Form 10-Q
period 1993-12-31
SPARTON CORP
filed 1994-02-04
CIK 92679

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                   FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1993

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________


Commission File Number 1-1000

                                SPARTON CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Ohio                                                       38-1054690
    -------------------------------                                    --------------------
    (State or other jurisdiction of                                     (I.R.S. Employer
    incorporation or organization)                                     Identification No.)

  2400 East Ganson Street, Jackson, Michigan                            49202
  ------------------------------------------                          ----------
    (Address of principal executive offices)                          (Zip Code)

                                   517-787-8600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                         ----   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of January 31, 1994 was 7,810,370.


                              SPARTON CORPORATION
                                     INDEX



                                                                                                         Page No.
                                                                                                         --------
Financial Statements:

  Consolidated Condensed Balance Sheet - December 31 and June 30, 1993                                       3

  Consolidated Condensed Statement of Operations - Three-Month and Six-Month
  Periods ended December 31, 1993 and 1992                                                                   4

  Consolidated Condensed Statement of Cash Flows - Six-Month Periods ended
  December 31, 1993 and 1992                                                                                 5

  Notes to Consolidated Condensed Financial Statements                                                       6

Management's Discussion and Analysis of Financial Condition and Results of
Operations                                                                                                   7

Other Information and Signatures                                                                            10



                      SPARTON CORPORATION AND SUBSIDIARIES
                Consolidated Condensed Balance Sheet (Unaudited)
                         December 31 and June 30, 1993



                                                              December 31       June 30
           ASSETS                                                1993            1993
                                                               ----------      ----------
   Current assets:
     Cash and cash equivalents                                 $3,510,376      $2,560,566
     Income taxes recoverable                                     452,000          --
     Accounts receivable                                       33,464,297      31,618,871
     Inventories and costs on contracts in progress,
       less progress payments of $4,097,000 at
       December 31 ($6,900,000 at June 30)                     48,783,573      47,419,133
     Prepaid expenses                                           2,775,352       2,362,297
                                                               ----------      ----------
           Total current assets                                88,985,598      83,960,867

   Miscellaneous receivables and other assets                   2,543,107       2,673,690


   Property, plant and equipment - net                         17,613,598      17,754,162
                                                               ----------      ----------
           Total assets                                      $109,142,303    $104,388,719
                                                             ============    ============

           LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Notes payable - due within one year                      $15,000,000      $3,880,000
     Accounts payable                                          14,521,680      18,900,081
     Taxes on income                                              264,699       1,078,584
     Accrued liabilities                                        8,225,737       8,890,032
                                                               ----------      ----------
           Total current liabilities                           38,012,116      32,748,697

   Deferred income taxes                                        1,755,000       1,965,000

   Deferred compensation                                        1,996,908       1,924,079

   Long-term obligations, net of current maturities               668,196         785,120

   Shareowners' equity:
     Common stock - 7,810,370 shares outstanding
       after deducting 124,342 shares in treasury               9,762,963       9,762,963
     Capital in excess of par value                               399,942         399,942
     Retained earnings                                         56,547,178      56,802,918
                                                               ----------      ----------
           Total shareowners' equity                           66,710,083      66,965,823
                                                               ----------      ----------
           Total liabilities & shareowners' equity           $109,142,303    $104,388,719
                                                             ============    ============

   See accompanying notes.



                      SPARTON CORPORATION AND SUBSIDIARIES
           Consolidated Condensed Statement of Operations (Unaudited)
   For the Three-month and Six-month Periods Ended December 31, 1993 and 1992

                                                       Three-month Periods                  Six-month Periods
                                                -------------------------------     ------------------------------
                                                    1993                1992            1993               1992
                                                -----------         -----------     -----------        ------------
 Net sales                                      $47,898,718         $50,113,806     $89,291,320        $107,830,074
 Costs and expenses                              47,440,041          48,682,263      89,922,205         104,386,717
                                                -----------         -----------     -----------        ------------
                                                    458,677           1,431,543        (630,885)          3,443,357

 Other income (expense):
   Interest                                        (138,384)           (157,781)       (196,749)           (267,665)
   Other - net                                      (15,062)            167,740          14,894             132,419
                                                -----------         -----------     -----------        ------------

 Income (loss) before income
   taxes and cumulative effect
   of accounting change                             305,231           1,441,502        (812,740)          3,308,111

 Provision (credit) for income
   taxes                                            109,000             519,000        (293,000)          1,191,000
                                                -----------         -----------     -----------        ------------
 Income (loss) before cumulative
   effect of accounting change                      196,231             922,502        (519,740)          2,117,111

 Change (credit) in method of
   accounting for income taxes                       --                  --            (264,000)            --
                                                -----------         -----------     -----------        ------------
 Net income (loss)                                 $196,231            $922,502       ($255,740)         $2,117,111
                                                ===========         ===========      ==========        ============
 Income (loss) per share of
   common stock:

   Income (loss) before
   cumulative effect of
   accounting change                                $.03               $ .12           $(.06)              $ .27

   Change (credit) in method
   of accounting for income
   taxes                                             --                  --             (.03)               --
                                                -----------         -----------     -----------        ------------
   Net income (loss)                                $.03               $ .12           $(.03)              $ .27
                                                ===========         ===========     ===========        ============
 Dividends                                          $-0-                $-0-            $-0-               $-0-
                                                ===========         ===========     ===========        ============


 See accompanying notes.


                      SPARTON CORPORATION AND SUBSIDIARIES
           Consolidated Condensed Statement of Cash Flows (Unaudited)
           For the Six-month Periods Ended December 31, 1993 and 1992

                                                                         1993           1992
                                                                     ---------      ---------
 Operating activities:
   Income (loss) from operations                                     ($519,740)    $2,117,111
   Cumulative effect of accounting change                              264,000         --
   Add non-cash items charged to operations:
     Depreciation                                                    1,826,975      1,724,319
     Deferred compensation                                              72,829         69,803
     Deferred income taxes                                            (210,000)        --
                                                                     ---------      ---------
                                                                     1,434,064      3,911,233
   Add (deduct) changes in operating assets
    and liabilities:
    Income taxes recoverable                                          (452,000)       125,466
    Accounts receivable                                             (1,845,426)       752,353
    Inventories                                                     (1,364,440)    (7,591,009)
    Accounts payable                                                (4,378,401)       (74,016)
    Taxes on income                                                   (813,885)      (133,727)
    Other                                                           (1,077,662)    (1,612,267)
                                                                     ---------      ---------
   Net cash provided (used) by operating activities                 (8,497,750)    (4,621,967)


 Investing activities:
   Purchases of property, plant and equipment-net                   (1,686,411)      (844,691)
   Other                                                               130,583         (2,542)
                                                                     ---------      ---------
                                                                    (1,555,828)      (847,233)
 Financing activities:
   Increase in notes payable                                        11,120,000      4,891,190
   Changes in long-term obligations, including
     current maturities thereof                                       (116,612)      (116,382)
   Proceeds from the exercise of
     stock options                                                      --              2,187
                                                                     ---------      ---------
                                                                    11,003,388      4,776,995
                                                                     ---------      ---------
 Increase (decrease) in cash and cash equivalents                      949,810       (692,205)


 Cash and cash equivalents at beginning of period                    2,560,566      3,416,185
                                                                     ---------      ---------
 Cash and cash equivalents at end of period                         $3,510,376     $2,723,980
                                                                    ==========     ==========
 Cash paid during the period for:
   Interest                                                           $168,000       $272,000
                                                                    ==========     ==========
   Income taxes                                                       $720,000     $1,117,000
                                                                    ==========     ==========


 See accompanying notes.

                      SPARTON CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


       1) The accompanying consolidated condensed balance sheet at December 31, 1993, and the related consolidated condensed statements of operations for the three-month and six-month periods ended December 31, 1993 and 1992 and cash flows for the six-month periods ended December 31, 1993 and 1992 are unaudited, but include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of such financial statements. The results of operations for the six- month period ended December 31, 1993 are not necessarily indicative of the results that may be expected for the full fiscal year.

       2) Effective July 1, 1993, the Company has determined tax expense and other deferred tax information in compliance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Prior years financial statements have not been restated to apply the provisions of SFAS No. 109 and, accordingly, reflect the deferred method. The adoption of SFAS No. 109 has not changed the actual amount of income tax that the Company pays. Provision is made for all deferred income taxes due to temporary differences between earnings for financial reporting and income tax purposes.

               The cumulative effect of this accounting change made as of July 1, 1993 was to increase net earnings for the first quarter of fiscal 1994 by $264,000 ($.03 per share) with corresponding changes to the Company's deferred tax assets and deferred tax liabilities.

       3) Earnings per share are computed using the weighted average number of shares outstanding as follows: For the three- month periods, 7,810,370 in 1993 and 7,791,998 in 1992. For the six-month periods, 7,810,370 in 1993 and 7,791,835 in 1992.

       4) There are various legal proceedings pending against the Company. In many cases, these proceedings involve ordinary and routine claims incidental to the business of the Company. In others, they represent allegations that are non-routine. The ultimate legal and financial liability of the Company in respect to these matters cannot be estimated with certainty. However, the Company believes, based on its examination of such matters, experience to date and discussions with legal counsel, that the ultimate liability (including insurance recoveries, where applicable) will not be material in relation to the Company's Consolidated Financial Statements.

               The Company and its subsidiaries are also involved in certain compliance issues with the United States Environmental Protection Agency and various state environmental regulatory agencies. Based upon its own examination and experience to date and upon information provided by legal counsel and outside consultants, it is management's opinion that the resolution of these issues will not have a material impact on the Company's Consolidated Financial Statements.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant events affecting the Company's earnings and financial condition during the periods included in the accompanying financial statements.

RESULTS OF OPERATIONS

SIX-MONTH PERIODS

Sales for the six-month period ended December 31, 1993 were $89,291,000, a decline of $18,539,000 (17%) from the corresponding period last year. These revenues were also below internal expectations. Sales decreased 39% at Sparton Electronics. This reflected both the anticipated declining level of U.S. government defense-related sales and unexpected delays in certain commercial product shipments. Sparton Electronics' commercial sales continues to expand, but not at a level to offset the decline in U.S. government related revenues. Sales decreased substantially at the Canadian unit compared to last year. Revenues also declined at Sparton Technology. The decrease at Sparton Technology was anticipated and was due to reduced government and contract manufacturing sales offset modestly by expanding foreign and proprietary product revenues. The Automotive and Industrial Products segment continues to expand with an aggregate sales increase of $9,075,000 (24%) for the current six-month period compared to the same period last year. This growth exceeded expectations and reflects both increased customer demand as well as new product shipments.

An operating loss of $631,000 was reported for the six-month period ended December 31, 1993 compared to operating income of $3,443,000 last year.
Sparton Electronics operated at a small profit for the period. Profit margins continue to be adversely impacted by increased costs associated with multiple program launches, unexpected production delays and lower overall volumes. The Sparton Technology and Canadian units both reported operating losses, but these losses were significantly less than those incurred in the prior year due to various cost cutting measures instituted. The Automotive and Industrial Products segment incurred a small operating loss for the current period compared to a modest profit last year. Factors contributing to this loss included costs associated with the relocation of a production facility, unexpected difficulties on new product launches, undercapacity problems on certain products and an overall inability to adjust prices due to competitive pressures. The Company will be expanding its manufacturing capacity within the year and has requested a price increase on one product line.

Interest expense declined $71,000 to $197,000 due to lower average borrowings and lower interest rates. After provision (credit) for applicable income taxes and before the cumulative effect of an accounting change, the Company incurred a loss of $520,000 ($.06 per share) for the six months ended December 31, 1993 compare to income of $2,117,000 ($.27 per share) for the corresponding period last year. Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The cumulative effect of this required change in the method for accounting for income taxes resulted in a credit in the first quarter of $264,000 ($.03 per share), primarily from a reduction in the income tax rates used to record deferred tax liabilities. The Company's net loss for the six-month period ended December 31, 1993 was

$256,000 ($.03 per share) compared to net income of $2,117,000 ($.27 per share) for the corresponding period last year.

Statement of Financial Accounting Standards No. 106, "Accounting for Postretirement Benefits Other than Pensions", has no effect on the Company as the Company does not provide postretirement benefits of the type described within this Statement. In addition, the Company has not elected to early comply with Statement of Financial Accounting Standards No. 112, "Employer's Accounting for Postemployment Benefits". The impact of such change, which is required in fiscal 1995, is not expected to have a material effect on the Company's financial position or results of operations.

THREE-MONTH PERIODS

Sales for the three-month period ended December 31, 1993 were $47,899,000, a decrease of $2,215,000 (4%) from the corresponding period last year. At Sparton Electronics, sales decreased $4,609,000 (19%) from the levels of the prior year due to the previously mentioned declining U.S. defense revenues and delays in commercial production. Sales were lower at the Canadian unit. Revenue at Sparton Technology decreased 36% from last year primarily due to the previously mentioned reductions in the government and contract manufacturing areas. The Automotive and Industrial products segment reported an increase of $4,845,000 (23%) in overall sales compared to the same period last year. All three of the operating units that comprise this segment had higher sales during this period principally due to increases in both customer demand and new product shipments.

Operating income of $459,000 was reported for the three months ended December 31, 1993 compared to $1,432,000 in the same period last year. Sparton Electronics operated at a profit substantially below last year's level and below internal expectations due to the previously mentioned problems of multiple program launches, production delays and lower volumes. The Canadian unit operated at a loss principally due to low sales volume. Sparton Technology operated at a slight loss for the current period, but improved over the operating loss last year primarily due to cost-cutting measures that were implemented. The Automotive and Industrial Products segment operated at a small profit for the current three-month period, approximately one-half the amount earned for the same period last year. This profit decrease was attributable to the previously mentioned relocation costs, difficulties on product launches, undercapacity problems and product pricing.

Lower average borrowings and borrowing costs during the current three-month period resulted in a decline in interest costs to $138,000. After provision for applicable income taxes, the Company's net income for the three-month period ended December 31, 1993 was $196,000 ($.03 per share) compared to $923,000 ($.12 per share) last year.

FINANCIAL POSITION

For the six-month period ended December 31, 1993, cash and cash equivalents increased $950,000 to $3,510,000. Operating activities used $8,498,000. Principal uses of cash flows from operating activities included increases in accounts receivable and product inventories and decreases in accounts payable. Operations provided cash flows of $1,434,000. Investing activities used $1,556,000 in cash flows primarily for purchases of property and equipment. Financing activities provided $11,003,000 in cash flows as the Company increased its short-term borrowings to fund its operating and investing activities. The Company will be investing in additional plant and equipment to accommodate additional automotive business previously awarded. Currently the expectation is to fund these investments from existing sources. No dividends were declared or paid in any of the periods presented. At December 31, 1993, the company had

$66,710,000 ($8.54 per share) in recorded shareholders' equity, $50,973,000 in working capital, and a 2.34:l working capital ratio.

OTHER

Environmental clean-up costs at Sparton Technology's Coors Road facility totalled $32,000 for the current six-month period compared to $138,000 for the corresponding period last year. These costs were charged against a provision initiated in 1991 to cover management's estimate of the future minimum costs. As of December 31, 1993, the remaining reserve to fund these future minimum costs totalled $712,000. Due to the nature of the problem, however, management is unable to reasonably estimate the ultimate costs to be incurred. At the present time, the Company has completed cost-recovery efforts against its insurers. Negotiations with regulatory authorities continue and based on information provided by counsel and outside consultants, it is management's continued opinion that the ultimate resolution of this issue will not have a material effect on the Company's consolidated financial position or results of operations.

Historically, approximately 50% of the Company's sales have been from the sale of sonobuoys, principally to the U.S. Navy. Purchases of production sonobuoys have been at reduced levels reflecting overall changes in the U.S. Navy's budget. Based on current information, it is expected that the U.S. Navy's budget for production sonobuoys for the foreseeable future will be no more than one-third to one-half the dollar levels of the late 1980's. The Navy is presently using available funds to improve the detection capability of current systems and to implement new detection systems for delivery in the late 1990's. The Company and Magnavox, our major competitor, are jointly developing these new systems. While the Company is uncertain as to the market potential of these new systems, we believe that this joint effort would be the supplier of choice. The international market for sonobuoys has also been impacted by reduced budgets. As most foreign governments use sonobuoys for training and do not maintain the high level of reserves of the U.S. Navy, the reductions to the international market will be less severe. In response to this changing environment, the Company has consolidated certain of its manufacturing facilities, implemented a cost reduction program within the defense-oriented operations and is developing commercial opportunities which will utilize its existing technological and manufacturing capabilities. In addition, the Company is focusing on expanding sales in its automotive and other commercial electronics markets. Management, however, cannot predict the level of U.S. sonobuoy awards it will receive over the next several years, the growth in sales volume of new commercial business intended to replace these declining defense revenues, nor the resulting financial impact of these changes on the Company's operations. Investors should be aware of this uncertainty and make their own independent evaluation.

                               OTHER INFORMATION

PART II

ITEM 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     3 & 4 Instruments defining the rights of security holders have been previously filed as follows:

                   Articles of Incorporation of the Registrant were filed on Form 10-K for the year ended June 30, 1981 and an amendment thereto was filed on Form 10-Q for the three-month period ending September 30, 1983 and are incorporated herein by reference.

                   By-laws of the Registrant were filed on Form 10-K for the year ended June 30, 1981 and are incorporated herein by reference.

                   Code of Regulations of the Registrant was filed on Form 10-K for the year ended June 30, 1981 and an amendment thereto was filed on Form 10-Q for the three-month period ended
                   September 30, 1982 and are incorporated herein by reference.

(b)  Reports on Form 8-K Filed in the Second Quarter of Fiscal 1994:  None





SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     SPARTON CORPORATION
                                                     Registrant

Date:  _________________                             /s/ David W. Hockenbrocht
                                                     -----------------------------------------
                                                     David W. Hockenbrocht, President


Date:  _________________                             /s/ Richard Langley
                                                     -----------------------------------------
                                                     Richard Langley, Vice President-
                                                     Treasurer & Principal Financial Officer