Form 10-Q
period 1994-03-31
SPARTON CORP
filed 1994-05-10
CIK 92679

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                   FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________


Commission File Number 1-1000

                                SPARTON CORPORATION
          ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Ohio                                  38-1054690
- - -------------------------------                --------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)


2400 East Ganson Street, Jackson, Michigan             49202
- - -------------------------------------------        -------------
 (Address of principal executive offices)            (Zip Code)


                                   517-787-8600
          ----------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                        -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of April 30, 1994 was 7,811,370.


                              SPARTON CORPORATION
                                     INDEX
                                                                                     Page No.
                                                                                     --------
Financial Statements:
     Consolidated Condensed Balance Sheet - March 31, 1994 and June 30, 1993              3

     Consolidated Condensed Statement of Operations - Three-Month and Nine-Month
     Periods ended March 31, 1994 and 1993                                                4

     Consolidated Condensed Statement of Cash Flows - Nine-Month Periods ended
     March 31, 1994 and 1993                                                              5

     Notes to Consolidated Condensed Financial Statements                                 6

Management's Discussion and Analysis of Financial Condition and Results of
Operations                                                                              7-9

Other Information and Signatures                                                         10



                      SPARTON CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)
                        MARCH 31, 1994 AND JUNE 30, 1993

                                                              MARCH 31         JUNE 30
                          ASSETS                                1994             1993
                                                            ------------    ------------
  Current assets:
    Cash and cash equivalents                                 $2,028,108      $2,560,566
    Income taxes recoverable                                     768,000          --
    Accounts receivable                                       34,637,597      31,618,871
    Inventories and costs on contracts in progress,
      less progress payments of $4,500,000 at
      March 31, 1994 ($6,900,000 at June 30)                  52,487,533      47,419,133
    Prepaid expenses                                           4,538,048       2,362,297
                                                            ------------    ------------
          Total current assets                                94,459,286      83,960,867

  Miscellaneous receivables and other assets                   2,541,670       2,673,690

  Property, plant and equipment - net                         18,528,871      17,754,162
                                                            ------------    ------------
          Total assets                                      $115,529,827    $104,388,719
                                                            ============    ============

             LIABILITIES AND SHAREOWNERS' EQUITY
  Current liabilities:
    Notes payable - due within one year                      $20,600,000      $3,880,000
    Accounts payable                                          14,181,619      18,900,081
    Taxes on income                                              228,564       1,078,584
    Accrued liabilities                                        9,931,382       8,890,032
                                                            ------------    ------------
          Total current liabilities                           44,941,565      32,748,697

  Deferred income taxes                                        1,755,000       1,965,000

  Deferred compensation                                        2,034,350       1,924,079

  Long-term obligations, net of current maturities               647,096         785,120

  Shareowners' equity:
    Common stock - 7,811,370 shares outstanding
      at March 31, 1994 (7,810,370 at June 30, 1993)
      after deducting 123,342 shares in treasury
      at March 31, 1994 (124,342 at June 30, 1993)            $9,764,213       9,762,963
    Capital in excess of par value                               403,067         399,942
    Retained earnings                                         55,984,536      56,802,918
                                                            ------------    ------------
          Total shareowners' equity                           66,151,816      66,965,823
                                                            ------------    ------------
          Total liabilities & shareowners' equity           $115,529,827    $104,388,719
                                                            ============    ============

See accompanying notes.


                      SPARTON CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
    FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED MARCH 31, 1994 AND 1993

                                                          THREE-MONTH PERIODS                        NINE-MONTH PERIODS
                                                      ---------------------------              -----------------------------
                                                         1994            1993                      1994             1993
                                                      -----------     -----------              ------------     ------------
        Net sales                                     $51,477,828     $63,016,458              $140,769,148     $170,846,532
        Costs and expenses                             52,195,601      60,424,702               142,117,806      164,811,419
                                                      -----------     -----------              ------------     ------------
                                                         (717,773)      2,591,756                (1,348,658)       6,035,113

        Other income (expense):
          Interest                                       (179,607)       (178,984)                 (376,356)        (446,649)
          Other - net                                      18,738             115                    33,632          132,534
                                                      -----------     -----------              ------------     ------------

        Income (loss) before income
          taxes and cumulative effect
          of accounting change                           (878,642)      2,412,887                (1,691,382)       5,720,998

        Provision (credit) for income
          taxes                                          (316,000)        869,000                  (609,000)       2,060,000
                                                      -----------     -----------              ------------     ------------

        Income (loss) before cumulative
          effect of accounting change                    (562,642)      1,543,887                (1,082,382)       3,660,998

        Change (credit) in method of
          accounting for income taxes                          --              --                  (264,000)              --
                                                      -----------     -----------              ------------     ------------

        Net income (loss)                               ($562,642)     $1,543,887                 ($818,382)      $3,660,998
                                                      ===========     ===========              ============     ============

        Income (loss) per share of
          common stock:

          Income (loss) before
          cumulative effect of
          accounting change                                 $(.08)          $ .20                     $(.14)           $ .47

          Change (credit) in method
          of accounting for income
          taxes                                                --              --                      (.03)              --
                                                      -----------     -----------              ------------     ------------

          Net income (loss)                                 $(.08)          $ .20                     $(.11)           $ .47
                                                      ===========     ===========              ============     ============
        Dividends                                            $-0-            $-0-                      $-0-             $-0-
                                                      ===========     ===========              ============     ============


 See accompanying notes.


                      SPARTON CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
            FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 1994 AND 1993

                                                                          1994            1993
                                                                       ----------      ----------
   Operating activities:
     Income (loss) from operations                                    ($1,082,382)     $3,660,998
     Cumulative effect of accounting change                               264,000          --
     Add non-cash items charged to operations:
       Depreciation                                                     2,909,869       2,517,039
       Deferred compensation                                              110,271         104,564
       Deferred income taxes                                             (210,000)         --
                                                                       ----------      ----------
                                                                        1,991,758       6,282,601
     Add (deduct) changes in operating assets
      and liabilities:
      Income taxes recoverable                                           (768,000)        261,323
      Accounts receivable                                              (3,018,726)        318,592
      Inventories                                                      (5,068,400)    (10,288,712)
      Accounts payable                                                 (4,718,462)      1,091,854
      Taxes on income                                                    (850,020)       (215,069)
      Other                                                            (1,134,833)        850,117
                                                                       ----------      ----------
     Net cash provided (used) by operating activities                 (13,566,683)     (1,699,294)


   Investing activities:
     Purchases of property, plant and equipment-net                    (3,684,578)     (2,847,526)
     Other                                                                132,020          19,605
                                                                       ----------      ----------
                                                                       (3,552,558)     (2,827,921)
   Financing activities:
     Increase in notes payable                                         16,720,000       3,991,190
     Changes in long-term obligations, including
       current maturities thereof                                        (137,592)       (137,091)
     Proceeds from the exercise of
       stock options                                                        4,375          49,750
                                                                       ----------      ----------
                                                                       16,586,783       3,903,849
                                                                       ----------      ----------
   Increase (decrease) in cash and cash equivalents                      (532,458)       (623,366)


   Cash and cash equivalents at beginning of period                     2,560,566       3,416,185
                                                                       ----------      ----------

   Cash and cash equivalents at end of period                          $2,028,108      $2,792,819
                                                                       ==========      ==========
   Cash paid during the period for:
     Interest                                                            $371,000        $451,000
                                                                       ==========      ==========
     Income taxes                                                        $807,000      $1,989,000
                                                                       ==========      ==========


 See accompanying notes.


                      SPARTON CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


       1) The accompanying consolidated condensed balance sheet at March 31, 1994, and the related consolidated condensed statements of operations for the three-month and nine-month periods ended March 31, 1994 and 1993 and cash flows for the nine-month periods ended March 31, 1994 and 1993 are unaudited, but include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of such financial statements. The results of operations for the nine-month period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the full fiscal year.

       2) Effective July 1, 1993, the Company has determined tax expense and other deferred tax information in compliance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Prior years financial statements have not been restated to apply the provisions of SFAS No. 109 and, accordingly, reflect the deferred method. The adoption of SFAS No. 109 has not changed the actual amount of income tax that the Company pays. Provision is made for all deferred income taxes due to timing differences between earnings for financial reporting and income tax purposes.

               The cumulative effect of this accounting change made as of July 1, 1993 was to increase net earnings for the first quarter of fiscal 1994 by $264,000 ($.03 per share) with corresponding changes to the Company's deferred tax assets and deferred tax liabilities.

       3) Earnings per share are computed using the weighted average number of shares outstanding as follows: For the three-month periods, 7,810,781 in 1994 and 7,808,493 in 1993. For the nine-month periods, 7,810,505 in 1994 and 7,797,307 in 1993.

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

               The Company and its subsidiaries are also involved in certain compliance issues with the United States Environmental Protection Agency and various state environmental regulatory agencies. Based upon its own examination and experience to date, and upon information provided by legal counsel and outside consultants, it is management's opinion that the resolution of these issues will not have a material impact on the Company's Consolidated Financial Statements.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant events affecting the Company's earnings and financial condition during the periods included in the accompanying financial statements.

RESULTS OF OPERATIONS
- - ---------------------

Nine-Month Periods
- - ------------------

Sales for the nine-month period ended March 31, 1994 were $140,769,000, a decline of $30,078,000 (18%) from the corresponding period last year. These revenues were within internal expectations. Sales decreased 42% at Sparton Electronics, reflecting both the anticipated declining level of U.S. government defense-related sales and unexpected delays in certain defense product shipments. In addition, certain commercial sales did not materialize as planned. Sparton Electronics' commercial sales continue to expand, but not at a level sufficient to offset the decline in defense-related revenues. Sales decreased substantially at the Canadian unit compared to last year. Revenues also declined at Sparton Technology as anticipated due to reduced government and contract manufacturing sales partially offset by expanding foreign and proprietary product revenues. The Automotive and Industrial Products segment continues to expand with an aggregate sales increase of $14,826,000 (24%) for the current nine-month period compared to the same period last year. Sales increases took place at all three units that comprise this segment. This growth exceeded expectations and reflects both increased customer demand as well as new product shipments.

An operating loss of $1,349,000 was reported for the nine-month period ended March 31, 1994 compared to operating income of $6,035,000 last year. These operating results were below expectations. Sparton Electronics operated at a slight loss for the period as margins continue to be adversely impacted by increased costs associated with multiple program launches, unexpected production delays and lower overall volumes. The Canadian and Sparton Technology units both reported operating losses, but these losses were significantly less than last years due to various cost cutting measures instituted. The Automotive and Industrial Products segment incurred a small operating loss for the current period compared to an operating profit last year. A modest operating profit for the nine-month period was anticipated. Factors contributing to the current period loss included costs associated with the relocation of a production facility, unexpected difficulties on new products launches, capacity problems at certain locations and an inability to adjust certain prices due to competitive pressures. A production facility was recently purchased in Hartford City, Indiana in order to expand this segment's manufacturing capacity and price increases on several product lines have also been requested.

Interest expense declined $71,000 to $376,000 primarily due to lower interest rates. After provision (credit) for applicable income taxes and before the cumulative effect of an accounting change, the Company incurred a loss of $1,082,000 ($.14 per share) for the nine months ended March 31, 1994 compared to income of $3,661,000 ($.47 per share) for the corresponding period last year.

Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The cumulative effect of this required change in the method for accounting for income taxes resulted in a credit in the first quarter of $264,000 ($.03 per share), primarily from a reduction in the income tax rates used to record deferred tax liabilities. The Company's net loss for the nine-month period ended March 31, 1994 was $818,000 ($.11 per share) compared to net income of $3,661,000 ($.47 per share) for the corresponding period last year.

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

Three-Month Periods
- - -------------------

Sales for the three-month period ended March 31, 1994 were $51,478,000, a decline of $11,539,000 (18%) from the corresponding period last year. At Sparton Electronics, sales decreased $16,300,000 (47%) from the levels of the prior year due to the previously mentioned declining defense-related revenues and delays in commercial production. Sales were lower at the Canadian unit, while revenue at Sparton Technology decreased 14% from last year primarily due to the previously mentioned reductions in the government and contract manufacturing areas. The Automotive and Industrial Products segment reported an increase of $5,751,000 (24%) in overall sales compared to the same quarter last year. All three of the operating units that comprise this segment had higher sales during this period due to both increased customer demand and new product shipments.

An operating loss of $718,000 was reported for the three months ended March 31, 1994 compared to operating income of $2,592,000 in the same period last year. Sparton Electronics operated at a small loss and below internal expectations compared to an operating profit last year. This current period loss was due to the previously mentioned problems of multiple program launches, production delays and lower volumes. The Canadian unit operated at a loss principally due to low sales volume. Sparton Technology operated at a loss for the current period, but its performance improved over last year primarily due to cost cutting measures that were implemented. The Automotive and Industrial Products segment operated at a slight loss for the current three-month period compared to an operating profit for the same period last year. This profit decrease was due to the previously mentioned difficulties on product launches, capacity problems and several unresolved product pricing issues.

Higher average borrowings offset by lower borrowing costs during the current three-month period resulted in interest costs remaining virtually unchanged at $180,000. After provisions for applicable income taxes, the Company incurred an operating loss of $563,000 ($.08 per share) for the three-month period ended March 31, 1994 compared to operating income of $1,544,000 ($.20 per share) last year.



FINANCIAL POSITION
- - ------------------

For the nine-month period ended March 31, 1994, cash and cash equivalents decreased $532,000 to $2,028,000. Operating activities used $13,567,000. Principal uses of cash flows from operating activities included increases in accounts receivable and product inventories and decreases in accounts payable. Operations provided cash flows of $1,992,000. Investing activities used $3,553,000 in cash flows primarily for purchases of property and equipment. As previously discussed, the Company recently purchased a production facility in Hartford City, Indiana in order to expand its automotive operations. Financing activities provided $16,588,000 in cash flows as the Company increased its short-term borrowings to fund its operating and investing activities. The Company will continue to invest in additional plant and equipment to accommodate additional automotive business previously awarded. Currently the expectation is to fund these investments from existing sources. No dividends were declared or paid in any of the periods presented. At March 31, 1994, the Company had $66,152,000 ($8.47 per share) in recorded shareowners' equity, $49,518,000 in working capital, and a 2.10:1 working capital ratio.

OTHER
- - -----

Environmental clean-up costs at Sparton Technology's Coors Road facility totalled $53,000 for the current nine-month period compared to $152,000 for the corresponding period last year. These costs were charged against a provision initiated in 1991 to cover management's estimate of the future minimum costs. As of March 31, 1994, the remaining reserve to fund these future minimum costs totalled $691,000. Due to the nature of the problem, however, management is unable to reasonably estimate the ultimate costs to be incurred. At the present time, the Company has completed cost-recovery efforts against its insurers. Negotiations with regulatory authorities continue and based on information provided by counsel and outside consultants, it is management's continued opinion that the ultimate resolution of this issue will not have a material effect on the Company's consolidated financial position or results of operations.

Historically, approximately 50% of the Company's sales have been from the sale of sonobuoys, principally to the U.S. Navy. Purchases of production sonobuoys have been at reduced levels reflecting overall changes in the U.S. Navy's budget. Based on current information, it is expected that the U.S. Navy's budget for production sonobuoys for the foreseeable future will continue to be reduced and may be no more than 20% of the dollar levels of the late 1980's. The Navy is presently using available funds to improve the detection capability of current systems and to implement new detection systems for planned deliveries starting in 1996. The Company and Magnavox, our major competitor, are jointly developing certain of these new systems. While the Company is uncertain as to the market potential of these new systems, it believes that this joint effort would be the supplier of choice. The international market for sonobuoys has also been adversely impacted by reduced budgets. As most foreign governments use sonobuoys for training and do not maintain the high level of reserves of the U.S. Navy, the reductions in the international market presently experienced and expected in the future are less severe. In response to this changing environment, the Company has previously consolidated certain of its manufacturing facilities, completed a cost reduction program within the defense-oriented operations and is developing commercial opportunities which will utilize its existing technological and manufacturing capabilities. In addition, the Company is focusing on expanding sales in its automotive and other commercial electronics markets. Management, however, cannot predict the level of U.S. sonobuoy awards it will receive over the next several years, the growth in sales volume of new commercial business intended to replace these declining defense revenues, nor the resulting financial impact of these changes on the Company's operations. As with any change of this magnitude, unexpected delays in new program start-ups and their associated cost impact should not be unanticipated. Investors should be aware of this uncertainty and make their own independent evaluation.

                               OTHER INFORMATION


PART II
- - -------

Item 6 - Exhibits and Reports on Form 8-K
- - ---------

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

(b)  Reports on Form 8-K Filed in the Third Quarter of Fiscal 1994:  None





SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           SPARTON CORPORATION
                           ----------------------------------------------
                           Registrant

Date:  5/10/94             /s/ John J. Smith
                           ---------------------------------------------
                           John J. Smith, Chairman of
                           the Board of Directors and
                           Chief Executive Officer


Date:  5/10/94             /s/ Richard Langley
                           ---------------------------------------------
                           Richard Langley, Vice President-
                           Treasurer & Principal Financial Officer