Form 10-K
period 1994-06-30
SPARTON CORP
filed 1994-09-28
CIK 92679

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended June 30, 1994
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from __________ to __________

Commission file number 1-1000
                               SPARTON CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              OHIO                                     38-1054690
     ------------------------              ---------------------------------
     (State of Incorporation)              (IRS Employer Identification No.)

 2400 East Ganson St., Jackson, Michigan                 49202
- - -----------------------------------------              ----------
 (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (517) 787-8600

Securities registered pursuant to Section 12(b) of the Act:
 (Title of each class)        (Name of each exchange on which registered)
- - --------------------------     ------------------------------------------
COMMON STOCK, $1.25 PAR VALUE             NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:  NONE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 1, 1994 was $23,712,000.

The number of shares of common stock outstanding as of September 1, 1994 were 7,811,370.

Documents incorporated in part by reference:

                 1994 Annual Report to Shareowners - Parts I, II, IV Proxy Statement for October 26, 1994 Meeting - Part III

PART I
- - ------
Item l.   Business
- - -------   --------


     Except as otherwise indicated, the term "Company" refers to Sparton Corporation, and the term "Sparton" refers to Sparton Corporation and its consolidated subsidiaries.


     The Company has been in continuous existence since 1900. It was last reorganized in 1919 as an Ohio corporation. Sparton operates in two principal business segments. The major products of both industry segments and selected data are included in the Annual Report in Note 10, Segment Information, of the Notes to Consolidated Financial Statements on pages 17 and 18 and are incorporated herein by reference. Additional information about each segment is as follows.


Electronics
- - -----------

     Historically, the electronics segment's principal product has been sonobuoys, which are anti-submarine warfare devices used by the U.S. Navy and other free world military organizations. According to publicly available government procurement data, Sparton has historically been one of two leading manufacturers of sonobuoys in the United States. It competes with a limited number of qualified manufacturers for sonobuoy procurements by the U.S. and selected foreign governments. Contracts are obtained through competitive bid or directed procurement. U.S. government contracts normally include termination provisions which allow the government to cancel contracts at its election. Termination clauses generally provide, however, a mechanism for the contractor to recoup some or all of the costs previously incurred. U.S. government contracts also generally include provisions for progress billings based upon contract costs incurred, which reduce the amount of working capital otherwise required to perform such contracts.


     The electronics segment also designs and/or manufactures a variety of electronic and electromechanical products for the telecommunications, electronics and other industries. Competitive factors in these markets include technical ability, customer service and price. A majority of the proprietary products, principally transducers and monitoring systems, are sold to the telecommunications industry. The primary industries of the Company's contract manufacturing business include telecommunications and health care. In the general contract manufacturing business, it must compete vigorously with a number of manufacturers. Commercial electronics products are distributed through a direct sales force and through a small group of distributors.


     At June 30, 1994 and June 30, 1993, the aggregate backlog was approximately $90 million and $93 million, respectively. A majority of the 1994 backlog is expected to be realized in fiscal 1995.


     The Company's sales of sonobuoys, principally to the U.S. Navy, have declined dramatically from $151,024,000 in 1992 to $47,645,000 in 1994, reflecting overall changes in the U.S. Navy's budget. Based on current information, it is expected that the U.S. Navy's budget for production sonobuoys for the foreseeable future will continue at reduced levels. The Navy is funding development efforts to improve the detection capability of current systems and to implement new detection systems for planned deliveries starting in 1996. The Company is currently developing certain of these new systems both individually and jointly with a major competitor. At the present time, the Company is uncertain as to the market potential of these new systems, and if it would be the supplier of choice if these systems go to production. The international market for sonobuoys has also been adversely impacted by reduced budgets. As most foreign governments use sonobuoys for training and do not maintain the same high level of reserves of the U.S. Navy, the reductions in the international market presently experienced and expected in the future should be less severe. In response to this changing environment, the Company has previously consolidated certain of its manufacturing facilities, continues to reduce costs within the defense-oriented operations and is developing commercial opportunities which will utilize its existing
technological and manufacturing capabilities.   In addition, the Company is
focusing on expanding sales in its automotive and other commercial electronics markets on a worldwide basis. Management, however, cannot predict the level of U.S. sonobuoy awards it will receive over the next several years, the growth in sales volume of new commercial business intended to replace these declining defense revenues, nor the resulting financial impact of these changes on the Company's operations. As with any change of this magnitude, unexpected delays in new program start-ups and their associated cost impacts frequently occur. Investors should be aware of this uncertainty and make their own independent evaluation.

Automotive and Industrial Products
- - ----------------------------------

     The automotive and industrial products segment produces a variety of automatic floors shifters, horns, metal airbag components, spare tire carriers, and stampings and assemblies for manufacturers of automobiles, trucks and other industrial and marine equipment. Competition in these markets is generally based upon product quality, customer service and price. Based on information provided by automobile manufacturers, the Company is believed to be one of the largest independent manufacturers of automatic floor shifters and horns in the United States. It is also one of numerous suppliers of automotive stampings. Sales are generally obtained on a competitive basis through either a direct sales force or manufacturers' representatives.

Other Information
- - -----------------

     Sparton's two principal business markets are dependent on a limited number of customers and the loss of any one of them could have a materially adverse financial effect. Materials for the manufacturing segments are obtained from a variety of sources. While Sparton holds a number of patents relating to its products and processes, none are considered of material importance to any of the individual business segments. Neither of the business segments have encountered or expect to encounter significant problems in obtaining sufficient raw materials. While sales fluctuate during the year, such fluctuations have not historically reflected a definitive seasonal pattern or tendency.


     Research and development expenditures amounted to approximately $19,621,000 in 1994, $18,511,000 in 1993 and $24,556,000 in 1992 (approximately
$16,197,000, $15,155,000 and $21,885,000 of these expenditures, respectively, were customer funded), primarily in the electronics segment. There are approximately 260 employees involved in research and development. Few, if any, devote all of their time to such efforts.


     Sparton employed approximately 2,300 people at June 30, 1994. The Company has one operating division and eight wholly-owned subsidiaries.



Item 2.   Properties
- - -------   ----------

     The table below lists the principal properties of Sparton, by segment. All are owned except as noted. There are manufacturing and/or office facilities at each location. Sparton believes these facilities are suitable for its operations, except as noted.

     Electronics:
          Jackson, Michigan
          DeLeon Springs, Florida (2 plants)
          Brooksville, Florida
          London, Ontario
          Albuquerque, New Mexico
          Rio Rancho, New Mexico
          Deming, New Mexico (lease/purchase, see below)

     Automotive and industrial products:
          Flora, Illinois
          Grayville, Illinois (2 plants, one of which is leased)
          Lake Odessa, Michigan
          Kentwood, Michigan (leased)
          Gladwin, Michigan
          Grand Haven, Michigan (in part leased)
          White Cloud, Michigan (in part leased)
          Spring Lake, Michigan
          Brownstown, Indiana
          Hartford City, Indiana


     The Company leases the Deming, New Mexico facility under terms of a capital lease and has exercised an option to purchase the facility at the end of the lease term which expires on July 1, 1997. Future minimum payments under this capital lease at June 30, 1994 are as follows: 1995 - $89,000, 1996 - $85,000, 1997 - $80,000, and $75,000 in 1998. Interest of $29,000, payable over the remaining lease term at 6 1/8% per annum, was deducted in arriving at the obligation at June 30, 1994. In July 1991, the Company leased an additional production facility in Albuquerque, New Mexico under a four-year agreement. This facility is presently vacant and available for sublease.


     Both the White Cloud, Michigan and Grand Haven, Michigan facilities are occupied under lease agreements that allow termination by either party upon ninety (90) day notice. These facilities are owned by John J. Smith and Lawson
K. Smith, Chief

Executive Officer, and Vice President-Secretary, respectively, of Sparton Corporation. The agreements, the result of arms-length type negotiations, grant the Company the option to acquire the properties during the lease term for $252,400 and $223,200, respectively.


     The adminitrative facility in Kentwood, Michigan is presently leased under an agreement that expires in October, 1997. The Company officially closed the Gladwin plant of Sparton Engineered Products, Inc.-Lake Odessa Group in August 1990 with this property subsequently offered for sale. The Gladwin facility was placed back in service in October 1993 and is no longer actively offered for sale.

Item 3.   Legal Proceedings
- - ------    -----------------

     Various litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are non-routine. The Company and its subsidiaries are also involved in certain compliance issues with the United States Environmental Protection Agency and various state agencies, including being named as a potentially responsible party at several sites. Potentially responsible parties can be held jointly and severally liable for the cleanup costs at any specific site. The Company's past experience, however, has indicated that when it has contributed only deminimus amounts of material or waste to a specific site, its ultimate share of any cleanup costs has been very small. Based upon available information, the Company believes it has contributed only deminimus amounts to those sites in which it is currently viewed a potentially responsible party.

     One of the Company's facilities located in New Mexico has been the subject of ongoing investigations by the U. S. Environmental Protection Agency (EPA). To date, the work has involved remedial investigations, negotiation and execution of an administrative order on consent with the EPA, establishment of on-site and off-site monitoring systems, and the installation of some groundwater recovery and air stripping equipment. The remedial investigation has been completed and approved. The Company has prepared a corrective action plan based upon the results of its investigation. This action plan has not yet been approved. In addition, the Company is involved in related issues with State of New Mexico environmental agencies and a nearby landowner. The
Company has charged to expense approximately $2,700,000, net of $3,000,000 of insurance recoveries received, since the contamination problem was first identified in the early 1980's. Efforts to resolve thses matters will likely continue for a number of years.

The ultimate legal and financial liability of the Company in respect to the above matters cannot be estimated with any certainty. Management of the Company believes, however, based on its examination of such matters, experience to date and discussions with counsel and other consultants, that such ultimate liability (including insurance recoveries, where applicable) should not be material in relation to the Company's consolidated financial statements.

Item 4.     Submission of Matters to a Vote of Security Holders
- - ------      ---------------------------------------------------

     No matters were submitted to a vote of the security holders during the last quarter of the period covered by this report.


Executive Officers
- - ------------------
     Information with respect to executive officers of the Registrant is set forth below.  The positions noted have been held for at least five years, except where noted.

                                                                                  Age
                                                                                  ---
JOHN J. SMITH, Chairman of the Board, Chief Executive Officer and                 82
   Director.

DAVID W. HOCKENBROCHT, President, Chief Operating Officer and Director.           59

LAWSON K. SMITH, Vice President, Secretary and Director; President of             79
  Sparton Engineered Products, Inc.-Lake Odessa Group.

RICHARD L. LANGLEY, Vice President-Treasurer since May 1990.  Prior               49
  to that date, Mr. Langley was employed by the Company as Assistant
  Treasurer.

RICHARD H. NICHOLS, Vice President and Assistant Secretary since July             64
   1994.  Prior to that date, Mr. Nichols was also Vice President and
   General Manager of Sparton Electronics.

MARK W. PICKARD, Vice President and General Manager of Sparton of                 41
   Canada, Ltd. since October 1992.  Prior to that date, Mr. Pickard was employed by the Company in several capacities, principally within the financial management functions.

                                                                                    Age
                                                                                    ---
DOUGLAS E. JOHNSON, Vice President and General Manager of Sparton                   46
   Electronics since July 1994.  Prior to that date, Mr. Johnson was the Assistant General Manager of Sparton Electronics and prior to
   August 1992, was employed by the Company in several capacities, principally within engineering and manufacturing management.

GARY A. WHITE, Vice President and General Manager of Sparton Engineered             43
   Products, Inc.-Lake Odessa Group since August 1991.  Prior to that date , Mr. White was employed by the Company as acting General
   Manager of Sparton Engineered Products, Inc.-KPI Group and prior to January 1991, as Director of Manufacturing.

JERRY R. GAUSE, Vice President and General Manager of Sparton Engineered             53
   Products, Inc.-KPI Group since July 1991.  Employed as Vice President and General Manager of Sparton Engineered Products, Inc.-Lake Odessa
   Group since November 1989 and before that as Director of Marketing since
   April 1989.

WILLIAM C. MIRGAIN, Vice President and General Manager of Sparton                   51
   Engineered Products, Inc.-Flora Group since July 1994.  Prior to that date, Mr. Mirgain was employed as Managing Director of DME Europe since August 1991 and prior to that date, was employed as Director of International Manufacturing for FMC Corporation.

RICHARD D. MICO, Vice President and General Manager of Sparton Technology,          64
   Inc.



R. JAN APPEL, Vice President, General Counsel and Assistant                         48
   Secretary.

JOSEPH S. LERCZAK, Assistant Treasurer since June 1990 and Assistant to             37
   the Treasurer since January 1990.  Prior to that date, he was employed as Controller of SMI PatientCare, Inc.


     John J. Smith and Lawson K. Smith are brothers. There are no other family relationships between the persons named above. John J. Smith is employed as Chief Executive Officer under the terms of an employment agreement through June 30, 1994. All other officers are elected annually and serve at the discretion of the Board of Directors.

PART II
- - -------
Item 5.      Market for the Registrant's Common Stock
- - ------       ----------------------------------------
             and Related Security Holder Matters
             -----------------------------------

     Information with respect to the market for the Company's stock, including stock prices, stock exchange and number of shareowners, and quarterly dividends for the two year period ended June 30, 1994, is included under "Financial Highlights" on page 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 20 of the Annual Report and is incorporated herein by reference.

Item 6.       Selected Financial Data
- - ------        -----------------------

     The "Selected Financial Data" on page 19 of the Annual Report is incorporated herein by reference.



Item 7.       Management's Discussion and Analysis of
- - ------        ---------------------------------------
              Financial Condition and Results of Operations
              ---------------------------------------------

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 20-22 of the Annual Report is incorporated herein by reference.


Item 8.       Financial Statements and Supplementary Data
- - ------        -------------------------------------------

     The consolidated financial statements and "Report of Independent Auditors" are included in the Annual Report on pages 8-18 and 12, respectively, and are incorporated herein by reference.

Item 9.       Changes in and Disagreements with Accountants on Accounting
- - ------        -----------------------------------------------------------
              and Financial Disclosure
              ------------------------

     None.

PART III
- - --------
Item 10.      Directors and Executive Officers
- - -------       --------------------------------
              of the Registrant
              -----------------

     Information with respect to directors is included in the Proxy Statement under "Election of Directors" and is incorporated herein by reference. Information concerning the executive officers is included in Part I on pages 9-11.



Item 11.     Executive Compensation
- - -------      ----------------------

     Information concerning executive compensation is included under "Compensation of Executive Officers and Directors" in the Proxy Statement and is incorporated herein by reference.

Item 12.     Security Ownership of Certain
- - -------      -----------------------------
             Beneficial Owners and Management
             --------------------------------

     Information on management and certain other beneficial ownership of the Company's common stock is included under "Outstanding Shares and Voting" in the Proxy Statement and is incorporated herein by reference.


Item 13.     Certain Relationships and Related Transactions
- - -------      ----------------------------------------------

     Information as to certain relationships and related transactions is included under "Certain Relationships and Transactions" in the Proxy Statement and is incorporated herein by reference.


PART IV
- - -------
Item 14.     Exhibits, Financial Statement
- - -------      -----------------------------
             Schedules, and Reports on Form 8-K
             ----------------------------------

     The following financial statements and schedules are filed as part of this report:

     Index to Financial Statements and Schedules Covered by Report of
     ----------------------------------------------------------------
Independent Auditors:
- - --------------------



                                                                              Page Reference
                                                                       --------------------------------
                                                                       Form               Annual Report
                                                                        10-K             to Shareowners
                                                                       -----             --------------
Data incorporated by reference from
   the 1994 Annual Report to Share-
   owners of Sparton Corporation:

     Consolidated balance sheets at June 30,                                                 8 - 9
         1994 and 1993

     For the years ended June 30, 1994, 1993, and 1992:

            Consolidated statements of operations                                             10

            Consolidated statements of cash flows                                             11

            Consolidated statements of share-                                                 12
              owners' equity

     Notes to consolidated financial                                                        13 - 18
         statements

Financial statement schedules for the years ended June 30, 1994, 1993 and 1992:

   VIII - Valuation and qualifying accounts                            S-1

     IX - Short-term borrowings                                        S-2

      X - Supplementary income statement                               S-3
               information


      All other prescribed schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

Exhibit Index
- - -------------
    3 and 4 Articles of Incorporation of the Registrant were filed with Form 10-K for the year ended June 30, 1981 and an amendment thereto was filed with Form 10-Q for the three-month period ended September 30, 1983, and are incorporated herein by reference.

                      By-laws of the Registrant were filed with Form 10-K for the year ended June 30, 1981, and are incorporated herein by reference.

                      Code of Regulations of the Registrant were filed with Form 10-K for the year ended June 30, 1981 and an amendment thereto was filed with Form 10-Q for the three-month period ended September 30, 1982, and are incorporated herein by reference.

       10 The employment agreement with John J. Smith was filed with Form 10-K for the year ended June 30, 1981 and subsequent amendments thereto were filed with Form 10-K for the year ended June 30, 1985, with Form 10-Q for the three-month period ended September 30, 1988, and with Form 10-Q for the three month period ended September 30, 1991 and are incorporated herein by reference.

       13 1994 Annual Report to Shareowners (filed herewith and attached). With the exception of the pages of the Annual Report specifically incorporated herein by reference, the Annual Report is not deemed to be filed as part of this report on Form 10-K.

       22             Subsidiaries (filed herewith and attached).

       23 Consent of independent auditors (filed herewith and attached).

       27 Submitted to the Securities and Exchange Commission for its information

Reports on Form 8-K Filed in the Fourth Quarter of Fiscal 1994
- - --------------------------------------------------------------

     No reports on Form 8-K were required to be filed by the Registrant during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SPARTON CORPORATION
                              ---------------------------------

Date: September 26, 1994      By /s/ Richard L. Langley
                                 -------------------------------
                                 Richard L. Langley, Vice President-
                                   Treasurer (Principal Accounting and
                                   Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               Signature and Title                                                          Date
               -------------------                                                          ----
By /s/ John J. Smith                                                                 August 26, 1994
- - --------------------------------------------------                                   ---------------
     John J. Smith, Chairman of the Board
       of Directors and Chief Executive Officer


By /s/ David W. Hockenbrocht                                                         August 26, 1994
- - --------------------------------------------------                                   ---------------
     David W. Hockenbrocht, President,
       Chief Operating Officer and Director


By /s/ Lawson K. Smith                                                               August 26, 1994
- - --------------------------------------------------                                   ---------------
     Lawson K. Smith, Vice President, Secretary
     and Director


By /s/ James N. DeBoer                                                               August 26, 1994
- - --------------------------------------------------                                   ---------------
     James N. DeBoer, Director


By /s/ Robert J. Kirk                                                                August 26, 1994
- - --------------------------------------------------                                   ---------------
     Robert J. Kirk, Director


By /s/ Marshall V. Noecker                                                           August 26, 1994
- - --------------------------------------------------                                   ---------------
     Marshall V. Noecker, Director


By /s/ Blair H. Thompson                                                             August 26, 1994
- - ---------------------------------------------------                                  ---------------
     Blair H. Thompson, Director

                      SPARTON CORPORATION AND SUBSIDIARIES
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                     Years Ended June 30, 1994, 1993, 1992



                                               Additions
                                          ------------------                Deductions
                        Balance           Charged        Charged               From           Balance
                       Beginning            to           to Other           (Recoveries       at End
 Description            of Year            Income        Accounts          to) Reserves       of Year
- - -------------          ---------          -------        --------          ------------      ---------

Allowance for
doubtful accounts:

      1994             $339,000           $607,000       $1,000          $ 844,000            $103,000

      1993              397,000             70,000           --            128,000             339,000

      1992              281,000             32,000           --           (84,000)             397,000




                      SPARTON CORPORATION AND SUBSIDIARIES
                      SCHEDULE IX - SHORT-TERM BORROWINGS
                    Years Ended June 30, 1994, 1993 and 1992


                                                      Maximum                              Weighted
                                                      Amount                                Average
                                                    Outstanding          Average           Interest
                                                      at Any             Amount              Rate
                  Balance          Weighted          Month-end         Outstanding          during
                  at End           Average            during             during              the
                  of Year            Rate            the Year           the Year            Year1
                ---------          -------          -----------        -----------         -------
Notes
payable
to banks:

1994            $20,615,000           5.5%          $21,748,000        $13,719,000             4.7%
                 ==========          =====           ==========         ==========            =====

1993            $ 3,880,000           4.6%          $15,620,000        $11,696,000             4.6%
                 ==========          =====           ==========         ==========            =====

1992            $ 8,959,000           5.3%          $21,471,000        $15,660,000             6.5%
                 ==========          =====           ==========         ==========            =====




____________________

1 Actual interest expense divided by average short-term borrowings.



                      SPARTON CORPORATION AND SUBSIDIARIES
            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                    Years Ended June 30, 1994, 1993 and 1992



                                        Charged to Costs and Expenses
                                   ---------------------------------------

                                      1994          1993           1992
                                   ----------    ----------     ----------

Maintenance and repairs            $3,059,000    $3,443,000     $4,171,000
                                    =========     =========      =========


