Form 10-Q
period 1994-09-30
SPARTON CORP
filed 1994-11-10
CIK 92679

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                   FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

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

                                   517-787-8600
              ---------------------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of October 31, 1994 was 7,811,370.

                              SPARTON CORPORATION
                                     INDEX

                                                                                                             PAGE NO.
                                                                                                             --------
Financial Statements:

  Consolidated Condensed Balance Sheet - September 30 and June 30, 1994                                     3

  Consolidated Condensed Statement of Operations - Three-Month Periods ended
  September 30, 1994 and 1993                                                                               4

  Consolidated Condensed Statement of Cash Flows - Three-Month Periods ended
  September 30, 1994 and 1993                                                                               5

  Notes to Consolidated Condensed Financial Statements                                                      6

Management's Discussion and Analysis of Financial Condition and Results of
Operations                                                                                                  7

Other Information and Signatures                                                                            9

                      SPARTON CORPORATION AND SUBSIDIARIES
                Consolidated Condensed Balance Sheet (Unaudited)
                         September 30 and June 30, 1994

                                                          September 30       June 30
                                                              1994            1994
                                                          ------------    ------------
         Assets
Current assets:
  Cash and cash equivalents                                 $2,072,554      $1,713,718
  Income taxes recoverable                                     704,000       2,591,000
  Accounts receivable                                       29,020,047      31,933,179
  Inventories and costs on contracts in progress,
    less progress payments of $2,414,000 at
    September 30 ($5,627,000 at June 30)                    39,900,814      45,835,914
  Prepaid expenses                                           3,772,209       2,434,109
                                                          ------------    ------------
        Total current assets                                75,469,624      84,507,920

Miscellaneous receivables and other assets                   2,969,022       3,060,062


Property, plant and equipment - net                         22,202,311      21,153,958
                                                          ------------    ------------
        Total assets                                      $100,640,957    $108,721,940
                                                          ============    ============
        Liabilities and Shareowners' Equity
Current liabilities:
  Notes payable - due within one year                      $17,350,000     $20,614,550
  Accounts payable                                           8,806,486      12,872,286
  Taxes on income                                              386,527         446,331
  Accrued liabilities                                        9,014,767       8,370,212
                                                          ------------    ------------
        Total current liabilities                           35,557,780      42,303,379

Deferred income taxes                                        1,809,500       1,809,500

Deferred compensation                                        1,924,182       1,912,265

Long-term obligations, net of current maturities               529,929         626,012

Shareowners' equity:
  Common stock - 7,811,370 shares outstanding
    after deducting 123,342 shares in treasury               9,764,213       9,764,213
  Capital in excess of par value                               403,067         403,067
  Retained earnings                                         50,652,286      51,903,504
                                                          ------------    ------------
        Total shareowners' equity                           60,819,566      62,070,784
                                                          ------------    ------------
        Total liabilities & shareowners' equity           $100,640,957    $108,721,940
                                                          ============    ============

See accompanying notes.


                      SPARTON CORPORATION AND SUBSIDIARIES
           Consolidated Condensed Statement of Operations (Unaudited)
         For the Three-month Periods Ended September 30, 1994 and 1993

                                                                                         1993
                                                                                     As Restated
                                                                         1994          (Note 2)
                                                                     -----------     -----------
Net sales                                                            $50,280,023     $41,392,602
Costs and expenses                                                    51,932,539      42,482,164
                                                                     -----------     -----------
                                                                      (1,652,516)     (1,089,562)

Other income (expense):
 Interest                                                               (325,988)        (58,365)
 Other - net                                                              23,286          29,956
                                                                     -----------     -----------
Income (loss) before income taxes                                     (1,955,218)     (1,117,971)

Provision (credit) for income taxes                                     (704,000)       (402,000)
                                                                     -----------     -----------

Net income (loss)                                                    ($1,251,218)      ($715,971)
                                                                      ==========        ========
Information per share of common stock:

  Net income (loss)                                                     $(.16)          $(.09)
                                                                      ==========        ========
  Dividends                                                              $-0-            $-0-
                                                                      ==========        ========

See accompanying notes.

                      SPARTON CORPORATION AND SUBSIDIARIES
           Consolidated Condensed Statement of Cash Flows (Unaudited)
         For the Three-month Periods Ended September 30, 1994 and 1993


                                                                                         1993
                                                                                     As Restated
                                                                        1994           (Note 2)
                                                                      ----------        --------
Cash flows provided (used) by operating activities:
  Net income (loss)                                                 ($1,251,218)      ($715,971)
  Add non-cash items charged to operations:
    Depreciation                                                        929,826         897,934
    Deferred compensation                                                41,917          36,076
    Deferred income taxes                                                --            (210,000)
                                                                     ----------      ----------
                                                                       (279,475)          8,039
  Add (deduct) changes in operating assets
   and liabilities:
   Income taxes recoverable                                           1,887,000        (402,000)
   Accounts receivable                                                2,913,132       2,559,446
   Inventories                                                        5,935,100         210,591
   Accounts payable                                                  (4,065,800)     (6,134,578)
   Taxes on income                                                      (59,804)       (740,893)
   Other                                                               (693,646)     (1,758,076)
                                                                     ----------      ----------
  Net cash provided (used) by operations                              5,636,507      (6,257,471)


Cash flows provided (used) by investing activities:
 Purchases of property, plant and equipment-net                      (1,978,179)       (554,985)
 Other                                                                   61,040         131,086
                                                                     ----------      ----------
                                                                     (1,917,139)       (423,899)
Cash flows provided (used) by financing activities:
 (Decrease) increase in notes payable                                (3,264,550)      5,620,000
 Changes in long-term obligations, including
  current maturities thereof                                            (95,982)        (95,748)
                                                                     ----------      ----------
                                                                     (3,360,532)      5,524,252
                                                                     ----------      ----------
Increase (decrease) in cash and cash equivalents                        358,836      (1,157,118)


Cash and cash equivalents at beginning of period                      1,713,718       2,560,566
                                                                     ----------      ----------
Cash and cash equivalents at end of period                           $2,072,554      $1,403,448
                                                                     ==========      ==========
Cash paid (refunded) during the period for:
 Interest                                                              $255,000         $58,000
                                                                     ==========      ==========
 Income taxes                                                       ($2,590,000)       $607,000
                                                                     ==========      ==========

See accompanying notes.

                      SPARTON CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


       1) The accompanying consolidated condensed balance sheet at September 30, 1994, and the related consolidated condensed statements of operations and cash flows for the three-month periods ended September 30, 1994 and 1993 are unaudited, but include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of such financial statements. The results of operations for the three-month period ended September 30, 1994 are not necessarily indicative of the results that may be expected for the full fiscal year.

       2) Effective the first quarter of fiscal 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The cumulative effect of this accounting change was to decrease the net loss for the first quarter of fiscal 1994 by $264,000 ($.03 per share). In the fourth quarter of fiscal 1994, the Company elected to early adopt SFAS No. 112, "Employers' Accounting for Postemployment Benefits," retroactively as of July 1, 1993. The cumulative effect of the accounting change was to increase the net loss for the first quarter of fiscal 1994 by $264,000 ($.03 per share), net of income taxes of $149,000. The effect of this accounting change on fiscal 1994 operations was not material.

             The first quarter fiscal 1994 loss and loss per common share have been restated to reflect the retroactive application of SFAS No. 112. This restatement increased the first quarter fiscal 1994 net loss by $264,000 ($.03 per share) from amounts previously reported.

       3) Earnings per share are computed using the weighted average number of shares outstanding of 7,811,370 in 1994 and 7,810,370 in 1993.

       4) There are various legal proceedings pending against the Company. In many cases, these proceedings involve ordinary and routine claims incidental to the business of the Company. In others, they represent allegations that are non-routine. The Company and its subsidiaries are also involved in certain compliance issues with the United States Environmental Protection Agency and various state environmental regulatory agencies. The Company has been involved in an environmental clean-up effort at one of its facilities since 1983. A reserve of $1,200,000 was established and charged against operations in 1991 in order to cover estimated minimum future costs of this clean-up effort. As of September 30, 1994, the remaining reserve for these future costs at this facility, principally ongoing monitoring, totaled $617,000. The Company has previously recovered all amounts available under insurance policies concerning this clean-up effort.

               The ultimate legal and financial liability of the Company in respect to these matters cannot be estimated with certainty. Based upon its own examination and experience to date, and upon information provided by legal counsel and outside consultants, it is management's opinion that the resolution of these matters should not have a material impact on the Company's consolidated financial statements.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant events affecting the Company's earnings and financial condition during the periods included in the accompanying financial statements.

RESULTS OF OPERATIONS
- - - ---------------------

Sales for the three-month period ended September 30, 1994 were $50,280,000, an increase of $8,887,000 (21%) from the corresponding period last year. Revenues in total were consistent with internal expectations. Sales increased 27% at Sparton Electronics, but were still below anticipated levels. Certain commercial revenues did not materialize as planned. Commercial sales volume continues to expand, but not at a level sufficient to offset the decline in defense-related revenues. Sales increased modestly at the Canadian unit, while revenues at Sparton Technology were comparable to last year. The Automotive and Industrial Products segment continues to expand with an aggregate sales increase of $4,030,000 (19%) for the current three-month period compared to the same period last year. This growth was consistent with expectations and reflects both increased customer demand as well as new product shipments.

An operating loss of $1,653,000 was reported for the three months ended September 30, 1994 compared to an operating loss of $1,090,000 last year. Sparton Electronics operated at a small loss for the period. Margins continue to be adversely impacted by increased costs associated with the start-up of several new programs and lower than anticipated sales volumes. While the Canadian unit incurred a small operating loss, this was an improvement over the loss incurred last year. These improved operating results were primarily due to cost-cutting measures instituted this past year. Sparton Technology operated on a break-even basis for the current period. The Automotive and Industrial Products segment incurred an operating loss for the current three-month period. The loss was significantly higher than the operating loss incurred last year and substantially higher than anticipated. Factors contributing to this loss included continuing productivity and efficiency issues, capacity problems at certain facilities, difficulties achieving customer quality demands, and an inability to adjust certain prices due to competitive pressures. The Hartford City, Indiana facility purchased last fiscal year was placed into production this period. Price increases on several product lines have been requested, but with only limited success. Efforts to obtain price increases continue.

Interest expense increased $268,000 to $326,000 due to higher average borrowings and higher interest rates. Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The cumulative effect of this accounting change was to decrease the net loss for the first quarter of fiscal 1994 by $264,000 ($.03 per share). In the fourth quarter of fiscal 1994, the Company elected to early adopt SFAS No. 112, "Employers' Accounting for Postemployment Benefits," retroactively as of July 1, 1993. The cumulative effect of the accounting change was to increase the net loss for the first quarter of fiscal 1994 by $264,000 ($.03 per share), net of income taxes of $149,000. The effect of this accounting change on fiscal 1994 operations was not material. The accounting changes, when taken together, offset each other for the first quarter of fiscal 1994, as restated. After provision for applicable income taxes, the Company's net loss for the three-month period ended September 30, 1994 was $1,251,000 ($.16 per share) compared to $716,000 ($.09 per share), as restated, for the corresponding period last year.

FINANCIAL POSITION
- - - ------------------

For the three-month period ended September 30, 1994, cash and cash equivalents increased $359,000 to $2,073,000. Operating activities provided $5,637,000 in net cash flows. Principal sources of cash flows from operating activities included decreases in inventories, accounts receivable, and income taxes recoverable. Primary uses included the operating loss and a decrease in accounts payable. Cash flows used by investing activities were $1,917,000, primarily for the purchase of property, plant and equipment within the Automotive and Industrial Products segment. Financing activities used $3,361,000 in cash flows as the Company decreased its short-term borrowings. No dividends were declared in either period presented. At September 30, 1994, the Company had $60,820,000 ($7.79 per share) in recorded shareowners' equity, $39,912,000 in working capital, and a 2.12:1 working capital ratio.

OTHER
- - - -----

The Company has been involved in an environmental clean-up effort at Sparton Technology's Coors Road facility since 1983. Costs incurred totalled $46,000 for the current three-month period compared to $19,000 for the corresponding period last year. These costs were charged against a reserve initiated in 1991 to cover estimated future minimum costs. As of September 30, 1994, the remaining reserve for future minimum costs totalled $617,000. The Company has previously recovered all amounts available under insurance policies concerning this clean-up effort. A remedial action plan has been developed and submitted for approval but negotiations continue with respect to such plan. In addition, the Company is involved in several related issues with State of New Mexico environmental agencies. Until these and other related issues are resolved, management is unable to accurately assess what the ultimate costs may be. Management continues to work diligently in pursuing these issues and believes that their ultimate resolution should not have a material adverse effect on the Company's consolidated financial statements.

The Company's sales of sonobuoys, principally to the U.S. Navy, have declined dramatically from $151,024,000 in fiscal 1992 to $47,645,000 in fiscal 1994. Based on currently available information, it is expected that the U.S. Navy's budget for production sonobuoys for the foreseeable future will continue at reduced levels. In response to this changing environment, the Company has previously consolidated certain of its manufacturing facilities, continues to reduce costs within the defense-oriented operations and is developing commercial opportunities which will utilize its existing technological and manufacturing capabilities. In addition, the Company is focusing on expanding sales in its automotive and other commercial electronics markets on a worldwide basis. Management, however, cannot predict the level of U.S. sonobuoy awards it will receive over the next several years, the growth in sales volume of new commercial business intended to replace these declining defense revenues, nor the resulting financial impact of these changes on the Company's operations.
As with any change of this magnitude, unanticipated delays in new program start-ups and their associated cost impact can reasonably be expected to occur. Investors should be aware of this uncertainty and make their own independent evaluation.

                               OTHER INFORMATION


PART II
- - - -------

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
- - - -----------------------------------------

(a)  Exhibits

   3 & 4  Instruments defining the rights of security holders have been previously filed as follows:

          Articles of Incorporation of the Registrant were filed on Form 10-K for the year ended June 30, 1981 and an amendment thereto was filed on Form 10-Q for the three-month period ended September 30, 1983 and are incorporated herein by reference.

          By-laws of the Registrant were filed on Form 10-K for the year ended June 30, 1981 and are incorporated herein by reference.

          Code of Regulation of the Registrant was filed on Form 10-K for the year ended June 30, 1981 and an amendment thereto was filed on Form 10-Q for the three-month period ended September 30, 1982 and are incorporated herein by reference.

     10   The employment agreement with John J. Smith (filed herewith).

     27   Submitted to the Securities and Exchange Commission for its information.

(b)  Reports on Form 8-K Filed in the First Quarter of Fiscal 1995:  None


SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     SPARTON CORPORATION
                                                     -------------------
                                                     Registrant


Date:  October 31, 1994                              /s/ John J. Smith
      ---------------------                          -----------------------------------------------
                                                     John J. Smith, Chairman of the Board and Chief
                                                     Executive Officer


Date:  November 10, 1994                             /s/ Richard Langley
      --------------------                           -----------------------------------------------
                                                     Richard Langley, Vice President-
                                                     Treasurer & Principal Financial Officer