Form 10-Q
period 1994-12-31
SPARTON CORP
filed 1995-02-13
CIK 92679

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                   FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________


Commission File Number 1-1000

                                SPARTON CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Ohio                                         38-1054690
   -------------------------------                   -----------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

2400 East Ganson Street, Jackson, Michigan                49202
- ------------------------------------------              ----------
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of January 31, 1995 was 7,811,370.

                              SPARTON CORPORATION
                                     INDEX



                                                                        Page No.
Financial Statements:                                                   -------

  Consolidated Condensed Balance Sheet - December 31 and June 30, 1994        3


  Consolidated Condensed Statement of Operations - Three-Month and Six-Month
  Periods ended December 31, 1994 and 1993                                    4


  Consolidated Condensed Statement of Cash Flows - Six-Month Periods ended
  December 31, 1994 and 1993                                                  5


  Notes to Consolidated Condensed Financial Statements                        6

Management's Discussion and Analysis of Financial Condition and Results of
Operations                                                                    7

Other Information and Signatures                                             10


                      SPARTON CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)
                         DECEMBER 31 AND JUNE 30, 1994



                                                           December 31       June 30
                          Assets                              1994            1994
                          ------                          ------------    ------------
Current assets:
  Cash and cash equivalents                                 $3,701,115      $1,713,718
  Income taxes recoverable                                   1,794,000       2,591,000
  Accounts receivable                                       31,002,566      31,933,179
  Inventories and costs on contracts in progress,
    less progress payments of $2,976,000 at
    December 31 ($5,627,000 at June 30)                     39,387,994      45,835,914
  Prepaid expenses                                           4,589,821       2,434,109
                                                          ------------    ------------
        Total current assets                                80,475,496      84,507,920

Miscellaneous receivables and other assets                   2,971,051       3,060,062


Property, plant and equipment - net                         21,877,131      21,153,958
                                                          ------------    ------------
        Total assets                                      $105,323,678    $108,721,940
                                                          ============    ============

           Liabilities and Shareowners' Equity
           -----------------------------------
Current liabilities:
  Notes payable - due within one year                      $23,200,000     $20,614,550
  Accounts payable                                           9,900,075      12,872,286
  Taxes on income                                              254,878         446,331
  Accrued liabilities                                        8,829,086       8,370,212
                                                          ------------    ------------
        Total current liabilities                           42,184,039      42,303,379

Deferred income taxes                                        1,809,500       1,809,500

Deferred compensation                                        1,938,791       1,912,265

Long-term obligations, net of current maturities               508,783         626,012

Shareowners' equity:
  Common stock - 7,811,370 shares outstanding
    after deducting 123,342 shares in treasury               9,764,213       9,764,213
  Capital in excess of par value                               403,067         403,067
  Retained earnings                                         48,715,285      51,903,504
                                                          ------------    ------------
        Total shareowners' equity                           58,882,565      62,070,784
                                                          ------------    ------------
        Total liabilities & shareowners' equity           $105,323,678    $108,721,940
                                                          ============    ============

See accompanying notes.




                      SPARTON CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
   FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED DECEMBER 31, 1994 AND 1993



                                                               Three-month Periods                        Six-month Periods
                                                            -----------     -----------              -----------     -----------
                                                                                                                        1993
                                                                                                                     As Restated
                                                                1994           1993                     1994          (Note 2)
                                                            -----------     -----------              -----------     -----------
Net sales                                                   $48,262,461     $47,898,718              $98,542,484     $89,291,320
Costs and expenses                                           50,974,532      47,440,041              102,907,071      89,922,205
                                                            -----------     -----------              -----------     -----------
                                                             (2,712,071)        458,677               (4,364,587)       (630,885)

Other income (expense):
  Interest                                                     (344,560)       (138,384)                (670,548)       (196,749)
  Other - net                                                    29,630         (15,062)                  52,916          14,894
                                                            -----------     -----------              -----------     -----------

Income (loss) before income taxes                            (3,027,001)        305,231               (4,982,219)       (812,740)

Provision (credit) for income taxes                          (1,090,000)        109,000               (1,794,000)       (293,000)
                                                            -----------     -----------              -----------     -----------
Net income (loss)                                           ($1,937,001)       $196,231              ($3,188,219)      ($519,740)
                                                            ===========     ===========              ===========     ===========
Information per share of common stock:

  Net income (loss)                                            $(.25)          $ .03                    $(.41)          $(.06)
                                                            ===========     ===========              ===========     ===========
  Dividends                                                     $-0-            $-0-                     $-0-            $-0-
                                                            ===========     ===========              ===========     ===========


See accompanying notes.

                      SPARTON CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
           FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 1994 AND 1993








                                                                                       1993
                                                                                   As Restated
                                                                       1994          (Note 2)
                                                                 --------------   -------------
Operating activities:
  Net income (loss)                                                ($3,188,219)      ($519,740)
  Add non-cash items charged to operations:
    Depreciation                                                     1,955,407       1,826,975
    Deferred compensation                                               86,526          72,829
    Deferred income taxes                                             --              (210,000)
                                                                 --------------   -------------
                                                                    (1,146,286)      1,170,064
  Add (deduct) changes in operating assets
   and liabilities:
   Income taxes recoverable                                            797,000        (452,000)
   Accounts receivable                                                 930,613      (1,845,426)
   Inventories                                                       6,447,920      (1,364,440)
   Accounts payable                                                 (2,972,211)     (4,378,401)
   Taxes on income                                                    (191,453)       (813,885)
   Other                                                            (1,697,062)       (813,662)
                                                                 --------------   -------------
  Net cash provided (used) by operating activities                   2,168,521      (8,497,750)


Investing activities:
  Purchases of property, plant and equipment-net                    (2,678,580)     (1,686,411)
  Other                                                                 29,011         130,583
                                                                 --------------   -------------
  Net cash (used) by investing activities                           (2,649,569)     (1,555,828)

Financing activities:
  Increase in notes payable                                          2,585,450      11,120,000
  Changes in long-term obligations, including
    current maturities thereof                                        (117,005)       (116,612)
                                                                 --------------   -------------
  Net cash provided by financing activities                          2,468,445      11,003,388
                                                                 --------------   -------------
Increase in cash and cash equivalents                                1,987,397         949,810


Cash and cash equivalents at beginning of period                     1,713,718       2,560,566
                                                                 --------------   -------------

Cash and cash equivalents at end of period                          $3,701,115      $3,510,376
                                                                 ==============   =============
Cash paid (received) during the period for:
  Interest                                                            $608,000        $168,000
                                                                 ==============    ============
  Income taxes (refunded)                                          ($2,590,000)       $720,000
                                                                 ==============   =============





See accompanying notes.

                      SPARTON CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


       1) The accompanying consolidated condensed balance sheet at December 31, 1994, and the related consolidated condensed statements of operations for the three-month and six-month periods ended December 31, 1994 and 1993 and cash flows for the six-month periods ended December 31, 1994 and 1993 are unaudited, but include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of such financial statements. The results of operations for the six-month period ended December 31, 1994 are not necessarily indicative of the results that may be expected for the full fiscal year.

       2) Effective the first quarter of fiscal 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The cumulative effect of this accounting change was to decrease the net loss for the first quarter of fiscal 1994 by $264,000 ($.03 per share). In the fourth quarter of fiscal 1994, the Company elected to early adopt SFAS No. 112, "Employers' Accounting for Postemployment Benefits," retroactively as of July 1, 1993. The cumulative effect of this accounting change was to increase the net loss for the first quarter of fiscal 1994 by $264,000 ($.03 per share), net of income taxes of $149,000. The effect of this postemployment benefits accounting change on fiscal 1994 operations was not material. Both accounting changes, when taken together, offset each other for the first quarter of fiscal 1994, as restated.

               The net loss and net loss per common share for the six months ended December 31, 1993 have also been restated to reflect the retroactive application of SFAS No. 112 as discussed above. This restatement increased the net loss reported at December 31, 1993 by $264,000 ($.03 per share) from amounts previously reported.

       3) Earnings per share are computed using the weighted average number of shares outstanding as follows: For the three-month periods, 7,811,370 in 1994 and 7,810,370 in 1993. For the six-month periods, 7,811,370 in 1994 and 7,810,370 in 1993.

       4) There are various legal proceedings pending against the Company. In many cases, these proceedings involve ordinary and routine claims incidental to the business of the Company. In others, they represent allegations that are non-routine. The Company and its subsidiaries are also involved in certain compliance issues with the United States Environmental Protection Agency and various state environmental regulatory agencies. The Company has been involved in an environmental clean-up effort at one of its facilities since 1983. A reserve of $1,200,000 was established and charged against operations in 1991 in order to cover estimated minimum future costs related to this clean-up effort. As of December 31, 1994, the remaining reserve for these future costs at this facility, principally ongoing monitoring, totaled $584,000. The Company has previously recovered all known amounts available under insurance policies concerning this clean-up effort.

               The ultimate legal and financial liability of the Company with respect to these matters cannot be estimated with certainty. Based upon its own examination and experience to date, and upon information provided by legal counsel and outside consultants, it is management's opinion that the resolution of these matters should not have a material impact on the Company's consolidated financial statements.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant events affecting the Company's earnings and financial condition during the periods included in the accompanying financial statements.

RESULTS OF OPERATIONS
- ---------------------
Six-Month Periods
- -----------------
Sales for the six-month period ended December 31, 1994 were $98,542,000, an increase of $9,251,000 (10%) from the corresponding period last year.
Revenues, however, were below internal expectations. Sales at Sparton Electronics were substantially below anticipated levels and at the same level as last year. Certain commercial revenues did not materialize as expected. Commercial sales volume continues to expand, but not at a level sufficient to offset the decline in defense-related revenues. Sales increased significantly at the Canadian unit over the depressed levels of the prior year. Revenues also increased at Sparton Technology, primarily due to expanding foreign and proprietary product sales. The Automotive and Industrial Products segment continues to expand with an aggregate sales increase of $6,883,000 (15%) for the current six-month period compared to the same period last year. This sales growth exceeded expectations and reflects both increased customer demand for existing products as well as new product shipments.

An operating loss of $4,365,000 was reported for the six-month period ended December 31, 1994 compared to an operating loss of $631,000 last year. Sparton Electronics operated at an unanticipated loss for the period. Profit margins continue to be adversely impacted by increased costs associated with lower overall sales volumes, unexpected production delays, and multiple program launches. The transition from being primarily a defense-related supplier to that of a commercial manufacturer continues, particularly in the administrative and materials management areas. The Canadian unit incurred a loss for the current six-month period compared to a much larger loss last year. Sparton Technology reported a modest operating profit this period compared to an operating loss last year. These improved operating results at both Canada and Sparton Technology were primarily due to higher sales volume, a favorable product mix, and cost-cutting measures instituted this past year. The Automotive and Industrial Products segment incurred a significant operating loss for the current six-month period compared to a small loss last year. A modest operating profit for the current period was anticipated. Factors contributing to this loss included continuing productivity and efficiency issues, capacity problems at certain facilities, difficulties in achieving customer quality demands, and an inability to adjust certain prices due to competitive pressures. The Hartford City, Indiana facility purchased last fiscal year was placed into production early in this current six-month period. Price increases on several product lines have been requested, but with only limited success thus far. Efforts to obtain price increases continue.

Interest expense increased $474,000 to $671,000 due to higher average borrowings and substantially higher interest rates. Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The cumulative effect of this accounting change was to decrease the net loss for the first quarter of fiscal 1994 by $264,000 ($.03 per share). In the fourth quarter of fiscal

1994, the Company elected to early adopt SFAS No. 112, "Employers' Accounting for Postemployment Benefits," retroactively as of July 1, 1993. The cumulative effect of the accounting change was to increase the net loss for the first quarter of fiscal 1994 by $264,000 ($.03 per share), net of income taxes of $149,000. The effect of this postemployment benefit accounting change on fiscal 1994 operations was not material. Both accounting changes, when taken together, offset each other for the first quarter of fiscal 1994, as restated. The loss and loss per common share for the six months ended December 31, 1993 have also been restated to reflect the retroactive application of SFAS No. 112. This restatement increased the net loss reported at December 31, 1993 by $264,000 ($.03 per share) from amounts previously reported. After provision for applicable income taxes, the Company's net loss for the six-month period ended December 31, 1994 was $3,188,000 ($.41 per share) compared to a net loss of $520,000 ($.06 per share), as restated, for the corresponding period last year.

Three-Month Periods
- -------------------
Sales for the three-month period ended December 31, 1994 were $48,262,000, virtually the same as the $47,899,000 level from the corresponding period last year. At Sparton Electronics, sales declined $3,727,000 (19%) from the levels of the prior year and were below internal expectations as certain commercial revenues did not materialize as planned. Sales more than doubled at the Canadian unit compared to last year, but still remain at historically reduced levels. Revenues at Sparton Technology increased 35% from the low levels of last year primarily due to the previously mentioned expanding foreign and proprietary product sales. The Automotive and Industrial Products segment reported an increase of $2,853,000 (11%) in overall sales compared to the same period last year. All three of the operating units that comprise this segment had higher sales during this period principally due to increases in both customer demand for existing products as well as new product shipments.

An operating loss of $2,712,000 was reported for the three months ended December 31, 1994 compared to operating income of $459,000 in the same period last year. Sparton Electronics operated at loss compared to a small profit last year and significantly below internal expectations due to the previously mentioned problems of lower overall sales volumes, unexpected production delays, and multiple program launches. The Canadian unit operated at a loss principally due to low sales volume. Sparton Technology operated at a profit for the current period due to higher sales volume and the previously mentioned cost-cutting measures implemented last year. The Automotive and Industrial Products segment operated at a loss for the current three-month period compared to a small profit last year and significantly below anticipated results. This decline was attributable to the previously mentioned productivity and efficiency issues, capacity problems at certain facilities, difficulties in achieving customer quality demands, and product pricing.

Higher average borrowings and significantly higher borrowing costs during the three-month period resulted in an increase in interest costs of $207,000 to $345,000. After provision for applicable income taxes, the Company's net loss for the three-month period ended December 31, 1994 was $1,937,000 ($.25 per share) compared to net income of $196,000 ($.03 per share) last year.

FINANCIAL POSITION
- ------------------
For the six-month period ended December 31, 1994, cash and cash equivalents increased $1,987,000 to $3,701,000. Operating activities provided $2,169,000 in net cash flows. Principal sources of cash flows from operating activities included decreases in inventories and accounts receivable. Primary uses included the operating loss, a reduction in accounts payable, and an increase in prepaid customer tooling. Cash flows used by investing activities were $2,650,000, primarily for the purchase of property plant and equipment within the Automotive and Industrial Products segment. Financing activities provided $2,468,000 in cash flows as the Company increased its short term borrowings. Late in the second quarter, the Canadian unit replaced its $723,000 credit facility with a $5,000,000 unsecured line of credit to be used for working capital purposes. The credit facility, expiring in October 1995, is subject to a favorable interest rate structure and is guaranteed by the parent company. No dividends were declared or paid in any of the periods presented. At December 31, 1994, the Company had $58,883,000 ($7.54 per share) in recorded shareowners' equity, $38,291,000 in working capital, and a 1.91:1 working capital ratio.

OTHER
- -----
The Company has been involved in an environmental clean-up effort at Sparton Technology's Coors Road facility since 1983. Costs incurred totalled $79,000 for the current six-month period compared to $32,000 for the corresponding period last year. These costs were charged against a reserve initiated in 1991 to cover estimated future minimum costs. As of December 31, 1994, the remaining reserve for future minimum costs totalled $584,000. The Company has previously recovered all amounts available under insurance policies concerning this clean-up effort. A remedial action plan has been developed and submitted for approval but negotiations continue with respect to such plan. In addition, the Company is involved in several related issues with State of New Mexico environmental agencies. Until these and other related issues are resolved, management is unable to accurately assess what the ultimate costs may be. Management continues to work diligently in pursuing these issues and believes that their ultimate resolution should not have a material adverse effect on the Company's consolidated financial statements.

The Company's sales of sonobuoys, principally to the U.S. Navy, have declined dramatically from $151,024,000 in fiscal 1992 to $47,645,000 in fiscal 1994. Based on currently available information, it is expected that the U.S. Navy's budget for production sonobuoys for the foreseeable future will continue at reduced levels. The U.S. Navy's procurement practices at these reduced budget levels may also change. In response to this changing environment, the Company has previously consolidated certain of its manufacturing facilities, continues to reduce costs within the defense-oriented operations and is developing commercial opportunities which will utilize its existing technological and manufacturing capabilities. In addition, the Company is focusing on expanding sales in its automotive and other commercial electronics markets on a worldwide basis. Management, however, cannot predict the level of U.S. sonobuoy awards it will receive, if any, over the next several years, the growth in sales volume of new commercial business intended to replace these declining defense revenues, nor the resulting financial impact of these changes on the Company's operations. As with any change of this magnitude, unanticipated delays in new program start-ups and their associated cost impact can reasonably be expected to occur. Investors should be aware of this uncertainty and make their own independent evaluation.

                               OTHER INFORMATION


PART II
- -------
Item 6 - Exhibits and Reports on Form 10-K and 10-Q.
- ------
(a)  Exhibits

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

    10 The employment agreement with John. J. Smith was filed on Form 10-Q for the three month period ended September 30, 1994 and is incorporated herein by reference.

    27 Submitted to the Securities and Exchange Commission for its information.

b)  Reports on Form 8-K Filed in the Second Quarter of Fiscal 1995:  None




SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SPARTON CORPORATION
                                                -------------------
                                                Registrant

Date:/s/ February 13, 1995                      /s/ David W. Hockenbrocht
     ---------------------                      -------------------------------
                                                David W. Hockenbrocht, President



Date:/s/ February 13, 1995                      /s/ Richard Langley
     ---------------------                      -------------------------------
                                                Richard Langley, Vice President-
                                                Treasurer & Principal Financial
                                                Officer