Form 10-Q
period 1995-03-31
SPARTON CORP
filed 1995-05-12
CIK 92679

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                   FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________


Commission File Number 1-1000

                                SPARTON CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Ohio                                              38-1054690
- -----------------------                                  -------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

2400 East Ganson Street, Jackson, Michigan                   49202
- ------------------------------------------               -------------
(Address of principal executive offices)                   (Zip Code)

                                   517-787-8600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of April 28, 1995 was 7,811,370.

                              SPARTON CORPORATION
                                     INDEX



                                                                        Page No.
Financial Statements:

Consolidated Condensed Balance Sheet - March 31, 1995 and June 30, 1994     3

Consolidated Condensed Statement of Operations - Three-Month and
Nine-Month Periods ended March 31, 1995 and 1994                            4

Consolidated Condensed Statement of Cash Flows - Nine-Month Periods
ended March 31, 1995 and 1994                                               5

Notes to Consolidated Condensed Financial Statements                        6

Management's Discussion and Analysis of Results of Operations
 and Financial Condition                                                   7-9

Other Information and Signatures                                            10

                      SPARTON CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)
                        MARCH 31, 1995 AND JUNE 30, 1994

                                                              March 31       June 30
                    Assets                                      1995           1994
- -----------------------------------------------            ------------   ------------
Current assets:
  Cash and cash equivalents                                  $1,556,920     $1,713,718
  Income taxes recoverable                                    2,053,000      2,591,000
  Accounts receivable                                        33,734,658     31,933,179
  Inventories and costs on contracts in progress,
    less progress payments of $3,011,000 at
    March 31 ($5,627,000 at June 30)                         39,273,623     45,835,914
  Prepaid expenses                                            4,813,102      2,434,109
                                                           ------------   ------------
        Total current assets                                 81,431,303     84,507,920

Miscellaneous receivables and other assets                    3,408,285      3,060,062

Property, plant and equipment - net                          22,828,048     21,153,958
                                                           ------------   ------------
        Total assets                                       $107,667,636   $108,721,940
                                                           ============   ============

      Liabilities and Shareowners' Equity
- ----------------------------------------------
Current liabilities:
  Notes payable - due within one year                       $22,897,802    $20,614,550
  Accounts payable                                           13,110,089     12,872,286
  Taxes on income                                               233,590        446,331
  Accrued liabilities                                         8,739,855      8,370,212
                                                           ------------   ------------
        Total current liabilities                            44,981,336     42,303,379

Deferred income taxes                                         1,809,500      1,809,500

Deferred compensation                                         1,967,415      1,912,265

Long-term obligations, net of current maturities                487,596        626,012

Shareowners' equity:
  Common stock - 7,811,370 shares outstanding
    after deducting 123,342 shares in treasury                9,764,213      9,764,213
  Capital in excess of par value                                403,067        403,067
  Retained earnings                                          48,254,509     51,903,504
                                                           ------------   ------------
        Total shareowners' equity                            58,421,789     62,070,784
                                                           ------------   ------------
        Total liabilities & shareowners' equity            $107,667,636   $108,721,940
                                                           ============   ============


See accompanying notes.

                      SPARTON CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
    FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED MARCH 31, 1995 AND 1994



                                  Three-Month Periods              Nine-Month Periods
                              ---------------------------     -----------------------------
                                                                                  1994
                                                                               As Restated
                                  1995           1994            1995           (Note 2)
                              -----------     -----------     ------------     ------------
Net sales                     $56,328,180     $51,477,828     $154,870,664     $140,769,148
Costs and expenses             56,632,022      52,195,601      159,539,093      142,117,806
                              -----------     -----------     ------------     ------------
                                 (303,842)       (717,773)      (4,668,429)      (1,348,658)

Interest                         (476,630)       (179,607)      (1,147,178)        (376,356)
Other - net                        60,696          18,738          113,612           33,632
                              -----------     -----------     ------------     ------------

Income (loss) before income
  taxes                          (719,776)       (878,642)      (5,701,995)      (1,691,382)

Provision (credit) for
     income taxes                (259,000)       (316,000)      (2,053,000)        (609,000)
                              -----------     -----------     ------------     ------------

Net income (loss)               ($460,776)      ($562,642)     ($3,648,995)     ($1,082,382)
                              ===========     ===========     ============     ============

Net income (loss) per share of
  common stock                   $(.06)         $(.08)           $(.47)          $(.14)
                              ===========     ===========     ============     ============

Dividends per share of
  common stock                   $ -0-          $ -0-            $ -0-           $ -0-
                              ===========     ===========     ============     ============



See accompanying notes.

                      SPARTON CORPORATION AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
          FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 1995 AND 1994


                                                                                     1994
                                                                                  As Restated
                                                                    1995           (Note 2)
                                                                ------------     ------------
Cash flows provided (used) by operating activities:
  Income (loss) from operations                                  ($3,648,995)     ($1,082,382)
  Add non-cash items charged to
   operations:
    Depreciation                                                   3,033,301        2,909,869
    Deferred compensation                                            135,150          110,271
    Deferred income taxes                                             --             (210,000)
  Add (deduct) changes in operating assets
   and liabilities:
   Income taxes recoverable                                          538,000         (768,000)
   Accounts receivable                                            (1,801,479)      (3,018,726)
   Inventories                                                     6,562,291       (5,068,400)
   Accounts payable                                                  237,803       (4,718,462)
   Taxes on income                                                  (212,741)        (850,020)
   Other (primarily customer tooling)                             (2,009,697)        (870,833)
                                                                ------------     ------------
  Net cash provided (used) by operations                           2,833,633      (13,566,683)


Cash flows provided (used) by investing activities:
  Purchases of property, plant and equipment-net                  (4,707,391)      (3,684,578)
  Other                                                             (428,223)         132,020
                                                                ------------     ------------
                                                                  (5,135,614)      (3,552,558)
Cash flows provided (used) by financing activities:
  Increase in notes payable                                        2,283,252       16,720,000
  Changes in long-term obligations, including
    current maturities thereof                                      (138,069)        (137,592)
  Proceeds from the exercise of
    stock options                                                     --                4,375
                                                                ------------     ------------
                                                                   2,145,183       16,586,783
                                                                ------------     ------------
Increase (decrease) in cash and cash equivalents                    (156,798)        (532,458)

Cash and cash equivalents at beginning of period                   1,713,718        2,560,566
                                                                ------------     ------------

Cash and cash equivalents at end of period                        $1,556,920       $2,028,108
                                                                ============     ============
Cash paid (refunded) during the period for:
  Interest                                                        $1,090,000         $371,000
                                                                ============     ============
  Income taxes                                                   ($2,524,000)        $807,000
                                                                ============     ============


See accompanying notes.

                      SPARTON CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


       1) The accompanying consolidated condensed balance sheet at March 31, 1995, and the related consolidated condensed statements of operations for the three-month and nine-month periods ended March 31, 1995 and 1994 and cash flows for the nine-month periods ended March 31, 1995 and 1994 are unaudited, but include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of such financial statements. The results of operations for the nine-month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the full fiscal year.

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

                  The net loss and net loss per common share for the nine months ended March 31, 1994 have also been restated to reflect the retroactive application of SFAS No. 112 as discussed above. This restatement increased the net loss reported at March 31, 1994 by $264,000 ($.03 per share) from amounts previously reported.

       3) Earnings per share are computed using the weighted average number of shares outstanding as follows: For the three-month periods, 7,811,370 in 1995 and 7,810,781 in 1994. For the nine-month periods, 7,811,370 in 1995 and 7,810,505 in 1994.

       4)   There are various legal proceedings pending against the Company.
In many cases, these proceedings involve ordinary and routine claims incidental to the business of the Company. In others, they represent allegations that are non-routine. The Company and its subsidiaries are also involved in certain compliance issues with the United States Environmental Protection Agency and various state environmental regulatory agencies. The Company has been involved in an environmental clean-up effort at one of its facilities since 1983. A reserve of $1,200,000 was established and charged against operations in 1991 in order to cover estimated minimum future costs related to this clean-up effort. As of March 31, 1995, the remaining reserve for these future costs at this facility, principally ongoing monitoring, totaled $528,000. The Company has previously recovered all known amounts available under insurance policies concerning this clean-up effort.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is management's discussion and analysis of certain significant events affecting the Company's earnings and financial condition during the periods included in the accompanying financial statements.

RESULTS OF OPERATIONS
- ---------------------
Nine-Month Periods
- ------------------

Sales for the nine-month period ended March 31, 1995 were $154,871,000, an increase of $14,102,000 (10%) from the corresponding period last year. These revenues were consistent in total with internal expectations. Sales at Sparton Electronics were slightly below anticipated levels and $2,227,000 (4%) higher than last year. Certain commercial revenue did not materialize as expected. Commercial sales volume continues to expand, but not at a level sufficient to offset the decline in defense-related revenues. Early in the third quarter of fiscal 1995, Sparton Electronics was awarded a major contract by the U.S. Navy with deliveries scheduled to begin the middle of fiscal 1996. Sales increased significantly at the Canadian unit over the depressed levels of the prior year. Revenues also increased at Sparton Technology, primarily due to expanding foreign and proprietary product sales. The Automotive and Industrial Products segment continues to expand with an aggregate sales increase of $9,061,000 (12%) for the current nine-month period compared to the same period last year. This sales growth, evident at all three units that comprise this business segment, exceeded internal expectations and reflect both increased customer demand for existing products as well as new product shipments. There are indications, however, that the increased demand for existing products from the various automobile manufacturers may be leveling off.

An operating loss of $4,668,000 was reported for the nine-month period ended March 31, 1995 compared to an operating loss of $1,349,000 last year. These results were consistent with internal expectations. Sparton Electronics operated at a loss as profit margins continue to be adversely impacted by increased costs associated with lower overall sales volumes, unexpected production delays, higher material costs, and multiple program launches. The transition from being primarily a defense-related to that of a commercial-oriented contract manufacturer continues. The Canadian unit incurred a loss for the current nine-month period compared to a much larger loss last year. Sparton Technology reported an operating profit this period compared to an operating loss last year. These improved operating results at both Canada and Sparton Technology were primarily due to higher sales volume, favorable product mixes, and previously instituted cost-cutting measures. The Automotive and Industrial Products segment incurred a significant operating loss for the current nine-month period compared to a small loss last year. Operating results for this segment were as anticipated. Factors contributing to the loss included continuing productivity and efficiency issues, capacity problems at certain facilities, difficulties in achieving customer quality demands, and an inability to adjust certain prices due to competitive pressures. Significant progress has been made in resolving the problems in these areas, particularly within the past three months. The Hartford City, Indiana facility purchased last fiscal year was placed into production early in this current nine-month period. Price increases on several product lines have been requested with some success thus far. The efforts to obtain price increases continue.

Interest expense increased $771,000 to $1,147,000 due to both substantially higher average borrowings and interest rates. Effective July 1, 1993, the Company adopted Statement of

Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The cumulative effect of this accounting change was to decrease the net loss for the first quarter of fiscal 1994 by $264,000 ($.03 per share). In the fourth quarter of fiscal 1994, the Company elected to early adopt SFAS No. 112, "Employers' Accounting for Postemployment Benefits," retroactive to July 1, 1993. The cumulative effect of the accounting change was to increase the net loss for the first quarter of fiscal 1994 by $264,000 ($.03 per share), net of income taxes of $149,000. The effect of this change in accounting for postemployment benefits was not material on fiscal 1994 operations. Both accounting changes, when taken together, offset each other for the first quarter of fiscal 1994, as restated. The loss and loss per common share for the nine months ended March 31, 1994 have also been restated to reflect the retroactive application of SFAS No. 112. This restatement increased the net loss reported at March 31, 1994 by $264,000 ($.03 per share) from amounts previously reported. After provision for applicable income taxes, the Company's net loss for the nine-month period ended March 31, 1995 was $3,649,000 ($.47 per share) compared to a net loss of $1,082,000 ($.14 per share), as restated, for the corresponding period last year.

Three-Month Periods
- -------------------
Sales for the three-month period ended March 31, 1995 were $56,328,000, an increase of $4,850,000 (9%) from the corresponding period last year. At Sparton Electronics, sales increased $1,447,000 (8%) from the levels of the prior year and were comparable to internal expectations. As previously mentioned, early in the quarter Sparton Electronics was awarded a major contract by the U.S. Navy with deliveries scheduled to begin the middle of fiscal 1996. Sales at the Canadian unit were significantly higher than the historically depressed levels of the prior year. Revenues at Sparton Technology increased 32% compared to last year primarily due to previously mentioned expanding foreign and proprietary product sales. The Automotive and Industrial Products segment reported an increase of $2,179,000 (7%) in overall sales compared to the same period last year, principally due to increases in both customer demand for existing products as well as new product shipments. As previously mentioned, however, there are indications that the demand for existing products from the various automobile manufacturers may be leveling off.

An operating loss of $304,000 was reported for the three months ended March 31, 1995 compared to an operating loss of $718,000 for the same period last year. Sparton Electronics operated at a small loss for the current period, approximately one-half the loss reported the previous year. While the current period loss was favorable to internal expectations, the unit is hampered by the previously mentioned problems of lower overall sales volume, unexpected production delays, higher material costs, and multiple program launches. The Canadian unit operated at a loss principally due to their low sales volume. Sparton Technology operated at a profit for the current period compared to a loss last year primarily due to higher sales volume and to the previously mentioned cost-cutting measures implemented last year. The Automotive and Industrial Products segment operated at a small loss for the current three-month period compared to a small loss last year. This lack of profitability was attributable to the previously mentioned productivity and efficiency issues, capacity problems at certain facilities, difficulties in achieving customer quality demands, and product pricing. During the quarter, significant productivity improvements were made and a major pricing issue was successfully resolved.

Significantly higher average borrowings and borrowing costs during the three-month period resulted in an increase in interest costs of $297,000 to $447,000. After provision for applicable income taxes, the Company's net loss for the three-month period ended March 31,

1995 was $461,000 ($.06) per share) compared to a net loss of $563,000 ($.08 per share) last year.

FINANCIAL POSITION
- ------------------
For the nine-month period ended March 31, 1995, cash and cash equivalents decreased $157,000 to $1,557,000. Operating activities provided $2,834,000 in net cash flows. Principal sources of cash flows from operating activities included decreases in inventories and recoverable income taxes. Primary uses included increases in accounts receivable and customer tooling. Cash flows used by investing activities were $5,136,000, primarily for the purchase of property, plant and equipment within the Automotive and Industrial Products segment. Financing activities provided $2,145,000 in cash flows as the Company increased its short-term borrowings. Late in the second quarter, the Canadian unit replaced its $723,000 credit facility with a $5,000,000 unsecured line of credit to be used for working capital purposes. The credit facility, expiring in October 1995, is subject to a favorable interest rate structure and is guaranteed by the parent company. No dividends were declared or paid in any of the periods presented. At March 31, 1995, the Company had $58,422,000 ($7.48 per share) in recorded shareowners' equity, $36,450,000 in working capital, and a 1.81:1 working capital ratio.

OTHER
- -----
The Company has been involved in an environmental clean-up effort at Sparton Technology's Coors Road facility since 1983. Costs incurred totalled $135,000 for the current nine-month period compared to $53,000 for the corresponding period last year. These costs were charged against a reserve initiated in 1991 to cover estimated future minimum costs. As of March 31, 1995, the remaining reserve for future minimum costs totalled $528,000. The Company has previously recovered all amounts available under insurance policies concerning the clean-up effort. A remedial action plan has been developed and submitted for approval but negotiations continue with respect to such plan. In addition, the Company is involved in several related issues with State of New Mexico environmental agencies. Until these and other related issues are resolved, management is unable to accurately assess what the ultimate costs may be. Management continues to work diligently in pursuing these issues and believes that their ultimate resolution should not have a material adverse effect on the Company's consolidated financial statements.

The Company's sales of sonobuoys, principally to the U.S. Navy, have declined dramatically from $151,024,000 in fiscal 1992 to $47,645,000 in fiscal 1994. Based on currently available information, it is expected that the U.S. Navy's budget for production sonobuoys for the foreseeable future will continue at greatly reduced levels. The U.S. Navy's procurement practices at these reduced budget levels may also change. In response to this changing environment, the Company has previously consolidated certain of its manufacturing facilities, continues to reduce costs within the defense-oriented operations and is developing commercial opportunities which will utilize its existing technological and manufacturing capabilities. In addition, the Company is focusing on expanding sales in its automotive and other commercial electronics markets on a worldwide basis. Management, however, cannot predict the level of U.S. sonobuoy awards it will receive, if any, over the next several years, the growth in sales volume of new commercial business intended to replace these declining defense revenues, nor the resulting financial impact of these changes on the Company's operations. As with any change of this magnitude, unanticipated delays in new program start-ups and their associated cost impact can reasonably be expected to occur. Investors should be aware of this uncertainty and make their own independent evaluation.

                               OTHER INFORMATION


PART II
- -------
Item 6 - Exhibits and Reports on Form 10-K and Form 10-Q.
- ------
(a)  Exhibits
     --------
   3 & 4 Instruments defining the rights of security holders have been previously filed as follows:

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

    10 The employment agreement with John. J. Smith was filed on Form 10-Q for the three-month period ended September 30, 1994 and is incorporated herein by reference.

    27 Submitted to the Securities and Exchange Commission for its information.

b)  Reports on Form 8-K Filed in the Third Quarter of Fiscal 1995:  None


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SPARTON CORPORATION
                                        -------------------
                                        Registrant

Date: /s/ May 12, 1995                  /s/ John J. Smith
      ----------------                  ---------------------------------------
                                        John J. Smith, Chairman of the Board of
                                        Directors and Chief Executive Officer



Date: /s/ May 12, 1995                  /s/ Richard Langley
      ----------------                  ---------------------------------------
                                        Richard Langley, Vice President-
                                        Treasurer & Principal Financial Officer