Form 10-K
period 1995-06-30
SPARTON CORP
filed 1995-09-28
CIK 92679

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended June 30, 1995
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from __________ to __________

Commission file number 1-1000
                               SPARTON CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              OHIO                                       38-1054690
     ------------------------                 ---------------------------------
     (State of Incorporation)                 (IRS Employer Identification No.)

 2400 East Ganson St., Jackson, Michigan                 49202
-----------------------------------------              ----------
 (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (517) 787-8600

Securities registered pursuant to Section 12(b) of the Act:
   (Title of each class)             (Name of each exchange on which registered)
-----------------------------        -------------------------------------------
COMMON STOCK, $1.25 PAR VALUE               NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No
                                         ------      ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 1, 1995 was $20,765,000.

The number of shares of common stock outstanding as of September 1, 1995 were 7,811,370.

Document incorporated in by reference:


                Proxy Statement for October 25, 1995 Meeting - Part III

PART I
------
Item l.   Business
------    --------

     Except as otherwise indicated, the term "Company" refers to Sparton Corporation, and the term "Sparton" refers to Sparton Corporation and its consolidated subsidiaries.


     The Company has been in continuous existence since 1900. It was last reorganized in 1919 as an Ohio corporation. Sparton operates in two principal business segments. The major products of both industry segments and selected data are included in the Annual Report in Note 9, Segment Information, of the Notes to Consolidated Financial Statements on pages 16 and 17 and are filed as part of Exhibit 13. Additional information about each segment is as follows.


Electronics
-----------

     Historically, the electronics segment's principal product has been sonobuoys, which are anti-submarine warfare devices used by the U.S. Navy and other free world military organizations. It competes with a limited number of qualified manufacturers for sonobuoy procurements by the U.S. and selected foreign governments. Contracts are obtained through competitive bid or directed procurement. The electronics segment also designs and/or manufactures a variety of electronic and electromechanical products for the telecommunications, electronics and other industries. Many of the physical and technical attributes used in the production of sonobuoys are required in these markets. Sales are generally obtained on a competitive basis. Competitive factors include technical ability, customer service, product quality and price. A majority of the proprietary products, principally transducers and condition monitoring systems, are sold to the telecommunications industry worldwide. The primary industries of the Company's contract manufacturing business include telecommunications, medical and industrial controls and scientific instrumentation. In the general contract manufacturing business, it must compete with a number of domestic and foreign manufacturers. Commercial electronics products are distributed through a direct sales force and through a small group of manufacturers' representatives. Material availability, product quality and cost are very important factors in this latter business.


     At June 30, 1995 and June 30, 1994, the aggregate backlog was approximately $100 million and $90 million, respectively. A majority of the 1995 backlog is expected to be realized in 1996.


     The Company's sales of sonobuoys, principally to the U.S. Navy, have declined dramatically from $151,024,000 in 1992 to $34,663,000 in 1995. It is expected that the international demand for production sonobuoys will continue at reduced and unpredictable levels for the foreseeable future. In response to this changing environment, the Company continues to reduce overhead costs within the defense-oriented operations and is developing commercial opportunities which will utilize its existing technological and manufacturing capabilities. In addition, the Company is focusing on expanding sales in its automotive and other commercial electronics markets on a worldwide basis. The Company is also restructuring its business operations to compete in the commercial electronics markets where the risks and environment is significantly different than that historically found within the defense-oriented industry.
As with any change of this magnitude, unanticipated problems and delays can reasonably be expected to occur. Investors should be aware of this uncertainty and make their own independent evaluation.

Automotive and Industrial Products
----------------------------------

     The automotive and industrial products segment produces a variety of automatic transmission shifters, horns, metal airbag components, spare tire carriers, parking brakes, brake pedal modules and stampings and assemblies for manufacturers of automobiles, trucks and other industrial and marine equipment. In the automotive supplier industry, the Company must compete with a number of globally-based manufacturers on the basis of product quality, customer service and price. The Company is believed to be one of the largest independent manufacturers of automatic transmission shifters and horns in North America. Sales are generally obtained on a competitive basis through either a direct sales force or manufacturers' representatives.





Other Information
-----------------

     Sparton's two principal business markets are dependent on a limited number of customers and the loss of any one of them could have a material adverse financial effect. Materials for the manufacturing segments are obtained from a variety of worldwide sources, except electronic components. Access to competitively priced materials is critical to success in the electronic contract manufacturing business. While Sparton holds a number of patents relating to its products and processes, none are considered of material importance to any of the individual business segments. Neither of the business segments has encountered or expects to encounter significant long-term problems in obtaining sufficient raw materials although the contract manufacturing operations have experienced spot shortages of key components needed to complete a customer order. While sales fluctuate during the year, such fluctuations have not historically reflected a definitive seasonal pattern or tendency.


     Research and development expenditures amounted to approximately $20,440,000 in 1995, $19,621,000 in 1994 and $18,511,000 in 1993 (approximately
$15,985,000, $16,197,000 and $15,155,000 of these expenditures, respectively, were customer funded), primarily in the electronics segment. There are approximately 300 employees involved in research and development. Few, if any, devote all of their time to such efforts.


     Sparton employed approximately 2400 people at June 30, 1995. The Company has one operating division and eight wholly-owned active subsidiaries.

Item 2.   Properties
-------    ----------

     The table below lists the principal properties of Sparton, by segment. All are owned except as noted. There are manufacturing and/or office facilities at each location. Sparton believes these facilities are suitable for its operations, except as noted.

     Electronics:
         Jackson, Michigan
         DeLeon Springs, Florida (2 plants)
         Brooksville, Florida
         London, Ontario
         Albuquerque, New Mexico (see below)
         Rio Rancho, New Mexico
         Deming, New Mexico (lease/purchase, see below)

     Automotive and industrial products:
         Flora, Illinois
         Grayville, Illinois
         Lake Odessa, Michigan
         Kentwood, Michigan (leased)
         Gladwin, Michigan
         Grand Haven, Michigan (leased)

         White Cloud, Michigan (leased)
         Spring Lake, Michigan
         Brownstown, Indiana
         Hartford City, Indiana


         The Company leases the Deming, New Mexico facility under terms of a capital lease and has exercised an option to purchase the facility at the end of the lease term which expires on July 1, 1997. Future minimum payments under this capital lease at June 30, 1995 are as follows: 1996 - $85,000, 1997 - $80,000, and $75,000 in 1998. Interest of $15,000, payable over the remaining lease term at 6 1/8% per annum, was deducted in arriving at the capitalized lease obligation liability at June 30, 1995. The Company's Coors Road, Albuquerque, New Mexico facility is not being fully utilized and is offered for sale.


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


     The administrative facility in Kentwood, Michigan is presently leased under an agreement that expires in October, 1997.

Item 3.             Legal Proceedings
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


     One of the Company's facilities located in New Mexico has been the subject of ongoing investigations by the United States Environmental Protection Agency
(EPA). To date, the work has involved remedial investigations, negotiation and execution of an administrative order on consent with the EPA, establishment of on-site and off-site monitoring systems, and the installation of some groundwater recovery and air stripping equipment. The remedial investigation has been completed and approved. The Company has prepared a corrective action plan based upon the results of its investigation. In August 1995 the EPA announced its preferred remedy for the site. The EPA's proposed remedy, which is subject to public comment and administrative review, includes remediation tasks which the Company believes are either unnecessary or technically impractical. The Company is challenging the EPA's proposed remedy selection. These additional tasks would add significantly to the ultimate clean-up costs for the facility. In addition, the Company is involved in related issues with State of New Mexico environmental agencies and a nearby landowner. The Company has charged to expense approximately $2,700,000, net of $3,000,000 of insurance recoveries received, since the contamination problem was first
identified in the early 1980's.    All amounts available under insurance
policies concerning this clean-up effort have been previously recovered. Efforts to resolve these matters will likely continue for a number of years.


The ultimate legal and financial liability of the Company in respect to the above matters cannot be estimated with any certainty. Management of the Company believes, however, based on its examination of such matters, experience to date and discussions with legal counsel and other consultants, that such ultimate liability (including insurance recoveries, where applicable) should not be material in relation to the Company's consolidated financial position and cash flows. The impact in any one year, however, could be material to the Company's consolidated results of operations.

Item 4.             Submission of Matters to a Vote of Security Holders
-------             ---------------------------------------------------

     No matters were submitted to a vote of the security holders during the last quarter of the period covered by this report.

Executive Officers
------------------

     Information with respect to executive officers of the Registrant is set forth below. The positions noted have been held for at least five years, except where noted.

                                                                                                                 Age
                                                                                                                 ---
John J. Smith, Chairman of the Board, Chief Executive Officer and                                               83
-------------
   Director.

David W. Hockenbrocht, President, Chief Operating Officer and Director.                                         60
---------------------

Lawson K. Smith, Vice President, Secretary and Director; President of                                           80
---------------
   Sparton Engineered Products, Inc.-Lake Odessa Group.

Richard L. Langley, Vice President-Treasurer and Assistant Secretary.                                           50
------------------

Mark W. Pickard, Vice President and General Manager of Sparton of                                               42
---------------
   Canada, Ltd. since October 1992.  Prior to that date, Mr. Pickard was employed by the Company in several capacities, principally within financial management.

Douglas E. Johnson, Vice President and General Manager of Sparton                                               47
------------------
   Electronics since July 1994.  Prior to that date, Mr. Johnson was the Assistant General Manager of Sparton Electronics and prior to
   August 1992, was employed by the Company in several capacities, principally within engineering and manufacturing.

                                                                             Age
                                                                             ---
Gary A. White, Vice President and General Manager of Sparton Engineered      44
-------------
   Products, Inc.-Lake Odessa Group since August 1991.  Prior to that date , Mr. White was employed by the Company as acting General
   Manager of Sparton Engineered Products, Inc.-KPI Group and prior to January 1991, as Director of Manufacturing.

Jerry R. Gause, Vice President and General Manager of Sparton Engineered     54
--------------
   Products, Inc.-KPI Group since July 1991.  Employed as Vice President and General Manager of Sparton Engineered Products, Inc.-Lake Odessa
   Group since November 1989.

William C. Mirgain, Vice President and General Manager of Sparton            52
------------------
   Engineered Products, Inc.-Flora Group since July 1994.  Prior to that date, Mr. Mirgain was employed as Managing Director of DME Europe since August 1991 and prior to that date, was employed as Director of International Manufacturing for FMC Corporation.

Richard D. Mico, Vice President and General Manager of Sparton Technology,   65
---------------
   Inc.

R. Jan Appel, Vice President, General Counsel and Assistant Secretary        49
------------

Joseph S. Lerczak, Assistant Treasurer                                       38
-----------------


     John J. Smith and Lawson K. Smith are brothers. There are no other family relationships between the persons named above. John J. Smith is employed as Chief Executive Officer under the terms of an employment agreement through June 30, 1997. All other officers are elected annually and serve at the discretion of the Board of Directors.

PART II
-------
Item 5.             Market for the Registrant's Common Stock
-------             ----------------------------------------
                    and Related Security Holder Matters
                    ----------------------------------------

     Information with respect to the market for the Company's stock, including stock prices, stock exchange and number of shareowners, and quarterly dividends for the two year period ended June 30, 1995, is included under "Financial Highlights" on page 1 of the Annual Report and is included in Exhibit 13 filed herewith.

Item 6.             Selected Financial Data
-------             -----------------------

     The "Selected Financial Data" on page 18 of the Annual Report is included in Exhibit 13 filed herewith.

Item 7.             Management's Discussion and Analysis of
-------             ---------------------------------------

                    Financial Condition and Results of Operations
                    ---------------------------------------------

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19-21 of the Annual Report is included in Exhibit 13 filed herewith.

Item 8.             Financial Statements and Supplementary Data
-------             -------------------------------------------

     The consolidated financial statements and "Report of Independent Auditors" are included in the Annual Report on pages 8-17 and 12, respectively, and are included in Exhibit 13 filed herewith.

Item 9.             Changes in and Disagreements with Accountants on Accounting
-------             -----------------------------------------------------------

                    and Financial Disclosure
                    --------------------------


     None.

PART III
--------

Item 10.            Directors and Executive Officers
--------            --------------------------------

                    of the Registrant
                    -----------------

     Information with respect to directors is included in the Proxy Statement under "Election of Directors" and is incorporated herein by reference. Information concerning the executive officers is included in Part I on pages 8-10.

Item 11.           Executive Compensation
--------           ----------------------

     Information concerning executive compensation is included under "Compensation of Executive Officers and Directors" in the Proxy Statement and is incorporated herein by reference.

Item 12.           Security Ownership of Certain
--------           -----------------------------

                   Beneficial Owners and Management
                   --------------------------------

     Information on management and certain other beneficial ownership of the Company's common stock is included under "Outstanding Shares and Voting" in the Proxy Statement and is incorporated herein by reference.

Item 13.           Certain Relationships and Related Transactions
--------           ----------------------------------------------

     Information as to certain relationships and related transactions is included under "Certain Relationships and Transactions" in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 14.           Exhibits, Financial Statement Schedules, and Reports on Form 10-K
--------           ----------------------------------------------------------------

                   (a) Exhibits
                       See Exhibit Index on page 14

                   (b) Financial Statement Schedules

                       All prescribed schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

                   (c) Reports on Form 10-K



     The following financial statements are filed as part of this report:

     Index to Financial Statements Covered by Report of Independent Auditors:
     ------------------------------------------------------------------------


                                                                                 Page Reference
                                                                       --------------------------------
                                                                                 Annual Report
                                                                                to Shareowners
                                                                              ------------------
Data from the 1995 Annual Report to Share-
   owners of Sparton Corporation:

     Consolidated balance sheets at June 30,                                       8 - 9
         1995 and 1994

     For the years ended June 30, 1995, 1994, and 1993:

            Consolidated statements of operations                                    10

            Consolidated statements of cash flows                                    11

            Consolidated statements of share-                                        12
              owners' equity

     Notes to consolidated financial                                              13 - 17
         statements

Exhibit Index
-------------
    3 and 4           Articles of Incorporation of the Registrant were filed with Form 10-K for the year ended June 30, 1981 and an amendment thereto was filed with Form 10-Q for the three-month period ended September 30, 1983, and are incorporated herein by reference.

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

       10             The employment agreement with John J. Smith was filed with Form 10-K for the year ended June 30, 1981 and
                      subsequent amendments thereto were filed with Form 10-Q for the three-month period ended   September 30,
                      1988, with Form 10-Q for the three-month period ended September 30, 1991 and with Form 10-Q for the three-month period ended September 30, 1994 and are incorporated herein by reference.

       13             Portions of the 1995 Annual Report to Shareowners (filed herewith and attached).

       22             Subsidiaries (filed herewith and attached).

       23             Consent of independent auditors (filed herewith and attached).
       27             Financial data schedule, submitted to the Securities and Exchange Commission for its information.
                      (filed herewith and attached)

Reports on Form 8-K Filed in the Fourth Quarter of Fiscal 1995
--------------------------------------------------------------

     No reports on Form 8-K were required to be filed by the Registrant during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SPARTON CORPORATION
                                      ------------------------------------

Date: September 28, 1995              By /s/ Richard L. Langley
                                      ------------------------------------
                                      Richard L. Langley, Vice President-
                                        Treasurer (Principal Accounting and
                                        Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               Signature and Title                                                          Date
               -------------------                                                          ----
By /s/ John J. Smith                                                                 August 25, 1995
--------------------------------------------------                                   ---------------
     John J. Smith, Chairman of the Board
       of Directors and Chief Executive Officer


By /s/ David W. Hockenbrocht                                                         August 25, 1995
--------------------------------------------------                                   ---------------
     David W. Hockenbrocht, President,
       Chief Operating Officer and Director


By /s/ Lawson K. Smith                                                               August 25, 1995
--------------------------------------------------                                   ---------------
     Lawson K. Smith, Vice President, Secretary
     and Director


By /s/ James N. DeBoer                                                               August 25, 1995
--------------------------------------------------                                   ---------------
     James N. DeBoer, Director


By /s/ Robert J. Kirk                                                                August 25, 1995
--------------------------------------------------                                   ---------------
     Robert J. Kirk, Director


By /s/ Marshall V. Noecker                                                           August 25, 1995
--------------------------------------------------                                   ---------------
     Marshall V. Noecker, Director


By /s/ Rory Riggs                                                                    August 25, 1995
--------------------------------------------------                                   ---------------
     Rory Riggs, Director


By /s/ David B. Schoon                                                               August 25, 1995
--------------------------------------------------                                   ---------------
     David B Schoon, Director


By /s/ Michael N. Taglich                                                            August 25, 1995
--------------------------------------------------                                   ---------------
     Michael N. Taglich, Director


By /s/ Blair H. Thompson                                                             August 25, 1995
--------------------------------------------------                                   ---------------
     Blair H. Thompson, Director