Form 10-Q
period 1995-09-30
SPARTON CORP
filed 1995-11-09
CIK 92679

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                   FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    --------

Commission File Number 1-1000

                             SPARTON CORPORATION
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Ohio                                    38-1054690
  --------------------------------                ---------------------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification No.)


2400 East Ganson Street, Jackson, Michigan                    49202
------------------------------------------                  ---------
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of October 31, 1995 was 7,811,370.

                              SPARTON CORPORATION
                                     INDEX



                                                                        Page No.
                                                                       --------
Financial Statements:
[S]
   Consolidated Condensed Balance Sheet - September 30 and June 30, 1995     3

   Consolidated Condensed Statement of Operations - Three-Month Periods
   ended September 30, 1995 and 1994                                         4

   Consolidated Condensed Statement of Cash Flows - Three-Month Periods
   ended September 30, 1995 and 1994                                         5

   Notes to Consolidated Condensed Financial Statements                      6

Management's Discussion and Analysis of Financial Condition and Results
of Operations                                                                7

Other Information and Signatures                                             9

                      SPARTON CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)
                         SEPTEMBER 30 AND JUNE 30, 1995



                                                                      September 30          June 30
         Assets                                                           1995                1995
                                                                      -------------      -------------
Current assets:
  Cash and cash equivalents                                                $994,856        $1,203,184
  Income taxes recoverable                                                2,132,954         2,283,646
  Accounts receivable                                                    31,912,349        36,987,676
  Inventories and costs on contracts in progress,
    less progress payments of $5,628,000 at
    September 30 ($1,025,000 at June 30)                                 38,684,696        39,608,812
  Prepaid expenses                                                        5,148,877         3,746,705
                                                                      -------------      -------------
        Total current assets                                             78,873,732        83,830,023

Miscellaneous receivables and other assets                                4,093,579         4,276,130


Property, plant and equipment - net                                      23,909,257        22,548,619
                                                                      -------------      -------------

        Total assets                                                   $106,876,568      $110,654,772
                                                                       ============      =============
        Liabilities and Shareowners' Equity
Current liabilities:
  Notes payable - due within one year                                   $26,508,519       $25,580,740
  Accounts payable                                                       15,076,742        16,170,576
  Taxes on income                                                           219,984           596,006
  Accrued liabilities                                                     7,774,633         8,294,926
                                                                      -------------       ------------
        Total current liabilities                                        49,579,878        50,642,248

Deferred income taxes                                                     1,959,500         1,959,500

Deferred compensation                                                     2,026,421         1,976,593

Long-term obligations, net of current maturities                            370,098           466,368

Shareowners' equity:
  Common stock - 7,811,370 shares outstanding
    after deducting 123,342 shares in treasury                            9,764,213         9,764,213
  Capital in excess of par value                                            403,067           403,067
  Retained earnings                                                      42,773,391        45,442,783
                                                                       ------------      ------------
        Total shareowners' equity                                        52,940,671        55,610,063
                                                                       ------------      ------------

        Total liabilities & shareowners' equity                        $106,876,568      $110,654,772
                                                                       ============      ============

See accompanying notes.

                      SPARTON CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
         FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994


                                                                                   1995              1994
                                                                               ------------       -----------
Net sales                                                                      $44,569,948        $50,280,023
Costs and expenses                                                              48,619,033         51,932,539
                                                                               ------------       -----------
                                                                                (4,049,085)        (1,652,516)
Other income (expense):
 Interest                                                                         (386,022)          (325,988)
 Other - net                                                                       263,715             23,286
                                                                               ------------       -----------

Income (loss) before income taxes                                               (4,171,392)        (1,955,218)

Provision (credit) for income taxes                                             (1,502,000)          (704,000)
                                                                               ------------       -----------

Net income (loss)                                                              ($2,669,392)       ($1,251,218)
                                                                               ============       ===========
Information per share of common stock:

  Net income (loss)                                                             $(.34)             $(.16)
                                                                               ============       ===========

  Dividends                                                                      $-0-               $-0-
                                                                               ============       ===========






See accompanying notes.

                      SPARTON CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
         FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994




                                                                                    1995               1994
                                                                                -------------       ------------
Cash flows provided (used) by operating activities:
  Net income (loss)                                                              ($2,669,392)       ($1,251,218)
  Add non-cash items charged to operations:
    Depreciation                                                                   1,129,756            929,826
    Deferred compensation                                                             49,828             41,917
                                                                                -------------       ------------
                                                                                  (1,489,808)          (279,475)
  Add (deduct) changes in operating assets
   and liabilities:
   Accounts receivable                                                             5,075,327          2,913,132
   Inventories                                                                       924,116          5,935,100
   Income taxes recoverable                                                          150,692          1,887,000
   Accounts payable                                                               (1,093,834)        (4,065,800)
   Taxes on income                                                                  (376,022)           (59,804)
   Other                                                                          (1,922,590)          (693,646)
                                                                                -------------       ------------
  Net cash provided by operations                                                  1,267,881          5,636,507


Cash flows provided (used) by investing activities:
 Purchases of property, plant and equipment-net                                   (2,490,394)        (1,978,179)
 Other                                                                               182,551             61,040
                                                                                -------------       ------------
                                                                                  (2,307,843)        (1,917,139)
Cash flows provided (used) by financing activities:
 Increase (decrease) in notes payable                                                927,779         (3,264,550)
 Changes in long-term obligations, including
  current maturities thereof                                                         (96,145)           (95,982)
                                                                                -------------       ------------
                                                                                     831,634         (3,360,532)
                                                                                -------------       ------------
(Decrease) increase in cash and cash equivalents                                    (208,328)           358,836


Cash and cash equivalents at beginning of period                                   1,203,184          1,713,718
                                                                                -------------       ------------

Cash and cash equivalents at end of period                                          $994,856         $2,072,554
                                                                                =============       ============
Cash paid (refunded) during the period for:
 Interest                                                                           $400,000           $255,000
                                                                                =============       ============
 Income taxes                                                                    ($1,503,000)       ($2,590,000)
                                                                                =============       ============






See accompanying notes.

                      SPARTON CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


              1) The accompanying consolidated condensed balance sheet at September 30, 1995, and the related consolidated condensed statements of operations and cash flows for the three-month periods ended September 30, 1995 and 1994 are unaudited, but include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of such financial statements. The results of operations for the three-month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the full fiscal year.

              2) Earnings per share are computed using the weighted average number of shares outstanding of 7,811,370 in both 1995 and 1994.

              3) There are various legal proceedings pending against the Company. In many cases, these proceedings involve ordinary and routine claims incidental to the business of the Company. In others, they represent allegations that are non-routine. The Company and its subsidiaries are also involved in certain compliance issues with the United States Environmental Protection Agency (EPA) and various state environmental regulatory agencies.

The Company has been involved in an environmental clean-up effort at one of its facilities since 1983. A reserve of $1,200,000 was established and charged against operations in 1991 in order to cover estimated minimum future costs of this clean-up effort. As of September 30, 1995, the remaining reserve for these future costs at this facility, principally ongoing monitoring, totaled $452,000. In August 1995, the EPA announced its preferred remedy for the site. The EPA's proposed remedy, which is subject to public comment and administrative review, includes remediation tasks which the Company believes are either unnecessary or technically impractical. The Company is challenging the EPA's proposed remedy selection. These additional tasks would add significantly to the ultimate clean-up costs for the facility. The Company has previously recovered all amounts known to be available under insurance policies concerning this clean-up effort.

The ultimate financial liability of the Company with respect to these various legal matters cannot be estimated with certainty. Based upon its own examination and experience to date, and upon information provided by legal counsel and outside consultants, it is management's opinion that the resolution of these matters should not have a material impact on the Company's consolidated financial position and cash flow. The impact in any one year, however, could be material to the consolidated results of operations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant events affecting the Company's earnings and financial condition during the periods included in the accompanying financial statements.

RESULTS OF OPERATIONS
---------------------

Sales for the three-month period ended September 30, 1995 were $44,570,000, a decrease of $5,710,000 (11%) from the corresponding period last year. Revenues in total were below internal expectations. The Electronics segment's sales declined $6,719,000. Backlog increased over $13,500,000 during the current three-month period to $103,000,000 with most of this increased backlog occurring at Sparton Electronics. Sales declined $6,694,000 (32%) at Sparton Electronics. Both commercial and defense revenues did not materialize as planned, the former primarily due to customer-driven program delays. Sales were flat at both Sparton Technology and the Canadian unit. Expected sales increases at Sparton Technology did not occur primarily due to delays in several programs. The Automotive and Industrial Products segment had an aggregate sales increase of $1,009,000 (4%) for the current three-month period compared to the same period last year with this growth consistent with internal expectations. A majority of this sales growth occurred at one of the three units that comprise this business segment. The growth in sales was due to several new product programs.

An operating loss of $4,049,000 was reported for the three months ended September 30, 1995 compared to an operating loss of $1,653,000 last year.
These results were below management's expectations. The Electronics segment incurred an operating loss of $2,015,000 this year compared to an operating loss of $379,000 last year. Sparton Electronics operated at a loss for the current period primarily due to higher material costs, unanticipated customer scheduling changes and higher administrative marketing costs. Both Sparton Technology and the Canadian unit incurred operating losses for the current three-month period. Sparton Technology's loss was primarily due to low sales volume as several major programs scheduled to start in the period were delayed. The Automotive and Industrial Products segment incurred an operating loss for the current three-month period. The loss was higher than that reported last year and higher than anticipated. Factors contributing to this loss included continuing efficiency issues, predatory product pricing by certain customers and start-up costs associated with several new programs. Progress continues to be made in resolving some of these problems, although two of the three units are still operating at unprofitable levels. Pricing and continuing cost reductions will be significant issues in this business segment for the foreseeable future.

Interest expense increased $60,000 to $386,000 primarily due to higher average borrowings. Other income increased $241,000 to $264,000 due to several gains on the sale of equipment. After provision for applicable income taxes, the Company's net loss for the three-month period ended September 30, 1995 was $2,669,000 ($.34 per share) compared to $1,215,000 ($.16 per share) for the corresponding period last year.

FINANCIAL POSITION
------------------

For the three-month period ended September 30, 1995, cash and cash equivalents decreased $208,000 to $995,000. Operating activities provided $1,268,000 in net cash flows.

Principal sources of cash flows from operating activities included decreases in accounts receivable and inventories. Primary uses included the operating loss, increases in prepaid expenses, and decreases in accounts payable. Cash flows used by investing activities were $2,308,000, primarily for the purchase of property and equipment within the Electronics segment. Financing activities used $832,000 in cash flows as the Company increased its short-term borrowings. No dividends were declared in either period presented. At September 30, 1995, the Company had $52,941,000 ($6.78 per share) of recorded shareowners' equity, $29,294,000 of working capital, and a 1.59:1.00 working capital ratio.

OTHER
-----

The Company has been involved in an environmental clean-up effort at Sparton Technology's Coors Road facility since 1983. Costs incurred totalled $27,000 for the current three-month period compared to $46,000 for the corresponding period last year. These costs were charged against a reserve initiated in 1991 to cover estimated future minimum costs. As of September 30, 1995, the remaining reserve for future minimum costs totalled $452,000. The Company has previously recovered all amounts known to be available under insurance policies concerning this clean-up effort. In August 1995, the United States Environmental Protection Agency (EPA) published its preferred remedial action plan. The EPA's proposed remedy, which is subject to public comment and administrative review, includes remediation tasks which the Company believes are either unnecessary or technically impractical. The Company is challenging the EPA's proposed remedy selection. These additional steps would add significantly to the ultimate clean-up costs for the facility. In addition, the Company is involved in several related issues with State of New Mexico environmental agencies.

The ultimate financial liability of the Company with respect to this environmental clean-up effort cannot be estimated with certainty. Based upon its own examination and experience to date, and upon information provided by legal counsel and outside consultants, it is management's opinion that the resolution of these matters should not have a material impact on the Company's consolidated financial position and cash flow. The impact in any one year, however, could be material to the consolidated results of operations.

The Company's sales of sonobuoys, principally to the U.S. Navy, have declined dramatically from $151,024,000 in 1992 to $34,663,000 in 1995. In response, the Company is developing commercial opportunities which will utilize its existing technological and manufacturing capabilities, largely in the electronic contract manufacturing markets. As with any change of this magnitude, unanticipated problems can be reasonably expected to occur. Investors should be aware of this uncertainty and make their own independent evaluation.

                               OTHER INFORMATION


PART II
-------

Item 6 - Exhibits and Reports on Form 10-K and 10-Q
---------------------------------------------------

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

(b)  Reports on Form 8-K Filed in the First Quarter of Fiscal 1996:  None




SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SPARTON CORPORATION
                                          -------------------
                                          Registrant

Date:         November 9, 1995            /s/ John J. Smith
              -----------------           ------------------------------------
                                          John J. Smith, Chairman of the Board
                                          and Chief Executive Officer

Date:         November 9, 1995            /s/ Richard Langley
              -----------------           ------------------------------------
                                          Richard Langley, Vice President-
                                          Treasurer & Principal
                                          Financial Officer