Form 10-Q
period 1995-12-31
SPARTON CORP
filed 1996-02-12
CIK 92679

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                   FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________


Commission File Number 1-1000

                                SPARTON CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Ohio                                                    38-1054690
-----------------------------------                         ------------------
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                         Identification No.)

  2400 East Ganson Street, Jackson, Michigan                      49202
  ------------------------------------------                   ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of January 31, 1996 was 7,811,370.

                              SPARTON CORPORATION
                                     INDEX



                                                                                                     Page No.
                                                                                                     --------
Financial Statements:
        Consolidated Condensed Balance Sheet - December 31 and June 30, 1995                            3

        Consolidated Condensed Statement of Operations - Three-Month and Six-Month
        Periods ended December 31, 1995 and 1994                                                        4

        Consolidated Condensed Statement of Cash Flows - Six-Month Periods ended
        December 31, 1995 and 1994                                                                      5

        Notes to Consolidated Condensed Financial Statements                                            6

Management's Discussion and Analysis of Financial Condition and Results of
Operations                                                                                              8

Other Information and Signatures                                                                       11

                      SPARTON CORPORATION AND SUBSIDIARIES
                Consolidated Condensed Balance Sheet (Unaudited)
                         December 31 and June 30, 1995



                                                   December 31       June 30
                      Assets                            1995           1995
                      ------                     -------------   -------------
Current assets:
  Cash and cash equivalents                         $1,644,385       $1,203,184
  Income taxes recoverable                           2,909,937        2,283,646
  Accounts receivable                               27,572,368       36,987,676
  Inventories and costs on contracts in progress,
    less progress payments of $6,163,000 at
    December 31 ($1,025,000 at June 30)             40,999,394       39,608,812
  Prepaid expenses                                   5,478,239        3,746,705
                                                --------------   --------------
        Total current assets                        78,604,323       83,830,023

Miscellaneous receivables and other assets           4,102,799        4,276,130


Property, plant and equipment - net                 23,254,503       22,548,619
                                                --------------   --------------

        Total assets                              $105,961,625     $110,654,772
                                                ==============   ==============
       Liabilities and Shareowners' Equity
       -----------------------------------
Current liabilities:
  Notes payable - due within one year              $29,539,722      $25,580,740
  Accounts payable                                  11,343,811       16,170,576
  Taxes on income                                      317,967          596,006
  Accrued liabilities                                8,571,937        8,294,926
                                                --------------    -------------
        Total current liabilities                   49,773,437       50,642,248

Deferred income taxes                                1,959,500        1,959,500

Deferred compensation                                2,077,081        1,976,593

Long-term obligations, net of current maturities       348,911          466,368

Shareowners' equity:
  Common stock - 7,811,370 shares outstanding
    after deducting 123,342 shares in treasury       9,764,213        9,764,213
  Capital in excess of par value                       403,067          403,067
  Retained earnings                                 41,635,416       45,442,783
                                                --------------      -----------
        Total shareowners' equity                   51,802,696       55,610,063
                                                --------------      -----------
        Total liabilities & shareowners' equity   $105,961,625     $110,654,772
                                                ==============     ============

See accompanying notes.

                      SPARTON CORPORATION AND SUBSIDIARIES
           Consolidated Condensed Statement of Operations (Unaudited)
   For the Three-month and Six-month Periods Ended December 31, 1995 and 1994



                                        Three-month Periods          Six-month Periods
                                    -----------  -----------    -----------   -----------
                                        1995         1994          1995          1994
                                    -----------  -----------    -----------   -----------
Net sales                           $52,613,017  $48,262,461    $97,182,965   $98,542,484
Costs and expenses                   53,738,153   50,974,532    102,357,186   102,907,071
                                    -----------  -----------    -----------   -----------
                                     (1,125,136)  (2,712,071)    (5,174,221)   (4,364,587)

Other income (expense):
  Interest                             (734,098)    (344,560)    (1,120,120)     (670,548)
  Other - net                            82,259       29,630        345,974        52,916
                                    -----------  -----------    -----------   -----------

Income (loss) before income
  taxes                              (1,776,975)  (3,027,001)    (5,948,367)   (4,982,219)

Provision (credit) for income
  taxes                                (639,000)  (1,090,000)    (2,141,000)   (1,794,000)
                                    -----------  -----------    -----------   -----------

Net income (loss)                   ($1,137,975) ($1,937,001)   ($3,807,367)  ($3,188,219)
                                    ===========  ===========    ===========   ===========

Information per share of
  common stock:

  Net income (loss)                    $(.15)       $(.25)        $(.49)        $(.41)
                                      ===========  ===========    ===========   ===========

  Dividends                             $-0-         $-0-          $-0-          $-0-
                                      ===========  ===========    ===========   ===========


See accompanying notes.

                      SPARTON CORPORATION AND SUBSIDIARIES
           Consolidated Condensed Statement of Cash Flows (Unaudited) For the Six-month Periods Ended December 31, 1995 and 1994



                                                          1995            1994
                                                     ------------      ------------
Operating activities:
  Net income (loss)                                   ($3,807,367)     ($3,188,219)
  Add non-cash items charged to operations:
    Depreciation                                        2,240,816        1,955,407
    Deferred compensation                                 100,488           86,526
                                                     ------------      ------------
                                                       (1,466,063)      (1,146,286)
  Add (deduct) changes in operating assets
   and liabilities:
   Accounts receivable                                  9,415,308          930,613
   Accounts payable                                    (4,826,765)      (2,972,211)
   Inventories                                         (1,390,582)       6,447,920
   Income taxes recoverable                              (626,291)         797,000
   Taxes on income                                       (278,039)        (191,453)
   Other                                               (1,454,774)      (1,697,062)
                                                     ------------      ------------
  Net cash provided (used) by operating activities       (627,206)       2,168,521


Investing activities:
  Purchases of property, plant and equipment-net       (2,946,700)      (2,678,580)
  Other                                                   173,331           29,011
                                                     ------------      ------------
  Net cash (used) by investing activities              (2,773,369)      (2,649,569)

Financing activities:
  Increase in notes payable                             3,958,982        2,585,450
  Changes in long-term obligations, including
    current maturities thereof                           (117,206)        (117,005)
                                                     ------------      ------------
  Net cash provided by financing activities             3,841,776        2,468,445
                                                     ------------      ------------
Increase in cash and cash equivalents                     441,201        1,987,397


Cash and cash equivalents at beginning of period        1,203,184        1,713,718
                                                     ------------      ------------

Cash and cash equivalents at end of period             $1,644,385       $3,701,115
                                                     ============      ============

Cash paid (received) during the period for:
  Interest                                             $1,112,000         $608,000
                                                     ============      ============
  Income taxes (refunded)                             ($1,483,000)     ($2,590,000)
                                                     ============      ============

See accompanying notes.

                      SPARTON CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


       1) The accompanying consolidated condensed balance sheet at December 31, 1995, and the related consolidated condensed statements of operations for the three-month and six-month periods ended December 31, 1995 and 1994 and cash flows for the six-month periods ended December 31, 1995 and 1994 are unaudited, but include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of such financial statements. The results of operations for the six-month period ended December 31, 1995 are not necessarily indicative of the results that may be expected for the full fiscal year.

       2) Earnings per share are computed using the weighted average number of shares outstanding as follows: For the three-month periods, 7,811,370 in both 1995 and 1994. For the six-month periods, 7,811,370 in both 1995 and 1994.

       3) In December 1995, the Company entered into a revolving credit facility (the Agreement) with a group of three banks which provides for borrowings of up to $34,000,000 through October 1996. This Agreement replaced the unsecured, informal lines of credit totaling $33,000,000. Interest is payable at least quarterly and at the Company's option, is subject to several interest rate structures involving the prime and LIBOR based rates. The Agreement also provides for a commitment fee of 1/2% per annum on the unused portion of the credit facility. At December 31, 1995, the weighted average interest rate was 8.18% on borrowings outstanding under the Agreement. Borrowings under this formal revolving credit facility are secured by substantially all non real estate assets owned by the Company. In addition, the Company is subject to loan covenant restrictions related to additional indebtedness, the acquisition and disposition of assets, and the maintenance of defined minimum net worth and working capital levels.

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

               The Company has been involved in an environmental clean-up effort at Sparton Technology's Coors Road facility in Albuquerque, New Mexico since 1983. Costs incurred totaled $99,000 for the current six-month period compared to $79,000 for the corresponding period last year. These costs were charged against a reserve initiated in 1991 to cover estimated future minimum costs. As of December 31, 1995, the remaining reserve for future minimum costs totaled $380,000. In December 1995, the United States Environmental Protection Agency (EPA) published a Statement of Basis describing various remedial alternatives for the facility. Several of the listed alternatives, which are subject to public comment and administrative review, include remediation tasks which the Company believes are either unnecessary or technically impractical. The Company supports an alternative that is cost effective and technically practicable. If a remedy is forced on Sparton, other than one proposed by the Company, the ultimate clean-up costs for the facility may significantly increase. The Company is presently pursuing recoveries concerning this clean-up effort that may be available under existing insurance policies, but the ultimate amounts to be recovered, if any, are unknown at this time.

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

RESULTS OF OPERATIONS
---------------------

Six-Month Periods
-----------------

Sales for the six-month period ended December 31, 1995 were $97,183,000, a decrease of $1,360,000 (1%) from the corresponding period last year. Revenues were below internal expectations. The Electronics segment's sales declined $2,973,000. Sales at Sparton Electronics were $3,371,000 (9%) lower this year than for the same six-month period last year. Both commercial and defense revenues did not materialize as planned, the former primarily due to customer-driven program delays. Sales increased at Sparton Technology but were down at Sparton of Canada. Both business unit's revenues, however, were below internal expectations. The Automotive and Industrial Products segment had an aggregate sales increase of $1,613,000 (3%) for the current six-month period compared to the same period last year. This sales growth was below internal expectations, primarily due to a slackening of demand for product shipments by the automobile manufacturers.

An operating loss of $5,174,000 was reported for the six-month period ended December 31, 1995 compared to an operating loss of $4,365,000 last year. These results were below management's expectations. The Electronics segment incurred an operating loss of $2,529,000 compared to an operating loss of $1,353,000 last year. Sparton Electronics operated at a loss for the six-month period primarily due to higher material costs, unanticipated customer scheduling changes and gross profit erosion on some contracts. Sparton Technology reported a modest operating profit and the Canadian unit incurred an operating loss. Sparton Technology's profitable operations were primarily due to a favorable product mix. The Automotive and Industrial Products segment incurred an operating loss for the current six-month period. The loss was higher than anticipated but lower than last year. Factors contributing to this loss included continuing efficiency issues, overly aggressive product pricing by certain customers and start-up costs associated with several new programs. Progress continues to be made in resolving some of these problems. Pricing and continuing cost reductions will be significant issues in this business segment for the foreseeable future. In late November 1995, a consolidation was announced of two of the three automotive units, effective January 1, 1996. The consolidation of Sparton Engineered Products, Inc. - Lake Odessa Group and Sparton Engineered Products, Inc. - KPI Group was initiated in order to achieve economies of scale and to lower overall administrative costs. This action will result in the closing of the Kentwood, Michigan Administrative and Technical Center and the reduction of personnel.

Interest expense increased $450,000 to $1,120,000 primarily due to higher average borrowings and significantly higher borrowing costs. As detailed in
Note 3 to these financial statements, in December the Company replaced its informal unsecured lines of credit totaling $33,000,000 with a secured revolving credit facility totaling $34,000,000. Nonoperating income increased $293,000 to $346,000 due to the gain realized on the sale of some equipment. After provision for applicable income taxes, the Company's net loss for the six-month period ended December 31, 1995 was $3,807,000 ($.49 per share) compared to a net loss of $3,188,000 ($.41 per share) for the corresponding period last year.

Three-Month Periods
-------------------

Sales for the three-month period ended December 31, 1995 were $52,613,000, an increase of $4,351,000 (9%) from the same period last year. The Electronics segment's revenues increased $3,668,000 for the three-month period, but were still below anticipated levels. Sales at Sparton Electronics were $3,322,000 (21%) higher this period than the same period last year primarily due to shipments of products delayed by the customer from the first quarter. Revenues increased at Sparton Technology but declined at Sparton of Canada. Both business unit's sales were below internal expectations. The Automotive and Industrial Products segment had a slight aggregate increase in revenues for the three-month period compared to last year. Demand for existing products from the automobile manufacturers appears to be weakening.

An operating loss of $1,125,000 was reported for the three months ended December 31, 1995 compared to an operating loss of $2,712,000 for the same period last year. While these results were a significant improvement over last year, they were below management's expectations. The Electronics segment incurred an operating loss of $691,000 compared to an operating loss of $1,058,000 last year. Sparton Electronics operated at a loss for the current three-month period due to the previously mentioned problems of higher material costs, unanticipated customer scheduling changes, and gross profit erosion on some contracts. Sparton Technology reported an operating profit for the three-month period due to a favorable product mix and the Canadian unit incurred an operating loss principally due to low sales volume. The Automotive and Industrial Products segment operated at a loss that was less than one-half the loss incurred during the same three-month period last year. A small operating profit, however, was anticipated. The loss was primarily due to the previously mentioned efficiency issues, product pricing, and start-up costs associated with new programs. As mentioned earlier, a merger was announced in late November 1995 of two of the three units that comprise this business segment, effective January 1, 1996. Expectations are that this combination will achieve economies of scale and lower overall administrative costs.

Higher average borrowings and significantly higher borrowing costs during the three-month period resulted in an increase in interest costs of $390,000 to $734,000. After provision for applicable income taxes, the Company's net loss for the three-month period ended December 31, 1995 was $1,138,000 ($.15 per share) compared to a net loss of $1,937,000 ($.25 per share) last year.

FINANCIAL POSITION
------------------

For the six-month period ended December 31, 1995, cash and cash equivalents increased $441,000 to $1,644,000. Operating activities used $627,000 in net cash flows. The primary source of cash flows from operating activities was a decrease in accounts receivable. Primary uses included the operating loss, decreases in accounts payable, and decreases in inventories. Cash flows used by investing activities were $2,773,000, primarily for the purchase of property and equipment within the Electronics segment. Financing activities provided $3,842,000 in cash flows as the Company increased its short-term borrowings.
No dividends were declared in any of the periods presented. At December 31, 1995, the Company had $51,803,000 ($6.63 per share) of recorded shareowners' equity, $28,831,000 of working capital, and a 1.58:1.00 working capital ratio. As previously mentioned, the Company has entered into a formal secured revolving credit facility with three banks through October 31, 1996.

OTHER
-----

The Company has been involved in an environmental clean-up effort at Sparton Technology's Coors Road facility in Albuquerque, New Mexico since 1983. Costs incurred totaled $99,000 for the current six-month period compared to $79,000 for the corresponding period last year. These costs were charged against a reserve initiated in 1991 to cover estimated future minium costs. As of December 31, 1995, the remaining reserve for future minimum costs totaled $380,000. In December 1995, the United States Environmental Protection Agency
(EPA) published a Statement of Basis describing various remedial alternatives for the facility. Several of the listed alternatives, which are subject to public comment and administrative review, include remediation tasks which the Company believes are either unnecessary or technically impractical. The Company supports an alternative that is cost effective and technically practicable. If a remedy is forced on Sparton, other than one proposed by the Company, the ultimate clean-up costs for the facility may significantly increase.


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

The Company's sales of sonobuoys, principally to the U.S. Navy, have declined dramatically from $151,024,000 in 1992 to $34,663,000 in 1995. In response, the Company is developing commercial electronics opportunities which will utilize its existing technological and manufacturing capabilities, largely in the North American electronic contract manufacturing markets. As with any change of this magnitude, unanticipated problems can be reasonably expected to occur. Investors should be aware of this uncertainty and make their own independent evaluation.

                               OTHER INFORMATION


PART II

Item 6 - Exhibits and Reports on Form 10-K and 10-Q.

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

b)  Reports on Form 8-K Filed in the Second Quarter of Fiscal 1996:  None




SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SPARTON CORPORATION
                                           -------------------
                                           Registrant

Date:     February 12, 1996
                                           /s/ David W. Hockenbrocht
                                           -------------------------------
                                           David W. Hockenbrocht,
                                           President



Date:     February 12, 1996
                                           /s/ Richard Langley
                                           --------------------------------
                                           Richard Langley, Vice President-
                                           Treasurer & Principal
                                           Financial Officer