Form 10-Q
period 1996-03-31
SPARTON CORP
filed 1996-05-14
CIK 92679

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION  13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________


Commission File Number 1-1000

                               SPARTON CORPORATION
             _____________________________________________________
             (Exact name of registrant as specified in its charter)


                       Ohio                                    38-1054690
           ______________________________                  ___________________
           (State or other jurisdiction of                 (I.R.S. Employer
           incorporation or organization)                   Identification No.)

         2400 East Ganson Street, Jackson, Michigan             49202
         ------------------------------------------           ----------
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
Yes X   No
   ----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of April 30, 1996 was 7,811,370.

                              SPARTON CORPORATION
                                     INDEX

                                                                                 Page No.
    Financial Statements:                                                        -------
    Consolidated Condensed Balance Sheet - March 31, 1996 and June 30, 1995         3

    Consolidated Condensed Statement of Operations - Three-Month and Nine-Month
    Periods ended March 31, 1996 and 1995                                           4

    Consolidated Condensed Statement of Cash Flows - Nine-Month Periods ended
    March 31, 1996 and 1995                                                         5

    Notes to Consolidated Condensed Financial Statements                            6

Management's Discussion and Analysis of Results of Operations and Financial
Condition                                                                           8

Other Information and Signatures                                                   11



                      SPARTON CORPORATION AND SUBSIDIARIES
                Consolidated Condensed Balance Sheet (Unaudited)
                        March 31, 1996 and June 30, 1995



                                                              March 31                       June 30
    Assets                                                      1996                          1995
- ----------------------------------------------------         -----------                  ------------
Current assets:
  Cash and cash equivalents                                     $830,954                    $1,203,184
  Income taxes recoverable                                     3,346,447                     2,283,646
  Accounts receivable                                         32,017,594                    36,987,676
  Inventories and costs on contracts in progress,
    less progress payments of $9,145,000 at
    March 31 ($1,025,000 at June 30)                          43,263,715                    39,608,812
  Prepaid expenses                                             6,422,114                     3,746,705
                                                             -----------                  ------------
        Total current assets                                  85,880,824                    83,830,023

Other receivables and assets                                   4,068,049                     4,276,130


Property, plant and equipment - net                           22,465,517                    22,548,619
                                                             -----------                  ------------

        Total assets                                        $112,414,390                  $110,654,772
                                                            ============                  ============
Liabilities and Shareowners' Equity
- ----------------------------------------------------
Current liabilities:
  Notes payable - due within one year                        $29,189,549                   $25,580,740
  Accounts payable                                            17,630,540                    16,170,576
  Taxes on income                                                275,477                       596,006
  Accrued liabilities                                          9,916,465                     8,294,926
                                                             -----------                  ------------
        Total current liabilities                             57,012,031                    50,642,248

Deferred income taxes                                          1,959,500                     1,959,500

Deferred compensation                                          2,129,008                     1,976,593

Long-term obligations, net of current maturities                 327,430                       466,368

Shareowners' equity:
  Common stock - 7,811,370 shares outstanding
    after deducting 123,342 shares in treasury                 9,764,213                     9,764,213
  Capital in excess of par value                                 403,067                       403,067
  Retained earnings                                           40,819,141                    45,442,783
                                                             -----------                  ------------
        Total shareowners' equity                             50,986,421                    55,610,063
                                                             -----------                  ------------
        Total liabilities & shareowners' equity             $112,414,390                  $110,654,772
                                                            ============                  ============




See accompanying notes.

                      SPARTON CORPORATION AND SUBSIDIARIES
           Consolidated Condensed Statement of Operations (Unaudited)
    For the Three-Month and Nine-Month Periods Ended March 31, 1996 and 1995


                                       Three-Month Periods            Nine-Month Periods
                                  ---------------------------   ----------------------------
                                      1996          1995            1996            1995
                                  -----------     -----------   -----------     ------------
Net sales                         $54,001,091     $56,328,180   $151,184,056    $154,870,664
Costs and expenses                 54,803,810      56,632,022    157,160,996     159,539,093
                                  -----------     -----------   ------------    ------------
                                     (802,719)       (303,842)    (5,976,940)     (4,668,429)

Other income (expense):
  Interest                           (507,782)       (476,630)    (1,627,902)     (1,147,178)
  Other - net                          34,226          60,696        380,200         113,612
                                  -----------     -----------    -----------    ------------

Income (loss) before income
  taxes                            (1,276,275)       (719,776)    (7,224,642)     (5,701,995)

Provision (credit) for income
  taxes                              (460,000)       (259,000)    (2,601,000)     (2,053,000)
                                  -----------     -----------   ------------    ------------

Net income (loss)                   ($816,275)      ($460,776)   ($4,623,642)    ($3,648,995)
                                  ===========     ===========   ============    ============
Information per share of
  common stock:

  Net income (loss)                  $(.10)         $(.06)         $(.59)          $(.47)
                                   ===========     ===========   ===========    =============

  Dividends                           $-0-           $-0-           $-0-            $-0-
                                   ===========     ===========   ===========     ============



See accompanying notes.

                      SPARTON CORPORATION AND SUBSIDIARIES
           Consolidated Condensed Statement of Cash Flows (Unaudited)
            For the Nine-Month Periods Ended March 31, 1996 and 1995




                                                                1996            1995
                                                            ------------    -----------
Operating activities:
  Net income (loss)                                         ($4,623,642)    ($3,648,995)
  Add non-cash items charged to operations:
    Depreciation                                              3,426,699       3,033,301
    Deferred compensation                                       152,415         135,150
                                                            -----------     -----------
                                                             (1,044,528)       (480,544)
  Add (deduct) changes in operating assets
   and liabilities:
   Accounts receivable                                        4,970,082      (1,801,479)
   Accounts payable                                           1,459,964         237,803
   Inventories                                               (3,654,903)      6,562,291
   Income taxes recoverable                                  (1,062,801)        538,000
   Taxes on income                                             (320,529)       (212,741)
   Other (primarily customer tooling)                        (1,054,248)     (2,009,697)
                                                            -----------     -----------
  Net cash provided (used) by operating activities             (706,963)      2,833,633

Investing activities:
  Purchases of property, plant and equipment-net             (3,343,597)     (4,707,391)
  Other                                                         208,081        (428,223)
                                                            ------------    -----------
  Net cash (used) by investing activities                    (3,135,516)     (5,135,614)

Financing activities:
  Increase in notes payable                                   3,608,809       2,283,252
  Changes in long-term obligations, including
    current maturities thereof                                 (138,560)       (138,069)
                                                            -----------     -----------
  Net cash provided by operating activities                   3,470,249       2,145,183
                                                            -----------     -----------

Increase (decrease) in cash and cash equivalents               (372,230)       (156,798)

Cash and cash equivalents at beginning of period              1,203,184       1,713,718
                                                            -----------     -----------

Cash and cash equivalents at end of period                     $830,954      $1,556,920
                                                            ===========     ===========
Cash paid (refunded) during the period for:
  Interest                                                   $1,708,000      $1,090,000
                                                            ===========     ===========
  Income taxes (refund)                                     ($1,458,000)    ($2,524,000)
                                                            ===========     ===========






See accompanying notes.

                      SPARTON CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


               1) The accompanying consolidated condensed balance sheet at March 31, 1996, and the related consolidated condensed statements of operations for the three-month and nine-month periods ended March 31, 1996 and 1995 and cash flows for the nine-month periods ended March 31, 1996 and 1995 are unaudited, but include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of such financial statements. The results of operations for the nine-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the full fiscal year.

               2) Earnings per share are computed using the weighted average number of shares outstanding as follows: For the three-month periods, 7,811,370 in both 1996 and 1995. For the nine-month periods, 7,811,370 in both 1996 and 1995.

               3) In December 1995, the Company entered into a revolving credit facility (the Agreement) with a group of three banks which provides for borrowings of up to $34,000,000 through October 1996. This Agreement replaced unsecured, informal lines of credit totaling $33,000,000. Interest is payable at least quarterly and at the Company's option, is subject to several interest rate structures involving the prime and LIBOR based rates. The Agreement also provides for a commitment fee of 1/2% per annum on the unused portion of the credit facility. At March 31, 1996, the weighted average interest rate was 7.70% on borrowings outstanding under the Agreement. Borrowings under this formal revolving credit facility are secured by substantially all non real estate assets owned by the Company.
In addition, the Company is subject to loan covenant restrictions related to additional indebtedness, the acquisition and disposition of assets and the maintenance of defined minimum net worth and working capital levels.

               4) There are various legal proceedings pending against the Company. In many cases, these proceedings involve ordinary and routine claims incidental to the business of the Company. In others, they represent allegations that are non-routine. The Company and its subsidiaries are also involved in certain compliance issues with the United States Environmental Protection Agency and various state and municipal environmental regulatory agencies.

                      The Company has been involved in an environmental investigation and clean-up effort at Sparton Technology's Coors Road facility in Albuquerque, New Mexico since 1983. Costs incurred totaled $151,000 for the current nine-month period compared to $135,000 for the corresponding period last year. These costs were charged against a reserve initiated in 1991 to cover estimated future minimum costs. As of March 31, 1996, the remaining reserve for future minimum costs totaled $328,000. In December 1995, the United States Environmental Protection Agency (EPA) published a Statement of Basis describing various remedial alternatives for the facility. Several of the listed alternatives, which are subject to administrative review, include remediation tasks which the Company believes are either unnecessary or technically impractical. The Company supports an alternative that is cost effective and technically practicable. If a remedy is forced on Sparton, other than one proposed by the Company, the ultimate investigation and clean-up costs for the facility may significantly increase from this minimum estimate. The Company is presently pursuing recoveries concerning this clean-up effort that may be available under existing insurance policies, but the ultimate amounts to be recovered, if any, are unknown at this time.

                     The ultimate financial liability of the Company with respect to these various legal matters cannot be estimated with certainty. Based upon its own examination and experience to date, and upon information provided by legal counsel and consultants, it is management's opinion that the resolution of these matters should not have a material impact on the Company's consolidated financial position and cash flow. The impact in any one year, however, could be material to the consolidated results of operations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant events affecting the Company's earnings and financial condition during the periods included in the accompanying financial statements.

RESULTS OF OPERATIONS
- ---------------------

Nine-Month Periods
- ------------------

Sales for the nine-month period ended March 31, 1996 were $151,184,000, a decrease of $3,687,000 (2%) from the corresponding period last year and below expectations. The Electronics segment's sales declined $2,264,000. Sales at Sparton Electronics were $4,345,000 (8%) lower than last year. In particular, defense sales declined $7,547,000 as start up on a new production sonobuoy contract was slower than expected. Commercial sales increased 10%. Sales increased 20% at Sparton Technology but still were below anticipated levels. Revenues at Sparton Canada were flat compared to last year. The Automotive and Industrial Products segment had an aggregate sales decline of $1,282,000 (2%) for the nine-month period compared to the same period last year. This decrease was due primarily to lower than expected OEM passenger car sales at both the Ford Motor Company and General Motors Corporation.

An operating loss of $5,977,000 was reported for the nine-month period ended March 31, 1996 compared to an operating loss of $4,668,000 last year. These results were below expectations. The Electronics segment incurred an operating loss of $3,038,000 compared to an operating loss of $1,433,000 last year. Sparton Electronics operated at a loss for the nine-month period primarily due to multiple commercial program startups, delays in product acceptance on a defense program and continuous unfavorable capacity variances. Sparton Technology reported an operating profit above expectations and higher than the operating profit reported for the same period last year. These results were primarily due to the higher sales volume and a favorable product mix. Sparton of Canada incurred an operating loss due to low sales volume. The Automotive and Industrial Products segment incurred an operating loss for the current nine-month period. The loss was higher than anticipated but lower than last year. Factors contributing to this loss included continuing efficiency issues, overly aggressive product pricing by certain customers, start-up costs associated with several new programs, and an unanticipated drop in product shipments.
Progress continues to be made in resolving some of these problems. Pricing and continuing cost reductions will be significant issues in this business segment for the foreseeable future. In late November 1995, a consolidation of two of the three automotive units was announced, effective January 1, 1996. The consolidation of Sparton Engineered Products, Inc. - Lake Odessa Group and Sparton Engineered Products, Inc. - KPI Group was initiated to achieve economies of scale and to lower overall administrative costs. This action resulted in the closing of the Kentwood, Michigan Administrative and Technical Center and a reduction in personnel. To date, the merger is proceeding as expected.

Interest expense increased $481,000 to $1,628,000 principally due to higher average borrowings and higher borrowing costs. As detailed in Note 3 to these financial statements, in December the Company replaced its informal unsecured lines of credit totaling $33,000,000 with a secured revolving credit facility totaling $34,000,000. Nonoperating income increased $266,000 to $380,000 due to the gain realized on the sale of equipment. After provision for applicable income tax credits, the Company's net loss for the nine-month period ended March 31, 1996 was $4,624,000 ($.59 per share) compared to a net loss of $3,649,000 ($.49 per share) for the corresponding period last year.

Three-Month Periods
- -------------------

Sales for the three-month period ended March 31, 1996 were $54,001,000, a decrease of $2,327,000 (4%) from the corresponding period last year. The Electronics segment's revenue increased $723,000 for the three-month period, but was still below anticipated levels. Sales at Sparton Electronics were $974,000 (4%) lower primarily due to delays in several commercial and defense programs. Revenues increased at both Sparton Technology and Sparton of Canada. The Automotive and Industrial Products segment had a decrease in revenues of $2,895,000 (9%) for the three-month period compared to last year. This sales level was below expectations and due principally to the previously mentioned soft demand for products from two of the Big Three automobile manufacturers.

An operating loss of $803,000 was reported for the three months ended March 31, 1996 compared to an operating loss of $304,000 for the same period last year. A small operating profit for the current three-month period was anticipated. The Electronics segment incurred an operating loss of $508,000 compared to an operating loss of $80,000 last year. Sparton Electronics operated at a loss for the current three-month period due to the previously mentioned problems of multiple program startups, product acceptance delays on one defense program, and continued capacity variances. Sparton Technology reported an operating profit for the three-month period due to a favorable product mix and strong sales volume. The Canadian unit incurred an operating loss principally due to low sales volume. The Automotive and Industrial Products segment reported an operating loss for the three-month period similar to the operating loss incurred last year. The loss was primarily due to the previously mentioned efficiency issues, product pricing, start-up costs associated with new programs, and the decrease in sales volume. As described earlier, two of the three units that comprise this business segment merged on January 1, 1996 and the former administrative and technical headquarters of Sparton Engineered Products, Inc. - Lake Odessa Group closed.

Higher borrowing costs during the current three-month period resulted in an increase in interest costs of $31,000 to $508,000. After provision for applicable income tax credits, the Company's net loss for the three-month period ended March 31, 1996 was $816,000 ($.10 per share) compared to a net loss of $461,000 ($.06 per share) last year.

FINANCIAL POSITION
- ------------------

For the nine-month period ended March 31, 1996, cash and cash equivalents decreased $372,000 to $831,000. Operating activities used $707,000 in net cash flows. The primary sources of cash flows from operating activities were a decline in accounts receivable and an increase in accounts payable. Primary uses included the operating loss, increased inventories, and increased in-process customer tooling. Cash flows used by investing activities were $3,136,000, primarily for the purchase of property and equipment within the Electronics segment. Financing activities provided $3,470,000 in cash flows as the Company increased its short-term borrowings. No dividends were declared in any of the periods presented. At March 31, 1996, the Company had $50,986,000 ($6.53 per share) of recorded shareowners' equity, $28,869,000 of working capital, and a 1.51:1.00 working capital ratio. As previously mentioned, the Company has entered into a formal secured revolving credit facility with three banks through October 31, 1996.

OTHER

The Company has been involved in an environmental investigation and clean-up effort at Sparton Technology's Coors Road facility in Albuquerque, New Mexico since 1983. Costs incurred totaled $151,000 for the current nine-month period compared to $135,000 for the corresponding period last year. These costs were charged against a reserve initiated in 1991 to cover estimated future minimum costs. As of March 31, 1996, the remaining reserve for future minimum costs totaled $328,000. In December 1995, the United States Environmental Protection Agency (EPA) published a Statement of Basis describing various remedial alternatives for the facility. Several of the listed alternatives, which are subject to administrative review, include remediation tasks which the Company believes are either unnecessary or technically impractical. The Company supports an alternative that is cost effective and technically practicable. If a remedy is forced on Sparton, other than one proposed by the Company, the ultimate clean-up costs for the facility may significantly increase from this minimum estimate.

The  ultimate   financial   liability  of  the  Company  with  respect  to
this environmental investigation and clean-up effort cannot be estimated with certainty. Based upon its own examination and experience to date, and upon information provided by legal counsel and outside consultants, it is management's opinion that the resolution of these matters should not have a material impact on the Company's consolidated financial position and cash flow. The impact in any one year, however, could be material to the consolidated results of operations.

The Company's sales of sonobuoys, principally to the U.S. Navy, have declined dramatically from $151,024,000 in 1992 to $34,663,000 in 1995. In anticipation of this decline, the Company has been developing commercial electronics opportunities which will utilize its existing technological and manufacturing capabilities, largely in the North American electronic contract manufacturing markets. The Company's experience to date indicates that significant commercial electronics opportunities exist. Because of the many new customers and markets involved, management continues to struggle with the ability to forecast near-term sales and margins with accuracy. As with any change of this magnitude, unanticipated problems can be reasonably expected to occur. Investors should be aware of this uncertainty and make their own independent evaluation.

PART II

Item 6 - Exhibits and Reports on Form 10-K and Form 10-Q.

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

b)  Reports on Form 8-K Filed in the Third Quarter of Fiscal 1996:  None




SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SPARTON CORPORATION
                                      Registrant

Date:    /s/ May 14, 1996             /s/ John J. Smith
                                      John J. Smith, Chairman of the Board of
                                      Directors and Chief Executive Officer


Date:    /s/ May 14, 1996             /s/ Richard Langley
                                      Richard Langley, Vice President-
                                      Treasurer & Principal Financial Officer