Form 10-Q/A
period 1996-03-31
SPARTON CORP
filed 1996-07-08
CIK 92679

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549
                                FORM 10-Q/A



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT
    OF 1934

 For the quarterly period ended March 31, 1996

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION  13 OR 15(d) OF THE
SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________


Commission File Number 1-1000

                             SPARTON CORPORATION
          (Exact name of registrant as specified in its charter)

                    Ohio                                    38-1054690
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                   Identification No.)

     2400 East Ganson Street, Jackson, Michigan               49202
       (Address of principal executive offices)             (Zip Code)

                               517-787-8600
          (Registrant's telephone number, including area code)



Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes __X__    No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of April 30, 1996 was 7,811,370.

This Form 10-Q/A amends in its entirety Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           SPARTON CORPORATION
                                  INDEX


                                                               Page No.
Financial Statements:

  Consolidated Condensed Balance Sheet - March 31, 1996
    and June 30, 1995                                             3

  Consolidated Condensed Statement of Operations -
    Three-Month and Nine-Month Periods ended
    March 31, 1996 and 1995                                       4

  Consolidated Condensed Statement of Cash Flows -
    Nine-Month Periods ended March 31, 1996 and 1995              5

  Notes to Consolidated Condensed Financial Statements            6

Management's Discussion and Analysis of Results of
  Operations and Financial Condition                              8

Other Information and Signatures                                 12

                SPARTON CORPORATION AND SUBSIDIARIES
           Consolidated Condensed Balance Sheet (Unaudited)
                March 31, 1996 and June 30, 1995

                                                   March 31         June 30
                  Assets                             1996             1995
          ----------------------------             ----------       ----------
Current assets:
  Cash and cash equivalents                          $830,954       $1,203,184
  Income taxes recoverable                          3,346,447        2,283,646
  Accounts receivable                              32,017,594       36,987,676
  Inventories and costs on contracts in
    progress, less progress payments of
    $9,145,000 at March 31 ($1,025,000
    at June 30)                                    43,263,715       39,608,812
  Prepaid expenses                                  6,422,114        3,746,705
                                                  -----------      -----------
             Total current assets                  85,880,824       83,830,023

Other receivables and assets                        4,068,049        4,276,130

Property, plant and equipment - net                22,465,517       22,548,619
                                                  -----------      -----------
             Total assets                        $112,414,390     $110,654,772
                                                 ============     ============

   Liabilities and Shareowners' Equity
  ---------------------------------------

Current liabilities:
  Notes payable - due within one year             $29,189,549      $25,580,740
  Accounts payable                                 17,630,540       16,170,576
  Taxes on income                                     275,477          596,006
  Accrued liabilities                               9,916,465        8,294,926
                                                  -----------      -----------
             Total current liabilities             57,012,031       50,642,248

Deferred income taxes                               1,959,500        1,959,500

Deferred compensation                               2,129,008        1,976,593

Long-term obligations, net of current maturities      327,430          466,368

Shareowners' equity:
  Common stock - 7,811,370 share outstanding
    after deducting 123,342 shares in treasury      9,764,213        9,764,213
  Capital in excess of par value                      403,067          403,067
  Retained earnings                                40,819,141       45,442,783
                                                  -----------       ----------
             Total shareowners' equity             50,986,421       55,610,063
                                                  -----------       ----------
             Total liabilities & shareowners'
              equity                             $112,414,390     $110,654,772
                                                 ============     ============

See accompanying notes.

                       SPARTON CORPORATION AND SUBSIDIARIES
            Consolidated Condensed Statement of Operations (Unaudited)
    For the Three-Month and Nine-Month Periods Ended March 31, 1996 and 1995

                         Three-Month Periods       Nine-Month Periods
                         1996         1995         1996          1995
Net sales                $54,001,091  $56,328,180  $151,184,056  $154,870,664

Costs and expenses        54,803,810   56,632,022   157,160,996   159,539,093
                         -----------  -----------  ------------  ------------
                            (802,719)    (303,842)   (5,976,940)   (4,668,429)
Other income (expense):
  Interest                  (507,782)    (476,630)   (1,627,902)   (1,147,178)
  Other - net                 34,226       60,696       380,200       113,612
                         -----------  -----------  ------------   -----------
Income (loss) before
 income taxes             (1,276,275)    (719,776)   (7,224,642)   (5,701,995)

Provision (credit) for
 income taxes               (460,000)     (259,000)  (2,601,000)   (2,053,000)
                         -----------  ------------  -----------   -----------
Net income (loss)          ($816,275)    ($460,776) ($4,623,642)  ($3,648,995)
                         ===========  ============  ===========   ===========
Information per share of
  common stock:

  Net income (loss)         $(.10)        $(.06)        $(.59)        $(.47)
                         ===========  ============  ===========   ===========
  Dividends                 $-0-          $-0-          $-0-          $-0-
                         ===========  ============  ===========   ===========

See accompanying notes.

                     SPARTON CORPORATION AND SUBSIDIARIES
          Consolidated Condensed Statement of Cash Flows (Unaudited)
           For the Nine-Month Periods Ended March 31, 1996 and 1995


                                                    1996             1995

Operating activities:
  Net income (loss)                             ($4,623,642)     ($3,648,995)
  Add non-cash items charged to operations:
    Depreciation                                  3,426,699        3,033,301
    Deferred compensation                           152,415          135,150
                                                -----------       ----------
                                                 (1,044,528)        (480,544)
  Add (deduct) changes in operating assets
    and liabilities:
    Accounts receivable                           4,970,082       (1,801,479)
    Accounts payable                              1,459,964          237,803
    Inventories                                  (3,654,903)       6,562,291
    Income taxes recoverable                     (1,062,801)         538,000
    Taxes on income                                (320,529)        (212,741)
    Other (primarily customer tooling)           (1,054,248)      (2,009,697)
                                                -----------       ----------
  Net cash provided (used) by operating
   activities                                      (706,963)       2,833,633

Investing activities:
  Purchases of property, plant and equipment-net (3,343,597)      (4,707,391)
  Other                                             208,081         (428,223)
                                                -----------       ----------
  Net cash (used) by investing activities        (3,135,516)      (5,135,614)

Financing activities:
  Increase in notes payable                       3,608,809        2,283,252
  Changes in long-term obligations, including
   current maturities thereof                      (138,560)        (138,069)
                                                -----------       ----------
  Net cash provided by operating activities       3,470,249        2,145,183
                                                -----------       ----------

Increase (decrease) in cash and cash
 equivalents                                      (372,230)         (156,798)

Cash and cash equivalents at beginning of
 period                                          1,203,184         1,713,718
                                               -----------        ----------
Cash and cash equivalents at end of period        $830,954        $1,556,920
                                               ===========        ==========
Cash paid (refunded) during the period for:
  Interest                                      $1,708,000        $1,090,000
                                               ===========        ==========
  Income taxes (refund)                        ($1,458,000)      ($2,524,000)
                                               ===========        ==========

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

Nine-Month Periods

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

Interest expense increased $481,000 to $1,628,000 principally due to higher average borrowings and higher borrowing costs. As detailed in Note 3 to these financial statements, in December the Company replaced its informal unsecured lines of credit totaling $33,000,000 with a secured revolving credit facility totaling $34,000,000. Nonoperating income increased $266,000 to $380,000 due to the gain realized on the sale of equipment. After provision for applicable income tax credits, the Company's net loss for the nine-month period ended March 31, 1996 was $4,624,000 ($.59 per share) compared to a net loss of $3,649,000 ($.49 per share) for the corresponding period last year.

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

The Company has recognized writedowns in the fourth quarters of 1994 and 1995 that are related to its electronic pager program. Since inception, pager revenues through March 31, 1996 have totaled $1,111,000. The pager program is unique within the Company's electronic contracting manufacturing (ECM) business in that it unexpectedly evolved into the Company's direct involvement in marketing a commercial/consumer product. Normally, ECM programs do not require the Company's direct involvement in product marketing. No other ECM contract has had this direct marketing requirement nor is it anticipated that any existing or future ECM contracts will involve such a requirement.

In the fourth quarter of 1994, the Company's gross margin was decreased by $4,600,000 due to a writedown of $3,300,000 of development costs associated with its electronic pager program and a $1,300,000 writedown in carrying value of certain government and commercial electronics inventories (none of which related to the electronic pager). The initial contract for the pager was signed in 1992 and structured as a typical ECM program. Until the fourth quarter of 1994, the Company anticipated recovery of pager-related costs, including $1,120,000 of engineering costs incurred in 1994, to resolve technical problems with the pager, based upon binding agreements with a customer. When it became apparent to the Company in May 1994 that the customer was not financially viable, failed to develop a communications network for the domestic pager market, and that the Company could not recover contract-related costs from this customer, the Company wrote off certain contract-related costs and discontinued accounting for the electronic pager under the contract method. The remaining pager inventories at June 30, 1994 amounted to approximately $5,846,000. The Company expected to recover these amounts through its own marketing efforts for the pager in selected markets. Such expectations were based on the Company's analysis of the markets, including the Company's then current position relative to its competitors.

Based upon information then known to Company management and into the fourth quarter of 1995, it was management's continued assessment that the recoverability of the pager inventories was not uncertain. In the fourth quarter of 1995, the Company's gross margins were decreased by approximately $5,500,000 due to the writedown in carrying value of electronic pager-related inventories. The adjustment resulted from a competitor's actions in the Company's principal anticipated markets. Remaining pager related inventories were valued at $1,783,000 at June 30, 1995 and were based on negotiations with a potential customer for unassembled pager kits. Pager marketing and development expenditures were not material to segment operating results in 1995.

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

b)  Reports on Form 8-K Filed in the Third Quarter of Fiscal 1996:  None




SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SPARTON CORPORATION
                                   Registrant

Date:     /s/ July 8, 1996        /s/John J. Smith
                                  John J. Smith, Chairman of the Board of
                                  Directors and Chief Executive Officer


Date:     /s/ July 8, 1996        /s/ Richard Langley
                                  Richard Langley, Vice President-
                                  Treasurer & Principal Financial Officer