Form 10-K
period 1996-06-30
SPARTON CORP
filed 1996-09-27
CIK 92679

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended June 30, 1996
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from                    to
                              --------------------  -------------------

Commission file number 1-1000

                              SPARTON CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           OHIO                                       38-1054690
 ------------------------                   ---------------------------------
 (State of Incorporation)                   (IRS Employer Identification No.)

2400 East Ganson St., Jackson, Michigan                   49202
- ----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (517) 787-8600

Securities registered pursuant to Section 12(b) of the Act:
   (Title of each class)           (Name of each exchange on which registered)
   ---------------------           -------------------------------------------
COMMON STOCK, $1.25 PAR VALUE                 NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      --   --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of August 30, 1996 was $29,100,000.

The number of shares of common stock outstanding as of August 30, 1996 were 7,811,370.

Documents incorporated in part by reference:

      Parts II and IV - Portions of the 1996 Annual Report to Shareowners
                        of Sparton Corporation ("Annual Report") are filed as
                        Exhibit 13 herewith.

PART I
- ------
Item l.   Business
- -------   --------

         Except as otherwise indicated, the term "Company" refers to Sparton Corporation, and the term "Sparton" refers to Sparton Corporation and its consolidated subsidiaries.

         The Company has been in continuous existence since 1900. It was last reorganized in 1919 as an Ohio corporation. Sparton operates in one principal line of business, electronics. In August 1996, the Company formalized its plan to offer for sale its automotive and industrial products operations. Accordingly, these operating results have been reclassified and reported in discontinued operations. The Company is in the process of negotiating the sale of these operations and expects that the sale will be completed in fiscal 1997. A description of the major products of the Company's continuing operations, electronics, is included in the Annual Report in Note 1, Statement of Significant Accounting Policies, of the Notes to Consolidated Financial Statements on Page 13 and are filed as part of Exhibit 13. Additional information about this line of business is as follows.

Electronics
- -----------

         Historically, the electronics segment's principal product has been sonobuoys, which are air deployable anti-submarine warfare (ASW) devices used by the U.S. Navy and other free world military organizations. It competes with a limited number of qualified manufacturers for sonobuoy procurements by the U.S. and selected foreign governments. Contracts are obtained through competitive bid or directed procurement. Sales of sonobuoys have declined substantially in recent years.

Within the electronics line of business, the Company also designs and/or manufactures a variety of electronic and electromechanical products for the telecommunications, electronics and other industries. Many of the physical and technical attributes used in the production of sonobuoys are required in the production of these commercial products. The Company is focusing its resources on substantially expanding revenues in these commercial areas, particularly in electronic contract manufacturing. Sales are generally obtained on a competitive basis. Competitive factors include technical ability, customer service, product quality and price. A majority of the proprietary products, principally transducers and condition monitoring systems, are sold to the telecommunications industry worldwide. Commercial electronics products are distributed through a direct sales force and through a small group of manufacturers' representatives. The primary industries of the Company's electronic contract manufacturing (ECM) business include telecommunications, medical and industrial controls and scientific instrumentation. In the ECM business, it must compete with a number of domestic and foreign manufacturers. Within the ECM business, the Company contracts with its customers to manufacture products based on the customer's design, specifications, and shipping schedules. Generally, ECM programs do not require the Company's direct involvement in product marketing. Material availability, product quality, delivery and cost are very important factors in the ECM business. In general, margins within the ECM operations are lower than those obtained in the Company's ASW or proprietary electronics areas, primarily due to intense competition and the higher purchased parts component of products shipped.

         At June 30, 1996 and June 30, 1995, the aggregate backlog from continuing operations was approximately $107 million and $90 million, respectively. A majority of the 1996 backlog is expected to be realized in 1997.

         The Company's sales of sonobuoys, principally to the U.S. Navy, have declined dramatically from $151,024,000 in 1992 to $35,589,000 in 1996. It is expected that both the domestic and international demand for production sonobuoys will continue at these reduced and unpredictable levels for the foreseeable future. In response to this changing environment, the Company has been developing commercial electronics opportunities which will utilize its existing technological and manufacturing capabilities, largely in the North American ECM markets. The Company's experience to date indicates that significant commercial electronics opportunities exist. Because of the many new customers and markets involved, management continues to be challenged with the ability to forecast near-term sales and margins with accuracy. As with any change of this magnitude, unanticipated problems can be reasonably expected to occur. Investors should be aware of this uncertainty and make their own independent evaluation.

Automotive and Industrial Products
- ----------------------------------

         As previously discussed, the Company formalized its plan in August 1996 to offer for sale the automotive and industrial products segment, and accordingly, these operations have been reported as discontinued operations.

Other Information
- -----------------

         Sparton's principal sales are currently concentrated on a limited number of customers and the loss of any one of them could have a material adverse financial effect. Materials for the electronics operations are obtained from a variety of worldwide sources, except for selected components. Access to competitively priced materials is critical to success in the ECM business. While Sparton holds a number of patents relating to its products and processes, none are considered of material importance. Business operations have not encountered or expect to encounter significant long-term problems in obtaining sufficient raw materials although the commercial electronics industry has experienced occasional spot shortages of key components. The risk of materials obsolescence in the ECM business is less than normal because materials are generally not purchased until actually needed. While overall sales fluctuate during the year, such fluctuations have not historically reflected a definitive seasonal pattern or tendency.

         Research and development expenditures amounted to approximately $17,254,000 in 1996, $20,440,000 in 1995 and $19,621,000 in 1994 (approximately
$15,845,000, $15,985,000 and $16,197,000 of these expenditures, respectively, were customer funded). There are approximately 300 employees involved in research and development. Few, if any, devote all of their time to such efforts. In addition, many of those involved in research and development do not have an engineering or other technical background.

         Sparton employed approximately 2,300 people at June 30, 1996. The Company has one operating division and four wholly-owned active subsidiaries within continuing operations and four wholly-owned active subsidiaries within discontinued operations.

Item 2.     Properties
- -------     ----------

         The table below lists the principal properties of Sparton within continuing operations. All are owned except as noted. There are manufacturing and/or office facilities at each location. Sparton believes these facilities are suitable for its operations, except as noted.

         Jackson, Michigan
         DeLeon Springs, Florida (2 plants)
         Brooksville, Florida
         London, Ontario
         Albuquerque, New Mexico (see below)
         Rio Rancho, New Mexico
         Deming, New Mexico (lease/purchase, see below)

         The Company leases the Deming, New Mexico facility under terms of a capital lease and has exercised an option to purchase the facility at the end of the lease term which expires on July 1, 1997. Future minimum payments under this capital lease at June 30, 1996 are $80,000 in 1997 and $75,000 in 1998. Interest of $5,000, payable over the remaining lease term at 6 1/8% per annum, was deducted in arriving at the capitalized lease obligation liability at June 30, 1996. The Company's Coors Road, Albuquerque, New Mexico facility is not being utilized and is offered for sale.

Item 3.     Legal Proceedings
- -------     -----------------

         Various litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are non-routine. The Company and its subsidiaries are also involved in certain compliance issues with the United States Environmental Protection Agency and various state agencies, including being named as a potentially responsible party at several sites. Potentially responsible parties (PRP's) can be held jointly and severally liable for the cleanup costs at any specific site. The Company's past experience, however, has indicated that when it has contributed only relatively small amounts of material or waste to a specific site relative to other PRP's, its ultimate share of any cleanup costs has been very minor. Based upon available information, the Company believes it has contributed only small amounts to those sites in which it is currently viewed a potentially responsible party.

         One of Sparton's facilities located in New Mexico has been the subject of ongoing investigations with the United States Environmental Protection Agency
(EPA) under the Resource Conservation and Recovery Act (RCRA). To date, this work has involved, among other things, on-site and off-site investigations of environmental impacts, negotiation and execution of an Administrative Order on Consent (AOC) with the EPA and the installation of some on-site groundwater recovery wells and air stripping equipment. A remedial investigation called for in the AOC has been completed and approved. In May, 1996, Sparton submitted to EPA a final Corrective Measures Study, based upon the results of its investigation, as required in the AOC. In June, 1996, EPA issued its final decision selecting remedies for corrective action at the site. EPA estimated that the present value cost of its remedies would range from between $15,000,000 and $26,400,000 based on a 30-year time frame. In Sparton's judgment, the remedies proposed by EPA are either unnecessary or technically impractical. Sparton is vigorously challenging the EPA's remedy selection and has filed suit in Federal District Court in Dallas asserting that EPA's decision on remedy selection violates the AOC. Sparton is currently negotiating with other involved regulatory agencies for alternative remedies that Sparton believes would protect public health and the environment with estimated costs ranging from $500,000 to $1,000,000. These negotiations have not yet been completed. Successful resolution of these negotiations and Sparton's litigation with the EPA may be difficult given the simultaneous involvement of local, state and federal governmental agencies. To date, Sparton has incurred approximately $5,950,000 since this contamination problem was first identified in the early 1980's. $3,000,000 of this amount has been recovered from insurance companies. A reserve was initiated in 1991 to cover the then estimated future minimum costs. In 1996 and 1995, Sparton incurred $247,000 and $184,000 respectively, which was charged against this reserve. At June 30, 1996, the remaining reserve to cover future minimum costs totaled $444,000. If a remedy is ultimately imposed on Sparton, other than the one is has proposed, the ultimate cleanup costs may significantly increase. There is no assurance that additional costs above the amount reserved will not be incurred or that significant changes in environmental laws or their interpretation will not require that additional amounts be spent.

Item 4.   Submission of Matters to a Vote of Security Holders
- -------   ---------------------------------------------------

         No matters were submitted to a vote of the security holders during the last quarter of the period covered by this report.

Executive Officers
- ------------------

         Information with respect to executive officers of the Registrant is set forth below. The positions noted have been held for at least five years, except where noted.

                                                                             Age
                                                                             ---
JOHN J. SMITH, Chairman of the Board, Chief Executive Officer and            84
     Director

DAVID W. HOCKENBROCHT, President, Chief Operating Officer and Director       61

LAWSON K. SMITH, Vice President, Secretary and Director                      81

RICHARD L. LANGLEY, Vice President-Treasurer and Assistant Secretary         51

R. JAN APPEL, Vice President, General Counsel and Assistant Secretary        50

RICHARD D. MICO, Vice President and General Manager of Sparton Technology,   66
     Inc.

DOUGLAS  E. JOHNSON, Vice President and General Manager of Sparton           48
     Electronics since July 1994. Prior to that date, Mr. Johnson was the
     Assistant General Manager of Sparton Electronics and prior to August
     1992, was employed by the Company in several capacities, principally within engineering and manufacturing.



                                                                             Age
                                                                             ---
W. DAVID WEIND, Vice President and General Manager of Sparton of              49
     Canada, Ltd. since June 1996. Prior to that date, Mr. Weind was employed as President of GSW Construction Products.

JERRY R. GAUSE, Vice President and General Manager of Sparton Engineered      55
     Products, Inc.-KPI Group

JOSEPH S. LERCZAK, Assistant Treasurer                                        39


         John J. Smith and Lawson K. Smith are brothers. There are no other family relationships between the persons named above. John J. Smith is employed as Chief Executive Officer under the terms of an employment agreement through June 30, 1997. All other officers are elected annually and serve at the discretion of the Board of Directors.

PART II
- -------

Item 5.   Market for the Registrant's Common Stock
- -------   ----------------------------------------
          and Related Security Holder Matters
          -----------------------------------

         Information with respect to the market for the Company's stock, including stock prices, stock exchange and number of shareowners, and quarterly dividends for the two year period ended June 30, 1996, is included under "Financial Highlights" on page 1 of the Annual Report and is included in Exhibit 13 filed herewith.

Item 6.   Selected Financial Data
- -------   -----------------------

         The "Selected Financial Data" on Page 18 of Exhibit 13 filed hereunder is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of
- -------   ---------------------------------------
          Financial Condition and Results of Operations
          ---------------------------------------------

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 19-21 of Exhibit 13 filed hereunder is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data
- -------   -------------------------------------------

         The consolidated financial statements of Sparton Corporation and Subsidiaries and "Report of Independent Auditors" are included on Pages 8-17 and 12, respectively, in Exhibit 13 filed hereunder and are incorporated herein by reference.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
- -------   ---------------------------------------------------------------
          Financial Disclosure
          --------------------

         None.

PART III
- --------

Item 10.  Directors and Executive Officers
- --------  --------------------------------
          of the Registrant
          -----------------

         Information with respect to directors of the Registrant is set forth below. Information concerning the executive officers is included in Part I on Pages 8 and 9.

                                                                             Age
                                                                             ---

JOHN J. SMITH, Chairman of the Board and Chief Executive Officer              84
     of Sparton Corporation, Jackson, Michigan. Mr. Smith has
     served as a Director since 1950 and his current term
     expires in 1998.

DAVID W. HOCKENBROCHT, President and Chief Operating Officer                  61
     of Sparton Corporation, Jackson, Michigan. Mr. Hockenbrocht
     has served as a Director since 1978 and his current term
     expires in 1997.

LAWSON K. SMITH, Vice President and Secretary of Sparton                      81
     Corporation, Jackson, Michigan. Mr. Smith has served
     as a Director since 1971 and his current term expires
     in 1997.




JAMES N. DEBOER, Partner, law firm of Varnum, Riddering,                      71
     Schmidt and Howlett, LLP, Grand Rapids, Michigan. Mr.
     DeBoer has served as a Director since 1971 and his current term expires in 1997.

ROBERT J. KIRK, Financial Consultant, Toledo, Ohio.  Mr. Kirk                 83
     has served as a Director since 1978 and his current term
     expires in 1996.

MARSHALL V. NOECKER, President and substantial owner of the                   81
     Marshall Noecker Group Companies (aluminum fabrication
     and manufacturing companies and investment companies),
     Garden City, Michigan. Mr. Noecker has served as a
     Director since 1963 and his current term expires in 1996.

RORY B. RIGGS, President of Biomatrix, Inc., Richfield, New                   43
     Jersey, a medical biotechnology company since 1996, and
     President, ITIM Corporation, New York, New York, an
     investment advisory and venture capital firm since 1991.
     Mr. Riggs was President and Chief Executive Officer of RF&P
     Corporation, Richmond, Virginia, a real estate investment


     company, from 1991 to 1994. Mr. Riggs has served as a Director since 1994 and his current term expires in 1997.

DAVID B. SCHOON, President, Stock Portfolio Management, Inc.,                 45
     Grand Rapids, Michigan, a financial consulting services
     company, since 1992, and was a Senior Stock Analyst
     for other financial consulting services companies from 1986 to 1992. Mr. Schoon has served as a Director since 1994
     and his current term expires in 1996.

BLAIR H. THOMPSON, formerly Vice President and Treasurer of                   71
     Sparton Corporation, Jackson, Michigan (retired in 1990).
     Mr. Thompson has served as a Director since 1972 and his
     current term expires in 1998.

         Mr. John J. Smith and Mr. Lawson K. Smith are brothers. There are no other family relationships between the directors. Except as noted, the principal occupations referred to have been held by the foregoing directors for at least five years.

         Mr. Robert J. Kirk is a director of Seaway Foodtown, Inc. Mr. David B. Schoon is a director of California Micro Devices Corporation. Mr. Rory B. Riggs is a director of Biomatrix, Inc.

Item 11.  Executive Compensation
- --------  ----------------------

         The following tables provide certain data and information on the compensation of the Company's Chief Executive Officer and its four most highly compensation executive officers (other than the CEO) whose annual salary and bonus exceeded $100,000 (collectively referred to as the "Named Executives"). This report addresses the Company's compensation policies and programs for the year ended June 30, 1996, the details of which are reflected in the tables set forth in the following sections. The Company's and the Board's policies and practices pertaining to the compensation of executive officers and management have been in effect for a number of years.

         The Executive Compensation Committee Report and Performance Graph set forth below are not deemed to be soliciting material or to be filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 or incorporated by reference in any document so filed.

EXECUTIVE COMPENSATION COMMITTEE REPORT

         Decisions on the compensation of the Company's executive officers are made by the Board's Compensation Committee. This Committee is composed of Mr. John J. Smith, Chairman of the Board and Chief Executive Officer and four non-employee directors; Messrs. Noecker, Kirk, DeBoer and Thompson.

         The Company has long-established policies and practices intended to compensate its salaried employees in a manner that will enable the Company to attract, retain and motivate them to accomplish corporate goals and objectives. These policies and practices encourage management to remain dedicated to the maximization of shareholder value. The Compensation Committee establishes compensation for its key executives through a comparison of its salary levels with companies of comparable size, sales and profitability.

         The Company's compenation program is comprised of several elements: cash compensation (including salary and incentive bonus), incentive stock options and defined benefit or defined contribution retirement plans. Reflective of the Company's goal of relating compensation to corporate performance, the incentive bonus compensation plan permits certain executive officers to earn additional compensation if the pretax earnings of their operating unit is in excess of an established goal. The bonus for all other key executives is a subjective determination by the Compensation Committee based upon an evaluation of the employees' individual performance, level of responsiblity and experience.

         The Company's Chief Executive Officer is compensated pursuant to employment agreements that have been in existence since 1950. A description of the current employment agreement and related compensation of the Company's Chief Executive Officer is set forth below under the caption "Employment Agreement and Related Compensation."

         Marshall V. Noecker          Robert J. Kirk          Blair H. Thompson
         James N. DeBoer              John J. Smith

EMPLOYMENT AGREEMENT AND RELATED COMPENSATION

         The current agreement for Mr. John J. Smith, the Company's CEO, expires on June 30, 1997. Under the terms of this contract, Mr. Smith's annual salary for fiscal 1996 was to be $288,542. The contract also provides for an annual cash bonus equal to 5% of the Company's pretax earnings in excess of $5,000,000 with the bonus limited to $150,000 for the fiscal year ended June 30, 1996. For the year ended June 30, 1996, Mr. Smith voluntarily reduced his compensation to a rate of $178,200 per annum. No bonus was payable under the terms of the contract for fiscal year 1996.

         Pursuant to prior employment agreements with Mr. Smith, a deferred compensation account was established. Mr. Smith is entitled to receive payments in monthly installments following termination of employment; or, subject to prior approval of the Company's Board of Directors, from time to time in lump sums upon Mr. Smith's request. No payments were made to Mr. Smith during fiscal year 1996. The balance in Mr. Smith's deferred compensation account will be paid in a lump sum upon his death. Beginning July 1, 1976, the Company agreed to credit interest to Mr. Smith's deferred compensation account at the rate of 1-1/2% above the prime rate, but not exceeding 10%. However, if the prime rate exceeds 10% then interest will be credited at the prime rate, but in no event at a rate exceeding 14%. At June 30, 1996, the balance in Mr. Smith's deferred compensation account was $2,180,903.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Mr. John J. Smith and Mr. Blair H. Thompson (a former officer of the Company) are members of the Compensation Committee and as such participate in establishing compensation for executives of the Company.

                             EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The Summary Compensation Table Shows certain compensation information for the Named Executives for services rendered in all capacities during the fiscal years ended June 30, 1996, 1995 and 1994.

                              ANNUAL COMPENSATION

                                                                   All
                                                                  Other
  Name and Pricipal            Fiscal                            Compen-
     Position                   Year   Salary    Bonus            sation
- ---------------------          ------  ------    -----           -------
John J. Smith                   1996   $178,200    -0-         $  1,750(1)
Chairman of the Board           1995    120,000    -0-          121,750(1)
and Chief Executive             1994    206,287    -0-          163,272(1)
Officer

David W. Hockenbrocht           1996    178,200    -0-            1,750(2)
President and Chief             1995    178,200    -0-            1,750(2)
Operating Officer               1994    196,350    -0-            2,100(2)

Richard D. Mico                 1996    106,294   11,034          3,304(3)
Vice President and              1995    103,125    -0-            2,510(3)
General Manager                 1994     98,405    -0-            1,971(3)

Jerry R. Gause                  1996     94,577   24,000          4,256(3)
Vice President and              1995     88,723   21,000          3,553(3)
General Manager                 1994     80,884   21,000          3,378(3)

Douglas E. Johnson              1996    100,000    -0-              -0-
Vice President and              1995     93,572    -0-              -0-
General Manager                 1994     88,054    -0-              -0-

- --------

(1) Represents directors fees of $1,750 paid in 1996 and 1995, and $2,100 in 1994. The balance represents payments made pursuant to deferred compensation arrangement discussed under the caption Employment Agreement and Related Compensation above.

(2)  Represents directors fees.

(3) Represents Company contributions to its employees' defined contribution benefit plan.

OPTION GRANTS IN LAST FISCAL YEAR

         There were no options granted to any Company officers or other employees for the fiscal year ended June 30, 1996.

OPTIONS/SAR EXERCISES AND HOLDINGS

         The following table sets forth information, with respect to the Named Executives, concerning the unexercised options and SARs held at June 30, 1996. None of the Named Executives exercised any options for the purchase of Company Common Stock during the past fiscal year.

                      AGGREGATED OPTION/SARs EXERCISED IN
                      LAST FISCAL YEAR AND FISCAL YEAR-END
                               OPTIONS/SAR VALUES

                               Number of Unexercised               Value of Unexercised In
                               Options/SARs at Fiscal              the Money Options/SARs
                                      Year-End                     at Fiscal Year-End (1)
                            ------------------------------     -------------------------------
    Name                    Exercisable      Unexercisable     Exercisable       Unexercisable
- -------------               -----------      -------------     -----------       -------------
John J. Smith                    -0-              -0-             $-0-               $-0-

David W. Hockenbrocht          16,000           16,000             -0-                -0-

Richard D. Mico                 3,750            1,250             -0-                -0-

Jerry R. Gause                  3,750            1,250             -0-                -0-

Douglas E. Johnson               -0-              -0-              -0-                -0-

- ------------------------

(1) The closing price of the Company's Common Stock was $4.25 at June 28, 1996, which price was less than the exercise price on outstanding stock options.

RETIREMENT PROGRAMS

         The Company maintains a defined benefit retirement plan for employees of the Company and one subsidiary which provide for monthly pensions following retirement. During the past year, no cash contributions were made by the Company to the plan as in the judgment of the Company's independent actuaries, the pension plan was fully funded. The plan provides a basic benefit of $2.25 per month for each year of credited service up to a maximum of $90 per month. In addition, for those participant's who contribute 5% of thier monthly compentation (excluding bonuses) per month, the plan provides for an additional monthly pension amount equal to 1-1/2% of the particpant's final 10-year average monthly compensation (excluding bonuses) times the participant's years of contributory and credited service to a maximum of 30 years. The following table shows the estimated annual retirement benefits in specified remuneration and service classifications upon normal retirement at age 65. The benefits shown are not subject to any deduction for Social Security or other offset amounts. (For fiscal years beginning after June 30, 1993, the maximum amount of annual compensation allowed to be included in determining final average compensation has been limited by statute to $150,000. This amount is subject to future adjustment by the Internal Revenue Service).

  Final 10-Year
    Average
 Annual Earnings  Years of Contributory and Credited Service at Age 65
(Excludes Bonuses)   10         15       20      25        30
- ------------------ ------     ------   ------  ------   ------
     $ 60,000     $ 9,270     $13,905  $18,540 $23,175  $27,810
       80,000      12,270      18,405   24,540  30,675   36,810
      100,000      15,270      22,905   30,540  38,175   45,810
      120,000      18,270      27,405   36,540  45,675   54,810
      140,000      21,270      31,905   42,540  53,175   63,810
      160,000      24,270      36,405   48,540  60,675   72,810
      180,000      27,270      40,905   54,540  68,175   81,810

         The following Named Executives have years of contributory credited service under the plan and current annual earnings as of June 30, 1996:

                                                         Current Annual
                            Years of Contributory     Earnings (Excluding
       Officer                Credited Service              Bonus)
- ---------------------       ---------------------     -------------------
David W. Hockenbrocht               18.50                  $178,200

Douglas E. Johnson                   8.00                   100,000

         Mr. John J. Smith, Mr. Richard D. Mico and Mr. Jerry R. Gause do not participate in the Company's defined benefit retirement plan.

PERFORMANCE GRAPH

         The following is a line-graph presentation comparing cumulative, five-year shareholder return, on an indexed basis, of the Company's Common Stock with that of a broad market index (the S&P 500 Composite Index) and a weighted index made up of selected S&P 500 indices including Electronics Defense (50%), Automobiles (25%) and Industrials (25%). The Company selected this weighted index because the companies included therein are engaged in operations similar to the Company's operations. The comparison assumes a $100 investment on June 30, 1991, and the reinvestment of dividends.

             Comparison of Five Year Cumulative Total Return Among
       Sparton Corporation, S&P 500 Composite Index and an Industry Index
                          (Index June 30, 1991 = 100)

                                          June 30
                       1991     1992   1993    1994    1995    1996
Sparton Corporation     100     123      88      96      85      71
S&P 500 Index           100     113     129     131     165     208
S&P Weighted Index      100     109     142     150     196     299

Item 12.  Security Ownership of Certain
- --------  -----------------------------
          Beneficial Owners and Management
          --------------------------------

         As of September 1, 1996, the Company had outstanding 7,811,370 shares of Common Stock. As of that date, the persons named in the following table were known by the management to be the beneficial owners of more than 5% of the Company's outstanding Common Stock:

                                           Amount and
                                           Nature Of
                                           Beneficial
Name and Address of Beneficial Owner        Ownership         Percent of Class
- ------------------------------------       -----------        ----------------
John Smith(1)                               2,100,000(2)            26.88%(2)
         1839 S. Walmont
         Jackson, Michigan  49203

Lawson K. Smith(1)                            777,256(3)             9.95%(3)
         717 Fourth Street
         Lake Odessa, Michigan  48849

Dimensional Fund Advisors, Inc.               410,400(4)             5.25%(4)
         1299 Ocean Avenue, 11th Floor
         Santa Monica, California  90401

- ------------------------

(1)  Mr. John J. Smith and Mr. Lawson K. Smith are brothers.

(2) Includes 1,920,000 shares owned directly by Mr. John J. Smith jointly with his wife. An additional 180,000 shares are held in a trust over which Mr. Smith has voting control. The amount does not include 433,600 shares held by several of the Company's retirement plans as to which Mr. Smith holds voting and investment powers in his capacity as Chief Executive Officer of the Company. Mr. Smith has no pecuniary interest in these shares and disclaims any beneficial ownership interest.

(3) Includes 358,966 shares and 418,290 shares held by the Lawson K. Smith Trust and Margaret E. Smith Trust, respectively. Lawson K. Smith and his wife, Margaret E. Smith, have voting and investment control over the shares held in the trusts bearing their names.

(4) According to information included in the Form 13G Report filed by Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, it is deemed to have beneficial ownership of 410,400 shares of Common Stock, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

         As of September 1, 1996, the following table shows the Company's Common Stock beneficially owned by the Named Executives identified in the Compensation Table, included in Item 11 of this report, and all officers and directors of the Company as a group (16 persons):

                      Amount and Nature of      Percent of
    Name              Beneficial Ownership       Class(6)
- ----------------      --------------------      -----------
John J. Smith             2,100,000(1)           26.88%(1)

David Hockenbrocht           77,535(2)             .99

Richard D. Mico              17,000(3)             .22

Jerry R. Gause                8,700(4)             .11

Douglas E. Johnson            5,000                .06

All Officers & Directors  3,098,727(5)           39.48

- ----------------------------

(1)  Reference is made to note (2) of the previous table.

(2) Includes 21,333 shares which Mr. Hockenbrocht has the right to acquire pursuant to options exercisable within 60 days.

(3) Includes 5,000 shares which Mr. Mico has the right to acquire pursuant to options exercisable within 60 days.

(4) Includes 5,000 shares which Mr. Gause has the right to acquire pursuant to options exercisable within 60 days.

(5) Includes 38,333 shares under options held by officers and directors exercisable within 60 days.

(6) Calculated based on total shares outstanding plus the shares subject to options exercisable within 60 days as described in this statement.

Item 13.  Certain Relationships and Related Transactions
- --------  ----------------------------------------------

         John J. Smith and his wife and Lawson K. Smith lease a manufacturing facility located in White Cloud, Michigan to Sparton Engineered Products, Inc.
- - KPI Group (Michigan). John J. Smith and his wife also lease a facility located in Grand Haven, Michigan to this subsidiary. Both the facilities are occupied under lease agreements that allow termination by either party upon ninety (90) days notice. These two lease agreements, the result of arms-length type negotiations, grant the Company the option to acquire the properties during the lease term for $252,600 and $223,200, respectively. The original leases of these facilities were in existence prior to the Company's acquisition of this subsidiary.

PART IV
- -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
- --------  ----------------------------------------------------------------

          (a) The following financial statements are filed as part of this report on Form 10-K:

The following Consolidated Financial Statements of Sparton Corporation and Subsidiaries and Report of Independent Auditors, included on Pages 8-17 and 12, respectively, of Exhibit 13 filed hereunder are incorporated by reference in
Item 8.

                                                                      Page Reference
                                                                      Annual Report
                                                                      to Shareowners
Data from the 1996 Annual Report to
         Shareowners of Sparton Corporation:

                  Consolidated balance sheets at June 30,                  8 - 9
                     1996 and 1995

                  For the years ended June 30, 1996, 1995,
                     and 1994:

                      Consolidated statements of operations                   10

                      Consolidated statements of cash flows                   11

                      Consolidated statements of share-                       12
                         owners' equity

                  Notes to consolidated financial                        13 - 17
                         statements
                  Report of Independent Auditors                              12

                              Financial Statement Schedules
                              All prescribed schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.


                  (b)  Reports on Form 8-K

                       No reports on Form 8-K were required to be filed for the three months ended June 30, 1996.

                  (c)  Exhibits
                       See Exhibit Index on page 26

Exhibit Index
- -------------

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

13 Portions of the 1996 Annual Report to Shareowners (filed herewith and attached).

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

                                             SPARTON CORPORATION
                                  ------------------------------------------

Date: September 27, 1996          By /s/ Richard L. Langley
                                  ------------------------------------------
                                  Richard L. Langley, Vice President-
                                    Treasurer (Principal Accounting and
                                    Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature and Title                              Date
            -------------------                              ----
By /s/ John J. Smith                                   August 23, 1996
- ---------------------------------------------          ---------------
    John J. Smith, Chairman of the Board
     of Directors and Chief Executive Officer

By /s/ David W. Hockenbrocht                           August 23, 1996
- ---------------------------------------------          ---------------
    David W. Hockenbrocht, President,
     Chief Operating Officer and Director

By /s/ Lawson K. Smith                                 August 23, 1996
- ---------------------------------------------          ---------------
    Lawson K. Smith, Vice President, Secretary
     and Director

By /s/ James N. DeBoer                                 August 23, 1996
- ---------------------------------------------          ---------------
    James N. DeBoer, Director

By /s/ Robert J. Kirk                                  August 23, 1996
- ---------------------------------------------          ---------------
    Robert J. Kirk, Director

By /s/ Marshall V. Noecker                             August 23, 1996
- ---------------------------------------------          ---------------
    Marshall V. Noecker, Director

By /s/ Rory B. Riggs                                   August 23, 1996
- ---------------------------------------------          ---------------
         Rory B. Riggs, Director

By /s/ David B. Schoon                                 August 23, 1996
- ---------------------------------------------          ---------------
    David B Schoon, Director


By /s/ Michael N. Taglich                              August 23, 1996
- ---------------------------------------------          ---------------
    Michael N. Taglich, Director


By /s/ Blair H. Thompson                               August 23, 1996
- ---------------------------------------------          ---------------
    Blair H. Thompson, Director