Form 10-Q
period 1996-09-30
SPARTON CORP
filed 1996-11-12
CIK 92679

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 1-1000

                               SPARTON CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        Ohio                                   38-1054690
            -------------------------------               -----------------
            (State or other jurisdiction of               (I.R.S. Employer
            incorporation or organization)                Identification No.)

         2400 East Ganson Street, Jackson, Michigan         49202
         ------------------------------------------        --------
          (Address of principal executive offices)        (Zip Code)

                                  517-787-8600
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X          No
                                      ---------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of October 31, 1996 was 7,818,370.


                               SPARTON CORPORATION
                                      INDEX

Financial Statements:                                                                         Page No.
                                                                                              -------
       Consolidated Condensed Balance Sheet - September 30 and June 30, 1996                    3

       Consolidated Condensed Statement of Operations - Three-Month Periods Ended
       September 30, 1996 and 1995                                                              4

       Consolidated Condensed Statement of Cash Flows - Three-Month Periods Ended
       September 30, 1996 and 1995                                                              5

       Notes to Consolidated Condensed Financial Statements                                     6

Management's Discussion and Analysis of Financial Condition and Results of Operations           9

Other Information and Signatures                                                               12




                      SPARTON CORPORATION AND SUBSIDIARIES
                Consolidated Condensed Balance Sheet (Unaudited)
                         September 30 and June 30, 1996

                                                                     September 30               June 30
                                                                     ------------             -----------
                                   Assets

Current assets:
  Cash                                                               $   1,038,800         $       718,363
  Income taxes recoverable                                                 403,520               2,300,000
  Accounts receivable                                                   18,614,968              18,805,122
  Inventories and costs on contracts in progress,
     less progress payments of $4,509,000 at
     September 30 ($4,535,000 at June 30)                               33,613,650              34,217,538
  Prepaid expenses                                                       2,820,589               2,840,189
  Current assets of discontinued automotive operations                  29,368,197              34,351,930
                                                                        ----------              ----------
          Total current assets                                          85,859,724              93,233,142

Miscellaneous receivables and other assets                               3,946,108               3,587,835

Property, plant and equipment - net                                     10,188,639               9,402,283
Noncurrent assets, principally property plant and
  equipment of discontinued automotive operations - net                 12,358,175              13,047,403
                                                                        ----------              ----------

          Total assets                                                $112,352,646            $119,270,663
                                                                      ============            ============

                     Liabilities and Shareowners' Equity

Current liabilities:
  Notes payable - due within one year                                $  31,472,726          $   33,594,225
  Accounts payable                                                      12,255,012              11,289,716
  Taxes on income                                                          206,826                 279,676
  Accrued liabilities                                                    5,276,916               6,127,877
  Current liabilities of discontinued automotive operations              7,577,055              12,000,855
                                                                         ---------              ----------
          Total current liabilities                                     56,788,535              63,292,349

Deferred income taxes                                                    1,961,500               1,961,500

Deferred compensation                                                    2,234,062               2,180,903

Long-term obligations, net of current maturities                             --                     75,000

Other liabilities of discontinued automotive operations                    209,632                 231,032

Shareowners' equity:
  Common stock - 7,811,370 shares outstanding after
      deducting 123,342 shares in treasury                               9,764,213               9,764,213
  Capital in excess of par value                                           403,067                 403,067
  Retained earnings                                                     40,991,637              41,362,599
                                                                        ----------              ----------
          Total shareowners' equity                                     51,158,917              51,529,879
                                                                        ----------              ----------

          Total liabilities and shareowners' equity                   $112,352,646            $119,270,663
                                                                      ============            ============

See accompanying notes.



                      SPARTON CORPORATION AND SUBSIDIARIES
           Consolidated Condensed Statement of Operations (Unaudited)
          For the Three-month Periods Ended September 30, 1996 and 1995

                                                                                      1996            1995
                                                                                     ------          -----
Net sales                                                                         $33,280,285     $17,862,015
Costs and expenses                                                                 33,315,983      20,093,163
                                                                                  -----------     -----------
                                                                                      (35,698)     (2,231,148)

Other income (expense):
  Interest                                                                           (407,662)       (202,276)
  Other - net                                                                          64,118         115,596
                                                                                 ------------     -----------

Loss from continuing operations before income tax credits                            (379,242)     (2,317,828)

Credits for income taxes                                                             (137,000)       (835,000)
                                                                                 ------------     -----------

Loss from continuing operations                                                      (242,242)     (1,482,828)

Loss from discontinued automotive operations,
  net of income tax credits of $72,000 and $667,000                                  (128,720)     (1,186,564)
                                                                                 ------------     -----------

Net loss                                                                         $   (370,962)    $(2,669,392)
                                                                                 ============     ===========


Information per share of common stock:
  Income (loss):
     Continuing operations                                                              $(.03)          $(.19)
     Discontinued operations                                                             (.02)           (.15)
                                                                                        -----           -----
                                                                                        $(.05)          $(.34)
                                                                                        =====           =====

  Dividends                                                                             $ -0-           $ -0-
                                                                                        ======          =====





See accompanying notes.


                      SPARTON CORPORATION AND SUBSIDIARIES
           Consolidated Condensed Statement of Cash Flows (Unaudited)
          For the Three-month Periods Ended September 30, 1996 and 1995

                                                                     1996                1995
                                                                 -----------          -----------
Cash flows provided (used) by operating activities:
  Loss from continuing operations                                $  (242,242)         $(1,482,828)
  Add non-cash items affecting continuing operations:
    Depreciation                                                     381,653              302,076
    Deferred compensation                                             53,159               49,828
                                                                 -----------          -----------
                                                                     192,570           (1,130,924)
  Add (deduct) changes in operating assets and liabilities:
    Income taxes recoverable                                       1,896,480               47,046
    Accounts payable                                                 965,296           (2,645,166)
    Inventories                                                      603,888             (549,495)
    Accounts receivable                                              190,154            4,630,364
    Taxes on income                                                  (72,850)            (278,376)
    Other, principally accrued liabilities                          (831,361)            (634,914)
                                                                 -----------          -----------
  Net cash provided (used) by continuing operations                2,944,177             (561,465)
  Cash flow provided by discontinued operations                    1,236,451            1,759,909
                                                                 -----------          -----------
                                                                   4,180,628            1,198,444

Cash flows provided (used) by investing activities:
  Purchases of property, plant and equipment - net                (1,168,009)          (1,806,253)
  Noncurrent other assets                                           (358,273)              (5,987)
  Discontinued operations, principally purchases of automotive
     property, plant and equipment - net                            (116,139)            (495,603)
                                                                 -----------          -----------
                                                                  (1,642,421)          (2,307,843)

Cash flows provided (used) by financing activities:
  (Decrease) increase in notes payable                            (2,121,499)             927,779
  Changes in long-term obligations                                   (75,000)             (75,000)
  Discontinued operations, changes in long-term obligations          (21,271)             (21,145)
                                                                 -----------          -----------
                                                                  (2,217,770)             831,634
                                                                 -----------          -----------

Increase (decrease) in cash and cash equivalents                     320,437             (277,765)

Cash and cash equivalents at beginning of period                     718,363              873,783
                                                                 -----------          -----------

Cash and cash equivalents at end of period                       $ 1,038,800          $   596,018
                                                                 ===========          ===========

Cash paid (refunded) during the period for:

  Interest                                                       $   699,000          $   400,000
                                                                 ===========          ===========

  Income taxes                                                   $(2,053,000)         $(1,503,000)
                                                                 ===========          ===========


See accompanying notes.

                      SPARTON CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         1) The accompanying consolidated condensed balance sheet at September 30, 1996, and the related consolidated condensed statements of operations and cash flows for the three-month periods ended September 30, 1996 and 1995 are unaudited, but include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of such financial statements. The results of operations for the three-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full fiscal year.

         2) Earnings per share are computed using the weighted average number of shares outstanding of 7,811,370 in both 1996 and 1995.

         3) In August 1996, the Company formalized its plan to offer for sale its automotive operations. Accordingly, these operating results have been reclassified and reported as discontinued operations. In October 1996, the Company completed a definitive purchase agreement to sell substantially all of the operations and assets of the Sparton Engineered Products, Inc.-KPI Group
(KPI) business unit for $80.5 million in cash. The sale is subject to shareowner approval and is expected to be completed by the end of the second quarter. The Company intends to use the KPI sale proceeds to both eliminate short-term bank borrowings and provide working capital for its expanding electronic contract manufacturing business.

            The remaining discontinued automotive operations unit, Sparton Engineered Products, Inc.-Flora Group (Flora), is actively being offered for sale and the Company expects that the Flora sale will be completed sometime in fiscal 1997.

            Management does not anticipate a loss on the sale of the discontinued automotive operations.

            Operating results of discontinued automotive operations are as follows for the three months ended September 30, 1996 and 1995:

                                                  1996                 1995
                                               -----------          ----------
Revenues                                      $ 30,461,930         $ 26,707,933
                                              ============         ============

Loss before income taxes                      $   (200,720)        $ (1,853,564)

Income tax credits                                 (72,000)            (667,000)
                                              ------------         ------------

Net loss                                      $   (128,720)        $ (1,186,564)
                                              ============         ============


            Corporate office expenses and interest costs, historically allocated and charged to the automotive operations, were reversed and allocated back to continuing operations as these expenses were not considered to be directly attributable to discontinued operations. Expenses allocated back to continuing operations for the respective three-month periods ended September 30 were $569,535 in 1996 and $486,565 in 1995.

Interest on borrowings under the Company's general credit facilities was then allocated back to discontinued operations based on the ratio of net assets of discontinued automotive operations to total net assets of the Company plus existing debt under the Company's general credit facilities. Interest expense allocated back to discontinued automotive operations for the respective three-month periods ended September 30 were $286,821 in 1996 and $183,746 in 1995.

            Assets and liabilities of discontinued automotive operations are as follows at September 30 and June 30, 1996:

                                                  September 30         June 30
                                                  ------------       -----------
Current assets:
    Cash                                           $   196,627       $    21,841
    Accounts receivable                             19,660,617        21,528,650
    Inventories                                      8,660,289        12,423,376
    Prepaid expenses                                   850,664           378,063
                                                   -----------       -----------
                                                   $29,368,197       $34,351,930
                                                   ===========       ===========

Property, plant and equipment - net                $12,358,175       $13,047,403
                                                   ===========       ===========

Current liabilities:
    Accounts payable                               $ 5,381,747       $ 9,836,617
    Accrued liabilities                              2,195,308         2,164,238
                                                   -----------       -----------
                                                   $ 7,577,055       $12,000,855
                                                   ===========       ===========

Long-term obligations, net of current maturities   $   209,632       $   231,032
                                                   ===========       ===========


            4) Various litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are non-routine. The Company and its subsidiaries are also involved in certain compliance issues with the United States Environmental Protection Agency and various state agencies, including being named as a potentially responsible party at several sites. Potentially responsible parties (PRP's) can be held jointly and severally liable for the cleanup costs at any specific site. The Company's past experience, however, has indicated that when it has contributed only relatively small amounts of materials or waste to a specific site relative to other PRP's, its ultimate share of any cleanup costs has been minor. Based upon available information, the Company believes it has contributed only small amounts to those sites in which it is currently viewed a potentially responsible party.

            One of Sparton's facilities located in New Mexico has been the subject of ongoing investigations with the United States Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). To date, this work has involved, among other things, on-site and off-site investigations of environmental impacts, negotiation and execution of an Administrative Order on Consent (AOC) with EPA and the installation of some on-site groundwater recovery wells and air stripping equipment. A remedial investigation called for in the AOC has been completed and approved. In May 1996, Sparton submitted to EPA a final Corrective Measures Study, based upon the results of its investigation, as required in the AOC. In June 1996, EPA issued its final decision selecting remedies for corrective action at the site. EPA estimated that the present value cost of its remedies would range from between $15,000,000 and $26,400,000 based on a 30-year time frame. In Sparton's judgment, the remedies proposed by EPA are either unnecessary or technically impractical. Sparton is vigorously challenging EPA's remedy selection and has filed suit in Federal District Court in Dallas asserting that EPA's decision on remedy selection violates the AOC. In September 1996, EPA issued an Initial Administrative

Order under RCRA ordering Sparton to implement their selected remedy for corrective action. Sparton is vigorously contesting this action and does not believe that EPA has the authority to issue such an order. Sparton is currently negotiating with other involved regulatory agencies for alternative remedies that Sparton believes would protect public health and the environment with estimated costs ranging from $500,000 to $1,000,000. These negotiations have not yet been completed. Successful resolution of these negotiations and Sparton's litigation with EPA may be difficult, given the simultaneous involvement of local, state and federal governmental agencies. To date, Sparton has incurred approximately $6,300,000 since this contamination problem was first identified in the early 1980's. $3,000,000 of this amount has been recovered from insurance companies. A reserve was initiated in 1991 to cover the then estimated future minimum costs. For the three months ended September 30, 1996 and 1995, Sparton incurred costs of $362,000 and $27,000 respectively, which were charged to operations in 1996 and against this reserve in 1995. At September 30, 1996, the remaining reserve to cover future minimum costs totaled $444,000. If a remedy is imposed on Sparton, other than the one it has proposed, the ultimate cleanup costs may significantly increase. There is no assurance that additional costs greater than the amount reserved will not be incurred or that significant changes in environmental laws or their interpretation will not require that additional amounts be spent.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant events affecting the Company's earnings and financial condition during the periods included in the accompanying financial statements. The Company's continuing operations are in one line of business, the design, development and/or manufacture of electronic parts and assemblies for both government and commercial customers worldwide. In August 1996, the Company formalized its plan to offer for sale its automotive operations. Accordingly, these operations, formerly classified as the Automotive and Industrial Products segment, have been reclassified and reported as discontinued operations.

RESULTS OF OPERATIONS
---------------------

Sales for the three-month period ended September 30, 1996 were $33,280,000, an increase of $15,418,000 (86%) over the low revenue levels of the corresponding period last year. Sales more than doubled at Sparton Electronics and both commercial and defense areas were within management's expectations. Revenues increased 50% at Sparton Technology, primarily due to significant foreign and proprietary product revenues to the worldwide telecommunications industry as well as sustained sales of border protection devices to the U.S. Immigration and Naturalization Service. Sales at the Canadian unit were the same as last year as it continues to develop a new commercial sales base.

An operating loss of $36,000 was reported for the three months ended September 30, 1996 compared to an operating loss of $2,231,000 last year. These 1996 operating results were consistent with expectations. Sparton Electronics had a small operating profit compared to an operating loss of $1,319,000 last year. These significantly improved operating results were primarily due to higher sales volume, stringent internal cost controls, and greater proficiency in the management of the Electronic Contract Manufacturing (ECM) multiple product mix. Sparton Technology operated at a profit for the three-month period compared to a loss last year primarily due to higher sales volume and a favorable product mix. The year long delay in a contract for emergency warning radios has been resolved with product shipments expected to start either late in the second quarter or early in the third quarter. The Canadian unit incurred a slightly larger operating loss for the current period compared to the operating loss last year, due to low sales volume.

In August 1996, the Company formalized its plans to sell its automotive operations and, accordingly, reclassified and reported operating results as discontinued operations. As detailed in Note 3 to the financial statements, the Company has accepted an offer to sell substantially all of the assets of the Sparton Engineered Products, Inc. - KPI Group (KPI) business unit for $80,500,000 in cash. The sale is subject to shareowner approval at the Annual Meeting and is expected to be completed in December 1996. The Company intends to use KPI sale proceeds to both reduce debt and provide working capital for its expanding ECM business. The remaining discontinued automotive operations unit, Sparton Engineered Products, Inc. - Flora Group (Flora), is actively being offered for sale and the Company expects that the Flora sale will be completed sometime in fiscal 1997. Management does not anticipate a loss on the sale of the discontinued automotive operations.

Interest expense increased $205,000 to $408,000 due to higher average borrowings and higher borrowing costs. Other Income decreased $52,000 to $64,000. After an annualized provision for applicable income taxes, the Company incurred a loss from continuing operations of $242,000 ($.03 per share) for the three-month period ended September 30, 1996 compared to a loss of $1,483,000 ($.19 per share) for the corresponding period last year. A loss of $129,000 ($.02 per share) from discontinued automotive operations was incurred for the three-month period ended September 30, 1996 compared to a loss of $1,186,000 ($.15 per share) for the same period last year. The Company's net loss was $371,000 ($.05 per share) for the three-month period ended September 30, 1996 compared to a net loss of $2,669,000 ($.34 per share) for the corresponding period last year.

FINANCIAL POSITION
------------------

For the three-month period ended September 30, 1996, Cash and Cash Equivalents increased $320,000 to $1,039,000. Operating activities provided $4,181,000 in net cash flows. Principal sources of cash flows from operating activities included decreases in recoverable income taxes and inventories, increases in accounts payable, and cash flows provided by discontinued operations. The principal use of cash flows from operating activities was a reduction in accrued liabilities. Cash flows used for investing activities were $1,642,000, primarily for the purchase of equipment within the Company's ECM business operations. The Company will continue to strategically invest in additional property, plant and equipment to accommodate growth in the ECM business.

Cash flows from financing activities were $2,218,000, primarily for the reduction of short-term borrowings. The Company has a one year secured formal credit facility (the Agreement) with a group of three banks which provides borrowings of up to $36,000,000 through October 1996. In October 1996, the Agreement was extended through January 1997 under the same terms and conditions. As detailed in Note 3 to these financial statements, it is the Company's intention to use cash proceeds from the sale of discontinued automotive operations to both reduce debt and provide working capital for its ECM business. No dividends were declared in either period presented. At September 30, 1996, the Company had $51,159,000 ($6.55 per share) of recorded shareowners' equity, $29,071,000 of working capital, and a 1.51:1.00 working capital ratio.

OTHER
-----

Various litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are non-routine. The Company and its subsidiaries are also involved in certain compliance issues with the United States Environmental Protection Agency and various state agencies, including being named as a potentially responsible party at several sites. Potentially responsible parties (PRP's) can be held jointly and severally liable for the cleanup costs at any specific site. The Company's past experience, however, has indicated that when it has contributed only relatively small amounts of materials or waste to a specific site relative to other PRP's, its ultimate share of any cleanup costs has been minor. Based upon available information, the Company believes it has contributed only small amounts to those sites in which it is currently viewed a potentially responsible party.

One of Sparton's facilities located in New Mexico has been the subject of ongoing investigations with the United States Environmental Protection Agency
(EPA) under the Resource Conservation and Recovery Act (RCRA). To date, this work has involved, among other things, on-site and off-site investigations of environmental impacts, negotiation and execution of an Administrative Order on Consent (AOC) with EPA and the installation of some on-site groundwater recovery wells and air stripping equipment. A remedial investigation called for in the AOC has been completed and approved. In May 1996, Sparton submitted to EPA a final Corrective Measures Study, based upon the results of its investigation, as required in the AOC. In June 1996, EPA issued its final decision selecting remedies for corrective action at the site. EPA estimated that the present value cost of its remedies would range from between $15,000,000 and $26,400,000 based on a 30-year time frame. In Sparton's judgment, the remedies proposed by EPA are either unnecessary or technically impractical. Sparton is vigorously challenging EPA's remedy selection and has filed suit in Federal District Court in Dallas asserting that EPA's decision on remedy selection violates the AOC. In September 1996, EPA issued an Initial Administrative Order under RCRA ordering Sparton to implement their selected remedy for corrective action. Sparton is vigorously contesting this action and does not believe that EPA has the authority to issue such an order. Sparton is currently negotiating with other involved regulatory agencies for alternative remedies that Sparton believes would protect public health and the environment with estimated costs ranging from $500,000 to $1,000,000. These negotiations have not yet been completed. Successful resolution of these negotiations and Sparton's litigation with EPA may be difficult, given the simultaneous involvement of local, state and federal governmental agencies. To date, Sparton has incurred approximately $6,300,000 since this contamination problem was first identified in the early 1980's. $3,000,000 of this amount has been recovered from insurance companies. A reserve was initiated in 1991 to cover the then estimated future minimum costs. For the three months ended September 30, 1996 and 1995, Sparton incurred costs of $362,000 and $27,000 respectively, which were charged to operations in 1996 and against this reserve in 1995. At September 30, 1996, the remaining reserve to cover future minimum costs totaled $444,000. If a remedy is imposed on Sparton, other than the one it has proposed, the ultimate cleanup costs may significantly increase. There is no assurance that additional costs greater than the amount reserved will not be incurred or that significant changes in environmental laws or their interpretation will not require that additional amounts be spent.

The Company's sales of sonobuoys, principally to the U.S. Navy, have declined dramatically over the past several years from a high point of $151,024,000 in fiscal 1992 to a level of $35,589,000 in fiscal 1996. In anticipation of this decline, the Company has been developing commercial electronics opportunities which will utilize its existing technological and manufacturing capabilities, largely in the U.S. and Canadian ECM markets. The Company's experience to date indicates that significant commercial opportunities exist, and the Company appears to be starting to realize some of these opportunities. Because of the many new customers and markets involved, however, management continues to be challenged in its attempts to forecast near-term sales. In addition, ECM product margins will be less than those historically earned with sonobuoy products and will be adversely impacted in the near term by multiple program start-up costs as the Company expands in this new market area. As with any change of this magnitude, unanticipated problems can be reasonably expected to occur. Investors should be aware of this uncertainty and make their own independent evaluation.

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

(b)  Reports on Form 8-K filed in the First Quarter of Fiscal 1997:  None

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SPARTON CORPORATION
                                 -------------------
                                 Registrant

Date:  November 12, 1996         /s/  John J. Smith
       -----------------         ---------------------------------------------
                                 John J. Smith, Chairman of the Board and Chief
                                 Executive Officer

Date:  November 12, 1996         /s/  Richard Langley
       -----------------         ---------------------------------------------
                                 Richard Langley, Vice President/Treasurer and
                                 Principal Financial Officer