Form 10-Q
period 1996-12-31
SPARTON CORP
filed 1997-02-13
CIK 92679

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 1-1000

                               SPARTON CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Ohio                                       38-1054690
        -------------------------------                     -------------------
        (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                      Identification No.)

  2400 East Ganson Street, Jackson, Michigan                        49202
  ------------------------------------------                      ---------
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
Yes    X         No
   ----------      ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of January 31, 1997 was 7,818,090.



                               SPARTON CORPORATION
                                      INDEX

Financial Statements:                                                                          Page No.
---------------------                                                                          --------
         Condensed Consolidated Balance Sheet - December 31 and June 30, 1996                      3

         Condensed Consolidated Statement of Operations - Three-month and Six-month
         Periods ended December 31, 1996 and 1995                                                  4

         Condensed Consolidated Statement of Cash Flows - Six-month Periods ended
         December 31, 1996 and 1995                                                                5

         Notes to Condensed Consolidated Financial Statements                                      7

Management's Discussion and Analysis of Financial Condition and Results of Operations              9

Other Information and Signatures                                                                  13





                      SPARTON CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Balance Sheet (Unaudited)
                          December 31 and June 30, 1996

                                                                      December 31                 June 30
                                                                    ----------------          -----------------
                                  Assets
Current assets:
  Cash and cash equivalents                                             $46,364,192                   $718,363
  Income taxes recoverable                                                   25,779                  2,300,000
  Accounts receivable                                                    19,124,576                 18,805,122
  Inventories and costs on contracts in progress,
     less progress payments of $8,028,000 at December 31
     ($4,535,000 at June 30)                                             29,532,937                 34,217,538
  Prepaid expenses                                                        3,232,813                  2,840,189
  Current assets of discontinued automotive operations                    8,263,094                 34,351,930
                                                                    ----------------          -----------------
          Total current assets                                          106,543,391                 93,233,142

Miscellaneous receivables and other assets                                3,949,108                  3,587,835

Property, plant and equipment - net                                      11,194,877                  9,402,283
Noncurrent assets, principally property plant and
  equipment of discontinued automotive operations - net                   4,300,467                 13,047,403
                                                                    ----------------          -----------------

          Total assets                                                 $125,987,843               $119,270,663
                                                                    ================          =================

                   Liabilities and Shareowners' Equity
Current liabilities:
  Notes payable - due within one year                                   $     --                   $33,594,225
  Accounts payable                                                        8,260,372                 11,289,716
  Taxes on income                                                        18,283,604                    279,676
  Accrued liabilities                                                    12,689,328                  6,127,877
  Current liabilities of discontinued automotive operations               1,897,265                 12,000,855
                                                                    ----------------          -----------------
          Total current liabilities                                      41,130,569                 63,292,349

Deferred income taxes                                                     1,961,500                  1,961,500

Deferred compensation                                                         --                     2,180,903

Long-term obligations, net of current maturities                              --                        75,000

Other liabilities of discontinued automotive operations                     188,147                    231,032

Shareowners' equity:
  Common stock - 7,818,370 shares outstanding at December 31
      (7,811,370 at June 30) after deducting 116,342 shares at
      December 31 (123,370 at June 30) in treasury                        9,772,963                  9,764,213
  Capital in excess of par value                                            440,694                    403,067
  Retained earnings                                                      72,493,970                 41,362,599
                                                                    ----------------          -----------------
          Total shareowners' equity                                      82,707,627                 51,529,879
                                                                    ----------------          -----------------

          Total liabilities and shareowners' equity                    $125,987,843               $119,270,663
                                                                    ================          =================


See accompanying notes.



                      SPARTON CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statement of Operations (Unaudited)
   For the Three-month and Six-month Periods ended December 31, 1996 and 1995

                                                               Three-month Periods                      Six-month Periods
                                                        -----------------------------------    ------------------------------------
                                                             1996                1995               1996                1995
                                                        ----------------    ----------------   ----------------    ----------------

Net sales                                                   $32,875,199         $23,598,769        $66,155,484         $41,460,784
Costs and expenses                                           32,678,780          24,415,472         65,994,763          44,508,635
                                                        ----------------    ----------------   ----------------    ----------------
                                                                196,419            (816,703)           160,721          (3,047,851)
Other income (expense):
   Interest                                                    (473,422)           (384,667)          (881,084)           (586,943)
   Other - net                                                  134,979              82,259            199,097             197,855
                                                        ----------------    ----------------   ----------------    ----------------

Loss from continuing operations
   before income tax credits                                   (142,024)         (1,119,111)          (521,266)         (3,436,939)

Credit for income taxes                                         (57,000)           (402,000)          (194,000)         (1,237,000)
                                                        ----------------    ----------------   ----------------    ----------------

Loss from continuing operations                                 (85,024)           (717,111)          (327,266)         (2,199,939)

Discontinued operations:
   Loss from discontinued automotive
     operations, net of applicable income taxes
     credits                                                        --             (420,864)          (128,720)         (1,607,428)
   Gain on sale of discontinued automotive
     operations, including provision of $3,491,000
     for operating losses of operations not sold as
     of December 31, 1996, net of applicable
     income taxes of $18,551,000                             31,587,357                 --          31,587,357                 --
                                                        ----------------    ----------------   ----------------    ----------------

                                                             31,587,357           (420,864)         31,458,637          (1,607,428)
                                                        ----------------    ----------------   ----------------    ----------------

Net income (loss)                                           $31,502,333        $(1,137,975)        $31,131,371         $(3,807,367)
                                                        ================    ================   ================    ================

Information per share of common stock:
   Continuing operations                                         ($0.01)            ($0.09)             ($0.04)             ($0.28)
   Discontinued operations                                         4.04              (0.06)               4.02               (0.21)
                                                        ----------------    ----------------   ----------------    ----------------
   Net income (loss)                                              $4.03             ($0.15)              $3.98              ($0.49)
                                                        ================    ================   ================    ================
   Dividends                                                      $ -0-              $ -0-               $ -0-               $ -0-
                                                        ================    ================   ================    ================


See accompanying notes.



                      SPARTON CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statement of Cash Flows (Unaudited)
           For the Six-month Periods ended December 31, 1996 and 1995

                                                                                       1996                      1995
                                                                                  ---------------           ----------------

Cash flows provided (used) by operating activities:
  Loss from continuing operations                                                      $(327,266)               $(2,199,939)
  Add non-cash items affecting continuing operations:
   Depreciation                                                                          774,433                    563,719
   Deferred compensation                                                                 107,615                    100,488
                                                                                  ---------------           ----------------
                                                                                         554,782                 (1,535,732)
  Add (deduct) changes in operating assets and liabilities:
   Inventories                                                                         4,684,601                 (3,249,556)
   Income taxes recoverable                                                            2,274,221                   (729,937)
   Other                                                                                 809,754                    395,189
   Accounts receivable                                                                  (319,454)                 7,860,218
   Taxes on income                                                                      (547,377)                  (160,393)
   Deferred compensation                                                              (2,288,518)                      ---
   Accounts payable                                                                   (3,029,344)                (3,728,073)
                                                                                  ---------------           ----------------
  Net cash provided (used) by continuing operations                                    2,138,665                 (1,148,284)
  Cash flow provided by discontinued operations                                        1,140,499                    283,955
                                                                                  ---------------           ----------------
                                                                                       3,279,164                   (864,329)
Cash flows provided (used) by investing activities:
  Proceeds from sale of discontinued operations                                       78,829,062                       ---
  Purchases of property, plant and equipment-net                                      (2,222,062)                (1,962,072)
  Noncurrent other assets                                                               (361,273)                   (15,207)
  Discontinued operations, principally purchases of property,
   plant and equipment-net                                                              (213,329)                  (796,090)
                                                                                  ---------------           ----------------
                                                                                      76,032,398                 (2,773,369)
Cash flows provided (used) by financing activities:

  (Decrease) increase in notes payable                                               (33,594,225)                 3,958,982
  Decrease in long-term obligations                                                      (75,000)                   (75,000)
  Discontinued operations, changes in long-term obligations                              (42,885)                   (42,457)
  Proceeds from exercise of stock options                                                 46,377                       ---
                                                                                  ---------------           ----------------
                                                                                    (33,665,733)                  3,841,525
                                                                                  ---------------           ----------------

Increase in cash and cash equivalents                                                 45,645,829                    203,827

Cash and cash equivalents at beginning of period                                         718,363                    873,783
                                                                                  ---------------           ----------------

Cash and cash equivalents at end of period                                           $46,364,192                 $1,077,610
                                                                                  ===============           ================


See accompanying notes.



                                            SPARTON CORPORATION AND SUBSIDIARIES
                           Condensed Consolidated Statement of Cash Flows (Unaudited) - Continued
                                 For the Six-month Periods ended December 31, 1996 and 1995

                                                                                       1996                      1995
                                                                                  ---------------           ----------------

Supplemental disclosures of cash flow information:

Cash paid (refunded) during the period for:

  Interest                                                                           $ 1,284,000                $ 1,112,000
                                                                                  ===============           ================
  Income taxes                                                                       $(2,009,000)               $(1,483,000)
                                                                                  ===============           ================

Supplemental schedule of noncash investing activities:

  The Company had noncash transactions relating to the sale of discontinued automotive operations as follows:

     Income tax liabilities                                                          $18,551,000
     Provision for operating losses of operations not yet sold as of
        December 31,1996                                                               3,250,000
     Other assets and liabilities                                                      1,764,000
                                                                                  ---------------
                                                                                     $23,565,000
                                                                                  ===============








See accompanying notes.

                      SPARTON CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         1) The accompanying condensed consolidated balance sheet at December 31, 1996, and the related condensed consolidated statements of operations for the three-month and six-month periods ended December 31, 1996 and 1995 and cash flows for the six-month periods ended December 31, 1996 and 1995 are unaudited, but include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of such financial statements. The results of operations for the six-month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the full fiscal year.

         2) Earnings per share are computed using the weighted average number of shares outstanding. For the three-month periods, average shares outstanding were 7,818,142 in 1996 and 7,811,370 in 1995; for the six-month periods, 7,814,756 in
1996 and 7,811,370 in 1995.

         3) Cash and cash equivalents consist of demand deposits and other highly liquid investments with an original maturity of less than three months. The carrying amount of the investments approximated fair value due to their short duration.

         4) In August 1996, the Company formalized its plan to offer for sale its automotive operations. Accordingly, these operating results have been reclassified and reported as discontinued operations. In December 1996, the Company sold substantially all of the net assets and operations of the Sparton Engineered Products, Inc.-KPI Group (KPI) business unit. The KPI business , which included the former Sparton Engineered Products, Inc.-Lake Odessa Group, comprised approximately 80% of the automotive operations of the Company. This sale did not include the net assets and operations of the remaining automotive unit, Sparton Engineered Products, Inc.-Flora Group (Flora). Flora is actively being offered for sale and the Company expects the sale will be completed in fiscal 1997.

               In consideration for the assets and operations of the KPI unit, the Company received approximately $80,500,000 in cash and retained ownership of certain assets totaling $345,000 as well as certain liabilities totaling $550,000. The Company used a portion of the KPI sale proceeds to eliminate short-term bank borrowings and cancelled its formal credit facility. Remaining proceeds from the sale of discontinued automotive operations are intended to be used by the Company for working capital purposes and for expanding its electronic contract manufacturing business.

               Operating results of discontinued automotive operations are as follows for the three-month period ended December 31, 1995 and the six-month periods ended December 31, 1996 and 1995. Operating results for discontinued operations for the six-month period ended December 31, 1996 are classified as such through August 1996, the date the Company formalized its plan to offer for sale its automotive operations.

                                               Three-month
                                                 Period                      Six-month Periods
                                            ------------------    -----------------------------------------
                                                  1995                  1996                   1995
                                            ------------------    ------------------     ------------------

Revenues                                    $   29,014,248        $   30,461,930         $   55,722,181
                                            ==================    ==================     ==================

Loss before income taxes                    $     (657,864)       $     (200,720)        $   (2,511,428)

Income tax credits                                (237,000)              (72,000)              (904,000)
                                            ------------------    ------------------     ------------------

Net loss                                    $     (420,864)       $     (128,720)        $   (1,607,428)
                                            ==================    ==================     ==================

         5) Various litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are non-routine. The Company and its subsidiaries are also involved in certain compliance issues with the United States Environmental Protection Agency (EPA) and various state agencies, including being named as a potentially responsible party at several sites. Potentially responsible parties (PRP's) can be held jointly and severally liable for the cleanup costs at any specific site. The Company's past experience, however, has indicated that when it has contributed only relatively small amounts of materials or waste to a specific site relative to other PRP's, its ultimate share of any cleanup costs has been minor. Based upon available information, the Company believes it has contributed only small amounts to those sites in which it is currently viewed a potentially responsible party. Environmental compliance issues involving either the discontinued oil and gas operations, which were sold in fiscal 1991, or the discontinued automotive operations, are not material.

               One of Sparton's facilities located in New Mexico has been the subject of ongoing investigations with the EPA under the Resource Conservation and Recovery Act (RCRA). This EPA compliance issue is related to continuing operations, but involves a now idle facility. To date, this work has involved, among other things, on-site and off-site investigations of environmental impacts, negotiation and execution of an Administrative Order on Consent (AOC) with EPA and the installation of some on-site groundwater recovery wells and air stripping equipment. A remedial investigation called for in the AOC has been completed and approved. In May 1996, Sparton submitted to EPA a final Corrective Measures Study, based upon the results of its investigation, as required in the AOC. In June 1996, EPA issued its final decision selecting remedies for corrective action at the site. EPA estimated that the present value cost of its remedies would range from between $15,000,000 and $26,400,000 based on a 30-year time frame. In Sparton's judgment, the remedies proposed by EPA are either unnecessary or technically impractical. Sparton is vigorously challenging EPA's remedy selection and has filed suit in Federal District Court in Dallas asserting that EPA's decision on remedy selection violates the AOC. In September 1996, EPA issued an Initial Administrative Order under RCRA ordering Sparton to implement their selected remedy for corrective action. Sparton is vigorously contesting this action and does not believe that EPA has the authority to issue such an order. Sparton is currently negotiating with other involved regulatory agencies for alternative remedies that Sparton believes would protect public health and the environment with estimated costs ranging from $500,000 to $1,000,000. These negotiations have not yet been completed. Successful resolution of these negotiations and Sparton's litigation with EPA may be difficult, given the simultaneous involvement of local, state and federal governmental agencies. To date, Sparton has incurred approximately $6,400,000 since this contamination problem was first identified in the early 1980's. $3,000,000 of this amount has been recovered from insurance companies. A reserve was initiated in 1991 to cover the then estimated future minimum costs. For the six months ended December 31, 1996 and 1995, Sparton incurred costs of $506,000 and $99,000 respectively. At December 31, 1996, the remaining reserve to cover future minimum costs totaled $444,000. If a remedy is imposed on Sparton, other than the one it has proposed, the ultimate cleanup costs may significantly increase. There is no assurance that additional costs greater than the amount reserved will not be incurred or that significant changes in environmental laws or their interpretation will not require that additional amounts be spent.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant events affecting the Company's earnings and financial condition during the periods included in the accompanying financial statements. The Company's continuing operations are in one line of business, the design, development and/or manufacture and sale of electronic parts and assemblies for both government and commercial customers worldwide. In August 1996, the Company formalized its plan to offer for sale its automotive operations. Accordingly, these operations, formerly classified as the Automotive and Industrial Products segment, have been reclassified and reported as discontinued operations.

RESULTS OF OPERATIONS
---------------------

Six-Month Periods
-----------------

Sales for the six-month period ended December 31, 1996 were $66,155,000, an increase of $24,695,000 (60%) over the low revenue levels of the corresponding period last year. Revenues increased $23,503,000 at Sparton Electronics compared to the same period last year. Commercial and defense revenues both increased and were consistent with the levels anticipated. Sales increased 16% at Sparton Technology, primarily due to significant foreign and proprietary product revenues to the worldwide telecommunications industry as well as sustained sales of border protection devices to the U.S. Immigration and Naturalization Service
(INS). This particular portion of the INS contract was substantially completed by the end of December. Higher revenues were reported by the Canadian unit, which continues to make progress in developing a new commercial sales base to offset declining government defense sales.

Operating income of $161,000 was reported for the six months ended December 31, 1996 compared to an operating loss of $3,048,000 last year. These current operating results were consistent with expectations. Sparton Electronics had a small operating profit compared to an operating loss of $1,956,000 last year. These significantly improved operating results were primarily due to higher sales volume, improved internal cost controls and greater proficiency in the management of the Electronic Contract Manufacturing (ECM) multiple product mix. Sparton Technology operated at a higher profit for the current six-month period primarily due to increased sales volume and a favorable product mix. The Canadian unit incurred an operating loss for the current six-month period similar to the operating loss of last year. Underutilized manufacturing capacity was the primary reason for this loss.

Interest expense increased by $294,000 to $881,000 due to higher average borrowings and higher current period borrowing costs. Other Income was $199,000 for the current period compared to $198,000 last year. After an annualized provision for applicable income taxes, the Company incurred a loss from continuing operations of $327,000 ($.04 per share) for the six-month period ended December 31, 1996 compared to a loss from continuing operations of $2,200,000 ($.28 per share) for the corresponding period last year.

In August 1996, the Company formalized its plans to sell its automotive operations, and accordingly reclassified and reported operating results as discontinued operations. Operating results for discontinued operations for the six-month period ended December 31, 1996 are classified as such through August 1996, the date the Company formalized it plan to offer for sale its automotive operations. After provision for applicable income taxes, the Company reported a loss from discontinued automotive operations for the six-month period ended December 31, 1996 of $129,000 compared to a loss of $1,607,000 last year. As detailed in Note 4 to the financial statements, in December 1996, the Company sold substantially all of the net assets and operations of the Sparton Engineered Products, Inc-KPI Group (KPI) business unit for $80,500,000 in cash and retained ownership of certain assets totaling $345,000 as well as certain liabilities totaling $550,000. The KPI sale included the former Sparton Engineered Products, Inc.-Lake Odessa Group. This sale did not include the net assets and operations of the remaining automotive unit, Sparton Engineered Products, Inc. Flora Group (Flora). Flora is actively offered for sale and the Company expects that this transaction should be completed within fiscal 1997. After provision for applicable income taxes, the Company reported a gain on sale of discontinued automotive operations of $31,587,000 in December. Included in this gain is a charge of $3,491,000 for the estimated operating losses and other costs associated with the Flora operations which were not sold as of December 31, 1996. This charge represents the Company's best estimate of the operating losses and other costs expected to be incurred by Flora through June 1997. The amounts that the Company will ultimately incur could differ materially from the charge recorded. The Company is currently negotiating the sale of the Flora operations; however, no definitive sales agreement has been concluded at this time. After provision for applicable income taxes, the Company reported a gain from discontinued operations of $31,459,000 ($4.02 per share) for the six-month period ended December 31, 1996 compared to a loss from discontinued operations of $1,607,000 ($.21 per share) for the corresponding period last year.

The Company reported net income of $31,131,000 ($ 3.98 per share) for the six-month period ended December 31, 1996 compared to a net loss of $3,807,000 ($.49 per share) for the same period last year.

Three-month Periods
-------------------

Sales for the three-month period ended December 31, 1996 were $ 32,875,000, an increase of $9,276,000 (39%) compared to last year. Revenues at Sparton Electronics were $9,053,000 (48%) higher this year due to increased sales in both the commercial and defense areas. These sales levels were within management's expectations. Revenues at Sparton Technology were down slightly compared to last year. As previously mentioned, the current portion of the contract for border protection devices to the INS has been substantially completed. Product shipments have commenced on a contract for emergency warning radios, the production of which had been delayed for more than one year. At the Canadian unit, revenues were up for the current three-month period compared to last year.

Operating income of $196,000 was reported for the three-month period ended December 31, 1996 compared to an operating loss of $817,000 for the same period last year. These current operating results were consistent with management's expectations. Sparton Electronics operated at a small profit for the current period compared to an operating loss of $637,000 last year. These favorable operating results were primarily due to the previously mentioned factors of higher sales volume, better cost controls and improved multiple contract production management. Sparton Technology's profit for the three-month period declined compared to last year. Sparton of Canada had an operating loss similar to the operating loss incurred last year due to the previously mentioned underutilized manufacturing capacity.

Interest expense increased by $89,000 to $473,000 due to higher average borrowings and higher current period borrowing costs. Other Income increased by $53,000 to $135,000 primarily due to higher investment income. After an annualized provision for applicable income taxes, the Company incurred a loss from continuing operations of $85,000 ($ .01 per share) for the three-month period ended December 31, 1996 compared to a loss from continuing operations of $717,000 ($.09 per share) for the same period last year.

As previously mentioned, the Company formalized it plans in August 1996 to sell its automotive operations, and accordingly reclassified and reported operating results as discontinued operations through August 1996. Operating results from discontinued operations after this date were therefor included as part of the gain on sale recorded. As detailed in Note 4 to the financial statements, the Company sold in December 1996 its KPI automotive business unit. This sale did not include the net assets and operations of the remaining Flora automotive unit which is actively offered for sale. The Company expects that this disposition should be completed in fiscal 1997. After provision for applicable income taxes, the Company reported a gain on sale of discontinued automotive operations of $31,587,000 in December. Included in this gain is a charge of $3,491,000 for the estimated operating losses and other costs of the Flora operations through the expected date of sale. The charge represents management's best estimate of the operating costs expected to be incurred by Flora through June 1997. The amounts that the Company will ultimately incur could differ materially from those recorded. After provision for applicable income taxes, the Company reported a gain from discontinued operations of $31,587,000 ($4.04 per share) for the three-month period ended December 31, 1996 compared to a loss from discontinued operations of $421,000 ($.06 per share) for the corresponding period last year.

The Company reported net income of $31,502,000 ($4.03 per share) for the three-month period ended December 31, 1996 compared to a net loss of $1,138,000 ($.15 per share) for the same period last year.

FINANCIAL POSITION
------------------

For the six-month period ended December 31, 1996, Cash and Cash Equivalents increased $45,646,000 to $46,364,000. Operating activities provided $3,279,000 in net cash flows. Principal sources of cash flows from operating activities included decreases in inventories, recoverable income taxes and discontinued operations. The principal uses of cash flows from operating activities were reductions in accounts payable and the pay-off of the Chief Executive Officer's contractual deferred compensation account. Cash flows provided by investing activities were $76,032,000, primarily from the proceeds of the previously discussed sale of the discontinued automotive KPI business unit, partially offset by the purchase of equipment within the Company's ECM business operations. The Company will continue to strategically invest in additional property, plant and equipment to accommodate growth in the ECM business.

Cash flows used by financing activities were $33,666,000, and were primarily used for the elimination of short-term bank borrowings. The Company used a portion of the KPI sale proceeds to pay-off these borrowings and canceled its formal credit facility. This formal line of credit, originally maturing in October 1996, was extended by the three banks for 90 days or until the KPI sale closed. The Company is currently negotiating with several lenders for an informal line of credit reflecting the more favorable financial position of the Company. Noncash transactions arising from the sale of discontinued automotive operations totaled $23,565,000, primarily relating to income tax accruals and liabilities for operating losses of operations not yet sold as of December 31, 1996.

At the present time, the Company plans on using the remaining proceeds from the KPI sale, after paying income taxes and other related costs of the sale, to provide working capital for its expanding ECM business. No dividends were declared in any of the periods presented. At December 31, 1996, the Company had $82,708,000 ($10.58 per share) of recorded shareowners' equity, $65,413,000 of working capital, and a 2.59:1.00 working capital ratio.

OTHER
-----

Various litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are non-routine. The Company and its subsidiaries are also involved in certain compliance issues with the United States Environmental Protection Agency (EPA) and various state agencies, including being named as a potentially responsible party at several sites. Potentially responsible parties (PRP's) can be held jointly and severally liable for the cleanup costs at any specific site. The Company's past experience, however, has indicated that when it has contributed only relatively small amounts of materials or waste to a specific site relative to other PRP's, its ultimate share of any cleanup costs has been minor. Based upon available information, the Company believes it has contributed only small amounts to those sites in which it is currently viewed a potentially responsible party. Environmental compliance issues involving either the discontinued oil and gas operations, which were sold in fiscal 1991, or the discontinued automotive operations, are not material.

One of Sparton's facilities located in New Mexico has been the subject of ongoing investigations with the EPA under the Resource Conservation and Recovery Act (RCRA). This EPA compliance issue is related to continuing operations, but invloves a now idle facility. To date, this work has involved, among other things, on-site and off-site investigations of environmental impacts, negotiation and execution of an Administrative Order on Consent (AOC) with EPA and the installation of some on-site groundwater recovery wells and air stripping equipment. A remedial investigation called for in the AOC has been completed and approved. In May 1996, Sparton submitted to EPA a final Corrective Measures Study, based upon the results of its investigation, as required in the AOC. In June 1996, EPA issued its final decision selecting remedies for corrective action at the site. EPA estimated that the present value cost of its remedies would range from between $15,000,000 and $26,400,000 based on a 30-year time frame. In Sparton's judgment, the remedies proposed by EPA are either unnecessary or technically impractical. Sparton is vigorously challenging EPA's remedy selection and has filed suit in Federal District Court in Dallas asserting that EPA's decision on remedy selection violates the AOC. In September 1996, EPA issued an Initial Administrative Order under RCRA ordering Sparton to implement their selected remedy for corrective action. Sparton is vigorously contesting this action and does not believe that EPA has the authority to issue such an order. Sparton is currently negotiating with other involved regulatory agencies for alternative remedies that Sparton believes would protect public health and the environment with estimated costs ranging from $500,000 to $1,000,000. These negotiations have not yet been completed. Successful resolution of these negotiations and Sparton's litigation with EPA may be difficult, given the simultaneous involvement of local, state and federal governmental agencies. To date, Sparton has incurred approximately $6,400,000 since this contamination problem was first identified in the early 1980's. $3,000,000 of this amount has been recovered from insurance companies. A reserve was initiated in 1991 to cover the then estimated future minimum costs. For the six months ended December 31, 1996 and 1995, Sparton incurred costs of $506,000 and $99,000 respectively. At December 31, 1996, the remaining reserve to cover future minimum costs totaled $444,000. If a remedy is imposed on Sparton, other than the one it has proposed, the ultimate cleanup costs may significantly increase. There is no assurance that additional costs greater than the amount reserved will not be incurred or that significant changes in environmental laws or their interpretation will not require that additional amounts be spent.

The Company's sales of sonobuoys, principally to the U.S. Navy, have declined dramatically over the past several years from a high point of $151,024,000 in fiscal 1992 to a level of $35,589,000 in fiscal 1996. The Company has been developing commercial electronics manufacturing opportunities which will utilize its existing technological and manufacturing capabilities, largely in the U.S. and Canadian ECM markets. The Company's experience to date indicates that significant commercial opportunities exist, and the Company is starting to realize some of these. Because of the many new customers and markets involved, however, management continues to be challenged in its attempts to forecast near-term sales. In addition, experience to date suggests that ECM product margins will be less than those historically earned with sonobuoy products and will be adversely impacted in the near term by multiple program start-up costs as the Company expands in this new market area. As with any change of this magnitude, unanticipated problems can be reasonably expected to occur. Investors should be aware of these uncertainties and make their own independent evaluation.

OTHER INFORMATION

PART II
-------

Item 6 - Exhibits and Reports on Form 10-K and 10-Q
---------------------------------------------------

(a)  Exhibits

    3 & 4 Instruments defining the rights of security holders have been previously filed as follows:

             Articles of Incorporation of the Registrant were filed on form 10-K for the year ended June 30, 1981 and an amendment thereto was filed on Form 10-Q for the three-month period ended December 31, 1983 and are incorporated herein by reference.

             By-laws of the Registrant were filed on Form 10-K for the year ended June 30, 1981 and are incorporated herein by reference.

             Code of Regulation of the Registrant was filed on Form 10-K for the year ended June 30, 1981 and an amendment thereto was filed on Form 10-Q for the three-month period ended December 31, 1982 and are incorporated herein by reference.

    27 Submitted to the Securities and Exchange Commission for its information.

(b)  Reports on Form 8-K filed in the Second Quarter of Fiscal 1997

             On December 5, 1996, the Company reported on Form 8-K that it had sold its Sparton Engineered Products, Inc.-KPI Group automotive business unit.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SPARTON CORPORATION
                                      -------------------
                                      Registrant

Date:   February 14, 1997             /s/  David W. Hockenbrocht
        --------------------          -----------------------------------------
                                      David W. Hockenbrocht, President

Date:   February 14, 1997             /s/  Richard Langley
        --------------------          -----------------------------------------
                                      Richard Langley, Vice President/Treasurer
                                      and Principal Financial Officer