Form 10-Q
period 1997-03-31
SPARTON CORP
filed 1997-05-13
CIK 92679

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 1-1000


                               SPARTON CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                        Ohio                               38-1054690
           ------------------------------              ------------------
           (State or other jurisdiction of             (I.R.S. Employer
           incorporation or organization)              Identification No.)


    2400 East Ganson Street, Jackson, Michigan                 49202
    ------------------------------------------              ----------
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

Yes     X         No
    --------         --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of April 30, 1997 was 7,818,090.

                               SPARTON CORPORATION
                                      INDEX

Financial Statements:                                                                   Page No.
                                                                                        -------
         Condensed Consolidated Balance Sheet - March 31, 1997 and June 30, 1996           3

         Condensed Consolidated Statement of Operations - Three-month and
         Nine-month Periods ended March 31, 1997 and 1996                                  4

         Condensed Consolidated Statement of Cash Flows - Nine-month Periods
         ended March 31, 1997 and 1996                                                     5

         Notes to Condensed Consolidated Financial Statements                              7

Management's Discussion and Analysis of Financial Condition and Results of
Operations                                                                                10

Other Information and Signatures                                                          14

                      SPARTON CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Balance Sheet (Unaudited)
                        March 31, 1997 and June 30, 1996

                                                                                      March 31               June 30
                                                                                    -------------          ------------
                                  ASSETS

Current assets:
  Cash and cash equivalents                                                         $   5,611,727          $     718,363
  Investment securities                                                                22,838,679                    -
  Income taxes recoverable                                                                    -                2,300,000
  Accounts receivable                                                                  21,411,254             18,805,122
  Inventories and costs on contracts in progress,
     less progress payments of $8,615,000 at March 31,1997
     ($4,535,000 at June 30, 1996)                                                     28,896,331             34,217,538
  Prepaid expenses                                                                      3,160,829              2,840,189
  Current assets of discontinued automotive operations                                  9,085,719             34,351,930
                                                                                     ------------          -------------
          Total current assets                                                         91,004,539             93,233,142

Miscellaneous receivables and other assets                                              3,946,747              3,587,835

Property, plant and equipment - net                                                    10,949,741              9,402,283

Noncurrent assets, principally property, plant and
  equipment of discontinued automotive operations - net                                 4,090,747             13,047,403
                                                                                     ------------          -------------

          Total assets                                                               $109,991,774           $119,270,663
                                                                                     ============          =============

                   LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
  Notes payable - due within one year                                                $        -            $  33,594,225
  Accounts payable                                                                      6,414,018             11,289,716
  Taxes on income                                                                       4,636,358                279,676
  Accrued liabilities                                                                  11,552,338              6,127,877
  Current liabilities of discontinued automotive operations                             2,173,247             12,000,855
                                                                                    -------------          -------------
          Total current liabilities                                                    24,775,961             63,292,349

Deferred income taxes                                                                   1,961,500              1,961,500

Deferred compensation                                                                         -                2,180,903

Long-term obligations, net of current maturities                                              -                   75,000

Other liabilities of discontinued automotive operations                                   166,618                231,032

Shareowners' equity:
  Common stock - 7,818,090 shares outstanding at March 31, 1997
      (7,811,370 at June 30,1996) after deducting 116,622 shares at
      March 31, 1997 (123,342 at June 30, 1996) in treasury                             9,772,612              9,764,213
  Capital in excess of par value                                                          440,677                403,067
  Retained earnings                                                                    72,874,406             41,362,599
                                                                                    -------------          -------------
          Total shareowners' equity                                                    83,087,695             51,529,879
                                                                                    -------------          -------------

          Total liabilities and shareowners' equity                                  $109,991,774           $119,270,663
                                                                                    =============          =============

See accompanying notes.

                      SPARTON CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statement of Operations (Unaudited)
    For the Three-month and Nine-month Periods ended March 31, 1997 and 1996

                                                            Three-month Periods                       Nine-month Periods
                                                      ---------------------------------       ---------------------------------
                                                         1997                 1996                1997                  1996
                                                      ------------        ------------        -------------        ------------

Net sales                                             $31,866,062          $25,185,127        $98,021,546           $66,645,911
Costs and expenses                                     31,716,831           25,712,442         97,711,594            70,221,077
                                                     ------------       --------------       ------------          ------------
                                                          149,231             (527,315)           309,952            (3,575,166)
Other income (expense):
   Interest and investment income                         585,747               48,221            803,114               125,711
   Interest expense                                        (3,039)            (266,078)          (884,123)             (853,021)
   Other - net                                              6,476              (13,995)           (11,794)              106,370
                                                     ------------       --------------        -----------          ------------

Income (loss) from continuing operations
   before income taxes (credits)                          738,415             (759,167)           217,149            (4,196,106)


Provision (credit) for income taxes                       273,000             (274,000)            79,000            (1,511,000)
                                                     ------------       --------------       ------------          ------------

Income (loss) from continuing operations                  465,415             (485,167)           138,149            (2,685,106)

Discontinued operations:
   Loss from discontinued automotive
     operations, net of applicable income tax credits        -                (331,108)          (128,720)           (1,938,536)
   Gain on sale of discontinued automotive
     operations, including provision of $3,491,000
     for operating losses of operations not sold as of
     March 31, 1997, net of applicable
     income taxes of $18,551,000                             -                    -            31,587,357                  -
                                                      ----------        -------------        ------------          ------------

Net income (loss)                                     $  465,415        $   (816,275)        $ 31,596,786          $ (4,623,642)
                                                      ==========        =============        ============          ============


Information per share of common stock:
   Continuing operations                                  $ 0.06              $(0.06)               $0.02                $(0.34)
   Discontinued operations                                   -                 (0.04)                4.02                 (0.25)
                                                           -----              ------                -----                ------
   Net income (loss)                                      $ 0.06              $(0.10)               $4.04                $(0.59)
                                                           =====              ======                =====                ======

   Dividends                                              $ -0-               $ -0-                 $-0-                 $ -0-
                                                          ======              ======                =====                ======


See accompanying notes.

                     SPARTON CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statement of Cash Flows (Unaudited)
           For the Nine-month Periods ended March 31, 1997 and 1996

                                                                                   1997                   1996
                                                                               -----------            ------------

Cash flows provided (used) by operating activities:
  Income (loss) from continuing operations                                    $    138,149          $ (2,685,106)
  Add non-cash items affecting continuing operations:
   Depreciation                                                                  1,158,451               896,406
   Deferred compensation                                                           107,615               152,415
                                                                              ------------          ------------
                                                                                 1,404,215            (1,636,285)
  Add (deduct) changes in operating assets and liabilities:
   Inventories                                                                   5,321,207            (6,542,353)
   Income taxes recoverable                                                      2,300,000            (1,166,447)
   Other                                                                          (255,252)              801,876
   Deferred compensation                                                        (2,288,518)                 --
   Accounts receivable                                                          (2,606,132)            4,369,689
   Accounts payable                                                             (4,875,698)              128,364
   Taxes on income                                                             (14,145,623)             (208,883)
                                                                              ------------          ------------
  Net cash provided (used) by continuing operations                            (15,145,801)           (4,254,039)
  Cash flow provided by discontinued operations                                    840,721             3,815,107
                                                                              ------------          ------------
                                                                               (14,305,080)             (438,932)
Cash flows provided (used) by investing activities:
  Proceeds from sale of discontinued operations                                 78,829,062                  --
  Purchases of investment securities-net                                       (22,970,679)                 --
  Purchases of property, plant and equipment-net                                (2,360,944)           (2,104,700)
  Noncurrent other assets                                                         (358,912)               19,543
  Discontinued operations, principally purchases of property,
   plant and equipment-net                                                        (250,474)           (1,055,995)
                                                                              ------------          ------------
                                                                                52,888,053            (3,141,152)

Cash flows provided (used) by financing activities:
  (Decrease) increase in notes payable                                         (33,594,225)            3,608,809
  Decrease in long-term obligations                                                (75,000)              (75,000)
  Common stock transactions principally from exercise of stock options              44,030                  --
  Discontinued operations, changes in long-term obligations                        (64,414)              (63,938)
                                                                              ------------          ------------
                                                                               (33,689,609)            3,469,871
                                                                              ------------          ------------

Increase (decrease) in cash and cash equivalents                                 4,893,364              (110,213)

Cash and cash equivalents at beginning of period                                   718,363               873,783
                                                                              ------------          ------------

Cash and cash equivalents at end of period                                    $  5,611,727          $    763,570
                                                                              ============          ============


See accompanying notes.

                      SPARTON CORPORATION AND SUBSIDIARIES
     Condensed Consolidated Statement of Cash Flows (Unaudited) - Continued
            For the Nine-month Periods ended March 31, 1997 and 1996

                                                                                        1997                    1996
                                                                                    -----------             ----------

Supplemental disclosures of cash flow information:

Cash paid (refunded) during the period for:

  Interest                                                                           $1,287,000            $ 1,708,000
                                                                                     ==========            ===========

  Income taxes                                                                      $11,543,000            $(1,458,000)
                                                                                    ===========            ===========

Supplemental schedule of noncash investing activities:

  The Company had noncash transactions relating to the sale of discontinued automotive operations as follows:

     Income tax liabilities                                                          $4,707,000
     Provision for operating losses of operations not yet sold as of
        March 31,1997                                                                 2,569,000
     Other assets and liabilities                                                     1,644,000
                                                                                  -------------
                                                                                     $8,920,000
                                                                                  =============






See accompanying notes.

                      SPARTON CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         1) The accompanying condensed consolidated balance sheet at March 31, 1997, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended March 31, 1997 and 1996 and cash flows for the nine-month periods ended March 31, 1997 and 1996 are unaudited, but include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of such financial statements. The results of operations for the nine-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full fiscal year.

         2) Earnings per share are computed using the weighted average number of shares outstanding. For the three-month periods, average shares outstanding were 7,818,121 in 1997 and 7,811,370 in 1996; for the nine-month periods, 7,815,861 in 1997 and 7,811,370 in 1996.

         3) Cash and cash equivalents consist of demand deposits and other highly liquid investments with an original maturity date of less than three months.

         4) Investments in debt secuities that are not cash equivalents and marketable equity securities have been designated as available for sale. Those securities are reported at fair value. Net unrealized losses, net of applicable taxes of $83,000, have been reflected as a reduction in retained earnings at March 31, 1997. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses on investments are determined using the specific identification method. The Company has had investment securities since January 1997. Details of the investment securities portfolio as of March 31, 1997 are as follows:

                                                Amortized      Gross Unrealized     Estimated
                                                   Cost         Gains (Losses)     Fair Value
                                              ------------      -------------     ------------
Debt securities
   Corporate-primarily U.S.                   $ 14,665,433      $    (56,183)     $ 14,609,250
   U.S. government and federal agency            4,049,636           (17,411)        4,032,225
   State and municipal                           1,615,314           (18,507)        1,596,807
Equity securities-primarily preferred stock      2,640,439           (39,899)        2,600,540
                                              ------------      ------------      ------------

                                              $ 22,970,822      $   (132,000)     $ 22,838,822
                                              ============      ============      ============



A large majority of the investment portfolio has an original maturity date of less than two years and a daily market exists for all of the investment securities. The Company believes that the impact of fluctuations in interest rates on its investment portfolio should not have a material impact on financial position or results of operations. It is the Company's intention to use these investment securities to provide working capital for its expanding electronic contract manufacturing (ECM) business.

For the three months ended March 31, 1997, the Company had gross purchases of investment securities totaling $23,306,104.

         5) In August 1996, the Company formalized its plan to offer for sale its automotive operations. Accordingly, these operating results have been reclassified and reported as discontinued operations. In December 1996, the Company sold substantially all of the net assets and operations of the Sparton Engineered Products, Inc.-KPI Group (KPI) business unit. The KPI business , which included the former Sparton Engineered Products, Inc.-Lake Odessa Group, comprised approximately 80% of the automotive operations of the Company. This sale did not include the net assets and operations of the remaining automotive unit, Sparton Engineered Products, Inc.-Flora Group (Flora). Flora is actively being offered for sale.

In consideration for the assets and operations of the KPI unit, the Company received approximately $80,500,000 in cash, before costs and expenses, and retained ownership of certain assets totaling $345,000 as well as certain liabilities totaling $550,000. The Company used a portion of the KPI sale proceeds to eliminate short-term bank borrowings and canceled its formal credit facility. Remaining proceeds from the sale of discontinued automotive operations are intended to be used by the Company for working capital purposes and for expanding its ECM business.

Operating results of discontinued automotive operations are as follows for the three-month period ended March 31, 1996 and the nine-month periods ended March 31, 1997 and 1996. Operating results for discontinued operations for the nine-month period ended March 31, 1997 are classified as such through August 1996, the date the Company formalized its plan to offer for sale its automotive operations:

                                 Three-month
                                    Period              Nine-month Periods
                                 ------------    ------------------------------
                                     1996             1997              1996
                                 ------------    -------------     ------------

Revenues                         $ 28,815,964     $ 30,461,930     $ 84,538,145
                                 ============     ============     ============

Loss before income taxes         $   (517,108)    $   (200,720)    $ (3,028,536)

Income tax credits                   (186,000)         (72,000)      (1,090,000)
                                 ------------     ------------     ------------

Net loss                         $   (331,108)    $   (128,720)    $ (1,938,536)
                                 ============     ============     ============



         6) Various litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are non-routine. The Company and its subsidiaries are also involved in certain compliance issues with the United States Environmental Protection Agency (EPA) and various state agencies, including being named as a potentially responsible party at several sites. Potentially responsible parties (PRP's) can be held jointly and severally liable for the cleanup costs at any specific site. The Company's past experience, however, has indicated that when it has contributed only relatively small amounts of materials or waste to a specific site relative to other PRP's, its ultimate share of any cleanup costs has been minor. Based upon available information, the Company believes it has contributed only small amounts to those sites in which it is currently viewed a potentially responsible party. Environmental compliance issues involving either the discontinued oil and gas operations, which were sold in fiscal 1991, or the discontinued automotive operations, are not material.

One of Sparton's facilities located in New Mexico has been the subject of ongoing investigations with the EPA under the Resource Conservation and Recovery Act (RCRA). This EPA compliance issue is related to continuing operations, but involves a now idle facility. To date, this work has involved, among other things, on-site and off-site investigations of environmental impacts, negotiation and execution of an Administrative Order on Consent (AOC) with EPA and the installation of some on-site groundwater recovery wells and air stripping equipment. A remedial investigation called for in the AOC has been completed and approved. In May 1996, Sparton submitted to EPA a final Corrective Measures Study, based upon the results of its investigation, as required in the AOC. In June 1996, EPA issued its final decision selecting remedies for corrective action at the site. EPA estimated that the present value cost of its remedies would range from between $15,000,000 and $26,400,000 based on a 30-year time frame. In Sparton's judgment, the remedies proposed by EPA are either unnecessary or technically impractical. Sparton is vigorously challenging EPA's remedy selection and has filed suit in Federal District Court in Dallas asserting that EPA's decision on remedy selection violates the AOC. In September 1996, EPA issued an Initial Administrative Order under RCRA ordering Sparton to implement their selected remedy for corrective action. Sparton is vigorously contesting this action both judicially and administratively, and does not believe that EPA has the authority to issue such an order.

In February 1997, three lawsuits were filed against Sparton in Federal District Court in Albuquerque, one by the United States on behalf of the EPA, the second by the State of New Mexico, and the third by the City of Albuquerque and the County of Bernalillo. All three actions allege that the impacts to soil and groundwater associated with Sparton's now idled facility present an imminent and substantial threat to human health or the environment. Through these lawsuits the plaintiffs seek to compel Sparton to undertake additional testing and to implement the same remedy selected by EPA in June of 1996, referred to above. Sparton is vigorously contesting these actions on procedural and substantive grounds.

In March 1997, the plaintiffs in these three lawsuits filed a motion for preliminary injunction, which if granted would require Sparton to install additional monitoring wells and conduct acquifer testing at an estimated cost of $550,000. Sparton is opposing this motion.

Sparton continues to seek regulatory acceptance of alternative remedies that it believes should adequately protect human health and the environment, but with costs in the first five years of operation of approximately $500,000 to $1,000,000. Acceptance of such a remedy, either by the plaintiffs or the courts, is uncertain. To date, Sparton has incurred approximately $6,600,000 since this contamination problem was first identified in the early 1980's. $3,000,000 of this amount has been recovered from insurance companies. A reserve was initiated in 1991 to cover the then estimated future minimum costs. For the nine months ended March 31, 1997 and 1996, Sparton incurred costs of $629,000 and $151,000 respectively. At March 31, 1997, the remaining reserve to cover future minimum costs totaled $444,000. If a remedy is imposed on Sparton, other than the one it has proposed, the ultimate cleanup costs may significantly increase. There is no assurance that additional costs greater than the amount reserved will not be incurred or that significant changes in environmental laws or their interpretation will not require that additional amounts be spent. At this time, it is not possible to estimate the ultimate cost to resolve this matter.

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

The Private Securities Litigation Reform Act of 1995 reflects Congress' determination that the disclosures of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by corporate management. The following discussion about the Company's results of operations and financial condition contains forward-looking statements that involve risk and uncertainty. The Company notes that a variety of factors could cause the actual results and experience to differ materially from anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, growth forecasts, and results of the Company's business include, but are not limited to, fluctuations in U. S. and world economies, competition in the overall electronic contract manufacturing
(ECM) business, the availability of materials, production labor, and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, and changes in the interpretation of environmental laws.

RESULTS OF OPERATIONS
---------------------

Nine-Month Periods
------------------

Sales for the nine-month period ended March 31, 1997 were $98,022,000, an increase of $31,376,000 (47%), over the corresponding period last year. Revenues increased $29,807,000 (58%) to $81,958,000 at Sparton Electronics. While both commercial and defense sales increased substantially from last year, delays in planned shipments on several ECM and defense contracts caused total revenues to be lower than expected. Sales increased 15% to $14,018,000 at Sparton Technology, primarily due to significant foreign and proprietary product revenues to the worldwide telecommunications industry as well as increased sales of wiring harnesses to an ECM customer. This sales level at Sparton Technology was consistent with internal expectations. Canadian revenues totaled $3,270,000, which amount is 21% higher than in 1996. While sales were below anticipated levels, the Canadian unit continues to make progress in developing a new commercial sales base to offset declining government defense revenues.

Operating income of $310,000 was reported for the nine months ended March 31, 1997 compared to an operating loss of $3,575,000 last year. Sparton Electronics had an operating profit of $346,000 compared to an operating loss of $2,820,000 last year. While below expectations, these significantly improved operating results were primarily due to higher sales volume, improving cost controls and greater proficiency in the management of the ECM multiple product customer mix. These operating results include adverse capacity variances totaling $2,454,000 charged to operations which were caused by underutilized capacity at two production facilities. Sparton Technology reported an operating profit of $842,000 for the nine-month period compared to an operating profit of $642,000 last year. These results were above expectations and due primarily to increased sales volume and a favorable product mix. The Canadian unit incurred an operating loss of $862,000 in 1997 compared to a loss of $902,000 for the same nine-month period last year. Underutilized manufacturing capacity was the primary reason for the 1997 loss as an undercapacity variance totaling $551,000 was charged to operations. These results at the Canadian unit were as anticipated.

Interest and Investment Income increased $677,000 to $803,000 in 1997 due to the investment of the sales proceeds from the December 1996 sale of the automotive operations. These investment securities are more fully described in Note 4 to the financial statements. Interest Expense increased by $31,000 to $884,000 due to significantly higher borrowing costs in 1997 partially offset by lower year to date average borrowings. In December 1996, the Company used a portion of the proceeds from the sale of its automotive operations to eliminate short-term bank borrowings. Since December 1996, the Company has incurred substantially no interest expense. After provision for applicable income taxes, the Company reported income from continuing operations of $138,000 ($.02 per share) for the nine-month period ended March 31, 1997 compared to a loss from continuing operations of $2,685,000 ($.34 per share) last year.

In August 1996, the Company formalized its plans to sell its automotive operations, and accordingly reclassified and reported operating results as discontinued operations. Operating results from discontinued operations for the nine-month period ended March 31, 1997 are classified as such through August 1996, the date the Company formalized it plan to offer for sale its automotive operations. After provision for applicable income taxes, the Company reported a loss from discontinued automotive operations for the nine-month period ended March 31, 1997 of $129,000 compared to a loss of $1,939,000 last year. As described in Note 5 to the financial statements, in December 1996, the Company sold substantially all of the net assets and operations of the Sparton Engineered Products, Inc.-KPI Group (KPI) business unit for cash and retained ownership of certain assets and liabilities. The KPI sale included the former Sparton Engineered Products, Inc.-Lake Odessa Group. This sale did not include the net assets and operations of the remaining automotive unit, Sparton Engineered Products, Inc.-Flora Group (Flora). Flora is actively offered for sale. After provision for applicable income taxes, the Company reported a gain on sale of discontinued automotive operations of $31,587,000 in December 1996. Reflected in this gain is a charge of $3,491,000 for the estimated operating losses and other costs associated with the Flora operations which were not sold. This charge represents the Company's best estimate of the operating losses and other costs expected to be incurred by Flora through June 1997. The amounts that the Company ultimately incurs could differ materially from the charge recorded. The Company is currently negotiating the sale of the Flora operations with several interested parties; however, no definitive sales agreement has been concluded at this time. After provision for applicable income taxes, the Company reported a gain from discontinued operations of $31,459,000 ($4.02 per share) for the nine-month period ended March 31, 1997 compared to a loss from discontinued operations of $1,938,000 ($.21 per share) for the corresponding period last year.

The Company reported net income of $31,597,000 ($4.04 per share) for the nine-month period ended March 31, 1997 compared to a net loss of $4,624,000 ($.59 per share) for the same period last year.

Three-month Periods
-------------------

Sales for the three-month period ended March 31, 1997 were $31,866,000, an increase of $6,681,000 (27%) over last year. Revenues at Sparton Electronics were $25,380,000 for the current three-month period compared to $19,076,000 in 1996. While this was an increase in sales of $6,304,000 (33%) over last year, this revenue level was below anticipated amounts. Sales increased in both the commercial and government areas, but delays in several ECM and government contracts caused total revenues to be below expectations. Revenues at Sparton Technology were $5,778,000, an increase of $690,000 (14%), and consistent with expectations. As previously mentioned, shipments of wiring harnesses to a customer have significantly increased. Product shipments commenced in December 1996 on a contract for emergency warning radios with shipments increasing each month. This program had been delayed for more than one year. Revenues were $1,121,000 at the Canadian unit in 1997, down slightly from last year and below expectations as sales did not materialize as planned.

Operating income of $149,000 was reported for the three-month period ended March 31, 1997 compared to an operating loss of $527,000 for the same period last year. Sparton Electronics operated at a small profit for the current period compared to an operating loss of $863,000 in 1996. These favorable operating results were primarily due to the previously mentioned factors of higher sales volume, better cost controls and improved multiple contract production management. Overall, however, these results were below expectations. Included within operating income were excess capacity variances totaling $915,000 which were charged against operations. As previously noted, theses variances were due to excess capacity at two production facilities. Sparton Technology reported operating income of $521,000 in 1997, consistent with operating income reported for the comparable period last year. These quarterly results were above expectations and were primarily the result of strong proprietary sales to both foreign and domestic customers. The Canadian unit reported an operating loss of

$141,000. While this was an improvement over the loss incurred in 1996, operating results were below those anticipated. As previously mentioned, the loss was primarily due to underutilized manufacturing capacity.

Interest and Investment Income increased $538,000 to $586,000 due to the previously mentioned investment of proceeds from the December 1996 sale of the KPI automotive operations. Interest Expense declined $263,000 to $3,000 as the Company had no outstanding bank debt. After an annualized provision for applicable income taxes, the Company reported income from continuing operations of $465,000 ($.06 per share) for the three-month period ended March 31, 1997 compared to a loss from continuing operations of $485,000 ($.06 per share) for the same period last year.

As previously discussed, the Company formalized its plans in August 1996 to sell its automotive operations, and accordingly reclassified and reported operating results as discontinued operations through August 1996. Operating results from discontinued operations after this date were included as part of the gain on sale recorded in December 1996. After provision for applicable income taxes, the Company reported a loss from discontinued operations of $331,000 ($.04 per share) for the three-month period ended March 31, 1996.

The Company reported net income of $465,000 ($.06 per share) for the three-month period ended March 31, 1997 compared to a net loss of $816,000 ($.10 per share) for the same period last year.

FINANCIAL POSITION
------------------

For the nine-month period ended March 31, 1997, Cash and Cash Equivalents increased $4,893,000 to $5,612,000. Operating activities used $14,305,000 in net cash flows. Principal sources of cash flows from operating activities included a decline in inventories and the receipt of recoverable income taxes. The principal uses of cash flows from operating activities were reductions in income tax liabilities and accounts payable, increases in accounts receivable, and the payment of the balance accrued in the deferred compensation account. A federal income tax estimated payment of $13,500,000, relating to the previously discussed gain on sale of the automotive operations, was made in March 1997. Cash flows provided by investing activities were $52,888,000, principally from the proceeds of the sale of the automotive KPI business unit, partially offset by the purchase of investment securities and the purchase of equipment. The Company will continue to strategically invest in additional property, plant and equipment to accommodate growth in the ECM business.

Cash flows used by financing activities were $33,690,000, primarily for the elimination of short-term bank borrowings. The Company used a portion of the KPI sale proceeds to pay-off all bank borrowings and canceled its formal credit facility. This formal line of credit, originally maturing in October 1996, had been extended pending the KPI sale. Noncash transactions arising from the sale of the discontinued automotive operations totaled $8,920,000 and are primarily related to income tax accruals and liabilities for operating losses of operations not yet sold as of March 31, 1997.

At the present time, the Company plans on using the remaining proceeds from the KPI sale, after paying income taxes and other related costs of the sale, to provide working capital for its expanding ECM business. To the extent not immediately used, these proceeds will continue to be invested in high quality marketable securities. The resulting interest and investment income, combined with a lack of interest expense, should favorably impact the Company's operations. There can be no assurance, however, regarding either the amount or duration of this favorable non-operating income trend. It is dependent upon how quickly the Company's ECM business grows as well as the emergence of alternate uses for these sales proceeds. No dividends were declared in any of the periods presented. At March 31, 1997, the Company had $83,088,000 ($10.63 per share) in recorded shareowners' equity, $66,229,000 in working capital, and a 3.67:1.00 working capital ratio.

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

One of Sparton's facilities located in New Mexico has been the subject of ongoing investigations with the EPA under the Resource Conservation and Recovery Act (RCRA). This EPA compliance issue is related to continuing operations, but involves a now idle facility. To date, this work has involved, among other things, on-site and off-site investigations of environmental impacts, negotiation and execution of an Administrative Order on Consent (AOC) with EPA and the installation of some on-site groundwater recovery wells and air stripping equipment. A remedial investigation called for in the AOC has been completed and approved. In May 1996, Sparton submitted to EPA a final Corrective Measures Study, based upon the results of its investigation, as required in the AOC. In June 1996, EPA issued its final decision selecting remedies for corrective action at the site. EPA estimated that the present value cost of its remedies would range from between $15,000,000 and $26,400,000 based on a 30-year time frame. In Sparton's judgment, the remedies proposed by EPA are either unnecessary or technically impractical. Sparton is vigorously challenging EPA's remedy selection and has filed suit in Federal District Court in Dallas asserting that EPA's decision on remedy selection violates the AOC. In September 1996, EPA issued an Initial Administrative Order under RCRA ordering Sparton to implement their selected remedy for corrective action. Sparton is vigorously contesting this action both judicially and administratively, and does not believe that EPA has the authority to issue such an order.

In February 1997, three lawsuits were filed against Sparton in Federal District Court in Albuquerque, one by the United States on behalf of the EPA, the second by the State of New Mexico, and the third by the City of Albuquerque and the County of Bernalillo. All three actions allege that the impacts to soil and groundwater associated with Sparton's now idled facility present an imminent and substantial threat to human health or the environment. Through these lawsuits the plaintiffs seek to compel Sparton to undertake additional testing and to implement the same remedy selected by EPA in June of 1996, referred to above. Sparton is vigorously contesting these actions on procedural and substantive grounds.

In March 1997, the plaintiffs in these three lawsuits filed a motion for preliminary injunction, which if granted would require Sparton to install additional monitoring wells and conduct acquifer testing at an estimated cost of $550,000. Sparton is opposing this motion.

Sparton continues to seek regulatory acceptance of alternative remedies that it believes should adequately protect human health and the environment, but with costs in the first five years of operation of approximately $500,000 to $1,000,000. Acceptance of such a remedy, either by the plaintiffs or the courts, is uncertain. To date, Sparton has incurred approximately $6,600,000 since this contamination problem was first identified in the early 1980's. $3,000,000 of this amount has been recovered from insurance companies. A reserve was initiated in 1991 to cover the then estimated future minimum costs. For the nine months ended March 31, 1997 and 1996, Sparton incurred costs of $629,000 and $151,000 respectively. At March 31, 1997, the remaining reserve to cover future minimum costs totaled $444,000. If a remedy is imposed on Sparton, other than the one it has proposed, the ultimate cleanup costs may significantly increase. There is no assurance that additional costs greater than the amount reserved will not be incurred or that significant changes in environmental laws or their interpretation will not require that additional amounts be spent. At this time, it is not possible to estimate the ultimate cost to resolve this matter.

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

(b)  Reports on Form 8-K filed in the Third Quarter of Fiscal 1997

               None

SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SPARTON CORPORATION
                                     -------------------
                                     Registrant

Date:    May 14, 1997                /s/  John J. Smith
         -------------------         ----------------------------------------
                                     John J. Smith, Chairman of the Board of
                                     Directors and Chief Executive Officer

Date:    May 14, 1997                /s/  Richard Langley
         ------------------          -----------------------------------------
                                     Richard Langley, Vice President/Treasurer
                                     and Principal Financial Officer