Form 10-K
period 1997-06-30
SPARTON CORP
filed 1997-09-25
CIK 92679

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from ______________ to ______________

Commission File Number 1-1000

                               SPARTON CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             OHIO                                        38-1054690
  ---------------------------                ----------------------------------
    (State of Incorporation)                  (IRS Employer Identification No.)

2400 East Ganson Street, Jackson, Michigan                    49202
--------------------------------------------              -----------
  (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (517) 787-8600

     (Title of each class)           (Name of each exchange on which registered)
-------------------------------      -------------------------------------------
 COMMON STOCK, $1.25 PAR VALUE                NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No
                                      -------     -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of August 29, 1997 was $73,203,000.

The number of shares of common stock outstanding as of August 29, 1997 were 7,828,090.

Documents incorporated in part by reference:

         Parts II and IV - Portions of the 1997 Annual Report to Shareowners
                           of Sparton Corporation ("Annual Report") are filed as Exhibit 13 herewith.

                Part III - Proxy Statement for October 22, 1997 Meeting

PART I
------

Item l.   Business
-------   --------

         Except as otherwise indicated, the term "Company" refers to Sparton Corporation, and the term "Sparton" refers to Sparton Corporation and its consolidated subsidiaries.

         The Company has been in continuous existence since 1900. It was last reorganized in 1919 as an Ohio corporation. Sparton operates in one principal line of business, electronics. In August 1996, the Company formalized its plan to offer for sale its automotive and industrial products operations. Accordingly, these operating results have been reclassified and reported as discontinued operations. In December 1996, the Company sold approximately 80% of these discontinued automotive operations. Details of this transaction are included in the Annual Report in Note 8, Discontinued Operations, of the Notes to the Consolidated Financial Statements on page 15 and are filed as part of
Exhibit 13. A buyer for the remaining portion is actively being pursued. A description of the major products and various information on sales of the Company's continuing operations, electronics, are included in the Annual Report in Note 1, Statement of Significant Accounting Policies, and in Note 11, Sales Concentration, of the Notes to Consolidated Financial Statements on Pages 13 and 17, respectively, and are filed as part of Exhibit 13. Additional information about this line of business is as follows.

Electronics
-----------

         Historically, the electronics segment's principal product has been sonobuoys, which are anti-submarine warfare (ASW) devices used by the U.S. Navy and other free world military organizations. It competes with a limited number of qualified manufacturers for sonobuoy procurements by the U.S. and selected foreign governments. Contracts are obtained through competitive bid or directed procurement. Sales of sonobuoys have declined substantially from the levels of the early 1990's, but have stabilized in recent years at these reduced levels.

         Within the electronics line of business, the Company also designs and/or manufactures a variety of electronic and electromechanical products for the telecommunications, electronics and other industries. Many of the physical and technical attributes used in the production of sonobuoys are required in the production of these commercial products. The Company is focusing its resources on substantially expanding revenues in these commercial areas, particularly in electronic contract manufacturing. Sales are generally obtained on a competitive basis. Competitive factors include technical ability, customer service, product quality and price. A majority of the proprietary products, principally transducers and condition monitoring systems, are sold to the telecommunications industry worldwide. Commercial electronics products are distributed through a direct sales force and through a small group of manufacturers' representatives. The primary industries of the Company's electronic contract manufacturing (ECM) business include telecommunications, medical and industrial controls and scientific instrumentation. In the ECM business, it must compete with a number of domestic and foreign manufacturers, some of which are much larger in terms of size and in financial resources. Within the ECM business, the Company contracts with its customers to manufacture products based on the customer's design, specifications and shipping schedules. Generally, ECM programs do not require the Company's direct involvement in product marketing. Material cost and availability and product quality, delivery and reliability are very important factors in the ECM business. In general, margins within the ECM operations are lower than those obtained in the Company's ASW or proprietary electronics areas, primarily due to intense competition and the higher purchased parts component of the products shipped.

         At June 30, 1997 and June 30, 1996, the aggregate backlog from continuing operations was approximately $106 million and $107 million, respectively. A majority of the 1997 backlog is expected to be realized in 1998.

         The Company's sales of sonobuoys, principally to the U.S. Navy, have declined dramatically from the levels of the early 1990's. It is expected that both the domestic and international demand for production sonobuoys will continue at these reduced and unpredictable levels for the foreseeable future. In anticipation of this decline, the Company has chosen to develop commercial electronics opportunities which will utilize its existing technological and manufacturing capabilities, largely in the North American ECM markets. The Company's experience indicates that significant commercial electronics opportunities exist. As with any change of this magnitude, unanticipated problems can be reasonably expected to occur. Investors should be aware of this uncertainty and make their own independent evaluation.

Automotive and Industrial Products
----------------------------------

         As previously discussed, the Company formalized its plan in August 1996 to sell the automotive and industrial products segment and accordingly, these operations have been reported as discontinued operations.

Other Information
-----------------

         Sparton's principal sales are currently concentrated with a limited number of customers and the loss of any one of them could have a material adverse financial effect. Materials for the electronics operations are obtained from a variety of worldwide sources, except for selected components. Access to competitively priced materials is critical to success in the ECM business. In certain markets, the volume purchasing power of the larger competitors creates a substantial cost advantage for them. While Sparton holds a number of patents relating to its products and processes, none are considered of material importance. The Company has not encountered and does not expect to encounter significant long-term problems in obtaining sufficient raw materials although the commercial electronics industry has experienced occasional spot shortages or delivery delays of key components. The risk of materials obsolescence in the ECM business is less than normal because raw materials and component parts are generally not purchased until actually needed. While overall sales fluctuate during the year, such fluctuations do not reflect a definitive seasonal pattern or tendency.

         Research and development expenditures amounted to approximately $17,225,000 in 1997, $17,254,000 in 1996 and $20,060,000 in 1995 (approximately
$16,238,000, $15,845,000 and $15,985,000 of these expenditures, respectively, were customer funded). There are approximately 350 employees involved in research and development activities. Few, if any, devote all of their time to such efforts. In addition, many of those involved in research and development do not have an engineering or other technical background.

         Sparton employed approximately 1,600 people at June 30, 1997. The Company has one operating division and four wholly-owned active subsidiaries classified as continuing operations and one wholly-owned active subsidiary within the remaining portion of discontinued operations.

Item 2.   Properties
-------   ----------

         The table that follows lists the principal properties of Sparton within continuing operations. All are owned except as noted. There are manufacturing and/or office facilities at each location. Sparton believes these facilities are suitable for its operations, except as noted. Several of the facilities have available physical space for additional production equipment as the demand arises. In addition, at least two of the plants are currently underutilized, operating on a one 8 hour shift. Such underutilization would decline as sales volume increases.

                  Jackson, Michigan
                  DeLeon Springs, Florida (2 plants)
                  Brooksville, Florida
                  London, Ontario
                  Albuquerque, New Mexico (see below)
                  Rio Rancho, New Mexico
                  Deming, New Mexico (lease/purchase, see below)

         The Company leases the Deming, New Mexico facility under terms of a capital lease and has exercised an option to purchase the facility at the end of the lease term which expired on July 1, 1997. Future minimum payments under this capital lease at June 30, 1997 are $75,000 in 1998. The Company's Coors Road, Albuquerque, New Mexico facility is not being fully utilized and is offered for sale.

         In November 1996, the Company closed its Lake Odessa, Michigan automotive production facility as part of the plan to exit the automotive business. This property was sold in April 1997 for $475,000 under an installment contract expiring in 2002.

         As a condition of the December 1996 sale of approximately 80% of the discontinued automotive operations, the Company purchased, for $675,600, the Grand Haven and White Cloud, Michigan production facilities that were owned by Mr. and Mrs. John J. Smith (Mr. Smith is the Company's CEO and a director) and Lawson K. Smith (an officer and director of the Company). These facilities were leased to the purchaser of the discontinued automotive operations (the Purchaser) under a five (5) year term with an aggregate annual rental of $135,000. The Leases grant the Purchaser the option of purchasing for $50,000 both (but not less than both) facilities at the end of the original term of the Leases. As part of the December 1996 sale, the Board reviewed, considered and approved the purchase of this real estate by the Company.

Item 3.   Legal Proceedings
-------   -----------------

         Various litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are non-routine. The Company and its subsidiaries are also involved in certain compliance issues with the United States Environmental Protection Agency (EPA) and various state agencies, including being named as a potentially responsible party at several sites. Potentially responsible parties can be held jointly and severally liable for the cleanup costs at any specific site. The Company's past experience, however, has indicated that when it has contributed only de minimis amounts of material or waste to a specific site, its ultimate share of any cleanup costs has been very small. Based upon available information, and subject to the exception noted below, the Company believes it has contributed only de minimis amounts to those sites in which it is currently viewed a potentially responsible party.

         One of Sparton's facilities located in New Mexico has been the subject of ongoing investigations conducted with the EPA under the Resource Conservation and Recovery Act (RCRA). This EPA compliance issue is related to continuing operations, but involves a now largely idle facility. To date, this work has involved, among other things, on-site and off-site investigations of environmental impacts, negotiation and execution of an Administrative Order on Consent (AOC) with the EPA and the installation of some on-site groundwater recovery wells and air stripping equipment. A remedial investigation called for in the AOC has been completed and approved. In May 1996, Sparton submitted to the EPA a final Corrective Measures Study, based upon the results of its investigation, as required in the AOC. In June 1996, the EPA issued its final decision selecting remedies for corrective action at the site. The EPA estimated that the present value cost of its remedies would range from between $15,000,000 and $26,400,000 based on a 30-year time frame. In Sparton's judgment, the remedies proposed by the EPA are either unnecessary or technically impractical. Sparton is vigorously challenging the EPA's remedy selection and filed suit in Federal District Court in Dallas asserting that the EPA's decision on remedy selection violates the AOC. In September 1996, the EPA issued an Initial Administrative Order under RCRA ordering Sparton to undertake additional testing to justify implementing the remedy selected by the Agency in June 1996, and then implement that remedy. Sparton is vigorously contesting this action both judicially and administratively, and does not believe that the EPA has the authority to issue such an order.

         In February 1997, three lawsuits were filed against Sparton in Federal District Court in Albuquerque, one by the United States on behalf of the EPA, the second by the State of New Mexico, and the third by the City of Albuquerque and the County of Bernalillo. All three actions allege that the impacts to soil and groundwater associated with Sparton's now idled facility present an imminent and substantial threat to human health or the environment. Through these lawsuits the plaintiffs seek to compel Sparton to undertake additional testing and to implement the same remedy selected by the EPA in June of 1996, referred to above. Sparton is vigorously contesting these actions on procedural and substantive grounds. In March 1997, the plaintiffs in these three lawsuits filed a motion for preliminary injunction, which if granted, would require Sparton to install additional monitoring wells and conduct acquifer testing at an estimated cost of $550,000. Sparton is opposing this motion.

In July 1997 Sparton's action in Dallas was transferred to Federal District Court in Albuquerque and consolidated with the three lawsuits filed in February 1997.

         Sparton continues to seek regulatory acceptance of alternative remedies that it believes should adequately protect human health and the environment, but with costs in the first three to five years of operations ranging from $815,000 to $1,120,000. Acceptance of such a remedy, either by the plaintiffs or the courts, is uncertain. To date, Sparton has incurred approximately $6,900,000 since this contamination problem was first identified in the early 1980's. $3,000,000 of this amount has been recovered from insurance companies. A reserve was initiated in 1991 to cover the then estimated future minimum operating costs. In 1997 and 1996, Sparton incurred costs of $935,000 and $247,000, respectively, principally related to legal and other defense costs. At June 30, 1997, the reserve to cover future minimum operating costs totaled $967,000. If a remedy is imposed on Sparton, other than the one it has proposed, the ultimate cleanup costs may significantly increase. There is no assurance that additional costs greater than the amount reserved will not be incurred or that significant changes in environmental laws or their interpretation will not require that additional amounts be spent. At this time, it is not possible to estimate the ultimate cost to resolve this matter.

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

                                                                            Age
                                                                            ---

JOHN J. SMITH, Chairman of the Board, Chief Executive Officer               85
         and Director

DAVID W. HOCKENBROCHT, President, Chief Operating Officer                   62
         and Director

LAWSON K. SMITH, Vice President, Secretary and Director                     82

RICHARD L. LANGLEY, Vice President-Treasurer and Assistant Secretary        52

R. JAN APPEL, Vice President, General Counsel and Assistant Secretary       51

RICHARD D. MICO, Vice President and General Manager of                      67
         Sparton Technology, Inc.

DOUGLAS E. JOHNSON, Vice President and General Manager of Sparton           49
         Electronics since July 1995. Prior to that date, Mr. Johnson was the Assistant General Manager of Sparton
         Electronics.

W. DAVID WEIND, Vice President and General Manager of Sparton of            50
         Canada, Ltd. since June 1996.  Prior to that date,
         Mr. Weind was employed as President of GSW Construction
         Products.

JOSEPH S. LERCZAK, Assistant Treasurer                                      40

         John J. Smith and Lawson K. Smith are brothers. There are no other family relationships between the persons named above. All officers are elected annually and serve at the discretion of the Board of Directors.

PART II
-------

Item 5.   Market for the Registrant's Common Stock and Related Security Holder
-------   --------------------------------------------------------------------
          Matters
          -------

         Information with respect to the market for the Company's stock, including stock prices, stock exchange and number of shareowners, and quarterly dividends for the two year period ended June 30, 1997, is included under "Financial Highlights" on page 1 of the Annual Report and is included in Exhibit 13 filed herewith.

Item 6.   Selected Financial Data
-------   -----------------------

         The "Selected Financial Data" on page 18 of Exhibit 13 filed hereunder is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations
          ---------------------

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------   ---------------------------------------------------------------
          Financial Disclosure
          --------------------

         None.

PART III
--------

Item 10.   Directors and Executive Officers of the Registrant
--------   --------------------------------------------------

         Information with respect to directors is included in the Proxy Statement under "Election of Directors" and is incorporated herein by reference. Information concerning the executive officers is included in Part I on page 7.

Item 11.   Executive Compensation
--------   ----------------------

         Information concerning executive compensation is included under "Compensation of Executive Officers and Directors" in the Proxy Statement and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
--------   --------------------------------------------------------------

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

PART IV
-------

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
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



                                                                                Page Reference
                                                                                Annual Report
                                                                                to Shareowners
                                                                                --------------
Data from the 1997 Annual Report to
      Shareowners of Sparton Corporation:

         Consolidated balance sheets at June 30, 1997 and 1996                          8 - 9

         For the years ended June 30, 1997, 1996, and 1995:

               Consolidated statements of operations                                    10

               Consolidated statements of cash flows                                    11

               Consolidated statements of shareowners' equity                           12

               Notes to consolidated financial statements                               13 - 17

               Report of Independent Auditors                                           12

                    Financial Statement Schedules

                   All prescribed schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

      (b)  Reports on Form 8-K

               No reports on Form 8-K were required to be filed for the three months ended June 30, 1997.

      (c)  Exhibits

               See Exhibit Index on page 13

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SPARTON CORPORATION
                                   ------------------------------------------


Date: September 26, 1997           By /s/ Richard L. Langley
                                   ---------------------------------------------
                                   Richard L. Langley, Vice President-Treasurer
                                   (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                            Signature and Title                             Date
                            -------------------                             ----

By /s/ John J. Smith                                                   August 22, 1997
---------------------------------------------------------
         John J. Smith, Chairman of the Board
          of Directors and Chief Executive Officer

By /s/ David W. Hockenbrocht                                           August 22, 1997
---------------------------------------------------------
         David W. Hockenbrocht, President,
          Chief Operating Officer and Director

By /s/ Lawson K. Smith                                                 August 22, 1997
---------------------------------------------------------
         Lawson K. Smith, Vice President, Secretary
          and Director

By /s/ James N. DeBoer                                                 August 22, 1997
---------------------------------------------------------
         James N. DeBoer, Director

By /s/ Robert J. Kirk                                                  August 22, 1997
---------------------------------------------------------
         Robert J. Kirk, Director

By /s/ Marshall V. Noecker                                             August 22, 1997
---------------------------------------------------------
         Marshall V. Noecker, Director

By /s/ Rory B. Riggs                                                   August 22, 1997
---------------------------------------------------------
         Rory B. Riggs, Director

By /s/ David B. Schoon                                                 August 22, 1997
---------------------------------------------------------
         David B Schoon, Director

By /s/ Blair H. Thompson                                               August 22, 1997
---------------------------------------------------------
         Blair H. Thompson, Director


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

     10 The employment agreement with John J. Smith was filed with Form 10-K for the year ended June 30, 1981 and subsequent amendments thereto were filed with Form 10-Q for the three- month period ended September 30, 1988, with Form 10-Q for the three-month period ended September 30, 1991 and with Form 10-Q for the three-month period ended September 30, 1994 and are incorporated herein by reference.

     13 Portions of the 1997 Annual Report to Shareowners (filed herewith and attached).

     22    Subsidiaries (filed herewith and attached).

     23    Consent of independent auditors (filed herewith and attached).

     27 Financial data schedule, submitted to the Securities and Exchange Commission for its information.