Form 10-Q
period 1997-09-30
SPARTON CORP
filed 1997-11-13
CIK 92679

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY  REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934

For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 1-1000


                               SPARTON CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Ohio                                         38-1054690
-------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)



2400 East Ganson Street, Jackson, Michigan                  49202
------------------------------------------                 -------
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
Yes     X         No
      -----          ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of October 31, 1997 was 7,828,090.

                               SPARTON CORPORATION
                                      INDEX

Financial Statements:                                                                           Page No.
                                                                                                --------
         Condensed Consolidated Balance Sheet - September 30 and June 30, 1997                     3

         Condensed Consolidated Statement of Operations - Three-Month Periods ended
         September 30, 1997 and 1996                                                               4

         Condensed Consolidated Statement of Cash Flows - Three-Month Periods ended
         September 30, 1997 and 1996                                                               5

         Notes to Condensed Consolidated Financial Statements                                      6

Management's Discussion and Analysis of Financial Condition and Results of Operations              9

Other Information and Signatures                                                                  13

                      SPARTON CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Balance Sheet (Unaudited)
                      September 30, 1997 and June 30, 1997

                                        ASSETS
                                                                                    September 30        June 30
                                                                                   -------------      ------------

Current assets:
  Cash and cash equivalents                                                         $  7,582,666      $  8,021,620
  Investment securities                                                               22,062,020        21,926,849
  Income taxes recoverable                                                             1,724,727              --
  Accounts receivable                                                                 23,835,681        24,800,904
  Inventories and costs on contracts in progress,
     less progress payments of $ 7,573,000 at September 30,1997
     ($2,198,000 at June 30, 1997)                                                    22,054,076        29,662,787
  Prepaid expenses                                                                     3,244,508         3,391,094
  Current assets of discontinued automotive operations                                 7,506,552         8,175,772
                                                                                    ------------      ------------
          Total current assets                                                        88,010,230        95,979,026

Other assets                                                                           5,081,062         5,118,524

Property, plant and equipment - net                                                    9,642,433         9,372,526

Noncurrent assets, principally property, plant and
  equipment, of discontinued automotive operations - net                               3,637,179         3,707,011
                                                                                    ------------      ------------

          Total assets                                                              $106,370,904      $114,177,087
                                                                                    ============      ============

                       LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Accounts payable                                                                  $  6,883,529      $ 12,219,845
  Taxes on income                                                                           --           2,080,513
  Accrued liabilities                                                                  7,573,666         8,294,118
  Current liabilities of discontinued automotive operations                            4,539,430         4,623,617
                                                                                    ------------      ------------
          Total current liabilities                                                   18,996,625        27,218,093

Deferred income taxes                                                                  1,571,500         1,571,500

Other liabilities of discontinued automotive operations                                  123,426           145,044

Shareowners' equity:
  Common stock - 7,828,090 shares outstanding at September 30, 1997 (7,818,090 at June 30,1997) after deducting 106,622 shares at
      September 30, 1997 (116,622 at June 30, 1997) in treasury                        9,785,112         9,772,613
  Capital in excess of par value                                                         494,427           440,677
  Retained earnings                                                                   75,399,814        75,029,160
                                                                                    ------------      ------------
          Total shareowners' equity                                                   85,679,353        85,242,450
                                                                                    ------------      ------------

          Total liabilities and shareowners' equity                                 $106,370,904      $114,177,087
                                                                                    ============      ============

See accompanying notes

                      SPARTON CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statement of Operations (Unaudited)
          For the Three-Month Periods ended September 30, 1997 and 1996


                                                                                                   Three-Month Periods
                                                                                            --------------------------------
                                                                                                1997                1996
                                                                                            -----------        -------------
Net sales                                                                                   $32,366,103         $33,280,285
Costs and expenses                                                                           32,958,518          33,315,983
                                                                                            -----------         -----------
                                                                                               (592,415)            (35,698)
Other income (expense):
   Interest and investment income                                                               530,444              74,028
   Interest expense                                                                                (720)           (407,662)
   Other - net                                                                                  574,345              (9,910)
                                                                                            -----------         -----------

Income (loss) from continuing operations before income taxes (credits)                          511,654            (379,242)

Provision (credit) for income taxes                                                             189,000            (137,000)
                                                                                            -----------         -----------

Income (loss) from continuing operations                                                        322,654            (242,242)

Loss from discontinued automotive operations, net income tax
   credits of $72,000                                                                               --             (128,720)
                                                                                            -----------         -----------

Net income (loss)                                                                           $   322,654         $  (370,962)
                                                                                            ===========         ===========


Information per share of common stock:
   Continuing operations                                                                           $.04              $(.03)
   Discontinued operations                                                                          --                (.02)
                                                                                                   ----              -----
   Net income (loss)                                                                               $.04              $(.05)
                                                                                                   ====              =====

     Dividends                                                                                     $-0-              $ -0-
                                                                                                   ====              =====

See accompanying notes

                      SPARTON CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statement of Cash Flows (Unaudited)
          For the Three-Month Periods ended September 30, 1997 and 1996

                                                                       1997              1996
                                                                   -----------       -----------
Cash flows provided (used) by operating activities:
  Income (loss) from continuing operations                         $   322,654       $  (242,242)
  Add non-cash items affecting continuing operations:
   Depreciation                                                        441,309           381,653
   Deferred compensation                                                  --              53,159
                                                                   -----------       -----------
                                                                       763,963           192,570
  Add (deduct) changes in operating assets and liabilities:
   Inventories                                                       7,608,711           603,888
   Accounts receivable                                                 965,223           190,154
   Other                                                              (525,866)         (831,361)
   Income taxes recoverable                                         (1,724,727)        1,896,480
   Taxes on income                                                  (2,080,513)          (72,850)
   Accounts payable                                                 (5,336,316)          965,296
                                                                   -----------       -----------
  Net cash provided (used) by continuing operations                   (329,525)        2,944,177
  Cash flow provided by discontinued operations                        818,383         1,236,451
                                                                   -----------       -----------
                                                                       488,858         4,180,628
Cash flows provided (used) by investing activities:
  Noncurrent other assets                                               37,462          (358,273)
  Purchases of investment securities-net                              (135,171)              --
  Purchases of property, plant and equipment-net                      (711,216)       (1,168,009)
  Discontinued operations, principally purchases of property,
   plant and equipment-net                                            (163,518)         (116,139)
                                                                   -----------       -----------
                                                                      (972,443)       (1,642,421)
Cash flows provided (used) by financing activities:
  Decrease in notes payable                                                --         (2,121,499)
  Decrease in long-term obligations                                        --            (75,000)
  Common stock transactions from exercise of stock options              66,249              --
  Discontinued operations, decrease in long-term obligations           (21,618)          (21,271)
                                                                   -----------       -----------
                                                                        44,631        (2,217,770)
                                                                   -----------       -----------

(Decrease) increase in cash and cash equivalents                      (438,954)          320,437

Cash and cash equivalents at beginning of period                     8,021,620           718,363
                                                                   -----------       -----------

Cash and cash equivalents at end of period                         $ 7,582,666       $ 1,038,800
                                                                   ===========       ===========

Supplemental disclosures of cash flow information:

Cash paid (refunded) during the period for:

  Interest                                                         $     1,000       $   699,000
                                                                   ===========       ===========

  Income taxes                                                     $ 4,915,000       $(2,053,000)
                                                                   ===========       ===========

See accompanying notes

                      SPARTON CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         1) The accompanying condensed consolidated balance sheet at September 30, 1997, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended September 30, 1997 and 1996 are unaudited, but include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of such financial statements. The results of operations for the three-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full fiscal year.


         2) Earnings per share are computed using the weighted average number of shares outstanding of 7,823,090 in 1997 and 7,811,370 in 1996.


         3) Cash and cash equivalents consist of demand deposits and other highly liquid investments with an original maturity date of less than three months.

         The Company has had investment securities since January 1997. A large majority of the investment portfolio had an original maturity date of less two years and a daily market exists for all the investment securities. The Company believes that the impact of fluctuations in interest rates on its investment portfolio should not have a material impact on financial position or results of operations. It is the Company's intention to use these investment securities to provide working capital for its expanding ECM business.

         At September 30, 1997, the Company had net unrealized gains, net of applicable taxes, of $16,000. These net gains are included within equity. For the three months ended September 30, 1997, the Company had gross purchases of investment securities totaling $2,510,000 and gross sales of investment securities totaling $2,209,000.


         4) In August 1996, the Company formalized its plan to offer for sale its automotive operations. Accordingly, these operating results have been reclassified and reported as discontinued operations. In December 1996, the Company sold substantially all of the net assets and operations of the Sparton Engineered Products, Inc.-KPI Group (KPI) business unit. The KPI business, which included the former Sparton Engineered Products, Inc.-Lake Odessa Group, comprised approximately 80% of the automotive operations of the Company. This sale did not include the net assets and operations of the remaining automotive unit, Sparton Engineered Products, Inc.-Flora Group (Flora). Flora is actively being offered for sale. In December 1996, the Company recorded a reserve totaling $4,671,000 for the estimated costs of discontinuing it's automotive business including operating losses, the potential loss on sale of the Flora operations, and other associated costs. At September 30, 1997, approximately $2,879,000 of this reserve remained to cover such costs. Management does not anticipate such costs will exceed what was anticipated and recorded in December, 1996.

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

         Operating results of discontinued automotive operations are as follows for the three-month period ended September 30, 1996. Operating results for discontinued operations for the three-month period ended September 30, 1996 were classified as such through August 1996, the date the Company formalized its plan to offer for sale its automotive operations.

                                                   Three-Month
                                                      Period
                                                   -----------
                                                       1996
                                                   -----------
                Revenues                           $30,461,930
                                                   ===========

                Loss before income taxes           $  (200,720)

                Income tax credits                     (72,000)
                                                   -----------
                Net loss                           $  (128,720)
                                                   ===========

         5) Various litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are non-routine. The Company and its subsidiaries are also involved in certain compliance issues with the United States Environmental Protection Agency (EPA) and various state agencies, including being named as a potentially responsible party at several sites. Potentially responsible parties can be held jointly and severally liable for the cleanup costs at any specific site. The Company's past experience, however, has indicated that when it has contributed only deminimus amounts of material or waste to a specific site, its ultimate share of any cleanup costs has been very small. Based upon available information, and subject to the exception noted below, the Company believes it has contributed only deminimus amounts to those sites in which it is currently viewed a potentially responsible party.

         One of Sparton's facilities located in New Mexico has been the subject of ongoing investigations conducted with the EPA under the Resource Conservation and Recovery Act (RCRA). This EPA compliance issue is related to continuing operations, but involves its now largely idle facility. To date, this work has involved, among other things, on-site and off-site investigations of environmental impacts, negotiation and execution of an Administrative Order on Consent (AOC) with the EPA and the installation of some on-site groundwater recovery wells and air stripping equipment. A remedial investigation called for in the AOC has been completed and approved. In May 1996, Sparton submitted to the EPA a final Corrective Measures Study, based upon the results of its investigation, as required in the AOC. In June 1996, the EPA issued its final decision selecting remedies for corrective action at the site. The EPA estimated that the present value cost of its remedies would range from between $15,000,000 and $26,400,000 based on a 30-year time frame. In Sparton's judgment, the remedies proposed by the EPA are either unnecessary or technically impractical. Sparton is vigorously challenging the EPA's remedy selection and filed suit in Federal District Court in Dallas asserting that the EPA's decision on remedy selection violates the AOC. In September 1996, the EPA issued an Initial Administrative Order under RCRA ordering Sparton to undertake additional testing to justify implementing the remedy selected by the Agency in June 1996, and then implement that remedy. Sparton is vigorously contesting this action both judicially and administratively, and does not believe that the EPA has the authority to issue such an order.

         In February 1997, three lawsuits were filed against Sparton in Federal District Court in Albuquerque, one by the United States on behalf of the EPA, the second by the State of New Mexico and the third by the City of Albuquerque and the County of Bernalillo. All three actions allege that the impacts to soil and groundwater associated with Sparton's now idled facility present an imminent and substantial threat to human health or the environment. Through these lawsuits, the plaintiffs seek to compel Sparton to undertake additional testing and to implement the same remedy selected by the EPA in June of 1996 and referred to above. Sparton is vigorously contesting these actions on procedural and substantive grounds. In March 1997, the plaintiffs in these three lawsuits filed a motion for preliminary injunction. If this motion is granted, Sparton would be required to install additional monitoring wells and conduct acquifer testing at an estimated cost of $550,000. Sparton is opposing this motion. In July 1997, Sparton's action in Dallas was transferred to Federal District Court in Albuquerque and consolidated with the three lawsuits filed in February 1997.

         Sparton continues to seek regulatory acceptance of alternative remedies that it believes should adequately protect human health and the environment, but with costs in the first three to five years of operations ranging from $815,000 to $1,120,000. Acceptance of such a remedy, either by the plaintiffs or the courts, is uncertain. To date, Sparton has incurred approximately $7,000,000 since this contamination problem was first identified in the early 1980's. $3,000,000 of this amount has been recovered from insurance companies. A reserve was initiated in 1991 to cover the then estimated future minimum operating costs. For the three months ended September 30, 1997 and 1996, Sparton incurred costs of $124,000 and $362,000, respectively, principally related to legal and other defense costs. At September 30, 1997, the reserve to cover future minimum operating costs totaled $967,000. If a remedy is imposed on Sparton, other than the one it has proposed, the ultimate cleanup costs may significantly increase. There is no assurance that additional costs greater than the amount reserved will not be incurred or that changes in environmental laws or their interpretation will not require that additional amounts be spent. At this time, it is not possible to estimate the ultimate cost to resolve this matter.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following is management's discussion and analysis of certain significant events affecting the Company's earnings and financial condition during the periods included in the accompanying financial statements. The Company's continuing operations are in one line of business, namely the design, development and/or manufacture of electronic parts and assemblies for both government and commercial customers worldwide. In August 1996, the Company formalized its plan to offer for sale its automotive operations. Accordingly, these operations, formerly classified as the Automotive and Industrial Products segment, were reclassified and reported as discontinued operations.

The Private Securities Litigation Reform Act of 1995 reflects Congress' determination that the disclosures of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by corporate management. The following discussion about the Company's results of operations and financial condition contains forward-looking statements that involve risk and uncertainty. The Company notes that a variety of factors could cause the actual results to differ materially from anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, growth forecasts and results include, but are not limited to, fluctuations in U.S. and world economies, competition in the overall electronic contract manufacturing (ECM) business, Congressional budget outlays for sonobuoy development and production, Congressional legislation, changes in the interpretation of environmental laws, the uncertainties of environmental litigation and the availability of materials, production labor and management services under terms acceptable to the Company.



RESULTS OF OPERATIONS
---------------------

Sales for the three-month period ended September 30, 1997 were $32,366,000, a decrease of $914,000 (3%) from the corresponding period last year. While overall sales were expected to be somewhat weak in the quarter, actual revenues were below expectations as unanticipated delays were encountered in the start-up of several programs. Revenues decreased $416,000 (2%) to $28,159,000 at Sparton Electronics. While defense sales increased 10% over last year, commercial revenues decreased 9%. Sales decreased $281,000 (7%) to $3,982,000 at Sparton Technology. Revenues at Sparton of Canada totaled $605,000 for the three-month period, down $355,000 from last year. Two new program launches are scheduled for the second quarter, one each at Sparton Technology and Sparton of Canada.

An operating loss of $592,000 was reported for the three months ended September 30, 1997 compared to an operating loss of $36,000 last year. These results were consistent with expectations. Sparton Electronics had an operating profit of $533,000 in 1997 compared to $91,000 for the same period last year. These results reflect a more favorable product mix and lower general and administrative costs. Included within these operating results were adverse capacity variances of $833,000 caused by underutilized capacity at two production facilities. Sparton Technology reported an operating loss of $249,000 for the three-month period compared to an operating profit of $258,000 for the same period last year. These results were below expectations and primarily due to lower sales volume and an unfavorable product mix. Included within these results were charges against income of $250,000 in 1997 and $90,000 in 1996 related to the New Mexico environmental claim. The Canadian unit incurred an operating loss of $268,000 in 1997 compared to an operating loss of $403,000 last year. These results were consistent with internal expectations. Low sales volume continues to impact operations. Underutilized manufacturing capacity resulted in a charge of $212,000 to the Canadian operations.

Interest and Investment Income increased $456,000 to $530,000 in 1997 due to the investment of the sales proceeds from the December 1996 sale of the discontinued automotive operations. This sale is more fully described below. Interest Expense declined $407,000 to $1,000 in 1997. In December 1996, the Company used a portion of the proceeds from the sale of its automotive operations to eliminate short-term borrowings. Since December 1996, the Company has incurred substantially no interest expense. Other Income-Net was $574,000 in 1997 compared to Other Expense-Net of $10,000 for the corresponding three-month period last year. Included within 1997 Other Income-Net was a gain of $511,000 from the sale of equipment and other assets at the Canadian operating unit.

In August 1996, the Company formalized its plans to sell its automotive operations and accordingly reclassified and reported operating results as discontinued operations. Operating results from discontinued operations for the fiscal year ended June 30, 1997 were classified as such through August 1996. After provision for applicable income taxes, the Company reported a loss from discontinued automotive operations of $128,000 ($.02 per share) for the three months ended September 30, 1996. As more fully described in Note 4 to these financial statements, in December 1996, the Company sold substantially all of the net assets and operations of the Sparton Engineered Products, Inc.-KPI Group
(KPI) business unit for cash and retained ownership of certain assets and liabilities. The KPI sale included the former Sparton Engineered Products, Inc.-Lake Odessa Group. This sale did not include the net assets and operations of the remaining automotive unit, Sparton Engineered Products, Inc.-Flora Group (Flora). The Company is actively pursuing the sale of Flora. Reflected in the December 1996 after-tax gain of $31,587,000 on the sale of discontinued automotive operations was a charge of $4,671,000 for the estimated costs (including operating losses, the potential loss on sale and other costs) associated with the discontinued automotive operations. This charge represented the Company's best estimate of the costs, principally operating losses and other costs to be incurred by Flora through date of disposal. At September 30, 1997, approximately $2,879,000 of this reserve remained to cover these costs. Management does not anticipate that such costs will exceed what was anticipated and recorded in December 1996. The amounts that the Company ultimately incurs, however, could differ materially from the charge recorded.

The Company reported net income of $323,000 ($.04 per share) for the three months ended September 30, 1997 compared to a net loss of $371,000 ($.05 per share) for the corresponding period last year.

FINANCIAL POSITION
------------------

For the three-month period ended September 30, 1997, Cash and Cash Equivalents decreased $439,000 to $7,583,000. Operating activities provided $489,000 in net cash flows. Principal sources of cash flows from operating activities included continuing operations, decreases in inventories, and decreases in accounts receivable. Principal uses of cash flows from operating activities included reductions in accounts payable and the payment of income tax liabilities. Cash flows used by investing activities were $972,000, principally for the purchase of equipment. The Company will continue to strategically invest in additional property, plant and equipment to accommodate growth in the ECM business. Cash flows provided by financing activities were $45,000, primarily from the exercise of employee stock options.

As previously stated, the Company plans on using the proceeds from the sale of its automotive operations, after paying income taxes and other costs, to provide working capital for its expanding ECM business. To the extent not immediately used, these proceeds will continue to be invested in high quality marketable securities. The resulting interest and investment income, combined with a lack of interest expense, should favorably impact the Company's operations. It is uncertain, however, how long and to what extent this favorable non-operating income trend will continue. This trend is dependent upon how quickly the Company's ECM business grows as well as the emergence of alternate uses for these proceeds. No dividends were declared in either period presented. At September 30, 1997, the Company had $85,679,000 in recorded shareowners' equity, $69,014,000 in working capital, and a 4.63:1.00 working capital ratio.

OTHER
-----

Various litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are non-routine. The Company and its subsidiaries are also involved in certain compliance issues with the United States Environmental Protection Agency (EPA) and various state agencies, including being named as a potentially responsible party at several sites. Potentially responsible parties can be held jointly and severally liable for the cleanup costs at any specific site. The Company's past experience, however, has indicated that when it has contributed only deminimus amounts of material or waste to a specific site, its ultimate share of any cleanup costs has been very small. Based upon available information, and subject to the exception noted below, the Company believes it has contributed only deminimus amounts to those sites in which it is currently viewed a potentially responsible party.

One of Sparton's facilities located in New Mexico has been the subject of ongoing investigations conducted with the EPA under the Resource Conservation and Recovery Act (RCRA). This EPA compliance issue is related to continuing operations, but involves its now largely idle facility. To date, this work has involved, among other things, on-site and off-site investigations of environmental impacts, negotiation and execution of an Administrative Order on Consent (AOC) with the EPA and the installation of some on-site groundwater recovery wells and air stripping equipment. A remedial investigation called for in the AOC has been completed and approved. In May 1996, Sparton submitted to the EPA a final Corrective Measures Study, based upon the results of its investigation, as required in the AOC. In June 1996, the EPA issued its final decision selecting remedies for corrective action at the site. The EPA estimated that the present value cost of its remedies would range from between $15,000,000 and $26,400,000 based on a 30-year time frame. In Sparton's judgment, the remedies proposed by the EPA are either unnecessary or technically impractical. Sparton is vigorously challenging the EPA's remedy selection and filed suit in Federal District Court in Dallas asserting that the EPA's decision on remedy selection violates the AOC. In September 1996, the EPA issued an Initial Administrative Order under RCRA ordering Sparton to undertake additional testing to justify implementing the remedy selected by the Agency in June 1996, and then implement that remedy. Sparton is vigorously contesting this action both judicially and administratively, and does not believe that the EPA has the authority to issue such an order.

In February 1997, three lawsuits were filed against Sparton in Federal District Court in Albuquerque, one by the United States on behalf of the EPA, the second by the State of New Mexico, and the third by the City of Albuquerque and the County of Bernalillo. All three actions allege that the impacts to soil and groundwater associated with Sparton's now idled facility present an imminent and substantial threat to human health or the environment. Through these lawsuits, the plaintiffs seek to compel Sparton to undertake additional testing and to implement the same remedy selected by the EPA in June of 1996 and referred to above. Sparton is vigorously contesting these actions on procedural and substantive grounds. In March 1997, the plaintiffs in these three lawsuits filed a motion for preliminary injunction. If this motion is granted, Sparton would be required to install additional monitoring wells and conduct acquifer testing at an estimated cost of $550,000. Sparton is opposing this motion. In July 1997 Sparton's action in Dallas was transferred to Federal District Court in Albuquerque and consolidated with the three lawsuits filed in February 1997.

Sparton continues to seek regulatory acceptance of alternative remedies that it believes should adequately protect human health and the environment, but with costs in the first three to five years of operations ranging from $815,000 to $1,120,000. Acceptance of such a remedy, either by the plaintiffs or the courts, is uncertain. To date, Sparton has incurred approximately $7,000,000 since this contamination problem was first identified in the early 1980's. $3,000,000 of this amount has been recovered from insurance companies. A reserve was initiated in 1991 to cover the then estimated future minimum operating costs. For the three months ended September 30, 1997 and 1996, Sparton incurred costs of $124,000 and $362,000, respectively, principally related to legal and other defense costs. At September 30, 1997, the reserve to cover future minimum operating costs totaled $967,000. If a remedy is imposed on Sparton, other than the one it has proposed, the ultimate cleanup costs may significantly increase.

There is no assurance that additional costs greater than the amount reserved will not be incurred or that changes in environmental laws or their interpretation will not require that additional amounts be spent. At this time, it is not possible to estimate the ultimate cost to resolve this matter.

The Company's sales of sonobuoys, principally to the U.S. Navy, have declined dramatically from the levels of the early 1990's. The Company has chosen to focus on electronic contract manufacturing which will utilize its existing technological and manufacturing capabilities, primarily in the U.S. and Canadian ECM markets. The Company's experience indicates that significant commercial electronics opportunities exist. As with any change of this magnitude, unanticipated problems can be reasonably expected to occur. Because of the many new customers and markets involved, management continues to be challenged in its attempts to forecast near-term sales and margins with accuracy (see reference above regarding forward-looking information). Investors should be aware of this uncertainty and make their own independent evaluation.

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

(b)  Reports on Form 8-K filed in the First Quarter of Fiscal 1998:  None



SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SPARTON CORPORATION
                                      -------------------
                                      Registrant

Date:    November 12, 1997            /s/  John J. Smith
         ------------------           ----------------------------------
                                      John J. Smith, Chairman of the Board of
                                      Directors and Chief Executive Officer

Date:    November 12, 1997            /s/  Richard Langley
         ------------------           ----------------------------------
                                      Richard Langley, Vice President/Treasurer
                                      and Principal Financial Officer