Form 10-Q
period 1997-12-31
SPARTON CORP
filed 1998-02-12
CIK 92679

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 1-1000

                               SPARTON CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     Ohio                                     38-1054690
         -------------------------------                   ----------------
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                    Identification No.)

 2400 East Ganson Street, Jackson, Michigan                        49202
 ------------------------------------------                     ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of January 31, 1998 was 7,828,090.



                               SPARTON CORPORATION
                                      INDEX

Financial Statements:                                                                    Page No.
                                                                                         --------

   Condensed Consolidated Balance Sheet - December 31 and June 30, 1997                      3

   Condensed Consolidated Statement of Operations - Three-Month and Six-Month
   Periods ended December 31, 1997 and 1996                                                  4

   Condensed Consolidated Statement of Cash Flows - Six-Month Periods ended
   December 31, 1997 and 1996                                                                5

   Notes to Condensed Consolidated Financial Statements                                      7

Management's Discussion and Analysis of Financial Condition and Results of Operations       10

Other Information and Signatures                                                            15

                     SPARTON CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Balance Sheet (Unaudited)
                        December 31 and June 30, 1997

                                                                                          December 31      June 30
                                                                                         ------------   ------------
                                    ASSETS
Current assets:
  Cash and cash equivalents                                                              $ 10,825,393   $  8,021,620
  Investment securities                                                                    21,185,048     21,926,849
  Income taxes recoverable                                                                  2,480,727           --
  Accounts receivable                                                                      18,671,283     24,800,904
  Inventories and costs on contracts in progress,
     less progress payments of $ 7,419,000 at December 31, 1997
     ($2,198,000 at June 30, 1997)                                                         26,350,072     29,662,787
  Prepaid expenses                                                                          3,143,975      3,391,094
  Current assets of discontinued automotive operations                                      7,559,885      8,175,772
                                                                                         ------------   ------------
          Total current assets                                                             90,216,383     95,979,026

Other assets                                                                                5,055,802      5,118,524

Property, plant and equipment - net                                                        10,623,288      9,372,526

Noncurrent assets, principally property, plant and
  equipment, of discontinued automotive operations - net                                    3,462,322      3,707,011
                                                                                         ------------   ------------

          Total assets                                                                   $109,357,795   $114,177,087
                                                                                         ============   ============

                       LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
  Accounts payable                                                                       $  8,411,696   $ 12,219,845
  Taxes on income                                                                                --        2,080,513
  Accrued liabilities                                                                       8,977,601      8,294,118
  Current liabilities of discontinued automotive operations                                 3,730,692      4,623,617
                                                                                         ------------   ------------
          Total current liabilities                                                        21,119,989     27,218,093

Deferred income taxes                                                                       1,571,500      1,571,500

Other liabilities of discontinued automotive operations                                        94,765        145,044

Shareowners' equity:
  Common stock - 7,828,090 shares outstanding at December 31,1997
      (7,818,090 at June 30,1997) after deducting 106,622 shares at
      December 31, 1997 (116,622 at June 30, 1997) in treasury                              9,785,112      9,772,613
  Capital in excess of par value                                                              494,427        440,677
  Retained earnings                                                                        76,292,002     75,029,160
                                                                                         ------------   ------------
          Total shareowners' equity                                                        86,571,541     85,242,450
                                                                                         ------------   ------------

          Total liabilities and shareowners' equity                                      $109,357,795   $114,177,087
                                                                                         ============   ============

See accompanying notes

                      SPARTON CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statement of Operations (Unaudited)
   For the Three-Month and Six-Month Periods ended December 31, 1997 and 1996

                                                   Three-Month Periods             Six-Month Periods
                                              ----------------------------    ----------------------------
                                                   1997           1996            1997            1996
                                              ------------    ------------    ------------    ------------
Net sales                                     $ 34,865,638    $ 32,875,199    $ 67,231,741    $ 66,155,484
Costs and expenses                              33,867,773      32,678,780      66,826,291      65,994,763
                                              ------------    ------------    ------------    ------------
                                                   997,865         196,419         405,450         160,721
Other income (expense):
   Interest and investment income                  403,107         143,339         933,551         217,367
   Interest expense                                   --          (473,422)           (720)       (881,084)
   Other - net                                     (15,784)         (8,360)        558,561         (18,270)
                                              ------------    ------------    ------------    ------------


Income (loss) from continuing operations
  before income taxes (credits)                  1,385,188        (142,024)      1,896,842        (521,266)

Provision (credit) for income taxes                513,000         (57,000)       (702,000)       (194,000)
                                              ------------    ------------    ------------    ------------


Income (loss) from continuing operations           872,188         (85,024)      1,194,842        (327,266)

Loss from discontinued automotive
   operations, net income tax credits of
   $72,000                                            --              --              --          (128,720)


Gain on sale of discontinued automotive
   operations, including provision of
   $2,363,000 for operating losses and
   other costs of operations not sold as of
   December 31, 1997, net of applicable
   income taxes of $18,551,000                           .      31,587,357               .      31,587,357
                                              ------------    ------------    ------------    ------------
                                                      -- .     31,587,357             -- .      31,458,637
                                              ------------    ------------    ------------    ------------

Net income                                    $    872,188    $ 31,502,333    $  1,194,842    $ 31,131,371
                                              ============    ============    ============    ============


Information per share of common stock:
   Continuing operations                            $ 0.11         $ (0.01)         $ 0.15         $ (0.04)
   Discontinued operations                             - .            4.04             - .            4.02
                                                    ------         -------          ------         -------
   Net income                                       $ 0.11         $  4.03          $ 0.15         $  3.98
                                                    ======         =======          ======         =======

   Dividends                                        $ -0-.         $ -0- .          $ -0-.         $ -0- .
                                                    ======         =======          ======         =======




                                       4
See accompanying notes

                      SPARTON CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statement of Cash Flows
                   (Unaudited) For the Six-Month Periods ended
                           December 31, 1997 and 1996

                                                                                     1997              1996
                                                                                -------------     --------------
Cash flows provided (used) by operating activities:
  Income (loss) from continuing operations                                       $  1,194,842       $   (327,266)
  Add non-cash items affecting continuing operations:
   Depreciation                                                                       887,043            774,433
   Deferred compensation                                                                 -- .            107,615
                                                                                -------------     --------------
                                                                                    2,081,885            554,782
  Add (deduct) changes in operating assets and liabilities:
   Accounts receivable                                                              6,129,621           (319,454)
   Inventories                                                                      3,312,715          4,684,601
   Other                                                                              998,602            809,754
   Taxes on income                                                                 (2,080,513)          (547,377)
   Income taxes recoverable                                                        (2,480,727)         2,274,221
   Deferred compensation                                                                 --           (2,288,518)
   Accounts payable                                                                (3,808,149)        (3,029,344)
                                                                                -------------      -------------
  Net cash provided by continuing operations                                        4,153,434          2,138,665
  Cash flow provided by discontinued operations                                       189,124          1,140,499
                                                                                -------------      -------------
                                                                                    4,342,558          3,279,164
Cash flows provided (used) by investing activities:
  Proceeds from sale of discontinued operations                                          --           78,829,062
  Purchases of investment securities-net                                              741,801               --
  Noncurrent other assets                                                              62,722           (361,273)
  Purchases of property, plant and equipment-net                                   (2,137,805)        (2,222,062)
  Discontinued operations, principally purchases of property,
   plant and equipment-net                                                           (221,473)          (213,329)
                                                                                -------------      -------------
                                                                                   (1,554,755)        76,032,398

Cash flows provided (used) by financing activities:
  Decrease in notes payable                                                              --          (33,594,225)
  Decrease in long-term obligations                                                      --              (75,000)
  Common stock transactions from exercise of stock options                             66,249             46,377
  Discontinued operations, decrease in long-term obligations                          (50,279)           (42,885)
                                                                                -------------     --------------
                                                                                       15,970        (33,665,733)
                                                                                -------------     --------------

Increase in cash and cash equivalents                                               2,803,773         45,645,829

Cash and cash equivalents at beginning of period                                    8,021,620            718,363
                                                                                -------------     --------------

Cash and cash equivalents at end of period                                       $ 10,825,393       $ 46,364,192
                                                                                =============     ==============





See accompanying notes

                      SPARTON CORPORATION AND SUBSIDIARIES
     Condensed Consolidated Statement of Cash Flows (Unaudited) - Continued
           For the Six-Month Periods ended December 31, 1997 and 1996

                                                                                         1997                  1996
                                                                                     ------------          -----------

Supplemental disclosures of cash flow information:

Cash paid (refunded) during the period for:
  Interest expense                                                                    $    1,000           $ 1,284,000
                                                                                      ==========           ===========

  Income taxes                                                                        $6,175,000           $(2,009,000)
                                                                                      ==========           ===========



Supplemental schedule of noncash investing activities:

  For the six months ended December 31, 1996, the Company had noncash transactions relating to the sale of discontinued automotive operations totaling $23,565,000. These noncash transactions consisted of income tax liabilities of $18,551,000, a provision for operating losses and other costs of operations not yet sold of $3,250,000, and various other assets and liabilities of $1,764,000.

See accompanying notes

                      SPARTON CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         1) The accompanying condensed consolidated balance sheet at December 31, 1997, and the related condensed consolidated statements of operations and cash flows for the three-month and six-month periods ended December 31, 1997 and 1996 are unaudited, but include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of such financial statements. The results of operations for the six-month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the full fiscal year.

         2) Earnings per share are computed using the weighted average number of shares outstanding. For the three-month periods, average shares outstanding were 7,828,090 in 1997 and 7,818,142 in 1996; for the six-month periods, 7,825,590 in
1997 and 7,814,756 in 1996.

         3) Cash and cash equivalents consist of demand deposits and other highly liquid investments with an original maturity date of less than three months.

         The Company has had investment securities since January 1997. A large majority of the investment portfolio had an original maturity date of less than two years and a daily market exists for all the investment securities. The Company believes that the impact of fluctuations in interest rates on its investment portfolio should not have a material impact on financial position or results of operations. It is the Company's intention to use these investment securities to provide working capital for its expanding ECM business.

         At December 31, 1997, the Company had net unrealized gains, net of applicable taxes, of $36,000. These net gains are included within equity. For the six months ended December 31, 1997, the Company had gross purchases of investment securities totaling $3,760,000 and gross sales of investment securities totaling $4,329,000.

         4) In August 1996, the Company formalized its plan to offer for sale its automotive operations. Accordingly, these operating results have been reclassified and reported as discontinued operations. In December 1996, the Company sold substantially all of the net assets and operations of the Sparton Engineered Products, Inc.-KPI Group (KPI) business unit. The KPI business, which included the former Sparton Engineered Products, Inc.-Lake Odessa Group, comprised approximately 80% of the automotive operations of the Company. This sale did not include the net assets and operations of the remaining automotive unit, Sparton Engineered Products, Inc.-Flora Group (Flora). Flora is actively being offered for sale. In December 1996, the Company recorded a reserve totaling $4,671,000 for the estimated costs of discontinuing it's automotive business including operating losses, the potential loss on sale of the Flora operations, and other associated costs. At December 31, 1997, approximately $2,363,000 of this reserve remained to cover such costs. Management does not anticipate such costs will exceed what was anticipated and recorded in December, 1996.

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

         Operating results of discontinued automotive operations are as follows for the six-month period ended December 31, 1996. Operating results for discontinued operations for the six-month period ended December 31,

1996 were classified as such through August 1996, the date the Company formalized its plan to offer for sale its automotive operations.

                                                         Six-month Period
                                                           -----------
                                                              1996
                                                           -----------

                       Revenues                           $30,461,930
                                                          ============

                       Loss before income taxes           $   (200,720)

                       Income tax credits                      (72,000)
                                                          ------------

                       Net loss                           $   (128,720)
                                                          ============


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

         In February 1997, three lawsuits were filed against Sparton in Federal District Court in Albuquerque, one by the United States on behalf of the EPA, the second by the State of New Mexico and the third by the City of Albuquerque and the County of Bernalillo. All three actions allege that the impacts to soil and groundwater associated with Sparton's now idled facility present an imminent and substantial threat to human health or the environment. Through these lawsuits, the plaintiffs seek to compel Sparton to undertake additional testing and to implement the same remedy selected by the EPA in June of 1996 and referred to above. Sparton is vigorously contesting these actions on procedural and substantive grounds. In March 1997, the plaintiffs in these three lawsuits filed a motion for preliminary injunction. If this motion is granted, Sparton would be required to install additional monitoring wells and conduct acquifer testing at an estimated cost of $550,000. Sparton is opposing this motion. In July 1997, Sparton's action in Dallas was transferred to Federal District Court in Albuquerque and consolidated with the three lawsuits filed in February 1997. No action has been taken on the request for a preliminary injunction and no hearing date has been set. The parties to all of the actions in Federal District Court were recently instructed to develop a schedule for getting all matters ready for trial. No trial date has been set, nor has discovery begun.

         Sparton continues to seek regulatory acceptance of alternative remedies that it believes should adequately protect human health and the environment, but with costs in the first three to five years of operations ranging from $815,000 to $1,120,000. Acceptance of such a remedy, either by the plaintiffs or the courts, is uncertain. To date, Sparton has incurred approximately $7,200,000 since this contamination problem was first identified in the early 1980's. $3,000,000 of this amount has been recovered from insurance companies. A reserve was initiated in 1991 to cover the then estimated future minimum operating costs. For the six months ended December 31, 1997 and 1996, Sparton incurred costs of $353,000 and $506,000, respectively, principally related to legal and other defense costs. At December 31, 1997, the reserve to cover future minimum operating costs totaled $1,168,000. If a remedy is imposed on Sparton, other than the one it has proposed, the ultimate cleanup costs may significantly increase. There is no assurance that additional costs greater than the amount reserved will not be incurred or that changes in environmental laws or their interpretation will not require that additional amounts be spent. At this time, it is not possible to estimate the ultimate cost to resolve this matter.

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

The Private Securities Litigation Reform Act of 1995 reflects Congress' determination that the disclosures of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by corporate management. The following discussion about the Company's results of operations and financial condition contains forward-looking statements that involve risk and uncertainty. The Company notes that a variety of factors could cause the actual results to differ materially from anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, growth forecasts and results include, but are not limited to, fluctuations in U. S. and world economies, competition in the overall electronic contract manufacturing (ECM) business, Congressional budget outlays for sonobuoy development and production, Congressional legislation, changes in the interpretation of environmental laws, the uncertainties of environmental litigation and the availability of materials, production labor and management services under terms acceptable to the Company.

RESULTS OF OPERATIONS
---------------------

Six-Month Periods
-----------------

Sales for the six-month period ended December 31, 1997 were $67,232,000, and increase of $1,076,000 (2%) from the corresponding six-month period last year. While revenues increased very slightly from the prior period, they were below expectations as unanticipated delays were encountered in the start-up of several programs. Sales increased $913,000 (2%) to $57,491,000 at Sparton Electronics. Defense-related revenues increased 4%, while commercial revenues were flat compared to the same period last year. Revenues increased at Sparton Technology by $882,000 (11%) to $9,123,000, primarily due to the start-up of a new program as well as additional business with several existing customers. This sales level, however, was below management's expectations. Revenues at Sparton of Canada totaled $1,219,000, down $930,000 from the same period last year and below expectations, primarily due to the delay of a scheduled program launch.

An operating profit of $405,000 was reported for the six-month period ended December 31, 1997 compared to $161,000 for the same period last year. These results were consistent with internal expectations. Sparton Electronics reported an operating profit of $2,093,000 for the current period compared to $214,000 for the same period last year. These improved operating results reflect a more favorable product mix and lower general and administrative costs. Included within these operating results were adverse capacity variances of $1,161,000 caused by underutilized capacity at two production facilities. Sparton Technology incurred an operating loss of $30,000 compared to operating income of $322,000 last year. Included within these results were charges totaling $554,000 in the current period and $210,000 last year related to the environmental claim previously discussed on pages 8 and 9. Without consideration of the effects of environmental costs, operating results were below expectations, primarily due to an unfavorable product mix. The Canadian unit incurred an operating loss of $528,000 compared to a loss of $721,000 last year. These results were consistent with management's expectations as low sales volume continues to impact operations. Underutilized manufacturing capacity resulted in a current charge of $347,000 to the Canadian operations.

Interest and Investment Income increased $717,000 to $934,000 for the six-month period ended December 31, 1997 due to the investment of the sales proceeds from the December 1996 sale of the discontinued automotive operations. This sale is more fully described below and in Note 4 to these financial statements. Interest Expense declined from $881,000 last year to $1,000 for the current period. In December 1996, the Company used a portion of the proceeds from the sale of its automotive operations to eliminate short-term borrowings. Since December 1996, the Company has incurred substantially no interest expense. Other Income-Net was $559,000 for the current six-month period compared to Other Expense-Net of $18,000 last year. Included within the current period Other Income-Net was a gain of $511,000 from the sale of equipment and other assets at the Canadian operating unit. After provision for applicable income taxes, the Company reported income from continuing operations of $1,195,000 ($0.15 per share) for the six-month period ended December 31, 1997 compared to a loss from continuing operations of $327,000 ($0.04 per share) for the same period last year.

In August 1996, the Company formalized its plans to sell its automotive operations and accordingly reclassified and reported operating results as discontinued operations. Operating results from discontinued operations for the fiscal year ended June 30, 1997 were classified as such through August 1996. After provision for applicable income taxes, the Company reported a loss from discontinued automotive operations of $128,000 for the six months ended December 31, 1996. In addition, as described more fully below, the Company reported in December 1996, a gain on sale of discontinued operations of $31,587,000, net of applicable income taxes. The Company reported net income of $1,195,000 ($0.15 per share) for the six months ended December 31, 1997 compared to net income of $31,131,000 ($3.98 per share) for the same period last year.

Three-Month Periods
-------------------

Sales for the three-month period ended December 31, 1997 were $34,866,000, an increase of $1,991,000 (6%) compared to the same quarter last year. Revenues at Sparton Electronics were $29,332,000, an increase of $1,329,000 (5%) from the same period last year, primarily due to increased defense shipments. Overall sales were within management's expectations. Revenues at Sparton Technology were $5,140,000, up $1,163,000 (29%) when compared to the previous year, primarily due to a new contract started late in the first quarter. At the Canadian unit, revenues were $614,000 for the current period compared to $1,189,000 for the same period last year. This unit continues to be challenged in replacing lost government defense sales with profitable ECM opportunities.

Operating income of $998,000 was reported for the three months ended December 31, 1997 compared to $196,000 for the same period last year. These current operating results were consistent with management's expectations. Sparton Electronics reported an operating profit of $1,560,000 for the current three-month period compared to $123,000 last year. These results were primarily due to the previously mentioned factors of a more favorable product mix and reduced general and administrative costs. Included within these current three-month results were adverse capacity variances of $328,000 caused by underutilized capacity at two production facilities. Sparton Technology had an operating profit of $220,000 for the current three-month period compared to $64,000 last year and Sparton of Canada incurred an operating loss of $223,000. Higher sales volume at Sparton Technology was the primary reason for these favorable operating results, while the continued low revenue levels at the Canadian unit was responsible for the operating loss.

Interest and Investment Income increased to $403,000 for the three-month period ended December 31, 1997 compared to $143,000 last year due to the previously discussed investment of the sales proceeds from the discontinued automotive operations. There was no Interest Expense for the current period compared to $473,000 last year. As previously discussed, in December 1996 the Company used a portion of the proceeds from the sale of its automotive operations to eliminate short-term borrowings. After provision for applicable income taxes, the Company reported income from continuing operations of $872,000 ($0.11 per share) for the three-month period ended December 31, 1997, compared to a loss from continuing operations of $85,000 ($0.01 per share) for the corresponding period last year.

As previously discussed, the Company formalized its plans in August 1996 to sell its automotive operations, and accordingly reclassified and reported operating results as discontinued operations through August 1996. Operating results from discontinued operations after this date were therefor included as part of the gain on sale recorded. As more fully described in Note 4 to these financial statements, the Company sold substantially all of the net assets and operations of the Sparton Engineered Products, Inc.-KPI Group (KPI) business unit in December 1996 for cash and retained ownership of certain assets and liabilities. The KPI sale included the former Sparton Engineered Products, Inc.-Lake Odessa Group. This sale did not include the net assets and operations of the remaining automotive unit, Sparton Engineered Products, Inc.-Flora Group (Flora). The Company is actively pursuing the sale of Flora. Reflected in the December 1996 after-tax gain of $31,587,000 on the sale of discontinued automotive operations was a charge of $4,671,000 for the estimated costs (including operating losses, the potential loss on sale and other costs) associated with the discontinued automotive operations. This charge represented the Company's best estimate of the costs, principally operating losses and other costs to be incurred by Flora through the date of disposal. At December 31, 1997, approximately $2,363,000 of this reserve remained to cover these costs. Management does not anticipate that such costs will exceed what was anticipated and recorded in December 1996. The amounts that the Company ultimately incurs, however, could differ materially from the charge recorded. After provision for applicable income taxes, the Company reported a gain from discontinued operations of $31,587,000 ($4.04 per share) for the three-month period ended December 31, 1997.

The Company reported net income of $872,000 ($0.11 per share) for the three-month period ended December 31, 1997 compared to a net income of $31,502,000 ($4.03 per share) for the same period last year.

FINANCIAL POSITION
------------------

For the six-month period ended December 31, 1997, Cash and Cash Equivalents increased $2,804,000 to $10,825,000. Operating activities provided $4,343,000 in net cash flows. Principal sources of cash flows from operating activities included decreases in accounts receivable, decreases in inventories, and income from continuing operations. Principle uses were decreases in accounts payable and changes in income tax assets and liabilities. Cash flows used by investing activities were $1,555,000, principally for the purchase of equipment. The Company will continue to strategically invest in additional property, plant, and equipment to accommodate growth in the ECM business. Cash flows provided by financing activities were $16,000, primarily from the exercise of employee stock options.

As previously stated, the Company plans on using the proceeds from the sale of its automotive operations, after paying income taxes and other costs, to provide working capital for its expanding ECM business. To the extent not immediately used, these proceeds will continue to be invested in high quality marketable securities. The resulting interest and investment income, combined with a lack of interest expense, should favorably impact the Company's operations. It is uncertain, however, how long and to what extent this favorable non-operating income trend will continue. This trend is dependent upon how quickly the Company's ECM business grows as well as the emergence of alternate uses for these proceeds. No dividends were declared in any of the periods presented. At December 31, 1997, the Company had $86,572,000 ($11.06 per share) in recorded shareowners' equity, $69,096,000 in working capital, and a 4.27:1.00 working capital ratio.

OTHER
-----

Impact of Year 2000
-------------------

The Year 2000 Issue is the result of many older computer programs being written using two digits rather than four to define the applicable year. A computer program that has time-sensitive software may recognize a date using

"00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Sparton Electronics implemented a new business information system in the summer of 1997, to further enhance the Company's competitive position. This system, called Manufacturing Total Management System (MTMS), will enable information to be shared between all of Sparton's manufacturing locations. The information system is presently being implemented throughout the remainder of the Company's management units with full implementation scheduled for completion by December 31, 1998. The decision to purchase and implement MTMS was independent of the Year 2000 issue. The Company believes that implementation of MTMS will render its internal information systems Year 2000 compliant and with no disruptions in operations. With respect to suppliers and customers software being year 2000 compliant, the Company does not believe that there is sufficient integration or dependency of such software to cause a material impact on the Company's business operating systems or processes.

A large majority of the Company's revenues are generated in the ECM and government defense areas, where products are built to contract specifications, dictated by the customer using a customer-owned design. As these products are non-proprietary in nature, the Company believes that potential Year 2000 problems, if any, associated with these products are the customer's responsibility. Regarding proprietary products, the Company has completed an assessment of both current and past products. Corrective measures for current products have been completed where applicable. Corrective measures for past products have been identified, where applicable, and affected customers notified.

Litigation
----------

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

In February 1997, three lawsuits were filed against Sparton in Federal District Court in Albuquerque, one by the United States on behalf of the EPA, the second by the State of New Mexico, and the third by the City of Albuquerque and the County of Bernalillo. All three actions allege that the impacts to soil and groundwater associated with Sparton's now idled facility present an imminent and substantial threat to human health or the environment. Through these lawsuits, the plaintiffs seek to compel Sparton to undertake additional testing and to implement the same remedy selected by the EPA in June of 1996 and referred to above. Sparton is vigorously contesting these actions on procedural and substantive grounds. In March 1997, the plaintiffs in these three lawsuits filed a motion for preliminary injunction. If this motion is granted, Sparton would be required to install additional monitoring wells and conduct acquifer testing at an estimated cost of $550,000. Sparton is opposing this motion. In July 1997 Sparton's action in Dallas was transferred to Federal District Court in Albuquerque and consolidated with the three lawsuits filed in February 1997. No action has been taken on the request for a preliminary injunction and no hearing date has been set. The parties to all of the actions in Federal District Court were recently instructed to develop a schedule for getting all matters ready for trial. No trial date has been set, nor has discovery begun.

Sparton continues to seek regulatory acceptance of alternative remedies that it believes should adequately protect human health and the environment, but with costs in the first three to five years of operations ranging from $815,000 to $1,120,000. Acceptance of such a remedy, either by the plaintiffs or the courts, is uncertain. To date, Sparton has incurred approximately $7,200,000 since this contamination problem was first identified in the early 1980's. $3,000,000 of this amount has been recovered from insurance companies. A reserve was initiated in 1991 to cover the then estimated future minimum operating costs. For the six months ended December 31, 1997 and 1996, Sparton incurred costs of $353,000 and $506,000, respectively, principally related to legal and other defense costs. At December 31, 1997, the reserve to cover future minimum operating costs totaled $1,168,000. If a remedy is imposed on Sparton, other than the one it has proposed, the ultimate cleanup costs may significantly increase. There is no assurance that additional costs greater than the amount reserved will not be incurred or that changes in environmental laws or their interpretation will not require that additional amounts be spent. At this time, it is not possible to estimate the ultimate cost to resolve this matter.

Challenges of the Electronics Contract Manufacturing Business
-------------------------------------------------------------

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

(b)  Reports on Form 8-K filed in the Second Quarter of Fiscal 1998:  None

SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SPARTON CORPORATION
                                       -------------------
                                       Registrant

Date:   February 12, 1998              /s/ David W. Hockenbrocht
        ------------------             -----------------------------------------
                                       David W. Hockenbrocht, President

Date:   February 12, 1998              /s/ Richard Langley
        ------------------             -----------------------------------------
                                       Richard Langley, Vice President/Treasurer
                                       and Principal Financial Officer