Form 10-Q
period 1998-03-31
SPARTON CORP
filed 1998-05-11
CIK 92679

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 1-1000


                               SPARTON CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                 Ohio                                       38-1054690
     ------------------------------                     -------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)



2400 East Ganson Street, Jackson, Michigan                     49202
------------------------------------------                    -------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of April 30, 1998 was 7,828,090.

                               SPARTON CORPORATION
                                      INDEX



Financial Statements:                                                                                    Page No.
                                                                                                         --------

         Condensed Consolidated Balance Sheet - March 31, 1998 and June 30, 1997                            3

         Condensed Consolidated Statement of Income - Three-month and Nine-month
         Periods ended March 31, 1998 and 1997                                                              4

         Condensed Consolidated Statement of Cash Flows - Nine-month Periods ended
         March 31, 1998 and 1997                                                                            5

         Notes to Condensed Consolidated Financial Statements                                               7

Management's Discussion and Analysis of Financial Condition and Results of Operations                      10

Other Information and Signatures                                                                           14

                      SPARTON CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Balance Sheet (Unaudited)
                        March 31, 1998 and June 30, 1997

                                                                                    March 31          June 30
                                                                                  ------------      ------------
                                    ASSETS
Current assets:
  Cash and cash equivalents                                                       $ 10,493,492      $  8,021,620
  Investment securities                                                             22,503,026        21,926,849
  Accounts receivable                                                               17,667,746        24,800,904
  Inventories and costs on contracts in progress,
     less progress payments of $2,842,000 at March 31, 1998
     ($2,198,000 at June 30, 1997)                                                  27,337,621        29,662,787
  Prepaid expenses                                                                   3,307,218         3,391,094
  Current assets of discontinued automotive operations                               9,013,875         8,175,772
                                                                                  ------------      ------------
          Total current assets                                                      90,322,978        95,979,026

Other assets                                                                         5,022,402         5,118,524

Property, plant and equipment - net                                                 11,053,686         9,372,526

Noncurrent assets, principally property, plant and
  equipment, of discontinued automotive operations - net                             3,432,359         3,707,011
                                                                                  ------------      ------------

          Total assets                                                            $109,831,425      $114,177,087
                                                                                  ============      ============

                       LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Accounts payable                                                                $  7,000,634      $ 12,219,845
  Taxes on income                                                                      862,934         2,080,513
  Accrued liabilities                                                                8,664,518         8,294,118
  Current liabilities of discontinued automotive operations                          3,875,627         4,623,617
                                                                                  ------------      ------------
          Total current liabilities                                                 20,403,713        27,218,093

Deferred income taxes                                                                1,571,500         1,571,500

Other liabilities of discontinued automotive operations                                116,206           145,044

Shareowners' equity:
  Common stock - 7,828,090 shares outstanding at March 31,1998 (7,818,090 at
      June 30,1997) after deducting 106,622 shares at
      March 31, 1998 (116,622 at June 30, 1997) in treasury                          9,785,112         9,772,613
  Capital in excess of par value                                                       494,427           440,677
  Retained earnings                                                                 77,460,467        75,029,160
                                                                                  ------------      ------------
          Total shareowners' equity                                                 87,740,006        85,242,450
                                                                                  ------------      ------------

          Total liabilities and shareowners' equity                               $109,831,425      $114,177,087
                                                                                  ============      ============

See accompanying notes

                      SPARTON CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statement of Income (Unaudited)
    For the Three-month and Nine-month Periods ended March 31, 1998 and 1997


                                                                 Three-month Periods                    Nine-month Periods
                                                          --------------------------------      --------------------------------
                                                               1998               1997               1998               1997
                                                          -------------      -------------      -------------      -------------

Net sales                                                 $  41,901,535      $  31,866,062      $ 109,133,276      $  98,021,546
Costs and expenses                                           40,423,070         31,716,831        107,249,361         97,711,594
                                                          -------------      -------------      -------------      -------------
                                                              1,478,465            149,231          1,883,915            309,952
Other income (expense):
   Interest and investment income                               433,486            585,747          1,367,037            803,114
   Interest expense                                                                 (3,039)              (720)          (884,123)
   Other - net                                                   (2,486)             6,476            556,075            (11,794)
                                                          -------------      -------------      -------------      -------------

Income from continuing operations before income               1,909,465            738,415          3,806,307            217,149
   taxes

Provision for income taxes                                      706,000            273,000          1,408,000             79,000
                                                          -------------      -------------      -------------      -------------

Income from continuing operations                             1,203,465            465,415          2,398,307            138,149

Discontinued operations:
   Loss from discontinued automotive
     operations, net of applicable income tax credits                 -                  -                  -           (128,720)

   Gain on sale of discontinued automotive
     operations, net of applicable income taxes                       -                  -                  -
     of $18,551,000                                                   -                  -                  -         31,587,357
                                                          -------------      -------------      -------------      -------------

Net income                                                $   1,203,465      $     465,415      $   2,398,307      $  31,596,786
                                                          =============      =============      =============      =============


Basic and diluted earnings per share:
   Continuing operations                                  $        0.15      $        0.06      $        0.30      $        0.02
   Discontinued operations                                            -                  -                  -               4.02
                                                          -------------      -------------      -------------      -------------
   Net income                                             $        0.15      $        0.06      $        0.30      $        4.04
                                                          =============      =============      =============      =============

Dividends per share of common stock                                 -0-                -0-                -0-                -0-
                                                          =============      =============      =============      =============




See accompanying notes.

                      SPARTON CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statement of Cash Flows (Unaudited)
            For the Nine-month Periods ended March 31, 1998 and 1997

                                                                                 1998               1997
                                                                            ------------       ------------

Cash flows provided (used) by operating activities:
  Income from continuing operations                                         $  2,398,307       $    138,149
  Add non-cash items affecting continuing operations:
   Depreciation                                                                1,355,995          1,158,451
   Deferred compensation                                                               -            107,615
                                                                            ------------       ------------
                                                                               3,754,302          1,404,215
  Add (deduct) changes in operating assets and liabilities:
   Accounts receivable                                                         7,133,158         (2,606,132)
   Inventories                                                                 2,325,166          5,321,207
   Income taxes recoverable                                                            -          2,300,000
   Other                                                                         487,276           (255,252)
   Deferred compensation                                                               -         (2,288,518)
   Taxes on income                                                            (1,217,579)       (14,145,623)
   Accounts payable                                                           (5,219,211)        (4,875,698)
                                                                            ------------       ------------
  Net cash provided (used) by continuing operations                            7,263,112        (15,145,801)
  Cash flow (used) provided by discontinued operations                          (878,537)           840,721
                                                                            ------------       ------------
                                                                               6,384,575        (14,305,080)
Cash flows provided (used) by investing activities:
  Proceeds from sale of discontinued operations                                        -         78,829,062
  Purchases of investment securities-net                                        (576,177)       (22,970,679)
  Purchases of property, plant and equipment-net                              (3,037,155)        (2,360,944)
  Noncurrent other assets                                                         96,122           (358,912)
  Discontinued operations, principally purchases of property,
   plant and equipment-net                                                      (432,904)          (250,474)
                                                                            ------------       ------------
                                                                              (3,950,114)        52,888,053

Cash flows provided (used) by financing activities:
  Decrease in notes payable                                                            -        (33,594,225)
  Decrease in long-term obligations                                                    -            (75,000)
  Common stock transactions principally from exercise of stock options            66,249             44,030
  Discontinued operations, changes in long-term obligations                      (28,838)           (64,414)
                                                                            ------------       ------------
                                                                                  37,411        (33,689,609)

Increase in cash and cash equivalents                                          2,471,872          4,893,364

Cash and cash equivalents at beginning of period                               8,021,620            718,363
                                                                            ------------       ------------

Cash and cash equivalents at end of period                                  $ 10,493,492       $  5,611,727
                                                                            ============       ============

See accompanying notes.

                      SPARTON CORPORATION AND SUBSIDIARIES
     Condensed Consolidated Statement of Cash Flows (Unaudited) - Continued
            For the Nine-month Periods ended March 31, 1998 and 1997

                                                                  1997                     1997
                                                               -----------              -----------

Supplemental disclosures of cash flow information:

Cash paid during the period for:

  Interest                                                    $       1,000            $  1,287,000
                                                              =============            ============

  Income taxes                                                $   3,157,000            $ 11,543,000
                                                              =============            ============





Supplemental schedule of noncash investing activities:

  For the nine months ended March 31, 1997, the Company had noncash transactions relating to the sale of discontinued automotive operations totaling $8,920,000. These noncash transactions consisted of income tax liabilities of $4,707,000, a provision for operating losses and other costs of operations not yet sold of $2,569,000, and various other assets and liabilities of $1,644,000.


See accompanying notes

                      SPARTON CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         1) The accompanying condensed consolidated balance sheet at March 31, 1998, and the related condensed consolidated statements of income and cash flows for the three-month and nine-month periods ended March 31, 1998 and 1997 are unaudited, but include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of such financial statements. The results of operations for the nine-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year.

         2) The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. The diluted earnings per share calculation is very similar to the previous fully diluted earnings per share calculation method. Statement 128 is effective December 31, 1997.

         The Company has a simple capital structure and there were no changes under the Statement 128 methodology to the previously reported earnings per share amounts for any quarter or year-to-date period within fiscal years 1998 or 1997. Income from continuing operations for purposes of the Statement 128 computations were also the same as those reported for all reporting periods within fiscal years 1998 or 1997.

         Basic earnings per share under Statement 128 were computed using the weighted average number of shares outstanding. For the three-month periods, average shares outstanding were 7,828,090 in 1998 and 7,818,121 in 1997; for the nine-month periods, 7,826,423 in 1998 and 7,815,861 in 1997. Differences in the weighted average number of shares outstanding for purposes of computing diluted earnings per share were due to the inclusion of employee incentive stock options previously granted. These differences in the weighted average number of shares outstanding for the calculation of basic and diluted earnings per share were insignificant for all reporting periods within fiscal years 1998 and 1997.

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

         At March 31, 1998, the Company had net unrealized gains, net of applicable taxes, of $1,000. These net gains are included within equity. For the nine months ended March 31, 1998, the Company had gross purchases of investment securities totaling $8,974,000 and gross sales of investment securities totaling $7,955,000.


         4) In August 1996, the Company formalized its plan to offer for sale its automotive operations. Accordingly, these operating results have been reclassified and reported as discontinued operations. In December 1996, the Company sold substantially all of the net assets and operations of the Sparton Engineered Products, Inc.-KPI Group (KPI) business unit. The KPI business, which included the former Sparton Engineered Products, Inc.-Lake Odessa Group, comprised approximately 80% of the automotive operations of the Company. This sale did not include the net assets and operations of the remaining automotive unit, Sparton Engineered Products, Inc.-Flora Group (Flora). In consideration for the assets and operations of the KPI unit, the Company received approximately $80,500,000 in cash, before costs and expenses, and retained ownership of certain assets totaling $345,000 as well as certain liabilities totaling $550,000. The Company used a portion of the KPI sale proceeds to eliminate short-term bank borrowings and canceled its formal credit facility. Remaining proceeds from the sale of discontinued automotive operations are being used by the Company for working capital purposes and for expanding its ECM business.

         In December 1996, the Company recorded a reserve totaling $4,671,000 for the estimated costs of discontinuing its automotive business. This reserve primarily included Flora operating losses, the potential loss on sale of the Flora operations, and other associated costs. At March 31, 1998, approximately $1,998,000 of this reserve remained to cover such costs. In February 1998, the Company announced an agreement in principle to sale Flora. In April 1998, the negotiations with the prospective buyer were terminated when the parties were unable to satisfactorily complete a purchase agreement. During the fourth quarter, the Company will be reviewing its available options and the adequacy of the reserves previously recorded.

         Operating results of discontinued automotive operations are as follows for the nine-month period ended March 31, 1997. Operating results for discontinued operations for the nine-month period ended March 31, 1997 were classified as such through August 1996, the date the Company formalized its plan to offer for sale its automotive operations.

                                                  Nine-month Period
                                                 --------------------
                                                        1997
                                                 --------------------

                 Revenues                           $30,461,930

                 Loss before income taxes           $  (200,720)

                 Income tax credits                     (72,000)
                                                    ------------

                 Net loss                           $  (128,720)
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

         In February 1997, three lawsuits were filed against Sparton in Federal District Court in Albuquerque, one by the United States on behalf of the EPA, the second by the State of New Mexico, and the third by the City Albuquerque and the County of Bernalillo. All three actions allege that the impacts to soil and groundwater associated with Sparton's now idled facility present an imminent and substantial threat to human health or the environment. Through these lawsuits, the plaintiffs seek to compel Sparton to undertake additional testing and to implement the same remedy selected by the EPA in June of 1996 and referred to above. Sparton is vigorously contesting these actions on procedural and substantive grounds. In March 1997, the plaintiffs in these three lawsuits filed a motion for preliminary injunction. If this motion is granted, Sparton would be required to install additional monitoring wells and conduct acquifer testing at an estimated cost of less than $550,000. Sparton is opposing this motion. A hearing was held on the plaintiffs' request for a preliminary injunction on March 17, 1998. At the conclusion of the hearing the judge stated orally he had tentatively decided to issue some type of preliminary injunction. It is unclear whether this tentative decision will become a final decision, and, if so, whether Sparton will be required to do anything more than what it has already offered to do if appropriate permits and authorizations are provided. In July 1997, Sparton's action in Dallas was transferred to Federal District Court in Albuquerque and consolidated with the three lawsuits filed in February 1997. EPA has also requested that it be allowed to amend its lawsuit to add a request that the court enforce the Initial Administrative Order first issued in September 1996. Sparton is contesting and will continue to contest this request. A schedule for conducting pretrial activities has been issued. Discovery has begun. No trial date has been set. Court ordered mediation has been reconvened.

         Sparton continues to seek regulatory acceptance of alternative remedies that it believes should adequately protect human health and the environment, but with costs in the first three to five years of operations ranging from $815,000 to $1,120,000. Acceptance of such a remedy, either by the plaintiffs or the courts, is uncertain. To date, Sparton has incurred approximately $7,350,000 since this contamination problem was first identified in the early 1980's. $3,000,000 of this amount has been recovered from insurance companies. A reserve was initiated in 1991 to cover the then estimated future minimum operating costs. For the nine months ended March 31, 1998 and 1997, Sparton incurred costs of $506,000 and $629,000 respectively, principally related to legal and other defense costs. At March 31, 1998, the reserve to cover future minimum operating costs totaled $1,265,000. If a remedy is imposed on Sparton, other than the one it has proposed, the ultimate cleanup costs may significantly increase. There is no assurance that additional costs greater than the amount reserved will not be incurred or that changes in environmental laws or their interpretation will not require that additional amounts be spent. At this time, it is not possible to estimate the ultimate cost to resolve this matter.

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

RESULTS OF OPERATIONS
---------------------

Nine-Month Periods
------------------

Sales for nine-month period ended March 31, 1998 were $109,133,000, an increase of $11,111,000 (11%) from the same period last year. All of the higher volume occurred at Sparton Electronics where sales increased $11,254,000 to $93,212,000. All of the improvement was in defense related sales. Commercial sales at Sparton Electronics were flat when compared to the prior year. Sales at Sparton Technology and Sparton Canada were also flat when compared to the same period last year. Both businesses encountered problems with programs that delayed planned shipments. For the period, Sparton Technology's sales were $13,803,000 while Canadian sales were $3,013,000 for the nine months.

An operating profit of $1,884,000 was reported for the nine-month period ended March 31, 1998 compared to $310,000 for the same period last year. The 1998 results were slightly above expectations and after unfavorable capacity related variances of $2,166,000. For the nine months, Sparton Electronics reported an operating profit of $3,919,000 compared to $346,000 last year. These improved results reflect higher sales and a favorable product mix that included a number of defense related product shipments. Sparton Technology reported a profit of $60,000 which reflects the charge off of start-up costs incurred on several new program start-ups this year and charges totaling $750,000 related to the environmental claim discussed on pages 8 and 9. The Canadian unit reported an operating loss of $402,000 compared to a loss of $862,000 last year on comparable sales volume.

Interest and Investment Income increased $564,000 to $1,367,000 for the nine-month period ended March 31, 1998 due to the investment of the sales proceeds from the December 1996 sale of the KPI automotive operations. This sale is more fully described below and in Note 4 to these financial statements. Interest Expense declined from $884,000 last year to $720 for the current period. In December 1996, the Company used a portion of the proceeds from the sale of its automotive operations to eliminate short-term borrowings. Since December 1996, the Company has incurred substantially no interest expense. Other Income-Net was $556,000 for the current nine-month period compared to Other Expense-Net of $12,000 last year. Included within the current period Other Income-Net was a gain of $511,000 from the sale of equipment and other assets at the Canadian operating unit. After provision for applicable income taxes, the Company reported income from continuing operations of $2,398,000 ($0.30 per share) for the nine-month period ended March 31, 1998 compared to $138,000 ($0.02 per share) last year.

In August 1996, the Company formalized its plans to sell its automotive operations and accordingly reclassified and reported operating results as discontinued operations. Operating results from discontinued operations for the fiscal year ended June 30, 1997 were classified as such through August 1996. After provision for applicable income taxes, the Company reported a loss from discontinued automotive operations of $128,000 for the nine months ended March 31, 1997. In addition, as more fully described in Note 4 to these financial statements, the Company reported in December 1996 a gain on sale of discontinued operations of $31,587,000, net of applicable income taxes. The Company reported net income of $2,398,000 ($0.30 per share) for the nine months ended March 31, 1998 compared to net income of $31,597,000 ($4.04 per share) for the same period last year.

Three-Month Periods
-------------------

Sales for the three months ended March 31,1998 were $41,902,000, an increase of $10,035,000 (31%) from the same quarter last year. Third quarter 1998 sales were near expected levels. Again, substantially all of the increase occurred at Sparton Electronics where defense related sales increased significantly. Commercial sales were unchanged when compared to last year. Sparton Technology's sales declined $1,098,000 to $4,680,000 due to the previously mentioned program delays. Upon completion of customer-funded rework on a major program, Sparton Technology's sales should return to expected levels. Canadian sales for the quarter were $1,794,000.

Operating income of $1,478,000 was reported for the three months ended March 31,1998 compared to $149,000 for the same period last year. These results were slightly above expectations. Sparton Electronics reported an operating profit of $1,826,000 compared to $132,000 last year. Again, these results were due to substantially higher defense related sales. Sparton Technology reported a modest profit of $89,000, which was below expectations. The results reflect the lower than expected sales and are after provision for EPA related costs of $250,000. Sparton of Canada was profitable, at $126,000, but it is still focused on substantially increasing its overall business volume.

Interest and Investment Income declined $152,000 to $433,000 for the three-month period ended March 31, 1998. Such income reflects the previously discussed investment of the sales proceeds from the discontinued automotive operations. There was no significant Interest Expense or Other Income (Expense) - net for either the current or same period last year. As previously discussed, in December 1996 the Company used a portion of the proceeds from the sale of its automotive operations to eliminate short-term borrowings. After provision for applicable income taxes, the Company reported income from continuing operations of $1,203,000 ($0.15 per share) for the three-month period ended March 31, 1998, compared to $465,000 ($0.06 per share) for the corresponding period last year.

The Company reported net income of $1,203,000 ($0.15 per share) for the three-month period ended March 31, 1998 compared to a net income of $465,000 ($0.06 per share) for the same period last year.

FINANCIAL POSITION
------------------

For the nine-month period ended March 31, 1998, Cash and Cash Equivalents increased $2,472,000 to $10,493,000. Operating activities provided $6,385,000 in net cash flows. Principal sources of cash flows from operating activities included decreases in accounts receivable and inventories, and income from continuing operations. Principle uses were decreases in accounts payable and changes in income tax assets and liabilities. Cash flows used by investing activities were $3,950,000, principally for the purchase of equipment. The Company will continue to strategically invest in additional property, plant, and equipment to accommodate growth in the ECM business. Cash flows provided by financing activities were $37,000, primarily from the exercise of employee stock options.

As previously stated, the Company plans on using the after-tax proceeds from the sale of its automotive operations to provide working capital for its expanding ECM business. To the extent not immediately used, these proceeds will continue to be invested in high quality marketable securities. The resulting interest and investment income, combined with a lack of interest expense, should favorably impact the Company's operations. It is uncertain, however, how long and to what extent this favorable non-operating income trend will continue. This trend is dependent upon how quickly the Company's ECM business grows as well as the emergence of alternate uses for these proceeds. No dividends were declared in any of the periods presented. At March 31, 1998, the Company had $87,740,000 ($11.21 per share) in recorded shareowners' equity, $69,919,000 in working capital, and a 4.43:1.00 working capital ratio.

OTHER
-----

New Accounting Standards
------------------------

As more fully described in Note 2 to these financial statements, the Company adopted Financial Accounting Standards No. 128, Earnings per Share. Statement 128, effective December 31, 1997, replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. The Company has a simple capital structure and there were no changes under Statement 128 to the previously reported earnings per share amounts for any quarter or year-to-date period reported on within fiscal years 1998 and 1997.

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

Sparton Electronics implemented a new business information system in the summer of 1997, to further enhance the Company's competitive position. This system, called Manufacturing Total Management System (MTMS), will enable information to be shared between all of Sparton's manufacturing locations. The information system is presently being implemented throughout the remainder of the Company's management units with full implementation scheduled for completion by December 31, 1998. The decision to purchase and implement MTMS was independent of the Year 2000 issue. The Company believes that implementation of MTMS will render its internal information systems Year 2000 compliant and with no disruptions in operations. With respect to suppliers and customers software being year 2000 compliant, the Company does not believe that there is sufficient integration or dependency of such software to cause a material impact on the Company's business operating systems or processes. The Company is currently surveying customers and major suppliers to determine their status with respect to year 2000 compliance.

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

In February 1997, three lawsuits were filed against Sparton in Federal District Court in Albuquerque, one by the United States on behalf of the EPA, the second by the State of New Mexico, and the third by the City Albuquerque and the County of Bernalillo. All three actions allege that the impacts to soil and groundwater associated with Sparton's now idled facility present an imminent and substantial threat to human health or the environment. Through these lawsuits, the plaintiffs seek to compel Sparton to undertake additional testing and to implement the same remedy selected by the EPA in June of 1996 and referred to above. Sparton is vigorously contesting these actions on procedural and substantive grounds. In March 1997, the plaintiffs in these three lawsuits filed a motion for preliminary injunction. If this motion is granted, Sparton would be required to install additional monitoring wells and conduct acquifer testing at an estimated cost of less than $550,000. Sparton is opposing this motion. A hearing was held on the plaintiffs' request for a preliminary injunction on March 17, 1998. At the conclusion of the hearing the judge stated orally he had tentatively decided to issue some type of preliminary injunction. It is unclear whether this tentative decision will become a final decision, and, if so, whether Sparton will be required to do anything more than what it has already offered to do if appropriate permits and authorizations are provided. In July 1997, Sparton's action in Dallas was transferred to Federal District Court in Albuquerque and consolidated with the three lawsuits filed in February 1997. EPA has also requested that it be allowed to amend its lawsuit to add a request that the court enforce the Initial Administrative Order first issued in September 1996. Sparton is contesting and will continue to contest this request. A schedule for conducting pretrial activities has been issued. Discovery has begun. No trial date has been set. Court ordered mediation have been reconvened.

Sparton continues to seek regulatory acceptance of alternative remedies that it believes should adequately protect human health and the environment, but with costs in the first three to five years of operations ranging from $815,000 to $1,120,000. Acceptance of such a remedy, either by the plaintiffs or the courts, is uncertain. To date, Sparton has incurred approximately $7,350,000 since this contamination problem was first identified in the early 1980's. $3,000,000 of this amount has been recovered from insurance companies. A reserve was initiated in 1991 to cover the then estimated future minimum operating costs. For the nine months ended March 31, 1998 and 1997, Sparton incurred costs of $506,000 and $629,000, respectively, principally related to legal and other defense costs. At March 31, 1998, the reserve to cover future minimum operating costs totaled $1,265,000. If a remedy is imposed on Sparton, other than the one it has proposed, the ultimate cleanup costs may significantly increase. There is no assurance that additional costs greater than the amount reserved will not be incurred or that changes in environmental laws or their interpretation will not require that additional amounts be spent. At this time, it is not possible to estimate the ultimate cost to resolve this matter.

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



PART II
-------

Item 6 - Exhibits and Reports on Form 10-K and 10-Q
---------------------------------------------------

(a)  Exhibits

    3 & 4 Instruments defining the rights of security holders have been previously filed as follows:

                  Articles of Incorporation of the Registrant were filed on form 10-K for the year ended June 30, 1981 and an amendment thereto was filed on Form 10-Q for the three-month period ended March 31, 1983 and are incorporated herein by reference.

                  By-laws of the Registrant were filed on Form 10-K for the year ended June 30, 1981 and are incorporated herein by reference.

                  Code of Regulation of the Registrant was filed on Form 10-K for the year ended June 30, 1981 and an amendment thereto was filed on Form 10-Q for the three-month period ended March 31, 1982 and are incorporated herein by reference.

    27 Submitted to the Securities and Exchange Commission for its information.

(b) Reports on Form 8-K filed in the Third Quarter of Fiscal 1998 - None


SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SPARTON CORPORATION
                                       Registrant

Date:    May 11, 1998                  /s/  John J. Smith
         -------------------           -----------------------------------------
                                       John J. Smith, Chairman of the Board of
                                       Directors and Chief Executive Officer

Date:    May 11, 1998                  /s/  Richard Langley
         -------------------           -----------------------------------------
                                       Richard Langley, Vice President/Treasurer
                                       and Principal Financial Officer