Form 10-K
period 1998-06-30
SPARTON CORP
filed 1998-09-28
CIK 92679

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended June 30, 1998

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from _______________ to _______________

Commission File Number 1-1000

                              SPARTON CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               OHIO                                       38-1054690
      ------------------------                 ---------------------------------
      (State of Incorporation)                 (IRS Employer Identification No.)

2400 East Ganson Street, Jackson, Michigan                  49202
------------------------------------------                  -----
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (517) 787-8600

    (Title of each class)           (Name of each exchange on which registered)
-----------------------------        -------------------------------------------
COMMON STOCK, $1.25 PAR VALUE                 NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: NONE


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (Or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                      -------   --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of August 31, 1998 was $28,995,000.

The number of shares of common stock outstanding as of August 31, 1998 were 7,828,090.


Documents incorporated in part by reference:

          Parts II and IV - Portions of the 1998 Annual Report to
                            Shareowners of Sparton Corporation
                            ("Annual Report") are filed as Exhibit 13 herewith.
                 Part III - Proxy Statement for October 28, 1998 Meeting

PART I
------


Item 1.   Business
-------   --------


         Except as otherwise indicated, the term "Company" refers to Sparton Corporation, and the term "Sparton" refers to Sparton Corporation and its consolidated subsidiaries.

         The Company has been in continuous existence since 1900. It was last reorganized in 1919 as an Ohio corporation. Sparton operates in one principal line of business, electronics. In August 1996, the Company formalized its plan to offer for sale its automotive and industrial products operations. Accordingly, these operating results have been reclassified and reported as discontinued operations. In December 1996, the Company sold approximately 80% of these discontinued automotive operations. Details of this transaction are included in the Annual Report in Note 8, Discontinued Operations, of the Notes to the Consolidated Financial Statements on page 16 and are filed as part of
Exhibit 13. At its' meeting on August 28, 1998 the Board of Directors approved the closing of the final automotive operation and an orderly liquidation of its' assets. Accordingly, the liquidation process has now commenced. A description of the major products and various information on sales of the Company's continuing operations, electronics, are included in the Annual Report in Note 1, Statement of Significant Accounting Policies, and in Note 11, Sales Concentration, of the Notes to Consolidated Financial Statements on Pages 13 and 17, respectively. and are filed as part of Exhibit 13. Additional information about this line of business is as follows.

Electronics
-----------

         Historically, the principal product of the electronics segment has been sonobuoys, which are anti-submarine warfare (ASW) devices used by the U.S. Navy and other free world military organizations. It competes with a limited number of qualified manufacturers for sonobuoy procurements by the U.S. and selected foreign governments. Contracts are obtained through competitive bid or directed procurement. Sales of sonobuoys have declined substantially from the levels of the early 1990's, but have stabilized in recent years at these reduced levels.

         The Company is focusing its resources on substantially expanding revenues in commercial areas, particularly in Electronic Contract Manufacturing
(ECM). This is the area the Company expects future revenue growth to occur. Many of the physical and technical attributes used in the production of sonobuoys are required in the production of these commercial products. The Company's ECM business includes designs and/or manufacture of a variety of electronic and electromechanical products for the telecommunications, electronics and other industries. Sales are generally obtained on a competitive basis. Competitive factors include technical ability, customer service, product quality and price. A majority of the proprietary products, principally transducers and condition monitoring systems, are sold to the telecommunications industry worldwide. Commercial electronics products are distributed through a direct sales force and through a small group of manufacturers' representatives. The primary industries of the Company's ECM business include telecommunications, medical and industrial controls and scientific instrumentation. In the ECM business Sparton must compete with a number of domestic and foreign manufacturers, some of which are much larger in terms of size and in financial resources. Within the ECM business, the Company contracts with its customers to manufacture products based on the customer's design, specifications and shipping schedules. Generally, ECM programs do not require the Company's direct involvement in product marketing. Material cost and availability and product quality, delivery and reliability are very important factors in the ECM business. In general, margins within the ECM operations are lower than those obtained in the Company's ASW or proprietary electronics areas, primarily due to intense competition and the higher purchased parts component of the products shipped.

         At June 30, 1998 and June 30, 1997, the aggregate backlog from continuing operations was approximately $102 million and $106 million, respectively. A majority of the 1998 backlog is expected to be realized in 1999.

         The Company's sales of sonobuoys, principally to the U.S. Navy, have declined dramatically from the levels of the early 1990's. It is expected that both the domestic and international demand for production sonobuoys will continue at these reduced levels for the foreseeable future. In anticipation of this decline, the Company has chosen to develop commercial electronics opportunities which will utilize its existing technological and manufacturing capabilities, largely in the North American ECM markets. The Company's experience indicates that significant commercial electronics opportunities exist. As with any change of this magnitude, unanticipated problems can be reasonably expected to occur. Investors should be aware of this uncertainty and make their own independent evaluation.


Automotive and Industrial Products
----------------------------------

         As previously discussed, the Company formalized its plan in August 1996 to sell the automotive and industrial products segment and accordingly, these operations have been reported as discontinued operations.

Other Information
-----------------

         Sparton's principal sales are currently concentrated with a relatively limited number of customers and the loss of any one of them could have an adverse material financial effect. The Company continues to grow its' ECM sales with the intent to expand the customer base, thus reducing this concentration. Materials for the electronics operations are obtained from a variety of worldwide sources, except for selected components. Access to competitively priced materials is critical to success in the ECM business. In certain markets, the volume purchasing power of the larger competitors creates a substantial cost advantage for them. While Sparton holds a number of patents relating to its' products and processes, none are considered of material importance. The Company has not encountered and does not expect to encounter significant long-term problems in obtaining sufficient raw materials although the commercial electronics industry has experienced occasional spot shortages or delivery delays of key components. The risk of materials obsolescence in the ECM business is less than normal because raw materials and component parts are generally not purchased until actually needed. While overall sales fluctuate during the year, such fluctuations do not reflect a definitive seasonal pattern or tendency.

         Research and development expenditures amounted to approximately $10,512,000 in 1998, $17,225,000 in 1997 and $17,254,000 in 1996 (approximately
$9,462,000, $16,238,000, and $15,845,000 of these expenditures, respectively, were customer funded). There are approximately 75 employees involved in research and development activities. Few, if any, devote all of their time to such efforts. In addition, many of those involved in research and development do not have an engineering or other technical background.

         Sparton employed approximately 1,400 people at June 30, 1998. The Company has one operating division and four wholly-owned active subsidiaries classified as continuing operations and one wholly-owned active subsidiary within the remaining portion of discontinued operations.

Item 2. Properties
------- ----------

         The table that follows lists the principal properties of Sparton within continuing operations. All are owned except as noted. There are manufacturing and/or office facilities at each location. Sparton believes these facilities are suitable for its operations, except as noted. Several of the facilities have available physical space for additional production equipment as the demand arises. In addition, at least two of the plants are currently underutilized, operating only one eight hour shift. Such underutilization would decline as sales volume increases.

                    Jackson, Michigan

                    DeLeon Springs, Florida (2 plants)

                    Brooksville, Florida

                    London, Ontario

                    Albuquerque, New Mexico (see below)

                    Rio Rancho, New Mexico

                    Deming, New Mexico


         The Company leased the, Deming, New Mexico facility under terms of a capital lease and exercised its option to purchase thc facility at the end of the lease term, which expired on July 1, 1997. The Company's Coors Road, Albuquerque, New Mexico facility is not being fully utilized and is available for sale. Currently, a portion of the facility is leased to another organization.

         In November 1996, the Company closed its' Lake Odessa, Michigan automotive production facility as part of the plan to exit the automotive business. This property was sold in April 1997 for $475,000 under an installment contract expiring in 2002.

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

Item 3.  Legal Proceedings
-------  -----------------

One of Sparton's facilities, located in New Mexico, has been the subject of ongoing investigations conducted with the EPA under the Resource Conservation and Recovery Act ("RCRA"). This EPA compliance issue is related to continuing operations, but involves a largely idled facility. The investigation began in the early 1980's and involved a review of on-site and off-site environmental impacts. In 1988, an administrative order on consent ("AOC") was executed with EPA related to further investigation and proposing a means of dealing with quantified impacts.

The remedial investigation called for in the AOC has been completed and approved. In May 1996, Sparton submitted to the EPA a final corrective measure study, based on the results of its investigations, as required in the AOC. In June 1996, the EPA issued its final decision selecting a corrective action at the site. The EPA estimated that the present value cost of its remedies would range from between $15,000,000 and $26,400,000 based on a thirty (30) year time frame. In Sparton's judgment, the remedies proposed by the EPA are either unnecessary or technically impracticable. Sparton vigorously challenged the EPA's remedy selection and filed suit in federal district court in Dallas asserting that the EPA's decision on remedy selection violated the AOC.

In September 1996, the EPA issued an initial administrative order under RCRA ordering Sparton to undertake additional testing to justify implementing the remedy selected by the agency in June 1996, and then implementing that remedy. Sparton vigorously contested that order administratively, but on February 10, 1998, EPA issued a final administrative order that in all material respects followed the initial administrative order issued in September 1996. Sparton has refused to implement those portions of that order that it believes are unjustified.

In February 1997, three lawsuits were filed against Sparton in federal district court in Albuquerque, one by the United States on behalf of the EPA, the second by the State of New Mexico and the third by the City of Albuquerque and the County of Bernalillo. All three actions allege that the impacts to soil and groundwater associated with Sparton's Coors Road facility present an imminent and substantial threat to human health or the environment. Through these lawsuits, the plaintiffs seek to compel Sparton to undertake additional testing and to implement the same remedy selected by the EPA in June of 1996 now incorporated in the Final Administrative Order, and referred to above. In March 1997, the plaintiffs in these three lawsuits filed a motion for preliminary injunction and in July of 1997, the action in Dallas was transferred to federal district court in Albuquerque and consolidated with the three lawsuits filed in February 1997.

A pretrial schedule has been established for the consolidated actions, but no trial date set. Limited discovery, involving interrogatories and requests for production, has been undertaken by the plaintiffs. The plaintiffs have sought to amend their lawsuit to compel Sparton to implement the Final Administrative Order, and seeking civil penalties for alleged noncompliance. Sparton has opposed this request and no decision has been made by the court on the plaintiffs' request to amend.

In March 1998, a hearing was held on the plaintiffs' request for a preliminary injunction. After two days of testimony, the federal district judge indicated he had tentatively concluded he might issue a preliminary injunction. The parties subsequently entered into settlement discussions that culminated in an agreed workplan for the installation of certain off-site monitoring, observation, and containment wells, in exchange for plaintiffs withdrawing their request for a preliminary injunction. An order withdrawing that request and approving this off-site workplan was signed on July 7, 1998. This is one of several workplans being negotiated.

At the current time, all litigation has been stayed to allow the parties to continue settlement discussions. The most recent stay will expire on October 23, 1998.

Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible estimates. Estimates developed in the early stages of remediation can vary significantly. Normally, a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. To date, Sparton has incurred costs of approximately $7,914,000 since environmental impacts were first identified in the early 1980's. $3,000,000 of this amount has been recovered from insurance companies. For the fiscal years ended June 30, 1998, 1997 and 1996, Sparton incurred costs of $1,014,000, $935,000, and $247,000 with legal and defense costs included of $548,000, $379,000, and $53,000, respectively. In addition, total amounts expensed for 1998, 1997 and 1996 were $1,821,000, $1,457,000, and $307,000 respectively.

At June 30, 1998, Sparton has accrued $1,828,000 as its' estimate of the future undiscounted minimum obligation with respect to this matter. This reflects the minimum range of the amount Sparton expects to incur over the next five years. This amount includes equipment and operating and maintenance costs. In many cases, new technologies become available over time, which result in modified costs for environmental remediation. The Company's estimate of cost is based on the existing methodology and excludes legal and related consulting costs. The estimate includes the minimum range of activity expected to occur in the next five years including onsite and offsite pump and treat containment systems, a soil vapor extraction program and continued onsite/offsite monitoring. Beyond five years, while additional expenditures are probable, Sparton does not believe such expenditures are reasonably estimable based on available information. Factors causing the uncertainty include, but are not limited to, effectiveness of the currently proposed programs to achieve targeted results and decisions made by regulating agencies regarding future proposals and reports of Sparton. Sparton routinely refines and revises the estimate of its' environmental efforts as additional information becomes available.

It is reasonably possible that Sparton's recorded estimate of this liability may change. If a remedy is imposed on Sparton other than the one it has proposed, the ultimate cleanup costs could increase significantly. There is no assurance that additional costs greater than the amount accrued will not be incurred or that changes in environmental laws or their interpretation will not require that additional amounts be spent. At this time, it is not possible to estimate the ultimate cost to resolve this matter.


Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

         No matters were submitted to a vote of the security holders during the last quarter of the period covered by this report.

OFFICERS OF THE REGISTRANT
--------------------------


         Information with respect to executive officers of the Registrant is set forth below. The positions noted have been held for at least five years, except where noted.

                                                                                    Age
                                                                                    ---

John J. Smith, Chairman of the Board, Chief Executive Officer and Director          86
-------------

David W. Hockenbrocht, President, Chief Operating Officer and Director              63
---------------------

Lawson K. Smith, Vice President and Secretary                                       83
---------------

Richard L. Langley, Vice President-Treasurer and Assistant Secretary                53
------------------

R. Jan Appel, Vice President, General Counsel and Assistant Secretary               52
------------

Richard D. Mico, Vice President and General Manager of Sparton Technology, Inc.     68
---------------

Douglas E. Johnson, Vice President and General Manager of Sparton                   50
------------------
         Electronics since July 1995. Prior to that date, Mr. Johnson was the
         Assistant General Manager of Sparton Electronics.

W. David Weind, Vice President and General Manager of Sparton of                    51
--------------
         Canada, Ltd. since June 1996. Prior to that date, Mr. Weind was employed as President of GSW Construction Products.


         John J. Smith and Lawson K. Smith are brothers. There are no other family relationships between the persons named above. All officers are elected annually and serve at the discretion of the Board of Directors.

PART II
-------
Item 5.   Market for the Registrant's Common Equity and Related Stockholder
-------   -----------------------------------------------------------------
          Matters
          -------

         Information with respect to the market for the Company's stock, including stock prices, stock exchange and number of shareowners, and quarterly dividends for the two year period ended June 30, 1998, is included under "Financial Highlights" on page 1 of the Annual Report and is included in Exhibit 13 filed herewith.

Item 6.   Selected Financial Data
-------   -----------------------

         The "Selected Financial Data" on page 18 of Exhibit 13 filed hereunder is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations
          ---------------------

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19-22 of Exhibit 13 filed hereunder is incorporated herein by reference.

Item 7(a). Qualitative and Quantitative Disclosures About Market Risk
---------- ---------------------------------------------------------------

           "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Exposure" on page 21 of Exhibit 13 filed hereunder is incorporated herein by reference.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and
-------    ---------------------------------------------------------------
           Financial Disclosure
           --------------------

           None.


PART III
--------

Item 10.   Directors and Executive Officers of the Registrant
--------   --------------------------------------------------

         Information with respect to directors is included in the Proxy Statement under "Election of Directors" and is incorporated herein by reference. Information concerning the executive officers is included in Part I on page 4.

Item 11.   Executive Compensation
--------   ----------------------

Information concerning executive compensation is included under "Compensation of Executive Officers" in the Proxy Statement and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
--------   --------------------------------------------------------------

         Information on management and certain other beneficial ownership of the Company's common stock is included under "Outstanding Stock and Voting Rights" in the Proxy Statement and is incorporated herein by reference.


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


                                                                                     Page Reference
                                                                                     Annual Report
                                                                                     to Shareowners
                                                                                     --------------

Data from the 1998 Annual Report to

    Shareowners of Sparton Corporation:


          Consolidated balance sheets at June 30, 1998 and 1997                           8 - 9


          For the years ended June 30, 1998, 1997, and 1996:

            Consolidated statements of operations                                          10

            Consolidated statements of cash flows                                 11

            Consolidated statements of shareowners equity                         12

            Notes to consolidated financial statements                            13 - 17

            Report of Independent Auditors                                        12

               Financial Statement Schedules

               All prescribed schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(b)      Reports on Form 8-K

            No reports on Form 8-K were required to be filed for the three months ended June 30, 1998.

(c)      Exhibits

           See Exhibit Index on page 15

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     SPARTON CORPORATION
                                             --------------------------------------------


Date: September 28, 1998                     By /s/ Richard L. Langley
                                             --------------------------------------------
                                             Richard L. Langley, Vice President-Treasurer
                                             (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         Signature and Title                                        Date

By /s/ John J. Smith                                           August 28, 1998
----------------------------------------------------
         John J. Smith, Chairman of the Board
           of Directors and Chief Executive Officer

By /s/ David W. Hockenbrocht                                   August 28, 1998
----------------------------------------------------
         David W. Hockenbrocht, President,
           Chief Operating Officer and Director

By /s/ James N. DeBoer                                         August 28, 1998
----------------------------------------------------
         James N. DeBoer, Director

By /s/ Robert J. Kirk                                          August 28, 1998
----------------------------------------------------
         Robert J. Kirk, Director

By /s/   (Signature not obtained)                              August 28, 1998
----------------------------------------------------
         William Noecker, Director

By /s/ Rory B. Riggs                                           August 28, 1998
----------------------------------------------------
         Rory B. Riggs, Director

By /s/ David B. Schoon                                         August 28, 1998
----------------------------------------------------
         David B. Schoon, Director

By /s/ W. Peter Slusser                                        August 28, 1998
----------------------------------------------------
         W. Peter Slusser, Director

By /s/  (Signature not obtain)                                 August 28, 1998
----------------------------------------------------
         Bradley Smith, Director

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

10 Amendment and extension of the employment agreement between the Registrant and John J. Smith is filed herewith and attached. The employment agreement with John J. Smith was filed with Form 10-Q for the quarter ended September 30, 1994 and is incorporated herein by reference.

13 Portions of the 1998 Annual Report to Shareowners (filed herewith and attached).

22        Subsidiaries (filed herewith and attached).

23        Consent of independent auditors (filed herewith and attached).


27 Financial data schedule, submitted to the Securities and Exchange Commission for its information.