Form 10-Q
period 1998-09-30
SPARTON CORP
filed 1998-11-06
CIK 92679

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 1-1000


                               SPARTON CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Ohio                                     38-1054690
-------------------------------                   -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)





  2400 East Ganson Street, Jackson, Michigan                  49202
--------------------------------------------------        -------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of October 31, 1998 was 7,828,090.

                               SPARTON CORPORATION
                                      INDEX



Financial Statements:                                                                      Page No.
                                                                                           --------
         Condensed Consolidated Balance Sheet - September 30 and June 30, 1998                3

         Condensed Consolidated Statement of Operations - Three-Month Periods ended
         September 30, 1998 and 1997                                                          4

         Condensed Consolidated Statement of Cash Flows - Three-Month Periods ended
         September 30, 1998 and 1997                                                          5

         Notes to Condensed Consolidated Financial Statements                                 6

Management's Discussion and Analysis of Financial Condition and Results of Operations        10

Other Information and Signatures                                                             16

                      SPARTON CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Balance Sheet (Unaudited)
                         September 30 and June 30, 1998


                                                                                              September 30               June 30
                                                                                              ------------             ------------
                                     ASSETS                                                                              (Note 4)

Current assets:
  Cash and cash equivalents                                                                $     3,702,800          $     4,083,273
  Investment securities                                                                         22,763,091               23,653,129
  Accounts receivable                                                                           19,474,208               24,617,302
  Inventories and costs on contracts in progress, less progress payments
     of $2,316,000 at September 30,1998 ($2,646,000 at June 30, 1998)                           33,591,284               31,743,407
  Prepaid expenses                                                                               4,436,259                4,340,455
  Net current assets of discontinued automotive operations (Note 4)                              2,148,912                2,901,847
                                                                                              ------------             ------------
          Total current assets                                                                  86,116,554               91,339,413

Other assets                                                                                     5,454,484                5,464,007

Property, plant and equipment - net                                                             11,983,638               11,567,856

Noncurrent assets, principally property, plant and
  equipment, of discontinued automotive operations - net (Note 4)                                2,703,521                2,750,059
                                                                                              ------------             ------------

          Total assets                                                                        $106,258,197             $111,121,335
                                                                                              ============             ============


                       LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
  Accounts payable                                                                           $   5,133,197             $ 11,390,801
  Taxes on income                                                                                  295,884                  504,451
  Accrued liabilities                                                                            9,777,310                8,325,766
                                                                                              ------------             ------------
          Total current liabilities                                                             15,206,391               20,221,018

Deferred income taxes                                                                            2,531,500                2,531,500

Shareowners' equity:
  Common stock - 7,828,090 shares outstanding at September 30, 1998
      and June 30,1998 after deducting 106,622 shares in treasury                                9,785,113                9,785,113
  Capital in excess of par value                                                                   494,427                  494,427
  Retained earnings                                                                             78,240,766               78,089,277
                                                                                              ------------             ------------
          Total shareowners' equity                                                             88,520,306               88,368,817
                                                                                              ------------             ------------

          Total liabilities and shareowners' equity                                           $106,258,197             $111,121,335
                                                                                              ============             ============

See accompanying notes

                      SPARTON CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statement of Operations (Unaudited)
          For the Three-Month Periods ended September 30, 1998 and 1997

                                                             Three-Month Periods
                                                     --------------------------------------
                                                        1998                       1997
                                                     -----------                -----------

Net sales                                            $32,449,428                $32,366,103
Costs and expenses                                    32,707,810                 32,958,518
                                                     -----------                -----------
                                                        (258,382)                 (592,415)
Other income (expense):
   Interest and investment income                        434,759                    530,444
   Interest expense                                          -                        (720)
   Other - net                                            (2,888)                   574,345
                                                     -----------                -----------

Income before income taxes                               173,489                    511,654

Provision for income taxes                                64,000                    189,000
                                                     -----------                -----------

Net income                                           $   109,489                $   322,654
                                                     ===========                ===========


Basic and diluted earnings per share                        $.01                       $.04
                                                            ====                       ====

Dividends                                                   $-0-                       $-0-
                                                            ====                       ====



See accompanying notes

                      SPARTON CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statement of Cash Flows (Unaudited)
          For the Three-Month Periods ended September 30, 1998 and 1997


                                                                          1998              1997
                                                                     -----------         -----------
Cash flows (used) provided by operating activities:
  Income from continuing operations                                  $   109,489         $   322,654
  Add non-cash items affecting continuing operations:
   Depreciation                                                          534,621             441,309
                                                                     -----------         -----------
                                                                         644,110            763,963
  Add (deduct) changes in operating assets and liabilities:
   Accounts receivable                                                 5,143,094             965,223
   Other                                                               1,397,740            (525,866)
   Taxes on income                                                      (208,567)         (2,080,513)
   Income taxes recoverable                                                    -          (1,724,727)
   Inventories                                                        (1,847,877)          7,608,711
   Accounts payable                                                   (6,257,604)         (5,336,316)
                                                                     -----------         -----------
  Net cash used by continuing operations                              (1,129,104)           (329,525)
  Cash flow provided by discontinued operations                          909,033             818,383
                                                                     -----------         -----------
                                                                        (220,071)            488,858
Cash flows used by investing activities:
  Sales (purchases) of investment securities-net                         890,038            (135,171)
  Noncurrent other assets                                                  9,523              37,462
  Purchases of property, plant and equipment-net                        (950,403)           (711,216)
  Discontinued operations, principally purchases of property,
   plant and equipment-net                                              (109,560)           (163,518)
                                                                     -----------         -----------
                                                                        (160,402)          (972,443)
Cash flows provided (used) by financing activities:
  Common stock transactions from exercise of stock options                     -              66,249
  Discontinued operations, decrease in long-term obligations                   -             (21,618)
                                                                     -----------         -----------
                                                                               -              44,631
                                                                     -----------         -----------

Decrease in cash and cash equivalents                                   (380,473)           (438,954)

Cash and cash equivalents at beginning of period                       4,083,273           8,021,620
                                                                     -----------         -----------

Cash and cash equivalents at end of period                           $ 3,702,800         $ 7,582,666
                                                                     ===========         ===========

Supplemental disclosures of cash flow information:

Cash paid out during the period for:

  Interest                                                           $      -0-          $     1,000
                                                                     ===========         ===========

  Income taxes                                                       $   230,000         $ 4,915,000
                                                                     ===========         ===========

See accompanying notes

                      SPARTON CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         1. The accompanying condensed consolidated balance sheet at September 30, 1998, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended September 30, 1998 and 1997 are unaudited, but include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of such financial statements. The results of operations for the three-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year.

         2. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. The diluted earnings per share calculation is very similar to the previous fully diluted earnings per share calculation method. SFAS 128 is effective December 31, 1997. The Company has a simple capital structure and there were no changes under the SFAS 128 methodology to the previously reported earnings per share amounts for the quarter ended September 30, 1997.

Basic earnings per share under SFAS 128 were computed using the weighted average number of shares outstanding. For the three-month periods, average shares outstanding were 7,828,090 in 1998 and 7,823,090 in 1997. Differences in the weighted average number of shares outstanding for purposes of computing diluted earnings per share were due to the inclusion of the dilutive effect of employee incentive stock options previously granted of 29,165 in 1998 and 139,867 in 1997. These differences in the weighted average number of shares outstanding for the calculation of basic and diluted earnings per share were not material in either 1998 and 1997, and resulted in no differences between basic and diluted earnings per share. Options to purchase 189,000 shares of common stock at $8.375 per share were outstanding during 1998 but were not included in computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares and therefore the effect would be anti-dilutive.

         3. Cash and cash equivalents consist of demand deposits and other highly liquid investments with an original maturity date of less than three months.

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

At September 30, 1998, the Company had net unrealized gains, net of applicable taxes, of $57,000. The increase in net unrealized gains net of applicable taxes of $42,000 in 1998, was included with equity. For the three months ended September 30, 1998, the Company had gross purchases and sales of investment securities totaling $0 and $890,000 respectively.

         4. In August 1996, the Company formalized its decision to offer for sale its automotive operations. Accordingly, these operating results have been reported as discontinued operations. In December 1996, the Company sold substantially all of the net assets and operations of the Sparton Engineered Products, Inc.-KPI Group (KPI) business unit, which comprised approximately 80% of the automotive operations of the Company. This sale did not include the net assets and operations of the remaining automotive unit, Sparton Engineered Products, Inc.-Flora Group (Flora). The Company has pursued disposal of the Flora operations since the August

1996 decision to sell its automotive operations. During this protracted period, a number of events occurred that negatively impacted the potential value of the Flora Group including continued unplanned operating losses, loss of personnel, tornado damage to the plant on April 15, 1998 and loss of a major customer. In April 1998, the Company abandoned attempts to finalize a sale/purchase agreement with a party with whom negotiations had been ongoing for some 16 months.

At its' meeting on August 28, 1998, the Board of Directors approved the closing of this Flora operation and an orderly liquidation of its' assets. Formal announcement of the plant closing has been made and completion of liquidation and closure is tentatively scheduled for December 1998. Land and buildings have been offered for sale and bids are being received for the sale of the various product lines including inventories, equipment, and tooling. At September 30, 1998, approximately $1,819,000 in accruals and reserves are available to cover the costs associated with this closing and the sale of its' assets.

For purposes of balance sheet presentation, the assets and liabilities of discontinued operations have been netted. The presentation at June 30, 1998 has been reclassified to conform to the September 30, 1998 amounts. The detail of the discontinued operations balances are as follows:


                                          September 30           June 30
                                          ------------           -------

             Current assets               $6,208,000            $7,036,000
             Current liabilities           4,059,000             4,135,000
                                          ----------            ----------
                      Net                 $2,149,000            $2,901,000
                                          ==========            ==========

             Noncurrent assets            $2,704,000            $2,808,000
             Noncurrent liabilities                -                58,000
                                          ----------            ----------
                      Net                 $2,704,000            $2,750,000
                                          ==========            ==========

         5. One of Sparton's facilities, located in New Mexico, has been the subject of ongoing investigations conducted with the EPA under the Resource Conservation and Recovery Act ("RCRA"). This EPA compliance issue is related to continuing operations, but involves a largely idled facility. The investigation began in the early 1980's and involved a review of on-site and off-site environmental impacts. In 1988, an administrative order on consent ("AOC") was executed with EPA related to further investigation and proposing a means of dealing with quantified impacts.

The remedial investigation called for in the AOC has been completed and approved. In May 1996, Sparton submitted to the EPA a final corrective measure study, based on the results of its investigations, as required in the AOC. In June 1996, the EPA issued its final decision selecting a corrective action at the site, different from what Sparton had proposed. The EPA estimated that the present value cost of its remedies would range from between $15,000,000 and $26,400,000 based on a thirty (30) year time frame. In Sparton's judgment, the remedies proposed by the EPA are either unnecessary or technically impracticable. Sparton vigorously challenged the EPA's remedy selection and filed suit in federal district court in Dallas asserting that the EPA's decision on remedy selection violated the AOC.

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

At the current time, all litigation has been stayed to allow the parties to continue settlement discussions. The most recent stay will expire in December 1998. During this stay, several workplans related to the implementation of corrective measures are being negotiated.

Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible estimates. Estimates developed in the early stages of remediation can vary significantly. Normally, a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. To date, Sparton has incurred costs of approximately $8,116,000 since environmental impacts were first identified in the early 1980's. $3,000,000 of this amount has been recovered from insurance companies. For the three-months ended September 30, 1998 and 1997, Sparton incurred costs of $202,000 and $124,000 including legal and defense costs of $83,000 and $91,000, respectively. Amounts charged to operations for the three-months ended September 30, 1998 and 1997 were $143,000 and $250,000, respectively.

At September 30, 1998, Sparton has accrued $1,769,000 as its' estimate of the future undiscounted minimum obligation with respect to this matter. This reflects the minimum range of the amount Sparton expects to incur over the next five years. This amount includes equipment and operating and maintenance costs. In many cases, new technologies become available over time, which result in modified costs for environmental remediation. The Company's estimate of cost is based on the existing methodology and excludes legal and related consulting costs. The estimate includes the minimum range of activity expected to occur in the next five years including onsite and offsite pump and treat containment systems, a soil vapor extraction program and continued onsite/offsite monitoring. Beyond five years, while additional expenditures are probable, Sparton does not believe such expenditures are reasonably estimable based on available information. Factors causing the uncertainty include, but are not limited to, effectiveness of the currently proposed programs to achieve targeted results and decisions made by regulating agencies regarding future proposals and reports of Sparton. Sparton routinely refines and revises the estimate of its' environmental efforts as additional information becomes available.

It is reasonably possible that Sparton's recorded estimate of this liability may change. If a remedy is imposed on Sparton, other than the one it has proposed, the ultimate cleanup costs could increase significantly. There is no assurance that additional costs greater than the amount accrued will not be incurred or that changes in environmental laws or their interpretation will not require that additional amounts be spent. At this time, it is not possible to estimate the ultimate cost to resolve this matter.

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

RESULTS OF OPERATIONS
---------------------

Sales for the three-month period ended September 30, 1998 were $32,449,000, essentially comparable to the corresponding period last year. While overall sales were expected to be below the fourth quarter of fiscal 1998, actual revenues were below expectations as unanticipated delays were encountered on several programs, as well as necessary rescheduling of a U.S. Navy sonobuoy drop test due to hurricane George. Revenues decreased $345,000 (1%) to $27,814,000 at Sparton Electronics. While defense sales decreased 11% from last year, ECM and other revenues increased 7%. Sales increased $500,000 at Sparton Technology. In September, a major ECM customer finalized their plan for the redesign and rework of an existing product for Sparton Technology and production has once again commenced on that product. Revenues at Sparton of Canada totaled $248,000 for the three-month period. Increased ECM work is now scheduled for the second quarter which should have a positive impact.

An operating loss of $258,000 was reported for the three months ended September 30, 1998 compared to an operating loss of $592,000 last year. These results were below expectations but consistent with the level of sales achieved. Sparton Electronics had an operating profit of $610,000 in 1998 which was comparable to the same period last year. These results reflect a more favorable product mix and include adverse capacity related variances of $799,000 caused by underutilized capacity at two production facilities. Sparton Technology reported an operating loss of $15,000 for the three-month period compared to an operating loss of $249,000 for the same period last year. These results were slightly below expectations and primarily due to lower sales volume. Included were charges against income of $143,000 in 1998 and $250,000 in 1997 related to the New Mexico environmental claim. The Canadian unit incurred an operating loss of $329,000 in 1998 compared to an operating loss of $268,000 last year. These results were below expectations and due to the unexpected continued delays in a major program. Low sales volume continues to impact operations as underutilized manufacturing capacity resulted in a charge of $150,000 to the Canadian operations.

Interest and Investment Income declined $96,000 to $435,000 in 1998 due to lower average investments and a decline in interest rates. In December 1996, the Company used a portion of the proceeds from the sale of its automotive operations to eliminate short-term borrowings. Since then, the Company has incurred substantially no interest expense. Other Expense-Net was $3,000 in 1998 compared to Other Income-Net of $574,000 for the corresponding three-month period last year. Included within 1997 Other Income-Net was a gain of $511,000 from the sale of equipment and other assets at the Canadian operating unit.

In the first quarter of fiscal 1999, the Company entered into an affiliation agreement with Contract Assembly Incorporated (CAI) of Lawrence, Massachusetts. This agreement provides Sparton with access to front-end engineering and low volume capabilities for its' customers in the Northeast. The Company has previously signed a similar agreement with Simclar Electronics of Scotland. These affiliation agreements involve no monetary or equity investment and are non-exclusive/non-binding arrangements. The purpose of such agreement is to gain access to additional opportunities not otherwise available, and to satisfy certain geographical customer demands.

In August 1996, the Company formalized its plans to sell its automotive operations and accordingly reclassified and reported operating results as discontinued operations. As more fully described in Note 4 to these financial statements, in December 1996, the Company sold substantially all of the net assets and operations of the Sparton Engineered Products, Inc.-KPI Group (KPI) business unit which comprised approximately 80% of its' automotive operations. This sale did not include the net assets and operations of the remaining automotive unit, Sparton Engineered Products, Inc.-Flora Group (Flora). In its meeting on August 28, 1998, the Board of Directors approved and the Company has commenced to close the Flora operations and liquidate its assets. At September 30, 1998, a reserve of approximately $1,819,000 is available to cover the costs associated with this closing and the sale of its' assets. The amounts that the Company ultimately realizes, however, could differ materially from that anticipated based upon its' ability to sell or otherwise liquidate the Flora assets.

The Company reported net income of $109,000 ($.01 per share) for the three months ended September 30, 1998 compared to a net income of $323,000 ($.04 per share) for the corresponding period last year.

FINANCIAL POSITION
------------------

For the three-month period ended September 30, 1998, Cash and Cash Equivalents decreased $380,000 to $3,703,000. Operating activities used $220,000 in net cash flows. Principal sources of cash flows from operating activities included continuing operations and decreases in accounts receivable. Principal uses of cash flows from operating activities included reductions in accounts payable and increases in inventories. Cash flows used by investing activities were $160,000, principally for the purchase of equipment. The Company will continue to strategically invest in additional property, plant and equipment to accommodate growth in the ECM business. No cash was used or provided by financing activities.

As previously stated, the Company plans on using the proceeds from the sale of its automotive operations, after paying income taxes and other costs, to provide working capital for its expanding ECM business. In addition, two additional production lines were acquired through a five-year operating lease of approximately $5 million.

To the extent not immediately used, sale proceeds will continue to be invested in high quality marketable securities. The resulting interest and investment income, combined with a lack of interest expense, should favorably impact the Company's operations. It is uncertain, however, how long and to what extent this favorable non-operating income trend will continue. This trend is dependent upon how quickly the Company's ECM business develops as well as the emergence of alternate uses for these proceeds. The Company's market risk exposure to foreign currency exchange and interest rates are not considered to be material due to principally short term investments and minimal receivables and payables designated in foreign currency.

At September 30, 1998 and June 30, 1998, the aggregate backlog from continuing operations was approximately $100 million and $103 million, respectively.

No dividends were declared in either period presented. At September 30, 1998, the Company had $88,520,000 in recorded shareowners' equity ($11.31 per share), $70,910,000 in working capital, and a 5.66:1.00 working capital ratio.

OTHER
-----

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

The remedial investigation called for in the AOC has been completed and approved. In May 1996, Sparton submitted to the EPA a final corrective measure study, based on the results of its investigations, as required in the AOC. In June 1996, the EPA issued its final decision selecting a corrective action at the site, different from what Sparton had proposed. The EPA estimated that the present value cost of its remedies would range from between $15,000,000 and $26,400,000 based on a thirty (30) year time frame. In Sparton's judgment, the remedies proposed by the EPA are either unnecessary or technically impracticable. Sparton vigorously challenged the EPA's remedy selection and filed suit in federal district court in Dallas asserting that the EPA's decision on remedy selection violated the AOC.

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

At the current time, all litigation has been stayed to allow the parties to continue settlement discussions. The most recent stay will expire in December 1998. During this stay several workplans related to the implementation of corrective measures are being negotiated.

Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible estimates. Estimates developed in the early stages of remediation can vary significantly. Normally, a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. To date, Sparton has incurred costs of approximately $8,116,000 since environmental impacts were first identified in the early 1980's. $3,000,000 of this amount has been recovered from insurance companies. For the three-months ended September 30, 1998 and 1997, Sparton incurred costs of $202,000 and $124,000 including legal and defense costs of $83,000 and $91,000, respectively. Amounts charged to operations for the three-months ended September 30, 1998 and 1997 were $143,000 and $250,000, respectively.

At September 30, 1998, Sparton has accrued $1,769,000 as its' estimate of the future undiscounted minimum obligation with respect to this matter. This reflects the minimum range of the amount Sparton expects to incur over the next five years. This amount includes equipment and operating and maintenance costs. In many cases, new technologies become available over time, which result in modified costs for environmental remediation. The Company's estimate of cost is based on the existing methodology and excludes legal and related consulting costs. The estimate includes the minimum range of activity expected to occur in the next five years including onsite and offsite pump and treat containment systems, a soil vapor extraction program and continued onsite/offsite monitoring. Beyond five years, while additional expenditures are probable, Sparton does not believe such expenditures are reasonably estimable based on available information. Factors causing the uncertainty include, but are not limited to, effectiveness of the currently proposed programs to achieve targeted results and decisions made by regulating agencies regarding future proposals and reports of Sparton. Sparton routinely refines and revises the estimate of its' environmental efforts as additional information becomes available.

It is reasonably possible that Sparton's recorded estimate of this liability may change. If a remedy is imposed on Sparton, other than the one it has proposed, the ultimate cleanup costs could increase significantly. There is no assurance that additional costs greater than the amount accrued will not be incurred or that changes in environmental laws or their interpretation will not require that additional amounts be spent. At this time, it is not possible to estimate the ultimate cost to resolve this matter.

New Accounting Standards
------------------------

As more fully described in Note 2 to these financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". SFAS 128, replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. The Company has a simple capital structure and there were no changes under SFAS 128 to the previously reported earnings per share amounts for the period ended September 30, 1997.

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

Sparton Electronics implemented a new business information system in the summer of 1997, to further enhance the Company's competitive position. This system, called Manufacturing Total Management System (MTMS), will enable information to be shared between all of Sparton's manufacturing locations. The information system is presently being implemented throughout the remainder of the Company's management units with full implementation scheduled for completion in fiscal 1999. The decision to purchase and implement MTMS was independent of the Year 2000 issue. The Company believes that implementation of MTMS will render its internal information systems Year 2000 compliant and with no disruptions in operations. With respect to suppliers and customers software being year 2000 compliant, the Company does not believe that there is sufficient integration or dependency of such software to cause a material impact on the Company's business operating systems or processes. The Company is currently surveying customers and major suppliers to determine their status with respect to year 2000 compliance.

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

The remedial investigation called for in the AOC has been completed and approved. In May 1996, Sparton submitted to the EPA a final corrective measure study, based on the results of its investigations, as required in the AOC. In June 1996, the EPA issued its final decision selecting a corrective action at the site, different from what Sparton had proposed. The EPA estimated that the present value cost of its remedies would range from between $15,000,000 and $26,400,000 based on a thirty (30) year time frame. In Sparton's judgment, the remedies proposed by the EPA are either unnecessary or technically impracticable. Sparton vigorously challenged the EPA's remedy selection and filed suit in federal district court in Dallas asserting that the EPA's decision on remedy selection violated the AOC.

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

At the current time, all litigation has been stayed to allow the parties to continue settlement discussions. The most recent stay will expire in December 1998. During this stay, several workplans related to the implementation of corrective measures are being negotiated.

Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible estimates. Estimates developed in the early stages of remediation can vary significantly. Normally, a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. To date, Sparton has incurred costs of approximately $8,116,000 since environmental impacts were first identified in the early 1980's. $3,000,000 of this amount has been recovered from insurance companies. For the three-months ended September 30, 1998 and 1997, Sparton incurred costs of $202,000 and $124,000 including legal and defense costs of $83,000 and $91,000, respectively. Amounts charged to operations for the three-months ended September 30, 1998 and 1997 were $143,000 and $250,000, respectively.

At September 30, 1998, Sparton has accrued $1,769,000 as its' estimate of the future undiscounted minimum obligation with respect to this matter. This reflects the minimum range of the amount Sparton expects to incur over the next five years. This amount includes equipment and operating and maintenance costs. In many cases, new technologies become available over time, which result in modified costs for environmental remediation. The Company's estimate of cost is based on the existing methodology and excludes legal and related consulting costs. The estimate includes the minimum range of activity expected to occur in the next five years including onsite and offsite pump and treat containment systems, a soil vapor extraction program and continued onsite/offsite monitoring. Beyond five years, while additional expenditures are probable, Sparton does not believe such expenditures are reasonably estimable based on available information. Factors causing the uncertainty include, but are not limited to, effectiveness of the currently proposed programs to achieve targeted results and decisions made by regulating agencies regarding future proposals and reports of Sparton. Sparton routinely refines and revises the estimate of its' environmental efforts as additional information becomes available.

It is reasonably possible that Sparton's recorded estimate of this liability may change. If a remedy is imposed on Sparton, other than the one it has proposed, the ultimate cleanup costs could increase significantly. There is no assurance that additional costs greater than the amount accrued will not be incurred or that changes in environmental laws or their interpretation will not require that additional amounts be spent. At this time, it is not possible to estimate the ultimate cost to resolve this matter.

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

(b)  Reports on Form 8-K filed in the First Quarter of Fiscal 1999:  None



SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SPARTON CORPORATION
                                   -------------------
                                   Registrant

Date:  November 9, 1998            /s/ John J. Smith
       ------------------          ---------------------------------------------
                                   John J. Smith, Chairman of the Board of
                                   Directors and Chief Executive Officer

Date:  November 9, 1998            /s/ Richard Langley
       ------------------          ---------------------------------------------
                                   Richard Langley, Vice President/Treasurer and
                                   Principal Financial Officer