Form 10-Q
period 1998-12-31
SPARTON CORP
filed 1999-02-12
CIK 92679

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 1-1000


                               SPARTON CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                                    Ohio                                                           38-1054690
   --------------------------------------------------------------                       ------------------------------------
   (State or other jurisdiction of incorporation or organization)                       (I.R.S. Employer Identification No.)


       2400 East Ganson Street, Jackson, Michigan                                               49202
       ------------------------------------------                                             ---------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of January 29, 1999 was 7,828,090.

                               SPARTON CORPORATION
                                      INDEX


Financial Statements:                                                                          Page No.
                                                                                               --------
         Condensed Consolidated Balance Sheet - December 31 and June 30, 1998                      3

         Condensed Consolidated Statement of Operations - Three-Month and Six-Month
            Periods ended December 31, 1998 and 1997                                               4
         Condensed Consolidated Statement of Cash Flows - Six-Month Periods ended
            December 31, 1998 and 1997                                                             5

         Notes to Condensed Consolidated Financial Statements                                      6

Management's Discussion and Analysis of Financial Condition and Results of Operations             10

Other Information                                                                                 16

Signatures                                                                                        19

                      SPARTON CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Balance Sheet (Unaudited)
                          December 31 and June 30, 1998

                                                                    December 31      June 30
                                                                    ------------   ------------
                                                                                     (Note 5)
                                    ASSETS

Current assets:
  Cash and cash equivalents                                         $  3,792,958   $  4,083,273
  Investment securities                                               22,503,889     23,653,129
  Accounts receivable                                                 25,534,482     24,617,302
  Inventories and costs on contracts in progress, less progress
    payments of $3,993,053 at December 31 ($2,646,000 at June 30)     28,844,526     31,743,407
  Prepaid expenses                                                     4,253,498      4,340,455
  Current assets of discontinued automotive operations                 2,342,272      2,901,847
                                                                    ------------   ------------
      Total current assets                                            87,271,625     91,339,413

Other assets                                                           5,424,043      5,464,007

Property, plant and equipment - net                                   11,680,070     11,567,856

Noncurrent assets, principally property, plant and equipment, of
  discontinued automotive operations - net (Note 5)                    2,192,663      2,750,059
                                                                    ------------   ------------

         Total assets                                               $106,568,401   $111,121,335
                                                                    ============   ============


                       LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
  Accounts payable                                                  $  3,846,917   $ 11,390,801
  Taxes on income                                                        958,384        504,451
  Accrued liabilities                                                  9,519,382      8,325,766
                                                                    ------------   ------------
      Total current liabilities                                       14,324,683     20,221,018

Deferred income taxes                                                  2,531,500      2,531,500

Shareowners' equity:
  Common stock - 7,828,090 shares outstanding at December 31,1998
    and June 30, 1998 after deducting 106,622 shares in treasury       9,785,113      9,785,113
  Capital in excess of par value                                         494,427        494,427
  Retained earnings (Note 3)                                          79,432,678     78,089,277
                                                                    ------------   ------------
      Total shareowners' equity                                       89,712,218     88,368,817
                                                                    ------------   ------------

         Total liabilities and shareowners' equity                  $106,568,401   $111,121,335
                                                                    ============   ============

See accompanying notes

                      SPARTON CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statement of Operations (Unaudited)
   For the Three-Month and Six-Month Periods ended December 31, 1998 and 1997

                                            Three-Month Periods               Six-Month Periods
                                           1998             1997           1998            1997
                                       ------------    ------------    ------------    ------------

Net sales                              $ 38,974,458    $ 34,865,638    $ 71,423,886    $ 67,231,741
Costs and expenses                       37,368,741      33,867,773      70,076,551      66,826,291
                                       ------------    ------------    ------------    ------------
                                          1,605,717         997,865       1,347,335         405,450
Other income (expense):
   Interest and investment income           320,446         403,107         755,205         933,551
   Interest expense                            (416)           --              (416)           (720)
   Other - net                               (3,835)        (15,784)         (6,723)        558,561
                                       ------------    ------------    ------------    ------------


Income before income taxes                1,921,912       1,385,188       2,095,401       1,896,842

Provision for income taxes                  711,000         513,000         775,000         702,000
                                       ------------    ------------    ------------    ------------
Net income                             $  1,210,912    $    872,188    $  1,320,401    $  1,194,842
                                       ============    ============    ============    ============


Basic and diluted earnings per share   $       0.16    $       0.11    $       0.17    $       0.15
                                       ============    ============    ============    ============

Dividends                                      $ -0-           $ -0-           $ -0-           $ -0-
                                       ============    ============    ============    ============

See accompanying notes

                      SPARTON CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statement of Cash Flows (Unaudited) For the Six-Month Periods ended December 31, 1998 and 1997

                                                                    1998             1997
                                                               ------------    ------------
Cash flows (used) provided by operating activities:
  Income from continuing operations                            $  1,320,401    $  1,194,842
  Add non-cash items affecting continuing operations:
   Depreciation                                                   1,059,905         887,043
                                                               ------------    ------------
                                                                  2,380,306       2,081,885
  Add (deduct) changes in operating assets and liabilities:
   Inventories                                                    2,898,881       3,312,715
   Other                                                          1,303,573         998,602
   Taxes on income                                                  453,933      (2,080,513)
   Income taxes recoverable                                               -      (2,480,727)
   Accounts receivable                                             (917,180)      6,129,621
   Accounts payable                                              (7,543,884)     (3,808,149)
                                                               ------------    ------------
  Net cash (used) provided by continuing operations              (1,424,371)      4,153,434
  Cash flow provided by discontinued operations                     823,175         189,124
                                                               ------------    ------------
                                                                   (601,196)      4,342,558
Cash flows (used) provided by investing activities:
  Sales of investment securities-net                              1,149,240         741,801
  Noncurrent other assets                                            39,964          62,722
  Purchases of property, plant and equipment-net                 (1,172,119)     (2,137,805)
  Discontinued operations                                           293,796        (221,473)
                                                               ------------    ------------
                                                                    310,881      (1,554,755)

Cash flows (used) provided by financing activities:
  Common stock transactions from exercise of stock options                -          66,249
  Discontinued operations, decrease in long-term obligations              -         (50,279)
                                                               ------------    ------------
                                                                          -          15,970
                                                               ------------    ------------


(Decrease) increase in cash and cash equivalents                   (290,315)      2,803,773

Cash and cash equivalents at beginning of period                  4,083,273       8,021,620
                                                               ------------    ------------

Cash and cash equivalents at end of period                     $  3,792,958    $ 10,825,393
                                                               ============    ============


Supplemental disclosures of cash flows information:

Cash paid during the period for:

  Interest expense                                             $        400    $      1,000
                                                               ============    ============

  Income taxes                                                 $    296,000    $  6,175,000
                                                               ============    ============



See accompanying notes

                      SPARTON CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         1. The accompanying condensed consolidated balance sheet at December 31, 1998, and the related condensed consolidated statements of operations for the three-month and six-month periods ended December 31, 1998 and 1997 and cash flows for the six-month periods ended December 31, 1998 and 1997 are unaudited, but include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of such financial statements. The results of operations for the periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year.

         2. Basic earnings per share were computed using the weighted average number of shares outstanding. For the three-month periods, average shares outstanding were 7,828,090 in both 1998 and 1997; for the six-month periods, 7,828,090 in 1998 and 7,825,590 in 1997. Differences in the weighted average number of shares outstanding for purposes of computing diluted earnings per share were due to the inclusion of the dilutive effect of employee incentive stock options previously granted of 144,528 for the three months ended December 31, 1997, and 31,510 and 140,682 for the six months ended December 31, 1998 and 1997, respectively. These differences in the weighted average number of shares outstanding for the calculation of basic and diluted earnings per share were not material and resulted in no differences between basic and diluted earnings per share. Options to purchase 189,000 shares of common stock at $8.375 per share were outstanding for the three months and six months ended December 31, 1998, and 32,000 shares at $6.625 for the three months ended December 31, 1998. These options were not included in computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares and therefore their effect would be anti-dilutive.

             3. The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires disclosure of total non-stockholder changes in equity in interim periods and additional disclosures of the components of non-stockholder changes in equity on an annual basis. Total non-stockholder changes in equity includes all changes in equity during a period except those resulting from investments by and distributions to stockholders. Total comprehensive income for the three-month and six-month periods December 31, 1998 and 1997 are as follows:

                                                Three Months Ended           Six Months Ended
                                                ------------------           ----------------
                                               1998            1997         1998           1997
                                               ----            ----         ----           ----

Net Income                                 $ 1,211,000    $   872,000   $ 1,320,000   $ 1,195,000
Other Comprehensive Income:
    Unrealized gains (losses) on
      investment securities                    (19,000)        20,000        23,000        68,000
                                           -----------    -----------   -----------   -----------

Comprehensive income                       $ 1,192,000    $   892,000   $ 1,343,000   $ 1,263,000
                                           ===========    ===========   ===========   ===========

Retained earnings includes accumulated other comprehensive income of $38,000 and $15,000 at December 31 and June 30, 1998, respectively, which is unrealized gains on investments.


             4. Cash and cash equivalents consist of demand deposits and other highly liquid investments with an original maturity date of less than three months. The Company has had investment securities since January 1997. A large majority of the investment portfolio has an original maturity date of less than two years and a daily market exists for all the investment securities. The Company believes that the impact of fluctuations in interest rates on its investment portfolio should not have a material impact on financial position or results of operations. It is the

Company's intention to use these investment securities to provide working capital and to fund equipment additions.

At December 31, 1998, the Company had net unrealized gains of $61,000. At that date the net after tax effect of these gains was $38,000 and included with equity. For the six months ended December 31, the Company had gross purchases and sales of investment securities totaling $4,932,000 and $6,081,000 for 1998, and $3,760,000 and $4,329,000 for 1997, respectively.

         5. In August 1996, the Company formalized its decision to offer for sale its automotive operations. Accordingly, these operating results have been reported as discontinued operations. In December 1996, the Company sold substantially all of the net assets and operations of the Sparton Engineered Products, Inc.-KPI Group (KPI) which comprised approximately 80% of the automotive operations of the Company. This sale did not include the net assets and operations of the remaining automotive unit, Sparton Engineered Products, Inc.-Flora Group (Flora). The Company has pursued the sale of the Flora operations since the August 1996 decision was made. During this protracted period, a number of events occurred that negatively impacted the potential value of the Flora Group including continued unplanned operating losses, loss of personnel, tornado damage to the plant on April 15, 1998 and loss of a major customer. In April 1998, the Company abandoned attempts to finalize a sale/purchase agreement with a party with whom negotiations had been ongoing for some 16 months.

At its meeting on August 28, 1998, the Board of Directors approved the closing of the Flora operation and an orderly liquidation of its assets. In December 1998, all production ceased. An auction of inventory and equipment was held in January 1999, with an auction of remaining real property scheduled for February 1999. At December 31, 1998, approximately $1,938,000 in accruals and reserves are available to cover the costs associated with this closing and the sale of the assets.

For purposes of balance sheet presentation, the assets and liabilities of discontinued operations have been netted. The presentation at June 30, 1998 has been reclassified to conform to the December 31, 1998 amounts. The detail of the discontinued operations balances are as follows:

                         December 31    June 30
                         -----------    -------

Current assets            $4,770,000   $7,036,000
Current liabilities        2,428,000    4,135,000
                          ----------   ----------
                    NET   $2,342,000   $2,901,000
                          ==========   ==========

Noncurrent assets         $2,193,000   $2,808,000
Noncurrent liabilities          --         58,000
                          ----------   ----------
                    NET   $2,193,000   $2,750,000
                          ==========   ==========


         6. One of Sparton's facilities, located in New Mexico, has been the subject of ongoing investigations conducted with the EPA under the Resource Conservation and Recovery Act ("RCRA"). This EPA compliance issue is related to continuing operations, but involves a largely idled facility. In June 1996, the EPA issued its final decision selecting a corrective action at the site, different from what Sparton had proposed. The EPA estimated that the present value cost of its remedies would range from between $15,000,000 and $26,400,000 based on a thirty (30) year time frame. In Sparton's judgment, the remedies proposed by the EPA were either unnecessary or technically impracticable and Sparton vigorously challenged the EPA's remedy selection.

Since June of 1996 the parties have been in negotiations regarding workplans and the resulting final remedies to be selected. Sparton has been proceeding on the workplan originally presented. At the current time, all litigation has been stayed until March 1999 to allow the parties to continue settlement discussions on remaining workplans. The parties have reached tentative agreement on what initial corrective action will be required to further address on-site impacts to the environment. Those agreements are described in four workplans that are in a form that should be acceptable to all parties by February 1999. As a result of these developments the Company believes the EPA's estimate of $15,000,000 to $26,400,000 is now outdated. The Company is currently updating its cost estimates. It is believed that the initial cost of the corrective measures called for in these plans is not expected to be materially different from the cost estimates the Company has previously accrued. There is no assurance that additional corrective measures, involving increased expenditures, may not be required.

The proposed workplans provide for the installation of an off-site containment well (already completed and operating), an on-site containment well and an on-site soil vapor extraction system (operating). The purpose of the containment wells is to restrict further migration of impacted groundwater. The soil vapor extraction system removes solvents in the on-site soil above the groundwater. The installation and operation of these wells and system are dependent upon various permits, licenses and approvals from regulatory agencies and third parties. It's anticipated that these remediation activities will operate for a period of time during which the Company and the regulatory agencies will analyze their effectiveness. The Company believes that it will take at least three to five years before the effectiveness of the groundwater extraction wells can be established. Until then, no definitive conclusion can be reached on whether additional remediation activities may be required.

At December 31, 1998, Sparton has accrued $1,499,000 as its estimate of the future undiscounted minimum obligation with respect to this matter. This reflects the minimum range of the amount Sparton expects to incur over the next five years. This amount includes equipment and operating and maintenance costs. In many cases, new technologies become available over time, which result in modified costs for environmental remediation. The Company's estimate of cost is based on the existing methodology and excludes legal and related consulting costs. For further discussion of legal activities, see page 16 regarding litigation.

Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible estimates. Estimates developed in the early stages of remediation can vary significantly. Normally, a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Amounts charged to operations, principally legal and consulting, for the six months ended December 31, 1998 and 1997 were $300,000 and $500,000, respectively. It is reasonably possible that Sparton's recorded estimate of this liability may change. If a remedy is imposed on Sparton, other than in the anticipated workplans described above, the ultimate cleanup costs could increase significantly. There is no assurance that additional costs greater than the amount accrued will not be incurred or that changes in environmental laws or their interpretation will not require that additional amounts be spent.

On June 17, 1998, Sparton Corporation and Sparton Technology, Inc. filed a complaint in the Circuit Court of Cook County, Illinois, against Lumbermens Mutual Casualty company and American Manufactures Mutual Insurance Company demanding reimbursement of expenses incurred in connection with its remediation efforts at the Coors Road facility based on various primary and excess comprehensive general liability policies in effect between 1959 and 1975. On February 11, 1998, Sparton Technology, Inc. commenced litigation in the United States Court of Federal Claims alleging that the Department of Energy (DOE), acting through its contractors, Sandia Corporation and Allied Signal Aerospace Company, is liable for reimbursement of Sparton's costs incurred in defending against and complying with Federal and state regulatory requirements. DOE proscribed certain mandatory performance requirements that were then imposed upon Sparton through its agreements with Sandia and Allied Signal. At this time, the Company is unable to predict the amount of recovery, if any, that may result in the pursuit of these claims.

7. In June 1997 SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued. SFAS No. 131 establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders, but not for interim periods in the initial year of adoption. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Since SFAS No. 131 is not required for interim reporting in the year of adoption, the Company plans to address this standard in the preparation of its annual financial statements for the year ended June 30, 1999.

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

The Private Securities Litigation Reform Act of 1995 reflects Congress' determination that the disclosures of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by corporate management. The Company's financial statements, SEC filings and shareholder's reports contain forward-looking statements that involve risk and uncertainty. The Company notes that a variety of factors could cause the actual results to differ materially from anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, growth forecasts and results include, but are not limited to, fluctuations in U. S. and/or world economies, competition in the overall electronic contract manufacturing (ECM) business, Congressional budget outlays for sonobuoy development and production, Congressional legislation, changes in the interpretation of environmental laws, the uncertainties of environmental litigation and the availability of materials, production labor and management services under terms acceptable to the Company.

RESULTS OF OPERATIONS
---------------------

Six-Month Periods
-----------------

Sales for the six-month period ended December 31, 1998 were $71,424,000, an increase of $4,192,000 (6%) from the corresponding six-month period last year. While revenues increased from the prior period, they were below expectations as unanticipated delays were encountered in the start-up of several programs, principally ECM. Government sales increased $2,364,000 and ECM sales increased $2,187,000. All other sales declined $359,000. Sales increased $2,401,000 (4%) to $59,892,000 at Sparton Electronics. Revenues increased at Sparton Technology by $1,641,000 (18%) to $10,764,000. This was primarily due to the start-up of a new program as well as additional business with several existing customers including a contract with the U.S. Department of Immigration and Naturalization Services. This sales level, however, was below management's expectations. Revenues at Sparton of Canada totaled $981,000, down $238,000 from the same period last year and below expectations, primarily due to customer design issues on a major program.

An operating profit of $1,347,000 was reported for the six-month period ended December 31, 1998 compared to $405,000 for the same period last year. These results were slightly below management's expectations. Included in these operating results were adverse capacity variances of $1,974,000 caused by underutilized capacity at various production facilities. Sparton Electronics reported an operating profit of $2,166,000 for the current period compared to $2,093,000 for the same period last year. These operating results reflect a more favorable product mix and improved cost control. Sparton Technology reported an operating profit of $736,000 compared to an operating loss of $30,000 last year. Included within these results were charges, principally legal and consulting, totaling $300,000 in the current period and $500,000 last year related to the environmental claim previously discussed on pages 7 and 8. Without consideration of the effects of environmental costs, operating results were below expectations, primarily due to continued delays in key programs. The Canadian unit incurred an operating loss of $716,000 compared to a loss of $528,000 last year. These results were below management's expectations as low sales volume continues to impact operations. Underutilized manufacturing capacity resulted in a current charge of $226,000 to the Canadian operations.

Interest and Investment Income decreased $179,000 to $755,000 for the six-month period ended December 31, 1998 due to lower average investments and a decline in interest rates. In December 1996, the Company used a portion of the proceeds from the sale of its automotive operations to eliminate short-term borrowings. Since then, the Company has incurred minimal interest expense. Other Expense-Net was $7,000 for the current six-month period compared to Other Income-Net of $559,000 last year. Included within last years Other Income-Net was a gain of $511,000 from the sale of equipment and other assets at the Canadian operating unit. After provision for applicable income taxes, the Company reported income from continuing operations of $1,320,000 ($0.17 per share) for the six-month period ended December 31, 1998 compared to $1,195,000 ($0.15 per share) for the same period last year.

Three-Month Periods
-------------------

Sales for the three-month period ended December 31, 1998 were $38,974,000, an increase of $4,109,000 (12%) compared to the same quarter last year. Overall, government sales increased $4,092,000, ECM sales increased $279,000, while all other sales decreased $262,000 from the same quarter last year. Revenues at Sparton Electronics were $32,078,000, an increase of $2,745,000 (9%) from the same period last year but below forecast. Revenues at Sparton Technology were $6,281,000, up $1,141,000 (22%) when compared to the previous year. These revenues included the completion of the aforementioned U.S. Department of Immigration and Naturalization Services contract. At the Canadian unit, revenues were $733,000 compared to $614,000 for the same period last year. This unit continues to be challenged in replacing government defense sales with ECM opportunities.

Operating income of $1,606,000 was reported for the three months ended December 31, 1998 compared to $998,000 for the same period last year. These current operating results were below management's expectations. Included within these current three-month results were adverse capacity variances of $313,000 caused by underutilized capacity at various production facilities. Sparton Electronics reported an operating profit of $1,556,000 for the current three-month period, which was essentially unchanged from the same quarter last year. These results were primarily due to the previously mentioned factors of a more favorable product mix and improved cost control. Sparton Technology had an operating profit of $751,000 for the current three-month period compared to $220,000 last year. Sparton of Canada incurred an operating loss of $387,000. Continued low revenue levels at the Canadian unit was responsible for the operating loss.

Interest and Investment Income decreased to $320,000 for the three-month period ended December 31, 1998 compared to $403,000 last year due to the previously discussed amount of investments and interest rates. As previously stated in December 1996 the Company used a portion of the proceeds from the sale of its automotive operations to eliminate short-term borrowings. After provision for applicable income taxes, the Company reported income from continuing operations of $1,211,000 ($0.16 per share) for the three-month period ended December 31, 1998, compared to $872,000 ($0.11 per share) for the corresponding period last year.

Discontinued Operations
-----------------------

In August 1996, the Company formalized its plans to sell its automotive operations and accordingly reclassified and reported operating results as discontinued operations. As more fully described in Note 5 to the financial statements, in December 1996, the Company sold substantially all of the net assets and operations of the Sparton Engineered Products, Inc.-KPI Group (KPI) which comprised approximately 80% of its automotive operations. This sale did not include the net assets and operations of the remaining automotive unit, Sparton Engineered Products, Inc.-Flora Group (Flora). After extensive efforts to sell the Flora operations proved unsuccessful, the Board of Directors approved the closing of the facility in August 1998. In December 1998, Flora production ceased. An auction of inventory and equipment was held on January 28th 1999, with the land and building auction to occur in late February. At December 31, 1998, a reserve of approximately $1,938,000 was available to cover the costs associated with this closing and the sale of its assets. The amount that the Company ultimately realizes, however, could differ materially based upon its ability to sell or otherwise liquidate the Flora assets.

FINANCIAL POSITION
------------------

For the six-month period ended December 31, 1998, Cash and Cash Equivalents decreased $290,000 to $3,793,000. Operating activities used $601,000 in net cash flows. Principal sources of cash flows from operating activities included decreases in inventories, changes in income tax assets and liabilities, and income from continuing operations. Principal uses were a decrease in accounts payable and an increase in accounts receivable. The decrease in accounts payable was due to a decline in inventory levels and higher than normal payables at year-end. Cash flows provided by investing activities were $311,000, principally from the sale of equipment and investments. The Company will continue to strategically invest in additional property, plant, and equipment to accommodate growth in the ECM business. Two additional production lines were acquired through a five-year operating lease of approximately $5 million.

Investments will continue to be made in high quality marketable securities. The resulting interest and investment income, combined with a lack of interest expense, should favorably impact the Company's operations. It is uncertain, however, how long and to what extent this favorable non-operating income trend will continue. This trend is dependent upon how quickly the Company's ECM business develops as well as the emergence of alternate uses for these proceeds. The Company's market risk exposure to foreign currency exchange and interest rates are not considered to be material due to principally short term investments and minimal foreign currency designated receivables and payables.

At December 31, 1998 and June 30, 1998, the aggregate backlog from continuing operations was approximately $80 million and $103 million, respectively.

No dividends were declared in either period presented. At December 31, 1998, the Company had $89,712,000 in recorded shareowners' equity ($11.46 per share), $72,947,000 in working capital, and a 6.09:1.00 working capital ratio.

OTHER
-----

One of Sparton's facilities, located in New Mexico, has been the subject of ongoing investigations conducted with the EPA under the Resource Conservation and Recovery Act ("RCRA"). This EPA compliance issue is related to continuing operations, but involves a largely idled facility. In June 1996, the EPA issued its final decision selecting a corrective action at the site, different from what Sparton had proposed. The EPA estimated that the present value cost of its remedies would range from between $15,000,000 and $26,400,000 based on a thirty
(30) year time frame. In Sparton's judgment, the remedies proposed by the EPA were either unnecessary or technically impracticable and Sparton vigorously challenged the EPA's remedy selection.

Since June of 1996 the parties have been in negotiations regarding workplans and the resulting final remedies to be selected. Sparton has been proceeding on the workplan originally presented. At the current time, all litigation has been stayed until March 1999 to allow the parties to continue settlement discussions on remaining workplans. The parties have reached tentative agreement on what initial corrective action will be required to further address on-site impacts to the environment. Those agreements are described in four workplans that are in a form that should be acceptable to all parties by February 1999. As a result of these developments the Company believes the EPA's estimate of $15,000,000 to $26,400,000 is now outdated. The Company is currently updating its cost estimates. It is believed that the initial cost of the corrective measures called for in these plans is not expected to be materially different from the cost estimate the Company has previously accrued. There is no assurance that additional corrective measures, involving increased expenditures, may not be required.

The proposed workplans provide for the installation of an off-site containment well (already completed and operating), an on-site containment well and an on-site soil vapor extraction system (operating). The purpose of the containment wells is to restrict further migration of impacted groundwater. The soil vapor extraction system removes solvents in the on-site soil above the groundwater. The installation and operation of these wells and system are dependent upon various permits, licenses and approvals from regulatory agencies and third parties. It's anticipated that these remediation activities will operate for a period of time during which the Company and the regulatory agencies will analyze their effectiveness. The Company believes that it will take at least three to five years before the effectiveness of the groundwater extraction wells can be established. Until then, no definitive conclusion can be reached on whether additional remediation activities may be required.

At December 31, 1998, Sparton has accrued $1,499,000 as its estimate of the future undiscounted minimum obligation with respect to this matter. This reflects the minimum range of the amount Sparton expects to incur over the next five years. This amount includes equipment and operating and maintenance costs. In many cases, new technologies become available over time, which result in modified costs for environmental remediation. The Company's estimate of cost is based on the existing methodology and excludes legal and related consulting costs. For further discussion of legal activities, see page 16 regarding litigation.

Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible estimates. Estimates developed in the early stages of remediation can vary significantly. Normally, a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Amounts charged to operations, principally legal and consulting, for the six months ended December 31, 1998 and 1997 were $300,000 and $500,000, respectively. It is reasonably possible that Sparton's recorded estimate of this liability may change. If a remedy is imposed on Sparton, other than in the anticipated workplans described above, the ultimate cleanup costs could increase significantly. There is no assurance that additional costs greater than the amount accrued will not be incurred or that changes in environmental laws or their interpretation will not require that additional amounts be spent.

On June 17, 1998, Sparton Corporation and Sparton Technology, Inc. filed a complaint in the Circuit Court of Cook County, Illinois, against Lumbermens Mutual Casualty company and American Manufactures Mutual Insurance Company demanding reimbursement of expenses incurred in connection with its remediation efforts at the Coors Road facility based on various primary and excess comprehensive general liability policies in effect between 1959 and 1975. On February 11, 1998, Sparton Technology, Inc. commenced litigation in the United States Court of Federal Claims alleging that the Department of Energy (DOE), acting through its contractors, Sandia Corporation and Allied Signal Aerospace Company, is liable for reimbursement of Sparton's costs incurred in defending against and complying with Federal and state regulatory requirements. DOE proscribed certain mandatory performance requirements that were then imposed upon Sparton through its agreements with Sandia and Allied Signal. At this time, the Company is unable to predict the amount of recovery, if any, that may result in the pursuit of these claims.

New Accounting Standards
------------------------

As more fully described in notes to the financial statements the Company has adopted SFAS No.130 "Reporting Comprehensive Income". SFAS No.131 "Disclosures About Segments Of An Enterprise and Related Information" appears in footnote 7.


Impact of Year 2000
-------------------

The Year 2000 problem results from the fact that many older computer programs were written using two digits rather than four to define the applicable year. A computer program that has time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in normal business activities.

Sparton Electronics implemented a new business information system in the summer of 1997, to further enhance the Company's competitive position. This system, called Manufacturing Total Management System (MTMS), will enable information to be shared between all of Sparton's manufacturing locations. The information system is presently being implemented throughout the remainder of the Company's management units with full implementation scheduled for completion in fiscal 1999. The timing of the decision to purchase and implement MTMS was independent of the Year 2000 issue. Based upon representation from the manufacturer the Company believes that implementation of MTMS will render all of its significant internal information systems Year 2000 compliant, with no disruptions in operations. The Company has initiated a plan to discuss and monitor Year 2000 compliance issues with its major suppliers and customers. With respect to suppliers and customers software being Year 2000 compliant, the Company does not believe that there is sufficient integration and/or dependency upon such software to potentially have any material impact on the Company's business operating systems or processes. Substantially all the locations have completed their assessments of information technology (IT) system's, other than MTMS which was discussed earlier, and have begun the modification and upgrading process of these systems which are expected to be completed by the end of fiscal 1999.

Certain of the Company's ECM revenues involve products built to contract specifications dictated by the customer using a customer-owned design. As these products are non-proprietary in nature, the Company believes that potential Year 2000 problems, if any, associated with these products are the customer's responsibility. Regarding proprietary products, the Company has completed an assessment of both current and past products. Corrective measures for current products have been completed where applicable. Corrective measures for past products have been identified, where applicable, and affected customers notified. The Company does not anticipate that internal Year 2000 conversion issues will materially affect operations or operating results. However, if all Year 2000 issues are not properly identified, assessed and corrected as required in a timely manner, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operation or adversely affect the Company's relationships with customers, suppliers and others. Additionally, there can be no assurance that the Year 2000 issues may not in other respects have a material adverse impact on the Company's systems or results of operations.

The Company has not yet developed a comprehensive contingency plan to address situations that may result if the Company, or any of the third parties upon which the Company is dependent, are unable to achieve Year 2000 readiness. However, the Company's Year 2000 compliance program is ongoing and will continue to be reevaluated.

Year 2000 Forward-Looking Statements
------------------------------------

The foregoing Year 2000 discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, including without limitation, expected financial impact and the dates by which the Company expects to complete certain actions, are based on management's best estimates at this time, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability to identify and remediate all relevant IT and non-IT systems, results of Year 2000 testing, adequate resolution of Year 2000 Issues by businesses and other third parties who are service providers, suppliers or customers of the Company, unanticipated system costs, the adequacy of and ability to develop and implement contingency plans and similar uncertainties. The "forward-looking statements" made in the foregoing Year 2000 discussion are only as of the date on which such statements are made, and the Company undertakes no obligation to update on less than a quarterly basis.

                                OTHER INFORMATION

Part II - Other Information
---------------------------

Item 1 - Legal Proceedings
--------------------------

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

One of Sparton's facilities, located in New Mexico, has been the subject of ongoing investigations conducted with the Environmental Protection Agency ("EPA") under the Resource Conservation and Recovery Act ("RCRA"). This EPA compliance issue is related to continuing operations, but involves a largely idled facility. The investigation began in the early 1980's and involved a review of on-site and off-site environmental impacts. In 1988, an administrative order on consent ("AOC") was executed with EPA related to further investigation and proposing a means of dealing with quantified impacts.

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

In September 1996, the EPA issued an initial administrative order under RCRA ordering Sparton to undertake additional testing to justify the implementation of the remedy selected by the agency in June 1996, and then implementing that remedy. Sparton vigorously contested that order administratively, but on February 10, 1998, EPA issued a Final Administrative Order that in all material respects followed the initial administrative order issued in September 1996. Sparton has refused to implement those portions of that order that it believes are unjustified.

In February 1997, three lawsuits were filed against Sparton in Federal District Court in Albuquerque, one by the United States on behalf of the EPA, the second by the State of New Mexico and the third by the City of Albuquerque and the County of Bernalillo. All three actions allege that the impacts to soil and groundwater associated with Sparton's Coors Road facility present an imminent and substantial threat to human health or the environment. Through these lawsuits, the plaintiffs seek to compel Sparton to undertake additional testing and to implement the same remedy selected by the EPA in June of 1996 now incorporated in the Final Administrative Order, and referred to in the preceding paragraph. In March 1997, the plaintiffs in these three lawsuits filed a motion for preliminary injunction and in July of 1997, the action in Dallas was transferred to Federal District Court in Albuquerque and consolidated with the three lawsuits filed in February 1997.

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

At the current time, all litigation has been stayed to allow the parties to continue settlement discussions. The most recent stay will expire in March 1999. The parties have reached tentative agreement on what initial corrective action will be required to further address on-site and off-site impacts to the environment. Those agreements are described in four work plans that should be in a form acceptable to all parties by February 5, 1999. It is anticipated that implementation of these workplans will relieve the Company of its obligations under the February 10, 1998 Final Administrative Order. As a result of these developments the company is currently updating its cost estimates. It is believed the initial cost of the corrective measures called for in these plans is not expected to be materially different from the cost estimates the Company has previously accrued. There is no assurance that additional corrective measures, involving increased expenditures, may not be required.

The proposed workplans provide for the installation of an off-site containment well (already completed and operating), an on-site containment well and an on-site soil vapor extraction system (operating). The purpose of the containment wells is to restrict further migration of impacted groundwater. The soil vapor extraction system removes solvents in the on-site soil above the groundwater. The installation and operation of these wells and system are dependent upon various permits, licenses and approvals from regulatory agencies and third parties. It's anticipated that these remediation activities will operate for a period of time during which the Company and the regulatory agencies will analyze their effectiveness. The Company believes that it will take at least three to five years before the effectiveness of the groundwater extraction wells can be established. Until then, no definitive conclusion can be reached on whether additional remediation activities may be required.

At December 31, 1998, Sparton has accrued $1,499,000 as its estimate of the future undiscounted minimum obligation with respect to this matter. This reflects the minimum range of the amount Sparton expects to incur over the next five years. This amount includes equipment and operating and maintenance costs. In many cases, new technologies become available over time, which result in modified costs for environmental remediation. The Company's estimate of cost is based on the existing methodology and excludes legal and related consulting costs. The estimate includes the minimum range of activity expected to occur in the next five years including on-site and off-site pump and treat containment systems, a soil vapor extraction program and continued on-site/off-site monitoring. Beyond five years, while additional expenditures are probable, Sparton does not believe such expenditures are reasonably estimable based on available information. Factors causing the uncertainty include, but are not limited to, effectiveness of the currently proposed programs to achieve targeted results and decisions made by regulating agencies regarding future proposals and reports of Sparton. Sparton routinely refines and revises the estimate of its environmental efforts as additional information becomes available.

Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible estimates. Estimates developed in the early stages of remediation can vary significantly. Normally, a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Amounts charged to operations, principally legal and consulting, for the six months ended December 31, 1998 and 1997 were $300,000 and $500,000, respectively. It is reasonably possible that Sparton's recorded estimate of this liability may change. If a remedy is imposed on Sparton, other than the one it has proposed, the ultimate cleanup costs could increase significantly. There is no assurance that additional costs greater than the amount accrued will not be incurred or that changes in environmental laws or their interpretation will not require that additional amounts be spent. At this time, it is not possible to estimate the ultimate cost to resolve this matter.

On June 17, 1996, Sparton Corporation and Sparton Technology, Inc. filed a complaint in the Circuit Court of Cook County, Illinois, against Lumbermens Mutual Casualty Company and American Manufacturers Mutual Insurance Company demanding reimbursement of expenses incurred in connection with its remediation efforts at the Coors Road facility based on various primary and excess comprehensive general liability policies in effect between 1959 and 1975. On February 11, 1998, Sparton Technology, Inc. commenced litigation in the United States Court of Federal Claims alleging that the Department of Energy (DOE), acting through its contractors, Sandia Corporation and Allied Signal Aerospace Company, is liable for reimbursement of Sparton's costs incurred in defending against and complying with Federal and state regulatory requirements. DOE proscribed certain mandatory performance requirements that were then imposed upon Sparton through its agreements with Sandia and Allied Signal. At this time the Company is unable to predict the amount of recovery, if any, that may result in the pursuit of these claims.

                                OTHER INFORMATION

PART II - Other Information
---------------------------

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

(b)  Reports on Form 8-K filed in the Second Quarter of Fiscal 1999:  None



SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              SPARTON CORPORATION
                                                              -------------------
                                                              Registrant

Date:    February 12, 1999                                    /s/ David W. Hockenbrocht
         ------------------                                   ---------------------------------------------------
                                                                       David W. Hockenbrocht, President

Date:    February 12, 1999                                    /s/ Richard Langley
         ------------------                                   ---------------------------------------------------
                                                                  Richard Langley, Vice President/Treasurer and
                                                                  Principal Financial Officer