Form 10-Q
period 1999-03-31
SPARTON CORP
filed 1999-05-10
CIK 92679

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 1-1000


                               SPARTON CORPORATION
          -----------------------------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of April 30, 1999 was 7,828,090.

                               SPARTON CORPORATION
                                      INDEX


Financial Statements:                                                                                            Page No.
                                                                                                                 --------
         Condensed Consolidated Balance Sheet - March 31, 1999 and June 30, 1998                                     3

         Condensed Consolidated Statement of Operations - Three-month and Nine-month
         Periods ended March 31, 1999 and 1998                                                                       4

         Condensed Consolidated Statement of Cash Flows - Nine-month Periods ended
         March 31, 1999 and 1998                                                                                     5

         Notes to Condensed Consolidated Financial Statements                                                        6

Management's Discussion and Analysis of Financial Condition and Results of Operations                               10

Other Information                                                                                                   16

Signatures                                                                                                          19

                      SPARTON CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Balance Sheet (Unaudited)
                        March 31, 1999 and June 30, 1998

                                                                          March 31,1999   June 30,1998
                                                                           ------------   ------------
                                  ASSETS                                                     (Note 5)

Current assets:
  Cash and cash equivalents                                                $  5,759,298   $  4,083,273
  Investment securities                                                      22,446,847     23,653,129
  Income taxes recoverable                                                      812,905           --
  Accounts receivable                                                        17,718,121     24,617,302
  Inventories and costs on contracts in progress, less progress
    payments of $2,302,000 at March 31 ($2,646,000 at June 30)               36,005,113     31,743,407
  Prepaid expenses                                                            4,509,680      4,340,455
  Current assets of discontinued automotive operations-net (Note 5)               -    .     2,901,847
                                                                           ------------   ------------
      Total current assets                                                   87,251,964     91,339,413

Other assets                                                                  5,403,619      5,464,007

Property, plant and equipment - net                                          11,501,395     11,567,856

Noncurrent assets, principally property, plant and equipment, of
  discontinued automotive operations - net (Note 5)                             623,798      2,750,059
                                                                           ------------   ------------


         Total assets                                                      $104,780,776   $111,121,335
                                                                           ============   ============

                       LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
  Accounts payable                                                         $  5,012,231   $ 11,390,801
  Taxes on income                                                                 -            504,451
  Accrued liabilities                                                         9,989,059      8,325,766
  Current liabilities of discontinued automotive operations-net (Note 5)        746,127          -
                                                                           ------------   ------------
      Total current liabilities                                              15,747,417     20,221,018

Deferred income taxes                                                         2,531,500      2,531,500

Shareowners' equity:
  Common stock - 7,828,090 shares outstanding at March 31,1999
    and June 30, 1998 after deducting 106,622 shares in treasury              9,785,113      9,785,113
  Capital in excess of par value                                                494,427        494,427
  Retained earnings (Note 3)                                                 76,222,319     78,089,277
                                                                           ------------   ------------
      Total shareowners' equity                                              86,501,859     88,368,817
                                                                           ------------   ------------

         Total liabilities and shareowners' equity                         $104,780,776   $111,121,335
                                                                           ============   ============

See accompanying notes.

                      SPARTON CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statement of Operations (Unaudited)
    For the Three-month and Nine-month Periods ended March 31, 1999 and 1998


                                                   Three-month Periods                Nine-month Periods
                                             ------------------------------    ------------------------------
                                                   1999             1998             1999             1998
                                             -------------    -------------    -------------    -------------

Net sales                                    $  26,981,204    $  41,901,535    $  98,405,090    $ 109,133,276
Costs and expenses                              28,397,490       40,423,070       98,474,041      107,249,361
                                             -------------    -------------    -------------    -------------
                                                (1,416,286)       1,478,465          (68,951)       1,883,915
Other income (expense):
   Interest and investment income                  414,009          433,486        1,169,214        1,367,037
   Interest expense                                   -                -                (416)            (720)
   Other - net                                      (1,082)          (2,486)          (7,805)         556,075
                                             -------------    -------------    -------------    -------------

Income (loss) from continuing operations
   before income taxes                          (1,003,359)       1,909,465        1,092,042        3,806,307

Provision (credit) for income taxes               (371,000)         706,000          404,000        1,408,000
                                             -------------    -------------    -------------    -------------

Income (loss) from continuing operations          (632,359)       1,203,465          688,042        2,398,307

Discontinued operations:
   Loss from discontinued automotive
      operations, net of applicable income
      tax credit of $1,480,000                  (2,520,000)            -   .      (2,520,000)            -    .
                                             -------------    -------------    -------------    -------------

Net income (loss)                            $  (3,152,359)   $   1,203,465    $  (1,831,958)   $   2,398,307
                                             =============    =============    =============    =============

Basic and diluted earnings per share:
   Continuing operations                            $(0.08)           $0.15           $ 0.09            $0.30
   Discontinued operations                           (0.32)            0.00            (0.32)            0.00
                                                    ------           ------           ------           ------
    Net income (loss)                               $(0.40)           $0.15           $(0.23)           $0.30
                                                    ======           ======           ======           ======

Dividends per share of common stock                   $-0-             $-0-             $-0-             $-0-
                                                    ======           ======           ======           ======

See accompanying notes.

                      SPARTON CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statement of Cash Flows (Unaudited)
            For the Nine-month Periods ended March 31, 1999 and 1998

                                                                              1999            1998
                                                                          ------------    ------------

Cash flows provided (used) by operating activities:
  Income from continuing operations                                       $    688,042    $  2,398,307
  Add non-cash items affecting continuing operations:
   Depreciation                                                             1 ,586,126       1,355,995
                                                                          ------------    ------------
                                                                             2,274,168       3,754,302
  Add (deduct) changes in operating assets and liabilities:
   Accounts receivable                                                       6,899,181       7,133,158
   Other                                                                     1,459,068         487,276
   Taxes on income                                                            (504,451)     (1,217,579)
   Income taxes recoverable                                                   (812,905)           -   .
   Inventories                                                              (4,261,706)      2,325,166
   Accounts payable                                                         (6,378,570)     (5,219,211)
                                                                          ------------    ------------
  Net cash provided (used) by continuing operations                         (1,325,215)      7,263,112
  Cash flow provided (used) by discontinued operations                       1,391,574        (878,537)
                                                                          ------------    ------------
                                                                                66,359       6,384,575
Cash flows provided (used) by investing activities:
  Sales (purchases) of investment securities-net                             1,206,282        (576,177)
  Purchases of property, plant and equipment-net                            (1,519,665)     (3,037,155)
  Noncurrent other assets                                                       60,388          96,122
  Discontinued operations, principally related to property, plant and
     equipment-net                                                           1,862,661        (432,904)
                                                                          ------------    ------------
                                                                             1,609,666      (3,950,114)

Cash flows provided (used) by financing activities:
  Common stock transactions principally from exercise of stock options            -   .         66,249
  Discontinued operations, changes in long-term obligations                       -   .        (28,838)
                                                                          ------------    ------------
                                                                                  -   .         37,411

Increase in cash and cash equivalents                                        1,676,025       2,471,872

Cash and cash equivalents at beginning of period                             4,083,273       8,021,620
                                                                          ------------    ------------

Cash and cash equivalents at end of period                                $  5,759,298    $ 10,493,492
                                                                          ============    ============

Supplemental disclosures of cash paid (refunded) during the period for:

  Interest expense                                                        $        400    $      1,000
                                                                          ============    ============

  Income taxes                                                            $    239,000    $  3,157,000
                                                                          ============    ============

See accompanying notes.

                      SPARTON CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying condensed consolidated balance sheet at March 31, 1999, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended March 31, 1999 and 1998 and cash flows for the nine-month periods ended March 31, 1999 and 1998 are unaudited, but include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of such financial statements. The results of operations for the periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year.

2. Basic earnings per share were computed using the weighted average number of shares outstanding. For the three-month periods, average shares outstanding were 7,828,090 in both 1999 and 1998; for the nine-month periods, 7,828,090 in 1999 and 7,826,423 in 1998. Differences in the weighted average number of shares outstanding for purposes of computing diluted earnings per share were due to the inclusion of the dilutive effect of employee incentive stock options previously granted of 191,777 for the three months ended March 31, 1998, and 31,870 and 152,636 for the nine months ended March 31, 1999 and 1998, respectively. These differences in the weighted average number of shares outstanding for the calculation of basic and diluted earnings per share were not material and resulted in no differences between basic and diluted earnings per share. Outstanding options to purchase 189,000 shares of common stock at $8.375 per share for the three months and nine months ended March 31, 1999, and 32,000 shares at $6.625 for the three months ended March 31, 1999, were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

3. The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires disclosure of total non-stockholder changes in equity in interim periods and additional disclosures of the components of non-stockholder changes in equity on an annual basis. Total non-stockholder changes in equity includes all changes in equity during a period except those resulting from investments by and distributions to stockholders. Total comprehensive income for the three-month and nine-month periods March 31, 1999 and 1998 is as follows:

                                                             Three Months Ended           Nine Months Ended
                                                             ------------------           -----------------
                                                            1999           1998           1999           1998
                                                            ----           ----           ----           ----

Net income (loss)                                       $(3,152,359)   $ 1,203,465    $(1,831,958)   $ 2,398,307
Other Comprehensive Income:
   Unrealized gains (losses) on investment securities       (58,000)       (35,000)       (35,000)        33,000
                                                        -----------    -----------    -----------    -----------
Comprehensive income (loss)                             $(3,210,359)   $ 1,168,465    $(1,866,958)   $ 2,431,307
                                                        ===========    ===========    ===========    ===========


Retained earnings includes accumulated other comprehensive income (loss) of ($20,000) and $15,000 at March 31, 1999 and June 30, 1998, respectively, which relates to unrealized gains (losses) on investments.

4. Cash and cash equivalents consist of demand deposits and other highly liquid investments with an original maturity date of less than three months. A large majority of the investment portfolio has an original maturity date of less than two years and a daily market exists for all the investment securities. The Company believes that the impact of fluctuations in interest rates on its investment portfolio should not have a material impact on financial position or results of operations. It is the Company's intention to use these investment securities to provide working capital and to otherwise fund the expansion of its business.

At March 31, 1999, the Company had net unrealized losses of $32,000. At that date, the net after-tax effect of these losses was $20,000 and included with equity. For the nine months ended March 31, the Company had gross purchases and sales of investment securities totaling $7,534,000 and $8,430,000 for 1999, and $8,974,000 and $7,955,000 for 1998, respectively.

5. In August 1996, the Company formalized its decision to offer for sale its automotive operations. Accordingly, related operating results have been reported as discontinued operations. In December 1996, the Company sold substantially all of the net assets and operations of the Sparton Engineered Products, Inc.-KPI Group (KPI) which comprised approximately 80% of the automotive operations of the Company. This sale did not include the net assets and operations of the remaining automotive unit, Sparton Engineered Products, Inc.-Flora Group (Flora). The Company has pursued the sale of the Flora operations since the August 1996 decision was made. During this protracted period, a number of events occurred that negatively impacted the potential value of the Flora Group including continued unplanned operating losses, loss of personnel, tornado damage to the plant on April 15, 1998 and loss of a major customer. In April 1998, the Company abandoned attempts to finalize a sale/purchase agreement with a party with whom negotiations had been ongoing for some 16 months. At June 30, 1998, based upon then available information, the Company adjusted its recorded reserve for discontinued operations by an additional charge for losses anticipated in the disposal of these businesses.

At its meeting on August 28, 1998, the Board of Directors approved the closing of the Flora operation and an orderly liquidation of its assets. In December 1998, all production ceased. An auction of inventory and equipment was held in January 1999. Both inventory and equipment was expected to be sold in groupings by product lines thereby maximizing the value received. It was expected that 75% or more of the book value of inventory and equipment would be recovered. However, anticipated sales of various product lines did not materialize as expected. At auction individual items were sold essentially for scrap value. As a result, a pre-tax loss of $4,000,000 was recorded in the third quarter of fiscal 1999. An auction in February 1999 did not generate sufficient interest in the Flora real property, and the property will be placed for sale with a real estate broker. At March 31, 1999, approximately $1,021,000 is accrued for the costs associated with the sale of the remaining assets and other open issues associated with the discontinued automotive operations, and is included in current liabilities shown below of $1,194,279.

For purposes of balance sheet presentation, the current and noncurrent assets and liabilities of discontinued operations have been netted. The presentation at June 30, 1998 has been reclassified to conform to the March 31, 1999 amounts. The detail balances for the discontinued operations are as follows:

                           March 31        June 30
                           --------        -------
Current assets           $   448,152    $ 7,036,482
Current liabilities       (1,194,279)    (4,134,635)
                         -----------    -----------
  NET                    $  (746,127)   $ 2,901,847
                         ===========    ===========

Noncurrent assets        $   623,798    $ 2,808,360
Noncurrent liabilities          --          (58,301)
                         -----------    -----------
  NET                    $   623,798    $ 2,750,059
                         ===========    ===========


6. One of Sparton's facilities, located in New Mexico, has been the subject of ongoing investigations conducted with the EPA under the Resource Conservation and Recovery Act ("RCRA"). This EPA compliance issue is related to continuing operations, but involves a largely idled facility. In June 1996, the EPA issued its final decision selecting a corrective action at the site, different from what Sparton had proposed. The EPA estimated that the present value cost of its remedies would range from between $15,000,000 and $26,400,000 based on a thirty-(30) year time frame. In Sparton's judgment, the remedies proposed by the EPA were either unnecessary or technically impracticable and Sparton vigorously challenged the EPA's remedy selection.

Since June of 1996 the parties have been in negotiations regarding workplans describing corrective action at the site. At the current time, all litigation has been stayed to allow the parties to continue settlement discussions on remaining workplans until May 17, 1999. As a result of these discussions, the Company believes the EPA's estimate of $15,000,000 to $26,400,000 is now outdated. The Company is currently updating its cost estimates. It is believed that the initial cost of the corrective measures called for in these plans is not expected to be materially different from the cost estimate the Company has previously accrued. There is no assurance that additional corrective measures, involving increased expenditures, may not be required.

The proposed workplans provide for the installation of an off-site containment well (already completed and operating), an on-site containment well and an enhancement to an on-site soil vapor extraction system. The purpose of the containment wells is to restrict further migration of impacted groundwater. The soil vapor extraction system removes solvents in the on-site soil above the groundwater. The installation and operation of the two containment wells and the enhanced soil vapor extraction system are dependent upon various permits, licenses and approvals from regulatory agencies and third parties. It's anticipated that these remediation activities will operate for a period of time during which the Company and the regulatory agencies will analyze their effectiveness. The Company believes that it will take at least three to five years before the effectiveness of the groundwater extraction wells can be established. Until then, in the Company's judgement, no definitive conclusion can be reached on whether additional remediation activities may be required.

At March 31, 1999, Sparton has accrued $1,980,000 as its estimate of the future undiscounted minimum obligation with respect to this matter. This reflects the minimum range of the amount Sparton expects to incur over the next five years. This amount includes equipment and operating and maintenance costs. In many cases, new technologies become available over time, which result in modified costs for environmental remediation. The Company's estimate of cost is based on the existing methodology and excludes legal and related consulting costs. For further discussion of legal activities, see page 16 regarding litigation.

Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible estimates. Estimates developed in the early stages of remediation can vary significantly. Normally, a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Amounts charged to operations, principally legal and consulting, for the nine months ended March 31, 1999 and 1998 were $1,199,000 and $750,000, respectively. It is reasonably possible that Sparton's recorded estimate of this liability may change. If a remedy is imposed on Sparton, other than in the anticipated workplans described above, the ultimate cleanup costs could increase significantly. There is no assurance that additional costs greater than the amount accrued will not be incurred or that changes in environmental laws or their interpretation will not require that additional amounts be spent.

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

On February 11, 1998, Sparton Technology, Inc. commenced litigation in the United States Court of Federal Claims alleging that the Department of Energy
(DOE), acting through its contractors, Sandia Corporation and Allied Signal, Inc., is liable for reimbursement of Sparton's costs incurred in defending against and complying with Federal and state regulatory requirements. DOE proscribed certain mandatory performance requirements that were then imposed upon Sparton through its agreements with Sandia Corporation and Allied Signal, Inc. On February 9, 1999 the Court of Federal Claims dismissed Sparton's complaint based on its determination that an agency relationship did not exist between Sandia Corporation and Allied Signal, Inc. and the United States for purposes of reimbursing costs incurred during litigation. Sparton believes that the court erred in its decision and filed its notice of appeal on April 9, 1999.

Sparton Technology, Inc. filed a complaint on September 21, 1998, against Allied Signal, Inc. in U.S. District Court in Kansas City seeking to recover costs incurred to investigate and remediate impacts to the environment at its Coors Road facility.

At this time, the Company is unable to predict the amount of recovery, if any, that may result in the pursuit of these before-mentioned three claims.

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

The Private Securities Litigation Reform Act of 1995 reflects Congress' determination that the disclosures of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by corporate management. The Company's financial statements, SEC filings and shareholder's reports contain forward-looking statements that involve risk and uncertainty. The Company notes that a variety of factors could cause the actual results to differ materially from anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, growth forecasts and results include, but are not limited to, fluctuations in U. S. and/or world economies, the ability of Sparton and its customers and vendors to address effectively Year 2000 issues, competition in the overall electronic manufacturing services (EMS) business, Congressional budget outlays for sonobuoy development and production, Congressional legislation, changes in the interpretation of environmental laws, the uncertainties of environmental litigation and the availability of materials, production labor and management services under terms acceptable to the Company. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the named risk factors and unanticipated future events.

RESULTS OF OPERATIONS
---------------------

Nine-month Periods
------------------

Sales for the nine-month period ended March 31, 1999 were $98,405,000, a decrease of $10,728,000 (10%) from the corresponding nine-month period last year. Sales were also below expectations. Government sales declined $11,645,000, while all other EMS sales increased $917,000. Sales decreased $12,288,000 (14%) to $80,924,000 at Sparton Electronics. The majority of the short fall was due to Q-62 sonobuoy sales that were $12,000,000 below the level of prior year and some $6,000,000 below plan. There was an interruption in production and shipments upon the completion of the current Q-62 contract and startup on the succeeding contact as described later. Revenues at Sparton Technology increased $2,037,000 (15%) to $15,840,000. This was primarily due to the start-up of a new program as well as additional business with several existing customers including a contract with the U.S. Department of Immigration and Naturalization Services. These sales, however, were below management's expectations due to the continued delays on two major programs. Revenues at Sparton of Canada totaled $1,903,000, a decrease from the same period last year and below expectations, due to continued customer design issues on a major program. Additionally, Canada continues to be challenged in replacing government defense sales.

An operating loss of $69,000 was reported for the nine-month period ended March 31, 1999 compared to an operating profit of $1,884,000 for the same period last year. Included in the fiscal 1999 operating results were adverse capacity variances of $3,353,000 caused by underutilized capacity at various production facilities. Sparton Electronics reported an operating profit of $2,151,000 for the current period compared to $3,919,000 for the same period last year. These declines in operating results reflect decreased government sales. Sparton Technology reported an operating profit of $38,000 compared to an operating profit of $60,000 last year. Included within these results were charges, principally legal and consulting, totaling $1,199,000 this year and $750,000 last year, related to the ongoing environmental claims more fully discussed in Note 6 to the Condensed Consolidated Financial Statements. Of the total $1,199,000, $570,000 was recorded in March 1999, to cover some costs incurred in excess of previous estimates on several off-site containment expenditures, as well as additional expected costs for management and electrical power over the next five years. After consideration of the effects of environmental costs, operating results were still below expectations due to the lower sales volumes. The Canadian unit incurred an operating loss of $984,000 compared to a loss of $402,000 last year. These results were below management's expectations as low sales volume continues to impact operations. Underutilized manufacturing capacity resulted in a current charge of $391,000 to the Canadian operations.

Interest and Investment Income decreased $198,000 to $1,169,000 for the nine-month period ended March 31, 1999 due to lower average investments and a decline in interest rates. The Company has no long or short-term debt. Other Expense-Net was $8,000 for the current nine-month period compared to Other Income-Net of $556,000 last year. Included in last years Income was a gain of $511,000 from the sale of equipment and other assets at the Canadian operating unit. After provision for applicable income taxes, the Company reported income from continuing operations of $688,000, $0.09 per share, for the nine-month period ended March 31, 1999 compared to $2,398,000, $0.30 per share, for the same period last year.

Three-Month Periods
-------------------

Sales for the three-month period ended March 31, 1999 were $26,981,000, a decline of $14,920,000 (36%) compared to the third quarter last year. Overall, government sales decreased $14,009,000, and all other EMS sales declined $911,000 from the same quarter last year. Revenues at Sparton Electronics were $21,033,000, down $14,688,000 (41%) from the same period last year and below forecast. This decline was due to the decrease in government sales, principally the Q-62 sonobuoys. During the quarter, one contract was completed. Due to design changes, startup was unexpectedly delayed pending governmental approval of the new design. Such design changes have now been approved and production has commenced on the next production contract. Revenues at Sparton Technology were $5,076,000, up $396,000 (8%). At the Canadian unit, revenues were $922,000 compared to $1,794,000 for the same period last year. Canada continues to be challenged in replacing government defense sales.

An operating loss of $1,416,000 was reported for the three months ended March 31, 1999 compared to an operating profit of $1,478,000 for the same period last year. These current operating results were below expectations. Included in the current three-month results were adverse capacity variances of $1,379,000 caused by underutilized capacity at various production facilities. Sparton Electronics reported an operating loss of $15,000 for the current three-month period, compared to an operating profit of $1,826,000 last year. These results were primarily impacted by the previously mentioned decreased government sales. Sparton Technology had an operating loss of $698,000 for the current three-month period compared to an operating profit of $89,000 last year. The loss includes a charge to the EPA costs and expenses of $570,000 in March to cover current overruns on several off-site containment expenditures and the accrual of additional expected costs for management and electric power over the next five years. Sparton of Canada incurred an operating loss of $268,000. Continued low revenue levels at the Canadian unit were responsible for the operating loss.

Interest and Investment Income decreased to $414,000 for the three-month period ended March 31, 1999 compared to $433,000 last year due to the previously discussed declines in amount of investments and interest rates. There was no significant Interest Expense or Other Income (Expense) - net for either the current or same period last year. After provision for applicable income taxes, the Company reported a loss from continuing operations of $632,000, ($0.08) per share, for the three-month period ended March 31, 1999, compared to operating income of $1,203,000, $0.15 per share, for the corresponding period last year.

Discontinued Operations
-----------------------

In August 1996, the Company formalized its plans to sell its automotive operations and accordingly reclassified and reported related operating results as discontinued operations. As more fully described in Note 5 to the financial statements, in December 1996, the Company sold substantially all of the net assets and operations of the Sparton Engineered Products, Inc.-KPI Group (KPI) which comprised approximately 80% of its automotive operations. This sale did not include the net assets and operations of the remaining automotive unit, Sparton Engineered Products, Inc.-Flora Group (Flora). After extensive efforts to sell the Flora operations proved unsuccessful, the Board of Directors approved the closing of the facility in August 1998. In December 1998, Flora production ceased. An auction of inventory and equipment was held in January 1999. Both inventory and equipment was expected to be sold in groupings by product line thereby maximizing the value received for both inventory and equipment. 75% or more of the book value of inventory and equipment was expected to be recovered through sales by product line. However, the sales of various product lines did not materialize. At auction individual items were sold essentially for scrap value. As a result, a pre-tax loss of $4,000,000 ($2,520,000 after-tax) was recognized in the third quarter of fiscal 1999. The net affect of recording the pre-tax loss of $4,000,000 on earnings per share is a loss of $(0.32) per share for the three-months and nine-months ended March 31, 1999. An auction in February 1999, did not generate sufficient interest in the Flora real property, and the property will be placed for sale with a real estate broker. At March 31, 1999, approximately $1,021,000 is accrued for the costs associated with the disposal of the remaining assets and selected other issues related to the discontinued automotive operations.

The Company reported net income (loss) of $(3,152,000), $(0.40) per share, and $1,203,000, $0.15 per share for the three-months, and $(1,832,000), $(0.23) per share, and $2,398,000, $0.30 per share, for the nine-months ended March 31, 1999 and 1998, respectively.

FINANCIAL POSITION
------------------

For the nine-month period ended March 31, 1999, Cash and Cash Equivalents increased $1,676,000 to $5,759,000. Operating activities provided $66,000 in net cash flows. Principal sources of cash flows from operating activities included decreases in accounts receivable, increases in accrued liabilities, and income from continuing operations. Principal uses were a decrease in accounts payable, an increase in inventories, and a change in income tax assets and liabilities. The decrease in accounts payable was due primarily to higher than normal payables at year-end. The increase in inventory is due to expected higher fourth quarter sales. Cash flows provided by investing activities were $1,610,000, principally from the sale of investment securities. The Company will continue to strategically invest in additional property, plant and equipment to accommodate growth in the EMS business. Two additional production lines, with a cost of approximately $5 million, were obtained through a five-year operating lease in fiscal 1999.

Investments will continue to be made in high quality marketable securities. The resulting interest and investment income, combined with a lack of interest expense, should favorably impact the Company's operations. It is uncertain, however, how long and to what extent this favorable non-operating income trend will continue. This trend is dependent upon how quickly the Company's commercial EMS business develops as well as the emergence of alternate uses for these proceeds. The Company's market risk exposure to foreign currency exchange and interest rates are not considered to be material due to principally short term investments and minimal foreign currency designated receivables and payables.

At March 31, 1999 and June 30, 1998, the aggregate backlog from continuing operations was approximately $95 million and $103 million, respectively.

No dividends were declared in either period presented. At March 31, 1999, the Company had $86,502,000 in shareowners' equity (11.05 per share), $71,505,000 in working capital, and a 5.5:1.00 working capital ratio.

OTHER
-----

One of Sparton's facilities, located in New Mexico, has been the subject of ongoing investigations conducted with the EPA under the Resource Conservation and Recovery Act ("RCRA"). This EPA compliance issue is related to continuing operations, but involves a largely idled facility. In June 1996, the EPA issued its final decision selecting a corrective action at the site, different from what Sparton had proposed. The EPA estimated that the present value cost of its remedies would range from between $15,000,000 and $26,400,000 based on a thirty-(30) year time frame. In Sparton's judgment, the remedies proposed by the EPA were either unnecessary or technically impracticable and Sparton vigorously challenged the EPA's remedy selection.

Since June of 1996 the parties have been in negotiations regarding workplans describing corrective action at the site. At the current time, all litigation has been stayed to allow the parties to continue settlement discussions on remaining workplans until May 17, 1999. As a result of these discussions, the Company believes the EPA's estimate of $15,000,000 to $26,400,000 is now outdated. The Company is currently updating its cost estimates. It is believed that the initial cost of the corrective measures called for in these plans is not expected to be materially different from the cost estimate the Company has previously accrued. There is no assurance that additional corrective measures, involving increased expenditures, may not be required.

The proposed workplans provide for the installation of an off-site containment well (already completed and operating), an on-site containment well and an enhancement to an on-site soil vapor extraction system. The purpose of the containment wells is to restrict further migration of impacted groundwater. The soil vapor extraction system removes solvents in the on-site soil above the groundwater. The installation and operation of the two containment wells and the enhanced soil vapor extraction system are dependent upon various permits, licenses and approvals from regulatory agencies and third parties. It's anticipated that these remediation activities will operate for a period of time during which the Company and the regulatory agencies will analyze their effectiveness. The Company believes that it will take at least three to five years before the effectiveness of the groundwater extraction wells can be established. Until then, in the Company's judgement, no definitive conclusion can be reached on whether additional remediation activities may be required.

At March 31, 1999, Sparton has accrued $1,980,000 as its estimate of the future undiscounted minimum obligation with respect to this matter. This reflects the minimum range of the amount Sparton expects to incur over the next five years. This amount includes equipment and operating and maintenance costs. In many cases, new technologies become available over time, which result in modified costs for environmental remediation. The Company's estimate of cost is based on the existing methodology and excludes legal and related consulting costs. For further discussion of legal activities, see page 16 regarding litigation.

Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible estimates. Estimates developed in the early stages of remediation can vary significantly. Normally, a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Amounts charged to operations, principally legal and consulting, for the nine months ended March 31, 1999 and 1998 were $1,199,000 and $750,000, respectively. It is reasonably possible that Sparton's recorded estimate of this liability may change. If a remedy is imposed on Sparton, other than in the anticipated workplans described above, the ultimate cleanup costs could increase significantly. There is no assurance that additional costs greater than the amount accrued will not be incurred or that changes in environmental laws or their interpretation will not require that additional amounts be spent.

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

On February 11, 1998, Sparton Technology, Inc. commenced litigation in the United States Court of Federal Claims alleging that the Department of Energy
(DOE), acting through its contractors, Sandia Corporation and Allied Signal, Inc. is liable for reimbursement of Sparton's costs incurred in defending against and complying with Federal and state regulatory requirements. DOE proscribed certain mandatory performance requirements that were then imposed upon Sparton through its agreements with Sandia Corporation and Allied Signal, Inc. On February 9, 1999 the Court of Federal Claims dismissed Sparton's complaint based on its determination that an agency relationship did not exist between Sandia Corporation and Allied Signal, Inc. and the United States for purposes of reimbursing costs incurred during litigation. Sparton believes that the court erred in its decision and filed its notice of appeal on April 9, 1999.

Sparton Technology, Inc. filed a complaint on September 21, 1998, against Allied Signal, Inc. in U.S. District Court in Kansas City seeking to recover costs incurred to investigate and remediate impacts to the environment at its Coors Road facility.

At this time, the Company is unable to predict the amount of recovery, if any, that may result in the pursuit of these before-mentioned three claims.

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

Sparton Electronics implemented a new business information system in the summer of 1997, to further enhance the Company's competitive position. This system, called Manufacturing Total Management System (MTMS), will enable information to be shared between all of Sparton's manufacturing locations. This information system has been implemented throughout the Company with the exception of Sparton Technology. Technology's initial implementation was completed the end of April 1999. The timing of the decision to purchase and implement MTMS was independent of the Year 2000 issue. Based upon representation from the manufacturer and our independent testing the Company believes that implementation of MTMS will render all of its significant internal information systems Year 2000 compliant, with no disruptions in operations. As the majority of software and hardware was upgraded to accommodate the implementation of MTMS, expenditures have been minimal to date for Year 2000 compliance. Additional expenditures to complete our Year 2000 program are not expected to exceed $100,000.

Sparton's readiness plan encompasses both information technology systems and computer chip embedded functions, these include such things as elevators, security systems, factory floor machines, and building heating and cooling. Substantially all the locations have completed their assessments of information technology (IT) system's, other than MTMS which was discussed earlier, and have begun the modification and upgrading process of these systems, completion is expected by the end of fiscal 1999. In addition, formal reviews of production facilities, test and production equipment have began with remediation or replacement scheduled as necessary. Teams have been put in place at each Company to oversee inventorying, assessing, upgrading, and replacing non-compliant items as needed to ensure completion of Sparton's Year 2000 program by year end. Additionally, the Company is discussing and monitoring Year 2000 compliance issues with its major suppliers, customers, and other third parties. With respect to suppliers and customers software being Year 2000 compliant, the Company does not believe that there is sufficient integration and/or dependency upon such software to potentially have any material impact on the Company's business operating systems or processes.

Certain of the Company's EMS revenues involve products built to contract specifications dictated by the customer using a customer-owned design. As these products are non-proprietary in nature, the Company believes that potential Year 2000 problems, if any, associated with these products are the customer's responsibility. Regarding proprietary products, the Company has completed an assessment of both current and past products. Corrective measures for current products have been completed where applicable. Corrective measures for past products have been identified, where applicable, and affected customers notified.

The Company does not anticipate that internal Year 2000 conversion issues will materially affect operations or operating results. However, if all Year 2000 issues are not properly identified, assessed and corrected as required in a timely manner, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operation or adversely affect the Company's relationships with customers, suppliers and others. Sparton believes the actions it is taking should reduce the risks posed by Year 2000 challenges to its own systems. Management recognizes, however, that unforeseen circumstances could arise both within its own systems and with the systems of external entities and can give no assurances that if such circumstances arose they would not adversely affect the corporation's Year 2000 compliance efforts. Further, management cannot determine the impact that any adverse affect might have on the corporation's operations, financial position or cash flows.

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

The remedial investigation called for in the AOC has been completed and approved. In May 1996, Sparton submitted to the EPA a final corrective measure study, based on the results of its investigations, as required in the AOC. In June 1996, the EPA issued its final decision selecting a corrective action at the site, different from what Sparton had proposed. The EPA estimated that the present value cost of its remedies would range from between $15,000,000 and $26,400,000 based on a thirty-(30) year time frame. In Sparton's judgment, the remedies proposed by the EPA are either unnecessary or technically impracticable. Sparton vigorously challenged the EPA's remedy selection and filed suit in Federal District Court in Dallas asserting that the EPA's decision on remedy selection violated the AOC.

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

In February 1997, three lawsuits were filed against Sparton in Federal District Court in Albuquerque, one by the United States on behalf of the EPA, the second by the State of New Mexico and the third by the City of Albuquerque and the County of Bernalillo. All three actions allege that the impacts to soil and groundwater associated with Sparton's Coors Road facility present an imminent and substantial threat to human health or the environment. Through these lawsuits, the plaintiffs seek to compel Sparton to undertake additional testing and to implement the same remedy selected by the EPA in June of 1996, now incorporated in the Final Administrative Order, and referred to in the preceding paragraph. In March 1997, the plaintiffs in these three lawsuits filed a motion for preliminary injunction and in July of 1997, the action in Dallas was transferred to Federal District Court in Albuquerque and consolidated with the three lawsuits filed in February 1997.

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

At the current time, all litigation has been stayed to allow the parties to continue settlement discussions. The most recent stay will expire May 17, 1999. It is anticipated that implementation of these workplans will relieve the Company of its obligations under the February 10, 1998 Final Administrative Order. As a result of these developments the company is currently updating its cost estimates. It is believed the initial cost of the corrective measures called for in these plans is not expected to be materially different from the cost estimates the Company has previously accrued. There is no assurance that additional corrective measures, involving increased expenditures, may not be required.

The proposed workplans provide for the installation of an off-site containment well (already completed and operating), an on-site containment well and an enhancement to an on-site soil vapor extraction system. The purpose of the containment wells is to restrict further migration of impacted groundwater. The soil vapor extraction system removes solvents in the on-site soil above the groundwater. The installation and operation of the two containment wells and the enhanced soil vapor extraction system are dependent upon various permits, licenses and approvals from regulatory agencies and third parties. It's anticipated that these remediation activities will operate for a period of time during which the Company and the regulatory agencies will analyze their effectiveness. The Company believes that it will take at least three to five years before the effectiveness of the groundwater extraction wells can be established. Until then, in the Company's judgement, no definitive conclusion can be reached on whether additional remediation activities may be required.

At March 31, 1999, Sparton has accrued $1,980,000 as its estimate of the future undiscounted minimum obligation with respect to this matter. This reflects the minimum range of the amount Sparton expects to incur over the next five years. This amount includes equipment and operating and maintenance costs. In many cases, new technologies become available over time, which result in modified costs for environmental remediation. The Company's estimate of cost is based on the existing methodology and excludes legal and related consulting costs. The estimate includes the minimum range of activity expected to occur in the next five years including on-site and off-site pump and treat containment systems, a soil vapor extraction program and continued on-site/off-site monitoring. Beyond five years, while additional expenditures are probable, Sparton does not believe such expenditures are reasonably estimable based on available information. Factors causing the uncertainty include, but are not limited to, effectiveness of the currently proposed programs to achieve targeted results and decisions made by regulating agencies regarding future proposals and reports of Sparton. Sparton routinely refines and revises the estimate of its environmental efforts as additional information becomes available.

Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible estimates. Estimates developed in the early stages of remediation can vary significantly. Normally, a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Amounts charged to operations, principally legal and consulting, for the nine months ended March 31, 1999 and 1998 were $1,199,000 and $750,000, respectively. It is reasonably possible that Sparton's recorded estimate of this liability may change. If a remedy is imposed on Sparton, other than in the anticipated workplans described above, the ultimate cleanup costs could increase significantly. There is no assurance that additional costs greater than the amount accrued will not be incurred or that changes in environmental laws or their interpretation will not require that additional amounts be spent.

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

On February 11, 1998, Sparton Technology, Inc. commenced litigation in the United States Court of Federal Claims alleging that the Department of Energy
(DOE), acting through its contractors, Sandia Corporation and Allied Signal, Inc., is liable for reimbursement of Sparton's costs incurred in defending against and complying with Federal and state regulatory requirements. DOE proscribed certain mandatory performance requirements that were then imposed upon Sparton through its agreements with Sandia Corporation and Allied Signal, Inc. On February 9, 1999 the Court of Federal Claims dismissed Sparton's complaint based on its determination that an agency relationship did not exist between Sandia Corporation and Allied Signal, Inc. and the United States for purposes of reimbursing costs incurred during litigation. Sparton believes that the court erred in its decision and filed its notice of appeal on April 9, 1999.

Sparton Technology, Inc. filed a complaint on September 21, 1998, against Allied Signal, Inc. in U.S. District Court in Kansas City seeking to recover costs incurred to investigate and remediate impacts to the environment at its Coors Road facility.

At this time, the Company is unable to predict the amount of recovery, if any, that may result in the pursuit of these before-mentioned three claims.

-----------------------------------------

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


(b) Reports on Form 8-K filed in the Third Quarter of Fiscal 1999 - None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SPARTON CORPORATION
                                            -------------------
                                            Registrant
Date:    May 10, 1999                       /s/  John J. Smith
         ---------------------------        ---------------------------------------------
                                            John J. Smith, Chairman of the Board of
                                            Directors and Chief Executive Officer

Date:    May 10, 1999                       /s/  Richard Langley
         ---------------------------        ---------------------------------------------
                                            Richard Langley, Vice President/Treasurer and
                                            Principal Financial Officer