Form 10-K
period 1999-06-30
SPARTON CORP
filed 1999-09-24
CIK 92679

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                    FORM 10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)


         For the fiscal year ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from ______________ to ______________

Commission File Number 1-1000


                               SPARTON CORPORATION
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            OHIO                                      38-1054690
   -------------------------                 ---------------------------------
    (State of Incorporation)                 (IRS Employer Identification No.)


 2400 East Ganson Street, Jackson, Michigan               49202
--------------------------------------------           -----------
  (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code: (517) 787-8600


   (Title of each class)             (Name of each exchange on which registered)
-----------------------------        -------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


The aggregate market value of voting stock held by non-affiliates of the registrant as of August 31, 1999 was $29,396,000.


The number of shares of common stock outstanding as of August 31, 1999 were 7,828,090.


Documents incorporated in part by reference:

    Parts II and IV - Portions of the 1999 Annual Report to Shareowners' of
                      Sparton Corporation ("Annual Report") are filed as Exhibit 13 herewith.
           Part III - Proxy Statement for October 27, 1999 Meeting

PART I
Item l.   Business
-------   --------

Except as otherwise indicated, the term "Company" refers to Sparton Corporation, and the term "Sparton" refers to Sparton Corporation and its consolidated subsidiaries.

The Company has been in continuous existence since 1900. It was last reorganized in 1919 as an Ohio corporation. Sparton operates in one line of business, electronics manufacturing services (EMS). A description of the major products and various information on sales of the Company's continuing operations, electronics, are included in the Annual Report in Note 1, Statement of Significant Accounting Policies, and in Note 12, Business Segment and Concentration of Sales, of the Notes to Consolidated Financial Statements on Pages 23 and 31, respectively, and are filed as part of Exhibit 13.

In August 1996, the Company formalized its plan to offer for sale its automotive and industrial products operations. Accordingly, these operating results have been reported as discontinued operations. Further discussion of these transactions are included in the Annual Report in Note 9, Discontinued Operations, of the Notes to the Consolidated Financial Statements on page 27 and are filed as part of Exhibit 13.

Electronic Manufacturing Services
---------------------------------

Historically, the Company's principal electronics product has been sonobuoys, which are anti-submarine warfare (ASW) devices used by the U.S. Navy and other free world military organizations. It competes with a very limited number of qualified manufacturers for sonobuoy procurements by the U.S. and selected foreign governments. Contracts are obtained through competitive bid or directed procurement. Sales of sonobuoys have declined substantially from the levels of the 1980's and early 1990's, but have stabilized in recent years at these levels.

The Company has focused its resources in recent years on substantially expanding revenues in the commercial EMS area. This is the area where the Company expects substantially all future revenue growth to occur. Many of the physical and technical attributes used in the production of sonobuoys are also required in the production of commercial electronics products. The Company's commercial EMS business includes design and/or manufacture of a variety of electronic and electromechanical products and assemblies. Sales are generally obtained on a competitive basis. Competitive factors include technical ability, customer service, product quality, timely delivery and price. A majority of the proprietary products, principally transducers and condition monitoring systems, are sold to the telecommunications industry worldwide. Commercial electronics products are sold through a direct sales force and through a small group of manufacturers' representatives. The primary industries of the Company's commercial EMS market include telecommunication, avionics, medical and industrial controls and scientific instrumentation. In the commercial EMS business, Sparton must compete with a number of domestic and foreign manufacturers, some of which are much larger in terms of size and in financial resources. The Company generally contracts with its customers to manufacture products based on the customer's design, specifications and shipping schedules. Normally, EMS programs do not require the Company's direct involvement in product marketing.

Material cost and availability and product quality, delivery and reliability are very important factors in the commercial EMS business. In general, margins within the EMS markets are lower than those obtained in the Company's governmental EMS markets of ASW or proprietary electronics. The lower margins are primarily due to intense competition and the higher number of purchased parts contained in the products shipped.

At June 30, 1999 and June 30, 1998, the government backlog was approximately $70 million and $66 million, respectively. A majority of the 1999 backlog is expected to be realized in 2000. Commercial EMS sales are not included in the backlog. The Company does not believe the amount of backlog of commercial sales covered by firm purchase orders is a meaningful measure of future sales, as such orders may be rescheduled or cancelled without significant penalty.

Automotive and Industrial Products
----------------------------------

As previously discussed, the Company formalized its plan in August 1996 to dispose of the automotive and industrial products segment and accordingly, these operations have been reported as discontinued operations.

Other Information
-----------------

Sparton's largest customer is the U.S. Navy. While the loss of government sales would have a material adverse financial effect, the loss of any one of several other customers could also have a significant but less dramatic financial impact. The Company continues to grow its commercial EMS sales with the intent to expand the customer base, thus reducing this concentration. Materials for the electronics operations are obtained from a variety of worldwide sources, except for selected components. Access to competitively priced materials is critical to success in the EMS business. In certain markets, the volume purchasing power of the larger competitors creates a substantial cost advantage for them. The Company has not encountered and does not expect to encounter significant long-term problems in obtaining sufficient raw materials although the commercial electronics industry has experienced occasional spot shortages or delivery delays of key components. The risk of material obsolescence in the EMS business is less than it is in many other markets because raw materials and component parts are generally only purchased upon receipt of a customer's order. While Sparton holds a number of patents relating to its products and processes, none are considered of material importance. While overall sales fluctuate during the year, such fluctuations do not reflect a definitive seasonal pattern or tendency.

Research and development expenditures amounted to approximately $8,779,000 in 1999, $10,512,000 in 1998 and $17,225,000 in 1997 (approximately $6,700,000,
$9,462,000 and $16,238,000 of these expenditures, respectively, were customer funded). There are approximately 82 employees involved in research and development activities. Few, if any, devote all of their time to such efforts.

Sparton employed approximately 1,200 people at June 30, 1999. The Company has one operating division and four wholly owned active subsidiaries classified as continuing operations and one wholly owned inactive subsidiary within the remaining portion of discontinued operations.

Item 2.   Properties
-------   ----------

The table that follows lists the principal properties of Sparton within continuing operations. All are owned. There are manufacturing and/or office facilities at each location. Sparton believes these facilities are suitable for its operations. Several of the facilities have available physical space for additional production equipment as the demand arises. In addition, at least two of the plants are currently underutilized, operating at or below one eight hour shift level. Such underutilization would decline as sales volume increases.

                  Jackson, Michigan
                  DeLeon Springs, Florida (2 plants)
                  Brooksville, Florida
                  London, Ontario
                  Rio Rancho, New Mexico
                  Deming, New Mexico

The Company's Coors Road, Albuquerque, New Mexico facility is idle and is available for sale or lease. Currently, a portion of the facility is leased to another organization.

In November 1996, the Company closed its Lake Odessa, Michigan automotive production facility as part of the plan to exit the automotive business. This property was sold in April 1997 for $475,000 under an installment contract expiring in 2002.

As a condition of the December 1996 sale of approximately 80% of the discontinued automotive operations, the Company purchased, for $675,600, the Grand Haven and White Cloud, Michigan production facilities that were owned by Mr. and Mrs. John J. Smith (Mr. Smith is the Company's CEO and a director) and his brother, Lawson K. Smith (former officer and director of the Company). These facilities were leased to the purchaser of the discontinued automotive operations (the Purchaser) under a five- (5) year term with an aggregate annual rental of $135,000. These leases grant the Purchaser the option of purchasing both (but not less than both) facilities for $50,000 at the end of the original term of the Leases. These leases also offer options to acquire the facilities during the lease term. As part of the December 1996 sale, the Board approved the purchase of this real estate from the Smiths.

Item 3.   Legal Proceedings
-------   -----------------

Various litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are nonroutine. The Company and its subsidiaries are also involved in certain compliance issues with the United States Environmental Protection Agency (EPA) and various state agencies, including being named as a potentially responsible party at several sites. Potentially responsible parties (PRPs) can be held jointly and severally liable for the cleanup costs at any specific site. The Company's past experience, however, has indicated that when it has contributed only relatively small amounts of materials or waste to a specific site relative to other PRPs, its ultimate share of any cleanup costs has been minor. Based upon available information, the Company believes it has contributed only small amounts to those sites in which it is currently viewed a potentially responsible party. Environmental compliance issues involving the discontinued automotive operations are not material.

One of Sparton's facilities, located in New Mexico, has been the subject of ongoing investigations conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). This EPA compliance issue is related to continuing operations, but involves a largely idled facility. The investigation began in the early 1980's and involved a review of on-site and off-site environmental impacts. In 1988, an administrative order on consent (AOC) was executed with the EPA related to further investigation and proposing a means of dealing with quantified impacts.

The remedial investigation called for in the AOC has been completed and approved. In May 1996, Sparton submitted to the EPA a final corrective measure study, based on the results of its investigations, as required in the AOC. In June 1996, the EPA issued its final decision selecting a corrective action at the site, different from what Sparton had proposed. The EPA estimated that the present value cost of its remedies would range from between $15,000,000 and $26,400,000 based on a thirty- (30) year time frame. In Sparton's judgment, the remedies proposed by the EPA are either unnecessary or technically impracticable. Sparton vigorously challenged the EPAs remedy selection and filed suit in Federal District Court in Dallas asserting that the EPAs decision on remedy selection violated the AOC.

In September 1996, the EPA issued an initial administrative order under RCRA ordering Sparton to undertake additional testing to justify the implementation of the remedy selected by the agency in June 1996, and then to implement that remedy. Sparton vigorously contested that order administratively, but on February 10, 1998, the EPA issued a Final Administrative Order that in all material respects followed the initial administrative order issued in September 1996. Sparton has refused to implement those portions of that order that it believes are unjustified.

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

A pretrial schedule has been established for the consolidated actions, but no trial date set. Limited discovery, involving interrogatories and requests for production, has been undertaken by the plaintiffs. The plaintiffs have sought to amend their lawsuit to compel Sparton to implement the Final Administrative Order, and seeking civil penalties for alleged noncompli-ance. Sparton has opposed this request and no decision has been made by the court on the plaintiffs' request to amend.

In March 1998, a hearing was held on the plaintiffs' request for a preliminary injunction. After two days of testimony, the federal district judge indicated he had tentatively concluded he might issue a preliminary injunction. The parties subsequently entered into settlement discussions that culminated in an agreed workplan for the installation of certain off-site monitoring, observation and containment wells, in exchange for plaintiffs withdrawing their request for a preliminary injunction. An order withdrawing that request and approving this off-site workplan was signed on July 7, 1998.

At the current time, all litigation has been stayed to allow the parties to continue settlement discussions. The most recent stay expired on August 9, 1999, but the parties have agreed to extend it to at least September 9, 1999. It is anticipated that implementation of the three workplans discussed below will relieve the Company of its obligations under the February 10, 1998 Final Administrative Order. As a result of these developments, the Company has updated its cost estimates. It is believed the initial cost of the corrective measures called for in these plans will not be materially different from the cost estimates the Company has previously accrued. There is no assurance that additional corrective measures, involving increased expenditures, may not be required.

The proposed workplans provide for the installation of an off-site containment well (already completed and operating), an on-site containment well and an enhancement to an on-site soil vapor extraction system. The purpose of the containment wells is to restrict further migration of impacted groundwater. The soil vapor extraction system removes solvents in the on-site soil above the groundwater. The installation and operation of the two containment wells and the enhanced soil vapor extraction system are dependent upon various permits, licenses and approvals from regulatory agencies and third parties. It is anticipated that these remediation activities will operate for a period of time during which the Company and the regulatory agencies will analyze their effectiveness. The Company believes that it will take at least three to five years before the effectiveness of the groundwater extraction wells can be established. Until then, in the Company's judgment, no definitive conclusion can be reached on whether additional remediation activities may be required.

At June 30, 1999, Sparton has accrued $1,426,000 as its estimate of the future undiscounted minimum obligation with respect to this matter. This reflects the minimum range of the amount Sparton expects to incur over the next four years. The period of accrual was reduced from five to four years to reflect what is now believed will be the initial period for testing the effectiveness of the remediation plan as discussed and described above. Details of the activity beyond this period will be dependent upon the effectiveness of the workplans being currently negotiated and not yet implemented. This amount includes equipment and operating and maintenance costs. In many cases, new technologies become available over time, which result in modified costs for environmental remediation. The Company's estimate of cost is based on the existing methodology and excludes legal and related consulting costs. The estimate includes the minimum range of activity expected to occur in the next four years including on-site and off-site pump and treat containment systems, a soil vapor extraction program and continued on-site/off-site monitoring. Beyond four years, while additional expenditures are probable, Sparton does not believe such expenditures are reasonably estimable based on available information. Factors causing the uncertainty include, but are not limited to, effectiveness of the currently proposed programs to achieve targeted results and decisions made by regulating agencies regarding future proposals and reports of Sparton. Sparton routinely refines and revises the estimate of its environmental efforts as additional information becomes available.

Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible estimates. Estimates developed in the early stages of remediation can vary significantly. Normally, a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Amounts charged to operations, principally legal and consulting, for fiscal years 1999 and 1998 were $1,756,000 and $1,821,000, respectively. It is reasonably possible that Sparton's recorded estimate of this liability may change. If a remedy is imposed on Sparton, other than as described in the proposed workplans, the ultimate cleanup costs could increase significantly. There is no assurance that additional costs greater than the amount accrued will not be incurred or that changes in environmental laws or their interpretation will not require that additional amounts be spent.

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

On February 11, 1998, Sparton Technology, Inc. commenced litigation in the United States Court of Federal Claims alleging that the Department of Energy
(DOE), acting through its contractors, Sandia Corporation and Allied Signal, Inc., is liable for reimbursement of Sparton's costs incurred in defending against and complying with federal and state regulatory requirements. The DOE prescribed certain mandatory performance requirements that were then imposed upon Sparton through its agreements with Sandia Corporation and Allied Signal, Inc. On February 9, 1999, the Court of Federal Claims dismissed Sparton's complaint based on its determination that an agency relationship did not exist between Sandia Corporation and Allied Signal, Inc. and the United States for purposes of reimbursing costs incurred during litigation. Sparton believes that the court erred in its decision and filed its notice of appeal on April 9, 1999. Briefing has begun but is not yet complete.

Sparton Technology, Inc. filed a complaint on September 21, 1998, against Allied Signal, Inc. in U.S. District Court in Kansas City seeking to recover costs incurred to investigate and remediate impacts to the environment at its Coors Road facility. In July 1999, the court allowed the Company to amend its complaint to add Sandia Corporation and the DOE as defendants. Limited discovery has been completed. This case is currently scheduled for trial in the Spring of 2000.

At this time, the Company is unable to predict the amount of recovery, if any, that may result from the pursuit of these before-mentioned three claims.

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

                                                                                     Age
                                                                                     ---

JOHN J. SMITH,  Chairman of the Board, Chief Executive Officer and Director           87

DAVID W. HOCKENBROCHT,  President, Chief Operating Officer and Director               64

RICHARD L. LANGLEY,  Vice President-Treasurer                                         54

R. JAN APPEL,  Vice President, Secretary and General Counsel                          53

RICHARD D. MICO,  Vice President and General Manager of Sparton Technology, Inc.      69

DOUGLAS E. JOHNSON,  Vice President and General Manager of Sparton                    51
         Electronics since July 1995.  Prior to that date, Mr. Johnson was the Assistant General Manager of Sparton Electronics.

MICHAEL G. WOODS, Vice President since August 1999 and General Manager of             40
         Sparton of Canada, Ltd. since November 1998.  Prior to that date,
         Mr. Woods held varying positions including Controller and Director of
         Electronics Manufacturing Services for Sparton of Canada.


There are no family relationships between the persons named above. All officers are elected annually and serve at the discretion of the Board of Directors.

PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
-------   -----------------------------------------------------------------
          Matters
          -------

Information with respect to the market for the Company's stock, including stock prices, stock exchange and number of shareowners, and quarterly dividends for the two-year period ended June 30, 1999, is included under "Financial Highlights" on page 1 of the Annual Report and is included in Exhibit 13 filed herewith.

Item 6.   Selected Financial Data
-------   -----------------------

The "Selected Financial Data" on page 32 of Exhibit 13 filed hereunder is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations
          ---------------------


"Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 33 of Exhibit 13 filed hereunder is incorporated herein by reference.

Item 7.(a)   Qualitative and Quantitative Disclosures About Market Risk
----------   ----------------------------------------------------------

"Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Exposure" on page 35 of Exhibit 13 filed hereunder is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data
-------   -------------------------------------------

The consolidated financial statements of Sparton Corporation and Subsidiaries and "Report of Independent Auditors" are included on pages 18 - 31 and 22 , respectfully, in Exhibit 13 filed hereunder and are incorporated herein by reference.

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

PART IV
-------

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------   ---------------------------------------------------------------

(a) The following financial statements are filed as part of this report on Form 10-K:

The following Consolidated Financial Statements of Sparton Corporation and Subsidiaries and Report of Independent Auditors, included on Pages 18 - 31 and 22, respectfully, of Exhibit 13 filed hereunder are incorporated by reference in
Item 8.


                                                                          Page Reference
                                                                           Annual Report
                                                                          to Shareowners
                                                                          --------------

Data from the 1999 Annual Report to Shareowners of Sparton Corporation:

         Consolidated balance sheets at June 30, 1999 and 1998                   18

            For the years ended June 30, 1999, 1998 and 1997:
                Consolidated statements of operations                            20
                Consolidated statements of cash flows                            21
                Consolidated statements of shareowners' equity                   22
                Notes to consolidated financial statements                       23 - 31
                Report of Independent Auditors                                   22

         Financial Statement Schedules
                All prescribed schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

    (b)  Reports on Form 8-K
         No reports on Form 8-K were required to be filed for the three months ended June 30, 1999.

    (c)  Exhibits

         See Exhibit Index on page 14.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  SPARTON CORPORATION


Date: September 24, 1999            By: /s/ Richard L. Langley
----------------------------        --------------------------------------------
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


                    Signature and Title                                      Date
                    -------------------                                      ----

By /s/ John J. Smith                                                  August 27, 1999
---------------------------------------------------
         John J. Smith, Chairman of the Board
           of Directors and Chief Executive Officer

By /s/ David W. Hockenbrocht                                          August 27, 1999
---------------------------------------------------
         David W. Hockenbrocht, President,
           Chief Operating Officer and Director

By /s/ James N. DeBoer                                                August 27, 1999
---------------------------------------------------
         James N. DeBoer, Director

By /s/ Robert J. Kirk                                                 August 27, 1999
---------------------------------------------------
         Robert J. Kirk, Director

By /s/ William I. Noecker                                             August 27, 1999
---------------------------------------------------
         William I. Noecker, Director

By /s/ Rory B. Riggs                                                  August 27, 1999
---------------------------------------------------
         Rory B. Riggs, Director

By /s/ David B. Schoon                                                August 27, 1999
---------------------------------------------------
         David B. Schoon, Director

By /s/ W. Peter Slusser                                               August 27, 1999
---------------------------------------------------
         W. Peter Slusser, Director

By /s/ Bradley O. Smith                                               August 27, 1999
---------------------------------------------------
         Bradley O. Smith, Director


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

         10 The employment agreement with John J. Smith was filed with Form 10-Q for the quarter ended September 30, 1994 and an amendment and extension of the employment agreement thereto was filed with Form 10-K for the year ended June 30, 1998, and are incorporated herein by reference.

         13 Portions of the 1999 Annual Report to Shareowners (filed herewith and attached).

         22    Subsidiaries (filed herewith and attached).

         23    Consent of independent auditors (filed herewith and attached).

         27 Financial data schedule, submitted to the Securities and Exchange Commission for its information.