Form 10-Q
period 1999-09-30
SPARTON CORP
filed 1999-11-12
CIK 92679

                                        UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549

                                        FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED September 30, 1999

                                              OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD From      to
                                                            -----   ---------
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

                             2400 East Ganson Street
                             Jackson, Michigan 49202
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  (517)787-8600
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

Common Stock, $1.25 Par Value - 7,828,090 shares as of October 31, 1999.

                                       INDEX

                   SPARTON CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheet - September 30 and June 30, 1999                       3

             Condensed Consolidated Statement of Operations - Three-Month Periods ended
             September 30, 1999 and 1998                                                                 4

             Condensed Consolidated Statements of Cash Flows - Three-Month Periods ended
             September 30, 1999 and 1998                                                                 5

             Notes to Condensed Consolidated Financial Statements                                        6

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations       8

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                                                          12

    Item 6.  Exhibits and Reports on Form 8-K                                                           15

SIGNATURES                                                                                              15

                      SPARTON CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Balance Sheet (Unaudited)
                         September 30 and June 30, 1999

                                                                                  September 30       June 30
                                                                                  -------------    -------------
ASSETS                                                                                                (NOTE 1)
Current assets:
  Cash and cash equivalents                                                       $   4,323,645    $   4,165,758
  Investment securities                                                              12,982,517       20,122,902
  Income taxes recoverable                                                              594,616          622,083
  Accounts receivable                                                                20,626,238       17,341,376
  Inventories and costs on contracts in progress, less progress payments of
   $1,604,000 at September 30 ($1,026,000 at June 30)                                45,860,041       40,201,131
  Prepaid expenses                                                                    3,512,108        3,959,862
                                                                                  -------------    -------------
     Total current assets                                                            87,899,165       86,413,112

Other assets                                                                          9,188,409        9,600,216
Property, plant and equipment - net                                                  12,197,465       12,323,707
                                                                                  -------------    -------------
       Total assets                                                               $ 109,285,039    $ 108,337,035
                                                                                  =============    =============

LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
  Accounts payable                                                                $   7,997,323    $   8,884,332
  Salaries and wages                                                                  3,352,522        3,708,857
  Accrued liabilities                                                                 7,377,628        5,240,948
                                                                                  -------------    -------------
     Total current liabilities                                                       18,727,473       17,834,137

Deferred Income taxes                                                                 2,981,500        2,981,000

Shareowners' equity:
  Common stock - 7,828,090 shares outstanding at September 30 and June 30 after
     deducting 106,622 shares in treasury                                             9,785,113        9,785,113
  Capital in excess of par value                                                        494,427          494,427
  Accumulated other comprehensive income (loss)                                         (93,000)         (71,000)
  Retained earnings                                                                  77,389,526       77,313,358
                                                                                  -------------    -------------
      Total shareowners' equity                                                      87,576,066       87,521,898
                                                                                  -------------    -------------
       Total liabilities and shareowners' equity                                  $ 109,285,039    $ 108,337,035
                                                                                  =============    =============

SEE ACCOMPANYING NOTES.

                      SPARTON CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statement of Operations (Unaudited)
          For the Three-Month Periods ended September 30, 1999 and 1998

                                             Three-Month Periods
                                        ----------------------------
                                            1999            1998
                                        ------------    ------------
Net sales                               $ 34,473,957    $ 32,449,428
Costs and expenses                        35,022,265      32,707,810
                                        ------------    ------------
                                            (548,308)       (258,382)
Other income (expenses):
   Interest and investment income            253,065         434,759
   Other - net                               416,411          (2,888)
                                        ------------    ------------
Income before income taxes                   121,168         173,489
Provision for income taxes                    45,000          64,000
                                        ------------    ------------
Net income                              $     76,168    $    109,489
                                        ============    ============

Basic and diluted earnings per share    $        .01    $        .01
                                        ============    ============
Dividends                               $        -0-    $        -0-
                                        ============    ============

SEE ACCOMPANYING NOTES

                      SPARTON CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
          For the Three-Month Periods ended September 30, 1999 and 1998

                                                                                           1999           1998
                                                                                        -----------    -----------
Cash flows (used) provided by operating activities:
  Income from continuing operations                                                     $    76,168    $   109,489
Add noncash items affecting continuing operations:
  Depreciation                                                                              536,940        534,621
                                                                                        -----------    -----------
                                                                                            613,108        644,110
Add (deduct) changes in operating assets and liabilities:
  Inventories                                                                            (5,658,910)    (1,847,877)
  Accounts receivable                                                                    (3,284,862)     5,143,094
  Other                                                                                   2,206,099      1,397,740
  Accounts payable                                                                         (887,009)    (6,257,604)
  Income taxes recoverable                                                                   27,467           --
  Deferred taxes                                                                                500           --
  Taxes on income                                                                              --         (208,567)
                                                                                        -----------    -----------
Net cash used by continuing operations                                                   (6,983,607)    (1,129,104)
Cash flow provided by discontinued operations                                                  --          909,033
                                                                                        -----------    -----------
                                                                                         (6,983,607)      (220,071)
                                                                                        -----------    -----------
Cash flows (used) provided by investing activities:
  Sales of investment securities-net                                                      7,140,385        890,038
  Noncurrent other assets                                                                   411,807          9,523
  Purchases of property, plant and equipment-net                                           (410,698)      (950,403)
  Discontinued operations, principally purchases of property, plant and equipment-net          --         (109,560)
                                                                                        -----------    -----------
                                                                                          7,141,494       (160,402)
                                                                                        -----------    -----------
Increase (decrease) in cash and cash equivalents                                            157,887       (380,473)

Cash and cash equivalents at beginning of period                                          4,165,758      4,083,273
                                                                                        -----------    -----------
Cash and cash equivalents at end of period                                              $ 4,323,645    $ 3,702,800
                                                                                        ===========    ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Income taxes                                                                        $    23,000    $   230,000
                                                                                        ===========    ===========
    Interest expense
                                                                                        $       -0-    $       -0-
                                                                                        ===========    ===========

SEE ACCOMPANYING NOTES

                         SPARTON CORPORATION AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying condensed consolidated balance sheet at September 30, 1999, and the related condensed consolidated statements of operations for the three-month periods ended September 30, 1999 and 1998 and cash flows for the three-month periods ended September 30, 1999 and 1998 are unaudited, but include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of such financial statements. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year.

The June 30, 1999 balance sheet has been reclassified to conform to the September 30, 1999 presentation. Amounts previously reported as discontinued operations have been reclassified as continuing operations as they are no longer deemed material.

2. Long-term contracts relate principally to government defense contracts. These contracts are accounted for based on completed units and their estimated average contract cost per unit. Development contracts are accounted for based on percentage of completion. Costs and fees billed under cost-reimbursement-type contracts are recorded as sales. A provision for the entire amount of a loss on a contract is charged to operations as soon as the loss is determinable.

3. Basic earnings per share were computed using the weighted average number of shares outstanding. For the three-month periods, average shares outstanding were 7,828,090 in both 1999 and 1998. Differences in the weighted average number of shares outstanding for purposes of computing diluted earnings per share were due to the inclusion of the dilutive effect of employee incentive stock options previously granted of 29,165 in 1998. These differences in the weighted average number of shares outstanding for the calculation of basic and diluted earnings per share were not material and resulted in no differences between basic and diluted earnings per share. Outstanding options to purchase 131,500 and 164,000 shares of common stock at $8.375 per share for the three months ended September 30, 1999 and 1998, respectively, and 32,000 shares at $6.625 for the three months ended September 30, 1999, were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and therefore the effect would be anti-dilutive.

4. The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires disclosure of total non-stockholder changes in equity in interim periods and additional disclosures of the components of non-stockholder changes in equity on an annual basis. Total non-stockholder changes in equity includes all changes in equity during a period except those resulting from investments by and distributions to stockholders. Total comprehensive income for the three-month periods September 30, 1999 and 1998 was as follows:

                                                        Three Months Ended
                                                         1999        1998
                                                       --------    --------
Net income                                             $ 76,200    $109,500
Other Comprehensive Income:
  Unrealized gains (losses) on investment securities    (22,000)     42,000
                                                       --------    --------
Comprehensive income                                   $ 54,200    $151,500
                                                       ========    ========

Retained earnings includes accumulated other comprehensive income (loss) of ($93,000) and ($71,000) at September 30, 1999 and June 30, 1999, respectively, which relates to unrealized gains (losses) on investments.

5. Cash and cash equivalents consist of demand deposits and other highly liquid investments with an original maturity date of less than three months. A large majority of the investment portfolio has an original maturity date of less than two years and a daily market exists for all the investment securities. The Company believes that the impact of fluctuations in interest rates on its investment portfolio should not have a material impact on financial position or results of operations. It is the Company's intention to use these investment securities to provide working capital and to otherwise fund the expansion of its business.

At September 30, 1999, the Company had net unrealized losses of $147,600. At that date, the net after-tax effect of these losses was $93,000 and included in equity. For the three months ended September 30, 1999 and 1998, the Company had sales of investment securities totaling $7,149,000 and $890,000, respectively. There were no purchases of investment securities in either period.

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

At September 30, 1999, Sparton has accrued $1,362,000 as its estimate of the future undiscounted minimum financial liability with respect to this matter. This reflects the Company's estimate of the minimum amount it will incur over the next four years under its proposed workplans. The Company's cost estimate is based upon existing technology and excludes legal and related consulting costs. Remediation activities beyond the four year period will be dependent, in part, upon the effectiveness of the workplans currently being negotiated but not fully implemented. The Company's estimate includes equipment and operating costs for on-site and off-site pump and treat containment systems, a soil vapor extraction program and continued on-site and off-site monitoring and is based on existing methodology. Legal costs and related consulting costs are expensed as incurred.

Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability.

Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current workplans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. If a remedy is imposed on Sparton, other than the current workplans, the ultimate costs could increase significantly. Sparton and the other litigants are continuing in their attempt to reach a mutually acceptable agreement. It is possible that cash flows and results of operations could be affected by the impact of the ultimate resolution of this contingency.

Amounts charged to operations, principally legal and consulting, for the three months ended September 30, 1999 and 1998 were $102,000 and $143,000, respectively.

7. In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. The Company operates in one business segment, commercial and government electronic manufacturing services.

                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant events affecting the Company's earnings and financial condition during the periods included in the accompanying financial statements. The Company's continuing operations are in one line of business, electronic manufacturing services (EMS). This includes the design, development and/or manufacture of electronic parts and assemblies for both government and commercial customers worldwide.

The Private Securities Litigation Reform Act of 1995 reflects Congress' determination that the disclosures of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by corporate management. The following discussion about the Company's results of operations and financial condition contains forward-looking statements that involve risk and uncertainty. The Company notes that a variety of factors could cause the actual results and experience to differ materially from anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, growth forecasts and results of the Company's business include, but are not limited to, fluctuations in U.S. and/or world economies, the ability of Sparton and its customers and vendors to address effectively Year 2000 issues, competition in the overall electronic manufacturing services (EMS) business, the availability and cost of materials, production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, changes in the interpretation of environmental laws and the uncertainties of environmental litigation. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.

RESULTS OF OPERATIONS
---------------------

Sales for the three-month period ended September 30, 1999 were as expected and totaled $34,474,000, an increase of $2,025,000 (6%) from last year. Government sales increased 8% while EMS and other revenues increased 5%. Sales increased $1,014,000 at Sparton Technology and $906,000 at Sparton of Canada for the three-month period. Revenues at Sparton Electronics were essentially comparable to the corresponding period last year.

An operating loss of $548,000 was reported for the three months ended September 30, 1999 compared to an operating loss of $258,000 last year. These results include adverse capacity related variances of $868,000 ($799,000 in 1998). Also, included were charges against income of $102,000 in 1999 and $143,000 in 1998 related to the New Mexico environmental remediation effort. Additionally, gross margin for the three months ended September 30, 1999 was decreased by $606,000 due to revisions in estimated completion costs on certain governmental contracts. Finally, gross margin was adversely impacted by start-up costs on several new programs.

Interest and Investment Income declined $182,000 to $253,000 in 1999 due to lower average investments and a decline in interest rates. Other Income-Net was $416,000 in 1999 compared to Other Expense-Net of $3,000 for the corresponding three-month period last year. Included within 1999 Other Income-Net was a gain of $443,000 from the sale of equipment and other assets at the Canadian operating unit.

The Company reported net income of $76,000 ($.01 per share) for the three months ended September 30, 1999 compared to a net income of $109,000 ($.01 per share) for the corresponding period last year.

FINANCIAL POSITION
------------------

For the three-month period ended September 30, 1999, Cash and Cash Equivalents increased $158,000 to $4,324,000. Operating activities used $6,984,000 in net cash flows. The principal source of cash flow from operating activities was an increase in accrued liabilities. Principal uses of cash flows from operating activities included reductions in accounts payable and increases in inventories and accounts receivable. Inventory growth was in anticipation of increasing sales in the next several quarters. Cash flows provided by investing activities totaled $7,141,000, principally from the sale of investments. The Company will continue to strategically invest in additional property, plant and equipment to accommodate growth in the EMS business. No cash was used or provided by financing activities.

The continued receipt of interest and investment income, combined with a lack of interest expense, should favorably impact the Company's operations. It is uncertain, however, how long and to what extent this favorable nonoperating income trend will continue. This trend is dependent upon how quickly the Company's EMS business develops as well as the emergence of alternate uses for these proceeds. The Company's market risk exposure to foreign currency exchange and interest rates are not considered to be material due to principally short term investments and minimal receivables and payables designated in foreign currency.

At September 30, 1999 and June 30, 1999, the aggregate government EMS backlog was approximately $64 million and $70 million, respectively. A majority of the 1999 backlog is expected to be realized in the next 12-15 months. Commercial EMS sales are not included in the backlog. The Company does not believe the amount of commercial sales covered by firm purchase orders is a meaningful measure of future sales, as such orders may be rescheduled or cancelled without significant penalty.

No dividends were declared in either period presented. At September 30, 1999, the Company had $87,576,000 in recorded shareowners' equity ($11.19 per share), $69,172,000 in working capital, and a 4.69:1.00 working capital ratio.

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

At September 30, 1999, Sparton has accrued $1,362,000 as its estimate of the future undiscounted minimum financial liability with respect to this matter. This reflects the Company's estimate of the minimum amount it will incur over the next four years under its proposed workplans. The Company's cost estimate is based upon existing technology and excludes legal and related consulting costs. Remediation activities beyond the four year period will be dependent, in part, upon the effectiveness of the workplans currently being negotiated but not fully implemented. The Company's estimate includes equipment and operating costs for on-site and off-site pump and treat containment systems, a soil vapor extraction program and continued on-site and off-site monitoring and is based on existing methodology. Legal costs and related consulting costs are expensed as incurred.

Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability.

Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current workplans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. If a remedy is imposed on Sparton, other than the current workplans, the ultimate costs could increase significantly. Sparton and the other litigants are continuing in their attempt to reach a mutually acceptable agreement. It is possible that cash flows and results of operations could be affected by the impact of the ultimate resolution of this contingency.

Amounts charged to operations, principally legal and consulting, for the three months ended September 30, 1999 and 1998 were $102,000 and $143,000, respectively.

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

Sparton Electronics implemented a new business information system in the summer of calendar 1997, to further enhance the Company's competitive position. This system, called Manufacturing Total Management System (MTMS), will enable information to be shared between all of Sparton's manufacturing locations. This information system has been implemented throughout the Company, with the final location, Sparton Technology, completed in April 1999. The timing of the decision to purchase and implement MTMS was independent of the Year 2000 issue. Based upon representation from the manufacturer and our independent testing, the Company believes that implementation of MTMS will render all of its significant internal information systems Year 2000 compliant, with no disruptions in operations. As the majority of software and hardware was upgraded to accommodate the implementation of MTMS, expenditures have been minimal to date for Year 2000 compliance. Additional expenditures to complete our Year 2000 program are not expected to exceed $100,000.

Sparton's readiness plan encompasses both information technology systems and computer-chip-embedded functions. These include such things as elevators, security systems, factory floor machines and heating and cooling systems. Other than MTMS which was discussed earlier, all locations have completed their inventory and assessment of information technology (IT) systems and have substantially completed the modification and upgrading process of these systems. In August 1999, a company-wide test using a simulated Year 2000 environment was conducted to further test significant systems. All critical systems have been completed; remaining areas are scheduled for completion by November 1999. In addition, inventory and assessment of production facilities, test and production equipment and other non-IT areas have been completed, with remediation or replacement scheduled as necessary. Completion in this area is also anticipated by the end of November 1999. Teams are in place at each company to oversee and ensure completion of Sparton's Year 2000 program. Additionally, the Company is discussing and monitoring Year 2000 compliance issues with its major suppliers, customers and other third parties. With respect to suppliers' and customers' software being Year 2000 compliant, the Company does not believe that there is sufficient integration and/or dependency upon such software to potentially have any material impact on the Company's business operating systems or processes.

Certain of the Company's EMS revenues involve products built to contract specifications dictated by the customer using a customer-owned design. As these products are nonproprietary in nature, the Company believes that potential Year 2000 problems, if any, associated with these products are the customer's responsibility. Regarding proprietary products, the Company has completed an assessment of both current and past products. Corrective measures for current products have been completed where applicable. Corrective measures for past products have been identified, where applicable, and affected customers notified.

The Company does not anticipate that internal Year 2000 conversion issues will materially affect operations or operating results. However, if all Year 2000 issues are not properly identified, assessed and corrected as required in a timely manner, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operation or adversely affect the Company's relationships with customers, suppliers and others. Sparton believes the actions it is taking should reduce the risks posed by Year 2000 challenges to its own systems. Management recognizes, however, that unforeseen circumstances could arise both within its own systems and within the systems of external entities and can give no assurances that if such circumstances arose they would not adversely affect the Company's Year 2000 compliance efforts. Further, management cannot determine the impact that any such adverse circumstance might have on the Company's operations, financial position or cash flows.

The Company is finalizing a contingency plan to address situations that may result if the Company, or any of the third parties upon which the Company is dependent, is unable to achieve Year 2000 readiness. Plans include such items as manual work arounds, adjusting staffing levels and listings of alternative suppliers and service providers. The Company's Year 2000 compliance program is ongoing and will continue to be evaluated.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

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

The remedial investigation called for in the AOC has been completed and approved. In May 1996, Sparton submitted to the EPA a final corrective measure study, based on the results of its investigations, as required in the AOC. In June 1996, the EPA issued its final decision selecting a corrective action at the site, different from what Sparton had proposed. The EPA estimated that the present value cost of its remedies would range from between $15,000,000 and $26,400,000 based on a thirty-year (30) time frame. In Sparton's judgment, the remedies proposed by the EPA are either unnecessary or technically impracticable. Sparton vigorously challenged the EPAs remedy selection and filed suit in Federal District Court in Dallas asserting that the EPAs decision on remedy selection violated the AOC.

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

At the current time, all litigation has been stayed to allow the parties to continue settlement discussions. The most recent stay expired on August 9, 1999, but the parties have agreed to extend it to at least November 30, 1999. It is anticipated that implementation of the three workplans discussed below will relieve the Company of its obligations under the February 10, 1998 Final Administrative Order. As a result of these developments, the Company has updated its cost estimates. It is believed the initial cost of the corrective measures called for in these plans will not be materially different from the cost estimates the Company has previously accrued. There is no assurance that additional corrective measures, involving increased expenditures, may not be required.

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

At September 30, 1999, Sparton has accrued $1,362,000 as its estimate of the future undiscounted minimum financial liability with respect to this matter. This reflects the Company's estimate of the minimum amount it will incur over the next four years under its proposed workplans. The Company's cost estimate is based upon existing technology and excludes legal and related consulting costs. Remediation activities beyond the four year period will be dependent, in part, upon the effectiveness of the workplans currently being negotiated but not fully implemented. The Company's estimate includes equipment and operating costs for on-site and off-site pump and treat containment systems, a soil vapor extraction program and continued on-site and off-site monitoring and is based on existing methodology. Legal costs and related consulting costs are expensed as incurred.

Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability.

Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current workplans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. If a remedy is imposed on Sparton, other than the current workplans, the ultimate costs could increase significantly. Sparton and the other litigants are continuing in their attempt to reach a mutually acceptable agreement. It is possible that cash flows and results of operations could be affected by the impact of the ultimate resolution of this contingency.

Amounts charged to operations, principally legal and consulting, for the three months ended September 30, 1999 and 1998 were $102,000 and $143,000, respectively.

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

                                OTHER INFORMATION

PART II.

Item 6.  Exhibits and Reports on Form 10-K and 10-Q

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

      (b)  Reports on Form 8-K filed in the First Quarter of Fiscal 2000:  None

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        SPARTON CORPORATION
                                                        -------------------
                                                        Registrant

Date:   November 12, 1999                               /s/ John J. Smith
     --------------------                               -----------------
                                                        John J. Smith, Chairman of the Board of
                                                        Directors and Chief Executive Officer

Date:   November 12, 1999                               /s/ Richard Langley
     --------------------                               -----------------
                                                        Richard Langley, Vice President/Treasurer and
                                                        Principal Financial Officer