Form 10-Q
period 1999-12-31
SPARTON CORP
filed 2000-02-11
CIK 92679

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED December 31, 1999
                                 -----------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD From _____________ to __________

Commission File number 1-1000
                       ----------

                               SPARTON CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Ohio                                       38-1054690
   -------------------------------                     ------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $1.25 Par Value - 7,828,090 shares as of January 31, 2000.

                                      INDEX

                      SPARTON CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
          Item 1. Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheet - December 31 and June 30, 1999                     3

                  Condensed Consolidated Statement of Operations - Three-Month and Six-Month
                  Periods ended December 31, 1999 and 1998                                                 4

                  Condensed Consolidated Statements of Cash Flows - Six-Month Periods ended
                  December 31, 1999 and 1998                                                               5

                  Notes to Condensed Consolidated Financial Statements                                     6

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations    8

PART II. OTHER INFORMATION

          Item 1. Legal Proceedings                                                                       11

          Item 6. Exhibits and Reports on Form 8-K                                                        13

SIGNATURES                                                                                                13

                      SPARTON CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Balance Sheet (Unaudited)
                          December 31 and June 30, 1999

                                                                                      December 31        June 30
                                                                                     -------------    -------------
                                                                                                         (NOTE 1)
ASSETS
Current assets:
      Cash and cash equivalents                                                      $   3,659,166    $   4,165,758
      Investment securities                                                              8,878,918       20,122,902
      Income taxes recoverable                                                             961,840          622,083
      Accounts receivable                                                               23,085,723       17,341,376
      Inventories and costs on contracts in progress, less progress payments of
         $6,436,038 at December 31 ($1,026,000 at June 30)                              46,638,064       40,201,131
      Prepaid expenses                                                                   3,274,221        3,959,862
                                                                                     -------------    -------------
              Total current assets                                                      86,497,932       86,413,112

Deferred income taxes                                                                      450,000             --
Other assets                                                                             9,155,736        9,600,216
Property, plant and equipment - net                                                     12,477,284       12,323,707
                                                                                     -------------    -------------
                   Total assets                                                      $ 108,580,952    $ 108,337,035
                                                                                     =============    =============


LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
      Accounts payable                                                               $   8,745,397    $   8,884,332
      Salaries and wages                                                                 2,383,404        3,708,857
      Accrued liabilities                                                                8,146,615        5,240,948
                                                                                     -------------    -------------
              Total current liabilities                                                 19,275,416       17,834,137

Deferred income taxes                                                                         --          2,981,000

Other liabilities                                                                        9,275,308             --

Shareowners' equity:
      Common stock - 7,828,090 shares outstanding at December 31 and June 30 after
         deducting 106,622 shares in treasury                                            9,785,113        9,785,113
      Capital in excess of par value                                                       494,427          494,427
      Accumulated other comprehensive income (loss)                                       (113,200)         (71,000)
      Retained earnings                                                                 69,863,888       77,313,358
                                                                                     -------------    -------------
              Total shareowners' equity                                                 80,030,228       87,521,898
                                                                                     -------------    -------------
                   Total liabilities and shareowners' equity                         $ 108,580,952    $ 108,337,035
                                                                                     =============    =============

SEE ACCOMPANYING NOTES.

                      SPARTON CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statement of Operations (Unaudited)
   For the Three-Month and Six-Month Periods ended December 31, 1999 and 1998

                                                   Three-Month Periods              Six-Month Periods
                                              ----------------------------    ----------------------------
                                                  1999            1998            1999            1998
                                              ------------    ------------    ------------    ------------

Net sales                                     $ 36,737,575    $ 38,974,458    $ 71,211,532    $ 71,423,886
Costs and expenses                              48,860,868      37,368,741      83,883,133      70,076,551
                                              ------------    ------------    ------------    ------------
                                               (12,123,293)      1,605,717     (12,671,601)      1,347,335
Other income (expenses):
  Interest and investment income                   166,291         320,446         419,356         755,205
  Interest expense                                    --              (416)           --              (416)
  Other - net                                       11,364          (3,835)        427,775          (6,723)
                                              ------------    ------------    ------------    ------------
Income (loss) before income taxes              (11,945,638)      1,921,912     (11,824,470)      2,095,401
Provision (credit) for income taxes             (4,420,000)        711,000      (4,375,000)        775,000
                                              ------------    ------------    ------------    ------------

Net income (loss)                             $ (7,525,638)   $  1,210,912    $ (7,449,470)   $  1,320,401
                                              ============    ============    ============    ============

Basic and diluted earnings (loss) per share   $       (.96)   $        .16    $       (.95)   $        .17
                                              ============    ============    ============    ============
Dividends                                     $          0    $          0    $          0    $          0
                                              ============    ============    ============    ============

SEE ACCOMPANYING  NOTES

                      SPARTON CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statements of Cash Flows (Unaudited)
           For the Six-Month Periods ended December 31, 1999 and 1998

                                                                1999            1998
                                                            ------------    ------------

Cash flows (used) provided by operating activities:
  (Loss) income from continuing operations                  $ (7,449,470)   $  1,320,401
Add noncash items affecting continuing operations:
  Environmental charge                                        10,000,000            --
  Depreciation                                                 1,076,530       1,059,905
  Deferred income taxes                                       (3,431,000)           --
                                                            ------------    ------------
                                                                 196,060       2,380,306

Add (deduct) changes in operating assets and liabilities:
  Other accrued liabilites                                     1,498,963       1,303,573
  Accounts payable                                              (138,935)     (7,543,884)
  Income taxes                                                  (339,757)        453,933
  Accounts receivable                                         (5,744,347)       (917,180)
  Inventories                                                 (6,436,933)      2,898,881
                                                            ------------    ------------
  Net cash used by continuing operations                     (10,964,949)     (1,424,371)
Cash flow provided by discontinued operations                       --           823,175
                                                            ------------    ------------
                                                             (10,964,949)       (601,196)

Cash flows (used) provided by investing activities:
  Sales of investment securities-net                          11,243,984       1,149,240
  Noncurrent other assets                                        444,480          39,964
  Purchases of property, plant and equipment-net              (1,230,107)     (1,172,119)
  Discontinued operations                                           --           293,796
                                                            ------------    ------------
                                                              10,458,357         310,881
                                                            ------------    ------------

Increase (decrease) in cash and cash equivalents                (506,592)       (290,315)

Cash and cash equivalents at beginning of period               4,165,758       4,083,273
                                                            ------------    ------------

Cash and cash equivalents at end of period                  $  3,659,166    $  3,792,958
                                                            ============    ============

Supplemental disclosures of cash flow information:
  Cash paid (refunded) during the period

     Income taxes paid                                      $     65,000    $    296,000
                                                            ============    ============

     Income taxes (refunded)                                $   (673,000)   $       --
                                                            ============    ============

     Interest expense                                       $       --               400
                                                            ============    ============

SEE ACCOMPANYING NOTES

                      SPARTON CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying condensed consolidated balance sheet at December 31, 1999, and the related condensed consolidated statements of operations for the three-month and six-month periods ended December 31, 1999 and 1998 and cash flows for the six-month periods ended December 31, 1999 and 1998 are unaudited, but include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of such financial statements. The results of operations for the periods ended December 31, 1999, are not necessarily indicative of the results that may be expected for the full fiscal year. The Company operates in one segment, commercial and governmental electronics manufacturing services.

The June 30, 1999, balance sheet has been reclassified to conform to the December 31, 1999, presentation. Amounts previously reported as discontinued operations have been reclassified as continuing operations as they are no longer deemed material.

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

3. Basic earnings per share were computed using the weighted average number of shares outstanding. For the three-month and six-month periods, average shares outstanding were 7,828,090 for all periods presented. Differences in the weighted average number of shares outstanding for purposes of computing diluted earnings per share were due to the inclusion of the dilutive effect, 31,510 shares in 1998, of employee incentive stock options previously granted. These differences in the weighted average number of shares outstanding for the calculation of basic and diluted earnings per share were not material and resulted in no differences between basic and diluted earnings per share. Outstanding options to purchase 139,000 and 159,000 shares of common stock at $8.375 per share for the three months and six months ended December 31, 1999 and 1998, respectively; and 32,000 shares at $6.625 for the three months ended December 31, 1999, were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and therefore the effect would be anti-dilutive.

4. Comprehensive income includes net income, as well as unrealized gains and losses which are excluded from net income; and reflected as a direct charge or credit to stockholders' equity. A summary of comprehensive income for the three-month and six-month periods ending December 31, 1999 and 1998 is as follows:

                                                             Three Months Ended              Six Months Ended
                                                          --------------------------    --------------------------
                                                              1999           1998           1999           1998
                                                              ----           ----           ----           ----
Net income (loss)                                         $(7,526,000)   $ 1,211,000    $(7,449,000)   $ 1,320,000
Other Comprehensive Income:
 Unrealized gains (losses) on investment securities           (20,000)       (19,000)       (42,000)        23,000
                                                          -----------    -----------    -----------    -----------
Comprehensive income (loss)                               $(7,546,000)   $ 1,192,000    $(7,491,000)   $ 1,343,000
                                                          ===========    ===========    ===========    ===========

Retained earnings includes accumulated other comprehensive losses of $113,000 and $71,000 at December 31, 1999, and June 30, 1999, respectively, which relates to unrealized losses on investments.

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

At December 31, 1999, the Company had net unrealized losses of $180,000. At that date, the net after-tax effect of these losses was $113,000 and are included in equity. For the six months ended December 31, 1999 and 1998, the Company had sales of investment securities totaling $11,244,000 and $6,081,000, respectively. There were no purchases of investment securities for the six months ended December 31, 1999. Gross purchases of investment securities totaled $4,932,000 for the same period last year.

6. One of Sparton's facilities, located in Albuquerque, New Mexico, has been the subject of ongoing investigations conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). This EPA compliance issue is related to continuing operations, but involves a largely idled facility. The investigation began in the early 1980's and involved a review of on-site and off-site environmental impacts.

On January 18, 2000, a proposed Consent Decree was lodged with the Federal District Court in Albuquerque that would resolve all disputes related to the Final Administrative Order dated February 10, 1998. As a result of the execution and filing of the Consent Decree, the Company has revised its estimate of the future minimum costs expected to be incurred, as well as the time period involved. This change in estimate resulted in a $10,000,000 pre-tax charge to operations in December 1999. Actual cash expenditures for remediation activities are expected to be incurred over the next thirty years.

At December 31, 1999, Sparton has accrued $11,300,000 as its estimate of the future undiscounted minimum financial liability with respect to this matter. This balance includes $1,675,000 to resolve claims for damages to natural re-sources, civil penalties and costs, payable to various governmental agencies as part of the final terms of a Consent Decree. This also reflects the Company's estimate of the minimum amount it will incur over the next thirty years under the agreed upon work plans. The Company's cost estimate is based upon existing technology and excludes legal and related consulting costs. The Company's estimate includes equipment and operating costs for on-site and off-site pump and treat containment systems, a soil vapor extraction program and continued on-site and off-site monitoring and is based on existing methodology. Legal and related consulting costs are expensed as incurred.

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

Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be affected by the impact of the ultimate resolution of this contingency.

In addition to the $10,000,000 pre-tax charge described above, amounts charged to operations, principally legal and consulting, for the six months ended December 31, 1999 and 1998 were $487,000 and $300,000, respectively.

7. Deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of assets and liabilities. Accrued environmental contingencies is a significant component of the Company's deferred tax assets.

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

The Private Securities Litigation Reform Act of 1995 reflects Congress' determination that the disclosures of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by corporate management. The following discussion about the Company's results of operations and financial condition contains forward-looking statements that involve risk and uncertainty. The Company notes that a variety of factors could cause the actual results and experience to differ materially from anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, growth forecasts, and results of the Company's business include, but are not limited to, timing and fluctuations in U.S. and/or world economies and in customer demand for products, competition in the overall and EMS business, the availability and cost of materials, production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, changes in the interpretation of environmental laws and the uncertainties of environmental litigation. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.

RESULTS OF OPERATIONS
---------------------

Six-Month Periods
-----------------

Sales for the six-month period totaled $71,212,000 and were lower than expected. This was mainly due to slower than expected start ups on several commercial programs and technical and production delays on several sonobuoy programs. Overall, sales were consistent with prior year, with commercial EMS sales increasing 14% and governmental sales decreasing a similar amount.

An operating loss of $12,672,000 was reported for the six months ended December 31, 1999, compared to operating income of $1,347,000 for the same period last year. Included were charges against income of $10,487,000 in 1999 and $300,000 in 1998 related to the New Mexico environmental remediation effort. Our prior estimates of future minimum costs were revised as of December 31, 1999, to reflect the remediation activities contained in the Consent Decree executed and lodged with the Court in January 2000. The adjusted accrual for such expected costs approximated $11,300,000. This includes $1,675,000 for fines, penalties, and litigation reimbursement costs to various governmental entities. The remainder of the $11,300,000 is to cover minimum anticipated remediation costs for the next thirty years. The operations' results also include adverse capacity related variances of $1,291,000 ($1,974,000 in 1998). Additionally, gross margin for the six months ended December 31, 1999, reflects a charge of $1,158,000 due to revisions in estimated completion costs on certain governmental contracts. Finally, gross margin was adversely impacted by start-up costs on several new programs.

Interest and Investment Income declined $336,000 to $419,000 in 1999 due to lower average investments. Other Income-Net was $428,000 in 1999 compared to Other Expense-Net of $7,000 for the corresponding six-month period last year. Included within 1999 Other Income-Net was a gain of $443,000 from the sale of equipment and other assets at the Canadian operating unit.

The Company reported a net loss of $7,449,000 ($(.95) per share) for the six months ended December 31, 1999, compared to net income of $1,320,000 ($.17 per share) for the corresponding period last year.

Three-Month Periods
-------------------

Sales for the three-month period ended December 31, 1999, were lower than expected and totaled $36,738,000, a decline of $2,236,000 (6%) from last year. Government sales decreased $4,796,000 while commercial EMS sales increased $2,560,000.

Sales decreased $2,067,000 at Sparton Electronics, mainly due to production and design issues on several sonobuoy programs. Revenues at Sparton Technology and Sparton of Canada were essentially comparable to the corresponding period last year.

An operating loss of $12,123,000 was reported for the three months ended December 31, 1999, compared to operating income of $1,606,000 for the same period last year. Included were charges against income of $10,385,000 in 1999 and $157,000 in 1998 related to the New Mexico environmental remediation effort, discussed previously. Also included were adverse capacity related variances of $423,000 ($313,000 in 1998). Additionally, gross margin for the three months ended December 31, 1999, was decreased by $552,000 due to revisions in estimated completion costs on certain governmental contracts, and start-up costs on new programs.

Interest and Investment Income declined $154,000 to $166,000 in 1999 due to lower average investments. Other Income-Net was $11,000 in 1999 compared to Other Expense-Net of $4,000 for the corresponding three-month period last year.

The Company reported a net loss of $7,526,000 ($(.96) per share) for the three months ended December 31, 1999, compared to net income of $1,211,000 ($.16 per share) for the corresponding period last year.

FINANCIAL POSITION
------------------

For the six-month period ended December 31, 1999, Cash and Cash Equivalents declined $507,000 to $3,659,000. Operating activities used $10,965,000 in net cash flows. The principal source of cash flow from operating activities was $10 million due to the change in estimate for remediation activities as a result of the settlement reached between the Company and the EPA. Principal uses of cash flows from operating activities included increases in inventories and accounts receivable. Inventory growth was in anticipation of increasing sales in the next several quarters. Cash flows provided by investing activities totaled $10,458,000, principally from the sale of investments. The Company will continue to strategically invest in additional property, plant and equipment to accommodate growth in the EMS business. No cash was used or provided by financing activities.

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

At December 31, 1999, and June 30, 1999, the aggregate government EMS backlog was approximately $63 million and $50 million, respectively. A majority of the 1999 backlog is expected to be realized in the next 12-15 months. Commercial EMS sales are not included in the backlog. The Company does not believe the amount of commercial sales covered by purchase orders received is a meaningful measure of future sales, as such orders may be rescheduled or cancelled without significant penalty.

No dividends were declared in either period presented. At December 31, 1999, the Company had $80,030,000 in recorded shareowners' equity ($10.22 per share), $67,223,000 in working capital, and a 4.49:1.00 working capital ratio.

OTHER
-----

One of Sparton's facilities, located in Albuquerque, New Mexico, has been the subject of ongoing investigations conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). This EPA compliance issue is related to continuing operations, but involves a largely idled facility. The investigation began in the early 1980's and involved a review of on-site and off-site environmental impacts.

On January 18, 2000, a proposed Consent Decree was lodged with the Federal District Court in Albuquerque that would resolve all disputes related to the Final Administrative Order dated February 10, 1998. As a result of the execution and filing of the Consent Decree, the Company has revised its estimate of the future minimum costs expected to be incurred, as well as the time period involved. This change in estimate resulted in a $10,000,000 pre-tax charge to operations in

December 1999. Actual cash expenditures for remediation activities are expected to be incurred over the next thirty years.

At December 31, 1999, Sparton has accrued $11,300,000 as its estimate of the future undiscounted minimum financial liability with respect to this matter. This balance includes $1,675,000 to resolve claims for damages to natural re-sources, civil penalties and costs, payable to various governmental agencies as part of the final terms of a Consent Decree. This also reflects the Company's estimate of the minimum amount it will incur over the next thirty years under the agreed upon work plans. The Company's cost estimate is based upon existing technology and excludes legal and related consulting costs. The Company's estimate includes equipment and operating costs for on-site and off-site pump and treat containment systems, a soil vapor extraction program and continued on-site and off-site monitoring and is based on existing methodology. Legal and related consulting costs are expensed as incurred.

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

Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be affected by the impact of the ultimate resolution of this contingency.

In addition to the $10,000,000 pre-tax charge described above, amounts charged to operations, principally legal and consulting, for the six months ended December 31, 1999 and 1998 were $487,000 and $300,000, respectively.

IMPACT OF YEAR 2000
-------------------

The Year 2000 problem resulted from the fact that many older computer programs were written using two digits rather than four to define the applicable year. A computer program with time-sensitive software may have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in normal business activities.

Sparton Electronics implemented a new business information system in the summer of calendar 1997, to further enhance the Company's competitive position. This system, called Manufacturing Total Management System (MTMS), enables information to be shared between all of Sparton's manufacturing locations. This information system has been implemented throughout the Company, with the final location, Sparton Technology, completed in April 1999. The timing of the decision to purchase and implement MTMS was independent of the Year 2000 issue. As the majority of software and hardware was upgraded to accommodate the implementation of MTMS, expenditures were minimal for Year 2000 compliance.

The Company does not anticipate, and has not incurred, any Year 2000 conversion issues materially affecting operations or operating results. Sparton believes the actions it has taken reduced the risks posed by Year 2000 challenges to its own systems. Management recognizes, however, that unforeseen circumstances could still arise both within its own systems and within the systems of external entities and can give no assurances that if such circumstances arose they would not adversely affect the Company's Year 2000 compliance efforts. Further, management cannot determine the impact that any such adverse circumstance might have on the Company's operations, financial position or cash flows.

                                OTHER INFORMATION

PART II. OTHER INFORMATION - Item 1. Legal Proceedings

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

One of Sparton's facilities, located in New Mexico, has been the subject of ongoing investigations conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). This EPA compliance issue is related to continuing operations, but involves a largely idled facility. The investigation began in the early 1980's and involved a review of on-site and off-site environmental impacts. In 1988, an Administrative Order on Consent (AOC) was executed with the EPA related to further investigation and proposing a means of dealing with environmental impacts.

The remedial investigation called for in the AOC has been completed and approved. In May 1996, Sparton submitted to the EPA a final corrective measure study, based on the results of its investigations, as required in the AOC. In June 1996, the EPA issued its final decision selecting a corrective action at the site, different from what Sparton had proposed. In Sparton's judgment, the remedies proposed by the EPA were either unnecessary or technically impracticable. Sparton vigorously challenged the EPA's remedy selection and filed suit in Federal District Court in Dallas asserting that the EPA's decision on remedy selection violated the AOC.

In September 1996, the EPA issued an initial administrative order under RCRA ordering Sparton to undertake additional testing to justify the implementation of the remedy selected by the agency in June 1996, and then to implement that remedy. Sparton vigorously contested that order administratively, but on February 10, 1998, the EPA issued a Final Administrative Order that in all material respects followed the initial administrative order issued in September 1996. Sparton refused to implement those portions of that order that it believed were unjustified.

In February 1997, three lawsuits were filed against Sparton in Federal District Court in Albuquerque, one by the United States on behalf of the EPA, the second by the State of New Mexico and the third by the City of Albuquerque and the County of Bernalillo. All three actions alleged that the impacts to soil and groundwater associated with Sparton's Coors Road facility presented an imminent and substantial threat to human health or the environment. Through these lawsuits, the plaintiffs sought to compel Sparton to undertake additional testing and to implement the same remedy selected by the EPA in June of 1996, now incorporated in the Final Administrative Order, and referred to in the preceding paragraph. In March 1997, the plaintiffs in these three lawsuits filed a motion for preliminary injunction and in July of 1997, the action in Dallas was transferred to Federal District Court in Albuquerque and consolidated with the three lawsuits filed in February 1997.

On January 18, 2000, a proposed Consent Decree was lodged with the Federal District Court in Albuquerque that would resolve all disputes related to the Final Administrative Order dated February 10, 1998, and the litigation in Albuquerque. This Consent Decree is subject to a 30-day public comment period after which the Company anticipates that it will become final.

The Consent Decree represents a judicially enforceable settlement agreement that requires Sparton Technology, Inc. to pay $1,000,000 to resolve claims for damages to natural resources, $475,000 to resolve claims for civil penalties for alleged violations of state law and the Final Administrative Order, and $200,000 for reimbursement of the litigation costs of certain plaintiffs. The Consent Decree also contains work plans describing remedial activity Sparton Technol-ogy, Inc. agreed to undertake. In exchange for the monetary payment and an agreement to implement the work plans, Sparton Technology, Inc. is receiving covenants not to sue that, except in fairly extraordinary circumstances, prevent any further administrative or judicial action by state and federal entities in connection with the impacts to the environment associated with past activities at the facility that was the subject of the existing legal proceedings.

The work plans provide for the installation of an off-site containment well (already completed and operating), an on-site containment well and an enhancement to an on-site soil vapor extraction system (in operation). The purpose of the containment wells is to restrict further migration of impacted groundwater. The soil vapor extraction system removes solvents in the on-site soil above the groundwater. The installation and operation of the two containment wells and the enhanced soil vapor extraction system are dependent upon various permits, licenses and approvals from regulatory agencies and third parties. It is anticipated that these remediation activities will operate for a period of time during which the Company and the regulatory agencies will analyze their effectiveness. The Company believes that it will take at least three to five years before the effectiveness of the groundwater extraction wells can be established. Until then, in the Company's judgment, no definitive conclusion can be reached on whether additional remediation activities, beyond those already contained in the work plans, may be required.

As a result of having reached an understanding between the various parties and upon entering into the Consent Decree, the Company has reviewed its estimates of the future minimum costs expected to be incurred in its remediation effort over the next 20-30 years. Given the nature and extent of the various work plans and the probable continued operation of the containment wells for a number of years as well as extensive monitoring and reporting responsibilities, the Company increased its accrual for its EPA remediation by $10,000,000, pre-tax, in December 1999. At December 31, 1999, the estimated future undiscounted minimum accrual for EPA remediation approximates $11,300,000 of which $2,000,000 is expected to be incurred in the next 12 months with the remainder payable over the next 20-30 years. The current portion of the liability includes the $1,675,000 in costs and damages, described above, payable to the various plaintiff parties. The Company's estimate of the minimum amount is based upon existing technology, current costs and is not discounted. The estimate includes equipment and operating and maintenance costs for the on-site and off-site pump and treat containment systems, a soil vapor extraction program and continued on-site and off-site monitoring. It also includes the required periodic reporting requirements. The estimate does not reflect any offset or reduction for monies recovered from various parties which the Company is currently pursuing as described below.

Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to define a liability.

Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be affected by the impact of the ultimate resolution of this contingency.

In 1995 Sparton Corporation and Sparton Technology, Inc. filed a Complaint in the Circuit Court of Cook County, Illinois, against Lumbermens Mutual Casualty Company and American Manufacturers Mutual Insurance Company demanding reimbursement of expenses incurred in connection with its remediation efforts at the Coors Road facility based on various primary and excess comprehensive general liability policies in effect between 1959 and 1975. In 1999 the Complaint was amended to add various other excess insurers, including certain London market insurers and Fireman's Fund Insurance Company. The case is currently in the discovery stage.

On February 11, 1998, Sparton Technology, Inc. commenced litigation in the United States Court of Federal Claims alleging that the Department of Energy
(DOE), acting through its contractors, Sandia Corporation and Allied Signal, Inc., is liable for reimbursement of Sparton's costs incurred in defending against and complying with federal and state regulatory requirements. The DOE prescribed certain mandatory performance requirements that were then imposed upon Sparton through its agreements with Sandia Corporation and Allied Signal, Inc. On February 9, 1999, the Court of Federal Claims dismissed Sparton's complaint based on its determination that an agency relationship did not exist between Sandia Corporation and Allied Signal, Inc. and the United States for purposes of reimbursing costs incurred during litigation. Sparton believes that the court erred in its decision and filed its notice of appeal on April 9, 1999. Briefing to the U.S. Court of Appeals for the Federal Circuit has been completed, and oral argument was held February 7, 2000.

Sparton Technology, Inc. filed a complaint on September 21, 1998, against Allied Signal, Inc. in U.S. District Court in Kansas City seeking to recover costs incurred to investigate and remediate impacts to the environment at its Coors Road facility. In July 1999, the court allowed the Company to amend its complaint to add Sandia Corporation and the DOE as defendants. Limited discovery has been completed. This case is currently scheduled for trial in the Spring of 2001.

At this time, the Company is unable to predict the amount or timing of recovery, if any, that may result from the pursuit of these before-mentioned three claims.

                                OTHER INFORMATION

PART II.

Item 6.  Exhibits and Reports on Form 10-K and 10-Q

 (a)  Exhibits

      3 & 4

          Instruments defining the rights of security holders have been previously filed as follows:

          Articles of Incorporation of the Registrant were filed on form 10-K for the year ended June 30, 1981, and an amendment thereto was filed on Form 10-Q for the three-month period ended December 31, 1983, and are incorporated herein by reference.

          By-laws of the Registrant were filed on Form 10-K for the year ended June 30, 1981, and are incorporated herein by reference.

          Code of Regulation of the Registrant was filed on Form 10-K for the year ended June 30, 1981, and an amendment thereto was filed on Form 10-Q for the three-month period ended September 30, 1982, and are incorporated herein by reference.

      27

          Submitted to the Securities and Exchange Commission for its information.


 (b)  Reports on Form 8-K filed in the Second Quarter of Fiscal 2000:

          On January 19, 2000, the Company reported on Form 8-K that a proposed Consent Decree that would resolve all disputes related to the Final Administrative Order dated February 10, 1998, and the litigation in Albuquerque, was lodged with the Court on January 18, 2000. This Consent Decree is subject to a thirty day public comment period after which the Company anticipates that it will become final.

SIGNATURES

          Pursuant to the requirements of the   Securities Exchange Act of
          1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SPARTON CORPORATION
                                  -------------------
                                  Registrant

Date: February 11, 2000           /s/ David W. Hockenbrocht
      -----------------           -----------------------------------------
                                  David W. Hockenbrocht, President

Date: February 11, 2000           /s/ Richard Langley
      -----------------           -----------------------------------------
                                  Richard Langley, Vice President/ Treasurer and
                                  Principal Financial Officer