Form 10-Q
period 2000-03-31
SPARTON CORP
filed 2000-05-12
CIK 92679

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED March 31, 2000.
                                               ---------------
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE
     SECURITIES EXCHANGE  ACT OF 1934

FOR THE TRANSITION PERIOD From ______________ to ______________

Commission File number 1-1000
                       ------

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



                                 (517) 787-8600
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

Common Stock, $1.25 Par Value - 7,828,090 shares as of April 28, 2000.

                                     INDEX


                      SPARTON CORPORATION AND SUBSIDIARIES




Part I.  Financial Information

    Item 1. Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets - March 31, 2000 and June
            30, 1999                                                         3


            Condensed Consolidated Statements of Operations - Three-Month
            and Nine-Month Periods ended March 31, 2000 and 1999             4

            Condensed Consolidated Statements of Cash Flows - Nine-Month
            Periods ended March 31, 2000 and 1999                            5


            Notes to Condensed Consolidated Financial Statements             6

    Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                            8

Part II. Other Information

    Item 1. Legal Proceedings                                               11

    Item 6. Exhibits and Reports on Form 8-K                                13

Signatures                                                                  13

                      SPARTON CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets (Unaudited)
                        March 31, 2000 and June 30,1999



                                                                                March 31          June 30
                                                                              ------------      ------------
                                                                                                   (Note 1)
ASSETS
  Current assets:
   Cash and cash equivalents                                                  $  5,028,555      $  4,165,758
   Investment securities                                                         6,199,654        20,122,902
   Income taxes recoverable                                                      2,227,616           622,083
   Accounts receivable                                                          19,686,663        17,341,376
   Inventories and costs on contracts in progress, less progress payments
    of $7,839,782 at March 31 ($1,026,000 at June 30)                           49,384,758        40,201,131
   Prepaid expenses                                                              3,529,444         3,959,862
                                                                              ------------      ------------
       Total current assets                                                     86,056,690        86,413,112

   Deferred income taxes                                                           450,364                 -
   Other assets                                                                  9,159,261         9,600,216
   Property, plant and equipment - net                                          12,474,734        12,323,707
                                                                              ------------      ------------

          Total assets                                                        $108,141,049      $108,337,035
                                                                              ============      ============

LIABILITIES AND SHAREOWNERS' EQUITY
  Current liabilities:
   Accounts payable                                                           $ 10,179,811      $  8,884,332
   Salaries and wages                                                            3,975,154         3,708,857
   Accrued liabilities                                                           6,771,063         5,240,948
                                                                              ------------      ------------
       Total current liabilities                                                20,926,028        17,834,137

   Deferred income taxes                                                                 -         2,981,000
   Other liabilities                                                             9,275,308                 -

  Shareowners' equity:
   Common stock - 7,828,090 shares outstanding at March 31 and
    June 30 after deducting 106,622 shares in treasury                           9,785,113         9,785,113
   Capital in excess of par value                                                  494,427           494,427
   Accumulated other comprehensive losses                                         (109,000)          (71,000)
   Retained earnings                                                            67,769,173        77,313,358
                                                                              ------------      ------------
       Total shareowners' equity                                                77,939,713        87,521,898
                                                                              ------------      ------------

          Total liabilities and shareowners' equity                           $108,141,049      $108,337,035
                                                                              ============      ============



SEE ACCOMPANYING NOTES

                      SPARTON CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statements of Operations (Unaudited)
    For the Three-Month and Nine-Month Periods ended March 31, 2000 and 1999

                                                         Three-Month Periods                    Nine-Month Periods
                                                 --------------------------------         -----------------------------
                                                      2000                1999               2000               1999
                                                 -------------         ----------         ----------         ----------

Net sales                                        $  41,756,764      $  26,981,204      $ 112,968,296      $  98,405,090
Costs and expenses                                  45,208,848         28,397,490        129,091,981         98,474,041
                                                 -------------      -------------      -------------      -------------
                                                    (3,452,084)        (1,416,286)       (16,123,685)           (68,951)

Other income (expenses):
 Interest and investments income                       116,096            414,009            535,452          1,169,214
 Interest expense                                            -                  -                  -               (416)
 Other - net                                            10,273             (1,082)           438,048             (7,805)
                                                 -------------      -------------      -------------      -------------

Income (loss) from continuing operations
 before income taxes                                (3,325,715)        (1,003,359)       (15,150,185)         1,092,042

Provision (credit) for income taxes                 (1,231,000)          (371,000)        (5,606,000)           404,000
                                                 -------------      -------------      -------------      -------------

Income (loss) from continuing operations            (2,094,715)          (632,359)        (9,544,185)           688,042

Discontinued operations:
 Loss from discontinued automotive
  operations, net of applicable income tax
  credit of $1,480,000                                       -         (2,520,000)                 -         (2,520,000)
                                                 -------------      -------------      -------------      -------------

     Net loss                                    $  (2,094,715)     $  (3,152,359)     $  (9,544,185)     $  (1,831,958)
                                                 =============      =============      =============      =============


Basic and diluted earnings (loss) per share:
 Continuing operations                                  $(0.27)            $(0.08)            $(1.22)            $ 0.09
 Discontinued operations                                  0.00              (0.32)              0.00              (0.32)
                                                        ------             ------             ------             ------
     Net loss                                           $(0.27)            $(0.40)            $(1.22)            $(0.23)
                                                        ======             ======             ======             ======

Dividends                                               $ 0.00             $ 0.00             $ 0.00             $ 0.00
                                                        ======             ======             ======             ======

SEE ACCOMPANYING NOTES

                      SPARTON CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statements of Cash Flows (Unaudited)
            For the Nine-Month Periods ended March 31, 2000 and 1999

                                                                    2000             1999
                                                               ------------      ------------

Cash flows (used) provided by operating activities:
 (Loss) income from continuing operations                      $ (9,544,185)     $    688,042

 Add noncash items affecting continuing operations:
  Environmental charge                                           10,000,000                 -
  Depreciation                                                    1,640,514         1,586,126
  Deferred income taxes                                          (3,431,364)                -
                                                               ------------      ------------
                                                                 (1,335,035)        2,274,168
 Add (deduct) changes in operating assets and liabilities:
  Accounts payable                                                1,295,479        (6,378,570)
  Income taxes                                                   (1,605,533)       (1,317,356)
  Accounts receivable                                            (2,345,287)        6,899,181
  Inventories                                                    (9,183,627)       (4,261,706)
  Other changes                                                   1,464,138         1,459,068
                                                               ------------      ------------
 Net cash used by continuing operations                         (11,709,865)       (1,325,215)
 Cash flow provided by discontinued operations                            -         1,391,574
                                                               ------------      ------------
                                                                (11,709,865)           66,359

Cash flows (used) provided by investing activities:
 Sales of investment securities-net                              13,923,248         1,206,282
 Noncurrent other assets                                            440,955            60,388
 Purchases of property, plant and equipment-net                  (1,791,541)       (1,519,665)
 Discontinued operations                                                  -         1,862,661
                                                               ------------      ------------
                                                                 12,572,662         1,609,666
                                                               ------------      ------------

Increase in cash and cash equivalents                               862,797         1,676,025
Cash and cash equivalents at beginning of period                  4,165,758         4,083,273
                                                               ------------      ------------

Cash and cash equivalents at end of period                     $  5,028,555      $  5,759,298
                                                               ============      ============


Supplemental disclosures of cash flow information:
 Cash paid (refunded) during the period

  Income taxes paid (refunded)                                    $(573,000)         $239,000
                                                                  =========          ========

  Interest expense                                                $       -          $    400
                                                                  =========          ========

SEE ACCOMPANYING NOTES

                      SPARTON CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying condensed consolidated balance sheet at March 31, 2000, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended March 31, 2000 and 1999 and cash flows for the nine-month periods ended March 31, 2000 and 1999 are unaudited, but include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of such financial statements. The results of operations for the periods ended March 31, 2000, are not necessarily indicative of the results that may be expected for the full fiscal year. The Company operates in one segment, commercial and governmental electronics manufacturing services.

The June 30, 1999, balance sheet has been reclassified to conform to the March 31, 2000, presentation. Amounts previously reported as discontinued operations have been reclassified as they are no longer deemed material.

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

3. Basic earnings per share were computed using the weighted average number of shares outstanding. Average shares outstanding for both the three-month and nine-month periods were 7,828,090. Differences in the weighted average number of shares outstanding, for purposes of computing diluted earnings per share, were due to the inclusion of the dilutive effect, 31,870 shares in 1999, of employee incentive stock options previously granted. These differences in the weighted average number of shares outstanding for the calculation of basic and diluted earnings per share were not material and resulted in no differences between basic and diluted earnings per share. Outstanding options to purchase 131,500 and 149,000 shares of common stock at $8.375 per share for the three months and nine months ended March 31, 2000 and 1999, respectively; and 32,000 shares at $6.625 for the three months ended March 31, 2000, were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and therefore the effect would be anti-dilutive.

4. Comprehensive income includes net income, as well as unrealized gains and losses, which are excluded from net income and reflected as a direct charge or credit to stockholders' equity. A summary of comprehensive income for the three-month and nine-month periods ending March 31, 2000 and 1999 is as follows:

                                                                 Three Months Ended                      Nine Months Ended
                                                           -----------------------------          --------------------------------
                                                               2000              1999                 2000                 1999
                                                               ----              ----                 ----                 ----
Net loss                                                   $(2,094,715)      $(3,152,359)          $(9,544,185)        $(1,831,958)
Other Comprehensive Income:
 Unrealized gains (losses) on investment securities              4,200           (58,000)              (38,000)            (35,000)
                                                           -----------       -----------           -----------         -----------

Comprehensive loss                                         $(2,090,515)      $(3,210,359)          $(9,582,185)        $(1,866,958)
                                                           ===========       ===========           ===========         ===========




Shareowners' equity includes accumulated other comprehensive losses of $109,000 and $71,000 at March 31, 2000, and June 30, 1999, respectively, which relate to unrealized losses on investments.

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

At March 31, 2000, the Company had net unrealized losses of $175,000. At that date, the net after-tax effect of these losses was $109,000 and included in equity. For the nine months ended March 31, 2000 and 1999, the Company had sales of investment securities totaling $13,923,000 and $8,740,000, respectively. There were no purchases of investment securities for the nine months ended March 31, 2000. Gross purchases of investment securities totaled $7,534,000 for the same period last year.

6. One of Sparton's facilities, located in Albuquerque, New Mexico, has been the subject of ongoing investigations conducted with the United States Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). This EPA compliance issue is related to continuing operations, but involves a largely idled facility. The investigation began in the early 1980's and involved a review of on-site and off-site environmental impacts.

On January 18, 2000, a Consent Decree was lodged with the Federal District Court in Albuquerque that resolved all disputes related to the Final Administrative Order dated February 10, 1998. As a result of the execution of the Consent Decree, the Company revised its estimate of the future minimum costs expected to be incurred, as well as the time period involved. The change in estimate resulted in a $10,000,000 pre-tax charge to operations in December 1999.

At March 31, 2000, Sparton has an accrual of $9,417,000 as its estimate of the future undiscounted minimum financial liability for remediation. This balance is after payment of $1,675,000, in March, 2000, to resolve claims for damages to natural resources, civil penalties and costs, which were paid to various governmental agencies as part of the final terms of the Consent Decree. Cash expenditures for remediation activities are expected to be incurred over the next thirty years. The accrual reflects the Company's estimate of the minimum amount it will incur under the agreed upon work plans. The Company's cost estimate is based upon existing technology and excludes legal and related consulting costs. The Company's estimate includes equipment and operating costs for on-site and off-site pump and treat containment systems, a soil vapor extraction program and continued on-site and off-site monitoring and is based on existing methodology. Legal and related consulting costs are expensed as incurred.

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

In addition to the $10,000,000 pre-tax charge described above, amounts charged to operations, principally legal and consulting, for the nine months ended March 31, 2000 and 1999 were $560,000 and $1,199,000, respectively.

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

The Private Securities Litigation Reform Act of 1995 reflects Congress' determination that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by corporate management. The following discussion about the Company's results of operations and financial condition contains forward-looking statements that involve risk and uncertainty. The Company notes that a variety of factors could cause the actual results and experience to differ materially from anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, growth forecasts, and results of the Company's business include, but are not limited to, timing and fluctuations in U.S. and/or world economies and in customer demand for products, competition in the overall EMS business, the availability and cost of materials, production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.


RESULTS OF OPERATIONS

NINE-MONTH PERIODS

Sales for the nine months ended March 31, 2000, were above the prior year at all locations and totaled $112,968,000. While sales were up 15%, this volume was lower than expected mainly due to slower than anticipated start ups on several commercial programs at Sparton Technology and Sparton of Canada. Commercial and governmental EMS sales increased 18% and 8%, respectively.

An operating loss of $16,124,000 was reported for the nine months ended March 31, 2000, compared to a loss of $69,000 for the same period last year. Included were charges against income of $10,560,000 in 2000 and $1,199,000 in 1999 related to the New Mexico environmental remediation effort. The accrual for future minimum costs reflects the remediation activities contained in the Consent Decree executed and lodged with the Court in January 2000. At March 31, 2000, the accrual for such costs approximates $9,417,000, and covers minimum anticipated remediation costs for the next thirty years. The operating results for the nine months ended March 31, 2000, also, reflect a charge of $3,268,000 for revisions in estimated completion costs on several governmental sonobuoy contracts. Finally, gross margins have continued to be adversely impacted by start-up costs on a number of new programs.

Interest and Investment Income declined $634,000 to $535,000 in 2000 due to lower average investments. Other Income-Net was $438,000 in 2000 compared to Other Expense-Net of $8,000 for the corresponding nine-month period last year. Included within fiscal 2000 Other Income-Net was a gain of $443,000 from the sale of equipment and other assets at the Canadian operating unit.

In fiscal 1999, a pre-tax charge of $4,000,000 ($2,520,000 after-tax) was recognized in the third quarter for discontinued operations. The net affect of this charge on earnings per share was a loss of $(.32) per share for the three-months and nine-months ended March 31, 1999.

The Company reported a net loss of $9,544,000 ($(1.22) per share) for the nine months ended March 31, 2000, compared to $1,832,000 ($(0.23) per share) for the corresponding period last year.

THREE-MONTH PERIODS

Sales for the three months ended March 31, 2000, totaled $41,757,000, an increase of $14,776,000 (55%) from last year. Government and commercial EMS sales increased $6,583,000 and $8,193,000 respectively. Revenues at Sparton Electronics increased $14,273,000, due in part to higher shipments of sonobuoys. Revenues at Sparton Technology and Sparton of Canada were also above last year.
                  .
An operating loss of $3,452,000 was reported for the three months ended March 31, 2000, compared to a loss of $1,416,000 for the same period last year. Current operating results include charges against income of $73,000 related to the New Mexico environmental remediation effort, discussed previously, and adverse capacity related variances of $1,200,000. In addition, the gross margin for the three months ended March 31, 2000, declined $2,110,000 due to cost increases in actual and anticipated costs to complete a major government sonobuoy production program, and start-up costs on new commercial programs. The cost increases on the government contract reflect difficulties encountered in production and material cost issues. Production on this contract is now scheduled for completion in June, 2000.

In the later part of the third quarter, the Company began to encounter material availability and extended lead time issues on electronic components. Shortages on some key electronic components has resulted in higher prices. This shortage on some critical electronic components could impact the electronics industry, and Sparton specifically, for the next one to two years. Availability of material components could adversely affect the Company's ability to meet customers' production schedules. In addition, the ability to recover increasing material costs from customers will be a major factor in future operating results.

Interest and Investment Income declined $298,000 to $116,000 in 2000 due to lower average investments. Other Income-Net was $10,000 in 2000 compared to Other Expense-Net of $1,000 for the corresponding three-month period last year.

The Company reported a net loss of $2,095,000 ($(.27) per share for the three months ended March 31, 2000, compared to $3,152,000 ($(0.40) per share) for the corresponding period last year.



FINANCIAL POSITION

For the nine-month period ended March 31, 2000, Cash and Cash Equivalents increased $863,000 to $5,029,000. Operating activities used $11,710,000 in net cash flows. Principal uses included increases in inventories and accounts receivable. The growth in inventory was in anticipation of continued expanding sales in the next several quarters. Cash flows provided by investing activities totaled $12,573,000, principally from the sale of investments. The Company will continue to strategically invest in additional property, plant and equipment to accommodate growth in the EMS business. No cash was used or provided by financing activities.

The continued receipt of interest and investment income, combined with a lack of interest expense, continues to favorably impact the Company's operations. It is uncertain, however, how long and to what extent this favorable nonoperating income trend will continue. This trend is dependent upon how quickly the Company's EMS business develops as well as the emergence of alternate uses for these proceeds. Investments have declined 46% in the nine-month period ending March 31, 2000. The Company's market risk exposure to foreign currency exchange and interest rates are not considered to be material due to principally short term investments and minimal receivables and payables designated in foreign currency.

At March 31, 2000, and June 30, 1999, the aggregate governmental EMS backlog approximated $70 million and $67 million, respectively. A majority of the March 31, 2000, backlog is expected to be realized in the next 12-15 months. Commercial EMS sales are not included in the backlog. The Company does not believe the amount of commercial sales covered by purchase orders received is a meaningful measure of future sales, as such orders may be rescheduled or cancelled without significant penalty.

No dividends were declared in either period presented. At March 31, 2000, the Company had $77,940,000 in recorded shareowners' equity ($9.96 per share), $65,131,000 in working capital, and a 4.11:1.00 working capital ratio.

OTHER

One of Sparton's facilities, located in Albuquerque, New Mexico, has been the subject of ongoing investigations conducted with the United States Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). This EPA compliance issue is related to continuing operations, but involves a largely idled facility. The investigation began in the early 1980's and involved a review of on-site and off-site environmental impacts.

On January 18, 2000, a Consent Decree was lodged with the Federal District Court in Albuquerque that resolved all disputes related to the Final Administrative Order dated February 10, 1998. As a result of the execution of the Consent Decree, the Company revised its estimate of the future minimum costs expected to be incurred, as well as the time period involved. The change in estimate resulted in a $10,000,000 pre-tax charge to operations in December 1999.

At March 31, 2000, Sparton has an accrual of $9,417,000 as its estimate of the future undiscounted minimum financial liability for remediation. This balance is after payment of $1,675,000, in March, 2000, to resolve claims for damages to natural resources, civil penalties and costs, which were paid to various governmental agencies as part of the final terms of the Consent Decree. Cash expenditures for remediation activities are expected to be incurred over the next thirty years. The accrual reflects the Company's estimate of the minimum amount it will incur under the agreed upon work plans. The Company's cost estimate is based upon existing technology and excludes legal and related consulting costs. The Company's estimate includes equipment and operating costs for on-site and off-site pump and treat containment systems, a soil vapor extraction program and continued on-site and off-site monitoring and is based on existing methodology. Legal and related consulting costs are expensed as incurred.

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

In addition to the $10,000,000 pre-tax charge described above, amounts charged to operations, principally legal and consulting, for the nine months ended March 31, 2000 and 1999 were $560,000 and $1,199,000, respectively.

IMPACT OF YEAR 2000
-------------------

The Company did not anticipate, and has not incurred, any Year 2000 conversion issues that materially affected operations or operating results. Sparton believes the actions it took reduced the risks posed by Year 2000 challenges to its own systems. Management recognizes, however, that unforeseen circumstances could still arise both within its own systems and within the systems of external entities and can give no assurances that if such circumstances arose they would not adversely affect the Company's efforts. Further, management cannot determine the impact that any such adverse circumstance might have on the Company's operations, financial position or cash flows.

Sparton Electronics implemented a new business information system (MTMS) in the summer of calendar 1997 to further enhance the Company's competitive position. The timing of the decision to purchase and implement MTMS was independent of the Year 2000 issue. As the majority of software and hardware was upgraded to accommodate the implementation of MTMS, Year 2000 compliance expenditures were minimal .

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

In February 1997, three lawsuits were filed against Sparton's wholly owned subsidiary, Sparton Technology, Inc., in Federal District Court in Albuquerque, one by the United States on behalf of the EPA, the second by the State of New Mexico and the third by the City of Albuquerque and the County of Bernalillo. All three actions alleged that the impacts to soil and groundwater associated with Sparton Technology's Coors Road facility presented an imminent and substantial threat to human health or the environment.

On March 3, 2000, a Consent Decree was entered, settling the lawsuits as well as a related administrative enforcement action. The Consent Decree represents a judicially enforceable settlement agreement under which Sparton Technology has paid $1,000,000 to resolve claims for damages to natural resources, $475,000 to resolve claims for civil penalties for alleged violations of state law and an order entered in the related administrative enforcement action, and $200,000 for reimbursement of the litigation costs of certain plaintiffs. The Consent Decree also contains work plans describing remedial activity Sparton Technology agreed to undertake. In exchange for the monetary payment and an agreement to implement the work plans, Sparton Technology is receiving covenants not to sue that, except in fairly extraordinary circumstances, prevent any further administrative or judicial action by state and federal entities in connection with the impacts to the environment associated with past activities at the Coors Road facility that was the subject of the existing legal proceedings.

The work plans provide for the installation of an off-site containment well (already completed and operating), enhancement to an on-site soil vapor extraction system (in operation) and an on-site containment well. It is anticipated that these remediation activities will operate for a period of time during which Sparton Technology and the regulatory agencies will analyze their effectiveness. The Company believes that it will take at least three to five years before the effectiveness of the groundwater extraction wells can be established.

Upon entering into the Consent Decree, the Company reviewed its estimates of the future costs expected to be incurred in connection with its remediation of the environmental issues associated with its Coors Road Plant over the next 30 years. The Company increased its accrual for the cost of addressing environmental impacts associated with its Coors Road Plant by $10,000,000, pre-tax, in December 1999. At March 31, 2000, the estimated future undiscounted minimum accrual for EPA remediation approximates $9,417,000. This balance is after payment of the $1,675,000 in costs and damages, described above, payable to the various plaintiff parties, which amount was paid in March, 2000. The Company's estimate is based upon existing technology and current costs which have not been discounted. The estimate includes equipment and operating and maintenance costs for the on-site and off-site pump and treat containment systems, a soil vapor extraction program and continued on-site and off-site monitoring. It also includes the required periodic reporting requirements. This estimate does not include legal and related consulting costs which are expensed as incurred. The estimate does not reflect any offset or reduction for monies recovered from various parties which the Company is currently pursuing as described below.

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

On February 11, 1998, Sparton Technology, Inc. commenced litigation in the United States Court of Federal Claims alleging that the Department of Energy
(DOE), acting through its contractors, Sandia Corporation and Allied Signal, Inc., is liable for reimbursement of Sparton's costs incurred in defending against and complying with federal and state regulatory requirements. The DOE prescribed certain mandatory performance requirements that were then imposed upon Sparton Technology through its agreements with Sandia Corporation and Allied Signal, Inc. On February 9, 1999, the Court of Federal Claims dismissed Sparton Technology's complaint on the basis of a lack of jurisdiction concluding that an agency relationship did not exist between Sandia Corporation and Allied Signal, Inc. and the United States for purposes of reimbursing costs incurred during litigation. Sparton Technology believed that the court erred in its decision and filed its notice of appeal on April 9, 1999. On April 18, 2000, the Federal Circuit reversed the lower court's decision and reinstated Sparton Technology's claim for purposes of examining whether the Court of Federal Claims does indeed have jurisdiction. Sparton Technology is now proceeding with discovery on the jurisdiction related issues.

Sparton Technology, Inc. filed a complaint on September 21, 1998, against Allied Signal, Inc. in U.S. District Court in Kansas City seeking to recover costs incurred to investigate and remediate impacts to the environment at its Coors Road facility. In July 1999, the court allowed Sparton Technology to amend its complaint to add Sandia Corporation and the DOE as defendants. Limited discovery has been completed. In March 1999, the case was transferred to the United States District Court in Albuquerque, NM. A scheduling order has not yet been entered.

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

  (b)    Reports on Form 8-K filed in the Third Quarter of Fiscal 2000: None




SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  SPARTON CORPORATION
                                  Registrant

Date:    MAY 12, 2000             /s/ John J. Smith
                                  -------------------------------------------
                                  John J. Smith, Chairman of the Board of
                                  Directors and Chief Executive Officer


Date:    MAY 12, 2000             /s/ Richard Langley
                                  -------------------------------------------
                                  Richard Langley , Vice President/Treasurer
                                  and Principal Financial Officer