Form 10-K
period 2000-06-30
SPARTON CORP
filed 2000-09-27
CIK 92679

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

     For the fiscal year ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from ______________ to ________________

Commission File Number 1-1000

                               SPARTON CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   OHIO                             38-1054690
         ------------------------        ---------------------------------
         (State of Incorporation)        (IRS Employer Identification No.)

2400 East Ganson Street, Jackson, Michigan                  49202
------------------------------------------                ---------
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (517) 787-8600

 Commom Stock, $1.25 Par Value                NEW YORK STOCK EXCHANGE
------------------------------      -------------------------------------------
    (Title of each class)           (Name of each exchange on which registered)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of August 31, 2000 was $20,169,000.

The number of shares of common stock outstanding as of August 31, 2000 were 7,828,090.

Documents incorporated in part by reference:

        Parts II and IV - Portions of the 2000 Annual Report to
                          Shareowners of Sparton Corporation ("Annual Report") are filed as Exhibit 13 herewith.
               Part III - Proxy Statement for October 25, 2000 Meeting

PART I
------

Item l. Business
------- --------

Except as otherwise indicated, the term "Company" refers to Sparton Corporation, and the term "Sparton" refers to Sparton Corporation and its consolidated subsidiaries.

The Company has been in continuous existence since 1900. It was last reorganized in 1919 as an Ohio corporation. Sparton operates in one line of business, electronic manufacturing services (EMS). A description of the major products and sales are included in the Annual Report in Note 1, Statement of Significant Accounting Policies, and in Note 11, Business Segment and Concentration of Sales, of the Notes to Consolidated Financial Statements on Pages 23 and 29, respectively, and are filed as part of Exhibit 13.

Electronic Manufacturing Services
---------------------------------

Historically, the Company's principal electronics product has been sonobuoys, which are anti-submarine warfare (ASW) devices used by the U.S. Navy and other free-world military organizations. It competes with a very limited number of qualified manufacturers for sonobuoy procurements by the U.S. and selected foreign governments. Contracts are obtained through competitive bid or directed procurement. Sales of sonobuoys have declined substantially from the levels of the 1980s and early 1990s, but have stabilized in recent years. While diminished, the U.S. Navy is still the Corporation's largest single customer.

The Company has focused in recent years on substantially expanding sales in the commercial EMS markets. This is where the Company expects substantially all future revenue growth to occur with emphasis on telecommunications, avionics, medical and industrial controls and scientific instrumentation. Many of the physical and technical attributes used in the production of electronics for sonobuoys are also required in the production of commercial electronics products. The Company's commercial EMS business includes design and/or manufacture of a variety of electronic and electromechanical products and assemblies. Sales are generally obtained on a competitive basis. Competitive factors include technical ability, customer service, product quality, timely delivery and price.

The Corporation also has several propriety products. A majority of the proprietary products, principally transducers and condition monitoring systems, are sold to the telecommunications industry worldwide. Commercial electronics products are sold through a direct sales force and through a small group of manufacturers' representatives. In the commercial EMS business, Sparton must compete with a number of domestic and foreign manufacturers, some of which are much larger in terms of size and financial resources. The Company generally contracts with its customers to manufacture products based on the customer's design, specifications and shipping schedules. Normally, EMS programs do not require the Company's direct involvement in product marketing. Material cost and availability and product quality, delivery and reliability are all very important factors in the commercial EMS business. In general, margins within the commercial EMS markets are lower than those obtained in the governmental EMS markets of ASW or proprietary electronics. The lower margins are primarily due to intense competition and the higher number of purchased parts contained in the products shipped.

At June 30, 2000 and June 30, 1999, the government backlog was approximately $67 million and $70 million, respectively. A majority of the 2000 backlog is expected to be realized in 2001. Commercial EMS sales are not included in the backlog. The Company does not believe the amount of backlog of commercial sales covered by firm purchase orders is a meaningful measure of future sales, as such orders may be rescheduled or cancelled without significant penalty.

Other Information
-----------------

Sparton's largest customer is the U.S. Navy. While the loss of U.S. government sonobuoy sales would have a material adverse financial effect, the loss of any one of several other customers could also have a significant but less dramatic financial impact. The Company continues to grow its commercial EMS sales with the objective to expand the customer base, thus reducing this concentration. Materials for the electronics operations are obtained from a variety of worldwide sources, except for selected components. Access to competitively priced materials is critical to success in the EMS business. In certain markets, the volume purchasing power of the larger competitors creates a substantial cost advantage for them. During the second half of the year, the company began to encounter shortages on certain key electronics components. This has led to higher prices. The material shortages on some critical electronic components are expected to impact the electronics industry in general, and Sparton specifically, for some time. Although the commercial electronics industry is experiencing spot shortages, resulting in price increases and/or delivery delays of key components, the Company has not encountered and does not expect to encounter significant long-term problems in obtaining sufficient raw materials. The risk of material obsolescence in the EMS business is less than it is in many other markets because raw materials and component parts are generally only purchased upon receipt of a customer's order. While Sparton holds several patents relating to its products and processes, none are considered of material importance. While overall sales fluctuate during the year, such fluctuations do not reflect a definitive seasonal pattern or tendency.

Research and development expenditures amounted to approximately $13,484,000 in 2000, $8,779,000 in 1999 and $10,512,000 in 1998 (approximately $8,778,000,
$6,700,000 and $9,462,000 of these expenditures, respectively, were customer funded). There are approximately 82 employees involved in research and development activities. Few, if any, devote all of their time to such efforts.

Sparton employed approximately 1,400 people at June 30, 2000. The Company has one operating division and three wholly owned active operating subsidiaries. In addition, it has a foreign sales corporation (FSC).

Item 2. Properties
------- ----------

The table that follows lists the principal properties owned by Sparton. There are manufacturing and/or office facilities at each location. Sparton believes these facilities are suitable for its operations.

                Jackson, Michigan

                DeLeon Springs, Florida (2 plants)

                Brooksville, Florida

                London, Ontario, Canada

                Rio Rancho, New Mexico

                Deming, New Mexico

The Company's Coors Road, Albuquerque, New Mexico, idled facility is under a long term lease to another company, with an option to buy.

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

Upon entering into the Consent Decree, the Company reviewed its estimates of the future costs expected to be incurred in connection with its remediation of the environmental issues associated with its Coors Road Plant over the next 30 years. The Company increased its accrual for the cost of addressing environmental impacts associated with its Coors Road Plant by $10,000,000, pre-tax, in December 1999. At June 30, 2000, the remaining undiscounted minimum accrual for EPA remediation approximates $9,162,000. This balance is after payment of the $1,675,000 in costs and damages, described above, payable to the various plaintiff parties, which amount was paid in March 2000. The Company's estimate is based upon existing technology and current costs which have not been discounted. The estimate includes equipment and operating and maintenance costs for the on-site and off-site pump and treat containment systems, a soil vapor extraction program and continued on-site and off-site monitoring. It also includes the required periodic reporting requirements. This estimate does not include legal and related consulting costs which are expensed as incurred. The estimate does not reflect any offset or reduction for monies recovered from various parties which the Company is currently pursuing as described below.

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

On February 11, 1998, Sparton Technology, Inc. commenced litigation in the United States Court of Federal Claims alleging that the Department of Energy
(DOE), acting through its contractors, Sandia Corporation and Allied Signal, Inc., is liable for reimbursement of Sparton's costs incurred in defending against and complying with federal and state regulatory requirements. The DOE prescribed certain mandatory performance requirements that were then imposed upon Sparton Technology through its agreements with Sandia Corporation and Allied Signal, Inc. On February 9, 1999, the Court of Federal Claims dismissed Sparton Technology's complaint on the basis of a lack of jurisdiction concluding that an agency relationship did not exist between Sandia Corporation and Allied Signal, Inc. and the United States for purposes of reimbursing costs incurred during litigation. Sparton Technology believed that the court erred in its decision and filed its notice of appeal on April 9, 1999. On April 18, 2000, the Federal Circuit reversed the lower court's decision and reinstated Sparton Technology's claim for purposes of examining whether the Court of Federal Claims does indeed have jurisdic-tion. Sparton Technology is now proceeding with discovery on the jurisdiction related issues.

Sparton Technology, Inc. filed a complaint on September 21, 1998, against Allied Signal, Inc. in U.S. District Court in Kansas City seeking to recover costs incurred to investigate and remediate impacts to the environment at its Coors Road facility. In July 1999, the Court allowed Sparton Technology to amend its complaint to add Sandia Corporation and the DOE as defendants. In March 2000, the case was transferred to the United States District Court in Albuquerque, New Mexico. Written discovery has commenced, but all further discovery has been stayed as of July 13, 2000, pursuant to an Order of the Court. The Company and the three defendants are now engaged in a Court ordered mediation to determine whether the case can be settled. No time deadline on the mediation and no trial date have been set for the case, in the event the case cannot be settled.

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

                                                                               Age
                                                                               ---

JOHN J. SMITH, Chairman of the Board, Chief Executive Officer and Director      88

DAVID W. HOCKENBROCHT, President, Chief Operating Officer and Director          65

RICHARD L. LANGLEY, Vice President-Treasurer                                    55

R. JAN APPEL, Vice President, Secretary and General Counsel                     54

RICHARD D. MICO, Vice President and General Manager of Sparton Technology, Inc. 70

DOUGLAS E. JOHNSON, Vice President and General Manager of Sparton Electronics   52

MICHAEL G. WOODS, Vice President since August 1999, and General Manager of      41
        Sparton of Canada, Ltd. since November 1998.  Prior to that date,
        Mr. Woods held varying positions including Controller and Director of
        Electronics Manufacturing Services for Sparton of Canada.

DEBORAH G. BROWN, Chief Information Officer since February 2000. Prior to coming   46
        to Sparton, Ms. Brown held varying positions including Software
        Engineer/Project Manager for Unigraphics Solutions from December 1999 to
        February 2000, Consultant for Herold Information Systems from March 1999 to December 1999 and Project Manager for Northrop Grumman from February
        1985 to September 1998.

ALAN J. HOUGHTALING, Vice President-Director Business Development since May        43
        2000. Prior to that date, Mr. Houghtaling held varying positions including Director of Business Development ECM, Division Director of
        Business Development and Director of ECM Business for Sparton.

STEPHANIE A. MARTIN, Vice President Corporate Materials, Acquisitions and          44
        Logistics since May 2000. Prior to that date, Ms. Martin held varying positions including Director Corporate Materials Acquisition and
        Logistics for Sparton Electronics since October 1996, and Director of
        Materials for Power Guard, a division of Antec, a Telecommunications
        Manufacturer, from May 1994 to October 1996.

There are no family relationships among the persons named above. All officers are elected annually and serve at the discretion of the Board of Directors.

PART II
-------

Item 5. Market for the Registrant's Common Equity and Related Stockholder
------- -----------------------------------------------------------------
Matters
-------

Information with respect to the market for the Company's stock, including stock prices, stock exchange and number of shareowners, and quarterly dividends for the two-year period ended June 30, 2000, is included under "Financial Highlights" on page 1 of the Annual Report and is included in Exhibit 13 filed herewith.

Item 6. Selected Financial Data
------- -----------------------

The "Selected Financial Data" on page 30 of Exhibit 13 filed hereunder is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
------- -----------------------------------------------------------------------
of Operations
-------------

"Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 31 of Exhibit 13 filed hereunder is incorporated herein by reference.

Item 7.(a) Qualitative and Quantitative Disclosures About Market Risk
---------- ----------------------------------------------------------

"Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Exposure" on page 33 of Exhibit 13 filed hereunder is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data
------- -------------------------------------------

The consolidated financial statements of Sparton Corporation and Subsidiaries and "Report of Independent Auditors" are included on pages 18-29 and 22, respectfully, in Exhibit 13 filed hereunder and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and
------- ---------------------------------------------------------------
Financial Disclosure
--------------------

        None.

PART III
--------

Item 10. Directors and Executive Officers of the Registrant
-------- --------------------------------------------------

Information with respect to directors is included in the Proxy Statement under "Election of Directors" and is incorporated herein by reference. Information concerning the executive officers is included in Part I on page 6.

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

PART IV
-------

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------- ---------------------------------------------------------------

(a) The following financial statements are filed as part of this report on Form 10-K:

The following Consolidated Financial Statements of Sparton Corporation and Subsidiaries and Report of Independent Auditors, included on Pages 18-29 and 22, respectfully, of Exhibit 13 filed hereunder are incorporated by reference in
Item 8.

                                                                            Page Reference
                                                                             Annual Report
                                                                            to Shareowners
                                                                            --------------

Data from the 2000 Annual Report to Shareowners of Sparton Corporation:

        Consolidated balance sheets at June 30, 2000 and 1999                    18 - 19

        For the years ended June 30, 2000, 1999 and 1998:

            Consolidated statements of operations                                20

            Consolidated statements of cash flows                                21

            Consolidated statements of shareowners' equity                       22

            Notes to consolidated financial statements                           23 - 29

            Report of Independent Auditors                                       22

        Financial Statement Schedules

            All prescribed schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

    (b) Reports on Form 8-K

           No reports on Form 8-K were required to be filed for the three months ended June 30, 2000.

    (c) Exhibits

        See Exhibit Index on page 12.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SPARTON CORPORATION

Date: September 22, 2000            By: /s/ Richard L. Langley
------------------------            --------------------------

                                    Richard L. Langley, Vice President-Treasurer
                                    (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   Signature and Title                              Date

By /s/ John J. Smith                                          August 25, 2000
-----------------------------------------------------         ---------------
        John J. Smith, Chairman of the Board
          of Directors and Chief Executive Officer

By /s/ David W. Hockenbrocht                                  August 25, 2000
-----------------------------------------------------         ---------------
        David W. Hockenbrocht, President,
          Chief Operating Officer and Director

By /s/ James N. DeBoer                                        August 25, 2000
-----------------------------------------------------         ---------------
        James N. DeBoer, Director

By /s/ Robert J. Kirk                                         August 25, 2000
-----------------------------------------------------         ---------------
        Robert J. Kirk, Director

By /s/ William I. Noecker                                     August 25, 2000
-----------------------------------------------------         ---------------
        William I. Noecker, Director

By /s/ Rory B. Riggs                                          August 25, 2000
-----------------------------------------------------         ---------------
        Rory B. Riggs, Director

By /s/ W. Peter Slusser                                       August 25, 2000
-----------------------------------------------------         ---------------
        W. Peter Slusser, Director

By /s/ Bradley O. Smith                                       August 25, 2000
-----------------------------------------------------         ---------------
        Bradley O. Smith, Director

Exhibit Index
-------------

   3 and 4 Articles of Incorporation of the Registrant were filed with Form 10-K for the year ended June 30, 1981, and an amendment thereto was filed with Form 10-Q for the three-month period ended September 30, 1983, and are incorporated herein by reference.

               Bylaws of the Registrant were filed with Form 10-K for the year ended June 30, 1981, and are incorporated herein by reference.

               Code of Regulations of the Registrant were filed with Form 10-K for the year ended June 30, 1981, and an amendment thereto was filed with Form 10-Q for the three-month period ended September 30, 1982, and are incorporated herein by reference.

   10 The employment agreement with John J. Smith was filed with Form 10-Q for the quarter ended September 30, 1994, and an amendment and extension of the employment agreement thereto was filed with Form 10-K for the year ended June 30, 1998, and are incorporated herein by reference.

   13 Portions of the 2000 Annual Report to Shareowners (filed herewith and attached).

   22          Subsidiaries (filed herewith and attached).

   23          Consent of independent auditors (filed herewith and attached).

   27 Financial data schedule, submitted to the Securities and Exchange Commission for its information.