Form 10-Q
period 2000-09-30
SPARTON CORP
filed 2000-11-09
CIK 92679

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE PERIOD ENDED    September 30, 2000
                                   -------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD From _____________ to ___________

Commission File number 1-1000
                      --------

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

                             2400 East Ganson Street
                             Jackson, Michigan 49202
                     ---------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (517) 787- 8600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $1.25 Par Value - 7,828,090 shares as of October 31, 2000.

                                       INDEX

                     SPARTON CORPORATION AND SUBSIDIARIES

Part I.  Financial Information

   Item 1.  Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets -
             September 30 and June 30, 2000                                3

             Condensed Consolidated Statements of Operations -
             Three-Month Periods ended September 30, 2000 and 1999         4

             Condensed Consolidated Statements of Cash Flows -
             Three-Month Periods ended September 30, 2000 and 1999         5

             Notes to Condensed Consolidated Financial Statements          6

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           8

Part II.  Other Information

    Item 1.  Legal Proceedings                                            10

    Item 6.  Exhibits and Reports on Form 8-K                             12

Signatures                                                                12


                                                SPARTON CORPORATION AND SUBSIDIARIES
                                          Condensed Consolidated Balance Sheets (Unaudited)
                                                   September 30 and June 30, 2000

                                                                          September 30                June 30
                                                                          -------------            -------------

ASSETS
Current assets:
  Cash and cash equivalents                                               $  10,196,343            $   5,052,405
  Investment securities                                                       2,052,913                4,643,704
  Income taxes recoverable                                                    1,016,640                  483,598
  Accounts receivable                                                        16,776,725               20,677,281
  Inventories and costs on contracts in progress,
    less progress payments $7,699,000 at September 30
    ($3,309,000 at June 30)                                                  50,807,112               51,189,623
  Prepaid expenses                                                            3,383,644                4,295,496
                                                                          -------------            -------------
     Total current assets                                                    84,233,377               86,342,107

Deferred income taxes                                                           304,800                  304,800
Other assets                                                                 10,899,440               10,922,299
Property, plant and equipment - net                                          11,396,201               11,407,030
                                                                          -------------            -------------
       Total assets                                                       $ 106,833,818            $ 108,976,236
                                                                          =============            =============

LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
  Accounts payable                                                        $  12,164,252            $  14,251,023
  Salaries and wages                                                          3,237,922                3,145,222
  Accrued liabilities                                                         5,021,974                4,167,288
                                                                          -------------            -------------
     Total current liabilities                                               20,424,148               21,563,533

Environmental remediation                                                     8,335,553                8,335,553

Shareowners' equity:
  Common stock - 7,828,090 shares outstanding at September 30
     and June 30 after deducting 106,622 shares in treasury                   9,785,113                9,785,113
  Capital in excess of par value                                                494,427                  494,427
  Accumulated other comprehensive loss                                           (2,000)                (108,014)
  Retained earnings                                                          67,796,577               68,905,624
                                                                          -------------            -------------
      Total shareowners' equity                                              78,074,117               79,077,150
                                                                          -------------            -------------
       Total liabilities and shareowners' equity                          $ 106,833,818            $ 108,976,236
                                                                          =============            =============

SEE ACCOMPANYING NOTES.


                                                SPARTON CORPORATION AND SUBSIDIARIES
                                     Condensed Consolidated Statements of Operations (Unaudited)
                                    For the Three-Month Periods ended September 30, 2000 and 1999

                                                                        Three-Month Periods
                                                             ----------------------------------------
                                                                 2000                        1999
                                                             ------------                ------------

Net sales                                                     $42,682,312                 $34,473,957
Costs and expenses                                             44,333,844                  35,022,265
                                                             ------------                ------------
                                                               (1,651,532)                   (548,308)
Other income (expenses):
   Interest and investment income                                  78,816                     253,065
   Other - net                                                   (187,331)                    416,411
                                                             ------------                ------------

Income (loss) before income taxes                              (1,760,047)                    121,168

Provision (credit) for income taxes                              (651,000)                     45,000
                                                             ------------                ------------

Net income (loss)                                             $(1,109,047)                    $76,168
                                                             ============                ============

Basic and diluted earnings (loss) per share                         $(.14)                       $.01
                                                             ============                ============

Dividends                                                            $-0-                        $-0-
                                                             ============                ============

SEE ACCOMPANYING NOTES


                                SPARTON CORPORATION AND SUBSIDIARIES Condensed
                               Consolidated Statements of Cash Flows (Unaudited)
                         For the Three-Month Periods ended September 30, 2000 and 1999

                                                                               2000                   1999
                                                                          ------------            ------------

Cash flows provided (used) by operating activities:
    Income (loss) from continuing operations                              $ (1,109,047)           $     76,168
  Add noncash items affecting continuing operations:
    Depreciation                                                               502,818                 536,940
  Add (deduct) changes in operating assets and liabilities:
    Accounts receivable                                                      3,900,556              (3,284,862)
    Other                                                                    1,965,252               2,206,099
    Inventories                                                                382,511              (5,658,910)
    Income taxes recoverable                                                  (533,042)                 27,467
    Accounts payable                                                        (2,086,771)               (887,009)
    Deferred taxes                                                                  --                     500
                                                                          ------------            ------------
                                                                             3,022,277              (6,983,607)

Cash flows provided (used) by investing activities:
    Sales of investment securities-net                                       2,590,791               7,140,385
    Noncurrent other assets                                                     22,859                 411,807
    Purchases of property, plant and equipment-net                            (491,989)               (410,698)
                                                                          ------------            ------------
                                                                             2,121,661               7,141,494
                                                                          ------------            ------------

Increase in cash and cash equivalents                                        5,143,938                 157,887

Cash and cash equivalents at beginning of period                             5,052,405               4,165,758
                                                                          ------------            ------------

Cash and cash equivalents at end of period                                $ 10,196,343            $  4,323,645
                                                                          ============            ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:

    Income taxes                                                          $     19,000            $     23,000
                                                                          ============            ============

    Interest expense                                                      $    -0-                $     -0-
                                                                          ============            ============

SEE ACCOMPANYING NOTES

                      SPARTON CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying condensed consolidated balance sheets at September 30, 2000, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended September 30, 2000 and 1999 are unaudited, but include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of such financial statements. The results of operations for the period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Inventories are valued at the lower of cost (first-in, first-out basis) or market and include costs related to long-term contracts. Inventories, other than contract costs, are principally raw materials and supplies. The following are the major classifications of inventory:

                                          September 30, 2000      June 30, 2000
                                          ------------------      -------------

   Raw materials                              $38,927,000         $42,419,000
   Work in process and finished goods          11,880,000           8,771,000
                                              -----------         -----------
          Total                               $50,807,000         $51,190,000
                                              ===========         ===========

3. Basic earnings per share were computed using the weighted average number of shares outstanding. For the three-month periods, average shares outstanding were 7,828,090 in both 2000 and 1999. Outstanding options to purchase shares of common stock for the three months ended September 30, 2000 and 1999, totaled 158,500 and 163,500, respectively, at various prices. These shares were excluded for the purposes of computing diluted earnings per share because the options exercise price was greater than the average market price of the common shares and therefore the effect would be anti-dilutive.

4. The reporting of comprehensive income requires disclosure of total non-shareowner changes in equity in interim periods and additional disclosures of the components of non-shareowner changes in equity on an annual basis. Total non-shareowner changes in equity includes all changes in equity during a period except those resulting from investments by and distributions to shareowners. Total comprehensive income for the three-month periods September 30, 2000 and 1999 was as follows:

                                                              Three Months Ended
                                                              ------------------
                                                             2000            1999
                                                             ----            ----

Net income (loss)                                       $(1,109,000)      $ 76,000
Other Comprehensive Income:
  Unrealized gains (losses) on investment securities        106,000        (22,000)
                                                        -----------       --------

Comprehensive income (loss)                             $(1,003,000)      $ 54,000
                                                        ===========       ========

Retained earnings includes accumulated other comprehensive loss of $2,000 and $108,000 at September 30, 2000, and June 30, 2000, respectively, which relates to unrealized losses on investments.

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

At September 30, 2000, the Company had net unrealized losses of $3,000. At that date, the net after-tax effect of these losses was $2,000 and included in equity. For the three months ended September 30, 2000 and 1999, the Company had sales of investment securities totaling $2,600,000 and $7,100,000, respectively. There were no purchases of investment securities in either period.

6. One of Sparton's facilities, located in Albuquerque, New Mexico, has been the subject of ongoing investigations conducted with the United States Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). This EPA compliance issue involves an idled facility now leased to others. The investigation began in the early 1980s and involved a review of on-site and off-site environmental impacts.

At September 30, 2000, Sparton has a remaining accrual of $9,118,000 as its estimate of the future undiscounted minimum financial liability for remediation. Cash expenditures for remediation activities are expected to be incurred over the next thirty years. The accrual reflects the Company's estimate of the minimum amount it will incur under the agreed upon work plans. The Company's cost estimate is based upon existing technology and excludes legal and related consulting costs. The Company's estimate includes equipment and operating costs for on-site and off-site pump and treat containment systems, a soil vapor extraction program and continued on-site and off-site monitoring. It is based on existing methodology. Legal costs and related consulting costs are expensed as incurred.

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

Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be significantly affected by changes in costs associated with the ultimate resolution of this contingency.

Amounts charged to operations, principally legal and consulting, for the three months ended September 30, 2000 and 1999 were $201,000 and $102,000, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant events affecting the Company's earnings and financial condition during the periods included in the accompanying financial statements. The Company's operations are in one line of business, electronic manufacturing services (EMS). This includes the design, development and/or manufacture of electronic parts and assemblies for both government and commercial customers worldwide.

The Private Securities Litigation Reform Act of 1995 reflects Congress' determination that the disclosures of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by corporate management. The following discussion about the Company's results of operations and financial condition contains forward-looking statements that involve risk and uncertainty. The Company notes that a variety of factors could cause the actual results and experience to differ materially from anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, growth forecasts and results of the Company's business include, but are not limited to, timing and fluctuations in U.S. and/or world economies and in customer demand for products, competition in the overall EMS business, the availability and cost of materials, production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation. The Company began to encounter availability and extended lead time issues on some electronic components. Shortages on some key electronic components have resulted in higher prices. This shortage on some critical electronic components could impact the electronics industry, and Sparton specifically, for some time. Availability of components could adversely affect the Company's ability to meet customers' production schedules. In addition, the ability to recover increasing material costs from customers will be a factor in future operating results. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.

RESULTS OF OPERATIONS
---------------------

Sales for the three-month period ended September 30, 2000, were as expected and totaled $42,682,000, an increase of $8,208,000 (24%) over last year. Government EMS sales decreased 16% to $9,965,000. The decrease in Governmental EMS sales was mainly due to reduced production schedules pending the qualification of new sonobuoy designs. While lower than last year, Government EMS sales were higher than expected as shipments included several sonobuoy contracts which were not completed as of June 30, 2000 as originally planned. These contracts had incurred cost overruns last year and carried no gross margin. In the quarter, the Company qualified the design on one of two new sonobuoy programs and completed production on the problem-plagued sonobuoy program of last year. Commercial EMS sales increased 45% over last year. The growth in commercial EMS sales was mainly due to increasing sales from existing customers. Overall inventory levels had increased in previous periods in anticipation of this growth. Sales increased $6,850,000 at Sparton Electronics and $1,086,000 at Sparton Technology over last year for the three-month period. Revenues at Sparton of Canada were also above the corresponding period last year.

An operating loss of $1,652,000 was reported for the three months ended September 30, 2000, compared to an operating loss of $548,000 last year. Gross margins for the three months ended September 30, 2000, were reduced by $557,000 ($476,000 in 1999) due to still unresolved pricing issues on a major commercial EMS program. Additionally, $4,400,000 of government EMS sales were at zero margin in the first quarter of fiscal 2001. Operating results also include adverse manufacturing variances of $1,565,000 ($868,000 in 1999). In addition, included are charges against income related to the New Mexico environmental remediation effort, principally litigation, of $201,000 in 2000 and $102,000 in 1999. The total of the aforementioned three items increased costs by $2,323,000 ($1,446,000 in 1999), generating the loss reflected in the financial statements.

Interest and Investment Income declined $174,000 to $79,000 in 2000 due to lower average investments. Other Expense-Net was $187,000 in 2000 compared to Other Income-Net of $416,000 for the corresponding three-month period last year. In liquidating investments during the first quarter of fiscal 2001, the Company incurred a loss of $147,000. Included in 1999 Other Income-Net was a gain of $443,000 from the sale of equipment and other assets at the Canadian operating unit. The Company reported net loss of $1,109,000 ($.14 per share) for the three months ended September 30, 2000, compared to a net income of $76,000 ($.01 per share) for the corresponding period last year.

FINANCIAL POSITION
------------------

For the three-month period ended September 30, 2000, Cash and Cash Equivalents increased $5,144,000 to $10,196,000. Operating activities provided $3,022,000 in net cash flows. The principal source of cash flow from operating activities was a decline in accounts receivables. The principal use of cash flow from operating activities was a reduction in accounts payable. Cash flows provided by investing activities totaled $2,122,000, principally from the sale of investments. The Company will continue to strategically invest in additional property, plant and equipment to accommodate growth in the EMS business. No cash was used or provided by financing activities.

The Company's market risk exposure to foreign currency exchange and interest rates are not considered to be material principally due to short term investments and minimal receivables and payables designated in foreign currency.

At September 30, 2000 and June 30, 2000, the aggregate government EMS backlog was approximately $63 million and $64 million, respectively. A majority of the 2000 backlog is expected to be realized in the next 12-15 months. Commercial EMS sales are not included in the backlog. The Company does not believe the amount of commercial sales covered by firm purchase orders is a meaningful measure of future sales, as such orders may be rescheduled or cancelled without significant penalty.

No dividends were declared in either period presented. At September 30, 2000, the Company had $78,074,000 in recorded shareowners' equity ($9.97 per share), $63,809,000 in working capital, and a 4.12:1.00 working capital ratio.

OTHER
-----

One of Sparton's facilities, located in Albuquerque, New Mexico, has been the subject of ongoing investigations conducted with the United States Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). This EPA compliance issue involves an idled facility now leased to others. The investigation began in the early 1980s and involved a review of on-site and off-site environmental impacts.

At September 30, 2000, Sparton has a remaining accrual of $9,118,000 as its estimate of the future undiscounted minimum financial liability for remediation. Cash expenditures for remediation activities are expected to be incurred over the next thirty years. The accrual reflects the Company's estimate of the minimum amount it will incur under the agreed upon work plans. The Company's cost estimate is based upon existing technology and excludes legal and related consulting costs. The Company's estimate includes equipment and operating costs for on-site and off-site pump and treat containment systems, a soil vapor extraction program and continued on-site and off-site monitoring. It is based on existing methodology. Legal costs and related consulting costs are expensed as incurred.

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

Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be significantly affected by changes in costs associated with the ultimate resolution of this contingency.

Amounts charged to operations, principally legal and consulting, for the three months ended September 30, 2000 and 1999 were $201,000 and $102,000, respectively.

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

On March 3, 2000, a Consent Decree was entered, settling the lawsuits as well as a related administrative enforcement action. The Consent Decree represents a judicially enforceable settlement agreement under which Sparton Technology has paid $1,000,000 to resolve claims for damages to natural resources, $475,000 to resolve claims for civil penalties for alleged violations of state law and an order entered in the related administrative enforcement action, and $200,000 for reimbursement of the litigation costs of certain plaintiffs. The Consent Decree also contains work plans describing remedial activity Sparton Technology agreed to undertake. In exchange for the monetary payment and an agreement to implement the work plans, Sparton Technology received covenants not to sue that, except in fairly extraordinary circumstances, prevent any further administrative or judicial action by state and federal entities in connection with the impacts to the environment associated with past activities at the Coors Road facility.

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

Upon entering into the Consent Decree, the Company reviewed its estimates of the future costs expected to be incurred in connection with its remediation of the environmental issues associated with its Coors Road Plant over the next 30 years. The Company increased its accrual for the cost of addressing environmental impacts associated with its Coors Road Plant by $10,000,000, pre-tax, in December 1999. At September 30, 2000, the remaining undiscounted minimum accrual for EPA remediation approximates $9,118,000. This balance is after payment of the $1,675,000 in costs and damages, described above, payable to the various plaintiff parties, which amount was paid in March 2000. The Company's estimate is based upon existing technology and current costs which have not been discounted. The estimate includes equipment and operating and maintenance costs for the on-site and off-site pump and treat containment systems, a soil vapor extraction program and continued on-site and off-site monitoring. It also includes the required periodic reporting requirements. This estimate does not include legal and related consulting costs which are expensed as incurred. The estimate does not reflect any offset or reduction for monies recovered from various parties which the Company is currently pursuing as described below.

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

      (b)  Reports on Form 8-K filed in the First Quarter of Fiscal 2001:

                     On October 23, 2000, the Company filed a Form 8-K regarding a published newspaper article.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SPARTON CORPORATION
                                 -------------------
                                 Registrant


Date:   November 10, 2000        /s/ David W. Hockenbrocht
                                 ---------------------------------------------
                                 David W. Hockenbrocht, CEO and President

Date:   November 10, 2000        /s/ Richard Langley
                                 ---------------------------------------------
                                 Richard Langley, Principal Financial Officer