Form 10-Q
period 2000-12-31
SPARTON CORP
filed 2001-02-09
CIK 92679

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED DECEMBER 31, 2000.

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD From __________ to __________

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

Common Stock, $1.25 Par Value - 7,648,090 shares as of January 31, 2001.

                                       INDEX

                     SPARTON CORPORATION AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets - December 31 and June 30, 2000.                      3

             Condensed Consolidated Statements of Operations - Three-Month and Six-Month
             Periods ended December 31, 2000 and 1999.                                                   4

             Condensed Consolidated Statements of Cash Flows - Six-Month Periods ended
             December 31, 2000 and 1999.                                                                 5

             Notes to Condensed Consolidated Financial Statements                                        6

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations       8

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                                                          11

    Item 6.  Exhibits and Reports on Form 8-K                                                           13

    Signatures                                                                                          13

    Attachment



                                        SPARTON CORPORATION AND SUBSIDIARIES
                                   Condensed Consolidated Balance Sheets (Unaudited)
                                             December 31 and June 30, 2000

                                                                              December 31           June 30
                                                                              -----------           -------
Assets
Current assets:
  Cash and cash equivalents                                                  $  12,141,186      $   5,052,405
  Investment securities                                                          1,215,769          4,643,704
  Income taxes recoverable                                                         623,665            483,598
  Accounts receivable                                                           20,217,651         20,677,281
  Inventories and costs on contracts in progress, less progress payments
    of $11,103,000 at December 31 ($3,309,000 at June 30)                       48,104,622         51,189,623
  Prepaid expenses                                                               3,411,734          4,295,496
                                                                             -------------      -------------
   Total current assets                                                         85,714,627         86,342,107

  Deferred income taxes                                                            304,800            304,800
  Other assets                                                                  10,509,411         10,922,299
  Property, plant and equipment - net                                           10,938,509         11,407,030
                                                                             -------------      -------------
     Total assets                                                            $ 107,467,347      $ 108,976,236
                                                                             =============      =============

Liabilities and Shareowners' Equity
Current liabilities:
  Accounts payable                                                           $  13,077,980      $  14,251,023
  Salaries and wages                                                             2,084,492          3,145,222
  Accrued liabilities                                                            5,142,678          4,167,288
                                                                             -------------      -------------
   Total current liabilities                                                    20,305,150         21,563,533

Environmental remediation                                                        8,335,553          8,335,553

Shareowners' equity:
  Common stock - 7,828,090 shares outstanding at December 31 and
    June 30 after deducting 106,622 shares in treasury                           9,785,113          9,785,113
  Capital in excess of par value                                                   494,427            494,427
  Accumulated other comprehensive loss                                                 (23)          (108,014)
  Retained earnings                                                             68,547,127         68,905,624
                                                                             -------------      -------------
   Total shareowners' equity                                                    78,826,644         79,077,150
                                                                             -------------      -------------
     Total liabilities and shareowners' equity                               $ 107,467,347      $ 108,976,236
                                                                             =============      =============



SEE ACCOMPANYING NOTES


                                     SPARTON CORPORATION AND SUBSIDIARIES
                         Condensed Consolidated Statements of Operations (Unaudited)
                For the Three-Month and Six-Month Periods ended December 31, 2000 and 1999


                                                    Three-Month Periods                Six-Month Periods
                                                 ----------------------------     ----------------------------
                                                    2000            1999              2000            1999
                                                 -----------     ------------     ------------    ------------
Net sales                                       $ 46,556,366     $ 36,737,575     $ 89,238,678    $ 71,211,532
Costs and expenses                                45,495,135       48,860,868       89,828,979      83,883,133
                                                ------------     ------------     ------------    ------------
                                                   1,061,231      (12,123,293)        (590,301)    (12,671,601)

Other income (expenses):
  Interest and investment income                     149,436          166,291          228,252         419,356
  Other - net                                        (19,117)          11,364         (206,448)        427,775
                                                ------------     ------------     ------------    ------------

Income (loss) before income taxes                  1,191,550      (11,945,638)        (568,497)    (11,824,470)

Provision (credit) for income taxes                  441,000       (4,420,000)        (210,000)     (4,375,000)
                                                ------------     ------------     ------------    ------------

   Net income (loss)                            $    750,550     $ (7,525,638)    $   (358,497)   $  7,449,470)
                                                ============     ============     ============    ============

Basic and diluted earnings (loss) per share             $.09            $(.96)          $ (.05)         $ (.95)
                                                        ====            =====           ======          ======
Dividends                                               $-0-            $ -0-           $  -0-          $  -0-
                                                        ====            =====           ======          ======

SEE ACCOMPANYING NOTES


                                     SPARTON CORPORATION AND SUBSIDIARIES
                          Condensed Consolidated Statements of Cash Flows (Unaudited)
                          For the Six-Month Periods ended December 31, 2000 and 1999

                                                                      2000                 1999
                                                                 -------------        -------------
Cash flows (used) provided by operating activities:
  Loss from continuing operations                                $   (358,497)        $ (7,449,470)

Add noncash items affecting operations:
  Depreciation                                                      1,003,567            1,076,530
  Environmental charge                                                     --           10,000,000
  Deferred income taxes                                                    --           (3,431,000)

Add (deduct) changes in operating assets and liabilities:
  Inventories                                                       3,085,001           (6,436,933)
  Other accrued liabilites                                            906,413            1,498,963
  Accounts receivable                                                 459,630           (5,744,347)
  Income taxes                                                       (140,067)            (339,757)
  Accounts payable                                                 (1,173,043)            (138,935)
                                                                 ------------         ------------
   Net cash (used) provided by operating activities                 3,783,004          (10,964,949)

Cash flows (used) provided by investing activities:
  Sales of investment securities-net                                3,427,935           11,243,984
  Noncurrent other assets                                             412,888              444,480
  Purchases of property, plant and equipment-net                     (535,046)          (1,230,107)
                                                                 ------------         ------------
                                                                    3,305,777           10,458,357
                                                                 ------------         ------------
Increase (decrease) in cash and cash equivalents                    7,088,781             (506,592)
Cash and cash equivalents at beginning of period                    5,052,405            4,165,758
                                                                 ------------         ------------

Cash and cash equivalents at end of period                       $ 12,141,186         $  3,659,166
                                                                 ============         ============
Supplemental disclosures of cash flow information:
  Cash paid (refunded) during the period

   Income taxes paid                                             $     75,000         $     65,000
                                                                 ============         ============
   Income taxes refunded                                                $ -0-         $   (673,000)
                                                                 ============         ============

SEE ACCOMPANYING NOTES

                      SPARTON CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying condensed consolidated balance sheet at December 31, 2000, and the related condensed consolidated statements of operations for the three-month and six-month periods ended December 31, 2000 and 1999 and cash flows for the six-month periods ended December 31, 2000 and 1999 are unaudited, but include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of such financial statements. The results of operations for the period ended December 31, 2000, are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Inventories are valued at the lower of cost (first-in, first-out basis) or market and include costs related to long-term contracts. Inventories, other than contract costs, are principally raw materials and supplies. The following are the major classifications of inventory:

                                          December 31, 2000     June 30, 2000
                                          -----------------     -------------

   Raw materials                              $37,435,000         $42,419,000
   Work in process and finished goods          10,670,000           8,771,000
                                              -----------         -----------
          Total                               $48,105,000         $51,190,000
                                              ===========         ===========

3. Basic earnings per share were computed using the weighted average number of shares outstanding. For the three-month and six-month periods, average shares outstanding were 7,828,090 for all periods presented. Differences in the weighted average number of shares outstanding for purposes of computing diluted earnings per share were due to the inclusion of the dilutive effect of outstanding employee incentive stock options granted of 149,000 shares, at prices ranging from $3.750 to $4.250. These differences in the weighted average number of shares outstanding for the calculation of basic and diluted earnings per share were not material and resulted in no differences between basic and diluted earnings per share. Options to purchase 32,000 shares at $6.625 and 116,500 shares at $8.375 for the three months and six months ended December 31, 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares and therefore the effect would be anti-dilutive.

4. Comprehensive income includes net income, as well as unrealized gains and losses which are excluded from net income; and reflected as a direct charge or credit to stockholders' equity. A summary of comprehensive income for the three-month and six-month periods ending December 31, 2000 and 1999 was as follows:


                                                           Three Months Ended            Six Months Ended
                                                        ------------------------      ------------------------
                                                          2000           1999            2000         1999
                                                          ----           ----            ----         ----

Net income (loss)                                       $751,000     $(7,526,000)     $(358,000)   $(7,449,000)
Other Comprehensive Income:
  Unrealized gains (losses) on investment securities       2,000         (20,000)       108,000        (42,000)
                                                        --------     -----------      ---------    -----------
Comprehensive income (loss)                             $753,000     $(7,546,000)     $(250,000)   $(7,491,000)
                                                        ========     ===========      =========    ===========

5. Cash and cash equivalents consist of demand deposits and highly liquid investments with an original maturity date of less than three months. A large majority of the investment portfolio has an original maturity date of less than two years and a daily market exists for all the investment securities. The Company believes that the impact of fluctuations in interest rates on its investment portfolio should not have a material impact on financial position or results of operations. It is the Company's intention to use these investment securities to provide working capital and to otherwise fund the expansion of its business.

At December 31, 2000, the Company had net unrealized losses of $36. At that date, the net after-tax effect of these losses was $23 and was included in equity. For the six months ended December 31, 2000 and 1999, the Company had sales of investment securities totaling $3,428,000 and $11,244,000, respectively. There were no purchases of investment securities in either period.

6. One of Sparton's facilities, located in Albuquerque, New Mexico, has been the subject of ongoing investigations conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). The investigation began in the early 1980's and involved a review of on-site and off-site environmental impacts.

At December 31, 2000, Sparton has an accrual of $9,000,000 as its estimate of the future undiscounted minimum financial liability with respect to this matter. The Company's cost estimate is based upon existing technology and excludes legal and related consulting costs. The Company's estimate includes equipment and operating costs for on-site and off-site pump and treat containment systems, a soil vapor extraction program and continued on-site and off-site monitoring. This estimate is based on existing methodology. Legal and related consulting costs are expensed as incurred.

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

7. Deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of assets and liabilities. Accrued environmental contingencies are a significant component of the Company's deferred tax assets.

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

The Private Securities Litigation Reform Act of 1995 reflects Congress' determination that the disclosures of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by corporate management. The following discussion about the Company's results of operations and financial condition contains forward-looking statements that involve risk and uncertainty. The Company notes that a variety of factors could cause the actual results and experience to differ materially from anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, growth forecasts and results of the Company's business include, but are not limited to, timing and fluctuations in U.S. and/or world economies and in customer demand for products, competition in the overall EMS business, the availability and cost of materials, production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation. The Company has encountered availability and extended lead time issues on some electronic components. Shortages on some key electronic components have resulted in higher prices. This shortage on some critical electronic components could impact the electronics industry, and Sparton specifically, for some time. Availability of components could adversely affect the Company's ability to meet customers' production schedules. In addition, the ability to recover increasing material costs from customers will be a factor in future operating results. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.

RESULTS OF OPERATIONS
---------------------

Six-Month Periods
-----------------

Sales for the six-month period totaled $89,239,000, and while lower than expected, were above last year by $18,027,000 (25%). Overall commercial EMS sales increased (43%), while governmental sales decreased (11%). This sales improvement came in general from existing customers. Government sales include shipments on several government contracts expected to ship last year. These sonobuoy shipments increased reported sales but carried no gross margin, due to incurred cost overruns in the prior year. While substantially above last year, sales were still below plan due to technical and production delays on several government EMS programs.

An operating loss of $590,000 was reported for the six months ended December 31, 2000, compared to an operating loss of $12,672,000 for the same period last year. In December 2000, the Company finalized negotiations with a customer to recover excess program startup costs previously incurred. The amount recovered, $1.9 million, was recorded in the quarter ended December 31, 2000, as additional revenue. Also, included in these results were charges against income of $677,000 in 2000 and $10,487,000 in 1999 related to the New Mexico environmental remediation effort. The prior estimates of future minimum costs were revised as of December 31, 1999, to reflect the remediation activities contained in the Consent Decree executed and lodged with the Court in January 2000. The accrual approximated $11,300,000 at December 31, 1999 and included $1,675,000 for fines, penalties, and litigation reimbursement costs to various governmental entities. The remainder of the $11,300,000 was intended to cover minimum anticipated remediation costs for the next thirty years. The operations' results also reflect adverse manufacturing variances of $3,862,000 ($1,291,000 in 1999). The reason for these higher variances include: an increase in material acquisition costs, increased lease costs due to the new equipment acquired, additional depreciation due to remodeling in the past year, and smaller than expected production at one facility due to program delays. Additionally, gross margin for the six months ended December 31, 1999, reflects a charge of $1,158,000 due to revisions in estimated completion costs on certain governmental contracts.

Interest and Investment Income declined $191,000 to $228,000 in 2000 due to lower average investments. Other Expense-Net was $206,000 in 2000 compared to Other Income-Net of $428,000 for the corresponding six-month period last year. In liquidating investments during the first quarter of fiscal 2001, the Company incurred a loss of $147,000. Included within 1999 Other Income-Net was a gain of $443,000 from the sale of equipment and other assets at the Canadian operating unit. The Company reported a net loss of $358,000 ($.05 per share) for the six months ended December 31, 2000, compared to a net loss of $7,449,000 ($(.95) per share) for the corresponding period last year.

Three-Month Periods
-------------------

Sales for the three-month period ended December 31, 2000, totaled $46,556,000, an increase of $9,819,000 (27%) from the similar quarter last year. Commercial EMS sales increased $10,470,000, while government sales decreased $651,000. Sales increased $7,097,000 at Sparton Electronics. The increase in commercial EMS sales generally reflects increased demand from our existing customer base. Sales to two existing customers increased by $2 million and $2.5 million, respectively, over the same quarter last year. Government EMS sales were lower than expected due to delays in the qualification of two major sonobuoy programs. Revenues at Sparton Technology and Sparton of Canada were also above the corresponding period last year.

An operating profit of $1,061,000 was reported for the three months ended December 31, 2000, compared to an operating loss of $12,123,000 for the same period last year. In December 2000, the Company finalized negotiations with a customer to recover excess program startup costs previously incurred. The amount recovered, $1.9 million, was recorded in the quarter ended December 31, 2000, as additional revenue. Charges against income include $476,000 in 2000 and $10,385,000 in 1999, related to the New Mexico environmental remediation effort, discussed previously. Also reflected were adverse manufacturing variances of $2,297,000 ($432,000 in 1999) for reasons previously discussed.

Interest and Investment Income declined $17,000 to $149,000 in 2000 due to lower average investments. Other Expense-Net was $19,000 in 2000 compared to Other Income-Net of $11,000 for the corresponding three-month period last year.

The Company reported a net profit of $751,000 ($.09 per share) for the three months ended December 31, 2000, compared to net loss of $7,526,000 ($(.96) per share) for the corresponding period last year.

FINANCIAL POSITION
------------------

For the six-month period ended December 31, 2000, Cash and Cash Equivalents increased $7,089,000 to $12,141,000. Operating activities provided $3,783,000 in net cash flows. The principal source of cash flow from operating activities was a reduction in inventories. Cash flows provided by investing activities totaled $3,306,000, principally from the sale of investments. No cash was used or provided by financing activities.

At December 31, 2000, and June 30, 2000, the aggregate government EMS backlog was approximately $53 million and $64 million, respectively. A majority of the 2000 backlog is expected to be realized in the next 12-15 months. Commercial EMS sales are not included in the backlog. The Company does not believe the amount of commercial sales covered by purchase orders received is a meaningful measure of future sales, as such orders may be rescheduled or cancelled without significant penalty.

At December 31, 2000, the Company had $78,827,000 in recorded shareowners' equity ($10.07 per share), $65,409,000 in working capital, and a 4.22:1.00 working capital ratio. No dividends were declared in either period presented.

OTHER
-----

One of Sparton's facilities, located in Albuquerque, New Mexico, has been the subject of ongoing investigations conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). The investigation began in the early 1980's and involved a review of on-site and off-site environmental impacts.

At December 31, 2000, Sparton has an accrual of $9,000,000 as its estimate of the future undiscounted minimum financial liability with respect to this matter. The Company's cost estimate is based upon existing technology and excludes legal and related consulting costs. The Company's estimate includes equipment and operating costs for on-site and off-site pump and treat containment systems, a soil vapor extraction program and continued on-site and off-site monitoring. This estimate is based on existing methodology. Legal and related consulting costs are expensed as incurred.

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

The work plans provide for the installation of an off-site containment well (already completed and operating), enhancement to an on-site soil vapor extraction system (in operation) and an on-site containment well. It is anticipated that these remediation activities will operate for a period of time during which Sparton Technology and the regulatory agencies will analyze their effectiveness. The Company believes that it will take at least three to five years before the effectiveness of the groundwater extraction wells can be established. If ineffective, additional remedies may be imposed at a significantly increased cost. There is no assurance that additional costs greater than the amount accrued will not be incurred or that changes in environmental laws or their interpretation will not require that additional amounts be spent.

Upon entering into the Consent Decree, the Company reviewed its estimates of the future costs expected to be incurred in connection with its remediation of the environmental issues associated with its Coors Road Plant over the next 30 years. The Company increased its accrual for the cost of addressing environmental impacts associated with its Coors Road Plant by $10,000,000, pre-tax, in December 1999. At December 31, 2000, the remaining undiscounted minimum accrual for EPA remediation approximates $9,000,000. This balance is after payment of the $1,675,000 in costs and damages, described above, payable to the various plaintiff parties, which amount was paid in March 2000. The Company's estimate is based upon existing technology and current costs which have not been discounted. The estimate includes equipment and operating and maintenance costs for the on-site and off-site pump and treat containment systems, a soil vapor extraction program and continued on-site and off-site monitoring. It also includes the required periodic reporting requirements. This estimate does not include legal and related consulting costs which are expensed as incurred. The estimate does not reflect any offset or reduction for monies recovered from various parties which the Company is currently pursuing as described below.

In 1995 Sparton Corporation and Sparton Technology, Inc. filed a Complaint in the Circuit Court of Cook County, Illinois, against Lumbermens Mutual Casualty Company and American Manufacturers Mutual Insurance Company demanding reimbursement of expenses incurred in connection with its remediation efforts at the Coors Road facility based on various primary and excess comprehensive general liability policies in effect between 1959 and 1975. In 1999 the Complaint was amended to add various other excess insurers, including certain London market insurers and Fireman's Fund Insurance Company. The case is currently in the discovery stage, with discovery currently set to close on April 30, 2001.

On February 11, 1998, Sparton Technology, Inc. commenced litigation in the United States Court of Federal Claims alleging that the Department of Energy
(DOE), acting through its contractors, Sandia Corporation and Allied Signal, Inc., is liable for reimbursement of Sparton's costs incurred in defending against and complying with federal and state regulatory requirements. The DOE prescribed certain mandatory performance requirements that were then imposed upon Sparton Technology through its agreements with Sandia Corporation and Allied Signal, Inc. On February 9, 1999, the Court of Federal Claims dismissed Sparton Technology's complaint on the basis of a lack of jurisdiction concluding that an agency relationship did not exist between Sandia Corporation and Allied Signal, Inc. and the United States for purposes of reimbursing costs incurred during litigation. Sparton Technology believed that the court erred in its decision and filed its notice of appeal on April 9, 1999. On April 18, 2000, the Federal Circuit Court reversed the lower court's decision and reinstated Sparton Technology's claim for purposes of examining whether the Court of Federal Claims does indeed have jurisdiction. Sparton Technology is now proceeding with discovery on the jurisdiction related issues.

Sparton Technology, Inc. filed a complaint on September 21, 1998, against Allied Signal, Inc. in U.S. District Court in Kansas City seeking to recover costs incurred to investigate and remediate impacts to the environment at its Coors Road facility. In July 1999, the Court allowed Sparton Technology to amend its complaint to add Sandia Corporation and the DOE as defendants. In March 2000, the case was transferred to the United States District Court in Albuquerque, New Mexico. Written discovery commenced, but was stayed on July 13, 2000, so that a court-ordered mediation could be conducted. That did not result in settlement, and on December 20, 2000, the Court entered a new discovery scheduling order that ends fact discovery in December 2001 and expert witness discovery in July 2002. Dispositive motions are due at that time. Trial is not yet scheduled, but normally takes place within six months of dispositive motions. Active discovery is now taking place.

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

              The amended By-Laws of the Registrant are filed herewith and attached.

              Code of Regulation of the Registrant was filed on Form 10-K for the year ended June 30, 1981, and an amendment thereto was filed on Form 10-Q for the three-month period ended September 30, 1982, and are incorporated herein by reference.

        27 Submitted to the Securities and Exchange Commission for its information.

     (b)  Reports on Form 8-K filed in the Second Quarter of Fiscal 2001: None



SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SPARTON CORPORATION
                                        -------------------
                                        Registrant

Date:   February 9, 2001                /s/ David W. Hockenbrocht
        ----------------                ----------------------------------------
                                        David W. Hockenbrocht, CEO and President

Date:   February 9, 2001                /s/ Richard Langley
        ----------------                ----------------------------------------
                                        Richard Langley, Chief Financial Officer

                                   ATTACHMENT

                               SPARTON CORPORATION

                                     BY-LAWS

                              MEETING OF DIRECTORS
                              --------------------

ARTICLE I A regular meeting of the Board of Directors shall be held immediately following the annual meeting of the shareholders at the place where such shareholders' meeting is held, and regular meetings of the Board of Directors shall also be held at such time and place, within or without the State of Ohio, as may be fixed by the Board of Directors.

                      Special meetings of the Board of Directors may be called at any time by the Chairman of the Board of Directors or by the President (on notice to each director as hereinafter provided) to be held at such time and place, within or without the State of Ohio, as shall be fixed by the officer calling the meeting, and special meetings shall be called by the Chairman of the Board of Directors or by the President (on notice to each director as hereinafter provided) on the written request of a majority of the members of the Executive Committee or of the Board of Directors, to be held at such time and place, within or without the State of Ohio, as shall be designated in such written request.

                      The Secretary of the Company shall give notice of the time and place of each regular or special meeting of the Board or mailing or telegraphing such notice to each director at least three (3) days, or telephoning such notice at lease two (2) days before the time fixed for such meeting, except the meeting following the annual shareholders' meeting, which meeting shall require no notice.

                      A majority of the directors then holding office shall be necessary to constitute a quorum for the transaction of business, provided, however, that the directors present at any directors' meeting, though less than such majority, may adjourn such meeting from time to time. No notice of any adjourned meeting need be given other than by announcement at the meeting at which such adjournment is taken.

                      Any action which may be authorized or taken at a meeting of the directors may be authorized or taken without a meeting in a writing or writings signed by all the directors, which writing or writings shall be filed with or entered upon the records of the corporation.

                               EXECUTIVE COMMITTEE
                               -------------------

ARTICLE II            An Executive Committee, to consist of not less than three
(3) nor more than five (5) directors, may be elected by the Board of Directors. The Board of Directors may appoint one or more directors as alternate members of the Executive Committee, who may take the place of any absent member or members at any meeting of the Committee. The Board of Directors shall have the power to remove from the Executive Committee at any time any member or members of said Committee and to elect another director or directors as a member or members of the Executive Committee in place of the person or persons so removed from the said Committee. The Executive Committee may act by the affirmative vote of a majority of its members at a meeting or may take any action without a meeting if such action is authorized by a writing (which may be in two or more counterparts) signed by all of its members. The Executive Committee shall have and exercise all the powers of the Board of Directors in the intervals between the meetings of the Board of Directors in the management of the business and affairs of the Company, including the right to authorize the seal of the Company to be affixed to all corporate papers which may require it, and generally shall perform such other duties and exercise such other powers as may be specifically directed or delegated to the Executive Committee by the Board from time to time.

                      The Executive Committee shall record full and complete the minutes of all its proceedings and acts and shall submit the same to the Board of Directors at the next succeeding meeting of the Board of Directors and shall submit the same at any other time to the Board of Directors or to any member thereof upon its or his request.

                      Vacancies in the Executive Committee shall be filled by the Board of Directors, provided that any such vacancy may be temporarily filled by an alternate member until filled by the Board of Directors.

                      The Executive Committee shall meet upon call of the Chairman of the Board of Directors or of the President or of a majority of the Executive Committee, provided, however, that notice of the time and place of such meeting shall be given by mailing or telegraphing such notice to each member of the Committee at least three (3) days or telephoning such notice to each member of the Committee at least two (2) days before the time fixed for such meeting. It shall be the duty of the Secretary of the Executive Committee to give such notice upon the request of the officer or members of the Executive Committee calling the meeting.

                      The meetings of the Executive Committee shall be held at such place, within or without the State of Ohio, as the Board of Directors or the Executive Committee or the President may designate.

                                    OFFICERS
                                    --------

ARTICLE III The Board of Directors shall annually elect a President, one or more Vice Presidents, a Secretary and a Treasurer, and may also annually elect a Chairman of the Board, one or more Assistant Secretaries and one or more Assistant Treasurers. The Board of Directors may further elect or appoint such other officers or agents as the Board of Directors may from time to time deem necessary who shall have such authority and perform such duties as may be prescribed by the Board of Directors. Each officer shall hold office until the next annual shareholders' meeting and until his successor is elected and qualified unless sooner removed by the Board of Directors, which the Board of Directors shall have power to do at any time, with or without cause, without prejudice to the contract rights of such officer.

                      The President shall have power to suspend or remove any officer of the Company, except the Chairman of the Board of Directors, subject to the right of the Board of Directors or the Executive Committee to reinstate such officer.

                       CHAIRMAN OF THE BOARD OF DIRECTORS
                       ----------------------------------

ARTICLE IV The Chairman of the Board of Directors shall preside at all meetings of the Board of Directors. He shall also have such other powers and duties as the Board of Directors may from time to time authorize or impose.

                      A Chairman of the Board who has served the Corporation with distinction, upon retirement from that office, may be especially honored by the Board of Directors by appointing him or her to be Chairman Emeritus. The Chairman Emeritus shall have no duties, responsibilities, rights or authorities with respect to the management or operation of the Corporation by reason of his or her appointment to that office. If the Chairman Emeritus is a member of the Board, he or she shall have the duties, responsibilities, rights and authorities as from time to time are vested in the other members of the Board. In addition, the Board may, with the consent of the Chairman Emeritus, assign to the Chairman Emeritus from time to time such consulting, advisory or other duties as the Board may determine in its discretion, and may fix appropriate compensation for the performance of such duties.

                                    PRESIDENT
                                    ---------

ARTICLE V The President shall be the chief executive officer specifically imposed upon him by statute and as from time to time may be imposed upon him by the Board of Directors or by the Executive Committee. He shall have the general management of the Company's business and affairs, subject, however, at all times to the control of the Board of Directors and of the Executive Committee and to the right of the Board of Directors or the Executive Committee to delegate any specific power or duty, except such as may be by statute conferred exclusively upon the President, to any other officer or officers of the Company.

                      In the event of the absence of disability of the Chairman of the Board of Directors or in the event no Chairman of the Board is elected, the President shall preside at all meetings of the Board of Directors and the Executive Committee of the Board of Directors.

                                 VICE PRESIDENTS
                                 ---------------

ARTICLE VI The Vice Presidents of the Company shall perform such duties as from time to time may be respectively imposed upon them by the Board of Directors or by the Executive Committee or by the President, and in case of the absence or disability of the President or of a vacancy in his office, the Vice President who is then the senior in office shall be vested with all the President's powers and be required to perform all the President's duties, unless the Board of Directors shall otherwise provide.

                      The Board of Directors may specifically designate any Vice President of the Company as Executive Vice President or Senior Vice President or other designation or title and assign to him such powers and duties as the Board of Directors may determine.

                                    SECRETARY
                                    ---------

ARTICLE VII The Secretary shall be ex officio Secretary of the Board of Directors and of the Executive Committee of the Board of Directors. He shall attend all meetings of the Board of Directors and act as Secretary thereof, and record all votes and proceedings in books to be kept for that purpose. In addition to the minutes of the meetings of the Board of Directors, the Secretary shall also keep the records of all other corporate proceedings.

                      The Secretary shall be the custodian of the corporate seal of the Company and shall affix said corporate seal to all contracts, deeds and other writings and documents executed by the Company under its corporate seal is duly authorized.

                      The Secretary shall give notice of the meetings of shareholders and of the Board of Directors and shall perform such other duties as may be required by the Board of Directors, or by the Executive Committee or by the President.

                              ASSISTANT SECRETARIES
                              ---------------------

ARTICLE VIII The Assistant Secretaries of the Company shall perform such duties as from time to time may be respectively imposed upon them by the Board of Directors or by the Executive Committee or by the President, and in case of the absence or disability of the Secretary or of a vacancy in his office, the Assistant Secretary (or if there be more than one Assistant Secretary, then the Assistant Secretary who is then the senior in office) shall be vested with all the Secretary's powers and required to perform all the Secretary's duties.

                                    TREASURER
                                    ---------

ARTICLE IX The Treasurer shall be the chief financial officer of the Company and shall have charge and custody of and be responsible for all funds and securities of the Company, and shall deposit all such funds in the name and to the credit of the Company in such depositaries as may be designated by the Board of

Directors or by the Executive Committee. He shall keep or cause to be kept full and accurate accounts of receipts and disbursements in books belonging to the Company. He shall have full authority to receive and receipt for all moneys due the Company, and shall render to the President and to the Chairman of the Board of Directors and to the Board of Directors and to the Executive Committee, whenever any of them may require it, an account of all his transactions as Treasurer, and shall perform such other duties as may be required by the Board of Directors or by the Executive Committee or by the President.

                              ASSISTANT TREASURERS
                              --------------------

ARTICLE X The Assistant Treasurers of the Company shall perform such duties as from time to time may be respectively imposed upon them by the Board of Directors or by the Executive Committee or by the President, and in case of the absence or disability of the Treasurer or of a vacancy in his office, the Assistant Treasurer (or if there be more than one Assistant Treasurer, then the Assistant Treasurer who is then the senior in office) shall be vested with all the Treasurer's powers and required to perform all the Treasurer's duties.

                               GENERAL PROVISIONS
                               ------------------

ARTICLE XI In case of the absence or disability of any officer of the Company, or for any reason that may seem sufficient to the Board of Directors or to the Executive Committee, the Board of Directors or the Executive Committee, except as prohibited by law, may delegate his powers and duties to any other officer or to any director.

                                  RESIGNATIONS
                                  ------------

ARTICLE XII Any director or other elected officer may resign at any time. The acceptance of his resignation shall not be required to make it valid.

                                   FISCAL YEAR
                                   -----------

ARTICLE XIII The fiscal year of the Company shall begin on the first day of July and end on the thirtieth day of June in each year.

                               CHECKS, NOTES, ETC.
                               -------------------

ARTICLE XIV All checks, drafts and orders for the payment of money of the Company shall be signed by the President or by any Vice President and the Treasurer or Assistant Treasurer or by any two Vice Presidents or by the Treasurer and the Assistant Treasurer except when otherwise specifically provided by resolution of the Board of Directors or of the Executive Committee. Either the President, any Vice President, the Treasurer or any Assistant Treasurer is authorized to endorse for collection or deposit to the credit of the Company any and all checks, drafts, bills of exchange, promissory notes, orders, certificates of deposit and acceptances.

                      All notes of the Company for the payment of money shall be signed by the Chairman of the Board of Directors or the President or any Vice President and by the Secretary or the Treasurer, or any Assistant Secretary or Assistant Treasurer, unless otherwise provided by the Board of Directors or by the Executive Committee, provided, however, that one person shall not sign in more than one capacity.

                      Contracts, deeds and other documents executed by the Company may be signed in the name and on behalf of the Company by the President or any Vice President and by the Secretary or any Assistant Secretary or the Treasurer or any Assistant Treasurer unless the Board of Directors or the Executive Committee shall otherwise determine, provided, however, that one person shall not sign in more than one capacity unless the Board of Directors or the Executive Committee shall so direct. The Board of Directors or the Executive Committee may authorize any other officer or officers or agent or agents of the Company to enter into any contract or to execute and deliver any contract or other instrument in the name and on behalf of the Company.

                                      SEAL
                                      ----

ARTICLE XV The common corporate seal of the corporation shall consist of a round seal with the words "SPARTON CORPORATION, OHIO" in the margin thereof and the word "SEAL" in the center thereof.

                             METHOD OF GIVING NOTICE
                             -----------------------

ARTICLE XVI Whenever the By-Laws require notice, it shall not be construed to mean personal notice except where the statutes require personal notice, but such notice may be given in writing by depositing the same in a post office or letter box in a postpaid sealed wrapper, directed to the address as the same appears on the books or records of the Company, or by a telegram containing such notice directed to the address as the same appears on the books or records of the Company, or by telephone, and such notice, if given by mail, shall be deemed given when so mailed, and if given by telegraph, shall be deemed given when the telegram is so sent.

                              ALTERATION OF BY-LAWS
                              ---------------------

ARTICLE XVII The Board of Directors, by a vote of a majority of the full Board of Directors, may, at any regular or special meeting, alter, amend or repeal the By-Laws.