Form 10-Q
period 2001-03-31
SPARTON CORP
filed 2001-05-11
CIK 92679

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED March 31, 2001.
                                 ---------------

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD From __________ to ___________

Commission File number 1-1000
                      -------

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

Common Stock, $1.25 Par Value - 7,648,090 shares as of April 30, 2001.

                                       INDEX

                     SPARTON CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - March 31, 2001 and June 30, 2000.                       3

         Condensed Consolidated Statements of Operations - Three-Month and Nine-Month
         Periods ended March 31, 2001 and 2000.                                                          4

         Condensed Consolidated Statements of Cash Flows - Nine-Month Periods ended
         March 31, 2001 and 2000.                                                                        5

         Notes to Condensed Consolidated Financial Statements                                            6

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations       8

PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings                                                                           11

    Item 6.  Exhibits and Reports on Form 8-K                                                            13

   Signatures                                                                                            13

                      SPARTON CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (Unaudited)
                        March 31, 2001 and June 30, 2000

                                                                                  March 31              June 30
                                                                                -------------        -------------

ASSETS
Current assets:
  Cash and cash equivalents                                                     $   9,876,956        $   5,052,405
  Investment securities                                                             1,195,000            4,643,704
  Income taxes recoverable                                                            307,665              483,598
  Accounts receivable                                                              19,668,954           20,677,281
  Inventories and costs on contracts in progress, less progress payments
    of $11,316,000 at March 31 ($3,309,000 at June 30)                             51,683,745           51,189,623
  Prepaid expenses                                                                  3,566,963            4,295,496
                                                                                -------------        -------------
   Total current assets                                                            86,299,283           86,342,107

  Deferred income taxes                                                               304,800              304,800
  Other assets                                                                     10,459,641           10,922,299
  Property, plant and equipment - net                                              10,539,415           11,407,030
                                                                                -------------        -------------

     Total assets                                                               $ 107,603,139        $ 108,976,236
                                                                                =============        =============

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:

  Accounts payable                                                              $  12,561,945        $  14,251,023
  Salaries and wages                                                                3,423,165            3,145,222
  Accrued liabilities                                                               4,653,739            4,167,288
                                                                                -------------        -------------
   Total current liabilities                                                       20,638,849           21,563,533

Environmental remediation                                                           8,335,553            8,335,553

Shareowners' equity: (Note 5)
  Common stock - 7,648,090 shares outstanding at March 31, 2001
   (7,828,090 at June 30, 2000) after deducting 286,622 shares in
   treasury (106,622 at June 30, 2000)                                              9,560,113            9,785,113
  Capital in excess of par value                                                      483,058              494,427
  Accumulated other comprehensive loss                                                      -             (108,014)
  Retained earnings                                                                68,585,566           68,905,624
                                                                                -------------        -------------
   Total shareowners' equity                                                       78,628,737           79,077,150
                                                                                -------------        -------------

     Total liabilities and shareowners' equity                                  $ 107,603,139        $ 108,976,236
                                                                                =============        =============


SEE ACCOMPANYING NOTES

                      SPARTON CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations (Unaudited)
    For the Three-Month and Nine-Month Periods ended March 31, 2001 and 2000


                                                      Three-Month Periods                   Nine-Month Periods
                                                --------------------------------      --------------------------------
                                                     2001               2000              2001               2000
                                                -------------      -------------      -------------      -------------

Net sales                                       $  46,457,914      $  41,756,764      $ 135,696,592      $ 112,968,296
Costs and expenses                                 45,693,690         45,208,848        135,522,669        129,091,981
                                                -------------      -------------      -------------      -------------
                                                      764,224         (3,452,084)           173,923        (16,123,685)

Other income (expenses):
  Interest and investment income                      154,785            116,096            383,037            535,452
  Other - net                                         (18,939)            10,273           (225,387)           438,048
                                                -------------      -------------      -------------      -------------

Income (loss) before income taxes                     900,070         (3,325,715)           331,573        (15,150,185)

Provision (credit) for income taxes                   333,000         (1,231,000)           123,000         (5,606,000)
                                                -------------      -------------      -------------      -------------

   Net income (loss)                            $     567,070      $  (2,094,715)     $     208,573      $  (9,544,185)
                                                =============      =============      =============      =============

Basic and diluted earnings (loss) per share     $        0.08      $       (0.27)     $        0.03      $       (1.22)
                                                =============      =============      =============      =============

Dividends                                       $         -0-      $         -0-      $         -0-      $         -0-
                                                =============      =============      =============      =============




SEE ACCOMPANYING NOTES

                      SPARTON CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
            For the Nine-Month Periods ended March 31, 2001 and 2000

                                                                  2001              2000
                                                              ------------      ------------

Cash flows (used) provided by operating activities:
  Income (loss) from continuing operations                    $    208,573      $ (9,544,185)

Add noncash items affecting operations:
  Depreciation                                                   1,469,341         1,640,514
  Environmental charge                                                   -        10,000,000
  Deferred income taxes                                                  -        (3,431,364)

Add (deduct) changes in operating assets and liabilities:
  Other accrued liabilities                                      1,600,941         1,464,138
  Accounts receivable                                            1,008,327        (2,345,287)
  Income taxes                                                     175,933        (1,605,533)
  Inventories                                                     (494,122)       (9,183,627)
  Accounts payable                                              (1,689,078)        1,295,479
                                                              ------------      ------------
   Net cash (used) provided by operating activities              2,279,915       (11,709,865)

Cash flows (used) provided by investing activities:
  Sales of investment securities-net                             3,448,704        13,923,248
  Noncurrent other assets                                          462,658           440,955
  Purchases of property, plant and equipment-net                  (601,726)       (1,791,541)
                                                              ------------      ------------
                                                                 3,309,636        12,572,662

Cash flows (used) provided by financing activities:
  Purchase of common stock for treasury                           (765,000)                -
                                                              ------------      ------------

Increase in cash and cash equivalents                            4,824,551           862,797
Cash and cash equivalents at beginning of period                 5,052,405         4,165,758
                                                              ------------      ------------

Cash and cash equivalents at end of period                    $  9,876,956      $  5,028,555
                                                              ============      ============

Supplemental disclosures of cash flow information:
  Cash paid (refunded) during the period

   Income taxes paid (refunded)                               $     96,000      $   (573,000)
                                                              ============      ============



SEE ACCOMPANYING NOTES

                      SPARTON CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying condensed consolidated balance sheet at March 31, 2001, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended March 31, 2001 and 2000 and cash flows for the nine-month periods ended March 31, 2001 and 2000 are unaudited, but include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of such financial statements. The results of operations for the period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the full fiscal year.

2. Long-term contracts are principally government defense contracts. The accounting for these contracts is based on completed units and their estimated average contract cost per unit. Accounting for development contracts is based on percentage of completion. Costs and fees billed under cost-reimbursement-type contracts are recorded as sales. A provision for the entire amount of a loss on a contract is charged to operations as soon as the loss is determinable.

Inventories are valued at the lower of cost (first-in, first-out basis) or market and include costs related to long-term contracts. Inventories, other than contract costs, are principally raw materials and supplies. The following are the major classifications of inventory:

                                         March 31, 2001         June 30, 2000
                                         --------------         -------------
   Raw materials                           $38,270,000           $42,419,000
   Work in process and finished goods       13,414,000             8,771,000
                                           -----------           -----------
     Total                                 $51,684,000           $51,190,000
                                           ===========           ===========

3. Basic earnings per share were computed using the weighted average number of shares outstanding. Average shares outstanding for the three-month and nine-month periods ended March 31, 2001, were 7,684,090 and 7,780,791, respec-tively. The average shares outstanding for both the three-month and nine-month periods ended March 31, 2000, were 7,828,090. For purposes of computing diluted earnings per share differences in the weighted average number of shares outstanding were due to the inclusion of the dilutive effect of outstanding employee incentive stock options granted of 149,000 shares, at prices ranging from $3.750 to $4.250. For the calculation of basic and diluted earnings per share these differences in the weighted average number of shares outstanding were not material and resulted in no differences between basic and diluted earnings per share. Options to purchase 32,000 shares at $6.625 and 116,500 shares at $8.375 were not included in the computation of diluted earnings per share for any of the periods presented as their exercise prices were greater than the average market price of the common shares. Therefore, the effect would be anti-dilutive.

4. Comprehensive income includes net income, as well as unrealized gains and losses, which are excluded from net income. They are however, reflected as a direct charge or credit to stockholders' equity. A summary of comprehensive income for the three-month and nine-month periods ended March 31, 2001 and 2000 was as follows:

                                                              Three Months Ended                 Nine Months Ended
                                                          ---------------------------      ----------------------------
                                                              2001            2000             2001             2000
                                                          -----------     -----------      -----------      -----------

Net income (loss)                                         $   567,000     $(2,095,000)     $   209,000      $(9,544,000)
Other Comprehensive Income:
   Unrealized gains (losses) on investment securities               -           4,000          108,000          (38,000)
                                                          -----------     -----------      -----------      -----------

Comprehensive income (loss)                               $   567,000     $(2,091,000)     $   317,000      $(9,582,000)
                                                          ===========     ===========      ===========      ===========


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

For the nine months ended March 31, 2001 and 2000, the Company had sales of investment securities totaling $3,449,000 and $13,923,000, respectively. There were no purchases of investment securities in either period. The Company had no unrealized gains and losses from investment securities for the three-month period ended March 31, 2001.

In January 2001, the Company repurchased 180,000 shares of common stock at $4.25 per share for its treasury at a cost of $765,000. The following summarizes the activity in the shareholders' equity accounts for the nine months ended March 31, 2001.

                                                                                         Accumulated
                                                                          Capital in        other
                                                       Common stock,        excess      comprehensive     Retained
                                                      $1.25 par value    of par value   income (loss)     earnings        Total
                                                   --------------------- ------------   -------------    ----------    -----------
                                                     Shares      Amount
                                                   ---------   ---------
Balance June 30, 2000                              7,828,090   $9,785,113    $494,427    $(108,014)     $68,905,624    $79,077,150

Net Income                                                                                                  208,573        208,573
Other comprehensive income:
  Net unrealized gains in marketable securities                                            108,014                         108,014
                                                                                                                       -----------
     Comprehensive net income                                                                                              316,587
Purchase of common stock for treasury               (180,000)    (225,000)    (11,369)                     (528,631)      (765,000)
                                                   ---------   ----------    --------     --------      -----------    -----------

Balance March 31, 2001                             7,648,090   $9,560,113    $483,058     $      -      $68,585,566    $78,628,737
                                                   =========   ==========    ========     ========      ===========    ===========

6. One of Sparton's facilities, located in Albuquerque, New Mexico, has been the subject of ongoing investigations conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). The investigation began in the early 1980's and involved a review of on-site and off-site environmental impacts.

At March 31, 2001, Sparton has accrued $8,970,000 as its estimate of the minimum future undiscounted financial liability with respect to this matter, of which $634,000 is included in accrued liabilities. The Company's cost estimate is based upon existing technology and excludes legal and related consulting costs. The Company's estimate includes equipment and operating costs for on-site and off-site pump and treat containment systems, a soil vapor extraction program and continued on-site and off-site monitoring. Legal and related consulting costs are expensed as incurred.

Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. It is possible that cash flows and results of operations could be materially affected by the impact of the ultimate resolution of this contingency.

7. Deferred tax assets and liabilities are determined by the differences between financial reporting and the tax bases of assets and liabilities. Accrued environmental contingencies are a significant component of the Company's deferred tax assets.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant events affecting the Company's earnings and financial condition during the periods included in the accompanying financial statements. The Company's operations are in one line of business, electronic manufacturing services (EMS). This includes the design, development and/or manufacture of electronic parts and assemblies for both government and commercial customers.

The Private Securities Litigation Reform Act of 1995 reflects Congress' determination that the disclosures of forward- looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward- looking statements by corporate management. The following discussion about the Company's results of operations and financial condition contains forward-looking statements that involve risk and uncertainty. The Company notes that a variety of factors could cause the actual results and experience to differ materially from anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, growth forecasts and results of the Company's business include, but are not limited to, timing and fluctuations in U.S. and/or world economies, customer demand for products, competition in the overall EMS business, the availability and cost of materials, production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation. The Company has encountered availability and extended lead time issues on some electronic components. Shortages on some key electronic components have resulted in higher prices. This shortage on some critical electronic components could materially impact the electronics industry, and Sparton specifically, for some time. Availability of components could adversely affect the Company's ability to meet customers' production schedules. In addition, the ability to recover increasing material costs from customers will be a factor in future operating results. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by these enumerated risk factors as well as unanticipated future events.

RESULTS OF OPERATIONS
---------------------

Three-Month Periods
-------------------

Sales for the three-month period ended March 31, 2001, totaled $46,458,000, an increase of $4,701,000 (11%) from the similar quarter last year. Commercial EMS sales increased $7,536,000 while government EMS sales declined $2,835,000. The increases in sales occurred at Sparton Technology and Sparton of Canada. Sparton Electronics sales were consistent with the corresponding period last year. In the current quarter, new government sonobuoy contracts awards were announced. Sparton received various contracts totaling $21,300,000.

An operating profit of $764,000 was reported for the three months ended March 31, 2001, compared to an operating loss of $3,452,000 for the same period last year. These earnings were below plan. During the quarter there was a net pickup of $728,000 relating to changes in estimates. These changes include contract cost estimates on major sonobuoy contracts and reserve reversals on several programs, as they were no longer applicable. Production delays and higher than expected material costs resulted in the cost estimates on two current production sonobuoy contracts projecting a loss position. As of March 31, 2001, these estimated losses have been recorded. These two contracts have a sales backlog value of $14,800,000. Costs and expenses also include $18,000 in 2001 and $73,000 in 2000, related to the New Mexico environmental remediation effort. The Company also continues to experience adverse variances which reflect our continuing expenditures to support future growth.

Interest and Investment Income increased $39,000 to $155,000 in 2001 due to investments activities. Other Expense-Net was $19,000 in 2001 compared to Other Income-Net of $10,000 for the corresponding three-month period last year.

The Company reported a net profit of $567,000 ($0.08 per share) for the three months ended March 31, 2001, compared to a net loss of $2,095,000 (($0.27) per share) for the corresponding period last year.

Nine-Month Periods
------------------

Sales for the nine-month period totaled $135,697,000. While lower than originally expected, sales were above last year by $22,728,000 (20%). Overall, commercial EMS sales increased (29%), while governmental sales decreased (21%). In general, the sales improvement came from existing customers. Governmental EMS sales continue below forecast due to qualification and production delays on several major sonobuoy programs. All new production sonobuoy programs are now qualified and production ready. Sonobuoy sales should accelerate through the fourth quarter of the current fiscal year and the first quarter of the new year starting on July 1, 2001. Government sales include shipments on several government contracts which the Company expected to ship last year. These sonobuoy shipments increased reported sales by $6,100,000 but carried no gross margin, due to incurred cost overruns in the prior year. Sales and profit for the nine months include the recovery of $1.9 million of costs incurred on a new program start-up last year, which was recognized in December 2000. Customer orders and shipping schedules have remained fairly consistent despite the recent slowing of the economy.

An operating profit of $174,000 was reported for the nine months ended March 31, 2001, compared to an operating loss of $16,124,000 for the same period last year. Included in these results were charges against income of $695,000 in 2001 and $10,560,000 in 2000 related to the New Mexico environmental remediation efforts. The 2000 charge reflects the Company's estimate of the minimum expected costs of the remediation activities contained in the Consent Decree executed and lodged with the Court in January 2000. At March 31, 2001, the balance accrued for such costs approximates $8,970,000. The Company's operating results also include adverse manufacturing variances, which in part reflect continuing investments to support its future growth. During the past nine months, Sparton has experienced a number of material pricing and availability issues. These conditions now appear to be easing slightly.

Interest and Investment Income declined $152,000 to $383,000 in 2001 due to lower average investments. Other Expense- Net was $225,000 in 2001 compared to Other Income-Net of $438,000 for the corresponding nine-month period last year. In liquidating investments during the first quarter of fiscal 2001, the Company incurred a loss of $147,000. Included within 2000 Other Income-Net was a gain of $443,000 from the sale of equipment and other assets at the Canadian operating unit.

The Company reported a net profit of $209,000 ($0.03 per share) for the nine months ended March 31, 2001, compared to a net loss of $9,544,000 (($1.22) per share) for the corresponding period last year.

FINANCIAL POSITION
------------------

For the nine-month period ended March 31, 2001, Cash and Cash Equivalents increased $4,825,000 to $9,877,000. Operating activities provided $2,280,000 in net cash flows. The principal source of cash flow from operating activities was an increase in other accrued liabilities and a decrease in accounts receivable. Cash flows provided by investing activities totaled $3,310,000, principally from the sale of investments. Cash flows used by financing activities totaled $765,000. These funds were used for the repurchase of shares of common stock for the treasury.

At March 31, 2001, and June 30, 2000, the aggregate government EMS backlog was approximately $67 million and $64 million, respectively. A majority of the 2001 backlog is expected to be realized in the next 12-15 months. Commercial EMS sales are not included in the backlog. The Company does not believe the amount of commercial sales covered by purchase orders received is a meaningful measure of future sales, as such orders may be rescheduled or cancelled without significant penalty.

At March 31, 2001, the Company had $78,629,000 in recorded shareowners' equity ($10.24 per share), $65,660,000 in working capital, and a 4.18:1.00 working capital ratio. No dividends were declared in either period presented.

OTHER
-----

One of Sparton's facilities, located in Albuquerque, New Mexico, has been the subject of ongoing investigations conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). The investigation began in the early 1980's and involved a review of on-site and off-site environmental impacts.

At March 31, 2001, Sparton has accrued $8,970,000 as its estimate of the minimum future undiscounted financial liability with respect to this matter, of which $634,000 is included in accrued liabilities. The Company's cost estimate is based upon existing technology and excludes legal and related consulting costs. The Company's estimate includes equipment and operating costs for on-site and off-site pump and treat containment systems, a soil vapor extraction program and continued on-site and off-site monitoring. Legal and related consulting costs are expensed as incurred.

Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. It is possible that cash flows and results of operations could be materially affected by the impact of the ultimate resolution of this contingency.

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

The work plans provide for the installation of an off-site containment well (already completed and operating), enhancement to an on-site soil vapor extraction system (in operation) and an on-site containment well. It is anticipated that these remediation activities will operate for a period of time during which Sparton Technology and the regulatory agencies will analyze their effectiveness. The Company believes that it will take at least three to five years from the date of the Consent Decree before the effectiveness of the groundwater extraction wells can be established. If ineffective, additional remedies may be imposed at a significantly increased cost. There is no assurance that additional costs greater than the amount accrued will not be incurred or that changes in environmental laws or their interpretation will not require that additional amounts be spent.

Upon entering into the Consent Decree, the Company reviewed its estimates of the future costs expected to be incurred in connection with its remediation of the environmental issues associated with its Coors Road Plant over the next 30 years. The Company increased its accrual for the cost of addressing environmental impacts associated with its Coors Road Plant by $10,000,000, pre-tax, in December 1999. At March 31, 2001, the remaining undiscounted minimum accrual for EPA remediation approximates $8,970,000. The Company's estimate is based upon existing technology and current costs which have not been discounted. The estimate includes equipment and operating and maintenance costs for the on-site and off-site pump and treat containment systems, a soil vapor extraction program and continued on-site and off-site monitoring. It also includes the required periodic reporting requirements. This estimate does not include legal and related consulting costs which are expensed as incurred. The estimate does not reflect any offset or reduction for monies recovered from various parties which the Company is currently pursuing as described below.

In 1995 Sparton Corporation and Sparton Technology, Inc. filed a Complaint in the Circuit Court of Cook County, Illinois, against Lumbermens Mutual Casualty Company and American Manufacturers Mutual Insurance Company demanding reimbursement of expenses incurred in connection with its remediation efforts at the Coors Road facility based on various primary and excess comprehensive general liability policies in effect between 1959 and 1975. In 1999 the Complaint was amended to add various other excess insurers, including certain London market insurers and Fireman's Fund Insurance Company. The case is currently in the discovery stage, with discovery currently set to close on July 31, 2001.

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

Sparton Technology, Inc. filed a complaint on September 21, 1998, against Allied Signal, Inc. in U.S. District Court in Kansas City seeking to recover costs incurred to investigate and remediate impacts to the environment at its Coors Road facility. In July 1999, the Court allowed Sparton Technology to amend its complaint to add Sandia Corporation and the DOE as defendants. In March 2000, the case was transferred to the United States District Court in Albuquerque, New Mexico. Written discovery commenced, but was stayed on July 13, 2000, so that a court-ordered mediation could be conducted. That did not result in settlement, and on December 20, 2000, the Court entered a new discovery scheduling order whereby fact discovery ends in December 2001 and expert witness discovery ends in July 2002. Dispositive motions are due at that time. Trial is not yet scheduled, but normally takes place within six months of dispositive motions. Active discovery is now taking place.

At this time, the Company is unable to predict the amount or timing of recovery, if any, that may result from the pursuit of these before-mentioned three claims.

                                OTHER INFORMATION
                                -----------------

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

              By-Laws of the Registrant were filed on Form 10-Q for the year ended June 30, 1981, and an amendment thereto was filed on Form 10-Q for the three-month period ended December 31, 2000, and are incorporated herein by reference.

              Code of Regulation of the Registrant was filed on Form 10-K for the year ended June 30, 1981, and an amendment thereto was filed on Form 10-Q for the three-month period ended September 30, 1982, and are incorporated herein by reference.

     (b)  Reports on Form 8-K filed in the Third Quarter of Fiscal 2001: None

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SPARTON CORPORATION
                                        -------------------
                                        Registrant

Date:   May 11, 2001                       /s/ David W. Hockenbrocht
                                        ----------------------------------------
                                        David W. Hockenbrocht, CEO and President

Date:   May 11, 2001                       /s/ Richard Langley
                                        ----------------------------------------
                                        Richard Langley, Chief Financial Officer