Form 10-K
period 2001-06-30
SPARTON CORP
filed 2001-09-28
CIK 92679

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

        For the fiscal year ended June 30, 2001

                                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from ________________ to ________________

Commission File Number 1-1000

                               SPARTON CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    OHIO                                     38-1054690
         ------------------------                  --------------------------------
         (State of Incorporation)                  (IRS Employer Identification No.)

2400 East Ganson Street, Jackson, Michigan                       49202
-------------------------------------------               ----------------
(Address of principal executive offices)                      (Zip Code)

          Common Stock, $1.25 Par Value                 NEW YORK STOCK EXCHANGE
        --------------------------------      -------------------------------------------
             (Title of each class)            (Name of each exchange on which registered)

Registrant's telephone number, including area code: (517) 787-8600

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of August 31, 2001, was $31,398,000.

The number of shares of common stock outstanding as of August 31, 2001, were 7,570,090.

Documents incorporated in part by reference:

        Parts II and IV -  Portions of the 2001 Annual Report to
                           Shareowners of Sparton Corporation ("Annual Report") are filed as Exhibit 13 herewith.
               Part III -  Proxy Statement for October 24, 2001, Meeting

PART I
------

Item l.   Business
-------   --------

Except as otherwise indicated, the term "Company" refers to Sparton Corporation, and the term "Sparton" refers to Sparton Corporation and its consolidated subsidiaries.

The Company has been in continuous existence since 1900. It was last reorganized in 1919 as an Ohio corporation. Sparton operates in one line of business, electronic manufacturing services (EMS). A description of the major products and sales are included in the Annual Report in Note 1, Statement of Significant Accounting Policies, and in Note 11, Business Segment and Concentration of Sales, of the Notes to Consolidated Financial Statements on Pages 19 and 24, respectively, and are filed as part of Exhibit 13.

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

In recent years the Company has focused on substantially expanding sales in the high mix, low volume commercial EMS markets. This is where the Company expects substantially all future revenue growth to occur with emphasis on telecom-munications, avionics, medical and industrial controls and scientific instrumentation. Many of the physical and technical attributes used in the production of electronics for sonobuoys are also required in the production of commercial electronics products. The Company's commercial EMS business includes design and/or manufacture of a variety of electronic and electromechanical products and assemblies. Sales are generally obtained on a competitive basis. Competitive factors include technical ability, customer service, product quality, timely delivery and price.

As the commercial EMS business has grown, there has been an increasing need to provide centralized design services. In response, the Company has formed a Corporate EMS Engineering group. Prior to the reorganization, engineering capabilities were facility specific with design groups operating independently. Engineering now has centralized staff management, but with a continued presence throughout five of the six locations. The new engineering organization enhances the Company's ability to deliver products and services in a more efficient manner and enhances the Company's focus on new and expanding technologies. Commercial electronic products are sold through a direct sales force and manufacturer's representatives. In the commercial EMS business, Sparton must compete with a number of domestic and foreign manufacturers, some of which are much larger in terms of size and financial resources. The Company generally contracts with its customers to manufacture products based on the customer's design, specifications and shipping schedules. Normally, EMS programs do not require the Company's direct involvement in product marketing. Material cost and availability and product quality, delivery and reliability are all very important factors in the commercial EMS business. In general, margins within the commercial EMS markets are lower than those historically obtained in the governmental EMS markets of ASW or proprietary electronics. The lower margins are primarily due to intense competition and the higher material content of the products sold.

At June 30, 2001, and June 30, 2000, the government backlog was approximately $59 million and $67 million, respectively. A majority of the fiscal 2001 backlog is expected to be realized in fiscal 2002. Commercial EMS sales are not included in the backlog. The Company does not believe the amount of backlog of commercial sales covered by firm purchase orders is a meaningful measure of future sales, as such orders may be rescheduled or cancelled without significant penalty.

Other Information
-----------------

One of Sparton's largest customers is the U.S. Navy. While the loss of U.S. government sonobuoy sales would have a material adverse financial effect, the loss of any one of several other customers could also have a significant financial impact. The Company continues to grow its commercial EMS sales with the objective to expand the customer base, thus reducing this concentration. Materials for the electronics operations are obtained from a variety of worldwide sources, except for selected components. Access to competitively priced materials is critical to success in the EMS business. In certain markets, the volume purchasing power of the larger competitors creates a substantial cost advantage for them. The Company encountered shortages on certain key electronics components in the last 12 - 18 months due to wide-spread component allocation. This led to higher prices. At June 30, 2001, the availability and price of most items has returned to more normal levels. Although the commercial electronics industry has experienced spot shortages, the Company does not expect to encounter significant long-term problems in obtaining sufficient raw materials. The risk of material obsolescence in the EMS business is less than it is in many other markets because raw materials and component parts are generally only purchased upon receipt of a customer's order. However, excess material resulting from order lead-time is a risk factor due to potential order cancellation or design changes by customers. While overall sales fluctuate during the year, such fluctuations do not reflect a definitive seasonal pattern or tendency.

Research and development expenditures amounted to approximately $1,669,000 in fiscal 2001, $13,484,000 in fiscal 2000 and $8,779,000 in fiscal 1999
(approximately $884,000, $8,778,000 and $6,700,000 of these expenditures, respectively, were customer funded). There are approximately 33 employees involved in research and development activities. Few, if any, devote all of their time to such efforts.

Sparton employed approximately 1,300 people at June 30, 2001. The Company has one operating division and three wholly owned active operating subsidiaries. In addition, it has a foreign sales corporation (FSC).

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

                Jackson, Michigan
                DeLeon Springs, Florida (2 plants)
                Brooksville, Florida
                London, Ontario, Canada
                Rio Rancho, New Mexico
                Deming, New Mexico

The Company's Coors Road, Albuquerque, New Mexico, facility is under a long-term lease to another company, with an option to buy.

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

In February 1997, three lawsuits were filed against Sparton's wholly owned subsidiary, Sparton Technology, Inc., in Federal District Court in Albuquerque, one by the United States on behalf of the EPA, the second by the State of New Mexico and the New Mexico Office of Natural Resources Trustee and the third by the City of Albuquerque and the County of Bernalillo. All three actions alleged that the impacts to soil and groundwater associated with Sparton Technology's Coors Road facility presented an imminent and substantial threat to human health or the environment. On March 3, 2000, a Consent Decree was entered, settling the lawsuits as well as a related administrative enforcement action. The Consent Decree represents a judicially enforceable settlement agreement under which Sparton Technology has paid $1,000,000 to resolve claims for damages to natural resources, $475,000 to resolve claims for civil penalties for alleged violations of state law and an order entered in the related administrative enforcement action, and $200,000 for reimbursement of the litigation costs of certain plaintiffs. The Consent Decree also contains work plans describing remedial activity Sparton Technology agreed to undertake. In exchange for the monetary payment and an agreement to implement the work plans, Sparton Technology received covenants not to sue that, except in fairly extraordinary circumstances, prevent any further administrative or judicial action by state and federal entities in connection with the impacts to the environment associated with past activities at the Coors Road facility.

The work plans provide for the installation of an off-site containment well (already completed and operating), enhancement to an on-site soil vapor extraction system and an on-site containment well. It is anticipated that these remediation activities will operate for a period of time during which Sparton Technology and the regulatory agencies will analyze their effectiveness. The Company believes that it will take at least three to five years from the date of the Consent Decree before the effectiveness of the groundwater extraction wells can be established. If ineffective, additional remedies may be imposed at a significantly increased cost. There is no assurance that additional costs greater than the amount accrued will not be incurred or that changes in environmental laws or their interpretation will not require that additional amounts be spent.

Upon entering into the Consent Decree, the Company reviewed its estimates of the future costs expected to be incurred in connection with its remediation of the environmental issues associated with its Coors Road Plant over the next 30 years. The Company increased its accrual for the cost of addressing environmental impacts associated with its Coors Road Plant by $10,000,000, pre-tax, in December 1999. At June 30, 2001, the remaining undiscounted minimum accrual for EPA remediation approximates $8,559,000. The Company's minimum estimate is based upon existing technology and current costs which have not been discounted. The estimate includes equipment and operating and maintenance costs for the on-site and off-site pump and treat containment systems, a soil vapor extraction program and continued on-site and off-site monitoring. It also includes the required periodic reporting requirements. This estimate does not include legal and related consulting costs which are expensed as incurred. The estimate does not reflect any offset or reduction for monies recovered from various parties which the Company is currently pursuing as described below.

In 1995 Sparton Corporation and Sparton Technology, Inc. filed a Complaint in the Circuit Court of Cook County, Illinois, against Lumbermens Mutual Casualty Company and American Manufacturers Mutual Insurance Company demanding reimbursement of expenses incurred in connection with its remediation efforts at the Coors Road facility based on various primary and excess comprehensive general liability policies in effect between 1959 and 1975. In 1999 the Complaint was amended to add various other excess insurers, including certain London market insurers and Fireman's Fund Insurance Company. The case is currently in the discovery stage, with discovery currently set to close on November 15, 2001.

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

Sparton Technology, Inc. filed a complaint on September 21, 1998, against Allied Signal, Inc. in U.S. District Court in Kansas City seeking to recover costs incurred to investigate and remediate impacts to the environment at its Coors Road facility. In July 1999, the Court allowed Sparton Technology to amend its complaint to add Sandia Corporation and the DOE as defendants. In March 2000, the case was transferred to the United States District Court in Albuquerque, New Mexico. Written discovery commenced, but was stayed on July 13, 2000, so that a court-ordered mediation could be conducted. Meditation did not result in settlement, and on December 20, 2000, the Court entered a new discovery scheduling order whereby fact discovery is currently scheduled to end in December 2001 and expert witness discovery in July 2002. Dispositive motions are due at that time. Trial is not yet scheduled, but normally takes place within six months of dispositive motions. Active discovery is now taking place.

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
                                                                          Age
                                                                          ---

BRADLEY O. SMITH, Chairman of the Board since October 2000. Mr. Smith      56
      has served as a Director since 1998. Formerly Owner and President of Tracy Products, Inc.

DAVID W. HOCKENBROCHT, Chief Executive Officer since October 2000 and      66
      President since January 1978.

DOUGLAS E. JOHNSON, Chief Operating Officer and Executive Vice President   53
      since February 2001 and Vice President since 1995.

RICHARD L. LANGLEY, Chief Financial Officer since February 2001, Vice        56
      President and Treasurer since 1990.

R. JAN APPEL, Vice President and General Counsel since 1989, and             55
      Secretary since 1998

CHARLES A. STRANKO, Vice President, General Manager Sparton                  43
      Technology, Inc. since January 2001. Prior to that date, Mr.
      Stranko held various managerial positions within Sparton
      Electronics since January 1998 and held the position of General
      Manager, Contract Assembly Division for Hammon Electronics, from September 1995 - January 1998.

MICHAEL G. WOODS, Vice President since August 1999, and General              42
      Manager of Sparton of Canada, Ltd. since November 1998. Prior to that date, Mr. Woods held varying positions including Controller and Director of Electronics Manufacturing Services for Sparton of Canada.

ALAN  J. HOUGHTALING, Vice President-Director Business Development           44
      since May 2000. Prior to that date, Mr. Houghtaling held varying positions including Director of Business Development ECM,
      Division Director of Business Development and Director of ECM
      Business for Sparton.

STEPHANIE A. MARTIN, Vice President Corporate Materials, Acquisitions        45
      and Logistics since May 2000. Prior to that date, Ms. Martin held varying positions including Director Corporate Materials
      Acquisition and Logistics for Sparton Electronics since October
      1996, and Director of Materials for Power Guard, a division of Antec, a Telecommunications Manufacturer, from May 1994 to
      October 1996.

There are no family relationships among the persons named above. All officers are elected annually and serve at the discretion of the Board of Directors.

PART II
-------

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
-------   -----------------------------------------------------------------
Matters
-------

Information with respect to the market for the Company's stock, including stock prices, stock exchange and number of shareowners, and quarterly dividends for the three-year period ended June 30, 2001, is included under "Financial Highlights" on page 1 of the Annual Report and is included in Exhibit 13 filed herewith.

Item 6.   Selected Financial Data
-------   -----------------------

The "Selected Financial Data" on page 25 of Exhibit 13 filed hereunder is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
Results of Operations
------- -- ----------

"Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 26 of Exhibit 13 filed hereunder is incorporated herein by reference.

Item 7(a).   Qualitative and Quantitative Disclosures About Market Risk
----------   ----------------------------------------------------------

"Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Exposure" on page 28 of Exhibit 13 filed hereunder is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data
-------   -------------------------------------------

The consolidated financial statements of Sparton Corporation and Subsidiaries and "Report of Independent Auditors" are included on pages 14-24 and 18, respectfully, in Exhibit 13 filed hereunder and are incorporated herein by reference.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------   ---------------------------------------------------------------
Financial Disclosure
--------- ----------

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

PART IV
-------

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------   ---------------------------------------------------------------

      (a) The following financial statements are filed as part of this report on Form 10-K:

The following Consolidated Financial Statements of Sparton Corporation and Subsidiaries and Report of Independent Auditors, included on Pages 14-24 and 18, respectfully, of Exhibit 13 filed hereunder are incorporated by reference in
Item 8.

                                                                         Page Reference
                                                                          Annual Report
                                                                         to Shareowners
                                                                         --------------

Data from the 2001 Annual Report to Shareowners of Sparton Corporation:

        Consolidated balance sheets at June 30, 2001 and 2000                    14 - 15

        For the years ended June 30, 2001, 2000 and 1999:
            Consolidated statements of operations                                16
            Consolidated statements of cash flows                                17
            Consolidated statements of shareowners' equity                       18

        Notes to consolidated financial statements                               19 - 24

        Report of Independent Auditors                                           18

Financial Statement Schedule(s):

  Sparton Corporation & Subsidiaries for the Years Ended June 30

    Schedule II - Valuation and Qualifing Accounts (Consolidated)

  Reserves deducted from assets in the balance sheets:

                                       Inventory Reserve Accounts
                                       --------------------------

                           Balance at      Charged                          Balance
                           beginning     to costs and                        at end
                           of period       expenses     Deductions (1)    of period
                           ---------       --------     --------------    ---------

      Year ended 2001   $(4,540,000)    $(1,859,000)    $1,826,000      $(4,573,000)

      Year ended 2000    (3,580,000)     (2,246,000)     1,286,000       (4,540,000)

      Year ended 1999    (2,928,000)     (2,062,000)     1,410,000       (3,580,000)

    (1) Deductions from the inventory reserve accounts represent obsolete or unsaleable inventory written off.

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

      (b) Report on Form 8-K was filed June 1, 2001, to report the repurchase of 78,000 shares of common stock at $6.63 for its treasury.

      (c)   Exhibits

            See Exhibit Index on page 10.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SPARTON CORPORATION
                                           -------------------

Date: September 26, 2001          By: /s/  Richard L. Langley
                                  -------------------------------------------
                                  Richard L. Langley, Chief Financial Officer
                                  (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                          Signature and Title                                   Date
                          -------------------                                   ----

By /s/ Bradley O. Smith                                                  August 24, 2001
----------------------------------------------------
        Bradley O. Smith, Chairman of the Board
        of Directors

By /s/ David W. Hockenbrocht                                             August 24, 2001
----------------------------------------------------
        David W. Hockenbrocht, Chief Executive
        Officer and President

By /s/ Richard L. Langley                                                August 24, 2001
----------------------------------------------------
        Richard L. Langley, Chief Financial Officer,
        Vice President and Treasurer

By /s/ James N. DeBoer                                                   August 24, 2001
----------------------------------------------------
        James N. DeBoer, Director

By /s/ Robert J. Kirk                                                    August 24, 2001
----------------------------------------------------
        Robert J. Kirk, Director

By /s/ David P. Molfenter                                                August 24, 2001
----------------------------------------------------
        David P. Molfenter, Director

By /s/ William I. Noecker                                                August 24, 2001
----------------------------------------------------
        William I. Noecker, Director

By /s/ W. Peter Slusser                                                  August 24, 2001
----------------------------------------------------
        W. Peter Slusser, Director


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

           13 Portions of the 2001 Annual Report to Shareowners (filed herewith and attached).

           22     Subsidiaries (filed herewith and attached).

           23     Consent of independent auditors (filed herewith and attached).