Form 10-K/A
period 2001-06-30
SPARTON CORP
filed 2001-10-04
CIK 92679

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-K/A
                                (AMENDMENT NO. 1)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)


         For the fiscal year ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from ________________ to _______________

Commission File Number  1-1000



                          SPARTON CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     OHIO                                38-1054690
                     ----                                ----------
         (State of Incorporation)              (IRS Employer Identification No.)


   2400 East Ganson Street, Jackson, Michigan              49202
-------------------------------------------------       --------------
       (Address of principal executive offices)           (Zip Code)


   Common Stock, $1.25 Par Value             NEW YORK STOCK EXCHANGE
 ---------------------------------   -------------------------------------------
      (Title of each class)          (Name of each exchange on which registered)


Registrant's telephone number, including area code:  (517) 787-8600


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

         Part IV - Portions of the 2001 Annual Report to Shareowners of Sparton Corporation ("Annual Report") are filed as Exhibit 13 herewith.

DESCRIPTION OF AMENDMENT:
-------------------------

The Company has filed this 10-K/A to amend a typographical error that appears in Exhibit 13 to Item 14 (Exhibits, Financial Statement Schedules and reports on form 8-K) of the 10-K filed on September 28, 2001. The error appears on Page 15 of Exhibit 13 and consists of a transposition of the descriptive headers for two lines in the Shareowners Equity subsection of the Liabilities and Shareowners' Equity section of the Consolidated Balance Sheet. The row headers "Retained Earnings" and "Capital in excess of par value" in that subsection were transposed. The column headers and corresponding financial information that appeared in the Consolidated Statements of Shareowners' Equity section of
Exhibit 13 was correct.


PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------  ---------------------------------------------------------------

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

      Schedule II - Valuation and Qualifying Accounts (Consolidated)

   Reserves deducted from assets in the balance sheets:


                                                        Inventory Reserve Accounts
                                                        --------------------------

                                     Balance at         Charged                            Balance
                                     beginning       to costs and                           at end
                                      of period         expenses       Deductions (1)      of period
                                    --------------   -------------     ----------       ---------------


         Year ended 2001            $(4,540,000)     $(1,859,000)      $1,826,000       $(4,573,000)

         Year ended 2000             (3,580,000)      (2,246,000)       1,286,000        (4,540,000)

         Year ended 1999             (2,928,000)      (2,062,000)       1,410,000        (3,580,000)


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