Form 10-Q
period 2001-09-30
SPARTON CORP
filed 2001-11-13
CIK 92679

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE PERIOD ENDED September 30, 2001
                     -------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD From         to
                               -------    -------
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

Common Stock, $1.25 Par Value - 7,570,090 shares as of October 31, 2001.

                                         INDEX

                      SPARTON CORPORATION AND SUBSIDIARIES

Part I.  Financial Information

  Item 1. Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets - September 30 and
          June 30, 2001                                                        3

          Condensed Consolidated Statements of Operations - Three-Month
          Periods ended September 30, 2001 and 2000                            4

          Condensed Consolidated Statements of Cash Flows - Three-Month
          Periods ended September 30, 2001 and 2000                            5

          Notes to Condensed Consolidated Financial Statements                 6

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            8

Part II. Other Information

  Item 1. Legal Proceedings                                                   10

  Item 6. Exhibits and Reports on Form 8-K                                    12

  Signatures                                                                  12

                      SPARTON CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (Unaudited)
                         September 30 and June 30, 2001

                                                                               September 30              June 30
                                                                               ------------           ------------

ASSETS
Current assets:
  Cash and cash equivalents                                                    $ 10,783,656           $ 13,034,790
  Investment securities                                                           4,785,195              1,175,000
  Accounts receivable                                                            22,055,157             23,704,854
  Inventories and costs on contracts in progress, less progress
    payments of $11,423,000 at September 30 ($11,234,000 at June 30)             40,482,343             44,912,886
  Prepaid expenses                                                                3,443,247              3,685,831
                                                                               ------------           ------------
      Total current assets                                                       81,549,598             86,513,361
Other assets                                                                     11,128,944             11,170,575
Property, plant and equipment - net                                               9,785,318             10,110,569
                                                                               ------------           ------------
        Total assets                                                           $102,463,860           $107,794,505
                                                                               ============           ============

LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
  Accounts payable                                                             $  5,538,342           $ 13,329,356
  Salaries and wages                                                              3,104,800              2,902,324
  Accrued liabilities                                                             5,190,413              4,187,044
  Income taxes payable                                                              571,046                117,457
                                                                               ------------           ------------
      Total current liabilities                                                  14,404,601             20,536,181

Deferred income taxes                                                               127,200                127,200
Environmental remediation                                                         7,509,543              7,608,673

Shareowners' equity:
  Common stock - 7,570,090 shares outstanding at September 30 and
     June 30 after deducting 364,622 shares in treasury                           9,462,613              9,462,613
  Capital in excess of par value                                                    478,144                478,144
  Accumulated other comprehensive income                                             42,005                   --
  Retained earnings                                                              70,439,754             69,581,694
                                                                               ------------           ------------
      Total shareowners' equity                                                  80,422,516             79,522,451
                                                                               ------------           ------------
        Total liabilities and shareowners' equity                              $102,463,860           $107,794,505
                                                                               ============           ============

SEE ACCOMPANYING NOTES.

                      SPARTON CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations (Unaudited)
         For the Three-Month Periods ended September 30, 2001 and 2000

                                                                      Three-Month Periods
                                                           ----------------------------------------
                                                               2001                         2000
                                                           ------------                ------------

Net sales                                                  $ 40,810,080                $ 42,682,312
Costs and expenses:
  Costs of goods sold                                        36,082,165                  40,652,936
  Selling and administrative                                  3,452,532                   3,680,908
                                                           ------------                ------------
                                                             39,534,697                  44,333,844
                                                           ------------                ------------
                                                              1,275,383                  (1,651,532)
Other income (expenses):
  Interest and investment income                                128,624                      78,816
  Other - net                                                   (41,947)                   (187,331)
                                                           ------------                ------------
                                                                 86,677                    (108,515)
                                                           ------------                ------------

Income (loss) before income taxes                             1,362,060                  (1,760,047)
Provision (credit) for income taxes                             504,000                    (651,000)
                                                           ------------                ------------

   Net income (loss)                                       $    858,060                $ (1,109,047)
                                                           ============                ============

Basic and diluted earnings (loss) per share                        $.11                       $(.14)
                                                           ============                ============

Dividends                                                          $-0-                       $ -0-
                                                           ============                ============

SEE ACCOMPANYING NOTES

                      SPARTON CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
          For the Three-Month Periods ended September 30, 2001 and 2000

                                                                                  2001                    2000
                                                                              ------------            ------------
Cash flows provided (used) by Operating Activities:
    Income (loss) from operations                                             $    858,060            $ (1,109,047)
  Add noncash items affecting operations:
    Depreciation                                                                   426,304                 502,818

  Add (deduct) changes in operating assets and liabilities:
    Inventories                                                                  4,430,543                 382,511
    Accounts receivable                                                          1,649,697               3,900,556
    Other                                                                        1,391,304               1,965,252
    Taxes on income                                                                453,589                (533,042)
    Accounts payable                                                            (7,791,014)             (2,086,771)
                                                                              ------------            ------------
                                                                                 1,418,483               3,022,277

Cash flows provided (used) by Investing Activities:
    (Purchases) sales of investment securities-net                              (3,610,195)              2,590,791
    Noncurrent other assets                                                         41,631                  22,859
    Purchases of property, plant and equipment-net                                (101,053)               (491,989)
                                                                              ------------            ------------
                                                                                (3,669,617)              2,121,661
                                                                              ------------            ------------

(Decrease) increase in cash and cash equivalents                                (2,251,134)              5,143,938

Cash and cash equivalents at beginning of period                                13,034,790               5,052,405
                                                                              ------------            ------------

Cash and cash equivalents at end of period                                    $ 10,783,656            $ 10,196,343
                                                                              ============            ============

Supplemental disclosures of cash paid during the period:
    Income taxes                                                              $     89,000            $     19,000
                                                                              ============            ============

SEE ACCOMPANYING NOTES

                      SPARTON CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying condensed consolidated balance sheet at September 30, 2001, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended September 30, 2001 and 2000 are unaudited, but include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of such financial statements. The results of operations for the period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Inventories are valued at the lower of cost (first-in, first-out basis) or market and include costs related to long-term contracts. Inventories, other than contract costs, are principally raw materials and supplies. The following are the major classifications of inventory:
                                          September 30, 2001      June 30, 2001
                                          ------------------      -------------

    Raw materials                              $24,830,000         $30,122,000
    Work in process and finished goods          15,652,000          14,791,000
                                               -----------         -----------
          Total                                $40,482,000         $44,913,000
                                               ===========         ===========

3. Basic earnings per share were computed using the weighted average number of shares outstanding. For the three-month periods, average shares outstanding were 7,570,090 in 2001 and 7,828,090 in 2000. At September 30, 2001, differences in the weighted average number of shares outstanding for purposes of computing diluted earnings per share were due to the inclusion of the dilutive effect of outstanding employee incentive stock options, at prices ranging from $3.750 to $6.625. These differences in the weighted average number of shares outstanding for the calculation of basic and diluted earnings per share were not material and resulted in no differences between basic and diluted earnings per share. For the three months ended September 30, options to purchase 98,500 shares at $8.375 in 2001 and 158,500 shares, at prices ranging from $3.750 to $8.375 in 2000, were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares and therefore the effect would be anti-dilutive.

4. The reporting of comprehensive income requires disclosure of total non-shareowner changes in equity in interim periods and additional disclosures of the components of non-shareowner changes in equity on an annual basis. Total non-shareowner changes in equity include all changes in equity during a period except those resulting from investments by and distributions to shareowners. Comprehensive income for the three-month periods September 30, 2001, and 2000 was as follows:
                                                       Three Months Ended
                                                   ----------------------------
                                                     2001               2000
                                                   ---------        -----------

Net income (loss)                                  $ 858,000        $(1,109,000)
Other comprehensive income:
  Unrealized gains on investment securities           42,000            106,000
                                                   ---------        -----------

Comprehensive income (loss)                        $ 900,000        $(1,003,000)
                                                   =========        ===========

Shareowner's equity includes accumulated other comprehensive income of $42,000 at September 30, 2001, which relates to unrealized gains on investments. There was no accumulated other comprehensive gain or losses at June 30, 2001.

5. Cash and cash equivalents consist of demand deposits and other highly liquid investments. The investment portfolio has an average original maturity date between 3 and 10 years and a daily market exists for all of the investment securities. The Company believes that the impact of fluctuations in interest rates on its investment portfolio should not have a material impact on financial position or results of operations. It is the Company's intention to use these investment securities to provide working capital, fund the expansion of its business and for other business purposes.

At September 30, 2001, the Company had net unrealized gains of $67,000. At that date, the net after-tax effect of these gains was $42,000, which amount is included in equity. Purchases of investments at September 30, 2001, totaled $3,610,000. There were no purchases of investment securities for the corresponding period ended September 30, 2000. Sales of investment securities totaled $2,591,000 for the three months ended September 30, 2000. There were no sales of investment securities for the corresponding period ended September 30, 2001.

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

At September 30, 2001, Sparton has an accrual of $8,438,000 for its estimate of the future undiscounted minimum financial liability with respect to this matter, of which $928,000 is classified as a current liability and included on the balance sheet in accrued liabilities. The Company's minimum cost estimate is based upon existing technology and excludes legal and related consulting costs. The Company's estimate includes equipment and operating costs for on-site and off-site pump and treat containment systems, a soil vapor extraction program and continued on-site and off-site monitoring. Legal costs and related consulting costs are expensed as incurred.

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

Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. Future cash flows and results of operations could be significantly affected by the impact of changes associated with the ultimate resolution of this contingency.

Amounts charged to operations, principally legal and consulting, for the three months ended September 30, 2001 and 2000 were $173,000 and $201,000, respectively.

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

The Private Securities Litigation Reform Act of 1995 reflects Congress' determination that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by corporate management. The following discussion about the Company's results of operations and financial condition contains forward-looking statements that involve risk and uncertainty. The Company notes that a variety of factors could cause the actual results and experience to differ materially from anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, growth forecasts and results of the Company's business include, but are not limited to, timing and fluctuations in U.S. and/or world economies and customer demand for products. The already uncertain economic environment and decreasing commercial customer demand from the recent softening of the economy have been further exacerbated by the terrorist events of September 11, 2001. Additional uncertainties are competition in the overall EMS business, the availability and cost of materials, production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation. Availability of material components can adversely affect the Company's ability to meet customers' production schedules. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.

RESULTS OF OPERATIONS
---------------------

Sales for the three-month period ended September 30, 2001, totaled $40,810,000, a decrease of $1,872,000 (4%) from last year. Government EMS sales increased 12% to $9,822,000, while commercial EMS sales decreased 9% compared to last year. The decline in commercial EMS sales reflects current economic and market uncertainties as a result of the events following the tragedy on September 11, 2001. The uncertainty of demand in the commercial market has resulted in Sparton's taking additional measures to reduce costs and expenses. This includes the lay off of approximately 170 employees over the last six months.

An operating income of $1,275,000 was reported for the three months ended September 30, 2001, compared to an operating loss of $1,652,000 for the same period last year. The higher gross margin for the current period was reflective of an improved operational performance. In addition, several previously contested customer issues were successfully completed. Included in government EMS sales were $4,855,000 of shipments ($4,400,000 last year) with no gross margin. As previously disclosed, several government programs are loss contracts, which loss has been previously recognized. Gross margin for the three months ended September 30, 2000 was reduced by $557,000 due to pricing issues on a major commercial EMS program, which were resolved later in the fiscal year. Selling and administrative expenses were below the level last year as the Company continues to focus on cost control. Finally, included are charges against income related to the New Mexico environmental remediation effort, principally litigation, of $173,000 in 2001 and $201,000 in 2000. At September 30, 2001, the backlog of sales on loss contracts approximated $5.8 million.

Interest and Investment Income increased $50,000 to $129,000 in 2001 due to higher average investments. Other Expense-Net was $42,000 in 2001 compared to $187,000 for the corresponding three-month period last year. Last years amount included $147,000 for losses incurred in liquidating investments.

The Company reported net income of $858,000 ($.11 per share) for the three months ended September 30, 2001, compared to a net loss of $1,109,000 ($(.14) per share) for the corresponding period last year.

FINANCIAL POSITION
------------------

For the three-month period ended September 30, 2001, Cash and Cash Equivalents decreased $2,251,000 to $10,784,000. Overall, Cash and Investments increased by $1,359,000 from June 30, 2001. Operating activities provided $1,419,000 in net cash flows. The principal source of cash flow from operating activities was a decline in inventories. The principal use of cash flow from operating activities was a reduction in accounts payable, including $1,700,000 of payables to one customer which were in negotiations at year end. Cash flows used by investing activities totaled $3,670,000, principally for the purchase of investments. No cash was used or provided by financing activities.

The Company's market risk exposure to foreign currency exchange and interest rates are not considered to be material principally due to short term investments and minimal receivables and payables designated in foreign currency.

At September 30, 2001 and June 30, 2001, the aggregate government EMS backlog was approximately $71 million ($5.8 million at zero margins) and $59 million ($10.7 million at zero margin), respectively. A majority of the September 30, 2001, backlog is expected to be realized in the next 8-10 months. Commercial EMS sales are not included in the backlog. The Company does not believe the amount of commercial sales covered by firm purchase orders is a meaningful measure of future sales, as such orders may be rescheduled or cancelled without significant penalty.

No dividends were declared in either period presented. At September 30, 2001, the Company had $80,423,000 in recorded shareowners' equity ($10.62 per share), $67,145,000 in working capital, and a 5.66:1.00 working capital ratio.

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

At September 30, 2001, Sparton has an accrual of $8,438,000 for its estimate of the future undiscounted minimum financial liability with respect to this matter, of which $928,000 is classified as a current liability and included on the balance sheet in accrued liabilities. The Company's minimum cost estimate is based upon existing technology and excludes legal and related consulting costs. The Company's estimate includes equipment and operating costs for on-site and off-site pump and treat containment systems, a soil vapor extraction program and continued on-site and off-site monitoring. Legal costs and related consulting costs are expensed as incurred.

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

Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. Future cash flows and results of operations could be significantly affected by the impact of changes associated with the ultimate resolution of this contingency.

Amounts charged to operations, principally legal and consulting, for the three months ended September 30, 2001 and 2000 were $173,000 and $201,000, respectively.

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

Upon entering into the Consent Decree, the Company reviewed its estimates of the future costs expected to be incurred in connection with its remediation of the environmental issues associated with its Coors Road Plant over the next 30 years. The Company increased its accrual for the cost of addressing environmental impacts associated with its Coors Road Plant by $10,000,000, pre-tax, in December 1999. At September 30, 2001, the remaining undiscounted minimum accrual for EPA remediation approximates $8,438,000. The Company's estimate is based upon existing technology and current costs which have not been discounted. The estimate includes equipment and operating and maintenance costs for the on-site and off-site pump and treat containment systems, a soil vapor extraction program and continued on-site and off-site monitoring. It also includes the required periodic reporting requirements. This estimate does not include legal and related consulting costs which are expensed as incurred. The estimate does not reflect any offset or reduction for monies that may be recovered from various parties which the Company is currently pursuing as described below.

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

On February 11, 1998, Sparton Technology, Inc. commenced litigation in the United States Court of Federal Claims alleging that the Department of Energy
(DOE), acting through its contractors, Sandia Corporation and Allied Signal, Inc., is liable for reimbursement of Sparton's costs incurred in defending against and complying with federal and state regulatory requirements. The DOE prescribed certain mandatory performance requirements that were then imposed upon Sparton Technology through its agreements with Sandia Corporation and Allied Signal, Inc. On February 9, 1999, the Court of Federal Claims dismissed Sparton Technology's complaint on the basis of a lack of jurisdiction concluding that an agency relationship did not exist between Sandia Corporation and Allied Signal, Inc. and the United States for purposes of reimbursing costs incurred during litigation. Sparton Technology believed that the court erred in its decision and filed its notice of appeal on April 9, 1999. On April 18, 2000, the Federal Circuit Court reversed the lower court's decision and reinstated Sparton Technology's claim for purposes of examining whether the Court of Federal Claims does indeed have jurisdiction. Sparton Technology is now proceeding with discovery on the jurisdiction related issues. On September 28, 2001 the government filed a Motion for Summary Judgement on the issue of jurisdiction. Sparton Technology will oppose government's Motion and file its opposition on or about October 26, 2001.

Sparton Technology, Inc. filed a Complaint on September 21, 1998, against Allied Signal, Inc. in U.S. District Court in Kansas City seeking to recover costs incurred to investigate and remediate impacts to the environment at its Coors Road facility. In July 1999, the Court allowed Sparton Technology to amend its complaint to add Sandia Corporation and the DOE as defendants. In March 2000, the case was transferred to the United States District Court in Albuquerque, New Mexico. Written discovery commenced, but was stayed on July 13, 2000, so that a court-ordered mediation could be conducted. Mediation did not result in settlement, and on December 20, 2000, the Court entered a new discovery scheduling order whereby fact discovery is currently scheduled to end in December 2001 and expert witness discovery in July 2002. Dispositive motions are due at that time. Trial is not yet scheduled, but normally takes place within six months of dispositive motions. Active discovery is now taking place.

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

      (b)  Reports on Form 8-K filed in the First Quarter of Fiscal 2002:  None

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SPARTON CORPORATION
                                    -------------------
                                    Registrant

Date:   November 13, 2001           /s/ David W. Hockenbrocht
        -----------------           --------------------------------------------
                                    David W. Hockenbrocht, CEO and President

Date:   November 13, 2001           /s/ Richard Langley
        -----------------          --------------------------------------------
                                    Richard Langley, Principal Financial Officer