Form 10-Q
period 2001-12-31
SPARTON CORP
filed 2002-02-08
CIK 92679

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE PERIOD ENDED December 31, 2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD From to Commission File number 1-1000
                                                                         ------
                               SPARTON CORPORATION
                               -------------------
             (Exact name of registrant as specified in its charter)

            Ohio                                        38-1054690
            ----                                        ----------
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

Common Stock, $1.25 Par Value - 7,559,790 shares as of January 31, 2002.

                                      INDEX

                      SPARTON CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets - December 31 and June 30, 2001.                       3

             Condensed Consolidated Statements of Operations - Three-Month and Six-Month
             Periods ended December 31, 2001 and 2000.                                                    4

             Condensed Consolidated Statements of Cash Flows - Six-Month Periods ended
             December 31, 2001 and 2000.                                                                  5

             Notes to Condensed Consolidated Financial Statements                                         6

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations        8

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                                                           11

    Item 6.  Exhibits and Reports on Form 8-K                                                            13

    Signatures                                                                                           13


                      SPARTON CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (Unaudited)
                          December 31 and June 30, 2001


                                                                                  December 31         June 30
                                                                                  -----------         -------
ASSETS
Current assets:
  Cash and cash equivalents                                                       $ 13,354,211      $ 13,034,790
  Investment securities                                                              4,718,709         1,175,000
  Accounts receivable                                                               19,809,418        23,704,854
  Inventories and costs on contracts in progress, less progress payments
    of $5,852,000 at December 31 ($11,234,000 at June 30)                           41,384,155        44,912,886
  Prepaid expenses                                                                   3,656,162         3,685,831
                                                                                  ------------      ------------
      Total current assets                                                          82,922,655        86,513,361

Other assets                                                                        11,328,944        11,170,575
Property, plant and equipment - net                                                  9,406,089        10,110,569
                                                                                  ------------      ------------
        Total assets                                                              $103,657,688      $107,794,505
                                                                                  ============      ============
LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Accounts payable                                                                $  7,494,383      $ 13,329,356
  Salaries and wages                                                                 2,362,729         2,902,324
  Accrued liabilities                                                                4,629,386         4,187,044
  Income taxes payable                                                                 736,046           117,457
                                                                                  ------------      ------------
      Total current liabilities                                                     15,222,544        20,536,181

Deferred income taxes                                                                  127,200           127,200
Environmental remediation                                                            7,373,008         7,608,673

Shareowners' equity:
  Common stock - 7,560,590 shares outstanding at December 31 after deducting
     374,122 shares in treasury and 7,570,090 shares outstanding
     at June 30 after deducting 364,622 shares in treasury                           9,450,737         9,462,613
  Capital in excess of par value                                                       477,543           478,144
  Accumulated other comprehensive income                                                   -                 -
  Retained earnings                                                                 71,006,656        69,581,694
                                                                                  ------------      ------------
      Total shareowners' equity                                                     80,934,936        79,522,451
                                                                                  ------------      ------------
        Total liabilities and shareowners' equity                                 $103,657,688      $107,794,505
                                                                                  ============      ============

SEE ACCOMPANYING NOTES.

                      SPARTON CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
           (Unaudited) For the Three-Month and Six-Month Periods ended
                           December 31, 2001 and 2000


                                                        Three-Month Periods                   Six-Month Periods
                                                 -------------------------------       --------------------------------
                                                      2001              2000               2001              2000
                                                 ------------       ------------       ------------       -------------

Net sales                                        $ 41,065,819       $ 46,556,366       $ 81,875,899       $ 89,238,678
Costs and expenses:
  Costs of goods sold                              37,248,947         41,458,438         73,331,112         82,111,374
  Selling and administrative                        3,213,359          4,036,697          6,665,891          7,717,605
                                                 ------------       ------------       ------------       ------------
                                                   40,462,306         45,495,135         79,997,003         89,828,979
                                                 ------------       ------------       ------------       ------------
                                                      603,513          1,061,231          1,878,896           (590,301)
Other income (expenses):
  Interest and investment income                      114,344            149,436            242,968            228,252
  Interest expense                                     (6,755)               -               (6,755)               -
  Other - net                                         274,962            (19,117)           233,015           (206,448)
                                                 ------------       ------------       ------------       ------------
                                                      382,551            130,319            469,228             21,804
                                                 ------------       ------------       ------------       ------------

Income (loss) before income taxes                     986,064          1,191,550          2,348,124           (568,497)
Provision (credit) for income taxes                   365,000            441,000            869,000           (210,000)
                                                 ------------       ------------       ------------       ------------
   Net income (loss)                             $    621,064       $    750,550       $  1,479,124       $   (358,497)
                                                 ============       ============       == ==========      ============

Basic and diluted earnings (loss) per share             $ .08              $ .09              $ .20              $(.05)
                                                        =====              =====              =====              =====
Dividends                                               $ -0-              $ -0-              $ -0-              $ -0-
                                                        =====              =====              =====              =====

SEE ACCOMPANYING NOTES

                      SPARTON CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited) For the Six-Month Periods ended December 31, 2001 and 2000


                                                                    2001               2000
                                                               ------------       -------------
Cash flows provided (used) by operating activities:
  Income (loss) from continuing operations                     $  1,479,124       $   (358,497)

Add noncash items affecting operations:
  Depreciation                                                      854,271          1,003,567

Add (deduct) changes in operating assets and liabilities:
  Accounts receivable                                             3,895,436            459,630
  Inventories                                                     3,528,731          3,085,001
  Taxes on Income                                                   618,589           (140,067)
  Other                                                            (303,249)           906,413
  Accounts payable                                               (5,834,973)        (1,173,043)
                                                               ------------       ------------
                                                                  4,237,929          3,783,004

Cash flows provided (used) by investing activities:
  (Purchases) sales of investment securities-net                 (3,543,709)         3,427,935
  Noncurrent other assets                                          (158,369)           412,888
  Purchases of property, plant and equipment-net                   (149,791)          (535,046)
                                                               ------------       ------------
                                                                 (3,851,869)         3,305,777

Cash flows provided (used) by financing activities:
  Purchase of common stock for treasury                             (66,639)               -
                                                               ------------       ------------

Increase in cash and cash equivalents                               319,421          7,088,781
Cash and cash equivalents at beginning of period                 13,034,790          5,052,405
                                                               ------------       ------------

Cash and cash equivalents at end of period                     $ 13,354,211       $ 12,141,186
                                                               ============       ============
Supplemental disclosures of cash paid (refunded):

   Income taxes paid                                           $    799,000       $     75,000
                                                               ============       ============
   Income taxes refunded                                       $   (485,000)               -
                                                               ============       ============
   Interest paid                                               $      7,000                -
                                                               ============       ============

SEE ACCOMPANYING NOTES

                      SPARTON CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying condensed consolidated balance sheet at December 31, 2001, and the related condensed consolidated statements of operations for the three-month and six-month periods ended December 31, 2001 and 2000 and cash flows for the six-month periods ended December 31, 2001 and 2000 are unaudited, but include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of such financial statements. The results of operations for the period ended December 31, 2001, are not necessarily indicative of the results that may be expected for the third quarter or for the full fiscal year.

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

Inventories are valued at the lower of cost (first-in, first-out basis) or market and include costs related to long-term contracts. Inventories, other than contract costs, are principally raw materials and supplies. The following are the major classifications of inventory, which are presented net of progress payments.

                                         December 31            June 30
                                         -----------          -----------
    Raw materials                        $30,193,000          $30,122,000
    Work in process and finished goods    11,191,000           14,791,000
                                         -----------          -----------
       Total                             $41,384,000          $44,913,000
                                         ===========          ===========

3. Basic earnings per share were computed using the weighted average number of shares outstanding. For the three-month and six-month periods, average shares outstanding were 7,566,560 and 7,568,325, respectively, for 2001, and 7,828,090 for both periods in 2000.

Differences in the number of shares outstanding for purposes of computing diluted earnings per share were due to the inclusion of the dilutive effect of outstanding employee incentive stock options granted of 178,500 shares and 443,000 shares, at prices ranging from $3.75 to $6.625 and $3.75 to $7.01, respectively, for the three-month and six-month periods in 2001; and 149,000 shares at prices ranging from $3.75 to $4.25 for both corresponding periods in 2000. These differences in the average number of shares outstanding for the calculation of basic and diluted earnings per share were not material and resulted in no differences in per share amounts.

Options to purchase 267,000 shares and 2,500 shares at prices ranging from $7.01 to $8.375 and $7.25 to $8.375 for the three months and six months ended December 31, 2001, and options to purchase 148,500 shares at prices ranging from $6.625 to $8.375 for both corresponding periods in 2000, were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares and therefore the effect would be anti-dilutive.

In the six-month period ended December 31, 2001, the Company purchased 9,500 shares of common stock for treasury, at prices ranging from $6.60 to $7.00. These repurchases have resulted in a net charge to Retained Earnings of $54,000.

4. The reporting of comprehensive income requires disclosure of total non-shareowner changes in equity in interim periods and additional disclosures of the components of non-shareowner changes in equity on an annual basis. Total non-shareowner changes in equity include all changes in equity during a period except those resulting from investments by and distributions to shareowners. Comprehensive income for the three-month and six-month periods ending December 31, 2001 and 2000 was as follows:


                                                             Three Months Ended            Six Months Ended
                                                          -----------------------      ------------------------
                                                            2001           2000           2001          2000
                                                            ----           ----           ----          ----

Net income (loss)                                         $621,000       $751,000      $1,479,000    $(358,000)
Other comprehensive income (loss):
  Unrealized gains (losses) on investment securities       (42,000)         2,000           --         108,000
                                                          --------       --------      ----------    ---------
Comprehensive income (loss)                               $579,000       $753,000      $1,479,000    $(250,000)
                                                          ========       ========      ==========    =========

5. Cash and cash equivalents consist of demand deposits and other highly liquid investments. The investment portfolio has original maturity dates between 3 and 10 years and a daily market exists for all of the investment securities. The Company believes that the impact of fluctuations in interest rates on its investment portfolio should not have a material impact on financial position or results of operations. It is the Company's intention to use these investment securities to provide working capital, fund the expansion of its business and for other business purposes.

For the six months ended December 31, 2001 and 2000, the Company had sales of investment securities totaling $20,000 and $3,428,000, respectively. Purchases of investment securities totaled $3,564,000 for the six months ended December 31, 2001. There were no purchases of investment securities in the six months ended December 31, 2000.

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

At December 31, 2001, Sparton has a remaining accrual of $8,273,000 as its estimate of the future undiscounted minimum financial liability with respect to this matter, of which $900,000 is classified as a current liability and included in accrued liabilities. The Company's minimum cost estimate is based upon existing technology and excludes legal and related consulting costs. The Company's estimate includes equipment and operating costs for on-site and off-site pump and treat containment systems, a soil vapor extraction program and continued on-site and off-site monitoring. Legal costs and related consulting costs are expensed as incurred.

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

Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be significantly affected by the impact of changes associated with the ultimate resolution of this contingency.

Amounts charged to operations, principally legal and consulting, for the six months ended December 31, 2001 and 2000 were $301,000 and $677,000, respectively.

Settlement discussions on several of the Company's claims for reimbursement continue.

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

The Private Securities Litigation Reform Act of 1995 reflects Congress' determination that the disclosures of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by corporate management. The following discussion about the Company's results of operations and financial condition contains forward-looking statements that involve risk and uncertainty. The Company notes that a variety of factors could cause the actual results and experience to differ materially from anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, growth forecasts and results of the Company's business include, but are not limited to, timing and fluctuations in U.S. and/or world economies, customer demand for products, competition in the overall EMS business, availability of production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation. An additional risk factor is the availability and cost of materials. The Company has encountered availability and extended lead time issues on some electronic components in the past, which have resulted in higher prices and late deliveries. Finally, the timing of sonobuoy sales is dependent upon access to, and successful passage of, product tests performed by the U.S. Navy. Declining governmental budgets have made access to the test range less predictable and frequent than in the past. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.

RESULTS OF OPERATIONS
---------------------

Six-Month Periods
-----------------

Sales for the six-month period ended December 31, 2001, were in line with our adjusted expectations and totaled $81,876,000, a decline of $7,363,000 (8%) from last year. Government EMS sales for the six months increased 37% to $27,614,000, while commercial EMS sales decreased 22%. The increase in government sales was due to an accelerated rate of sonobuoy production, which should continue through fiscal year end, June 30, 2002, and higher than expected foreign sonobuoy sales. The decline in commercial EMS sales reflects market uncertainties following the tragedy on September 11, 2001, and the general economic recession. The uncertainty of demand in the commercial markets led to additional measures to monitor and control costs and expenses.

An operating income of $1,879,000 was reported for the six months ended December 31, 2001, compared to an operating loss of ($590,000) for the same period last year. The higher gross margin for the current period was reflective of improved operational performance. Margins on government programs are improving as the Company concludes sonobuoy contracts that were loss contracts, which carried no gross margin. Selling and administrative expenses were significantly below last year as the Company continues to focus on cost control. Finally, included were charges against income related to the New Mexico environmental remediation effort , principally litigation, of $301,000 in 2001 and $677,000 in 2000. At December 31, 2001, the remaining backlog of loss contracts approximated $5.6 million.

Interest and Investment Income increased $15,000 to $243,000 in 2001 due to higher average investments. Other Income-Net of $233,000 in 2001 includes a one-time recovery of $200,000. In liquidating investments in the first quarter of fiscal 2001, the Company incurred a loss of $147,000.

The Company reported net income of $1,479,000 ($.20 per share) for the six months ended December 31, 2001, compared to a net loss of ($358,000) ($(.05) per share) for the corresponding period last year.

Three-Month Periods
-------------------

Sales for the three-month period ended December 31, 2001, totaled $41,066,000, a decline of $5,491,000 (12%) from the same quarter last year. Government EMS sales increased $7,664,000, while commercial EMS sales decreased $13,155,000. In addition to higher than expected foreign sales, the improvement in government sales represents increased sonobuoy production and shipments. We expect this accelerated rate of sonobuoy production to continue through June 30, 2002, during which time we expect to complete all U.S. Government 1999, 2000, and 2001 contracts. The decline in commercial EMS sales reflects current economic and market uncertainties as a result of the events following the tragedy on Septem-ber 11, 2001, and the general economic recession. In response to the decline in the commercial market, the Company continues to take additional measures to reduce costs and expenses.

Operating profits of $603,000 and $1,061,000 were reported for the three months ended December 31, 2001 and 2000, respectively. In December 2000, the Company recovered program startup costs previously incurred of $1.9 million. The recovery was included both in sales and income for the period. Selling and administrative expenses were significantly below last year as the Company continues to monitor costs and expenses. Finally, sales and administrative expense includes charges related to the New Mexico environmental remediation effort, principally litigation, of $127,000 in 2001 and $476,000 in 2000.

Interest and Investment Income declined $35,000 to $114,000 in 2001 due to lower interest rates. Interest Expense was 7,000 in 2001; there was no Interest Expense for the corresponding period last year. Other Income-Net was $275,000 in 2001 compared to Other (Expense)-Net of $19,000 for the corresponding three-month period last year. Included in Other Income-Net in 2001 is $200,000 of a one-time recovery. The Company received shares in a former insurer as part of that company's conversion to a stock company (formerly a mutual company).

The Company reported a net profit of $621,000 ($.08 per share) for the three months ended December 31, 2001, compared to a net profit of $751,000 ($.09 per share) for the corresponding period last year.

FINANCIAL POSITION
------------------

For the six-month period ended December 31, 2001, Cash and Cash Equivalents increased $319,000 to $13,354,000. Operating activities provided $4,238,000 in net cash flows. The principal sources of cash flow from operating activities were reductions in accounts receivable and inventories. The principle use of cash flow from operating activities was a reductions in accounts payable, including $1,700,000 of payments to one customer which were in negotiations at year end. Cash flows used by investing activities totaled $3,852,000, principally from the purchase of investments. Cash flows used by financing activities totaled $67,000. These funds were used to repurchase shares of common stock for the treasury.

The Company's market risk exposure to foreign currency exchange and interest rates are not considered to be material due principally to short term investment and minimal receivables and payables denominated in foreign currency.

At December 31, 2001, the aggregate government EMS backlog was approximately $50.7 million. A majority of this backlog is expected to be realized in the next six to ten months. Commercial EMS sales are not included in the backlog. The Company does not believe the amount of commercial sales covered by purchase orders received is a meaningful measure of future sales, as such orders may be rescheduled or cancelled without significant penalty.

At December 31, 2001, the Company had $80,935,000 in recorded shareowners' equity ($10.70 per share), $67,700,000 in working capital, and a 5.45:1.00 working capital ratio. No dividends were declared in either period presented.

OTHER
-----

One of Sparton's facilities, located in Albuquerque, New Mexico, has been the subject of ongoing investigations conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). The investigation began in the early 1980's and involved a review of on-site and off-site environmental impacts.

At December 31, 2001, Sparton has an accrual of $8,273,000 as its estimate of the future undiscounted minimum financial liability with respect to this matter. The Company's cost estimate is based upon existing technology and excludes legal and related consulting costs. The Company's estimate includes equipment and operating costs for on-site and off-site pump and treat containment systems, a soil vapor extraction program and continued on-site and off-site monitoring. This estimate is based on existing methodology. Legal and related consulting costs are expensed as incurred.

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

The remediation activities called for by the work plans have been installed and are either completed, in the case of soil vapor extraction, or in operation, in the case of offsite and onsite containment wells. It is anticipated that ongoing remediation activities will operate for a period of time during which Sparton Technology and the regulatory agencies will analyze their effectiveness. The Company believes that it will take at least three to five years from the date of the Consent Decree before the effectiveness of the groundwater containment wells can be established. If ineffective, additional remedies may be imposed at a significantly increased cost. There is no assurance that additional costs greater than the amount accrued will not be incurred or that changes in environmental laws or their interpretation will not require that additional amounts be spent.

Upon entering into the Consent Decree, the Company reviewed its estimates of the future costs expected to be incurred in connection with its remediation of the environmental issues associated with its Coors Road Plant over the next 30 years. The Company increased its accrual for the cost of addressing environmental impacts associated with its Coors Road Plant by $10,000,000, pre-tax, in December 1999. At December 31, 2001, the remaining undiscounted minimum accrual for EPA remediation approximates $8,273,000. The Company's estimate is based upon existing technology and current costs which have not been discounted. The estimate includes equipment and operating and maintenance costs for the on-site and off-site pump and treat containment systems, a soil vapor extraction program and continued on-site and off-site monitoring. It also includes the required periodic reporting requirements. This estimate does not include legal and related consulting costs which are expensed as incurred. The estimate does not reflect any offset or reduction for monies recovered from various parties which the Company is currently pursuing as described below.

In 1995 Sparton Corporation and Sparton Technology, Inc. filed a Complaint in the Circuit Court of Cook County, Illinois, against Lumbermens Mutual Casualty Company and American Manufacturers Mutual Insurance Company demanding reimbursement of expenses incurred in connection with its remediation efforts at the Coors Road facility based on various primary and excess comprehensive general liability policies in effect between 1959 and 1975. In 1999 the Complaint was amended to add various other excess insurers, including certain London market insurers and Fireman's Fund Insurance Company. The case is currently in the discovery stage, with discovery scheduled to close on March 15, 2002.

On February 11, 1998, Sparton Technology, Inc. commenced litigation in the United States Court of Federal Claims alleging that the Department of Energy
(DOE), acting through its contractors, Sandia Corporation and Allied Signal, Inc., is liable for reimbursement of Sparton's costs incurred in defending against and complying with federal and state regulatory requirements. The DOE prescribed certain mandatory performance requirements that were then imposed upon Sparton Technology through its agreements with Sandia Corporation and Allied Signal, Inc. On February 9, 1999, the Court of Federal Claims dismissed Sparton Technology's complaint on the basis of a lack of jurisdiction concluding that an agency relationship did not exist between Sandia Corporation and Allied Signal, Inc. and the United States for purposes of reimbursing costs incurred during litigation. Sparton Technology believed that the court erred in its decision and filed its notice of appeal on April 9, 1999. On April 18, 2000, the Federal Circuit Court reversed the lower court's decision and reinstated Sparton Technology's claim for purposes of examining whether the Court of Federal Claims does indeed have jurisdiction. The parties have been conducting limited discovery on the issue of jurisdiction only. On September 28, 2001, the DOE filed its motion for summary judgment seeking dismissal of Sparton's complaint for lack of jurisdiction. On October 26, 2001, Sparton opposed DOE's motion and cross-moved for summary judgment in Sparton's favor on the issue of jurisdiction. Oral argument on both summary judgment motions has not yet been scheduled.

Sparton Technology, Inc. filed a complaint on September 21, 1998, against Allied Signal, Inc. in U.S. District Court in Kansas City seeking to recover costs incurred to investigate and remediate impacts to the environment at its Coors Road facility. In July 1999, the Court allowed Sparton Technology to amend its complaint to add Sandia Corporation and the DOE as defendants. In March 2000, the case was transferred to the United States District Court in Albuquerque, New Mexico. Written discovery commenced, but was stayed on July 13, 2000, so that a court-ordered mediation could be conducted. Mediation did not result in settlement, and on December 20, 2000, the Court entered a new discovery schedul-ing order whereby fact discovery is currently scheduled to end in December 2001 and expert witness discovery in July 2002. Dispositive motions are due at that time. Trial is not yet scheduled, but normally takes place within six months of dispositive motions. Active discovery is now taking place. Settlement discussions are also continuing.

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

      (b)  Reports on Form 8-K filed in the Second Quarter of Fiscal 2002: None

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SPARTON CORPORATION
                                       -------------------
                                       Registrant

Date:      February 8, 2002            /s/ David W. Hockenbrocht              .
                                       ----------------------------------------
                                       David W. Hockenbrocht, CEO and President

Date:      February 8, 2002            /s/ Richard Langley                    .
                                       ----------------------------------------
                                       Richard Langley, Chief Financial Officer