Form 10-Q
period 2002-03-31
SPARTON CORP
filed 2002-05-10
CIK 92679

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED March 31, 2002.
                                               --------------

                                                    OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD From ______________ to
     --------------

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

Common Stock, $1.25 Par Value - 7,559,790 shares as of April 30, 2002.

                                      INDEX

                      SPARTON CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets - March 31, 2002 and June 30, 2001.                                3

             Condensed Consolidated Statements of Operations - Three-Month and Nine-Month
             Periods ended March 31, 2002 and 2001.                                                                   4

             Condensed Consolidated Statements of Cash Flows - Nine-Month Periods ended
             March 31, 2002 and 2001.                                                                                 5

             Notes to Condensed Consolidated Financial Statements                                                     6

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                    8

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings                                                                                       11

     Item 6. Exhibits and Reports on Form 8-K                                                                        13

     Signatures                                                                                                      13

                      SPARTON CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (Unaudited)
                        March 31, 2002 and June 30, 2001


                                                                                 March 31           June 30
                                                                              -------------    -------------
ASSETS
Current assets:
   Cash and cash equivalents                                                  $  13,560,560    $  13,034,790
   Investment securities                                                          4,652,177        1,175,000
   Accounts receivable                                                           24,088,651       23,704,854
   Inventories and costs on contracts in progress, less
     progress payments of $7,932,000 at March 31
     ($11,234,000 at June 30)                                                    37,534,977       44,912,886
   Prepaid expenses                                                               3,731,243        3,685,831
                                                                              -------------    -------------
      Total current assets                                                       83,567,608       86,513,361

Other assets                                                                     11,421,308       11,170,575
Property, plant and equipment - net                                               9,145,049       10,110,569
                                                                              -------------    -------------
         Total assets                                                         $ 104,133,965    $ 107,794,505
                                                                              =============    =============



LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
   Accounts payable                                                           $   5,331,162    $  13,329,356
   Salaries and wages                                                             3,297,144        2,902,324
   Accrued liabilities                                                            5,464,938        4,187,044
   Income taxes payable                                                           1,019,046          117,457
                                                                              -------------    -------------
      Total current liabilities                                                  15,112,290       20,536,181

Deferred income taxes                                                               127,200          127,200
Environmental remediation                                                         7,362,775        7,608,673

Shareowners' equity:

   Common stock - 7,559,790 shares outstanding at March 31 after deducting
     374,922 shares in treasury and 7,570,090 shares outstanding at June 30
     after deducting 364,622 shares in treasury                                   9,449,737        9,462,613
   Capital in excess of par value                                                   477,493          478,144
   Accumulated other comprehensive loss                                              (3,121)            --
   Retained earnings                                                             71,607,591       69,581,694
                                                                              -------------    -------------
      Total shareowners' equity                                                  81,531,700       79,522,451
                                                                              -------------    -------------
         Total liabilities and shareowners' equity                            $ 104,133,965    $ 107,794,505
                                                                              =============    =============

SEE ACCOMPANYING NOTES.

                      SPARTON CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations (Unaudited)
    For the Three-Month and Nine-Month Periods ended March 31, 2002 and 2001


                                            Three-Month Periods             Nine-Month Periods
                                       -----------------------------   ------------------------------
                                          2002             2001            2002             2001
                                       -------------   -------------   -------------    -------------
Net sales                              $  34,970,080   $  46,457,914   $ 116,845,979    $ 135,696,592
Costs and expenses:
  Costs of goods sold                     31,241,349      42,359,755     104,572,461      123,903,060
  Selling and administrative               2,986,577       3,472,660       9,652,468       11,866,779
                                       -------------   -------------   -------------    -------------
                                          34,227,926      45,832,415     114,224,929      135,769,839
                                       -------------   -------------   -------------    -------------
                                             742,154         625,499       2,621,050          (73,247)
Other income (expenses):
  Interest and investment income              82,967         154,785         325,935          383,037
  Interest expense                              --              --            (6,755)            --
  Other - net                                136,363         119,786         369,378           21,783
                                       -------------   -------------   -------------    -------------
                                             219,330         274,571         688,558          404,820
                                       -------------   -------------   -------------    -------------

Income before income taxes                   961,484         900,070       3,309,608          331,573
Provision for income taxes                   356,000         333,000       1,225,000          123,000
                                       -------------   -------------   -------------    -------------
  Net income                           $     605,484   $     567,070   $   2,084,608    $     208,573
                                       =============   =============   =============    =============

Basic and diluted earnings per share   $         .08   $         .08   $         .27    $         .03
                                       =============   =============   =============    =============

Dividends                                      $ -0-           $ -0-           $ -0-            $ -0-
                                       =============   =============   =============    =============


SEE ACCOMPANYING NOTES

                      SPARTON CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statements of Cash Flows (Unaudited)
            For the Nine-Month Periods ended March 31, 2002 and 2001


                                                                2002              2001
                                                            ------------    ------------
Cash flows provided (used) by operating activities:
   Income from continuing operations                        $  2,084,608    $    208,573

Add noncash items affecting operations:
   Depreciation                                                1,228,756       1,469,341

Add (deduct) changes in operating assets and liabilities:
   Inventories                                                 7,377,909        (494,122)
   Other                                                       1,378,281       1,600,941
   Taxes on income                                               901,589         175,933
   Accounts receivable                                          (383,797)      1,008,327
   Accounts payable                                           (7,998,194)     (1,689,078)
                                                            ------------    ------------
                                                               4,589,152       2,279,915

Cash flows provided (used) by investing activities:
   (Purchases) sales of investment securities-net             (3,477,177)      3,448,704
   Noncurrent other assets                                      (250,733)        462,658
   Purchases of property, plant and equipment-net               (263,236)       (601,726)
                                                            ------------    ------------
                                                              (3,991,146)      3,309,636

Cash flows used by financing activities:
   Purchase of common stock for treasury                         (72,236)       (765,000)
                                                            ------------    ------------

Increase in cash and cash equivalents                            525,770       4,824,551
Cash and cash equivalents at beginning of period              13,034,790       5,052,405
                                                            ------------    ------------

Cash and cash equivalents at end of period                  $ 13,560,560    $  9,876,956
                                                            ============    ============

Supplemental disclosures of cash paid (refunded):

     Income taxes                                           ($   395,000)   $     96,000
                                                            ============    ============



SEE ACCOMPANYING NOTES

                      SPARTON CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. The accompanying condensed consolidated balance sheet at March 31, 2002, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended March 31, 2002 and 2001 and cash flows for the nine-month periods ended March 31, 2002 and 2001 are unaudited, but include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of such financial statements. The results of operations for the period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the full fiscal year. The year to date consolidated statement of operation for fiscal 2001 has been reclassified to be consistent with the fiscal 2002 presentation.

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

                                                           March 31                June 30
                                                         -----------              -----------
        Raw materials                                    $19,503,000              $30,122,000
        Work in process and finished goods                18,032,000               14,791,000
                                                         -----------              -----------
          Total                                          $37,535,000              $44,913,000
                                                         ===========              ===========


Work in process and finished goods inventory includes $7.6 million and $5.3 million of sonobuoys at March 31, 2002, and June 30, 2001, respectively.

3. Basic earnings per share were computed using the weighted average number of shares outstanding. Average shares outstanding were 7,559,817 and 7,670,090 for the three-month periods; and 7,564,071 and 7,749,090 for the nine-month periods, respectively, in 2002 and 2001.

Differences in the number of shares outstanding for purposes of computing diluted earnings per share were due to the inclusion of the dilutive effect of outstanding employee incentive stock options of 457,500 shares and 455,000 shares, at prices ranging from $3.75 to $7.25 and $7.01, respectively, for the three-month and nine-month periods in 2002; and 149,000 shares at prices ranging from $3.75 to $4.25 for both reported periods in 2001. These differences in the average number of shares outstanding for the calculation of basic and diluted earnings per share were not material and resulted in no differences in per share amounts.

Not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares and therefore the effect would be anti-dilutive, were options to purchase 2,500 shares at $7.25 for the nine months ended March 31, 2002; and 148,500 shares at prices ranging from $6.625 to $8.375 for the three months and nine months ended March 31, 2001.

In the nine-month period ended March 31, 2002, the Company purchased 10,300 shares of common stock for treasury, at prices ranging from $6.60 to $7.00. These repurchases have resulted in a net charge to Retained Earnings of $59,000.

4. The reporting of comprehensive income requires disclosure of total non-shareowner changes in equity in interim periods and additional disclosures of the components of non-shareowner changes in equity on an annual basis. Total non-shareowner changes in equity include all changes in equity during a period except those resulting from investments by and distributions to shareowners. Comprehensive income for the three-month and nine-month periods ending March 31, 2002 and 2001 was as follows:

                                                         Three Months Ended           Nine Months Ended
                                                     --------------------------   --------------------------
                                                        2002           2001          2002           2001
                                                     -----------    -----------   -----------    -----------
Net income                                           $   605,000    $   567,000   $ 2,085,000    $   209,000
Other comprehensive income (loss):
  Unrealized gains (losses) on investment securities      (3,000)          --          (3,000)       108,000
                                                     -----------    -----------   -----------    -----------
Comprehensive income                                 $   602,000    $   567,000   $ 2,082,000    $   317,000
                                                     ===========    ===========   ===========    ===========



5. Cash and cash equivalents consist of demand deposits and other highly liquid investments. The investment portfolio has original maturity dates between 2 and 30 years and a daily market exists for all of the investment securities. The Company believes that the impact of fluctuations in interest rates on its investment portfolio should not have a material impact on financial position or results of operations. It is the Company's intention to use these investment securities to provide working capital, fund the expansion of its business and for other business purposes.

For the nine months ended March 31, 2002 and 2001, the Company had sales of investment securities totaling $25,000 and $3,449,000, respectively. Purchases of investment securities totaled $3,502,000 for the nine months ended March 31, 2002. There were no purchases of investment securities in the nine months ended March 31, 2001.

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

At March 31, 2002, Sparton has a remaining accrual of $8,129,000 as its estimate of the future undiscounted minimum financial liability with respect to this matter, of which $766,000 is classified as a current liability and included in accrued liabilities. The Company's minimum cost estimate is based upon existing technology and excludes legal and related consulting costs. The Company's estimate includes equipment and operating costs for on-site and off-site pump and treat containment systems, a soil vapor extraction program and continued on-site and off-site monitoring. Legal costs and related consulting costs are expensed as incurred.

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

Amounts charged to operations, principally legal and consulting, for the nine months ended March 31, 2002 and 2001 were $431,000 and $695,000, respectively. These costs were generally incurred in pursuit of various claims for reimbursement.

Settlement discussions on several of these claims for reimbursement continue.

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

The Private Securities Litigation Reform Act of 1995 reflects Congress' determination that the disclosures of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by corporate management. The following discussion about the Company's results of operations and financial condition contains forward-looking statements that involve risk and uncertainty. The Company notes that a variety of factors could cause the actual results and experience to differ materially from anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, growth forecasts and results of the Company's business include, but are not limited to, timing and fluctuations in U.S. and/or world economies, customer demand for products, competition in the overall EMS business, availability of production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation. An additional risk factor is the availability and cost of materials. The Company has encountered availability and extended lead time issues on some electronic components in the past, which have resulted in higher prices and late deliveries. Finally, the timing of sonobuoy sales is dependent upon access to, and successful passage of, product tests performed by the U.S. Navy. Reduced governmental budgets have made access to the test range less predictable and frequent than in the past. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.


RESULTS OF OPERATIONS

NINE-MONTH PERIODS

Sales for the nine-month period ended March 31, 2002, totaled $116,846,000, a decline of $18,851,000 (14%) from last year. Overall, sales were below the Company's original plan, but in line with revised expectations given the current economic environment. Government EMS sales for the nine months increased 44% to $41,483,000, while commercial EMS sales declined 29%. The increase in government sales was due to accelerated sonobuoy production, which should continue through fiscal year end, June 30, 2002, and higher than expected foreign sonobuoy sales. The decline in commercial EMS sales reflects the continued market uncertainties following the tragedy on September 11, 2001, and the general economic recession. The uncertainty of demand in the commercial markets led to additional measures to monitor and control costs and expenses.

An operating profit of $2,621,000 was reported for the nine months ended March 31, 2002, compared to an operating loss of ($73,000) for the corresponding period last year. The higher gross margin for the current period was reflective of a more favorable mix of government sales and cost containment measures. Margins on government programs are improving as the Company concludes production of sonobuoy contracts that were loss contracts. These contracts carried no gross margin and their revenues totaled $17.9 million for this nine-month period. At March 31, 2002, the remaining backlog of these loss contracts approximated $1.9 million. Selling and administrative expenses were significantly below last year as the Company continues to focus on cost control. Included were charges against income related to the New Mexico environmental remediation effort , principally litigation, of $431,000 in 2002 and $695,000 in 2001.

Interest and Investment Income decreased $57,000 to $326,000 in 2002 due to lower yields. Other Income-Net was $369,000 in 2002 and $22,000 in 2001. Other Income-Net of $369,000 in 2002 includes a one-time gain of $292,000. The Company received shares in a former insurer as part of that company's conversion to a stock company from a mutual company. The shares received have been sold and a gain reported. In liquidating investments in the first quarter of fiscal 2001, the Company incurred a loss of $147,000.

The Company reported net income of $2,085,000 ($.27 per share) for the nine months ended March 31, 2002, compared to $209,000 ($.03 per share) for the corresponding period last year.


THREE-MONTH PERIODS

Sales for the three-month period ended March 31, 2002, totaled $34,970,000, a decline of $11,488,000 (25%) from the same quarter last year. Government EMS sales increased $5,052,000, while commercial EMS sales decreased $16,540,000. In addition to higher than expected foreign sales, the improvement in government sales reflects increased sonobuoy production and shipments. The accelerated rate of sonobuoy production is expected to continue through June 30, 2002. The decline in commercial EMS sales reflects current economic and market uncertainties as a result of the events following the tragedy on September 11, 2001, and the general economic recession. In response to the decline in the commercial market, the Company continues to take additional actions to reduce costs and expenses.

Operating profits of $742,000 and $625,000 were reported for the three months ended March 31, 2002 and 2001, respectively. Given the decline in sales, the operating results were viewed positively. Gross margins for the period improved over 1.5%, reflecting the product mix and the continuing affect of cost control measures previously initiated. In addition, one sonobuoy contract was concluded at higher than anticipated margins, further contributing to this quarter's earnings. Selling and administrative expenses were significantly below last year as the Company continues to monitor costs and expenses. Sales and administrative expense includes charges for the three months related to the New Mexico environmental remediation effort, principally litigation, of $130,000 in 2002 and $18,000 in 2001.

Interest and Investment Income decreased $72,000 to $83,000 in 2002 due to lower interest rates. There was no interest expense for three months ended March 31, 2002 and 2001. Other Income-Net was $136,000 in 2002 and $120,000 in 2001.

The Company reported a net income of $605,000 ($.08 per share) for the three months ended March 31, 2002, consistent with $567,000 ($.08 per share) for the corresponding period last year.


FINANCIAL POSITION

For the nine-month period ended March 31, 2002, Cash and Cash Equivalents increased $526,000 to $13,561,000. Operating activities provided $4,589,000 in net cash flows. The principal sources of cash flow from operating activities were income from operations and a reduction in inventories. The principle use of cash flow from operating activities was a reductions in accounts payable, including $1,700,000 of payments to one customer which were in negotiations at year end. Cash flows used by investing activities totaled $3,991,000, principally from the purchase of investments.

Cash flows used by financing activities totaled $72,000. These funds were used to purchase shares of common stock for the treasury. During the quarter ended March 31, 2002, the Company purchased 800 shares for the corporate treasury. Additionally, some 23,000 shares were purchased by the Sparton employees 401(K) plan. These purchases represent about 10% of the total activity for the quarter.

The Company's market risk exposure to foreign currency exchange and interest rates are not considered to be material due principally to short term investment and minimal receivables and payables denominated in foreign currency.

The U.S. Navy has announced the award of the Q53F and Q62E sonobuoys for the governmental 2002 contract year. The Company has received awards totaling $23 million, which is approximately half of the awards announced.

At March 31, 2002, the aggregate government EMS backlog was approximately $65.8 million, including the $23 million discussed above. A majority of this backlog is expected to be realized in the next 12 months. The current work-in-process/finished goods inventory of $18 million includes $8 million of government sonobuoys. Commercial EMS sales are not included in the backlog. The Company does not believe the amount of commercial sales covered by purchase orders received is a meaningful measure of future sales, as such orders may be rescheduled or cancelled without significant penalty.

At March 31, 2002, the Company had $81,532,000 in recorded shareowners' equity ($10.78 per share), $68,455,000 in working capital, and a 5.53:1 working capital ratio. No dividends were declared in either period presented.


OTHER

One of Sparton's facilities, located in Albuquerque, New Mexico, has been the subject of ongoing investigations conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). The investigation began in the early 1980's and involved a review of on-site and off-site environmental impacts.

At March 31, 2002, Sparton has an accrual of $8,129,000 as its estimate of the future undiscounted minimum financial liability with respect to this matter. The Company's cost estimate is based upon existing technology and excludes legal and related consulting costs. The Company's estimate includes equipment and operating costs for on-site and off-site pump and treat containment systems, a soil vapor extraction program and continued on-site and off-site monitoring. This estimate is based on existing methodology. Legal and related consulting costs are expensed as incurred.

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

The remediation activities called for by the work plans have been installed and are either completed, in the case of soil vapor extraction, or in operation, in the case of offsite and onsite containment wells. It is anticipated that ongoing remediation activities will operate for a period of time during which Sparton Technology and the regulatory agencies will analyze their effectiveness. The Company believes that it will take at least three to five years from the date of the Consent Decree, dated March 3, 2000, before the effectiveness of the groundwater containment wells can be established. If ineffective, additional remedies may be imposed at a significantly increased cost. There is no assurance that additional costs greater than the amount accrued will not be incurred or that changes in environmental laws or their interpretation will not require that additional amounts be spent.

Upon entering into the Consent Decree, the Company reviewed its estimates of the future costs expected to be incurred in connection with its remediation of the environmental issues associated with its Coors Road Plant over the next 30 years. The Company increased its accrual for the cost of addressing environmental impacts associated with its Coors Road Plant by $10,000,000, pre-tax, in December 1999. At March 31, 2002, the remaining undiscounted minimum accrual for EPA remediation approximates $8,129,000. The Company's estimate is based upon existing technology and current costs which have not been discounted. The estimate includes equipment and operating and maintenance costs for the on-site and off-site pump and treat containment systems, a soil vapor extraction program and continued on-site and off-site monitoring. It also includes the required periodic reporting requirements. This estimate does not include legal and related consulting costs which are expensed as incurred. The estimate does not reflect any offset or reduction for monies recovered from various parties which the Company is currently pursuing as described below.

In 1995 Sparton Corporation and Sparton Technology, Inc. filed a Complaint in the Circuit Court of Cook County, Illinois, against Lumbermens Mutual Casualty Company and American Manufacturers Mutual Insurance Company demanding reimbursement of expenses incurred in connection with its remediation efforts at the Coors Road facility based on various primary and excess comprehensive general liability policies in effect between 1959 and 1975. In 1999 the Complaint was amended to add various other excess insurers, including certain London market insurers and Fireman's Fund Insurance Company. The case is currently in the discovery stage, with discovery currently expected to close on May 31, 2002.

In 1998, Sparton Technology, Inc. commenced litigation in two courts seeking reimbursement of Sparton's costs incurred in complying with, and defending against, Federal and state environmental requirements with respect to its former plant on Coors Road in Albuquerque, New Mexico. Sparton also sought to recover future costs being incurred by the Company on an ongoing basis as a result of continuing remediation at the Coors Road facility. The first suit was commenced on February 11, 1998 in the United States Court of Federal Claims against the United States Department of Energy (DOE), alleging that is liable for reimbursement of Sparton's environmental costs because DOE prescribed certain mandatory performance requirements which were then imposed on Sparton Technology through its agreements with Sandia Corporation and Allied Signal, Inc. This case was initially dismissed by the Court of Federal Claims on the basis of a lack of jurisdiction, but this decision was reversed on April 18, 2000 by the Federal Circuit and the case was reinstated. The parties have conducted limited discovery on the issue of jurisdiction only. DOE has filed its motion for summary judgment seeking a dismissal of Sparton's complaint for lack of jurisdiction, and Sparton has opposed that motion and crossed moved for summary judgment in Sparton's favor on the issue of jurisdiction. The motions are now pending. The Court of Federal Claims has ordered a stay in all proceedings until May 10, 2002.

In the second lawsuit, filed on September 21, 1998, Sparton Technology also seeks to recover environmental costs incurred in connection with the Coors Road facility. This suit names DOE, Sandia Corporation and Allied Signal as defendants, and seeks recovery of Sparton's costs under both contract theories and Federal environmental law theories. The case was originally filed in the United States District Court in Kansas City, Missouri, but was transferred to the United States District Court in Albuquerque, New Mexico in March, 2000. Discovery has been conducted in this case, but all proceedings in the case were recently stayed.

Proceedings in both of these cases have been stayed because the attorneys for the parties in both the Federal Court of Claims and the Albuquerque District Court case are engaged in settlement negotiations, which are ongoing.

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

                    By-laws of the Registrant were filed on Form 10-K for the year ended June 30, 1981, and an amend ment thereto was filed on Form 10-Q for the three-month period ended December 31, 2000, and are incorporated herein by reference.

                    Code of Regulation of the Registrant was filed on Form 10-K for the year ended June 30, 1981, and an amendment thereto was filed on Form 10-Q for the three-month period ended September 30, 1982, and are incorporated herein by reference.

     (b) Reports on Form 8-K filed in the Third Quarter of Fiscal 2002: None



SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SPARTON CORPORATION
                                       -------------------
                                       Registrant

Date:      May 10, 2002                /s/ David W. Hockenbrocht
           ------------                ----------------------------------------
                                       David W. Hockenbrocht, CEO and President

Date:      May 10, 2002                /s/ Richard Langley
           ------------                ----------------------------------------
                                       Richard Langley, Chief Financial Officer