Form 10-K
period 2002-06-30
SPARTON CORP
filed 2002-09-27
CIK 92679

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO
                                                       -----   -------

                 ---------------------------------------------

                          COMMISSION FILE NUMBER 1-1000

                               SPARTON CORPORATION
             (Exact name of registrant as specified in its charter)

                OHIO                                       38-1054690
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

              2400 EAST GANSON STREET, JACKSON, MICHIGAN 49202-3795
               (Address of principal executive offices, zip code)

                                 (517) 787-8600
              (Registrant's Telephone Number, including Area Code)


          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

COMMON STOCK, $1.25 Par Value                NEW YORK STOCK EXCHANGE
   (Title of each class)            (Name of each exchange on which registered)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      --    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of August 30, 2002, was $43,417,829.

The number of shares of common stock outstanding as of August 30, 2002, was 7,563,540.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the definitive Proxy Statement for the fiscal year ended June 30, 2002, to be delivered to shareholders in connection with the Annual Meeting of Shareowners to be held on October 23, 2002, are incorporated by reference into Part III of this Form 10-K.


NYSE: SPA                                                         [SPARTON Logo]

                                TABLE OF CONTENTS

                                     PART I                                                       Page
Item 1.   Business ................................................................................ 1
Item 2.   Properties .............................................................................. 2
Item 3.   Legal Proceedings ....................................................................... 2
Item 4.   Submission of Matters to a Vote of Security Holders ..................................... 3

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters ................... 4
Item 6.   Selected Financial Data ................................................................. 5
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations ... 6
Item 7a.  Qualitative and Quantitative Disclosures About Market Risk .............................. 9
Item 8.   Financial Statements and Supplementary Data .............................................10
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ....24

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant ......................................24
Item 11.  Executive Compensation ..................................................................24
Item 12.  Security Ownership of Certain Beneficial Owners and Management and
            Related Stockholder Matters ...........................................................24
Item 13.  Certain Relationships and Related Transactions ..........................................25

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ........................25


 Signatures .......................................................................................26


NYSE:SPA                                                         [SPARTON Logo]

                                     PART I

ITEM 1. BUSINESS

The Company has been in continuous existence since 1900. It was last reorganized in 1919 as an Ohio corporation. The Company's operations are in one line of business, electronic contract manufacturing services (EMS). Products and services include complete "Box Build" products for Original Equipment Manufacturers, microprocessor-based systems, transducers, printed circuit boards and assemblies, sensors and electromechanical devices for the telecommunications, medical/scientific instrumentation, electronics, aerospace, and other industries and engineering services. The Company also develops and manufactures sonobuoys, anti-submarine warfare (ASW) devices, used by the U.S. Navy and other free-world countries.

ELECTRONIC CONTRACT MANUFACTURING SERVICES

Historically, the Company's principal electronics product has been sonobuoys, which are anti-submarine warfare (ASW) devices used by the U.S. Navy and other free-world military organizations. It competes with a very limited number of qualified manufacturers for sonobuoy procurements by the U.S. and select foreign governments. Contracts are obtained through competitive bid or directed procure-ment.

The Company is now focused on substantially expanding sales in the high mix, low and medium volume commercial and non-sonobuoy government EMS markets. This is where the Company expects substantially all future revenue growth will occur with emphasis on government, telecommunications, aerospace, medical/scientific instrumentation and industrial controls. Many of the physical and technical attributes used in the production of electronics for sonobuoys are also required in the production of commercial electronics products. The Company's commercial EMS business includes design and/or manufacture of a variety of electronic and electromechanical products and assemblies. Sales are generally obtained on a competitive basis. Competitive factors include technical ability, customer service, product quality, timely delivery and price.

As the commercial EMS business has grown, there has been an increasing need to provide centralized design services. Last year, the Company formed the Corporate EMS Engineering group. Prior to the reorganization, engineering capabilities were facility specific with the various design groups operating independently. Engineering now has centralized staff management, but with a continued presence in five of the six locations. The new engineering organization allows the Company to deliver products and services in an efficient manner and enhances the Company's focus on new and expanding technologies. Commercial electronic contract manufacturing and services are sold through a direct sales force and manufacturer's representatives. In the commercial EMS business, Sparton must compete with a significant number of domestic and foreign manufacturers, some of which are much larger in terms of size and financial resources. The Company generally contracts with its customers to manufacture products based on the customer's design, specifications and shipping schedules. Normally, EMS programs do not require the Company's direct involvement in product marketing. Material cost and availability and product quality, delivery and reliability are all very important factors in the commercial EMS business. In general, margins within the commercial EMS markets are lower than those historically obtained in the governmental EMS markets of ASW or proprietary electronics. The lower margins are primarily due to intense competition and the higher material content of the products sold.

At June 30, 2002 and 2001, the government backlog was approximately $60 million and $59 million, respectively. A majority of the fiscal 2002 backlog is expected to be realized in fiscal 2003. Commercial EMS sales are not included in the backlog. The Company does not believe the amount of backlog of commercial sales covered by firm purchase orders is a meaningful measure of future sales, as such orders may be rescheduled or cancelled without significant penalty.

OTHER

One of Sparton's largest customers is the U.S. Navy. While the loss of U.S. government sonobuoy sales would have a material adverse financial effect, the loss of any one of several other customers could also have a significant financial impact. The Company continues to grow its commercial EMS sales with the objective to expand the customer base, thus reducing this concentration.

Materials for the electronics operations are obtained from a variety of worldwide sources, except for selected components. Access to competitively priced materials is critical to success in the EMS business. In certain markets, the volume purchasing power of the larger competitors creates a cost advantage for them. Although the commercial electronics industry has experienced spot shortages, the Company does not expect to encounter significant long-term problems in obtaining sufficient raw materials. The risk of material obsolescence in the EMS business is less than it is in many other markets because raw materials and component parts are generally only purchased upon receipt of a customer's order. However, excess material resulting from order lead-time is a risk factor due to potential order

NYSE:SPA                                                         [SPARTON Logo]
cancellation or design changes by customers. While overall sales fluctuate during the year, such fluctuations do not reflect a definitive seasonal pattern or tendency.

Research and development expenditures, with a focus on product development, amounted to approximately $2,818,000 in fiscal 2002, $1,669,000 in fiscal 2001, and $13,484,000 in fiscal 2000 (approximately $2,480,000, $884,000, and
$8,778,000 of these expenditures, respectively, were customer funded). There are approximately 31 employees involved in research and development activities. Few, if any, devote all of their time to such efforts.

Sparton employed approximately 1,200 people at June 30, 2002. The Company has one operating division and three wholly owned active operating subsidiaries. In addition, it has a foreign sales corporation (FSC).

ITEM 2. PROPERTIES

The table that follows lists the principal properties owned by Sparton. There are manufacturing and/or office facilities at each location. Sparton believes these facilities are suitable for its operations.

    Jackson, Michigan                    London, Ontario, Canada
    DeLeon Springs, Florida (2 plants)   Rio Rancho, New Mexico
    Brooksville, Florida                 Deming, New Mexico

The Company's Coors Road, Albuquerque, New Mexico, facility is under a long-term lease to another company, with an option to buy.

ITEM 3. LEGAL PROCEEDINGS

Various litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are non-routine. The Company and its subsidiaries are also involved in certain compliance issues with the United States Environmental Protection Agency (EPA) and various state agencies, including being named as a potentially responsible party at several sites. Potentially responsible parties (PRPs) can be held jointly and severally liable for the clean-up costs at any specific site. The Company's past experience, however, has indicated that when it has contributed only relatively small amounts of materials or waste to a specific site relative to other PRPs, its ultimate share of any clean-up costs has been minor. Based upon available information, the Company believes it has contributed only small amounts to those sites in which it is currently viewed a potentially responsible party.

In February 1997, several lawsuits were filed against Sparton's wholly owned subsidiary, Sparton Technology, Inc., alleging that Sparton Technology's Coors Road facility presented an imminent and substantial threat to human health or the environment. On March 3, 2000, a Consent Decree was entered, settling the lawsuits as well as a related administrative enforcement action. The Consent Decree represents a judicially enforceable settlement agreement under which Sparton Technology paid $1,675,000 to resolve claims for damages, civil penalties for alleged violations of state law, and for reimbursement of the litigation costs of certain plaintiffs. The Consent Decree also contains work plans describing remedial activity Sparton Technology agreed to undertake. The remediation activities called for by the work plans have been installed and are either completed, in the case of soil vapor extraction, or in operation, in the case of offsite and onsite containment wells. It is anticipated that ongoing remediation activities will operate for a period of time during which Sparton Technology and the regulatory agencies will analyze their effectiveness. The Company believes that it will take at least three to five years from the date of the Consent Decree, dated March 3, 2000, before the effectiveness of the groundwater containment wells can be established. If ineffective, additional remedies may be imposed at a significantly increased cost. There is no assurance that additional costs greater than the amount accrued will not be incurred or that no changes in environmental laws or their interpretation will require that additional amounts be spent.

Upon entering into the Consent Decree, the Company reviewed its estimates of the future costs expected to be incurred in connection with its remediation of the environmental issues associated with its Coors Road Plant over the next 30 years. The Company increased its accrual for the cost of addressing environmental impacts associated with its Coors Road Plant by $10,000,000 (pre-tax) in December 1999. At June 30, 2002, the remaining undiscounted minimum accrual for EPA remediation approximates $7,925,000. The Company's estimate is based upon existing technology and current costs which have not been discounted. The estimate includes equipment and operating and maintenance costs for the onsite and offsite pump and treat containment systems, a soil vapor extraction program and continued onsite and offsite monitoring. It also includes the required periodic reporting requirements. This estimate does not include legal and related consulting costs which are expensed as incurred. The estimate does not reflect any offset or reduction for monies recovered from various parties which the Company is currently pursuing as described below.

www.sparton.com

In 1995, Sparton Corporation and Sparton Technology, Inc. filed a Complaint in the Circuit Court of Cook County, Illinois, against Lumbermens Mutual Casualty Company and American Manufacturers Mutual Insurance Company demanding reimbursement of expenses incurred in connection with its remediation efforts at the Coors Road facility based on various primary and excess comprehensive general liability policies in effect between 1959 and 1975. In 1999 the Complaint was amended to add various other excess insurers, including certain London market insurers and Fireman's Fund Insurance Company. The case is in the discovery stage.

In 1998, Sparton Technology, Inc. commenced litigation in two courts seeking reimbursement of Sparton's costs incurred in complying with, and defending against, Federal and state environmental requirements with respect to its former plant on Coors Road in Albuquerque, New Mexico. Sparton also sought to recover future costs being incurred by the Company on an ongoing basis as a result of continuing remediation at the Coors Road facility. The first suit was commenced on February 11, 1998, in the United States Court of Federal Claims against the United States Department of Energy (DOE), alleging that it is liable for reimbursement of Sparton's environmental costs because the DOE prescribed certain mandatory performance requirements which were then imposed on Sparton Technology.

In the second lawsuit, filed on September 21, 1998, Sparton Technology also sought to recover environmental costs incurred in connection with the Coors Road facility. This suit named the DOE, as well as other defendants, and sought recovery of Sparton's costs under both contract theories and Federal environmental law theories.

Subsequent to June 30, 2002, Sparton reached an agreement with the DOE and others to recover certain remediation costs. Under the agreement, Sparton will be reimbursed for a portion of the costs the Company has incurred in its investigation and site remediation efforts at the Coors Road site.

Under the settlement terms, Sparton will receive $4,850,000 from the DOE and others in fiscal 2003, plus an additional $1,000,000 in fiscal 2004. In addition, the DOE has agreed to reimburse Sparton 37.5% of certain future environmental expenses in excess of $8,400,000 incurred at the site.

With the settlement, Sparton was able to receive cash and gain some degree of risk protection, with the DOE sharing in costs incurred above an established level. The financial impact of the settlement will be recorded in the first quarter of fiscal 2003, ending September 30, 2002. Most of the settlement proceeds received (approximately $5,500,000) will be recorded as income.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the last quarter of the period covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to executive officers of the Registrant is set forth below. The positions noted have been held for at least five years, except where noted.

                                                                                               Age
                                                                                               ---
BRADLEY O. SMITH, Chairman of the Board since October 2000. Mr. Smith has served                57
    as a Director since 1998.  Formerly Owner and President of Tracy Products, Inc.

DAVID W. HOCKENBROCHT,  Chief Executive Officer since October 2000 and President                67
    since January 1978.

DOUGLAS E. JOHNSON, Chief Operating Officer and Executive Vice President                        54
    since February 2001 and Vice President since 1995.

RICHARD L. LANGLEY, Chief Financial Officer since February 2001, Vice President                 57
    and Treasurer since 1990.

JOSEPH S. LERCZAK, Secretary since June 2002 and Corporate Controller since April 2000.         45
   Prior to these dates, Mr. Lerczak held the positions of Manager of
   Internal Audit for ArvinMeritor, Inc., an automotive supplier, from April 1998 to March 2000, and Assistant Treasurer for Sparton Corporation from June 1990 to
   March 1998.

NYSE:SPA                                                         [SPARTON Logo]

CHARLES A. STRANKO, Vice President, General Manager Sparton Technology, Inc. since              44
    January 2001. Prior to that date, Mr. Stranko held various managerial positions within Sparton Electronics since January 1998 and held the position of General Manager,
    Contract Assembly Division for Hammon Electronics, from September 1995 to January 1998.

MICHAEL G. WOODS, Vice President since August 1999, and General Manager of                      43
    Sparton of Canada, Ltd. since November 1998.  Prior to that date,
    Mr. Woods held varying positions including Controller and Director of
    Electronics Manufacturing Services for Sparton of Canada.

ALAN J. HOUGHTALING, Vice President, Director Business Development since May 2000. Prior        45
    to that date, Mr. Houghtaling held varying positions including Director of Business
    Development ECM, Division Director of Business Development and Director of
    ECM Business for Sparton.

STEPHANIE A. MARTIN, Vice President, Corporate Materials Acquisitions and Logistics since       46
    May 2000. Prior to that date, Ms. Martin held varying positions since October 1996 including Director Corporate Materials Acquisition and Logistics for Sparton Electronics.

There are no family relationships among the persons named above. All officers are elected annually and serve at the discretion of the Board of Directors.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the New York Stock Exchange under the symbol SPA. On August 30, 2002, there were 660 registered holders of record of the Company's common stock. The recent price of the Company's common stock as of August 30, 2002, was $8.35. The Company did not pay cash dividends on its common stock. The high and low common stock prices per share were as follows:

       QUARTER ENDED:         SEPTEMBER 30     DECEMBER 31    MARCH 31   JUNE 30
       --------------         ------------     -----------    --------   -------
        Fiscal 2002    High       $7.50          $7.15         $9.40     $9.10
                       Low         6.50           6.50          7.38      8.35

        Fiscal 2001    High       $4.25          $6.00         $6.25     $7.25
                       Low         3.63           4.00          4.00      6.13

        Fiscal 2000    High       $6.63          $5.63         $6.13     $4.75
                       Low         5.63           4.63          4.50      3.75

www.sparton.com

ITEM 6.  SELECTED FINANCIAL DATA

                                                     2002            2001             2000              1999           1998
                                                     ----            ----             ----              ----           ----
OPERATING RESULTS
-----------------
Net sales                                       $ 149,672,143    $ 187,620,426    $ 161,914,446    $ 131,900,489    $ 145,935,583
Costs and expenses                                145,647,571      185,486,583      175,566,602      129,850,749      141,753,150
                                                -------------    -------------    -------------    -------------    -------------
                                                    4,024,572        2,133,843      (13,652,156)       2,049,740        4,182,433
Other income (expense)
  Interest and investment income                      442,632          355,626          666,253        1,503,982        1,756,039
  Equity loss in investment (Note 3)                 (452,000)        (504,000)        (435,000)            --               --
  Other - net                                          53,000          159,568          713,169           23,359          575,645
                                                -------------    -------------    -------------    -------------    -------------
                                                       43,632           11,194          944,422        1,527,341        2,331,684
                                                -------------    -------------    -------------    -------------    -------------

Income (loss) from continuing
   operations before income taxes                   4,068,204        2,145,037      (12,707,734)       3,577,081        6,514,117
Provision (credit) for income taxes                 1,140,000          844,000       (4,026,000)       1,818,000        2,181,000
                                                -------------    -------------    -------------    -------------    -------------
Income (loss) from continuing operations            2,928,204        1,301,037       (8,681,734)       1,759,081        4,333,117

Income (loss) from discontinued
   automotive operations, net of income taxes            --               --               --         (2,520,000)      (1,320,000)
                                                -------------    -------------    -------------    -------------    -------------
     Net income (loss)                          $   2,928,204    $   1,301,037    $  (8,681,734)   $    (760,919)   $   3,013,117
                                                =============    =============    =============    =============    =============

Weighted-average
    common shares outstanding                      7,564,099        7,737,843        7,828,090        7,828,090        7,826,840

PER SHARE (basic and diluted) OF COMMON STOCK
---------------------------------------------

Income (loss):
  Continuing operations                         $        0.38    $        0.17    $       (1.11)   $        0.22    $        0.55
  Discontinued operations                                --               --               --              (0.32)           (0.17)
                                                -------------    -------------    -------------    -------------    -------------
      Total                                     $        0.38    $        0.17    $       (1.11)   $       (0.10)   $        0.38
                                                =============    =============    =============    =============    =============

Shareowners' equity                             $       10.80    $       10.46    $       10.42    $       11.18    $       11.29
Dividends                                                --               --               --               --               --

OTHER FINANCIAL DATA
--------------------
Total assets                                    $ 102,401,248    $ 107,350,305    $ 111,434,236    $ 108,337,035    $ 111,212,335
Working capital                                 $  70,710,441    $  65,977,180    $  64,778,574    $  68,578,975    $  71,118,395
Working capital ratio                                  6.27:1           4.21:1           4.00:1           4.85:1           4.52:1
Long-term obligations                                    --               --               --               --               --
Shareowners' equity                             $  81,614,417    $  79,205,451    $  81,535,150    $  87,521,898    $  88,368,817


NYSE:SPA                                                         [SPARTON Logo]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant events affecting the Company's earnings and financial condition during the periods included in the accompanying financial statements. The Company's operations are in one line of business, electronic contract manufacturing services (EMS). This includes the design, development and/or manufacture of electronic parts and assemblies for both government and commercial customers worldwide.

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

FISCAL 2002 COMPARED TO FISCAL 2001
-----------------------------------

Sales for the year ended June 30, 2002, totaled $149,672,000, a decrease of $37,948,000 (20%) from fiscal 2001. Overall, sales were below the Company's original plan, but in line with revised expectations given the economic environment and events of September 11, 2001. Government EMS sales increased 30% to $52,203,000, while commercial EMS sales declined 34%. The increase in government sales was due to accelerated sonobuoy production, and higher than expected foreign sonobuoy sales. The decline in commercial EMS sales reflects the continued market uncertainties, particularly aerospace and the general economic recession. The uncertainty of demand in the commercial markets led to additional measures to monitor and control costs and expenses.

Operating profits of $4,025,000 and $2,134,000 were reported for the fiscal years ended June 30, 2002, and 2001, respectively. Gross margins for the year improved approximately 2%. The higher gross margin for the current year was reflective of a more favorable mix of government sales and continuing cost containment measures. However, given the reduced level of sales the Company continues to experience underutilized capacity. Margins on government programs are improving as the Company concludes production of sonobuoy contracts that were loss contracts. These contracts carried no gross margin and their revenues totaled $8.9 million for fiscal 2002 and $6.1 million for fiscal 2001. At June 30, 2002, the remaining backlog of these loss contracts approximated $1.8 million. Selling and administrative expenses were significantly below last year as the Company continues to focus on cost control. Included were charges against income related to the New Mexico environmental remediation effort, principally litigation, of $840,000 in fiscal 2002 and $1,820,000 in fiscal 2001. These EPA charges are more fully discussed in Note 9 to the financial statements.

Interest and Investment Income increased $87,000 to $443,000 in 2002. Investment securities are more fully described in Note 3 to the financial statements. Other Income-Net was $53,000 in 2002 and $160,000 in 2001.

Equity loss in investment was $452,000 and $504,000 in 2002 and 2001, respectively. At June 30, 2002, Sparton changed its method of accounting for its investment in Cybernet Systems Corporation (Cybernet). The investment in Cybernet, which represents a 14% interest, was acquired in June 1999. Cybernet is a privately held company, headquartered in Ann Arbor, Michigan. The Company believes that the equity method is more appropriate given its increasing involvement in the company. The use of the cost method in the past was appropri-ate, but reflective of the more passive involvement at that time. The financial statements were retroactively adjusted as required by Accounting Principles Board Opinion No. 18 "The Equity Method of Accounting for Investments In Common Stock". Without this change in accounting, net income for fiscal year 2002 would have been $3.2 million ($0.42 per share). This adjustment resulted in a decrease in previously reported net income of $318,000 ($0.04 per share) for the year ended June 30, 2001.

The Company's effective tax rate for fiscal 2002 was 29%, compared to the statutory U.S. Federal tax rate of 34%. The favorable tax rate was principally due to the tax benefit attributable to foreign sales. After provision for applicable income taxes as discussed in Note 8 to

www.sparton.com
                                       6
the financial statements, the Company reported net income of $2,928,000 ($0.38 per share) in fiscal 2002, compared to $1,301,000 ($0.17 per share) in fiscal 2001.

FISCAL 2001 COMPARED TO FISCAL 2000
-----------------------------------

Sales for the year ended June 30, 2001, were $187,620,000, an increase of $25,706,000 (16%) from fiscal 2000. Overall, commercial EMS sales increased 36%, while governmental EMS sales decreased 22%. Governmental EMS sales in fiscal 2001 were below forecast due to qualification and production delays on several major sonobuoy programs. All new production sonobuoy design programs are now qualified and production ready.

Governmental sales in fiscal 2001 included shipments on several government contracts which the Company expected to ship in fiscal 2000. These shipments increased reported sales by $6,100,000 but carried no gross margin. Customer orders and shipping schedules remained fairly consistent in fiscal 2001 despite the slowing of the economy.

New program start-up and cost management continued to be areas of focus. These efforts resulted in the identification and recovery of $1.9 million from one customer in fiscal 2001. These efforts also contributed to the recovery of $2.3 million of material price variances incurred during fiscal 2001. Many electronic components were in short supply and allocated. This drove up the prices of these items. These market conditions eased somewhat by June 30, 2001, and the availability and price of these components were at more traditional levels.

Selling and administrative expense decreased by $8,865,000 to $16,333,000 in fiscal 2001. This decrease was largely due to the inclusion of a $10,000,000 charge for EPA remediation in the second quarter of fiscal 2000. Spending for information technology increased in fiscal 2001 from fiscal 2000, as the Company continued to upgrade its facilities and equipment.

Operating income of $2,134,000 was reported for fiscal 2001, compared to loss of $13,652,000 last year. Included within these operating results were adverse manufacturing variances of $7,148,000 and $3,337,000 for the fiscal years ended 2001 and 2000, respectively. The increased variances in fiscal 2001 were due to; higher material acquisition overhead costs as the Company transitions processes, increased lease costs for new SMT equipment, and lower than expected production schedules, generally in the first half of the fiscal year. These results also reflect Coors Road-related EPA costs and expenses of $1,820,000 and $10,811,000 in the fiscal years ended 2001 and 2000, respectively. These EPA charges are more fully described in Note 9 to the financial statements. During the year the Company experienced a number of material pricing and availability issues.

Interest and investment income decreased $311,000 to $356,000 in fiscal 2001. This decrease was due to a loss on sale of equities during the year of $174,000, as well as lower average investments. The investment securities are more fully described in Note 3 to the financial statements. Other Income-net was $160,000 and $713,000 in the fiscal years ended 2001 and 2000, respectively. Included within fiscal 2000 Other Income-net was a gain of $577,000 from the sale of equipment and other assets at the Canadian operating unit.

Equity loss in investment was $504,000 and $435,000 in 2001 and 2000, respectively, for the investment in Cybernet. The financial statements were retroactively adjusted as required by Accounting Principles Board Opinion No. 18 "The Equity Method of Accounting for Investments In Common Stock". This resulted in a decrease in previously reported net income of $318,000 ($0.04 per share) and $274,000 ($0.04 per share) for the years ended June 30, 2001 and 2000, respectively.

After provision for applicable income taxes as discussed in Note 8 to the financial statements, the Company reported net income of $1,301,000 ($0.17 per share) in fiscal 2001, compared to a net loss of $8,682,000 ($(1.11) per share) in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The primary source of liquidity and capital resources has historically been from operations. Short-term credit facilities have been used in the past to provide added liquidity. The Company continues to experience a change in its liquidity sources as the volume of U.S. defense-related contract work declines as a percentage of total Company revenues. Certain government contracts provide for interim progress billings based on costs incurred. These progress billings reduce the amount of cash that would otherwise be required during the perfor-mance of these contracts. As the volume of U.S. defense-related contract work declines, so has the relative importance of progress billings as a liquidity resource. At the present time, the Company plans on using its investment securities to provide working capital and to strategically invest in additional property, plant and equipment to accommodate growth in the EMS business. The Company has had no short-term debt since December 1996, and currently has unused informal lines of credit totalling $30 million with three banks.

NYSE:SPA                                                         [SPARTON Logo]

Cash flows provided by operating activities were $6,544,000 and $5,981,000 in the fiscal years ended 2002 and 2001, respectively. In fiscal 2000 cash flows used by operating activities were $12,755,000. In fiscal 2002 the primary cash flow use was a reduction in accounts payable. Primary sources included income from operations and reductions in accounts receivable and inventory.

Cash flows used by investing activities were $10,819,000 in fiscal 2002. The major use of cash by investing activities was the purchase of investment securities. Cash flows provided by investing activities were $3,283,000 and $13,642,000 in the fiscal years ended 2001 and 2000, respectively, primarily from the sale of investment securities.

Cash flows used by financing activities were $72,000 and $1,282,000 in fiscal 2002 and 2001, respectively. These funds were used to purchase shares of common stock for the treasury. No financing activities occurred in fiscal 2000.

At June 30, 2002, the Company had $70,710,000 in working capital and a total shareowners' equity of $81,614,000.

CRITICAL ACCOUNTING POLICIES
----------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company believes that of its significant accounting policies (as discussed in Note 1 to the consolidated financial statements), the following may involve a higher degree of judgement and complexity.

Environmental Contingencies

One of Sparton's former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been the subject of ongoing investigations and remediation efforts conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). The investigation began in the early 1980s and involved a review of onsite and offsite environmental impacts.

In December 1999, the Company increased its accrual for the estimated cost of addressing the environmental impacts associated with its Coors Road plant by $10,000,000 (pre-tax). This increase was reflective of revised cost estimates in conjunction with the negotiated Consent Decree that settled related lawsuits then outstanding, as well as a related administrative enforcement action, and covered activities expected to be incurred over the next thirty years.

As discussed in Note 9 to the consolidated financial statements, Sparton has accrued its estimate of the minimum future non-discounted financial liability. The estimate was developed using existing technology and excludes legal and related consulting costs. The minimum cost estimate includes equipment and operating and monitoring costs for both onsite and offsite remediation. Sparton recognizes legal and consulting services in the periods incurred. Sparton reviews its EPA accrual activity quarterly.

Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. It is possible that cash flows and results of operations could be materially affected by the impact of changes in these estimates.

Government Contract Cost Estimates

Government production contracts are accounted for based on completed units accepted with respect to revenue recognition, and their estimated average cost per unit regarding costs. Losses for the entire amount of the contract are recognized in the period when such losses are determinable.

The Company formally reviews, on a quarterly basis, costs incurred-to-date and estimated costs to complete on all significant contracts. These revised estimated contract costs are reflected in the financial statements.

Significant judgment is exercised in determining estimated total contract costs, including but not limited to, cost experience to date, estimated length of time to contract completion, costs for materials, production labor and support services to be expended, and known issues on remaining units to be completed. Estimated costs developed in the early stages of contracts can change significantly as the contracts progress, and events and activities take place. Significant changes in estimate can also occur when new designs are initially

www.sparton.com
placed into production. Depending upon the circumstances, it is possible that the Company's financial position, results of operations and cash flows could be materially affected by changes in estimated costs to complete on one or more significant contracts.

Commercial Inventory Valuation Allowances

Contracts with commercial customers are based upon estimated quantities of product manufactured for shipment over estimated time periods. Raw material inventories are purchased to fulfill these customer requirements. Within these arrangements, customer demand for products frequently change, sometimes creating excess and obsolete inventories.

The Company regularly reviews raw material inventories by customer for both excess and obsolete quantities, with adjustments made accordingly. Wherever possible, the Company attempts to recover its full cost of excess and obsolete inventories from customers, or in some cases, through other markets. When it is determined that the Company's carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income and a valuation allowance is established for the difference between the carrying cost and the estimated realizable amount. Conversely, should the disposition of adjusted excess and obsolete inventories result in recoveries in excess of these reduced carrying values, the remaining portion of the valuation allowances are reversed and taken into income when such determinations are made.

The establishment of inventory valuation allowances for commercial customer inventories requires a significant degree of judgment and is influenced by the Company's experience to date with both customers and other markets, prevailing market conditions for raw materials, contractual terms and customers' ability to satisfy these obligations, environmental or technological materials obsolescence, changes in demand for customer products, and other factors resulting in acquiring materials in excess of customer product demand. It is possible that the Company's financial position, results of operations and cash flows could be materially affected by changes to inventory valuation allowances for commercial customer excess and obsolete inventories.

OTHER
-----

Litigation

One of Sparton's facilities, located in Albuquerque, New Mexico, has been the subject of ongoing investigations conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). The investigation began in the early 1980s and involved a review of onsite and offsite environmental impacts.

At June 30, 2002, Sparton has an accrual of $7,925,000 as its estimate of the future undiscounted minimum financial liability with respect to this matter. The Company's cost estimate is based upon existing technology and excludes legal and related consulting costs. The Company's estimate includes equipment and operating costs for onsite and offsite pump and treat containment systems, a soil vapor extraction program and continued onsite and offsite monitoring. This estimate is based on existing methodology. Legal and related consulting costs are expensed as incurred.

Subsequent to June 30, 2002, Sparton reached an agreement with the United States Department of Energy (DOE) and others to recover certain remediation costs. Terms of the settlement are more fully described in Item 3 of this Form 10-K.

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

ITEM 7(a). QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK EXPOSURE
--------------------

The Company manufactures its products in the United States and Canada. Sales of the Company's products are made in the U.S. and Canada, as well as other foreign markets. The Company is potentially subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. As a result, the Company's financial results could be affected by factors

NYSE:SPA                                                         [SPARTON Logo]
such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company operates. However, minimal receivables and payables are denominated in foreign currency. The Company does not consider the market risk exposure relating to currency exchange to be material.

The Company has financial instruments that are subject to interest rate risk, principally short-term investments. Historically, the Company has not experienced material gains or losses due to such interest rate changes. Based on the current holdings of short-term investments, the interest rate risk is not considered to be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              REPORT OF MANAGEMENT

Management is responsible for preparing the Company's financial statements and the other information that appears in this annual report. Management believes that the financial statements fairly reflect the form and substance of transactions and reasonably present the Company's financial condition and results of operations in conformity with accounting principles generally accepted in the United States. Management has included in the Company's financial statements amounts that are based on estimates and judgements, which it believes are reasonable under the circumstances.

The Company maintains a system of internal accounting policies, procedures, and controls intended to provide reasonable assurance, at appropriate cost, that transactions are executed in accordance with Company authorization and are properly recorded and reported in the financial statements, and that assets are adequately safeguarded.

Ernst and Young LLP audits the Company's financial statements in accordance with auditing standards generally accepted in the United States.

The Sparton Corporation Board of Directors has an Audit Committee composed of non-management Directors. The Committee meets with financial management and the independent auditors to review internal accounting controls and accounting, auditing, and financial reporting matters.

/s/ David W. Hockenbrocht                      /s/ Richard L. Langley
David W. Hockenbrocht                          Richard L. Langley
President and CEO                              Vice President and CFO

www.sparton.com

                         REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND SHAREOWNERS OF SPARTON CORPORATION

We have audited the accompanying consolidated balance sheets of Sparton Corporation and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, shareowners' equity, and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sparton Corporation and subsidiaries at June 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, in the year ended June 30, 2002, the Company changed its method of accounting for its investment in Cybernet Systems Corporation.

                                             /s/ Ernst & Young LLP

Toledo, Ohio
August 23, 2002, except for Note 12, as to which the date is September 5, 2002.

NYSE:SPA                                                         [SPARTON Logo]

                       SPARTON CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  June 30
                                                                       -------------------------------
ASSETS                                                                      2002             2001
                                                                            ----             ----
Current assets:
     Cash and cash equivalents                                         $   8,687,873    $  13,034,790
     Investment securities (Notes 1 and 3)                                11,530,374        1,175,000
     Accounts receivable:
         Trade, less allowance of $649,000 ($615,000 in 2001)             12,558,067       21,477,330
         U.S. and foreign governments                                      6,145,330        2,227,524
     Income taxes recoverable (Note 8)                                     1,055,965             --
     Inventories (Notes 1 and 4)                                          41,929,559       44,912,886
     Prepaid expenses (Note 8)                                             2,214,845        3,685,831
                                                                       -------------    -------------
              Total Current assets                                        84,122,013       86,513,361
     Pension asset (Note 7)                                                6,304,117        6,140,682
     Other assets (Notes 3 and 8)                                          2,940,918        4,585,693
     Property, plant and equipment, at cost (Note 1):
         Land and land improvements                                        1,580,900        1,590,797
         Buildings and building equipment                                 12,336,205       11,965,497
         Machinery and equipment                                          19,324,570       19,098,641
                                                                       -------------    -------------
                                                                          33,241,675       32,654,935
         Less accumulated depreciation                                   (24,207,475)     (22,544,366)
                                                                       -------------    -------------
              Net Property, plant and equipment                            9,034,200       10,110,569
                                                                       -------------    -------------
                 Total Assets                                          $ 102,401,248    $ 107,350,305
                                                                       =============    =============
LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
     Accounts payable                                                  $   7,762,357    $  13,329,356
     Salaries and wages                                                    3,545,045        2,902,324
     Accrued liabilities                                                   2,104,170        4,187,044
     Income taxes payable                                                       --            117,457
                                                                       -------------    -------------
              Total Current liabilities                                   13,411,572       20,536,181
Environmental remediation (Note 9)                                         7,375,259        7,608,673
Commitments and contingencies (Note 9)                                          --               --
Shareowners' Equity (Notes 1 and 6):
     Preferred stock, no par value;
         200,000 shares authorized, none outstanding
     Common stock, $1.25 par value;
         8,500,000 shares authorized, 7,559,790 shares outstanding
         (7,570,090 at June 30, 2001) after deducting 374,922 shares
         (364,622 at June 30, 2001) in treasury (Note 1)                   9,449,738        9,462,613
     Capital in excess of par value                                          477,493          478,144
     Accumulated other comprehensive income (loss)                          (172,000)         275,000
     Retained earnings                                                    71,859,186       68,989,694
                                                                       -------------    -------------
              Total Shareowners' Equity                                   81,614,417       79,205,451
                                                                       -------------    -------------
                 Total Liabilities and Shareowners' Equity             $ 102,401,248    $ 107,350,305
                                                                       =============    =============

See accompanying notes

www.sparton.com

                       SPARTON CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Years Ended June 30
                                          -----------------------------------------------
                                              2002              2001            2000
                                          -------------    -------------    -------------
Net sales                                 $ 149,672,143    $ 187,620,426    $ 161,914,446
Costs of goods sold                         132,273,801      169,153,517      150,368,886
                                          -------------    -------------    -------------
                                             17,398,342       18,466,909       11,545,560

Selling and administrative expenses          13,373,770       16,333,066       25,197,716
                                          -------------    -------------    -------------
                                              4,024,572        2,133,843      (13,652,156)
Other income (expense):
     Interest and investment income             442,632          355,626          666,253
     Equity loss in investment (Note 3)        (452,000)        (504,000)        (435,000)
     Other - net                                 53,000          159,568          713,169
                                          -------------    -------------    -------------
                                                 43,632           11,194          944,422
                                          -------------    -------------    -------------

Income (loss) before income taxes             4,068,204        2,145,037      (12,707,734)
Provision (credit) for income taxes           1,140,000          844,000       (4,026,000)
                                          -------------    -------------    -------------
         Net income (loss)                $   2,928,204    $   1,301,037    $  (8,681,734)
                                          =============    =============    =============

Basic and diluted earnings per share:     $        0.38    $        0.17    $      (1.11)
                                          =============    =============    ============

See accompanying notes

NYSE:SPA                                                         [SPARTON Logo]

                       SPARTON CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Years ended June 30
                                                                      --------------------------------------------
                                                                          2002             2001          2000
                                                                      ------------    ------------    ------------
OPERATING ACTIVITIES:
     Net income (loss)                                                $  2,928,204    $  1,301,037     $(8,681,734)
     Add (deduct) noncash items:
         Depreciation                                                    1,663,109       1,913,763       2,371,871
         Deferred income taxes (Note 8)                                  1,627,000           9,000      (3,591,000)
         Equity loss in investment (Note 3)                                452,000         504,000         435,000
         Pension                                                          (163,435)       (685,681)       (623,593)
         Environmental charge (Note 9)                                        --              --        10,000,000
         Other                                                                --           114,088         (60,735)
     Add (deduct) changes in operating assets and liabilities:
         Accounts receivable                                             5,001,457      (3,027,573)     (4,451,038)
         Inventories and prepaid expenses (Note 8)                       2,851,113       7,123,402     (11,179,926)
         Income taxes recoverable                                       (1,055,965)           --           138,485
         Accounts payable, salaries and wages, accrued liabilities
              and income taxes                                          (6,759,048)     (1,270,634)      2,887,232
                                                                      ------------    ------------    ------------
                  Net cash provided (used) by operating activities       6,544,435       5,981,402     (12,755,438)

INVESTING ACTIVITIES:
     (Purchases) proceeds from investment securities - net             (10,232,374)      3,468,704      15,479,198
     Purchases of property, plant and equipment                           (698,293)       (623,376)     (2,398,139)
     Other, principally noncurrent other assets                               --           437,405         416,443
     Proceeds from sale of property, plant and equipment                   111,553            --           144,583
                                                                      ------------    ------------    ------------
              Net cash (used) provided by investing activities         (10,819,114)      3,282,733      13,642,085

NET CASH USED BY FINANCING ACTIVITIES:
     Purchase of common stock for treasury                                 (72,238)     (1,281,750)           --
                                                                      ------------    ------------    ------------

(DECREASE) INCREASE IN CASH                                             (4,346,917)      7,982,385         886,647
     Cash at beginning of year                                          13,034,790       5,052,405       4,165,758
                                                                      ------------    ------------    ------------
CASH AT END OF YEAR                                                   $  8,687,873    $ 13,034,790    $  5,052,405
                                                                      ============    ============    ============
Supplemental disclosures of cash paid (refunded) during the year:
     Income taxes - net                                               $    806,000    $    198,000    $   (564,000)
                                                                      ============    ============    ============

See accompanying notes

www.sparton.com

                       SPARTON CORPORATION & SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY


                                                                                 Years ended June 30
                                                                    --------------------------------------------
                                                                        2002            2001            2000
                                                                    ------------    ------------    ------------
Common stock, $1.25 par value:
     SHARES
     Balance, beginning of year                                        7,570,090       7,828,090       7,828,090
     Purchase of common stock for treasury                               (10,300)       (258,000)          --
                                                                    ------------    ------------    ------------
         Balance, end of year                                          7,559,790       7,570,090       7,828,090
                                                                    ============    ============    ============

     AMOUNT
     Balance, beginning of year                                     $  9,462,613    $  9,785,113    $  9,785,113
     Purchase of common stock for treasury                               (12,875)       (322,500)           --
                                                                    ------------    ------------    ------------
         Balance, end of year                                          9,449,738       9,462,613       9,785,113
                                                                    ------------    ------------    ------------

Capital in excess of par value:
     Balance, beginning of year                                          478,144         494,427         494,427
     Purchase of common stock for treasury                                  (651)        (16,283)           --
                                                                    ------------    ------------    ------------
         Balance, end of year                                            477,493         478,144         494,427
                                                                    ------------    ------------    ------------

Accumulated other comprehensive income (loss), net of tax:
     Balance, beginning of year                                          275,000       2,623,986         (71,000)
     Net unrealized gains (losses) on investment securities owned         78,000          (1,986)        (37,014)
     Net unrealized gains (losses) on equity investment (Note 3)        (525,000)     (2,457,000)      2,732,000
     Other                                                                  --           110,000            --
                                                                    ------------    ------------    ------------
         Balance, end of year                                           (172,000)        275,000       2,623,986
                                                                    ------------    ------------    ------------

Retained earnings:
     Balance, beginning of year                                       68,989,694      68,631,624      77,313,358
     Net income (loss)                                                 2,928,204       1,301,037      (8,681,734)
     Purchase of common stock for treasury                               (58,712)       (942,967)           --
                                                                    ------------    ------------    ------------
         Balance, end of year                                         71,859,186      68,989,694      68,631,624
                                                                    ------------    ------------    ------------
              Total Shareowners' Equity                             $ 81,614,417    $ 79,205,451    $ 81,535,150
                                                                    ============    ============    ============

See accompanying notes

                                                                [SPARTON Logo]

                       SPARTON CORPORATION & SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Sparton Corporation and all active subsidiaries. All significant intercompany transactions and accounts have been eliminated.

OPERATIONS - The Company's operations are in one line of business, electronic contract manufacturing services (EMS). Products and services include complete "Box Build" products for Original Equipment Manufacturers, microprocessor-based systems, transducers, printed circuit boards and assemblies, sensors and electromechanical devices for the telecommunications, medical/scientific instrumentation, electronics, aerospace, and other industries. The Company also develops and manufactures sonobuoys, anti-submarine warfare (ASW) devices, used by the U.S. Navy and other free-world countries.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the disclosure of assets and liabilities and the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION - The Company's net sales are comprised of product sales and revenue earned from engineering and design services. Revenue from product sales is generally recognized upon shipment of the goods; service revenue is recognized as the service is performed or under the percentage of completion method, depending on the nature of the arrangement. Long-term contracts relate to government defense contracts. Government contracts are accounted for based on completed units accepted and their estimated average cost per unit. Development contracts are accounted for based on percentage of completion. Costs and fees billed under cost-reimbursement-type contracts are recorded as sales. A provision for the entire amount of a loss on a contract is charged to operations as soon as the loss is determinable. Shipping and handling costs are included in costs of goods sold.

CREDIT PRACTICES - The Company sells products principally in the commercial and governmental electronics manufacturing markets. Credit terms are granted and periodically revised based on evaluations of the customers' financial condition, with collateral generally not required. Receivables from foreign customers are generally secured by letters of credit or cash advances.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents consist of demand deposits and other highly liquid investments.

INVESTMENT SECURITIES - Investments in debt securities that are not cash equivalents and marketable equity securities have been designated as available for sale. Those securities are reported at fair value, with net unrealized gains and losses included in accumulated other comprehensive income, net of applicable taxes. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses on investments are determined using the specific identification method. The Company's investment in Cybernet Systems Corporation is accounted for under the equity method, as more fully described in
Note 3.

NEW ACCOUNTING STANDARD - Effective July 1, 2002, the Company is required to adopt Statement of Financial Accounting Standards (SFAS) No.144, "Accounting for the Impairment of Long-Lived Assets" (SFAS No.144), which supersedes SFAS
No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and provides a single accounting model for long-lived assets which are to be disposed of. The Company does not expect the adoption of SFAS No.144 to have a material effect on its consolidated results of operation or financial position.

MARKET RISK EXPOSURE - The Company manufactures its products in the United States and Canada. Sales of the Company's products are made in the U.S. and Canada, as well as other foreign markets. The Company is potentially subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company operates. However, minimal receivables and payables are denominated in foreign currency. The Company does not consider the market risk exposure relating to currency exchange to be material.

The Company has financial instruments that are subject to interest rate risk, principally short-term investments. Historically, the Company has not experienced material gains or losses due to such interest rate changes. Based on the current holdings of short-term investments, the interest rate risk is not considered to be material.


www.sparton.com

INVENTORIES - Inventories are valued at the lower of cost (first-in, first-out basis) or market and include costs related to long-term contracts as disclosed in Note 4. Inventories, other than contract costs, are principally raw materials and supplies.

The following are the major classifications of inventory:

                                                 2002          2001
                                                 ----          ----

 Raw materials                               $23,353,000   $30,122,000
 Work in process and finished goods           18,577,000    14,791,000
                                             -----------   -----------
                                             $41,930,000   $44,913,000
                                             ===========   ===========

STOCK OPTIONS - The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recognized as the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. The Company follows the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", as discussed in Note 6.

DEPRECIATION - Depreciation is provided over estimated useful lives on accelerated methods, except for certain buildings, machinery and equipment with aggregate costs at June 30, 2002, of approximately $10,062,000 which are being depreciated on the straight-line method. Estimated useful lives generally range from 5 to 50 years for buildings and improvements, 3 to 16 years for machinery and equipment and 3 to 5 years for test equipment.

RESEARCH AND DEVELOPMENT EXPENDITURES - Expenditures for research and development, with a focus on product development, not funded by customers amounted to approximately $338,000 in fiscal 2002, $785,000 in fiscal 2001 and $4,707,000 in fiscal 2000.

TREASURY STOCK - The Company records treasury stock purchases at cost. The excess of cost over par value is allocated to capital in excess of par value based on the per share amount of capital in excess of par value for all shares, with the difference charged to retained earnings.

EARNINGS PER SHARE - Basic and diluted earnings per share were computed based on the following:

                                                          2002          2001             2000
                                                          ----          ----             ----
 Basic - weighted average shares outstanding          7,564,099      7,737,843        7,828,090
 Effect of dilutive stock options                        50,581         11,438             --
                                                      ---------      ---------        ---------
      Weighted average diluted shares outstanding     7,614,680      7,749,281        7,828,090
                                                      =========      =========        =========

For fiscal 2002, 2001 and 2000, options to purchase 3,000, 130,500, and 148,500 shares of common stock were not included in the computation of diluted earnings per share. Such option's exercise prices were greater than the average market price of the Company's common stock and, therefore, the effect would be antidilutive.

2. COMPREHENSIVE INCOME

Comprehensive income includes net income, as well as unrealized gains and losses, which are excluded from net income. They are, however, reflected as a direct charge or credit to shareowners' equity.

Total comprehensive income (loss) for the years ended June 30 are as follows:

                                                                         2002            2001          2000
                                                                         ----            ----          ----

 Net income (loss)                                                    $ 2,928,000    $ 1,301,000    $(8,682,000)
 Other comprehensive income, net of tax
      Net unrealized gains (losses) - investment securities owned          78,000         (2,000)       (37,000)
      Net unrealized gains (losses) - investment securities held by
          an equity method investee (Note 3)                             (525,000)    (2,457,000)     2,732,000
 Plus: net reclassification adjustment for losses realized
             and reported in net income                                      --          110,000           --
                                                                      -----------    -----------    -----------
 Comprehensive income (loss)                                          $ 2,481,000    ($1,048,000)   $(5,987,000)
                                                                      ===========    ===========    ===========

NYSE:SPA                                                         [SPARTON Logo]

3. INVESTMENT SECURITIES

Details of the investment securities portfolio as of June 30, 2002 and 2001, are as follows:

                                                                          Gross        Estimated
                                                  Amortized Cost    Unrealized Gains   Fair Value
                                                  --------------    ----------------  ------------
June 30, 2002:
Debt securities:
     Corporate - primarily U.S.                    $  5,136,000        $  53,000      $  5,189,000
     U.S. Government and federal agency               2,268,000           37,000         2,305,000
     State and municipal                              3,817,000           32,000         3,849,000
Equity securities - primarily preferred stock           186,000            1,000           187,000
                                                   ------------         --------      ------------
                                                   $ 11,407,000         $123,000      $ 11,530,000
                                                   ============         ========      ============
June 30, 2001:
Debt securities:
     State and municipal                           $  1,175,000         $   --        $  1,175,000
                                                   ============         ========      ============

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

For the year ended June 30, 2002, the Company had net purchases of investment securities totaling $10,307,000. The Company had no net purchases of investment securities for fiscal 2001. Net sales of investment securities totaled $75,000 and $3,469,000 in the fiscal years ended 2002 and 2001, respectively.

In June 1999, the Company purchased a 14% interest, 12% on a fully diluted basis, in Cybernet Systems Corporation (Cybernet) for $3,000,000. Cybernet is a privately owned developer of hardware, software, next-generation network computing, and robotics products. It is located in Ann Arbor, Michigan. At June 30, 2002, Sparton changed its method of accounting for its investment in Cybernet. The investment is accounted for under the equity method and is included in other assets on the balance sheets at June 30, 2002 and 2001. The Company believes that the equity method is more appropriate given Sparton's increasing involvement in Cybernet. The use of the cost method in the past was appropriate, but reflective of the more passive involvement at that time. The use of the equity method requires Sparton to record its share of Cybernet's income or loss in earnings ("Equity income (loss) in investment") in Sparton's income statement with a corresponding increase or decrease in the investment account ("Other assets") in Sparton's balance sheets. In addition, Sparton's share of unrealized gains (losses) on available-for-sale securities held by Cybernet, is carried in accumulated other comprehensive income (loss) within the shareowners' equity section of Sparton's balance sheets. The unrealized gains (losses) on available-for-sale securities reflect Cybernet's investment in Immersion Corporation, a publicly traded company. The financial statements were retroactively adjusted to reflect Sparton's share of Cybernet's losses and accumulated other comprehensive income (loss) for all years presented, as required by Accounting Principles Board Opinion No. 18 "The Equity Method of Accounting for Investments In Common Stock".

4.  LONG-TERM CONTRACTS

Inventories include costs related to long-term contracts of approximately $23,622,000 and $21,225,000 at June 30, 2002 and 2001, respectively, reduced by progress billings to the United States Government of approximately $6,275,000 and $11,234,000, respectively.

5.  LEASE INFORMATION

The Company leases a substantial portion of its production machinery, data processing equipment, vehicles and other equipment. Such leases, some of which are noncancelable and which in many cases, include renewal options, expire at various dates. The Company is responsible for most maintenance, insurance and taxes relating to these leased assets. Rent expense under agreements accounted for as operating leases was $4,348,000 in fiscal 2002, $3,697,000 in fiscal 2001, and $2,098,000 in fiscal 2000. At June 30, 2002, future minimum lease payments for all noncancelable operating leases totaled $8,218,000, and are payable as follows: 2003-$4,217,000, 2004-$2,331,000, 2005-$901,000,
2006-$490,000, 2007-$279,000.


www.sparton.com

6. STOCK OPTIONS

The Company has an incentive stock option plan under which 760,000 common shares are reserved for option grants to key employees and directors at the fair market value of the stock at the date of the grant. This plan, approved by shareowners in October 2001, amended and restated a previous plan approved in October 1999. Under the plan, the options generally become exercisable cumulatively, begin-ning one year after the date granted, in equal annual installments, and generally terminate five years after the date of grant. Under a previous plan, individual grants may have a stock appreciation rights feature whereby optionees can surrender up to one-half of their unexercised options to the extent then exercisable in exchange for cash or common shares equal to the difference between the then-current market value and the option prices for shares issuable upon surrender of such options.

Information on options is as follows:

                                               Shares Under Option            Price Range
                                               -------------------            -----------
 Outstanding at June 30, 1999                        171,000              $  6.625 to 8.375
      Granted                                         10,000                          3.750
      Exercised                                         --                             --
      Cancelled                                      (22,500)                         8.375
                                                     -------              -----------------
 Outstanding at June 30, 2000                        158,500                 3.750 to 8.375
      Granted                                        139,000                 4.125 to 4.250
      Exercised                                         --                             --
      Cancelled                                      (20,500)                4.250 to 8.375
                                                     -------              -----------------
 Outstanding at June 30, 2001                        277,000                 3.750 to 8.375
      Granted                                        282,000                 7.010 to 8.650
      Exercised                                         --                             --
      Cancelled                                     (113,500)                7.010 to 8.375
                                                     -------              -----------------
 Outstanding at June 30, 2002                        445,500                $3.750 to 8.650
                                                     =======              =================

At June 30, 2002, the per share weighted-average exercise price of options outstanding was $6.07. The weighted-average remaining contractual life of those options is approximately 3.8 years. At June 30, 2002, there were 74,875 options exercisable at the per share weighted-average exercise price of $5.22. Remaining shares available for grant under the plan were 346,500 at June 30, 2002.

Had the compensation cost for the stock options been determined based on the fair value at the grant date consistent with the fair value method of SFAS 123, the Company's net earnings would have been reduced by $82,000 ($.01 per share) in fiscal 2002, $50,000 ($.01 per share) in fiscal 2001, and $70,000 ($.01 per share) in fiscal 2000.

Under SFAS 123, fair value was estimated at the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions for the options:


                                                     2002         2001          2000
                                                     -----        ----          ----
 Stock Options:
      Expected option life                            4            4             4
      Expected volatility                            31.5%        36.7%         36.3%
      Risk-free interest rate                         5.0          5.5           6.5
      Dividend yield                                  0.0          0.0           0.0
      Weighted-average fair value                    $2.16        $1.53         $1.41

NYSE:SPA                                                         [SPARTON Logo]

7. EMPLOYEE BENEFIT PLANS

Pension Benefits

Prior to March 31, 2000, the Company maintained a contributory defined benefit pension plan covering certain salaried and hourly employees. Pension benefits were based on years of credited service. Additional benefits were available to contributory participants based upon their years of contributory service and compensation.

Effective April 1, 2000, the Company amended its defined benefit retirement plan to determine future benefits using a cash balance formula. On March 31, 2000, credited and contributory credited service under the plan's previous formula were frozen and the benefit amount changed to be based on the final 5 years average compensation. Under the cash balance formula, each participant has an account which is credited yearly with 2% of their salary, as well as the interest earned on their previous year-end cash balance. In addition, a transition benefit was added to eliminate the shortfall in projected benefits that some eligible employees could experience. The Company's policy is to fund the plan based upon legal requirements and tax regulations.

The following weighted-average assumptions were used as of June 30:


                                                2002        2001
                                                ----        ----
 Discount rate                                  7.25%       7.25%
 Expected return on plan assets                 7.50        7.50
 Rate of compensation increase                  5.00        5.00

Net periodic pension income of $163,000, $686,000 and $624,000 was recognized in 2002, 2001 and 2000, respectively.

The components of net periodic pension income for each of the years were as follows:

                                                     2002                 2001              2000
                                                     ----                 ----              ----
 Service cost                                   $    483,000             $440,000       $   386,000
 Interest cost                                       720,000              782,000           757,000
 Expected return on plan assets                   (1,144,000)          (1,486,000)       (1,413,000)
 Amortization of prior service cost                   74,000               74,000            27,000
 Amortization of transition assets                  (296,000)            (296,000)         (296,000)
 Recognized net actuarial gain                            -              (200,000)          (85,000)
                                                ------------            ---------       -----------
 Net periodic pension income                    $   (163,000)           $(686,000)      $  (624,000)
                                                ============            =========       ===========

The following tables summarize the changes in benefit obligations, plan assets and funding status of the plan at March 31:

                                                       2002               2001
                                                   -----------       -----------
Change in benefit obligations:
Benefit obligation at beginning of period          $11,158,000       $10,993,000
Service cost                                           483,000           440,000
Interest cost                                          720,000           782,000
Actuarial (gains) losses                              (147,000)           17,000
Benefits paid                                       (1,449,000)       (1,074,000)
                                                   -----------       -----------
Benefits obligation at end of period               $10,765,000       $11,158,000
                                                   ===========       ===========


                                                           2002             2001
                                                           ----             ----
 Change in plan assets:
 Fair value of plan assets at beginning of period    $16,302,000       $ 20,949,000
 Actual return on plan assets                          1,438,000         (3,614,000)
 Plan contributions                                          -               41,000
 Benefits paid                                        (1,449,000)        (1,074,000)
                                                     -----------       ------------
 Fair value of plan assets at end of period          $16,291,000       $ 16,302,000
                                                     ===========       ============

www.sparton.com

                                                               2002             2001
                                                               ----             ----
 Plan assets in excess of projected benefits obligations    $5,526,000       $5,144,000
 Unrecognized net actuarial losses                              53,000          494,000
 Unrecognized transition asset                                  (1,000)        (297,000)
 Unamortized prior service cost                                726,000          800,000
                                                            ----------       ----------
 Pension asset                                              $6,304,000       $6,141,000
                                                            ==========       ==========

Plan assets at end of period consist principally of common stock (including 319,100 shares of the Company's common stock), corporate bonds and U.S. Government obligations.

Retirement Savings Plan

Effective with the change in the defined benefit plan, the Company expanded its defined contribution plan to cover all U.S. based operating subsidiaries. Through December 31, 2001, the Company matched 50 percent of participants' basic contributions, up to 5 percent of their wages, with the matching contribution consisting of cash. As of January 1, 2002, the matching contribution was changed to be 50 percent of participants' basic contributions, up to 6 percent of their wages, with the matching cash contributions directed to be invested in Sparton Common Stock. Amounts expensed under the plan, or prior defined contribution plans, were approximately $741,000, $744,000 and $270,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

8. INCOME TAXES

Deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of assets and liabilities. Significant components of the Company's deferred tax assets and liabilities at June 30, 2002 and 2001, are as follows:

                                                            2002            2001
                                                            ----            ----
 Deferred tax assets:
      Environmental remediation                         $ 2,853,000    $ 3,081,000
      Canadian tax carryovers                             2,252,000      2,450,000
      Inventories                                         1,046,000      2,061,000
      Charitable contribution carryover                     545,000           --
      Equity investment                                     515,000        347,000
      Employment and compensation                           490,000        440,000
      Other                                                 380,000        467,000
      Alternative minimum tax (AMT) credit carryovers       174,000        135,000
      Loss contracts                                         25,000        192,000
      Capital loss carryovers                                15,000        114,000
                                                        -----------    -----------
           Total deferred tax assets                      8,295,000      9,287,000
      Less valuation allowances                          (2,797,000)    (2,450,000)
                                                        -----------    -----------
                                                          5,498,000      6,837,000

 Deferred tax liabilities:
      Pension asset                                       2,269,000      2,211,000
      Property, plant and equipment                         962,000        997,000
                                                        -----------    -----------
           Total deferred tax liabilities                 3,231,000      3,208,000
                                                        -----------    -----------
 Net deferred tax assets                                $ 2,267,000    $ 3,629,000
                                                        ===========    ===========

Deferred taxes are included in the balance sheets at June 30, 2002 and 2001, as follows:

                                                           2002           2001
                                                           ----           ----
 Prepaid expenses                                       $ 1,968,000    $ 3,571,000
 Other assets                                               299,000         58,000
                                                        -----------    -----------
                                                        $ 2,267,000    $ 3,629,000
                                                        ===========    ===========

NYSE:SPA                                                         [SPARTON Logo]

 Income (loss) before income taxes consists of the following:

                                                             2002             2001             2000
                                                             ----             ----             ----
United States                                            $  4,307,880     $  2,412,034     $(11,687,494)
Canada                                                       (239,676)        (266,997)      (1,020,240)
                                                         ------------     ------------     ------------
                                                         $  4,068,204     $  2,145,037     $(12,707,734)
                                                         ============     ============     ============

 The provision (credit) for income taxes consists of:
                                                             2002             2001             2000
                                                             ----             ----             ----
 Current:
      United States                                      $   (450,000)    $    738,000     $   (304,000)
      States and local                                        (37,000)          97,000         (131,000)
                                                         ------------     ------------     ------------
                                                             (487,000)         835,000         (435,000)
 Deferred - United States                                   1,627,000            9,000       (3,591,000)
                                                         ------------     ------------     ------------
                                                         $  1,140,000     $    844,000     $ (4,026,000)
                                                         ============     ============     ============

The consolidated effective tax rate differs from the statutory U.S. Federal tax rate for the following reasons and by the following percentages:

                                                                        2002     2001       2000
                                                                        ----     ----       ----
 Statutory U.S. Federal tax (benefit) rate                              34.0%    34.0%    (34.0%)

 Significant increases (reductions) resulting from:
      Charitable contributions (net of valuation allowance)              5.2       --         --
      Canadian tax loss carryovers and other                             1.8      3.4        2.8
      State and local income taxes                                      (0.5)     2.4       (0.7)
      Tax benefit of foreign sales                                      (9.8)    (7.2)      (1.3)
      Imputed interest on intercompany advances
          to Canadian subsidiary                                          --      7.0        2.0
      Other                                                             (1.8)    (0.7)      (0.3)
                                                                        ----     ----     ------
 Effective tax (benefit) rate                                           28.9%    38.9%    (31.5%)
                                                                        ====     ====     ======

For U.S. income tax purposes, approximately $174,000 of AMT credits are available to offset regular tax in future years. These credits do not expire.

During fiscal 2002 Sparton donated land and facilities, located in Flora, Illinois, with a net book value of $598,000, to the City of Flora. This property, which had an appraised value of $1,515,000, had been used in Sparton's discontinued automotive operations. The charitable contributions carryover is available to offset future taxable income subject to limitations. This carryover expires in 2007. The related deferred tax benefit of $545,000 has been fully offset by a valuation allowance at June 30, 2002. The benefit will be recognized as the Company is able to deduct the carryover.

For Canadian income tax purposes, approximately $5,386,000 of noncapital losses and scientific research and experimental development expenditures are available at June 30, 2002, for carryover against income in future tax years. These carryovers will begin to expire in fiscal 2003. In addition, unused investment tax credits of approximately $313,000 at June 30, 2002, are available for carryover against tax liabilities in future tax years. These carryover credits will begin to expire in 2004. For financial reporting purposes, a valuation reserve of $2,252,000 has been established for the full amount of the Canadian carryovers.


www.sparton.com

9. COMMITMENTS AND CONTINGENCIES

One of Sparton's former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been the subject of ongoing investigations conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). The investigation began in the early 1980s and involved a review of onsite and offsite environmental impacts.

In December 1999, the Company increased its accrual for the cost of addressing environmental impacts associated with its Coors Road plant by $10,000,000 pre-tax. This increase was in response to a Consent Decree settling lawsuits, as well as a related administrative enforcement action, and covered costs expected to be incurred over the next thirty years.

At June 30, 2002, Sparton has a remaining accrual of $7,925,000 as its estimate of the minimum future undiscounted financial liability with respect to this matter, of which $550,000 is classified as a current liability and included on the balance sheet in accrued liabilities. The Company's minimum cost estimate is based upon existing technology and excludes legal and related consulting costs. The Company's estimate includes equipment and operating costs for onsite and offsite pump and treat containment systems, a soil vapor extraction program and continued onsite and offsite monitoring. Legal and related consulting costs are expensed as incurred.

Subsequent to June 30, 2002, Sparton reached an agreement with the United States Department of Energy (DOE) and others to recover certain remediation costs. This settlement is more fully disclosed in Note 12, subsequent event.

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

In addition to the $10,000,000 (pre-tax) charge in December 1999 described above, amounts charged to operations, principally legal and consulting, for the years ended June 30, 2002, 2001 and 2000, were $840,000, $1,820,000, and
$811,000, respectively.

The Company has had no short-term debt outstanding since December 1996, and currently has unused informal lines of credit totaling $30 million through three banks.

10. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following unaudited information shows selected items by quarter for the years ended June 30, 2002 and 2001, respectively:

                                                   First Quarter    Second Quarter  Third Quarter  Fourth Quarter
                                                   -------------    --------------  -------------  --------------
     Net sales:
         2002                                        $40,810,080       $41,065,819    $34,970,080     $32,826,164
         2001                                         42,682,312        46,556,366     46,457,914      51,923,834

     Gross profit:
         2002                                          4,727,915         3,816,872      3,728,731       5,124,824
         2001                                          2,121,521         5,704,101      3,372,730       7,268,557

     Income (loss):
         2002                                            786,810           549,814        534,234       1,057,346
         2001                                         (1,188,547)          671,050        487,570       1,330,964

     Basic and diluted earnings (loss) per share:
         2002                                              $0.10             $0.07          $0.07           $0.14
         2001                                              (0.15)             0.08           0.07            0.17

Net income (loss) and earnings (loss) per share for fiscal 2002 and 2001, were restated to reflect the use of the equity method of accounting for the Company's investment in Cybernet, as more fully disclosed in Note 3. This adjustment resulted in a reduction to income of $71,000 ($0.01 per share) and $79,000 ($0.01 per share) in each quarter for fiscal 2002 and 2001.

NYSE:SPA                                                         [SPARTON Logo]

Fiscal 2001 fourth quarter gross profits were reduced by $730,000 due to the net impact of adjustments to certain inventories and revisions in estimated completion costs on government defense contracts.

Net income was increased in the fourth quarter of fiscal 2002 by $365,000 due to the lower effective tax rate of 28.9%.

11. BUSINESS SEGMENT AND CONCENTRATION SALES

The company operates in one business segment, electronic contract manufacturing services (EMS).

Total direct sales on prime contracts to United States government agencies were $38,826,000 in fiscal 2002, $27,997,000 in fiscal 2001 and $33,715,000 in fiscal
2000. One commercial customer accounted for 16% and 11% of consolidated sales in fiscal 2002 and 2000, respectively. In fiscal 2001, two commercial customers accounted for 20% and 10%, respectively, of consolidated sales. Foreign export sales by U.S. operations to unaffiliated customers were $17,541,000 in fiscal 2002, $17,651,000 in fiscal 2001, and $32,072,000 in fiscal 2000. No single country accounted for 10% or more of export sales in the fiscal years ended 2002, 2001, or 2000.

Sales of anti-submarine warfare (ASW) devices and related engineering contract services for the fiscal years 2002-2000 contributed approximately 35%, 18%, and 31%, respectively, to total sales. Intercompany sales were not significant in any of these years.

12. SUBSEQUENT EVENT

Subsequent to June 30, 2002, Sparton reached an agreement with the United States Department of Energy (DOE) and others to recover certain remediation costs. Under the agreement, Sparton will be reimbursed for a portion of the costs the Company has incurred in its investigation and site remediation efforts at the Sparton Technology, Inc. Coors Road site, located in Albuquerque, New Mexico. The remediation efforts began in 1983. The settlement concludes a very lengthy negotiation process and two court actions, one in the Federal Court of Claims and one in the Federal District Court in Albuquerque.

Under the settlement terms, Sparton will receive $4,850,000 from the DOE and others in fiscal 2003, plus an additional $1,000,000 in fiscal 2004. In addition, the DOE has agreed to reimburse Sparton 37.5% of certain future environmental expenses in excess of $8,400,000 incurred at the site.

The financial impact of the settlement will be recorded in the first quarter of fiscal 2003, that ends September 30, 2002. Most of the settlement proceeds received (approximately $5,500,000) will be recorded as income.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors is included in the Proxy Statement under "Election of Directors" and is incorporated herein by reference. Information concerning the executive officers is included in Part I, Item 4.

Information set forth under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning executive compensation is included under "Compensation of Executive Officers" in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information on management and certain other beneficial ownership of the Company's common stock is included under "Outstanding Stock and Voting Rights" in the Proxy Statement and is incorporated herein by reference.

www.sparton.com

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information as to certain relationships and related transactions is included under "Certain Relationships and Transactions" in the Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     Documents filed as part of this report on Form 10-K

        1.        FINANCIAL STATEMENTS AND SCHEDULES
                  The financial statements are set forth under Item 8 of this report on Form 10-K.

        2.        FINANCIAL STATEMENT SCHEDULE(S)
                  Schedule II - Valuation and Qualifying Accounts (Consolidated)

                  Reserves deducted from assets in the balance sheets:

                  INVENTORY RESERVE ACCOUNTS:

                  Years ended June 30:                    2002            2001          2000
                                                          ----            ----          ----
                  Balance at beginning of period     $  4,573,000     $ 4,540,000   $ 3,580,000
                  Charged to costs and expenses         1,873,000       1,859,000     2,246,000
                  Deductions (*)                       (3,572,000)     (1,826,000)   (1,286,000)
                                                     ------------     -----------   -----------
                      Balance at end of period       $  2,874,000     $ 4,573,000   $ 4,540,000
                                                     ============     ===========   ===========

                    (*) Deductions from the inventory reserve accounts represent obsolete or unsaleable inventory written off and/or disposed of. All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

        3.        EXHIBITS
                  A list of the Exhibits filed as part of this report is set forth in the Exhibit Index that immediately precedes such Exhibits and is incorporated herein by reference.

(b)     Report on Form 8-K

                  The Company did not file any reports on Form 8-K during the fourth quarter of its fiscal year ended June 30, 2002.

NYSE:SPA                                                         [SPARTON Logo]

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 27, 2002      SPARTON CORPORATION
                               /s/  Richard L. Langley
                              Richard L. Langley, Chief Financial Officer
                              (Principal Accounting and Financial Officer)

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

               Signature and Title                                                                  Date
               -------------------                                                                  ----
By /s/ BRADLEY O. SMITH                                                                       September 27, 2002
-----------------------------------------------------------------------------------------
      Bradley O. Smith, Chairman of the Board of Directors

By /s/ DAVID W. HOCKENBROCHT                                                                  September 27, 2002
-----------------------------------------------------------------------------------------
      David W. Hockenbrocht, Chief Executive Officer, President and Director

By /s/ RICHARD L. LANGLEY                                                                     September 27, 2002
-----------------------------------------------------------------------------------------
      Richard L. Langley, Chief Financial Officer, Vice President, Treasurer and Director

By /s/ JAMES N. DEBOER                                                                        September 27, 2002
-----------------------------------------------------------------------------------------
      James N. DeBoer, Director

By/s/ JAMES D. FAST                                                                           September 27, 2002
-----------------------------------------------------------------------------------------
      James D. Fast, Director

By /s/ ROBERT J. KIRK                                                                         September 27, 2002
-----------------------------------------------------------------------------------------
      Robert J. Kirk, Director

By /s/ DAVID P. MOLFENTER                                                                     September 27, 2002
-----------------------------------------------------------------------------------------
      David P. Molfenter, Director

By /s/ WILLIAM I. NOECKER                                                                     September 27, 2002
-----------------------------------------------------------------------------------------
      William I. Noecker, Director

By /s/ W. PETER SLUSSER                                                                       September 27, 2002
-----------------------------------------------------------------------------------------
      W. Peter Slusser, Director

www.sparton.com

        CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David W. Hockenbrocht, certify that:

1.       I have reviewed this annual report on Form 10-K of Sparton Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 27, 2002         SPARTON CORPORATION
                                  /s/ David W. Hockenbrocht

                                  David W. Hockenbrocht, Chief Executive Officer

                   -----------------------------------------

I, Richard L. Langley, certify that:

1.       I have reviewed this annual report on Form 10-K of Sparton Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 27, 2002         SPARTON CORPORATION
                                  /s/ Richard L. Langley

                                  Richard L. Langley, Chief Financial Officer

NYSE:SPA                                                         [SPARTON Logo]

                                  EXHIBIT INDEX

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


-------------------------------------------------------------------------------

www.sparton.com