Form 10-Q
period 2002-09-30
SPARTON CORP
filed 2002-11-15
CIK 92679

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
               ACT OF 1934 FOR THE PERIOD ENDED September 30, 2002

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
(State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
Incorporation or Organization)

                2400 East Ganson Street, Jackson, Michigan 49202
               (Address of Principal Executive Offices, Zip Code)

                                 (517) 787- 8600
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

The aggregate market value of voting stock held by non-affiliates of the registrant as of October 31, 2002, was $41,851,771.

Common Stock, $1.25 Par Value - 7,563,540 shares outstanding as of October 31, 2002.

                SPARTON CORPORATION AND SUBSIDIARIES

                                           INDEX

Part I. Financial Information

  Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets
          September 30 and June 30, 2002 .................................................................3

        Condensed Consolidated Statements of Operations
          Three-Month Periods ended September 30, 2002 and 2001...........................................4

        Condensed Consolidated Statements of Cash Flows
          Three-Month Periods ended September 30, 2002 and 2001 ..........................................5

        Notes to Condensed Consolidated Financial Statements..............................................6

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..........10

  Item 3. Quantitative and Qualitative Disclosures About Market Risk.....................................13

  Item 4. Controls and Procedures .......................................................................13

Part II. Other Information

  Item 1. Legal Proceedings..............................................................................13

  Item 6. Exhibits and Reports on Form 8-K ..............................................................15

  Signatures ............................................................................................15

  Certifications ........................................................................................16

  Amended Articles of Incorporation (exhibit 3.1)....................................................... 18

                      SPARTON CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (Unaudited)
                         September 30 and June 30, 2002

ASSETS
                                                                                  September 30          June 30
                                                                                  ------------          -------
Current assets:
  Cash and cash equivalent                                                        $  7,309,500       $  8,687,873
  Investment securities                                                             14,376,665         11,530,374
  Accounts receivable:
   Trade                                                                            19,994,862         18,703,397
   EPA settlement (Note 6)                                                           5,850,000             -
  Income taxes recoverable                                                              -               1,055,965
  Inventories and costs on contracts in progress, less progress payments of
   $7,777,000 at September 30 ($6,275,000 at June 30)                               41,719,412         41,929,559
  Prepaid expenses                                                                   2,081,961          2,214,845
                                                                                  ------------       ------------
    Total current assets                                                            91,332,400         84,122,013
Pension asset                                                                        6,304,117          6,304,117
Other assets                                                                         2,724,286          2,940,918
Property, plant and equipment, net                                                   9,045,004          9,034,200
                                                                                  ------------       ------------
     Total assets                                                                 $109,405,807       $102,401,248
                                                                                  ============       ============

LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
  Account payable                                                                 $  8,078,256       $  7,762,357
  Salaries and wages                                                                 3,228,494          3,545,045
  Accrued liabilities                                                                3,348,024          2,104,170
  Income taxes payable                                                               1,836,718             -
                                                                                  ------------       ------------
     Total current liabilities                                                      16,491,492         13,411,572
Environmental remediation                                                            7,293,289          7,375,259
Shareowners' equity:
  Common stock - 7,563,540 and 7,559,790 shares outstanding at September 30
   and June 30 after deducting 371,172 and 374,922 shares in treasury                9,454,425          9,449,738
  Capital in excess of par value                                                       488,118            477,493
  Accumulated other comprehensive income (loss)                                        241,462           (172,000)
  Retained earnings                                                                 75,437,021         71,859,186
                                                                                  ------------       ------------
    Total shareowners' equity                                                       85,621,026         81,614,417
                                                                                  ------------       ------------
       Total liabilities and shareowners' equity                                  $109,405,807       $102,401,248
                                                                                  ============       ============

See accompanying notes.

                      SPARTON CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations (Unaudited)
         For the Three-Month Periods ended September 30, 2002 and 2001




                                                            September 30
                                                    ----------------------------
                                                        2002          2001
                                                        ----          ----
Net sales                                           $ 36,767,907    $ 40,810,080
Costs of goods sold                                   33,003,645      36,082,165
                                                    ------------    ------------
                                                       3,764,262       4,727,915

Selling and administrative income (expense):
  Selling and administrative expenses                 (3,524,214)     (3,279,106)
  EPA related - net (Note 6)                           5,347,000        (173,426)
                                                    ------------    ------------
                                                       1,822,786      (3,452,532)
                                                    ------------    ------------

Operating income                                       5,587,048       1,275,383

Other income (expense):
  Interest and investment income                         117,297         128,624
  Equity loss in investment                              (39,000)        (71,250)
  Other - net                                             14,490         (41,947)
                                                    ------------    ------------
                                                          92,787          15,427

Income before income taxes                             5,679,835       1,290,810
Provision for income taxes                             2,102,000         504,000
                                                    ------------    ------------

     Net income                                      $3,577,835     $    786,810
                                                    ============    ============

Basic and diluted earnings per share                      $0.47            $0.10
                                                    ============    ============

Dividends                                                  $-0-             $-0-
                                                    ============    ============

See accompanying notes.

                      SPARTON CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statements of Cash Flows (Unaudited)
         For the Three-Month Periods ended September 30, 2002 and 2001

                                                                                                 September 30
                                                                                          --------------------------
                                                                                              2002           2001
                                                                                          -----------    -----------
Cash flows provided (used) by Operating Activities:
  Net income                                                                              $ 3,577,835    $   786,810
  Add noncash items affecting operations:
    Depreciation                                                                              363,426        426,304
    EPA settlement (Note 6)                                                                (5,500,000)          --
  Add (deduct) changes in operating assets and liabilities:
    Income taxes payable                                                                    1,836,718        453,589
    Other                                                                                   1,391,679      1,462,554
    Income taxes recoverable                                                                1,055,965           --
    Accounts payable                                                                          315,899     (7,791,014)
    Inventories                                                                               210,147      4,430,543
    Accounts receivable                                                                    (1,641,465)     1,649,697
                                                                                          -----------    -----------
                                                                                            1,610,204      1,418,483

Cash flows provided (used) by Investing Activities:
  Purchases of investment securities -net                                                  (2,846,291)    (3,610,195)
  Purchases of property, plant and equipment-net                                            (,374,230)      (101,053)
  Noncurrent other assets                                                                     216,632         41,631
                                                                                          -----------    -----------
                                                                                           (3,003,889)    (3,669,617)

Cash flows provided by Financing Activities:
  Stock options exercised                                                                      15,312           --
                                                                                          -----------    -----------

Decrease in cash and cash equivalents                                                      (1,378,373)    (2,251,134)
Cash and cash equivalents at beginning of period                                            8,687,873     13,034,790
                                                                                          -----------    -----------
Cash and cash equivalents at end of period                                                $ 7,309,500    $10,783,656
                                                                                          ===========    ===========

Supplemental disclosures of cash paid (refunded) during the period:
    Income taxes - net                                                                      ($693,000)   $    89,000
                                                                                          ===========    ===========

See accompanying notes.

                      SPARTON CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The following is a summary of the Company's accounting policies not discussed elsewhere within this report.

         BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements of Sparton Corporation and all active subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All significant intercompany transactions and accounts have been eliminated. The condensed consolidated balance sheet at September 30, 2002, and the related condensed statements of operations and cash flows for the three-month periods ended September 30, 2002 and 2001 are unaudited, but include all adjustments (consisting of normal recurring accruals) which the Company considers necessary for a fair presentation of such financial statements. Operating results for the three-month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended June 30, 2003.

         The balance sheet at June 30, 2002, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

         At June 30, 2002, the Company changed its method of accounting for its investment in Cybernet Systems Corporation (Cybernet). The investment is now accounted for under the equity method and included in other assets on the balance sheets at September 30 and June 30, 2002. The condensed consolidated statement of operations and cash flow for the three-month period ended September 30, 2001, have been changed to reflect the Company's share of Cybernet's losses and accumulated other comprehensive income (loss), as required by Accounting Principles Board Opinion No.18 "The Equity Method of Accounting for Investments In Common Stock".

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

         NEW ACCOUNTING STANDARD - Effective July 1, 2002, the Company was required to adopt Statement of Financial Accounting Standards (SFAS) No.144, "Accounting for the Impairment of Long-Lived Assets" (SFAS No.144), which supersedes SFAS No.121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and provides a single accounting model for long-lived assets which are to be disposed of. The adoption of SFAS No.144 did not have any material effect on the Company's consolidated results of operation or financial position.

         DEPRECIATION - Depreciation is provided over estimated useful lives on accelerated methods, except for certain buildings, machinery and equipment, which are being depreciated on the straight-line method. Estimated useful lives generally range from 5 to 50 years for buildings and improvements, 3 to 16 years for machinery and equipment, and 3 to 5 years for test equipment.

         TREASURY STOCK - The Company records treasury stock purchases at cost. The excess of cost over par value is allocated to capital in excess of par value based on the per share amount of capital in excess of par value for all shares, with the difference charged to retained earnings.

2. The Company's net sales are comprised of product sales and revenues earned from engineering and design services. Revenue from product sales is generally recognized upon shipment of the goods; service revenue is recognized as the service is performed or under the percentage of completion method, depending on the nature of the arrangement. Long-term contracts relate principally to government defense contracts. These contracts are accounted for based on completed units accepted and their estimated average contract cost per unit. Development contracts are accounted for based on percentage of completion. Costs and fees billed under cost-reimbursement-type contracts are recorded as sales. A provision for the entire amount of a loss on a contract is charged to operations as soon as the loss is determinable. Shipping and handling costs are included in costs of goods sold.

         Inventories are valued at the lower of cost (first-in, first-out basis) or market and include costs related to long-term contracts. The following are the major classifications of inventory, which are presented net of progress payments.

                                         September 30, 2002       June 30, 2002
                                         ------------------       -------------
Raw materials                               $25,030,000            $23,353,000
Work in process and finished goods           16,689,000             18,577,000
                                            -----------            -----------
  Total                                     $41,719,000            $41,930,000
                                            ===========            ===========

         Work in progress and finished goods inventory includes $6.5 million and $7.5 million of sonobuoys at September 30, 2002, and June 30, 2002, respectively.

3. For the three months ended September 30, basic and diluted earnings per share were computed based on the following:

                                                Three Months Ended September 30
                                                -------------------------------
                                                  2002              2001
                                                  ----              ----
Basic - weighted average shares outstanding     7,563,105          7,570,090
Effect of dilutive stock options                   75,260             39,079
                                               ----------         ----------
  Weighted average diluted shares outstanding   7,638,365          7,609,169
                                               ==========         ==========

         For the three-month periods ended September 2002 and 2001, options to purchase 94,000 and 98,500 shares of common stock were not included in the computation of diluted earnings per share. Such option's exercise prices were greater than the average market price of the Company's common stock and, therefore, the effect would be antidilutive.

4. The reporting of comprehensive income requires disclosure of total non-shareowner changes in equity in interim periods and additional disclosures of the components of non-shareowner changes in equity on an annual basis. Total non-shareowner changes in equity include all changes in equity during a period except those resulting from investments by and distributions to shareowners. Comprehensive income includes net income, as well as unrealized gains and losses on investments, which are excluded from net income. Such gains and losses are reflected as a direct charge or credit to shareowners' equity.

Comprehensive income for the three months ended September 30, 2002, and 2001 was as follows:

                                                        Three Months Ended September 30
                                                        --------------------------------
                                                                 2002          2001
Net income                                                   $3,578,000       $787,000
Other comprehensive income, net of tax:
  Net unrealized gains (losses) - investment
    securities owned                                            199,000         42,000
  Net unrealized gains (losses) - investment
    securities held by investee
    accounted for by the equity method                          214,000       (131,000)
                                                             ----------      ---------
    Comprehensive income                                     $3,991,000       $698,000
                                                             ==========      =========

         At September 30, 2002, shareowners' equity includes accumulated other comprehensive income (loss) of $277,000 and ($36,000), which relates to unrealized gains on investments securities owned and unrealized losses on investment securities held by an investee accounted for by the equity method, respectively. At June 30, 2002, these amounts were $78,000 and ($250,000), respectively.

5. Cash and cash equivalents consist of demand deposits and other highly liquid investments. The investment portfolio has various maturity dates up to 25 years. A daily market exists for all investment securities. The Company believes that the impact of fluctuations in interest rates on its investment portfolio should not have a material impact on financial position or results of operations. It is the Company's intention to use these investment securities to provide working capital and fund the expansion of its business and for other business purposes.

         At September 30, 2002, the Company had net unrealized gains of $441,000. At that date, the net after-tax effect of these gains was $277,000, which amount is included in equity. Purchases of investments for the three-month periods ended September 30, 2002 and 2001, totaled $3,033,000 and $3,610,000, respectively. Sales of investment securities totaled $187,000 for the three months ended September 30, 2002. There were no sales of investment securities for the corresponding period ended September 30, 2001.

         Sparton owns a 14% interest in Cybernet Systems Corporation (Cybernet), which was purchased for $3,000,000 in June 1999. This investment is accounted for under the equity method and is included in other assets on the condensed consolidated balance sheet. Sparton's share of unrealized gains (losses) on available-for-sale securities held by Cybernet is carried in accumulated other comprehensive income (loss) within the Shareowners' Equity section of Sparton's balance sheet.

6. One of Sparton's former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been the subject of ongoing investigations conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). The investigation began in the early 1980s and involved a review of onsite and offsite environmental impacts.

         At September 30, 2002, Sparton has a remaining accrual of $7,823,000 as its estimate of the minimum future undiscounted financial liability with respect to this matter, of which $530,000 is classified as a current liability and included on the balance sheet in accrued liabilities. The Company's minimum cost estimate is based upon existing technology and excludes legal and related consulting costs. The Company's estimate includes equipment and operating costs for onsite and offsite pump and treat containment systems, a soil vapor extraction program and continued onsite and offsite monitoring. Legal and related consulting costs are expensed as incurred.

         During the first quarter of fiscal 2003, Sparton reached an agreement with the United States Department of Energy (DOE) and others to recover certain remediation costs. Under the agreement, Sparton will be reimbursed for a portion of the costs it has incurred in its investigation and site remediation efforts at the Coors Road site. The settlement concludes a very lengthy negotiation process and two court actions, one in the Federal Court of Claims and one in the Federal District Court in Albuquerque. Under the settlement terms, Sparton will receive $4,850,000 from the DOE and others in fiscal 2003, plus an additional $1,000,000 in fiscal 2004. In addition, the DOE has agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8,400,000 incurred at the site.

         With the settlement, Sparton received cash and gained some degree of risk protection, with the DOE agreeing to reimburse future costs incurred above an established level. The financial impact of the settlement was recorded in the first quarter of fiscal 2003. Most of the settlement proceeds (approximately $5,500,000) were recorded as income.

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

         Amounts charged to operations, principally legal and consulting, for the three months ended September 30, 2002 and 2001 were $153,000 and $173,000, respectively. These costs were generally incurred in pursuit of various claims for reimbursement.

7. The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recognized as the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. The Company follows the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation".

         At September 30, 2002, the per share weighted-average exercise price of options outstanding was $6.52. The weighted-average remaining contractual life of those options was approximately 4 years. At September 30, 2002, there were 39,750 options exercisable at the per share price of $4.17. Remaining shares available for grant under the plan were 266,000 at September 30, 2002.

         During the three months ended September 30, 2002, stock options to purchase 91,000 shares of common stock were granted. Had compensation cost for all stock options outstanding been determined based on their estimated fair values at the date of grant, consistent with the fair value method of SFAS 123 (using the Black Scholes method of valuation), the Company's net earnings for the quarter would have been reduced by $38,250 ($0.01 per share).

                      SPARTON CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         The Private Securities Litigation Reform Act of 1995 reflects Congress' determination that the disclosures of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by corporate management. The following discussion about the Company's results of operations and financial condition contains forward-looking statements that involve risk and uncertainty. The Company notes that a variety of factors could cause the actual results and experience to differ materially from anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, growth forecasts and results of the Company's business include, but are not limited to, timing and fluctuations in U.S. and/or world economies, customer demand for products, competition in the overall EMS business, availability of production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation. An additional risk factor is the availability and cost of materials. The Company has encountered availability and extended lead time issues on some electronic components in the past, which have resulted in higher prices and late deliveries. Finally, the timing of sonobuoy sales is dependent upon access to, and successful passage of, product tests performed by the U.S. Navy. Reduced governmental budgets have made access to the test range less predictable and less frequent than in the past. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.

RESULTS OF OPERATIONS

         Sales for the three-month period ended September 30, 2002, totaled $36,768,000, a decrease of $4,042,000 (10%) from last year. Government EMS sales increased $1,008,000 (10%) to $10,829,000, while commercial EMS sales decreased 16% compared to last year. The uncertainty of customers' schedules in the commercial market has resulted in Sparton taking additional measures to reduce costs and expenses.

         Reduced gross margin was attributable to several factors. The reduced levels of sales did not allow for the absorption of fixed manufacturing overhead as in the comparable periods. In addition, one facility was closed for two weeks for regularly scheduled maintenance and vacations this quarter, which further contributed to unabsorbed overhead. Also, disengagement issues with one commercial customer, resulted in decreased margins in fiscal 2002. Included in government EMS sales were $546,000 of shipments ($4,855,000 last year) with no gross margin. As previously disclosed, several government programs are loss contracts, which losses have been previously recognized. Finally, gross margin in the prior year, fiscal 2002, was improved when several previously contested customer issues were successfully completed, which resolution contributed approximately $600,000 to operations through pricing adjustments. At September 30, 2002, the backlog of sales on loss contracts approximated $1.3 million. Selling and administrative expenses were above last year. Actions continue to be taken to control costs. Increased costs include additional bid and proposal expenses related to the quest for new job opportunities. Sparton's bid activity is now near record levels.

         Operating income of $5,587,000 was reported for the three months ended September 30, 2002, compared to $1,275,000 for the same period last year. Included in operating income as of September 30, 2002, was $5,500,000 of income related to the recovery of certain remediation costs. This income reflects Sparton's settlement with the DOE and others regarding reimbursable costs incurred at the Company's Sparton Technology, Inc. Coors Road site. Also included are charges against income related to the Coors Road site remediation effort , principally litigation, of $153,000 and $173,000 in 2002 and 2001, respectively.

         Interest and Investment Income decreased $11,000 to $117,000 in 2002, due to lower interest rates. Equity loss in investment relates to Sparton's investment in Cybernet Systems Corporation (Cybernet). Other Income-net was $14,000 in 2002, compared to Other Expense-net of $42,000 for the corresponding three-month period last year.

         The Company reported net income of $3,578,000 ($0.47 per share) for the three months ended September 30, 2002, compared to $787,000 ($0.10 per share) for the corresponding period last year.

LIQUIDITY AND CAPITAL RESOURCE

         For the three-month period ended September 30, 2002, Cash and Cash Equivalents decreased $1,378,000 to $7,310,000. Overall, Cash and Investments increased by $1,468,000 from June 30, 2002. Operating activities provided $1,610,000 in net cash flows. Cash provided by operating activities was less than net income because the $5.8 million related to the environmental settlement with the DOE and others had not been received as of September 30, 2002. Cash flows used by investing activities totaled $3,004,000, principally for the purchase of investment securities. Cash flow provided by financing activities totalled $15,000, from stock options exercised.

         The Company's market risk exposure to foreign currency exchange and interest rates are not considered to be material, principally due to short term investments and minimal receivables and payables designated in foreign currency.

         At September 30, 2002, and June 30, 2002, the aggregate government EMS backlog was approximately $51 million and $60 million, respectively. A majority of the September 30, 2002, backlog is expected to be realized in the next 8-10 months. Commercial EMS orders are not included in the backlog. The Company does not believe the amount of commercial activity covered by firm purchase orders is a meaningful measure of future sales, as such orders may be rescheduled or cancelled without significant penalty.

         No cash dividends were declared in either period presented. At September 30, 2002, the Company had $85,621,000 in recorded shareowners' equity ($11.32 per share), $74,841,000 in working capital, and a 5.54:1.00 working capital ratio.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgement and complexity.

         ENVIRONMENTAL CONTINGENCIES - One of Sparton's former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been the subject of ongoing investigations and remediation efforts conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). The investigation began in the early 1980s and involved a review of onsite and offsite environmental impacts.

         In December 1999, the Company increased its accrual for the estimated cost of addressing the environmental impacts associated with its Coors Road plant by $10,000,000 (pre-tax). This increase was reflective of revised cost estimates in conjunction with the negotiated Consent Decree that settled related lawsuits then outstanding, as well as a related administrative enforce-ment action, and covered activities expected to be incurred over the next thirty years.

         As discussed in Note 6 to the condensed consolidated financial statements, Sparton has accrued its estimate of the minimum future non-discounted financial liability. The estimate was developed using existing technology and excludes legal and related consulting costs. The minimum cost estimate includes equipment and operating and monitoring costs for both onsite and offsite remediation. Sparton recognizes legal and consulting services in the periods incurred. Sparton reviews its EPA accrual activity quarterly.

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

         GOVERNMENT CONTRACT COST ESTIMATES - Government production contracts are accounted for based on completed units accepted with respect to revenue recognition, and their estimated average cost per unit regarding costs. The Company formally reviews, on a quarterly basis, costs incurred-to-date and estimated costs to complete on all significant contracts. These revised estimated contract costs are reflected in the financial statements. Losses for the entire amount of the contract are recognized in the period when such losses are determinable.

         Significant judgment is exercised in determining estimated total contract costs, including but not limited to, cost experience to date, estimated length of time to contract completion, costs for materials, production labor and support services to be expended, and known issues on remaining units to be completed. Estimated costs developed in the early stages of contracts can change significantly as the contracts progress, and events and activities take place. Significant changes in estimate can also occur when new designs are initially placed into production. Depending upon the circumstances, it is possible that the Company's financial position, results of operations and cash flows could be materially affected by changes in estimated costs to complete on one or more significant contracts.

         COMMERCIAL INVENTORY VALUATION ALLOWANCES - Contracts with commercial customers are based upon estimated quantities of product manufactured for shipment over estimated time periods. Raw material inventories are purchased to fulfill these customer requirements. Within these arrangements, customer demand for products frequently change, sometimes creating excess and obsolete inventories.

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

OTHER

         LITIGATION - One of Sparton's facilities, located in Albuquerque, New Mexico, has been the subject of ongoing investigations conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). The investigation began in the early 1980s and involved a review of onsite and offsite environmental impacts.

         At September 30, 2002, Sparton has an accrual of $7,823,000 as its estimate of the future undiscounted minimum financial liability with respect to this matter. The Company's cost estimate is based upon existing technology and excludes legal and related consulting costs. The Company's estimate includes equipment and operating costs for onsite and offsite pump and treat containment systems, a soil vapor extraction program and continued onsite and offsite monitoring. This estimate is based on existing methodology. Legal and related consulting costs are expensed as incurred.

         During the first quarter of fiscal 2003, Sparton reached an agreement with the United States Department of Energy (DOE) and others to recover certain remediation costs. Under the agreement, Sparton will be reimbursed for a portion of the costs the

Company has incurred in its investigation and site remediation efforts at the Coors Road site. The remediation efforts began in 1983. The settlement concludes a very lengthy negotiation process and two court actions, one in the Federal Court of Claims and one in the Federal District Court in Albuquerque.

         Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. It is possible that cash flows and results of operations could be affected by the ultimate resolution of this contingency.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

         The Company manufactures its products in the United States and Canada. Sales of the Company's products are made in the U.S. and Canada, as well as other foreign markets. The Company is potentially subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company operates. However, few receivables and payables are denominated in foreign currency. The Company does not consider the market risk exposure relating to currency exchange to be material.

         The Company has financial instruments that are subject to interest rate risk, principally short-term investments. Historically, the Company has not experienced material gains or losses due to such interest rate changes. Based on the current holdings of short-term investments, the interest rate risk is not believed to be material.

Item 4. Controls and Procedures

         The Company maintains a system of internal accounting policies, procedures, and controls intended to provide reasonable assurance, at appropriate cost, that all material transactions are executed in accordance with Company authorization and are properly recorded and reported in the financial statements, and that assets are adequately safeguarded. The Company also maintains a system of disclosure controls and procedures to ensure that information required to be disclosed in Company reports, filed or submitted under the Securities Exchange Act of 1934, is properly reported in the Company's periodic and other reports.

         As of September 30, 2002, an evaluation was updated by the Company's management, including the CEO and CFO, on the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures continue to be effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

                                     Part II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

         Various litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are non-routine. The Company and its subsidiaries are also involved in certain compliance issues with the United States Environmental Protection Agency (EPA) and various state agencies, including being named as a potentially responsible party at several sites. Potentially responsible parties (PRPs) can be held jointly and severally liable for the clean-up costs at any specific site. The Company's past experience, however, has indicated that when it has contributed only relatively small amounts of materials or waste to a specific site relative to other PRPs, its ultimate share of any clean-up costs has been minor. Based upon available information, the Company believes it has contributed only small amounts to those sites in which it is currently viewed as a potentially responsible party.

         In February 1997, several lawsuits were filed against Sparton's wholly owned subsidiary, Sparton Technology, Inc., alleging that Sparton Technology's Coors Road facility presented an imminent and substantial threat to human health or the environment. On March 3, 2000, a Consent Decree was entered, settling the lawsuits as well as a related administrative enforcement action. The Consent Decree represents a judicially enforceable settlement agreement under which Sparton Technology paid $1,675,000 to resolve claims for damages, civil penalties for alleged violations of state law, and for reimbursement of the litigation costs of certain plaintiffs. The Consent Decree also contains work plans describing remedial activity Sparton Technology agreed to undertake. The remediation activities called for by the work plans have been installed and are either completed, in the case of soil vapor extraction, or in operation, in the case of offsite and onsite containment wells. It is anticipated that ongoing remediation activities will operate for a period of time during which Sparton Technology and the regulatory agencies will analyze their effectiveness. The Company believes that it will take at least three to five years from the date of the Consent Decree, dated March 3, 2000, before the effectiveness of the groundwater containment wells can be established. If ineffective, additional remedies may be imposed at a significantly increased cost. There is no assurance that additional costs greater than the amount accrued will not be incurred or that no adverse changes in environmental laws or their interpretation will occur.

         Upon entering into the Consent Decree, the Company reviewed its estimates of the future costs expected to be incurred in connection with its remediation of the environmental issues associated with its Coors Road Plant over the next 30 years. The Company increased its accrual for the cost of addressing environmental impacts associated with its Coors Road Plant by $10,000,000 (pre-tax) in December 1999. At September 30, 2002, the remaining undiscounted minimum accrual for EPA remediation approximates $7,823,000. The Company's estimate is based upon existing technology and current costs which have not been discounted. The estimate includes equipment and operating and maintenance costs for the onsite and offsite pump and treat containment systems, a soil vapor extraction program and continued onsite and offsite monitoring. It also includes the required periodic reporting requirements. This estimate does not include legal and related consulting costs which are expensed as in- curred. The estimate does not reflect any offset or reduction for monies recovered from various parties currently being pursued as described below.

         In 1995, Sparton Corporation and Sparton Technology, Inc. filed a Complaint in the Circuit Court of Cook County, Illinois, against Lumbermens Mutual Casualty Company and American Manufacturers Mutual Insurance Company demanding reimbursement of expenses incurred in connection with its remediation efforts at the Coors Road facility based on various primary and excess comprehensive general liability policies in effect between 1959 and 1975. In 1999, the Complaint was amended to add various other excess insurers, including certain London market insurers and Fireman's Fund Insurance Company. The case is in the discovery stage.

         In 1998, Sparton Technology, Inc. commenced litigation in two courts seeking reimbursement of Sparton's costs incurred in complying with, and defending against, Federal and state environmental requirements with respect to its former Coors Road plant. Sparton also sought to recover future costs being incurred by the Company on an ongoing basis as a result of continuing remediation at the Coors Road facility. The first suit was commenced on February 11, 1998, in the United States Court of Federal Claims against the United States Department of Energy (DOE), alleging that it is liable for reimbursement of Sparton's environmental costs because the DOE prescribed certain mandatory performance requirements which were then imposed on Sparton Technology.

         In the second lawsuit, filed on September 21, 1998, Sparton Technology also sought to recover environmental costs incurred in connection with the Coors Road facility. This suit named the DOE, as well as other defendants, and sought recovery of Sparton's costs under both contract and Federal environmental law theories.

         During the first quarter of fiscal 2003, Sparton reached an agreement with the DOE and others to recover certain remediation costs. Under the agreement, Sparton will be reimbursed for a portion of the costs the Company has incurred in its investigation and site remediation efforts at the Coors Road site.

         Under the settlement terms, Sparton will receive $4,850,000 from the DOE and others in fiscal 2003, plus an additional $1,000,000 in fiscal 2004. In addition, the DOE has agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8,400,000 incurred at the site.

         With the settlement, Sparton received cash and gained some degree of risk protection, with the DOE sharing in costs incurred above an established level. The financial impact of the settlement was recorded in the first quarter of fiscal 2003, ending September 30, 2002. Most of the settlement proceeds (approximately $5,500,000) were recorded as income.

         In September 2002, Sparton Technology, Inc. (STI) filed an action in the U.S. District Court for the Eastern District of Michigan to recover certain unreimbursed costs incurred as a result of a manufacturing relationship with two entities, Util-Link, LLC ("Util-Link") of Delaware and National Rural Telecommunications Cooperative ("NRTC") of the District of Columbia. On or about October 21, 2002, the defendants filed a counterclaim seeking money damages, alleging that STI breached its duties in the manufacture of products for the defendants. The defendant Util-Link has asked for damages in the amount of $25,000,000 for lost profits. The defendant NRTC has asked for damages in the amount $20,000,000 for the loss of its investment in and loans to Util-Link. Sparton has not had an opportunity to fully assess the respective claims, but believes that the damages sought by NRTC are included in Util-Link's claim for damages and as such, are duplicative. Sparton believes the counterclaim to be without merit and intends to vigorously defend against it.

Item 6.  Exhibits and Reports on Form 10-K and 10-Q

   (a)  Exhibits

         3.1 Instruments defining the rights of security holders are being filed as follows:

                  Amended Articles of Incorporation of the Registrant, which reflect the increase of authorized shares of Common Stock from 8,500,000 to 15,000,000, are filed herewith and attached.

         3.2 Instruments defining the rights of security holders have been previously filed as follows:

                  By-laws of the Registrant, as amended, were filed on Form 10-Q for the three-month period ended December 31, 2000, and are incorporated herein by reference.

   (b) Reports on Form 8-K filed in the First Quarter of Fiscal 2003:

                  - On September 5, 2002, the Company reported on Form 8-K that it reached a settlement agreement with the United States Department of Energy (DOE) and others to recover past EPA remediation costs.

                  - On September 27, 2002, under section 906 of the Sarbanes-Oxley Act of 2002, certifications for the Chief Executive Officer, and Chief Financial Officer, were furnished on Form 8-K for the year ended June 30, 2002.

------------------------------------------------------------------------------
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               SPARTON CORPORATION
                                   Registrant

Date: November 14, 2002            /s/ DAVID W. HOCKENBROCHT
                                 ----------------------------------------
                                 David W. Hockenbrocht, CEO and President

Date: November 14, 2002            /s/ RICHARD L. LANGLEY
                                 ----------------------------------------
                                 Richard L. Langley, Chief Financial Officer

        CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, DAVID W. HOCKENBROCHT, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Sparton
         Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

         Date:  November 14, 2002             /s/  DAVID W. HOCKENBROCHT
                                              -------------------------------
                                                  David W. Hockenbrocht, CEO

            CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, RICHARD L. LANGLEY, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Sparton
         Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

         Date:    November 14, 2002           /s/  RICHARD L. LANGLEY
                                              --------------------------
                                                Richard L. Langley, CFO