Form 10-Q
period 2002-12-31
SPARTON CORP
filed 2003-02-14
CIK 92679

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED - December 31, 2002

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD From _______ to _______


                          Commission File number 1-1000


                               SPARTON CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                   OHIO                                38-1054690
        (State or Other Jurisdiction                (I.R.S. Employer
      of Incorporation or Organization)            Identification No.)

                2400 EAST GANSON STREET, JACKSON, MICHIGAN 49202
               (Address of Principal Executive Offices, Zip Code)

                                 (517) 787-8600
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 2003, was $38,700,705.

Common Stock, $1.25 Par Value - 7,563,540 shares outstanding as of January 31, 2003.

                      SPARTON CORPORATION AND SUBSIDIARIES

                                      INDEX

Part I. Financial Information

        Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets December 31 and
         June 30, 2002 ....................................................    3

        Condensed Consolidated Statements of Operations Three-Month
         and Six-Month Periods ended December 31, 2002 and 2001 ...........    4

        Condensed Consolidated Statements of Cash Flows Six-Month
         Periods ended December 31, 2002 and 2001 .........................    5

        Notes to Condensed Consolidated Financial Statements ..............    6

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations .......................   10

        Item 3. Quantitative and Qualitative Disclosures About
                Market Risk ...............................................   14

        Item 4. Controls and Procedures ...................................   14

Part II.Other Information

        Item 1. Legal Proceedings .........................................   14

        Item 6. Exhibits and Reports on Form 8-K ..........................   16

Signatures ................................................................   16

Certifications ............................................................   17

                      SPARTON CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (Unaudited)
                          December 31 and June 30, 2002

ASSETS
                                                                                        December 31            June 30
                                                                                       -------------         -------------
Current assets:
  Cash and cash equivalents                                                            $  15,697,092         $   8,687,873
  Investment securities                                                                   14,672,817            11,530,374
  Accounts receivable:
    Trade                                                                                 19,944,423            18,703,397
    EPA settlement (Note 6)                                                                1,000,000                    --
  Income taxes recoverable                                                                        --             1,055,965
  Inventories and costs on contracts in progress, less progress payments of
   $8,582,000 at December 31($6,275,000 at June 30) (Note 2)                              37,686,556            41,929,559
  Prepaid expenses                                                                         2,714,711             2,214,845
                                                                                       -------------         -------------
      Total current assets                                                                91,715,599            84,122,013
Pension asset                                                                              6,240,101             6,304,117
Other assets                                                                               2,692,494             2,940,918
Property, plant and equipment, net                                                         8,908,176             9,034,200
                                                                                       -------------         -------------
        Total assets                                                                   $ 109,556,370         $ 102,401,248
                                                                                       =============         =============



LIABILITIES AND SHAREOWNERS' EQUITY


Current liabilities:
  Accounts payable                                                                     $   7,827,233         $   7,762,357
  Salaries and wages                                                                       2,620,615             3,545,045
  Accrued liabilities (Note 6)                                                             3,586,562             2,104,170
  Income taxes payable                                                                       638,896                    --
                                                                                       -------------         -------------
      Total current liabilities                                                           14,673,306            13,411,572
Environmental remediation (Note 6)                                                         7,192,841             7,375,259
Shareowners' equity:
  Common stock - 7,941,717 and 7,559,790 shares outstanding at December 31 and
   June 30 after deducting zero shares in treasury at December 31 and
   374,922 shares in treasury at June 30 (Note 3)                                          9,927,146             9,449,738
  Capital in excess of par value (Note 3)                                                  3,002,995               477,493
  Accumulated other comprehensive income (loss) (Notes 4 and 5)                              132,226              (172,000)
  Retained earnings                                                                       74,627,856            71,859,186
                                                                                       -------------         -------------
      Total shareowners' equity                                                           87,690,223            81,614,417
                                                                                       -------------         -------------
        Total liabilities and shareowners' equity                                      $ 109,556,370         $ 102,401,248
                                                                                       =============         =============

See accompanying notes.

                      SPARTON CORPORATION AND SUBSIDIARIES

       Condensed Consolidated Statements of Operations (Unaudited)
   For the Three-Month and Six-Month Periods ended December 31, 2002 and 2001

                                                             Three-Month Periods                         Six-Month Periods
                                                      ----------------------------------         ----------------------------------
                                                          2002                  2001                 2002                  2001
                                                      ------------          ------------         ------------          ------------
Net sales                                             $ 43,279,295          $ 41,065,819         $ 80,047,202          $ 81,875,899
Costs of goods sold                                     37,514,228            37,248,947           70,517,873            73,331,112
                                                      ------------          ------------         ------------          ------------
                                                         5,765,067             3,816,872            9,529,329             8,544,787

Selling and administrative income (expense):
  Selling and administrative expenses                   (3,209,415)           (3,086,312)          (6,733,629)           (6,365,418)
  EPA related - net (Note 6)                              (117,438)             (127,047)           5,229,562              (300,473)
                                                      ------------          ------------         ------------          ------------
                                                        (3,326,853)           (3,213,359)          (1,504,067)           (6,665,891)
                                                      ------------          ------------         ------------          ------------

Operating income                                         2,438,214               603,513            8,025,262             1,878,896

Other income (expense):
  Interest and investment income                           184,360               114,344              301,657               242,968
  Equity loss in investment                                (18,000)              (71,250)             (57,000)             (142,500)
  Other - net                                              (61,141)              268,207              (46,651)              226,260
                                                      ------------          ------------         ------------          ------------
                                                           105,219               311,301              198,006               326,728
                                                      ------------          ------------         ------------          ------------

Income before income taxes                               2,543,433               914,814            8,223,268             2,205,624
Provision for income taxes                                 365,000               365,000            2,467,000               869,000
                                                      ------------          ------------         ------------          ------------

      Net income                                      $  2,178,433          $    549,814         $  5,756,268          $  1,336,624
                                                      ============          ============         ============          ============

Basic and diluted earnings per share (Note 3)         $       0.27          $       0.07         $       0.72          $       0.17
                                                      ============          ============         ============          ============

Dividends                                             $        -0-          $        -0-         $        -0-          $        -0-
                                                      ============          ============         ============          ============

See accompanying notes.

                      SPARTON CORPORATION AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows (Unaudited) For the Six-Month Periods ended December 31, 2002 and 2001

                                                                                       December 31
                                                                            ----------------------------------
                                                                                2002                  2001
                                                                            ------------          ------------
Cash flows provided (used) by Operating Activities:
  Net income                                                                $  5,756,268          $  1,336,624
  Add noncash items affecting operations:
    Depreciation                                                                 725,937               854,271
    EPA settlement (Note 6)                                                   (1,000,000)                   --
  Add (deduct) changes in operating assets and liabilities:
    Accounts receivable                                                       (1,241,026)            3,895,436
    Income taxes recoverable                                                   1,055,965                    --
    Inventories                                                                4,243,003             3,528,731
    Pension asset                                                                 64,016                    --
    Accounts payable                                                              64,876            (5,834,973)
    Income taxes payable                                                         638,896               618,589
    Equity loss in investment                                                     57,000               142,500
    Other                                                                        179,904              (303,249)
                                                                            ------------          ------------
                                                                              10,544,839             4,237,929

Cash flows provided (used) by Investing Activities:
  Purchases of investment securities-net                                      (3,142,443)           (3,543,709)
  Purchases of property, plant and equipment-net                                (599,913)             (149,791)
  Noncurrent other assets                                                        191,424              (158,369)
                                                                            ------------          ------------
                                                                              (3,550,932)           (3,851,869)

Cash flows provided (used) by Financing Activities:
  Stock options exercised                                                         15,312                    --
  Purchase of common stock for treasury                                               --               (66,639)
                                                                            ------------          ------------
                                                                                  15,312               (66,639)
                                                                            ------------          ------------

Increase in cash and cash equivalents                                          7,009,219               319,421
Cash and cash equivalents at beginning of period                               8,687,873            13,034,790
                                                                            ------------          ------------
Cash and cash equivalents at end of period                                  $ 15,697,092          $ 13,354,211
                                                                            ============          ============


Supplemental disclosures of cash paid (received) during the period:
    Income taxes paid                                                       $  1,723,000          $    799,000
                                                                            ============          ============
    Income taxes refunded                                                   $   (852,000)         $   (485,000)
                                                                            ============          ============

See accompanying notes.

                      SPARTON CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The following is a summary of the Company's accounting policies not discussed elsewhere within this report.

      Basis of presentation - The accompanying unaudited condensed consolidated financial statements of Sparton Corporation and all active subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All significant intercompany transactions and accounts have been eliminated. The condensed consolidated balance sheet at December 31, 2002, and the related condensed statements of operations for the three-month and six-month periods ended December 31, 2002 and 2001, and cash flows for the six-month periods ended December 31, 2002 and 2001, are unaudited, but include all adjustments (consisting of normal recurring accruals) which the Company considers necessary for a fair presentation of such financial statements. Operating results for the six-month period ended December 31, 2002, are not necessarily indicative of the results that may be expected for the year ended June 30, 2003.

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

      At June 30, 2002, the Company changed its method of accounting for its investment in Cybernet Systems Corporation (Cybernet). The investment is now accounted for under the equity method and included in other assets on the balance sheets at December 31 and June 30, 2002. The condensed consolidated statement of operations and cash flows for the periods ending December 31, 2001, have been changed to reflect the Company's share of Cybernet's losses and accumulated other comprehensive income (loss), as required by Accounting Principles Board Opinion No. 18 "The Equity Method of Accounting for Investments In Common Stock".

      Operations - The Company's operations are in one line of business, electronic contract manufacturing services (EMS). Products and services include complete "Box Build" products for Original Equipment Manufacturers, microprocessor-based systems, transducers, printed circuit boards and assemblies, sensors and electromechanical devices for the telecommunications, medical/scientific instrumentation, electronics, aerospace, and other industries. In the governmental market, the Company also develops and manufactures sonobuoys, anti-submarine warfare (ASW) devices, used by the U.S. Navy and other free-world countries.

      Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the disclosure of assets and liabilities and the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Revenue recognition - The Company's net sales are comprised primarily of product sales, with supplementary revenues earned from engineering and design services. Standard contract terms are FOB shipping point. Revenue from product sales is generally recognized upon shipment of the goods; service revenue is recognized as the service is performed or under the percentage of completion method, depending on the nature of the arrangement. Long-term contracts relate principally to government defense contracts. These contracts are accounted for based on completed units accepted and their estimated average contract cost per unit. Development contracts are accounted for based on percentage of completion. Costs and fees billed under cost-reimbursement-type contracts are recorded as sales. A provision for the entire amount of a loss on a contract is charged to operations as soon as the loss is determinable. Shipping and handling costs are included in costs of goods sold.

      Credit practices - Products are sold principally in electronics manufacturing markets. Credit terms are granted and periodically revised based on evaluations of the customers' financial condition, with collateral generally not required. Receivables from foreign customers are generally secured by letters of credit or cash advances.

      New accounting standards - Effective July 1, 2002, the Company was required to adopt Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment of Long-Lived Assets" (SFAS No. 144), which supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and provides a single accounting model for impaired long-lived assets and for long-lived assets which are to be disposed of. The adoption of SFAS No. 144 did not have a material effect on the Company's consolidated results of operations or financial position.

      In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148. "Accounting for Stock-Based Compensation-Transition and Disclosure" (SFAS No. 148), which amends SFAS No. 123, "Accounting for Stock-Based Compensation". The amendment permits two additional transition methods for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures about the effects of stock-based compensation. SFAS No. 148 is effective for Sparton's fiscal year end June 30, 2003. The Company is still evaluating whether it will adopt SFAS No. 148 and, if it does, which transition method it will follow. However, should the Company decide to change to the fair value method of accounting for its stock-based compensation, it is not expected to have a material effect on the Company's consolidated results of operations or financial position.

      Depreciation - Depreciation is provided over estimated useful lives on accelerated methods, except for certain buildings, machinery and equipment, which are being depreciated on the straight-line method. Estimated useful lives generally range from 5 to 50 years for buildings and improvements, 3 to 16 years for machinery and equipment, and 3 to 5 years for test equipment.

      Treasury stock - The Company records treasury stock purchases at cost. In recording the Company's treasury stock purchases, the excess of cost over par value is allocated to capital in excess of par value based on the per share amount of capital in excess of par value for all shares, with the difference charged to retained earnings.

2. Inventories are valued at the lower of cost (first-in, first-out basis) or market and include costs related to long-term contracts. The following are the major classifications of inventory, which are presented net of progress payments.

                                            DECEMBER 31, 2002      JUNE 30, 2002
                                            -----------------      -------------
      Raw materials                            $20,638,000          $23,353,000
      Work in process and finished goods        17,049,000           18,577,000
                                               -----------          -----------
          Total                                $37,687,000          $41,930,000
                                               ===========          ===========

      Work in progress and finished goods inventories include $6.1 million and $7.5 million of sonobuoys at December 31, 2002, and June 30, 2002, respectively.

3. On January 10, 2003, Sparton's Board of Directors approved a 5% common stock dividend. Eligible shareowners of record as of January 21, 2003, will receive the stock dividend on February 18, 2003. Cash will be paid in lieu of fractional shares. For purposes of recording the stock dividend, the full 5% stock dividend was assumed on total shares outstanding; no assumption was made with respect to fractional shares nor the related cash distribution. Shares will be issued from treasury stock. For the purpose of this calculation, it is assumed this will result in zero remaining treasury shares. An amount equal to the fair market value of the common shares issued was transferred from retained earnings ($2,988,000) to common stock ($473,000) and capital in excess of par value ($2,515,000) to record the stock dividend. This transfer has been reflected in the consolidated financial statements at December 31, 2002. Shares outstanding and earnings per share for the three months and the six months ended December 31, 2002, have therefore been adjusted accordingly and are as follows.

      For the three months and six months ended December 31, basic and diluted earnings per share were computed based on the following:

                                                                         THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                     ---------------------------         ---------------------------
                                                                       2002              2001              2002              2001
                                                                     ---------         ---------         ---------         ---------
Basic - weighted average shares outstanding                          7,563,540         7,566,560         7,563,323         7,568,325
Estimated additional shares to be issued with respect to the
  5% common stock dividend declared January 10, 2003                   378,177           377,990           378,177           377,990
                                                                     ---------         ---------         ---------         ---------
                                                                     7,941,717         7,944,550         7,941,500         7,946,315
Effect of dilutive stock options                                        70,202            37,765            74,776            38,467
                                                                     ---------         ---------         ---------         ---------
Weighted average diluted shares outstanding                          8,011,919         7,982,315         8,016,276         7,894,782
                                                                     =========         =========         =========         =========
  Basic & diluted earnings per share - after stock dividend          $    0.27         $    0.07         $    0.72         $    0.17
                                                                     =========         =========         =========         =========

      For the three-month and six-month periods ended December 2002, options to purchase 94,000 shares of common stock were not included in the computation of diluted earnings per share. For the three-month and six-month periods ended December 2001, options to purchase 267,000 and 2,500 shares, respectively, of common stock were not included in the computation of diluted earnings per share. Such options' exercise prices were greater than the average market price of the Company's common stock and, therefore, would be antidilutive.

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

      Comprehensive income for the three months and six months ended December 31 was as follows:

                                                             THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                       --------------------------------          -------------------------------
                                                          2002                 2001                 2002                2001
                                                       -----------          -----------          -----------         -----------
Net income                                             $ 2,178,000          $   550,000          $ 5,756,000         $ 1,337,000

Other comprehensive income (loss), net of tax:
  Net unrealized gains (losses)
    Investment securities owned                             10,000              (42,000)             209,000                  --
    Investment securities held by investee
      accounted for by the equity method                  (119,000)            (131,000)              95,000            (262,000)
                                                       -----------          -----------          -----------         -----------
        Comprehensive income                           $ 2,069,000          $   377,000          $ 6,060,000         $ 1,075,000
                                                       ===========          ===========          ===========         ===========

      At December 31, 2002, shareowners' equity includes accumulated other comprehensive income (loss) of $287,000 and ($155,000), which relates to unrealized gains on investments securities owned and unrealized losses on investment securities held by an investee accounted for by the equity method, respectively. At June 30, 2002, these amounts were $78,000 and ($250,000), respectively.

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

      At December 31, 2002, the Company had net unrealized gains of $456,000. At that date, the net after-tax effect of these gains was $287,000, which amount is included in accumulated comprehensive income within shareowners' equity. For the six months ended December 31, 2002 and 2001, purchases of investments totaled $3,361,000 and $3,564,000, and sales of investment securities totaled $219,000 and $20,000, respectively.

      Sparton owns a 14% interest in Cybernet, which was purchased for $3,000,000 in June 1999. This investment is accounted for under the equity method and is included in other assets on the condensed consolidated balance sheet. Sparton's share of unrealized gains (losses) on available-for-sale securities held by Cybernet is carried in accumulated other comprehensive income
(loss) within the Shareowners' Equity section of Sparton's balance sheet.

6. One of Sparton's former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been the subject of ongoing investigations conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). The investigation began in the early 1980s and involved a review of onsite and offsite environmental impacts.

      At December 31, 2002, Sparton has a remaining accrual of $7,763,000 as its estimate of the minimum future undiscounted financial liability with respect to this matter, of which $570,000 is classified as a current liability and included on the balance sheet in accrued liabilities. The Company's minimum cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company's estimate includes equipment and operating costs for onsite and offsite pump and treat containment systems, a soil vapor extraction program and continued onsite and offsite monitoring.

      During the first quarter of fiscal 2003, Sparton reached an agreement with the United States Department of Energy (DOE) and others to recover certain remediation costs. Under the settlement terms, Sparton will receive $4,850,000 from the DOE and others in fiscal 2003, plus an additional $1,000,000 in fiscal 2004. In addition, the DOE has agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8,400,000 incurred at the site. The settlement concludes a very lengthy negotiation process and two court actions, one in the Federal Court of Claims and one in the Federal District Court in Albuquerque, New Mexico.

      With the settlement, Sparton received cash and gained some degree of risk protection, with the DOE agreeing to reimburse future costs incurred above the established level. The financial impact of the settlement was recorded in the first quarter of fiscal 2003. Most of the settlement proceeds (approximately $5,500,000) were recorded as income.

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

      Amounts charged to operations, principally legal and consulting, for the six months ended December 31, 2002 and 2001 were $270,000 and $301,000, respectively. These costs were generally incurred in pursuit of various claims for reimbursement.

7. The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recognized as the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. The Company follows the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation".

      At December 31, 2002, the per share weighted-average exercise price of options outstanding was $6.52. The weighted-average remaining contractual life of those options was approximately 4 years. At December 31, 2002, there were 134,906 options exercisable at the weighted-average per share price of $5.56. Remaining shares available for grant under the plan were 266,000 at December 31, 2002.

      At December 31, 2002, had compensation cost for all stock options outstanding been determined based on their estimated fair values at the date of grant, consistent with the fair value method of SFAS No. 123 (using the Black Scholes method of valuation), the Company's net earnings for the quarter and year to date would have been reduced by $38,250 (less than $0.01 per share) and $76,500 ($0.01 per share), respectively.

                      SPARTON CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is management's discussion and analysis of certain significant events affecting the Company's earnings and financial condition during the periods included in the accompanying financial statements. The Company's operations are in one line of business, electronic contract manufacturing services (EMS). This includes the design, development and/or manufacture of electronic parts and assemblies for customers worldwide.

      The Private Securities Litigation Reform Act of 1995 reflects Congress' determination that the disclosures of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by corporate management. The following discussion about the Company's results of operations and financial condition contains forward-looking statements that involve risk and uncertainty. The Company notes that a variety of factors could cause the actual results and experience to differ materially from anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, growth forecasts and results of the Company's business include, but are not limited to, timing and fluctuations in U.S. and/or world economies, customer demand for products, competition in the overall EMS business, availability of production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation. An additional risk factor is the availability and cost of materials. The Company has encountered availability and extended lead time issues on some electronic components in the past, which have resulted in price and delivery issues. Finally, the timing of sonobuoy sales is dependent upon access to, and successful passage of, product tests performed by the U.S. Navy. Reduced governmental budgets have made access to the test range less predictable and less frequent than in the past. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.

RESULTS OF OPERATIONS

Three-Month Periods

      Sales for the three-month period ended December 31, 2002, totaled $43,279,000, an increase of $2,213,000 (5%) from last year. The increase in sales reflects strong sales in homeland defense related products, avionics, and medical markets. Sales in other markets, which other than government were immaterial, declined. The majority of the sales increase has been due to the addition of new customers. Among these customers are several in the area of avionics, including those producing products in demand due to the increased requirements for homeland security. The increased demand in airport security products has favorably impacted the current quarter's sales; additional sales are expected in the remaining periods of this year. Governmental sales decreased 32% ($5,745,000) to $12,047,000 compared to last year. The decrease in governmental sales is a result of fewer drop tests of sonobuoys, due to more limited range access. In addition, several lots tested earlier are in rework, but are expected to ship by June 30, 2003.

      Several factors contributed to the improved gross margin this quarter. In general, the higher margins received this period reflect a more favorable product mix. Also, cost reduction measures put in place in prior quarters have allowed for improved job margins. In addition, a government job which was experiencing rework was completed. The rework reserve associated with this job was no longer required, resulting in a reversal to income of $308,000 in December. Selling and administrative expenses, as a percentage of sales, are consistent with last year. Actions to control costs continue to be taken.

      Operating income of $2,438,000 was reported for the three months ended December 31, 2002, compared to $604,000 for the same period last year. Included in operating income are charges against income related to the Coors Road site remediation effort, principally litigation, of $117,000 and $127,000 in 2002 and 2001, respectively.

      Interest and Investment Income increased $70,000 to $184,000 in 2002, due to higher average investments. Equity loss in investment relates to Sparton's investment in Cybernet. Other Expense-net was $61,000 in 2002, compared to Other Income-net of $268,000 for the corresponding three-month period last year. Included in Other Income-net in 2001 is $200,000 of a one time recovery from a former insurer as part of that company's conversion to a stock company (formerly a mutual company). Other Expense-net in 2002 contains no individually significant items.

      During the three months ended December 31, 2002, the Company reduced its estimate of its annual effective tax rate based on anticipated usage of the existing Canadian loss and contribution carry-forwards. This change in estimated annual effective tax rate resulted in a $398,000 reduction of second quarter tax expense that was previously recorded in the first quarter. The change resulted in second quarter and year to date effective tax rates of 14% and 30%, respectively, for fiscal 2003.

      The Company reported net income of $2,178,000 ($0.27 per share) for the three months ended December 31, 2002, versus $550,000 ($0.07 per share) for the corresponding period last year.

Six-Month Periods

      Sales for the six-month period ended December 31, 2002, totaled $80,047,000, a decrease of $1,829,000 (2%) from last year. Governmental sales decreased $4,738,000 (17%) to $22,876,000 compared to last year, while sales in other markets increased $2,909,000 (5%) to $57,171,000. The uncertainty of customers' schedules in selected markets has resulted in Sparton continuing to implement additional measures to reduce costs and expenses. Sparton has experienced an increase in sales related to homeland security products as a result of the overall increase in spending for homeland defense. The decrease in governmental sales is the result of less frequent access to the sonobuoy testing range, as well as product rework still in process on several sonobuoy lots. Governmental sales are anticipated to increase over the remaining six months of Sparton's fiscal year ending June 30, 2003.

      The improved gross margin was attributable to several factors. Margins on many jobs have been running favorable due to the impact of cost reduction measures put in place in prior quarters. In addition, Sparton has new product introduction programs at all facilities. These programs have resulted in more efficient new job start ups, and fewer jobs with negatively impacted margins. Finally, disengagement issues with one customer resulted in decreased margins in fiscal 2002. Selling and administrative expenses, as a percentage of sales, are consistent with last year. Actions continue to be taken to control costs. Costs include bid and proposal expenses related to new job opportunities. Sparton's bid activity remains at near record levels.

      Operating income of $8,025,000 was reported for the six months ended December 31, 2002, compared to $1,879,000 for the same period last year. Included in operating income as of December 31, 2002, was $5,500,000 of income related to the recovery of certain remediation costs. This income reflects Sparton's settlement with the DOE and others regarding reimbursable costs incurred at the Company's Sparton Technology, Inc. Coors Road site. Also included are charges against income related to the Coors Road site remediation effort, principally litigation, of $270,000 and $301,000 in 2002 and 2001, respectively.

      Interest and Investment Income increased $59,000 to $302,000 in 2002, due to increased funds available for investment. Equity loss in investment relates to Sparton's investment in Cybernet. Other Expense-net was $47,000 in 2002, compared to Other Income-net of $226,000 for the corresponding six-month period last year. Other Income-net in 2001 includes a one time recovery of $200,000 from a former insurer as part of that company's conversion to a stock company (formerly a mutual company). Other Expense-net in 2002 contains no individually significant items.

      As previously discussed, the Company's lower effective tax rate contributed to improved performance for the six month period, as well as the three month period.

      The Company reported net income of $5,756,000 ($0.72 per share) for the six months ended December 31, 2002, versus $1,337,000 ($0.17 per share) for the corresponding period last year.

LIQUIDITY AND CAPITAL RESOURCE

      For the six-month period ended December 31, 2002, Cash and Cash Equivalents increased $7,009,000 to $15,697,000. Overall, Cash and Investments increased by $10,152,000 from June 30, 2002. Operating activities provided $10,545,000 in net cash flows. Cash provided by operating activities was mainly attributable to the EPA settlement and a decline in inventory. $4.85 million of the EPA settlement negotiated with the DOE has been received. The remaining $1 million of the settlement will be received next year. Cash flows used by investing activities totaled $3,551,000, principally for the purchase of investment securities. Cash flow provided by financing activities was from stock options exercised. The Company continues to operate with no bank debt.

      The Company's market risk exposure to foreign currency exchange and interest rates are not considered to be material, principally due to short term investments and minimal receivables and payables designated in foreign currency.

      At December 31 and June 30, 2002, the aggregate government EMS backlog was approximately $45 million and $60 million, respectively. A majority of the December 31, 2002, backlog is expected to be realized in the next 8-10 months. The Company has submitted proposals to the U.S. Government for the upcoming contract year. Government awards of sonobuoy contracts are expected to be announced over the next couple of months. Sparton's share of these awards will be reflected in the backlog number at that time. The Company does not believe other activity covered by firm purchase orders is a meaningful measure of future sales, as such orders may be rescheduled or cancelled without significant penalty.

      No cash dividends were declared in either period presented. At December 31, 2002, the Company had $87,690,000 in recorded shareowners' equity ($11.04 per share), $77,042,000 in working capital, and a 6.25:1.00 working capital ratio.

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

      As discussed in Note 6 to the condensed consolidated financial statements, Sparton has accrued its estimate of the minimum future undiscounted financial liability. The estimate was developed using existing technology and excludes legal and related consulting costs, which are expensed as incurred. The minimum cost estimate includes equipment and operating and monitoring costs for both onsite and offsite remediation. Sparton reviews its EPA accrual activity quarterly.

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

      Government Contract Cost Estimates - Government production contracts are accounted for based on completed units accepted with respect to revenue recognition, and their estimated average cost per unit regarding costs. The Company formally reviews, on a quarterly basis, costs incurred to date and estimated costs to complete on all significant contracts. These revised estimated contract costs are reflected in the financial statements. Losses for the entire amount of the contract are recognized in the period when such losses are determinable.

      Significant judgment is exercised in determining estimated total contract costs, including but not limited to, cost experience to date, estimated length of time to contract completion, costs for materials, production labor and support services to be expended, and known issues on remaining units to be completed. Estimated costs developed in the early stages of contracts can change significantly as the contracts progress, and events and activities take place. Significant changes in estimates can also occur when new designs are initially placed into production. Depending upon the circumstances, it is possible that the Company's financial position, results of operations and cash flows could be materially affected by changes in estimated costs to complete on one or more significant contracts.

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

      At December 31, 2002, Sparton has an accrual of $7,763,000 as its estimate of the future undiscounted minimum financial liability with respect to this matter. The Company's cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company's estimate includes equipment and operating costs for onsite and offsite operations and is based on existing methodology.

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

      As of December 31, 2002, an evaluation was updated by the Company's management, including the CEO and CFO, on the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures continue to be effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

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

      In February 1997, several lawsuits were filed against Sparton's wholly owned subsidiary, Sparton Technology, Inc. (STI), alleging that Sparton Technology's Coors Road facility presented an imminent and substantial threat to human health or the environment. On March 3, 2000, a Consent Decree was entered, settling the lawsuits. The Consent Decree represents a judicially enforceable settlement and contains work plans describing remedial activity Sparton Technology agreed to undertake. The remediation activities called for by the work plans have been installed and are either completed or are currently in operation. It is anticipated that ongoing remediation activities will operate for a period of time during which Sparton Technology and the regulatory agencies will analyze their effectiveness. The Company believes that it will take at least three to five years from the date of the Consent Decree, dated March 3, 2000, before the effectiveness of the groundwater containment wells can be established. If ineffective, additional remedies may be imposed at a significantly increased cost. There is no assurance that additional costs greater than the amount accrued will not be incurred or that no adverse changes in environmental laws or their interpretation will occur.

      Upon entering into the Consent Decree, the Company reviewed its estimates of the future costs expected to be incurred in connection with its remediation of the environmental issues associated with its Coors Road Plant over the next 30 years. The Company increased its accrual for the cost of addressing environmental impacts associated with its Coors Road Plant by $10,000,000 (pre-tax) in December 1999. At December 31, 2002, the remaining undiscounted minimum accrual for EPA remediation approximates $7,763,000. The Company's estimate is based upon existing technology and current costs which have not been discounted. The estimate includes equipment and operating and maintenance costs for the onsite and offsite pump and treat containment systems, a soil vapor extraction program and continued onsite and offsite monitoring. It also includes the required periodic reporting requirements. This estimate does not include legal and related consulting costs which are expensed as incurred. The estimate does not reflect any offset or reduction for monies recovered from various parties currently being pursued as described below.

      In 1998, Sparton Technology, Inc. commenced litigation in two courts against the United States Department of Energy (DOE) and others seeking reimbursement of Sparton's costs incurred in complying with, and defending against, Federal and state environmental requirements with respect to its former Coors Road plant. Sparton also sought to recover future costs being incurred by the Company on an ongoing basis as a result of continuing remediation at the Coors Road facility.

      During the first quarter of fiscal 2003, Sparton reached an agreement with the DOE and others to recover certain remediation costs. Under the agreement, Sparton will be reimbursed for a portion of the costs the Company has incurred in its investigation and site remediation efforts at the Coors Road site. Under the settlement terms, Sparton received $4,850,000 from the DOE and others in fiscal 2003, plus an additional $1,000,000 to be received in fiscal 2004. In addition, the DOE has agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8,400,000 incurred at the site.

      With the settlement, Sparton received cash and gained some degree of risk protection, with the DOE sharing in costs incurred above the established level. The financial impact of the settlement was recorded in the first quarter of fiscal 2003, ending September 30, 2002. Most of the settlement proceeds (approximately $5,500,000) were recorded as income.

      In 1995, Sparton Corporation and Sparton Technology, Inc. filed a Complaint in the Circuit Court of Cook County, Illinois, against Lumbermens Mutual Casualty Company and American Manufacturers Mutual Insurance Company demanding reimbursement of expenses incurred in connection with its remediation efforts at the Coors Road facility based on various primary and excess comprehensive general liability policies in effect between 1959 and 1975. In 1999, the Complaint was amended to add various other excess insurers, including certain London market insurers and Fireman's Fund Insurance Company. The case remains in pretrial activity.

      In September 2002, Sparton Technology, Inc. filed an action in the U.S. District Court for the Eastern District of Michigan to recover certain unreimbursed costs incurred as a result of a manufacturing relationship with two entities, Util-Link, LLC ("Util-Link") of Delaware and National Rural Telecommunications Cooperative ("NRTC") of the District of Columbia. On or about October 21, 2002, the defendants filed a counterclaim seeking money damages, alleging that STI breached its duties in the manufacture of products for the defendants. The defendant Util-Link has asked for damages in the amount of $25,000,000 for lost profits. The defendant NRTC has asked for damages in the amount $20,000,000 for the loss of its investment in and loans to Util-Link. Sparton has not had an opportunity to fully assess the respective claims, but believes that the damages sought by NRTC are included in Util-Link's claim for damages and as such, are duplicative. Sparton believes the counterclaim to be without merit and intends to vigorously defend against it. This case is in the initial stages of discovery.

      At this time, the Company is unable to predict the amount of recovery, if any, that may result from the pursuit of these two before-mentioned claims.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            3.1 Amended Articles of Incorporation of the Registrant, were filed on Form 10-Q for the three-month period ended September 30, 2002, and are incorporated herein by reference.

            3.2 By-laws of the Registrant, as amended, were filed on Form 10-Q for the three-month period ended December 31, 2000, and are incorporated herein by reference.

      (b)   Reports on Form 8-K filed in the second quarter of fiscal 2003:

            o On November 14, 2002, the Company filed on Form 8-K, Item 9. Regulation FD Disclosure, Officer's Certification, under
                  Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended September 30, 2002.

            o On November 21, 2002, the Company filed on Form 8-K, Item 4. Changes in Registrant's Certifying Accountant, reporting the resignation of its certifying accountant Ernst & Young, LLP.

            o On December 20, 2002, the Company filed on Form 8-K, Item 4. Changes in Registrant's Certifying Accountant, reporting the selection of its new certifying accountant BDO Seidman, LLP.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SPARTON CORPORATION
                                                --------------------------
                                                Registrant

            Date: February 14, 2003             /s/ DAVID W. HOCKENBROCHT
                                                --------------------------
                                                David W. Hockenbrocht,
                                                CEO and President

            Date: February 14, 2003             /s/ RICHARD L. LANGLEY
                                                --------------------------
                                                Richard L. Langley,
                                                Chief Financial Officer

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

            4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

            5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

            6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

            Date: February 14, 2003             /s/  DAVID W. HOCKENBROCHT
                                                ------------------------------
                                                  David W. Hockenbrocht, CEO

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

            4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

            5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

            6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

            Date: February 14, 2003             /s/  RICHARD L. LANGLEY
                                                ------------------------------
                                                   Richard L. Langley, CFO