Form 10-Q
period 2003-03-31
SPARTON CORP
filed 2003-05-14
CIK 92679

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED - March 31, 2003

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD From    to
                                                               ----  -------

                          Commission File number 1-1000
                                                 ------

                               SPARTON CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                           OHIO                                                   38-1054690
(State or Other Jurisdiction of Incorporation or Organization)       (I.R.S. Employer Identification No.)

                2400 EAST GANSON STREET, JACKSON, MICHIGAN 49202
               (Address of Principal Executive Offices, Zip Code)

                                 (517) 787-8600
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined by Rule 12b-2 of the Exchange Act). Yes      No  X
                                               ----     ----

Common Stock, $1.25 Par Value - 7,943,671 shares outstanding as of April 30,
2003.

                    SPARTON CORPORATION AND SUBSIDIARIES

                                      INDEX

Part I. Financial Information

      Item 1.  Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets March 31, 2003 and June 30, 2002.........................  3

        Condensed Consolidated Statements of Operations for the Three-Month and
          Nine-Month Periods ended March 31, 2003 and 2002.............................................  4

        Condensed Consolidated Statements of Cash Flows for the Nine-Month
          Periods ended March 31, 2003 and 2002........................................................  5

        Notes to Condensed Consolidated Financial Statements...........................................  6

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations... 11

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................. 15

      Item 4.  Controls and Procedures................................................................. 15

Part II. Other Information

      Item 1.  Legal Proceedings....................................................................... 15

      Item 6.  Exhibits and Reports on Form 8-K........................................................ 17

Signatures............................................................................................. 17

Certifications......................................................................................... 18

                    SPARTON CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (Unaudited)
                        March 31, 2003 and June 30, 2002

ASSETS
                                                                                           March 31             June 30
                                                                                        -------------        -------------
Current assets:
  Cash and cash equivalents                                                             $  16,003,805        $   8,687,873
  Investment securities                                                                    18,360,172           11,530,374
  Accounts receivable:
   Trade                                                                                   18,609,020           18,703,397
   EPA settlement (Note 6)                                                                  1,000,000                 --
  Income taxes recoverable                                                                       --              1,055,965
  Inventories and costs on contracts in progress, less progress payments of
    $8,350,000 at March 31 and $6,275,000 at June 30 (Note 2)                              38,634,516           41,929,559
  Prepaid expenses                                                                          2,421,126            2,214,845
                                                                                        -------------        -------------
    Total current assets                                                                   95,028,639           84,122,013
Pension asset                                                                               6,208,093            6,304,117
Other assets                                                                                2,794,004            2,940,918
Property, plant and equipment, net                                                          8,632,884            9,034,200
                                                                                        -------------        -------------
      Total assets                                                                      $ 112,663,620        $ 102,401,248
                                                                                        =============        =============

LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
  Accounts payable                                                                      $   8,414,885        $   7,762,357
  Salaries and wages                                                                        3,684,313            3,545,045
  Accrued liabilities (Note 6)                                                              4,502,904            2,104,170
  Income taxes payable                                                                        543,443                 --
                                                                                        -------------        -------------
    Total current liabilities                                                              17,145,545           13,411,572
Environmental remediation (Note 6)                                                          7,092,887            7,375,259

Shareowners' equity:
  Preferred stock, no par value;
    200,000 shares authorized, none outstanding
  Common stock, $1.25 par value;
    7,943,671 and 7,559,790 shares outstanding at March 31
    and June 30 (after deducting 374,922 shares in treasury at June 30) (Note 3)            9,929,589            9,449,738
  Capital in excess of par value (Note 3)                                                   3,015,989              477,493
  Accumulated other comprehensive income (loss) (Notes 4 and 5)                               181,941             (172,000)
  Retained earnings                                                                        75,297,669           71,859,186
                                                                                        -------------        -------------
    Total shareowners' equity                                                              88,425,188           81,614,417
                                                                                        -------------        -------------
      Total liabilities and shareowners' equity                                         $ 112,663,620        $ 102,401,248
                                                                                        =============        =============

See accompanying notes.

                      SPARTON CORPORATION AND SUBSIDIARIES
       Condensed Consolidated Statements of Operations (Unaudited)
 For the Three-Month and Nine-Month Periods ended March 31, 2003 and 2002

                                                           Three-Month Periods                      Nine-Month Periods
                                                  -----------------------------------         ----------------------------------
                                                       2003                  2002                 2003                  2002
                                                       ----                  ----                 ----                  ----
Net sales                                         $  40,841,367         $  34,970,080         $ 120,888,569         $ 116,845,979
Costs of goods sold                                  36,701,515            31,241,349           107,219,388           104,572,461
                                                  -------------         -------------         -------------         -------------
                                                      4,139,852             3,728,731            13,669,181            12,273,518

Selling and administrative (income) expense:
  Selling and administrative                          3,332,782             2,855,790            10,066,411             9,221,208
  EPA related - net (Note 6)                              6,242               130,787            (5,223,320)              431,260
                                                  -------------         -------------         -------------         -------------
                                                      3,339,024             2,986,577             4,843,091             9,652,468
                                                  -------------         -------------         -------------         -------------

Operating income                                        800,828               742,154             8,826,090             2,621,050

Other income (expense):
  Interest and investment income                        188,192                82,967               489,849               325,935
  Equity income (loss) in investment                     29,000               (71,250)              (28,000)             (213,750)
  Other - net                                           (60,490)              136,363              (107,141)              362,623
                                                  -------------         -------------         -------------         -------------
                                                        156,702               148,080               354,708               474,808
                                                  -------------         -------------         -------------         -------------

Income before income taxes                              957,530               890,234             9,180,798             3,095,858
Provision for income taxes                              287,000               356,000             2,754,000             1,225,000
                                                  -------------         -------------         -------------         -------------

      Net income                                  $     670,530         $     534,234         $   6,426,798         $   1,870,858
                                                  =============         =============         =============         =============
Basic and diluted earnings per share (Note 3)           $  0.08               $  0.07               $  0.80               $  0.23
                                                        =======               =======               =======               =======

Cash dividends (Note 3)                                    $-0-                  $-0-                  $-0-                  $-0-
                                                        =======               =======               =======               =======

See accompanying notes.

                      SPARTON CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
            For the Nine-Month Periods ended March 31, 2003 and 2002

                                                                                         March 31
                                                                           ---------------------------------
                                                                                2003                2002
                                                                                ----                ----
Cash flows provided (used) by Operating Activities:
  Net income                                                                $ 6,426,798          $ 1,870,858
  Add noncash items affecting operations:
    Depreciation                                                              1,086,883            1,228,756
    EPA settlement due in fiscal 2004 (Note 6)                               (1,000,000)                --
    Equity loss in investment                                                    28,000              213,750
    Pension asset                                                                96,024                 --
  Add (deduct) changes in operating assets and liabilities:
    Accounts receivable                                                          94,377             (383,797)
    Income taxes recoverable                                                  1,055,965                 --
    Inventories and prepaid assets                                            3,088,762            7,332,497
    Accounts payable and accrued liabilities                                  3,805,542           (5,672,912)
                                                                            -----------          -----------
                                                                             14,682,351            4,589,152

Cash flows provided (used) by Investing Activities:
  Purchases of investment securities-net                                     (6,829,798)          (3,477,177)
  Purchases of property, plant and equipment-net                               (685,567)            (263,236)
  Noncurrent other assets                                                       118,914             (250,733)
                                                                            -----------          -----------
                                                                             (7,396,451)          (3,991,146)

Cash flows provided (used) by Financing Activities:
  Proceeds from the exercise of stock options                                    31,112                 --
  Purchase of common stock for treasury                                            --                (72,236)
  Stock dividend - cash in lieu of fractional shares                             (1,080)                --
                                                                            -----------          -----------
                                                                                 30,032              (72,236)
                                                                            -----------          -----------

Increase in cash and cash equivalents                                         7,315,932              525,770
Cash and cash equivalents at beginning of period                              8,687,873           13,034,790
                                                                            -----------          -----------
Cash and cash equivalents at end of period                                  $16,003,805          $13,560,560
                                                                            ===========          ===========
Supplemental disclosures of cash paid (received) during the period:
    Income taxes paid                                                       $ 2,389,000          $   883,000
                                                                            ===========          ===========
    Income taxes refunded                                                   $(1,135,000)         $  (488,000)
                                                                            ===========          ===========

See accompanying notes.

                      SPARTON CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

    The following is a summary of the Company's accounting policies not discussed elsewhere within this report.

    Basis of presentation - The accompanying unaudited condensed consolidated financial statements of Sparton Corporation and all active subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All significant intercompany transactions and accounts have been eliminated. The condensed consolidated balance sheet at March 31, 2003, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended March 31, 2003 and 2002, and cash flows for the nine-month periods ended March 31, 2003 and 2002, are unaudited, but include all adjustments (consisting of normal recurring accruals) which the Company considers necessary for a fair presentation of such financial statements. Operating results for the nine-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended June 30, 2003.

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

    At June 30, 2002, the Company changed its method of accounting for its investment in Cybernet Systems Corporation (Cybernet). The investment is now accounted for under the equity method and included in other assets on the balance sheets at March 31, 2003 and June 30, 2002. The condensed consolidated statements of operations and cash flows for the period ended March 31, 2002, have been changed to reflect the Company's share of Cybernet's losses and accumulated other comprehensive income (loss), as required by Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments In Common Stock".

    Operations - The Company's operations are in one line of business, electronic contract manufacturing services (EMS). Products and services include complete "Box Build" products for Original Equipment Manufacturers, micropro-cessor-based systems, transducers, printed circuit boards and assemblies, sensors and electromechanical devices for the telecommunications, medical/scientific instrumentation, electronics, aerospace, and other industries. The Company also develops and manufactures sonobuoys, anti-submarine warfare (ASW) devices, used by the U.S. Navy and other free-world countries.

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

    Accounts receivable and allowance for possible losses - Products are sold principally in electronics manufacturing markets. Accounts receivable are customer obligations generally due under normal trade terms for the industry. The Company performs ongoing credit evaluations of its customers and although the Company does not generally require collateral, letters of credit may be required from customers in certain circumstances. Receivables from foreign customers are generally secured by letters of credit or cash advances.

    The Company maintains an allowance for possible losses on receivables for estimated losses resulting from the inability of its customers to make required payments. The allowance is estimated based on historical experience of write-offs, the level of past due amounts, information known about specific customers with respect to their ability to make payments, and future expectations of conditions that might impact the collectibility of accounts. When management determines that it is probable that an account will not be collected, it is charged against the allowance for possible losses.

    New accounting standards - Effective July 1, 2002, the Company was required to adopt Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment of Long-Lived Assets" (SFAS No. 144), which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and provides a single accounting model for impaired long-lived assets and for long-lived assets which are to be disposed of. The adoption of SFAS No. 144 did not have a material effect on the Company's consolidated results of operations or financial position.

    In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148), which amends SFAS No. 123, "Accounting for Stock-Based Compensation". The amendment permits two additional transition methods for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures about the effects of stock-based compensation. SFAS No. 148 is effective for Sparton's fiscal year end June 30, 2003. The Company is still evaluating whether it will adopt SFAS No. 148 and, if it does, which transition method it will follow. However, should the Company decide to change to the fair value method of accounting for its stock-based compensation, it is not expected to have a material effect on the Company's consolidated results of operations or financial position.

    Depreciation - Depreciation is provided over estimated useful lives on accelerated methods, except for certain buildings, machinery and equipment, which are being depreciated on the straight-line method. Estimated useful lives generally range from 5 to 50 years for buildings and improvements, 3 to 16 years for machinery and equipment, and 3 to 5 years for test equipment.

    Treasury stock - The Company records treasury stock purchases at cost. In recording the Company's treasury stock purchases, the excess of cost over par value is allocated to capital in excess of par value based on the per share amount of capital in excess of par value for all shares, with the difference charged to retained earnings. There is no treasury stock held at March 31, 2003.

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

    At March 31, 2003, the per share weighted-average exercise price of options outstanding was $6.22. The weighted-average remaining contractual life of those options was approximately 4 years. At March 31, 2003, there were 165,851 options exercisable at the weighted-average per share price of $5.36. Remaining shares available for grant under the plan were 247,262 at March 31, 2003.

    The following table illustrates the effect on net income and earnings per share, using the Black-Scholes method of valuation, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.


                                                              Three Months Ended               Nine Months Ended
                                                       ----------------------------        ----------------------------
                                                           2003             2002             2003             2002
                                                           ----             ----             ----             ----
Net income, as reported                                $  671,000        $  534,000        $6,427,000        $1,871,000
Deduct: Total stock-based compensation expense
   determined under the fair value based method
   for all awards, net of tax effects                      44,000            23,000           132,000            69,000
                                                       ----------        ----------        ----------        ----------
Pro forma net income                                   $  627,000        $  511,000        $6,295,000        $1,802,000
                                                       ==========        ==========        ==========        ==========
Earnings per share:
   Basic and diluted - as reported                     $     0.08        $     0.07        $     0.80        $     0.23
                                                       ==========        ==========        ==========        ==========
   Basic and diluted - pro forma                       $     0.08        $     0.06        $     0.78        $     0.23
                                                       ==========        ==========        ==========        ==========

2. INVENTORIES

    Inventories are valued at the lower of cost (first-in, first-out basis) or market and include costs related to long-term contracts. The following are the major classifications of inventory, which are presented net of progress payments.

                                        March 31, 2003      June 30, 2002
                                        --------------      -------------
Raw materials                             $26,630,000        $23,353,000
Work in process and finished goods         12,005,000         18,577,000
                                          -----------        -----------
   Total                                  $38,635,000        $41,930,000
                                          ===========        ===========

    Work in progress and finished goods inventories include $3.5 million and $7.5 million of sonobuoys at March 31, 2003, and June 30, 2002, respectively.

3. EARNINGS PER SHARE

    On January 10, 2003, Sparton's Board of Directors approved a 5% common stock dividend. Eligible shareowners of record as of January 21, 2003, received the stock dividend on February 18, 2003. The majority of shares were issued from treasury stock. An amount equal to the fair market value of the common stock issued was transferred from retained earnings to common stock and capital in excess of par to record the stock dividend. Shares outstanding and earnings per share for the three months and the nine months ended March 31, 2003 and 2002, respectively, have been adjusted accordingly and are as follows.


                                                                      Three Months Ended                 Nine Months Ended
                                                                  ---------------------------       ---------------------------
                                                                     2003             2002             2003             2002
                                                                     ----             ----             ----             ----
Basic - weighted average shares outstanding                        7,901,456        7,559,817        7,674,388        7,565,530
Weighted average shares outstanding with respect to the
   5% common stock dividend declared January 10, 2003                 42,021          377,991          267,754          378,277
                                                                  ----------       ----------       ----------       ----------
                                                                   7,943,477        7,937,808        7,942,142        7,943,807
Effect of dilutive stock options                                      75,163           72,361           83,921           51,199
                                                                  ----------       ----------       ----------       ----------
Weighted average diluted shares outstanding                        8,018,640        8,010,169        8,026,063        7,995,006
                                                                  ==========       ==========       ==========       ==========
  Basic & diluted earnings per share - after stock dividend       $     0.08       $     0.07       $     0.80       $     0.23
                                                                  ==========       ==========       ==========       ==========

    To compute diluted earnings per share, for the three-month and nine-month periods ended March 31, 2003, options to purchase 98,700 and 3,150 shares, respectively, of common stock were not included in the computation of diluted earnings per share. Such options' exercise prices were greater than the average market price of the Company's common stock and, therefore, would be antidilutive.

    In the nine-month period ended March 31, 2002, the Company purchased 10,300 shares of common stock for treasury, at price ranging from $6.60 to $7.00. These repurchases resulted in a net charge to Retained Earnings of $59,000.

4. COMPREHENSIVE INCOME

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

    Comprehensive income for the three months and nine months ended March 31 was as follows:

                                                             Three Months Ended                   Nine Months Ended
                                                      ------------------------------         ------------------------------
                                                           2003              2002               2003               2002
                                                           ----              ----               ----               ----
Net income                                            $   671,000        $   534,000         $ 6,427,000        $ 1,871,000

Other comprehensive income (loss), net of tax:
  Net unrealized gains (losses)
     Investment securities owned                           43,000             (3,000)            252,000             (3,000)
     Investment securities held by investee
      accounted for by the equity method                    7,000           (131,000)            102,000           (394,000)
                                                      -----------        -----------         -----------        -----------
         Comprehensive income                         $   721,000        $   400,000         $ 6,781,000        $ 1,474,000
                                                      ===========        ===========         ===========        ===========

    At March 31, 2003, shareowners' equity includes accumulated other comprehensive income (loss) of $330,000 and ($148,000), which relates to unrealized gains, net of tax, on investments securities owned and unrealized losses, net of tax, on investment securities held by an investee accounted for by the equity method, respectively. At June 30, 2002, these amounts were $78,000 and ($250,000), respectively.

5. INVESTMENT SECURITIES

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

    At March 31, 2003, the Company had net unrealized gains of $524,000. At that date, the net after-tax effect of these gains was $330,000, which amount is included in accumulated comprehensive income within shareowners' equity. For the nine months ended March 31, 2003 and 2002, purchases of investments totaled $7,746,000 and $3,502,000, and sales of investment securities totaled $916,000 and $25,000, respectively.

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

    At March 31, 2003, Sparton has a remaining accrual of $7,703,000 as its estimate of the minimum future undiscounted financial liability with respect to this matter, of which $610,000 is classified as a current liability and included on the balance sheet in accrued liabilities. The Company's minimum cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company's estimate includes equipment and operating costs for onsite and offsite pump and treat containment systems, a soil vapor extraction program and continued onsite and offsite monitoring.

    During the first quarter of fiscal 2003, Sparton reached an agreement with the United States Department of Energy (DOE) and others to recover certain remediation costs. Under the settlement terms, Sparton received $4,850,000 from the DOE and others in fiscal 2003, plus an additional $1,000,000 is scheduled to be received in fiscal 2004. In addition, the DOE has agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8,400,000 incurred at the site. The settlement concludes a very lengthy negotiation process and two court actions, one in the Federal Court of Claims and one in the Federal District Court in Albuquerque, New Mexico.

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

    Amounts charged to operations, principally legal and consulting, for the nine months ended March 31, 2003 and 2002 were $277,000 and $431,000, respectively. These costs were generally incurred in pursuit of various claims for reimbursement.

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

    The Private Securities Litigation Reform Act of 1995 reflects Congress' determination that the disclosures of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by corporate management. The following discussion about the Company's results of operations and financial condition contains forward-looking statements that involve risk and uncertainty. The Company notes that a variety of factors could cause the actual results and experience to differ materially from anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, growth forecasts and results of the Company's business include, but are not limited to, timing and fluctuations in U.S. and/or world economies, customer demand for products, competition in the overall EMS business, availability of production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation. An additional risk factor is the availability and cost of materials. The Company has encountered availability and extended lead time issues on some electronic components in the past, which have resulted in price and delivery issues. Finally, the timing of sonobuoy sales is dependent upon access to and successful passage of performance tests performed by the U.S. Navy. Reduced governmental budgets have made access to the test range less predictable and less frequent than in the past. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.

RESULTS OF OPERATIONS

Three-Month Periods

    Sales for the three-month period ended March 31, 2003, totaled $40,841,000, an increase of $5,871,000 (17%) over last year. The increase reflects higher sales in the homeland security, avionics, and medical product markets. Govern-ment sales declined. The majority of the sales increase was due to new customers and products. Our involvement with airport security products favorably impacted the current quarter's sales. Additional sales are expected for the remaining period of this year. Government sales declined 29% ($4,031,000) to $9,838,000 compared to last year. The decline in government sales reflects the timing of foreign sales, as well as test schedules for sonobuoys. In addition, several failed lots, which were tested earlier, remain in rework but are expected to ship by June 30, 2003.

    Gross margin for the quarter was consistent with prior year. In general, a more favorable product mix improved margins. Also, cost reduction measures put in place in prior quarters continue to improve performance. Off-setting were two one-time charges to operations during the third quarter. Margins were reduced by $280,000 for rework for a commercial customer. Additionally, inventory valuations for a second commercial customer resulted in a net charge of $308,000. Selling and administrative expenses, as a percentage of sales, are consistent with last year. Actions to control costs continue.

    Operating income of $801,000 was reported for the three months ended March 31, 2003, compared to $742,000 for the same period last year. Included in operating income are charges against income related to the Coors Road site remediation, principally litigation, of $7,000 and $131,000 in 2003 and 2002, respectively.

    Interest and Investment Income increased $105,000 to $188,000 in 2003, due to higher average investments. Equity income (loss) in investment relates to Sparton's investment in Cybernet Systems, Inc., in which the Company has a 14% equity investment. Other Expense-net was $61,000 in 2003, compared to Other Income-net of $136,000 for the corresponding quarter last year. Included in Other Income-net in 2002 is $92,000, a one time recovery from a former insurer as part of that company's conversion to a stock company (formerly a mutual company). An estimate for this recovery of $200,000 was booked in the previous quarter.

    The Company reported net income of $671,000 ($0.08 per share) for the three months ended March 31, 2003, versus $534,000 ($0.07 per share) for the corresponding period last year.

Nine-Month Periods

    Sales for the nine-month period ended March 31, 2003, totaled $120,889,000, an increase of $4,043,000 (3%) from last year. Government sales declined $8,768,000 (21%) to $32,715,000 compared to last year, while sales in other markets increased $12,811,000 (17%) to $88,174,000. The uncertainty of customers' schedules in selected markets has resulted in the need for continuing adjustments to reduce costs and expenses. Sales of homeland security products have been strong, reflecting the current focus to install detection equipment in U.S. airports. The decline in government sales resulted from timing of foreign sales and less frequent access to the sonobuoy testing range, as well as product rework remaining on several sonobuoy lots. Government sales are expected to rebound somewhat in the fourth quarter of this fiscal year.

    Margins on many jobs have been running favorable due to the impact of cost reduction measures put in place in prior quarters. In addition, Sparton has new product introduction programs at all facilities. These programs have resulted in more efficient new job start ups, and fewer jobs with negatively impacted margins. Also, a government job was completed. The rework estimates associated with this job were no longer required, resulting in a pickup of $489,000 during the first two quarters of fiscal 2003. Finally, disengagement issues with one customer resulted in decreased margins in fiscal 2002. Overall improved margins were offset by year to date charges totaling $825,000. These charges were related to inventory and rework issues for two customers. Selling and administrative expenses, as a percentage of sales, are consistent with last year. Actions continue to be taken to control costs. Costs include bid and proposal expenses related to new job opportunities. Sparton's bid activity remains at record levels.

    Operating income of $8,826,000 was reported for the nine months ended March 31, 2003, compared to $2,621,000 for the same period last year. Included in 2003 operating income was the $5,500,000 recovery of certain remediation costs negotiated this year. It reflects Sparton's settlement with the DOE and others regarding reimbursement of costs incurred at the Company's Sparton Technology, Inc. Coors Road site. Also included are charges against income related to the Coors Road site remediation effort, principally litigation, of $277,000 and $431,000 in 2003 and 2002, respectively.

    Interest and Investment Income increased $164,000 to $490,000 in 2003, due to increased funds available for investment. Equity loss in investment relates to Sparton's equity investment in Cybernet. Other Expense-net was $107,000 in 2003, compared to Other Income-net of $363,000 for the corresponding nine-month period last year. Other Income-net in 2002 included a one time recovery of $292,000 from a former insurer as part of that company's conversion to a stock company (formerly a mutual company). Other Expense-net in 2003 includes $120,000 of costs related to potential insurance adjustments for Sparton's previously owned automotive segment.

    Previously, the Company reduced its estimate of its annual effective tax rate based on anticipated usage of the existing Canadian loss and contribution carry-forwards. The change in estimated annual effective tax rate resulted in a $398,000 reduction of second quarter tax expense and a quarterly tax rate of 14%. The effective tax rate for the third quarter remained at 30%.

    The Company reported net income of $6,427,000 ($0.80 per share) for the nine months ended March 31, 2003, versus $1,871,000 ($0.23 per share) for the corresponding period last year.

LIQUIDITY AND CAPITAL RESOURCE

    For the nine-month period ended March 31, 2003, Cash and Cash Equivalents increased $7,316,000 to $16,004,000. Overall, Cash and Investments increased by $14,146,000 from June 30, 2002. Operating activities provided $14,682,000 in net cash flows. Cash provided by operating activities was mainly attributable to the DOE settlement and a decline in inventory. $4.85 million of the settlement negotiated with the DOE has been received. The remaining $1 million of the settlement is scheduled to be received next year. Improved inventory management and tracking has allowed lower inventory levels to be maintained, further contributing to cash flow from operations. Additionally, accounts payable and other accrued liabilities includes increased balances related to various insurances and employee benefits. Cash flows used by investing activities totaled $7,396,000, principally for the purchase of investment securities. Cash flow provided by financing activities was from stock options exercised. The Company continues to operate with no bank debt.

    The Company's market risk exposure to foreign currency exchange and interest rates are not considered to be material, principally due to short term investments and minimal receivables and payables designated in foreign cur-rency.

    The aggregate government EMS backlog was approximately $60 million at both March 31, 2003 and June 30, 2002. A majority of the March 31, 2003, backlog is expected to be realized in the next 12-18 months. The major U.S. government awards of sonobuoy contracts have been announced and Sparton's share of those awards is reflected in the backlog. The Company does not believe commercial backlog amounts representing firm purchase orders is a meaningful measure of future sales. Such orders may be rescheduled or cancelled by the customer and such releases and/or purchase orders span various time frames.

    No cash dividends were declared in either period presented. At March 31, 2003, the Company had $88,425,000 in recorded shareowners' equity ($11.13 per share), $77,883,000 in working capital, and a 5.54:1.00 working capital ratio.

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

    At March 31, 2003, Sparton has an accrual of $7,703,000 as its estimate of the future undiscounted minimum financial liability with respect to this matter. The Company's cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company's estimate includes equipment and operating costs for onsite and offsite operations and is based on existing methodology.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk

    The Company manufactures its products in the United States and Canada. Sales of the Company's products are made in the U.S. and Canada, as well as other foreign markets. The Company is potentially subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company operates. However, few receivables and payables are denominated in foreign currency. The Company does not consider the market risk exposure relating to currency ex-change to be material.

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

    As of March 31, 2003, an evaluation was updated by the Company's management, including the CEO and CFO, on the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures continue to be effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

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

    Upon entering into the Consent Decree, the Company reviewed its estimates of the future costs expected to be incurred in connection with its remediation of the environmental issues associated with its Coors Road Plant over the next 30 years. The Company increased its accrual for the cost of addressing environmental impacts associated with its Coors Road Plant by $10,000,000 (pre-tax) in December 1999. At March 31, 2003, the remaining undiscounted mini-mum accrual for EPA remediation approximates $7,703,000. The Company's estimate is based upon existing technology and current costs which have not been discounted. The estimate includes equipment and operating and maintenance costs for the onsite and offsite pump and treat containment systems, a soil vapor extraction program and continued onsite and offsite monitoring. It also includes the required periodic reporting requirements. This estimate does not include legal and related consulting costs which are expensed as incurred. The estimate does not reflect any offset or reduction for monies recovered from various parties currently being pursued as described below.

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

    During the first quarter of fiscal 2003, Sparton reached an agreement with the DOE and others to recover certain remediation costs. Under the agreement, Sparton was reimbursed a portion of the costs the Company has incurred in its investigation and site remediation efforts at the Coors Road site. Under the settlement terms, Sparton received $4,850,000 from the DOE and others in fiscal 2003, plus an additional $1,000,000 is to be received in fiscal 2004. In addition, the DOE has agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8,400,000 incurred at the site.

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

          99.1  Chief Executive Officer certification pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2  Chief Financial Officer certification pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b)  Reports on Form 8-K filed in the third quarter of fiscal 2003:

         - On January 10, 2003, the Company filed on Form 8-K, Item 5. Other Events, the Company issued a press release announcing that the Board of Directors of the Company had approved a 5% stock dividend on the Company's common stock, par value $1.25 per share.

         - On February 11, 2003, the Company filed on Form 8-K, item 5. Other Events, the Company issued a press release announcing the financial results of the second quarter and six months ended December 31, 2002.

         - On February 14, 2003, the Company filed on Form 8-K, Item 9. Regulation FD Disclosure, Officer's Certification, under Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant's Quarterly Report on Form 10-Q for the six-month period ended December 31, 2002.

                           ==========================
                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SPARTON CORPORATION
                                  ---------------------------------------------
                                  Registrant

        Date: May 14, 2003        /s/ DAVID W. HOCKENBROCHT
                                  ---------------------------------------------
                                  David W. Hockenbrocht, CEO and President

        Date: May 14, 2003        /s/ RICHARD L. LANGLEY
                                  ---------------------------------------------
                                  Richard L. Langley, Chief Financial Officer

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

           Date:  May 14, 2003                /s/  DAVID W. HOCKENBROCHT
                                              ---------------------------------
                                                   David W. Hockenbrocht, CEO

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

           Date:    May 14, 2003                  /s/  RICHARD L. LANGLEY
                                                  -----------------------------
                                                       Richard L. Langley, CFO