Form 10-K
period 2003-06-30
SPARTON CORP
filed 2003-09-26
CIK 92679

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE FISCAL YEAR ENDED JUNE 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM _____ TO _____

                          COMMISSION FILE NUMBER 1-1000

                               SPARTON CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                OHIO                                 38-1054690
   -------------------------------      ------------------------------------
   (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
    Incorporation or Organization)

              2400 EAST GANSON STREET, JACKSON, MICHIGAN 49202-3795
              -----------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (517) 787-8600
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

  COMMON STOCK, $1.25 Par Value                NEW YORK STOCK EXCHANGE
  -----------------------------                -----------------------
      (Title of each class)          (Name of each exchange on which registered)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant's most recently completed second fiscal quarter: The aggregate market value of voting common stock held by non-affiliates was $40,710,462, based on the closing price of common shares as of December 31, 2002, which was $7.90 per share.

The number of shares of common stock outstanding as of August 29, 2003, was 7,943,671.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the definitive Proxy Statement for the fiscal year ended June 30, 2003, to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held October 22, 2003, are incorporated by reference into Part III of this Form 10-K.

NYSE:SPA                                                          [SPARTON LOGO]

                      (This Page Intentionally Left Blank)

NYSE:SPA                                                          [SPARTON LOGO]

                                TABLE OF CONTENTS

                                                          PART I

Item 1.     Business ..............................................................................................     1
Item 2.     Properties ............................................................................................     2
Item 3.     Legal Proceedings .....................................................................................     2
Item 4.     Submission of Matters to a Vote of Security Holders ...................................................     3

                                                         PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters .................................     4
Item 6.     Selected Financial Data ...............................................................................     5
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations .................     6
Item 7(a).  Qualitative and Quantitative Disclosures About Market Risk ............................................    10
Item 8.     Financial Statements and Supplementary Data ...........................................................    11
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..................    26
Item 9(a).  Controls and Procedures ...............................................................................    26

                                                         PART III

Item 10.    Directors and Executive Officers of the Registrant ....................................................    26
Item 11.    Executive Compensation ................................................................................    26
Item 12.    Security Ownership of Certain Beneficial Owners and Management ........................................    26
Item 13.    Certain Relationships and Related Transactions ........................................................    27
Item 14.    Principal Accountant Fees and Services ................................................................    27

                                                         PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K ......................................    27

Signatures ........................................................................................................    28

NYSE:SPA                                                          [SPARTON LOGO]

                      (This Page Intentionally Left Blank)

NYSE:SPA                                                          [SPARTON LOGO]

                                     PART I

ITEM 1. BUSINESS

The Company has been in continuous existence since 1900. It was last reorganized in 1919 as an Ohio corporation. The Company's operations are in one line of business, electronic contract manufacturing services (EMS). Products and services include complete "Box Build" products for Original Equipment Manufacturers, microprocessor-based systems, transducers, printed circuit boards and assemblies, sensors and electromechanical devices for the telecommunications, medical/scientific instrumentation, electronics, aerospace, and other industries, as well as engineering services relating to these products. The Company also develops and manufactures sonobuoys, anti-submarine warfare (ASW) devices, used by the U.S. Navy and other free-world countries. See
Note 11 to the Consolidated Financial Statement included in Item 8 for information regarding the Company's products. The Company's website address is www.sparton.com. The Company provides, free of charge, the Company's periodic and current reports (e.g., Forms 10-K, 10-Q and 8-K) and amendments to such reports that are filed with the Securities and Exchange Commission (SEC). Reports are available as soon as reasonably practicable after such reports are filed with or furnished to the SEC, either at the Company's website or through a link to the SEC's site.

Electronic Contract Manufacturing Services

Historically, the Company's principal electronics product has been sonobuoys, which are ASW devices used by the U.S. Navy and other free-world military organizations. The Company competes with a very limited number of qualified manufacturers for sonobuoy procurements by the U.S. and select foreign governments. Contracts are obtained through competitive bid or direct procurement.

The Company continues to focus on substantially expanding sales in the high mix, low and medium volume non-sonobuoy EMS markets. This is where the Company expects substantial future revenue growth, with emphasis on government, telecommunications, aerospace, medical/scientific instrumentation and industrial controls. Many of the physical and technical attributes in the production of electronics for sonobuoys are the same as those required in the production of other electronics products. The Company's EMS business includes design and/or manufacture of a variety of electronic and electromechanical products and assemblies. Sales are generally obtained on a competitive basis. Competitive factors include technical ability, customer service, product quality, timely delivery and price.

As non-sonobuoy EMS business has grown, there has been an increasing need to provide centralized design services. In 2001, the Company formed the Corporate EMS Engineering group. Prior to the reorganization, engineering capabilities were facility specific with the various design groups operating independently. Engineering now has centralized staff management, but with a continued presence in five of the six locations. The new engineering organization allows the Company to deliver products and services in a more efficient manner and enhances the Company's focus on new and expanding technologies. Non-sonobuoy electronic contract manufacturing and services are sold primarily through a direct sales force. In the commercial EMS business, Sparton must compete with a significant number of domestic and foreign manufacturers, some of which are much larger in terms of size and/or financial resources. The Company generally contracts with its customers to manufacture products based on the customer's design, specifications and shipping schedules. Normally, EMS programs do not require the Company's direct involvement in product marketing. Material cost and availability and product quality, delivery and reliability are all very important factors in the commercial EMS business. In general, margins within the non-sonobuoy EMS markets are lower than those historically obtained in the ASW or proprietary electronics market. The lower margins are primarily due to intense competition and the higher material content of the products sold.

At June 30, 2003 and 2002, the government backlog was approximately $51 million and $60 million, respectively. A majority of the fiscal 2003 backlog is expected to be realized in fiscal 2004. Commercial EMS sales are not included in the backlog. The Company does not believe the amount of backlog of commercial sales covered by firm purchase orders is a meaningful measure of future sales, as such orders may be rescheduled or cancelled without significant penalty.

Other

One of Sparton's largest customers is the U.S. Navy. While the loss of U.S. government sonobuoy sales would have a material adverse financial effect on the Company, the loss of any one of several other customers, including Honeywell, General Electric, Raytheon, Waters, and Smith Detection, could also have a significant financial impact. The Company continues to grow its non-sonobuoy EMS sales with the objective of expanding the customer base, thus reducing the Company's exposure to any single customer.

Materials for the electronics operations are generally available from a variety of worldwide sources, except for selected components. Access to competitively priced materials is critical to success in the EMS business. In certain markets, the volume purchasing power of the larger competitors creates a cost advantage for them. Although the electronics industry has experienced spot shortages, the Company does not expect to encounter significant long-term problems in obtaining sufficient raw materials. The risk of material obsolescence in the contract EMS business is less than it is in many other markets because raw materials and component parts are generally only purchased upon receipt of a customer's order. However, excess material resulting from order lead-time is a risk factor due to potential order cancellation or design changes by customers. While overall sales fluctuate during the year, such fluctuations do not reflect a definitive seasonal pattern or tendency.

NYSE:SPA                                                          [SPARTON LOGO]

Research and development (R&D) expenditures, with a focus on product development, amounted to approximately $2,775,000 in fiscal 2003, $2,818,000 in fiscal 2002, and $1,669,000 in fiscal 2001. Substantially all R&D costs are reimbursed, with approximately $2,435,000, $2,480,000, and $884,000 of these expenditures, respectively, customer funded. The net amount of these expenses is included in costs of goods sold. R&D costs are funded primarily through cost-reimbursement contracts for the customer for whom the work was performed. There are approximately 36 employees involved in R&D activities. Few, if any, devote all of their time to such efforts.

Sparton employed approximately 1,200 people at June 30, 2003. The Company has one operating division and three wholly-owned active operating subsidiaries.

ITEM 2. PROPERTIES

The following is a listing of the principal properties owned by Sparton, which provide a total of approximately 805,000 square feet of manufacturing and administrative space. There are manufacturing and/or office facilities at each location. Reflective of the current economic environment, Sparton's manufacturing facilities are currently underutilized. Underutilized percentage varies by plant; however, ample space exists to accommodate expected near term growth. Sparton believes these facilities are suitable for its operations.

         Jackson, Michigan                         London, Ontario, Canada
         DeLeon Springs, Florida (2 plants)        Rio Rancho, New Mexico
         Brooksville, Florida                      Deming, New Mexico

Not included above with the Company's other owned properties is the Company's Coors Road, Albuquerque, New Mexico, facility, which is under a long-term lease to another company, with an option to buy.

ITEM 3. LEGAL PROCEEDINGS

Various litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are non-routine. The Company and its subsidiaries are also involved in certain compliance issues with the United States Environmental Protection Agency (EPA) and various state agencies, including being named as a potentially responsible party at several sites. Potentially responsible parties (PRPs) can be held jointly and severally liable for the clean-up costs at any specific site. The Company's past experience, however, has indicated that when it has contributed only relatively small amounts of materials or waste to a specific site relative to other PRPs, its ultimate share of any clean-up costs has been minor. Based upon available information, the Company believes it has contributed only small amounts to those sites in which it is currently viewed as a PRP.

In February 1997, several lawsuits were filed against Sparton's wholly-owned subsidiary, Sparton Technology, Inc. (STI), alleging that STI's Coors Road facility presented an imminent and substantial threat to human health or the environment. On March 3, 2000, a Consent Decree was entered, settling the lawsuits. The Consent Decree represents a judicially enforceable settlement and contains work plans describing remedial activity STI agreed to undertake. The remediation activities called for by the work plans have been installed and are either completed or are currently in operation. It is anticipated that ongoing remediation activities will operate for a period of time during which STI and the regulatory agencies will analyze their effectiveness. The Company believes that it will take at least three to five years from the date of the Consent Decree, dated March 3, 2000, before the effectiveness of the groundwater containment wells can be established. If ineffective, additional remedies may be imposed at a significantly increased cost. There is no assurance that additional costs greater than the amount accrued will not be incurred or that no adverse changes in environmental laws or their interpretation will occur.

Upon entering into the Consent Decree, the Company reviewed its estimates of the future costs expected to be incurred in connection with its remediation of the environmental issues associated with its Coors Road facility over the next 30 years. The Company increased its accrual for the cost of addressing environmental impacts associated with its Coors Road Plant by $10,000,000 (pre-tax) in December 1999. At June 30, 2003, the remaining undiscounted minimum accrual for EPA remediation approximates $7,500,000. The Company's estimate is based upon existing technology and current costs which have not been discounted. The estimate includes equipment and operating and maintenance costs for the onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes the required periodic reporting requirements. This estimate does not include legal and related consulting costs which are expensed as incurred. The estimate does not reflect any offset or reduction for monies recovered from various parties which the Company is currently pursuing as described below.

In 1998, STI commenced litigation in two courts against the United States Department of Energy (DOE) and others seeking reimbursement of Sparton's costs incurred in complying with, and defending against, federal and state environmental requirements with respect to its former Coors Road facility. Sparton also sought to recover future costs being incurred by the Company on an ongoing basis as a result of continuing remediation at the Coors Road facility.

NYSE:SPA                                                          [SPARTON LOGO]

During the first quarter of fiscal 2003, Sparton reached an agreement with the DOE and others to recover certain remediation costs. Under the agreement, Sparton was reimbursed a portion of the costs the Company has incurred in its investigation and site remediation efforts at the Coors Road facility. Under the settlement terms, Sparton received $4,850,000 from the DOE and others in fiscal 2003, and is to receive an additional $1,000,000 in fiscal 2004. In addition, the DOE has agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8,400,000 incurred at the site.

With the settlement, Sparton received cash and gained some degree of risk protection, with the DOE sharing in costs incurred above the established level. The financial impact of the settlement was recorded in the first quarter of fiscal 2003, ending September 30, 2002. Most of the settlement proceeds (approximately $5,500,000) were recorded as income.

In 1995, Sparton Corporation and STI filed a Complaint in the Circuit Court of Cook County, Illinois, against Lumbermens Mutual Casualty Company and American Manufacturers Mutual Insurance Company demanding reimbursement of expenses incurred in connection with its remediation efforts at the Coors Road facility based on various primary and excess comprehensive general liability policies in effect between 1959 and 1975. In 1999, the Complaint was amended to add various other excess insurers, including certain London market insurers and Fireman's Fund Insurance Company. The case remains in pretrial activity.

In September 2002, STI filed an action in the U.S. District Court for the Eastern District of Michigan to recover certain unreimbursed costs incurred as a result of a manufacturing relationship with two entities, Util-Link, LLC (Util-Link) of Delaware and National Rural Telecommunications Cooperative (NRTC) of the District of Columbia. On or about October 21, 2002, the defendants filed a counterclaim seeking money damages, alleging that STI breached its duties in the manufacture of products for the defendants. The defendant Util-Link has asked for damages in the amount of $25,000,000 for lost profits. The defendant NRTC has asked for damages in the amount of $20,000,000 for the loss of its investment in and loans to Util-Link. Sparton has not had an opportunity to fully assess the respective claims, but believes that the damages sought by NRTC are included in Util-Link's claim for damages and, as such, are duplicative. Sparton believes the counterclaim to be without merit and intends to vigorously defend against it. This case is in the initial stages of discovery.

At this time, the Company is unable to predict the amount of recovery, if any, that may result from the pursuit of these two claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the last quarter of the period covered by this report.

Executive Officers of the Registrant

Information with respect to executive officers of the Registrant is set forth below. The positions noted have been held for at least five years, except where noted.

                                                                               Age
                                                                               ---
David W. Hockenbrocht, Chief Executive Officer since October 2000 and          68
President since January 1978.

Douglas E. Johnson, Chief Operating Officer and Executive Vice President       55
since February 2001 and Vice President since 1995.

Richard L. Langley, Chief Financial Officer since February 2001, Vice          58
President and Treasurer since 1990.

Joseph S. Lerczak, Secretary since June 2002 and Corporate Controller          46
since April 2000. Prior to these dates, Mr. Lerczak held the positions of Manager of Internal Audit for ArvinMeritor, Inc., an automotive supplier, from April 1998 to March 2000, and Assistant Treasurer for
Sparton Corporation from June 1990 to March 1998.

Michael G. Woods, Vice President since August 1999, and General Manager of     44
Sparton of Canada, Ltd. since November 1998. Prior to that date, Mr.
Woods held various positions including Controller and Director of
Electronics Manufacturing Services for Sparton of Canada.

Alan J. Houghtaling, Vice President, Director Business Development since       46
May 2000. Prior to that date, Mr. Houghtaling held various positions including Director of Business Development ECM, Division Director of
Business Development and Director of ECM Business for Sparton.

NYSE:SPA                                                          [SPARTON LOGO]

Stephanie A. Martin, Vice President, Corporate Materials Acquisitions and      47
Logistics since May 2000. Prior to that date, Ms. Martin held various positions since October 1996 including Director Corporate Materials
Acquisition and Logistics for Sparton Electronics Florida, Inc.

Charles A. Stranko, Vice President, Corporate Sales since July 2002.           45
Previously, Mr. Stranko held the position of Vice President, General Manager
Sparton Technology, Inc. since January 2001. Prior to that date, Mr. Stranko held various managerial positions within the Company since January 1998.

Michael D. Sobolewski, Vice President, Engineering since July 2002. Prior to   39
that date, Mr. Sobolewski was Director of Electronic Contract Manufacturing
Engineering since July 1998.

There are no family relationships among the persons named above. All officers are elected annually and serve at the discretion of the Board of Directors.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the New York Stock Exchange under the symbol SPA. On August 29, 2003, there were 627 registered holders of record of the Company's common stock. The price of the Company's common stock as of August 29, 2003, was $10.68. The Company declared a 5% common stock dividend on January 21, 2003; for which cash was paid in lieu of fractional shares. The Company did not pay dividends on its common stock in fiscal 2002. The high and low common stock prices per share were as follows:

QUARTER ENDED:                            SEPTEMBER 30     DECEMBER 31         MARCH 31         JUNE 30
                                          ------------     -----------         --------         -------
 Fiscal 2003                High             $9.00            $8.40             $8.10            $8.80
                            Low               8.10             7.70              7.30             7.55

 Fiscal 2002                High             $7.50            $7.15             $9.40            $9.10
                            Low               6.50             6.50              7.38             8.35

See Item 12 for certain information concerning the Company's equity compensation plans.

NYSE:SPA                                                          [SPARTON LOGO]

ITEM 6. SELECTED FINANCIAL DATA (3)

                                                     2003             2002             2001             2000             1999
                                                     ----             ----             ----             ----             ----
OPERATING RESULTS
Net sales                                        $ 169,861,287    $ 149,672,143    $ 187,620,426    $ 161,914,446    $ 131,900,489
Costs and expenses (1)                             158,526,655      145,647,571      185,486,583      175,566,602      129,850,749
                                                 -------------    -------------    -------------    -------------    -------------
                                                    11,334,632        4,024,572        2,133,843      (13,652,156)       2,049,740
Other income (expense)
    Interest and investment income                     664,835          442,632          355,626          666,253        1,503,982
    Equity loss in investment (2)                      (28,000)        (452,000)        (504,000)        (435,000)               -
    Other - net                                        261,805           53,000          159,568          713,169           23,359
                                                 -------------    -------------    -------------    -------------    -------------
                                                       898,640           43,632           11,194          944,422        1,527,341
                                                 -------------    -------------    -------------    -------------    -------------

Income (loss) from continuing
    operations before income taxes                  12,233,272        4,068,204        2,145,037      (12,707,734)       3,577,081
Provision (credit) for income taxes                  3,241,000        1,140,000          844,000       (4,026,000)       1,818,000
                                                 -------------    -------------    -------------    -------------    -------------
Income (loss) from continuing
    operations                                       8,992,272        2,928,204        1,301,037       (8,681,734)       1,759,081

Income (loss) from discontinued
    automotive operations,
    net of income taxes                                      -                -                -                -       (2,520,000)
                                                 -------------    -------------    -------------    -------------    -------------

        Net income (loss)                        $   8,992,272    $   2,928,204    $   1,301,037    $  (8,681,734)   $    (760,919)
                                                 =============    =============    =============    =============    =============

Weighted-average common shares outstanding:

Shares outstanding - basic                           7,942,523        7,942,304        8,124,735        8,219,495        8,219,495
Shares outstanding - diluted                         8,027,092        7,995,414        8,136,745        8,219,495        8,219,495

PER SHARE OF COMMON STOCK (basic and diluted)
Income (loss):
    Continuing operations - basic                $        1.13    $        0.37    $        0.16    $       (1.06)   $        0.22
    Discontinued operations - basic                          -                -                -                -            (0.31)
                                                 -------------    -------------    -------------    -------------    -------------
      Total                                      $        1.13    $        0.37    $        0.16    $       (1.06)   $       (0.09)
                                                 =============    =============    =============    =============    =============

Income (loss):
    Continuing operations - diluted              $        1.12    $        0.37    $        0.16    $       (1.06)   $        0.22
    Discontinued operations - diluted                        -                -                -                -            (0.31)
                                                 -------------    -------------    -------------    -------------    -------------
      Total                                      $        1.12    $        0.37    $        0.16    $       (1.06)   $       (0.09)
                                                 =============    =============    =============    =============    =============

Shareowners' equity                              $       11.48    $       10.28    $        9.96    $        9.92    $       10.65
Cash dividends                                               -                -                -                -                -

OTHER FINANCIAL DATA
Total assets                                     $ 116,013,870    $ 102,401,248    $ 107,350,305    $ 111,434,236    $ 108,337,035
Working capital                                     77,982,082       70,710,441       65,977,180       64,778,574       68,578,975
Working capital ratio                                   5.33:1           6.27:1           4.21:1           4.00:1           4.85:1
Long-term debt                                               -                -                -                -                -
Shareowners' equity                              $  91,168,206    $  81,614,417    $  79,205,451    $  81,535,150    $  87,521,898

--------------------

(1) As discussed in Note 9 to the Consolidated Financial Statements included in
Item 8, Costs and expenses includes income and expense related to the Coors Road facility.

(2) As discussed in Note 3 to the Consolidated Financial Statements included in
Item 8, Equity loss in investment reflects the Company's equity investment in Cybernet Systems Corporation.

(3) As discussed in Note 1 to the Consolidated Financial Statements included in
Item 8, all average outstanding shares and per share information has been restated to reflect the impact of the 5% stock dividend declared in January 2003.

NYSE:SPA                                                          [SPARTON LOGO]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant events affecting the Company's earnings and financial condition during the periods included in the accompanying financial statements. The Company's operations are in one line of business, electronic contract manufacturing services (EMS). This includes the design, development and/or manufacture of electronic parts and assemblies for both government and commercial customers worldwide. Governmental sales are mainly sonobuoys. Commercial customers are in general industrial markets, as well as the regulated aerospace and medical markets.

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

FISCAL 2003 COMPARED TO FISCAL 2002

Sales for the year ended June 30, 2003, totaled $169,861,000, an increase of $20,189,000 (13%) from fiscal 2002. Overall, sales were below the Company's original plan, but in line with revised expectations given the continued depressed economic environment. Government EMS sales decreased 3% to $50,473,000, while other EMS sales increased 22%. Sales included $55,870,000, $44,762,000 and $18,756,000 of industrial, aerospace and medical/scientific instrumentation sales, respectively. While government sales declined slightly from last year, the increase in other EMS sales reflects primarily strong demand for homeland security products and the current focus to install detection equipment in U.S. and Canadian airports. While homeland security product demand may begin to slow in fiscal 2004, it is anticipated that other areas will increase as the economy improves.

Operating profits of $11,335,000 and $4,025,000 were reported for the fiscal years ended June 30, 2003, and 2002, respectively. Gross margins were consistent with prior year. Margins on government programs improved as the Company concluded production of several problem plagued sonobuoy contracts. These contracts carried no gross margin and their revenues totaled $1.8 million for fiscal 2003 and $8.9 million for fiscal 2002. At June 30, 2003, these contracts were complete. One contract was completed during the first half of fiscal 2003. Previously estimated rework was not required resulting in increased margins of $489,000 during this period. Inventory and rework issues for two other customers reduced margins by $825,000 during the year. Given the reduced level of sales, the Company continues to experience underutilized capacity. Selling and administrative expenses as a percentage of sales (7.7% in 2003 and 8.4% in 2002) decreased slightly from last year as the Company continues to monitor expenses with a focus on cost control. Included in 2003 operating income was a $5,500,000 recovery of certain remediation costs negotiated this year. It reflects Sparton's settlement with the DOE and others regarding reimbursement of costs incurred at the Company's Sparton Technology Coors Road facility. Also included were current year charges related to the New Mexico environmental remediation effort, principally litigation, of $260,000 in fiscal 2003 and $840,000 in fiscal 2002. These EPA charges are more fully discussed in Note 9 to the Consolidated Financial Statements included in Item 8.

Interest and Investment Income increased $222,000 to $665,000 in 2003, due to increased funds available for investment. Investment securities are more fully described in Note 3 to the Consolidated Financial Statements included in Item 8. Other Income-Net was $262,000 and $53,000 in 2003 and 2002, respectively. Other Income-Net in 2003 includes $440,000 of net transaction and translation gains relating to the Company's Canadian subsidiary as a result of the stronger Canadian dollar in fiscal 2003, primarily in the fourth quarter. Additionally, $181,000 ($150,000 in 2002) of costs related to potential insurance adjustments for the Company's previously owned automotive segment are included. Other Income-Net in 2002 included a one time recovery of $292,000 when a former insurer converted to a stock company (formerly a mutual company).

Equity loss in investment was $28,000 and $452,000 in fiscal 2003 and fiscal 2002, respectively. The Company's investment in Cybernet Systems Corporation (Cybernet) represents a 14% ownership interest, which was acquired in June 1999.

NYSE:SPA                                                          [SPARTON LOGO]

The Company's effective tax rate for fiscal 2003 was 26.5%, compared to the statutory U.S. federal tax rate of 34%. The favorable tax rate was principally due to the tax benefit attributable to foreign sales and the utilization of a contribution carryforward benefit from 2002. In addition, a portion of the Canadian net operating loss carryforward (NOLCF) from prior years was utilized. A 100% valuation allowance had been recorded on both of these carryforwards at June 30, 2002. The tax effect of foreign currency transactions and translation further reduced the effective tax rate. After provision for applicable income taxes as discussed in Note 8 to the financial statements, the Company reported net income of $8,992,000 ($1.13 per share; $1.12 diluted) in fiscal 2003, compared to $2,928,000 ($0.37 per share, basic and diluted) in fiscal 2002. Fiscal 2003 includes income related to the EPA settlement of $5,500,000, $3,630,000 net of tax.

FISCAL 2002 COMPARED TO FISCAL 2001

Sales for the year ended June 30, 2002, totaled $149,672,000, a decrease of $37,948,000 (20%) from fiscal 2001. Overall, sales were below the Company's original plan, but in line with revised expectations given the economic environment and events of September 11, 2001. Government EMS sales increased 30% to $52,203,000, while other EMS sales declined 34%. Other sales included $55,653,000, $35,612,000 and $6,204,000 of industrial, aerospace and medical/scientific instrumentation sales, respectively. The increase in govern-ment sales was due to accelerated sonobuoy production, and higher than expected foreign sonobuoy sales. The decline in other EMS sales reflected the then market uncertainties, particularly related to aerospace and the general economic recession. The uncertainty of demand in the commercial markets led to additional measures to monitor and control costs and expenses.

Operating profits of $4,025,000 and $2,134,000 were reported for the fiscal years ended June 30, 2002, and 2001, respectively. Gross margins for the year improved approximately 2%. The higher gross margin in fiscal 2002 was reflective of a more favorable mix of government sales and continuing cost containment measures. However, given the reduced level of sales the Company continued to experience underutilized capacity. Margins on government programs improved as the Company concluded production of sonobuoy contracts that were loss contracts. These contracts carried no gross margin and their revenues totaled $8.9 million for fiscal 2002 and $6.1 million for fiscal 2001. At June 30, 2002, the remaining backlog of these loss contracts approximated $1.8 million. Selling and administrative expenses were significantly below last year as the Company continued to focus on cost control. Included were charges against income related to the New Mexico environmental remediation effort, principally litigation, of $840,000 in fiscal 2002 and $1,820,000 in fiscal 2001. These EPA charges are more fully discussed in Note 9 to the Consolidated Financial Statements included in Item 8.

Interest and Investment Income increased $87,000 to $443,000 in fiscal 2002. Investment securities are more fully described in Note 3 to the Consolidated Financial Statements included in Item 8. Other Income-Net was $53,000 in fiscal 2002, as previously discussed, and $160,000 in 2001.

Equity loss in investment was $452,000 and $504,000 in fiscal 2002 and fiscal 2001, respectively. At June 30, 2002, Sparton changed its method of accounting for its investment in Cybernet Systems Corporation (Cybernet), which accounting is further discussed in Note 3 to the Consolidated Financial Statements included in Item 8.

The Company's effective tax rate for fiscal 2002 was 29%, compared to the statutory U.S. federal tax rate of 34%. The favorable tax rate was principally due to the tax benefit attributable to foreign sales. After provision for applicable income taxes as discussed in Note 8 to the financial statements, the Company reported net income of $2,928,000 ($0.37 per share) in fiscal 2002, compared to $1,301,000 ($0.16 per share) in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

The primary source of liquidity and capital resources has historically been from operations. Short-term credit facilities have been used in the past, but not recently. Certain government contracts provide for interim progress billings based on costs incurred. These progress billings reduce the amount of cash that would otherwise be required during the performance of these contracts. As the volume of U.S. defense-related contract work declines, so has the relative importance of progress billings as a liquidity resource. At the present time, the Company plans on using its investment securities to provide working capital and to strategically invest in additional property, plant and equipment to accommodate growth. Growth is expected to be achieved through internal expansion and/or acquisition or joint venture. The Company is currently exploring the possibility of a manufacturing facility in Asia. The Company has had no short-term debt since December 1996, and currently has unused informal lines of credit totalling $30 million with two banks.

Cash flows provided by operating activities were $13,802,000, $6,544,000 and $5,981,000 in the fiscal years ended 2003, 2002 and 2001, respectively. The increase in cash provided by operating activities in 2003 was mainly attributable to the DOE settlement of $5,500,000. $4,850,000 of the settlement was received, the remaining $1,000,000 of the settlement will be received in fiscal 2004. In addition, a reduction in inventory levels provided operating cash flow. Inventory reduction is a reflection of the Company's focus on improving inventory turnover through ordering and usage efficiency gains in this area over the past year. In addition, due to the higher fourth quarter sales, inventory levels are lower than would normally be expected to occur. Other primary sources included income from operations, and an increase in accounts payable and accrued liabilities. Accounts payable and accrued liabilities increased primarily due to deferred commissions from year end sales, deferred revenue from one customer and inventory purchases at one location. In fiscal 2003, the primary cash flow use was an increase in accounts receivable, reflecting high sonobuoy and homeland security product sales near year end.

NYSE:SPA                                                          [SPARTON LOGO]

Cash flows used by investing activities totaled $11,942,000 in fiscal 2003. The major use of cash by investing activities was the purchase of investment securities. Cash flows (used) provided by investing activities were $(10,819,000) and $3,283,000 in the fiscal years ended 2002 and 2001, respectively, primarily from purchase and sale of investment securities.

Cash flows provided by financing activities were $14,000, primarily resulting from an exercise of stock options. Cash flows used by financing activities were $72,000 and $1,282,000 in fiscal 2002 and 2001, respectively. These funds were used to purchase shares of common stock for the treasury.

At June 30, 2003, the Company had $77,982,000 in working capital and total shareowners' equity of $91,168,000.

CONTRACTUAL OBLIGATIONS

The Company's current obligations for the payment of accounts payable and accruals totaling $18,015,000 at June 30, 2003, are reflected in the Consolidated Balance Sheet included in Item 8. In addition, there are a number of non-cancellable purchase orders that are payable within the next 12 months. These contracts are not material to Sparton's operations or cash flow position.

As disclosed in Note 7 to the Consolidated Financial Statements included in Item 8, plan assets of the Company's defined benefits plan exceed the plan's benefit obligation at June 30, 2003. At June 30, 2003, other contractual obligations and long-term liabilities are as follows:

                                                                 Payments due by Period
                                                                 ----------------------
                                       Total            < 1 year        1-3 years         3-5 years          > 5 years
                                    ------------       ----------       ----------       -----------        -----------
Operating leases                    $  5,766,000       $3,295,000       $2,170,000       $   301,000         $        -
Environmental liabilities (1)          7,500,000          670,000          604,000           871,000          5,355,000
                                    ------------       ----------       ----------       -----------         ----------
        Total                       $ 13,266,000       $3,965,000       $2,774,000       $ 1,172,000         $5,355,000
                                    ============       ==========       ==========       ===========         ==========



(1) For a description of the accrual for environmental remediation, see Note 9 to the Consolidated Financial Statements included in Item 8 of this report.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company believes that of its significant accounting policies (as discussed in Note 1 to the Consolidated Financial Statements included in Item 8), the following involve a higher degree of judgement and complexity.

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

In December 1999, the Company increased its accrual for the estimated cost of addressing the environmental impacts associated with its Coors Road facility by $10,000,000 (pre-tax). This increase was reflective of revised cost estimates in conjunction with the negotiated Consent Decree that settled related lawsuits then outstanding, as well as a related administrative enforcement action, and covered activities expected to be incurred over the next thirty years.

As discussed in Note 9 to the Consolidated Financial Statements included in Item 8, Sparton has accrued its estimate of the minimum future non-discounted financial liability. The estimate was developed using existing technology and excludes legal and related consulting costs. The minimum cost estimate includes equipment, operating and monitoring costs for both onsite and offsite remediation. Sparton recognizes legal and consulting services in the periods incurred and reviews its EPA accrual activity quarterly.

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

Government Contract Cost Estimates

Government production contracts are accounted for based on completed units accepted with respect to revenue recognition and their estimated average cost per unit regarding costs. Losses for the entire amount of the contract are recognized in the period when such losses are determinable.

NYSE:SPA                                                          [SPARTON LOGO]

The Company formally reviews its costs incurred-to-date and estimated costs to complete on all significant contracts on a quarterly basis, revised estimated total contract costs are reflected in the financial statements.

Significant judgment is exercised in determining estimated total contract costs including, but not limited to, cost experience to date, estimated length of time to contract completion, costs for materials, production labor and support services to be expended, and known issues on remaining units to be completed. Estimated costs developed in the early stages of contracts can change significantly as the contracts progress, and events and activities take place. Significant changes in estimate can also occur when new designs are initially placed into production. Depending upon the circumstances, it is possible that the Company's financial position, results of operations and cash flows could be materially affected by changes in estimated costs to complete on one or more significant contracts.

Commercial Inventory Valuation Allowances

Contracts with commercial customers are based upon estimated quantities of product manufactured for shipment over estimated time periods. Raw material inventories are purchased to fulfill these customer requirements. Within these arrangements, customer demand for products frequently changes, sometimes creating excess and obsolete inventories.

The Company regularly reviews raw material inventories by customer for both excess and obsolete quantities, with adjustments made accordingly. Wherever possible, the Company attempts to recover its full cost of excess and obsolete inventories from customers or, in some cases, through other markets. When it is determined that the Company's carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income and a valuation allowance is established for the difference between the carrying cost and the estimated realizable amount. Conversely, should the disposition of adjusted excess and obsolete inventories result in recoveries in excess of these reduced carrying values, the remaining portion of the valuation allowances are reversed and taken into income when such determinations are made.

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

Allowance for Possible Losses on Receivables

Accounts receivable are customer obligations generally due under normal trade terms for the industry. Credit terms are granted and periodically revised based on evaluations of the customers' financial condition. The Company performs ongoing credit evaluations of its customers and although the Company does not generally require collateral, letters of credit may be required from customers in certain circumstances. Receivables from foreign customers are generally secured by letters of credit or cash advances.

The Company maintains an allowance for possible losses on receivables for estimated losses resulting from the inability of its customers to make required payments. The allowance is estimated based on historical experience of write-offs, the level of past due amounts, information known about specific customers with respect to their ability to make payments, and future expectations of conditions that might impact the collectibility of accounts. When management determines that it is probable that an account will not be collected, it is charged against the allowance for possible losses. The Company reviews the adequacy of its allowance monthly. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required.

Pension Obligations

Each year we calculate the cost of providing pension benefits under the provisions of Statement of Financial Accounting Standards (SFAS) No. 87, as modified by SFAS Nos. 130 and 132. The key assumptions used in making these calculations are disclosed in Note 7 to our Consolidated Financial Statements included in Item 8. The most significant of these assumptions are the discount rate used to value the future obligations and the expected return on pension plan assets. The discount rate is commensurate with current market interest rates on high-quality, fixed income investments. The expected return on assets is based on our current view of long-term returns and assets held by the plan, which is influenced by historical averages. If actual interest rates and returns on plan assets materially differ from our assumptions, future adjustments to our financial statements would be required. While changes in these assumptions can have a significant effect on the pension benefit obligations reported in the Consolidated Balance Sheets and the unrecognized gain or loss accounts discussed below, the effect of changes in these assumptions is not expected to have a significant effect on net periodic pension costs in the near term. While these assumptions may change in the future based on changes in long-term interest rates and market conditions, there are no known expected changes in these assumptions as of June 30, 2003. As indicated above, to the extent our assumptions differ from actual results, there would be a future impact on our financial statements. The changes would not, however, have an immediate effect in the period of change as expense determination under SFAS No. 87 includes provisions that minimize the volatility of annual expense. The effect of these assumptions versus actual differences accumulates over time in an "unrecognized net gain or loss" account. To the extent the unrecognized account balance exceeds certain thresholds as defined in the accounting standards, the excess is amortized to or against expense in future

NYSE:SPA                                                          [SPARTON LOGO]
periods. The decrease in our discount rate assumption combined with a reduction in our plan asset values due to market conditions over the past few years have contributed to the increase in the unrecognized loss in our pension plan account balance. At June 30, 2003, the balance was a net loss of $4,556,000 compared to a net loss of $53,000 at June 30, 2002. The extent to which this unrecognized net loss will result in future expense is not determinable at this time as it will depend upon a number of variables, including trends in interest rates and the actual return on plan assets. For example, an increase in the return on our plan assets due to improved market conditions would reduce the unrecognized loss account and thus reduce future expense.

OTHER

Litigation

One of Sparton's facilities, located in Albuquerque, New Mexico, has been the subject of ongoing investigations conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). The investigation began in the early 1980s and involved a review of onsite and offsite environmental impacts.

At June 30, 2003, Sparton has an accrual of $7,500,000 as its estimate of the future undiscounted minimum financial liability with respect to this matter. The Company's cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company's estimate includes equipment and operating costs for onsite and offsite operations and is based on existing methodology. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. It is possible that cash flows and results of operations could be affected by the impact of the ultimate resolution of this contingency.

In 1995, Sparton Corporation and Sparton Technology, Inc. (STI) filed a Complaint in the Circuit Court of Cook County, Illinois, against Lumbermens Mutual Casualty Company and American Manufacturers Mutual Insurance Company demanding reimbursement of expenses incurred in connection with its remediation efforts at the Coors Road facility based on various primary and excess comprehensive general liability policies in effect between 1959 and 1975. In 1999, the Complaint was amended to add various other excess insurers, including certain London market insurers and Fireman's Fund Insurance Company. The case remains in pretrial activity.

In September 2002, STI filed an action in the U.S. District Court for the Eastern District of Michigan to recover certain unreimbursed costs incurred as a result of a manufacturing relationship with two entities, Util-Link, LLC (Util-Link) of Delaware and National Rural Telecommunications Cooperative (NRTC) of the District of Columbia. On or about October 21, 2002, the defendants filed a counterclaim seeking money damages, alleging that STI breached its duties in the manufacture of products for the defendants. The defendant Util-Link has asked for damages in the amount of $25,000,000 for lost profits. The defendant NRTC has asked for damages in the amount $20,000,000 for the loss of its investment in and loans to Util-Link. Sparton has not had an opportunity to fully assess the respective claims, but believes that the damages sought by NRTC are included in Util-Link's claim for damages and as such, are duplicative. Sparton believes the counterclaim to be without merit and intends to vigorously defend against it. This case is in the initial stages of discovery.

At this time, the Company is unable to predict the amount of recovery, if any, that may result from the pursuit of these two before-mentioned claims.

ITEM 7(a). QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK EXPOSURE

The Company manufactures its products in the United States and Canada. Sales of the Company's products are made in the U.S. and Canada, as well as other foreign markets. The Company is potentially subject to foreign currency exchange rate risk relating to intercompany activity and balances and to receipts from customers and payments to suppliers in foreign currencies. Also, adjustments related to the translation of the Company's Canadian financial statements into U.S. dollars are included in current earnings. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company operates. However, minimal third party receivables and payables are denominated in foreign currency and, historically, foreign currency gains and losses related to intercompany activity and balances have not been significant. The Company does not consider the market risk exposure relating to currency exchange to be material.

The Company has financial instruments that are subject to interest rate risk, principally short-term investments. Historically, the Company has not experienced material gains or losses due to such interest rate changes. Based on the current holdings of short-term investments, the interest rate risk is not considered to be material.

NYSE:SPA                                                          [SPARTON LOGO]

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORTS OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND SHAREOWNERS OF SPARTON CORPORATION

We have audited the accompanying consolidated balance sheet of Sparton Corporation and subsidiaries as of June 30, 2003, and the related consolidated statements of income, shareowners' equity, and cash flows for the year ended June 30, 2003. Our audit also included the financial statement schedule (2003 column only) listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule (2003 column only) based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sparton Corporation and subsidiaries at June 30, 2003, and the consolidated results of their operations and their cash flows for the year ended June 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule (2003 column only), when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

(BDO SEIDMEN, LLP)
Grand Rapids, Michigan
August 13, 2003

The following audit report was previously issued by Ernst & Young LLP, the Company's former independent accountants, in connection with the Company's Annual Report on Form 10-K for the years ended June 30, 2002 and 2001. This audit report has been reissued by Ernst & Young LLP, who has provided consent to the inclusion of its report in this Form 10-K. The consolidated balance sheets as of June 30, 2002 and 2001, the related consolidated statements of income, shareowners' equity and cash flows for the years ended June 30, 2002 and 2001 and the information in the financial statement schedule (Schedule II - Valuation and Qualifying Accounts) for the years ended June 30, 2002 and 2001, each of which is referenced in the audit report, are included in the Company's Form 10-K for the year ended June 30, 2003.

TO THE BOARD OF DIRECTORS AND SHAREOWNERS OF SPARTON CORPORATION

We have audited the accompanying consolidated balance sheets of Sparton Corporation and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of income, shareowners' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule (2002 and 2001 columns only) listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule (2002 and 2001 columns only) based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sparton Corporation and subsidiaries at June 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule (2002 and 2001 columns only), when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, in the year ended June 30, 2002, the Company changed its method of accounting for its investment in Cybernet Systems Corporation.

(ERNST & YOUNG LLP)

Toledo, Ohio
August 23, 2002, except for the fifth and sixth paragraphs of Note 9, as to which the date is September 5, 2002.

NYSE:SPA                                                          [SPARTON LOGO]

                       SPARTON CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                       June 30
                                                                            -----------------------------
                                                                                2003            2002
                                                                            ------------     ------------
ASSETS
Current assets
    Cash and cash equivalents                                               $ 10,562,222     $  8,687,873
    Investment securities (Note 3)                                            23,214,783       11,530,374
    Accounts receivable:
     Trade, less allowance of $739,000 ($649,000 in 2002)                     18,096,299       12,558,067
     U.S. and foreign governments                                             10,140,605        6,145,330
     EPA settlement (Note 9)                                                   1,000,000                -
    Income taxes recoverable                                                           -        1,055,965
    Inventories (Note 4)                                                      31,809,088       41,929,559
    Prepaid expenses (Note 8)                                                  1,174,618        2,214,845
                                                                            ------------     ------------
       Total Current assets                                                   95,997,615       84,122,013
Pension asset (Note 7)                                                         6,176,085        6,304,117
Other assets (Notes 3 and 8)                                                   5,583,577        2,940,918
Property, plant and equipment, at cost:
    Land and land improvements                                                 1,579,601        1,580,900
    Buildings and building equipment                                          13,016,148       12,336,205
    Machinery and equipment                                                   19,412,645       19,324,570
                                                                            ------------     ------------
                                                                              34,008,394       33,241,675
    Less accumulated depreciation                                            (25,751,801)     (24,207,475)
                                                                            ------------     ------------
     Net Property, plant and equipment                                         8,256,593        9,034,200
                                                                            ------------     ------------
         Total Assets                                                       $116,013,870     $102,401,248
                                                                            ============     ============

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
    Accounts payable                                                        $  8,893,348     $  7,762,357
    Salaries and wages                                                         3,879,947        3,545,045
    Accrued liabilities                                                        4,532,795        2,104,170
    Income taxes payable                                                         709,443                -
                                                                            ------------     ------------
       Total Current liabilities                                              18,015,533       13,411,572
Environmental remediation (Note 9)                                             6,830,131        7,375,259
Commitments and contingencies (Note 9)                                                 -                -
Shareowners' Equity: (Note 6)
    Preferred stock, no par value;
     200,000 shares authorized, none outstanding                                       -                -
    Common stock, $1.25 par value;
     15,000,000 shares authorized, 7,943,671 shares outstanding
     (7,559,790 at June 30, 2002, after deducting 374,922 shares
     in treasury)                                                              9,929,589        9,449,738
    Capital in excess of par value                                             3,015,989          477,493
    Accumulated other comprehensive income (loss) (Note 2)                       359,486         (172,000)
    Retained earnings                                                         77,863,142       71,859,186
                                                                            ------------     ------------
       Total Shareowners' Equity                                              91,168,206       81,614,417
                                                                            ------------     ------------
         Total Liabilities and Shareowners' Equity                          $116,013,870     $102,401,248
                                                                            ============     ============

See accompanying notes

NYSE:SPA                                                          [SPARTON LOGO]

                       SPARTON CORPORATION & SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                        Years Ended June 30
                                                          -----------------------------------------------
                                                              2003              2002             2001
                                                          ------------      ------------     ------------
Net sales                                                 $169,861,287      $149,672,143     $187,620,426
Costs of goods sold                                        150,659,969       132,273,801      169,153,517
                                                          ------------      ------------     ------------
                                                            19,201,318        17,398,342       18,466,909

Selling and administrative (income) expenses:
    Selling and administrative                              13,106,991        12,533,727       14,513,382
    EPA related - net (Note 9)                              (5,240,305)          840,043        1,819,684
                                                          ------------      ------------     ------------
                                                             7,866,686        13,373,770       16,333,066
                                                          ------------      ------------     ------------
Operating income                                            11,334,632         4,024,572        2,133,843

Other income (expense):
    Interest and investment income                             664,835           442,632          355,626
    Equity loss in investment (Note 3)                         (28,000)         (452,000)        (504,000)
    Other - net                                                261,805            53,000          159,568
                                                          ------------      ------------     ------------
                                                               898,640            43,632           11,194
                                                          ------------      ------------     ------------

Income before income taxes                                  12,233,272         4,068,204        2,145,037
Provision for income taxes (Note 8)                          3,241,000         1,140,000          844,000
                                                          ------------      ------------     ------------
     Net income                                           $  8,992,272      $  2,928,204     $  1,301,037
                                                          ============      ============     ============

Earnings per share:
    Basic                                                 $       1.13      $       0.37     $       0.16
                                                          ============      ============     ============
    Diluted                                               $       1.12      $       0.37     $       0.16
                                                          ============      ============     ============

See accompanying notes

NYSE:SPA                                                          [SPARTON LOGO]

                       SPARTON CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      Years ended June 30
                                                                         --------------------------------------------
                                                                             2003            2002            2001
                                                                         ------------    ------------    ------------
OPERATING ACTIVITIES:
    Net income                                                           $  8,992,272    $  2,928,204    $  1,301,037
    Add (deduct) noncash items:
     Depreciation, amortization and accretion                               1,669,808       1,663,109       1,913,763
     Deferred income taxes                                                    251,000       1,627,000           9,000
     EPA settlement due in fiscal 2004                                     (1,000,000)              -               -
     Equity loss in investment                                                 28,000         452,000         504,000
     Change in pension asset                                                  128,032        (163,435)       (685,681)
     Stock awarded                                                             15,800               -               -
     Other                                                                      1,079               -         114,088
    Add (deduct) changes in operating assets and liabilities:
     Accounts receivable                                                   (9,533,507)      5,001,457      (3,027,573)
     Income taxes recoverable                                               1,055,965      (1,055,965)              -
     Inventories and prepaid expenses                                       8,135,175       2,851,113       7,123,402
     Accounts payable, salaries and wages,  accrued liabilities
       and income taxes                                                     4,058,833      (6,759,048)     (1,270,634)
                                                                         ------------    ------------    ------------
         Net cash provided by operations                                   13,802,457       6,544,435       5,981,402

INVESTING ACTIVITIES:
    Purchases of investment securities                                    (13,816,635)    (10,307,374)              -
    Proceeds from sale of investment securities                             2,576,340          75,000       3,468,704
    Purchases of property, plant and equipment                               (732,542)       (698,293)       (623,376)
    Proceeds from sale of property, plant and equipment                        20,849         111,553               -
    Other, principally noncurrent other assets                                  9,648               -         437,405
                                                                         ------------    ------------    ------------
       Net cash (used) provided by investing activities                   (11,942,340)    (10,819,114)      3,282,733

FINANCING ACTIVITIES:
    Stock dividend - cash in lieu of fractional shares                         (1,080)              -               -
    Proceeds from the exercise of stock options                                15,312               -               -
    Purchase of common stock for treasury                                           -         (72,238)     (1,281,750)
                                                                         ------------    ------------    ------------
       Net cash provided (used) by financing activities                        14,232         (72,238)     (1,281,750)
                                                                         ------------    ------------    ------------

INCREASE (DECREASE) IN CASH                                                 1,874,349      (4,346,917)      7,982,385
    Cash at beginning of year                                               8,687,873      13,034,790       5,052,405
                                                                         ------------    ------------    ------------
CASH AT END OF YEAR                                                      $ 10,562,222    $  8,687,873    $ 13,034,790
                                                                         ============    ============    ============

Supplemental disclosures of cash paid (refunded) during the year:
    Income taxes - net                                                   $  1,331,000    $    806,000    $    198,000
                                                                         ============    ============    ============

See accompanying notes

NYSE:SPA                                                          [SPARTON LOGO]

                       SPARTON CORPORATION & SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

                                                                                   Years ended June 30
                                                                      --------------------------------------------
                                                                          2003            2002           2001
                                                                      ------------    ------------    ------------
Common stock, $1.25 par value:
    Shares
    Balance, beginning of year                                           7,559,790       7,570,090       7,828,090
    Purchase of common stock for treasury                                        -         (10,300)       (258,000)
    Stock dividend                                                         378,131               -               -
    Stock awarded                                                            2,000               -               -
    Stock options exercised                                                  3,750               -               -
                                                                      ------------    ------------    ------------
     Balance, end of year                                                7,943,671       7,559,790       7,570,090
                                                                      ============    ============    ============

    Amount
    Balance, beginning of year                                        $  9,449,738    $  9,462,613    $  9,785,113
    Purchase of common stock for treasury                                        -         (12,875)       (322,500)
    Stock dividend                                                         472,664               -               -
    Stock awarded                                                            2,500               -               -
    Stock options exercised                                                  4,687               -               -
                                                                      ------------    ------------    ------------
     Balance, end of year                                                9,929,589       9,449,738       9,462,613
                                                                      ------------    ------------    ------------

Capital in excess of par value:
    Balance, beginning of year                                             477,493         478,144         494,427
    Purchase of common stock for treasury                                        -            (651)        (16,283)
    Stock dividend                                                       2,514,571               -               -
    Stock awarded                                                           13,300               -               -
    Stock options exercised                                                 10,625               -               -
                                                                      ------------    ------------    ------------
     Balance, end of year                                                3,015,989         477,493         478,144
                                                                      ------------    ------------    ------------
Accumulated other comprehensive income (loss), net of tax (Note 2):
    Balance, beginning of year                                            (172,000)        275,000       2,623,986
    Net unrealized gains (losses) on investment securities owned           399,069          78,000          (1,986)
    Net unrealized gains (losses) on equity investment                     138,000        (525,000)     (2,457,000)
    Reclassification adjustment for net (gains) losses realized
     and reported in net income                                             (5,583)              -         110,000
                                                                      ------------    ------------    ------------
     Balance, end of year                                                  359,486        (172,000)        275,000
                                                                      ------------    ------------    ------------

Retained earnings:
    Balance, beginning of year                                          71,859,186      68,989,694      68,631,624
    Net income                                                           8,992,272       2,928,204       1,301,037
    Stock dividends                                                     (2,988,316)              -               -
    Purchase of common stock for treasury                                        -         (58,712)       (942,967)
                                                                      ------------    ------------    ------------
     Balance, end of year                                               77,863,142      71,859,186      68,989,694
                                                                      ------------    ------------    ------------
       Total Shareowners' Equity                                      $ 91,168,206    $ 81,614,417    $ 79,205,451
                                                                      ============    ============    ============

See accompanying notes

NYSE:SPA                                                          [SPARTON LOGO]

                       SPARTON CORPORATION & SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Sparton Corporation and all active subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States. All significant intercompany transactions and accounts have been eliminated.

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

USE OF ESTIMATES - Accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the disclosure of assets and liabilities and the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

ACCOUNTS RECEIVABLE, CREDIT PRACTICES, AND ALLOWANCE FOR POSSIBLE LOSSES - Products are sold principally in electronics manufacturing markets. Accounts receivable are customer obligations generally due under normal trade terms for the industry. Credit terms are granted and periodically revised based on evaluations of the customers' financial condition. The Company performs ongoing credit evaluations of its customers and although the Company does not generally require collateral, letters of credit may be required from customers in certain circumstances. Receivables from foreign customers are generally secured by letters of credit or cash advances.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying value. Cash and cash equivalents consist of demand deposits and other highly liquid investments with an original term of three months or less.

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

MARKET RISK EXPOSURE - The Company manufactures its products in the United States and Canada. Sales of the Company's products are in the U.S. and Canada, as well as other foreign markets. The Company is potentially subject to foreign currency exchange rate risk relating to intercompany activity and balances, receipts from customers, and payments to suppliers in foreign currencies. Also, as discussed below, adjustments related to the translation of the Company's Canadian financial statements into U.S. dollars are included in current earnings. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company operates. However, minimal third party receivables and payables are denominated in foreign currency and, historically, foreign currency gains and losses related to intercompany activity and balances have not been significant. The Company does not consider the market risk exposure relating to currency exchange to be material.

The Company has financial instruments that are subject to interest rate risk, principally short-term investments. Historically, the Company has not experienced material gains or losses due to such interest rate changes. Based on the current holdings of short-term investments, the interest rate risk is not considered to be material.

NYSE:SPA                                                          [SPARTON LOGO]

INVENTORIES - Customer contracts are based upon forecasted quantities of product, manufactured for shipment over defined periods. Raw material inventories are purchased to fulfill these customer requirements. Within these arrangements, customer demand for products frequently change, sometimes creating excess and obsolete inventories. When it is determined that the Company's carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income and a valuation allowance is established for the difference between the carrying cost and the estimated realizable amount. Conversely, should the disposition of adjusted excess and obsolete inventories result in recoveries in excess of these reduced carrying values, the remaining portion of the valuation allowances are reversed and taken into income when such determinations are made. It is possible that the Company's financial position, results of operations and cash flows could be materially affected by changes to inventory valuation allowances for excess and obsolete inventories.

Inventories are valued at the lower of cost (first-in, first-out basis) or market and include costs related to long-term contracts as disclosed in Note 4. Inventories, other than contract costs, are principally raw materials and supplies. The following are the major classifications of inventory:

                                            2003            2002
                                            ----            ----
Raw materials                           $ 20,157,000    $23,353,000
Work in process and finished goods        11,652,000     18,577,000
                                        ------------    -----------
                                        $ 31,809,000    $41,930,000
                                        ============    ===========

WORK IN PROGRESS AND FINISHED GOODS INVENTORIES INCLUDE $1.1 AND $7.5 MILLION OF SONOBUOYS AT JUNE 30, 2003 AND 2002, RESPECTIVELY.

PROPERTY, PLANT, EQUIPMENT, AND DEPRECIATION - Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is provided over estimated useful lives on accelerated methods, except for certain buildings, machinery and equipment with aggregate historical costs at June 30, 2003, of approximately $10,288,000, which are being depreciated on the straight-line method. Estimated useful lives generally range from 5 to 50 years for buildings and improvements, 3 to 16 years for machinery and equipment and 3 to 5 years for test equipment. For tax purposes, accelerated depreciation methods with minimum lives are utilized.

LONG-LIVED ASSETS - The Company reviews long-lived assets with finite lives and that are not held for sale for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is determined by comparing the carrying value of the assets to their estimated future undiscounted cash flows. If it is determined that an impairment of a long-lived asset has occurred, a current charge to income is recognized.

DEFERRED INCOME TAXES - Deferred income taxes are based on enacted income tax rates in effect on the dates temporary differences between the financial reporting and tax bases of assets and liabilities reverse. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the enactment date. To the extent that available evidence about the future raises doubt about the realization of a deferred tax asset, a valuation allowance is established.

NEW ACCOUNTING STANDARDS - Effective July 1, 2002, the Company was required to adopt Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment of Long-Lived Assets" (SFAS No. 144), which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and provides a single accounting model for long-lived assets which are to be disposed of. The adoption of SFAS No. 121 did not have a material effect on the Company's consolidated results of operation or financial position.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148), which amends SFAS No. 123, "Accounting for Stock-Based Compensation." The amendment permits two additional transition methods for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures about the effects of stock-based compensation. SFAS No. 148 was effective for Sparton's fiscal year end June 30, 2003. SFAS No. 123, as amended by SFAS No. 148, permits companies to (i) recognize as expense the fair value of stock-based awards, or
(ii) continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations (APB
25), and provide pro forma net income and earnings per share disclosures for employee stock compensation as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company does not intend to effect a voluntary change in accounting to the fair value method at this time. The Company will continue to apply the provisions of APB 25 and provide the pro forma disclosures with respect to its stock-based compensation plans in accordance with the provisions of SFAS Nos. 123 and 148. Accordingly, it is not anticipated that the adoption of SFAS No. 148 will have a significant impact on the Company's future results of operation or financial position.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Adoption of FIN 45 did not have a material effect on the Company's consolidated results of operation or financial position.

In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities," which requires variable interest entities, previously referred to as special-purpose entities, or off-balance sheet structures, to be consolidated by a company if that company is subject to a majority of the risk of loss from the entity's activities or is entitled to receive a majority of the entity's returns or both. The Company does not expect this Interpretation to have a significant impact on its future results of operations or financial position, as variable interest entities were not used in transactions.

TREASURY STOCK - The Company records treasury stock purchases at cost. In recording the Company's treasury stock purchases, the excess of cost over par value is allocated to capital in excess of par value based on the per share amount of capital in excess of par value for all shares, with the difference charged to retained earnings. There was no treasury stock held at June 30, 2003.

STOCK OPTIONS - The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recognized as the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. The Company follows the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No.123, "Accounting for Stock-Based Compensation."

The following sets forth a reconciliation of net income and earnings per share information for the fiscal years ended June 30, 2003, 2002 and 2001, as if the Company had recognized compensation expense based on the fair value at the grant date for awards under the plan.

                                                                      2003         2002          2001
                                                                      ----         ----          ----
Net income, as reported                                            $8,992,272   $ 2,928,204   $1,301,037
Deduct: Total stock-based compensation expense determined under
  the fair value based method for all awards, net of tax effects      125,664        65,412       30,550
                                                                   ----------   -----------   ----------
  Pro forma net income                                             $8,866,608   $ 2,862,792   $1,270,487
                                                                   ==========   ===========   ==========

Pro forma earnings per share:
  Basic earnings per share - after stock dividend                  $     1.12   $      0.36   $     0.16
                                                                   ==========   ===========   ==========
  Diluted earnings per share - after stock dividend                $     1.10   $      0.36   $     0.16
                                                                   ==========   ===========   ==========

EARNINGS PER SHARE - Basic and diluted earnings per share were computed based on the following:

                                                                      2003         2002          2001
                                                                      ----         ----          ----
Basic - weighted average shares outstanding                         7,741,525    7,564,099     7,737,843
Weighted average shares outstanding with respect to
  5% common stock dividend declared January 10, 2003                  200,998      378,205       386,892
                                                                   ----------   ----------    ----------
                                                                    7,942,523    7,942,304     8,124,735
Effect of dilutive stock options                                       84,569       53,110        12,010
                                                                   ----------   ----------    ----------
    Weighted average diluted shares outstanding                     8,027,092    7,995,414    8,136,745
                                                                   ==========   ==========    ==========
Basic earnings per share - after stock dividend                    $     1.13   $     0.37    $     0.16
                                                                   ==========   ==========    ==========
Diluted earnings per share - after stock dividend                  $     1.12   $     0.37    $     0.16
                                                                   ==========   ==========    ==========

All average outstanding shares and per share information have been restated to reflect the impact of the 5% stock dividend declared in January 2003. For fiscal 2003 and 2001, options to purchase 3,150 and 137,025 shares of common stock were not included in the computation of diluted earnings per share because such option's exercise prices were greater than the average market price of the Company's common stock and, therefore, the effect would be antidilutive. All options were included for fiscal 2002.

RESEARCH AND DEVELOPMENT EXPENDITURES - Expenditures for research and development, with a focus on product development, not funded by customers, amounted to approximately $340,000 in fiscal 2003, $338,000 in fiscal 2002 and $785,000 in fiscal 2001. R&D costs are included in costs of goods sold. Substantially all of the Company's R&D costs are reimbursed.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS - For purposes of translating the financial statements of the Company's Canadian operations, the U.S. dollar is considered the functional currency. Related translation adjustments, along with gains and losses from foreign currency transactions, are included in current earnings and, in the aggregate, amounted to income (expense) of $440,000, $17,000 and $(243,000) for the years ended June 30, 2003, 2002 and 2001, respectively.

NYSE:SPA                                                          [SPARTON LOGO]

2. COMPREHENSIVE INCOME - Comprehensive income includes net income as well as unrealized gains and losses, net of tax, which are excluded from net income. They are, however, reflected as a direct charge or credit to shareowners' equity. Total comprehensive income (loss) is as follows for the years ended June 30:

                                                                       2003         2002          2001
                                                                       ----         ----          ----
Net income                                                          $8,992,000   $2,928,000    $ 1,301,000
Other comprehensive income, net of tax
    Net unrealized gains (losses) - investment securities owned        399,000       78,000         (2,000)
    Net unrealized gains (losses) - investment securities held by
     investee accounted for by the equity method (Note 3)              138,000     (525,000)    (2,457,000)
Plus: net reclassification adjustment for (gains) losses realized
    and reported in net income                                          (6,000)           -        110,000
                                                                    ----------   ----------    -----------
Comprehensive income (loss)                                         $9,523,000   $2,481,000    $(1,048,000)
                                                                    ==========   ==========    ===========

At June 30, 2003, shareowners' equity includes accumulated other comprehensive income (loss) of $471,000 and $(112,000), which relate to unrealized gains, net of tax, on investment securities owned and unrealized losses, net of tax, on investment securities held by an investee accounted for the by equity method, respectively. At June 30, 2002, these amounts were $78,000 and $(250,000) respectively.

3. INVESTMENT SECURITIES - Details of the investment securities, which are classified as available-for-sale, as of June 30, 2003 and 2002, are as follows:

                                                                      Gross
                                                Amortized Cost   Unrealized Gains   Estimated Fair Value
                                                --------------   ----------------   --------------------
June 30, 2003:
Debt securities:
  Corporate - primarily U.S.                     $  9,457,000      $    389,000         $  9,846,000
  U.S. government and federal agency                5,469,000           181,000            5,650,000
  State and municipal                               5,510,000           170,000            5,680,000
                                                 ------------      ------------         ------------
     Total debt securities                         20,436,000           740,000           21,176,000
Equity securities - primarily preferred stock       2,031,000             8,000            2,039,000
                                                 ------------      ------------         ------------
     Total investment securities                 $ 22,467,000      $    748,000         $ 23,215,000
                                                 ============      ============         ============

June 30, 2002:
Debt securities:
  Corporate - primarily U.S.                     $  5,136,000      $     53,000         $  5,189,000
  U.S. government and federal agency                2,268,000            37,000            2,305,000
  State and municipal                               3,817,000            32,000            3,849,000
                                                 ------------      ------------         ------------
     Total debt securities                         11,221,000           122,000           11,343,000
Equity securities - primarily preferred stock         186,000             1,000              187,000
                                                 ------------      ------------         ------------
     Total investment securities                 $ 11,407,000      $    123,000         $ 11,530,000
                                                 ============      ============         ============

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

The contractual maturities of debt securities as of June 30, 2003, are as follows:

                                                                       Years
                                       -------------------------------------------------------------------
                                         Within 1       1 to 5        5 to 10       Over 10       Total
----------------------------------------------------------------------------------------------------------
Debt securities
  Corporate - primarily U.S.           $ 1,539,000   $  6,431,000   $  1,876,000   $       -   $ 9,846,000
  U.S. government and federal agency       410,000      3,613,000      1,627,000           -     5,650,000
  State and municipal                      202,000      3,086,000      1,694,000     698,000     5,680,000
                                       -----------   ------------   ------------   ---------   -----------
     Total debt securities             $ 2,151,000   $ 13,130,000   $  5,197,000   $ 698,000   $21,176,000
                                       ===========   ============   ============   =========   ===========

For the years ended June 30, 2003 and 2002, the Company had purchases of investment securities totaling $13,817,000 and $10,307,000 and proceeds from investment securities sales totaling $2,576,000 and $75,000, respectively.

NYSE:SPA                                                          [SPARTON LOGO]

In June 1999, the Company purchased a 14% interest, 12% on a fully diluted basis, in Cybernet Systems Corporation (Cybernet) for $3,000,000. Cybernet is a privately owned developer of hardware, software, next-generation network computing, and robotics products. It is located in Ann Arbor, Michigan. At June 30, 2002, Sparton changed its method of accounting for its investment in Cybernet. The investment is accounted for under the equity method and is included in other assets on the balance sheets at June 30, 2003 and 2002. The Company believes that the equity method is more appropriate given Sparton's increasing involvement in Cybernet. The use of the cost method in the past was appropriate, but reflective of the more passive involvement at that time. The use of the equity method requires Sparton to record its share of Cybernet's income or loss in earnings ("Equity income (loss) in investment") in Sparton's income statement with a corresponding increase or decrease in the investment account ("Other assets") in Sparton's balance sheets. In addition, Sparton's share of unrealized gains (losses) on available-for-sale securities held by Cybernet, is carried in accumulated other comprehensive income (loss) within the shareowners' equity section of Sparton Corporation's balance sheets. The unrealized gains (losses) on available-for-sale securities reflect Cybernet's investment in Immersion Corporation, a publicly traded company. Effective June 30, 2002, the financial statements were retroactively adjusted to reflect Sparton's share of Cybernet's losses and accumulated other comprehensive income
(loss) for all years presented, as required by Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments In Common Stock."

4. LONG-TERM CONTRACTS - Government contracts allow for progress billings, against inventory purchased by the Company for government jobs, to be submitted for payment throughout the course of the job. Inventories include costs related to long-term contracts of approximately $11,268,000 and $23,622,000 at June 30, 2003 and 2002, respectively, reduced by progress billings to the U.S. government of approximately $8,317,000 and $6,275,000, respectively.

5. LEASE INFORMATION - The Company leases a substantial portion of its production machinery, data processing equipment, and other equipment. Such leases, some of which are noncancelable and in many cases include renewal options, expire at various dates. Generally, the Company is responsible for maintenance, insurance and taxes relating to these leased assets. Rent expense under agreements accounted for as operating leases was $4,756,000 in fiscal 2003, $4,348,000 in fiscal 2002, and $3,697,000 in fiscal 2001. At June 30,
2003, future minimum lease payments for all noncancelable operating leases totaled $5,766,000, and are payable as follows: 2004 - $3,295,000; 2005 -
$1,362,000; 2006 - $808,000; 2007 - $291,000; 2008 - $10,000.

6. STOCK OPTIONS - The Company has an incentive stock option plan under which 760,000 common shares are reserved for option grants to key employees and directors at the fair market value of the stock at the date of the grant. This plan, approved by shareowners in October 2001, amended and restated a previous plan approved in October 1999. Under the plan, the options generally become exercisable cumulatively, beginning one year after the date granted, in equal annual installments, and generally terminate five years after the date of grant. Under a previous plan, individual grants may have a stock appreciation rights feature whereby optionees can surrender up to one-half of their unexercised options to the extent then exercisable in exchange for cash or common shares equal to the difference between the then-current market value and the option prices for shares issuable upon surrender of such options. Information on options is as follows:

                                Shares Under Option       Price Range
                                -------------------       -----------
Outstanding at June 30, 2000         166,425          $3.5625 to $7.9563
   Granted                           145,950           3.9188 to  4.0375
   Exercised                               -                           -
   Cancelled                         (21,525)          4.0375 to  7.9563
                                    --------          ------------------
Outstanding at June 30, 2001         290,850           3.5625 to  7.9563
   Granted                           296,100           6.6595 to  8.2380
   Exercised                               -                           -
   Cancelled                        (119,175)          6.6595 to  7.9563
                                    --------          ------------------
Outstanding at June 30, 2002         467,775           3.5625 to  8.2380
   Granted                           134,650           7.9300 to  8.0750
   Exercised                          (3,750)          3.5625 to  4.0375
   Cancelled                         (53,737)          4.0375 to  6.6595
                                    --------          ------------------
Outstanding at June 30, 2003         544,938          $3.5625 to $8.2380
                                    ========          ==================

As of June 30, 2003, there were 142,013 shares under option outstanding at prices ranging from $3.5625 to $4.0375 and 402,925 shares under option outstanding at prices ranging from $6.6595 to $8.2380.

The per share weighted-average exercise price of options outstanding was $6.34, $5.78, and $5.68 at June 30, 2003, 2002, and 2001, respectively.
Weighted-average remaining contractual life of options outstanding at June 30, 2003, is approximately 3.4 years. At June 30, 2003, there were 191,691 options exercisable at the per share weighted-average exercise price of $5.41. Exercisable options and per share weighted-average exercise price were 78,619 and $4.97, and 139,125 and $7.50, for June 30, 2002 and 2001, respectively.
Remaining shares available for grant under the plan were 211,312 at June 30, 2003.

NYSE:SPA                                                          [SPARTON LOGO]

Under SFAS No. 123, fair value was estimated at the date of grant using the Black-Scholes option pricing model and the following weighted- average assumptions for the options:

                                2003    2002    2001
                                ----    ----    ----
Stock Options:
  Expected option life              4       4       4
  Expected volatility            35.0%   31.5%   36.7%
  Risk-free interest rate         3.2     5.0     5.5
  Dividend yield                  0.0     0.0     0.0

Weighted-average fair value    $ 2.63   $2.16   $1.53

7. EMPLOYEE BENEFIT PLANS

Pension Benefits

Prior to March 31, 2000, the Company maintained a contributory defined benefit pension plan covering certain salaried and hourly employees. Pension benefits were based on years of credited service. Additional benefits were available to contributory participants based upon their years of contributory service and compensation.

Effective April 1, 2000, the Company amended its defined benefit retirement plan to determine future benefits using a cash balance formula. On March 31, 2000, credited and contributory credited service under the plan's previous formula were frozen and the benefit amount changed to be based on the final 5 years' average compensation. Under the cash balance formula, each participant has an account which is credited yearly with 2% of their salary, as well as the interest earned on their previous year-end cash balance. In addition, a transition benefit was added to eliminate the shortfall in projected benefits that some eligible employees could experience. The Company's policy is to fund the plan based upon legal requirements and tax regulations.

The following weighted-average assumptions were used as of June 30:

                                  2003    2002
                                  ----    ----
Discount rate                     6.25%   7.25%
Expected return on plan assets    7.50    7.50
Rate of compensation increase     5.00    5.00

Net periodic pension expense (income) of $128,000, $(163,000) and $(686,000) was recognized in 2003, 2002 and 2001, respectively.

The components of net periodic pension expense (income) for each of the years were as follows:

                                             2003          2002           2001
                                             ----          ----           ----
Service cost                             $   476,000    $   483,000    $   440,000
Interest cost                                706,000        720,000        782,000
Expected return on plan assets            (1,138,000)    (1,144,000)    (1,486,000)
Amortization of prior service cost            85,000         74,000         74,000
Amortization of transition asset              (1,000)      (296,000)      (296,000)
Recognized net actuarial gain                      -              -       (200,000)
                                         -----------    -----------    -----------
Net periodic pension expense (income)    $   128,000    $  (163,000)   $  (686,000)
                                         ===========    ===========    ===========

The following tables summarize the changes in benefit obligations, plan assets and funding status of the plan at March 31:

                                                2003          2002
                                                ----          ----
Change in benefit obligations:
Benefit obligation at beginning of period    $10,765,000   $11,158,000
Service cost                                     476,000       483,000
Interest cost                                    706,000       720,000
Amendments                                       127,000             -
Actuarial (gains) losses                       1,057,000      (147,000)
Benefits paid                                 (1,557,000)   (1,449,000)
                                             -----------   -----------
Benefits obligation at end of period         $11,574,000   $10,765,000
                                             ===========   ===========

NYSE:SPA                                                          [SPARTON LOGO]

                                                              2003             2002
                                                              ----             ----
Change in plan assets:
Fair value of plan assets at beginning of period          $  16,291,000    $  16,302,000
Actual return on plan assets                                 (2,308,000)       1,438,000
Plan contributions                                                    -                -
Benefits paid                                                (1,557,000)      (1,449,000)
                                                          -------------    -------------
Fair value of plan assets at end of period                $  12,426,000    $  16,291,000
                                                          =============    =============

                                                              2003             2002
                                                              ----             ----
Plan assets in excess of projected benefits obligations   $     852,000    $   5,526,000
Unrecognized net actuarial losses                             4,556,000           53,000
Unrecognized transition asset                                         -           (1,000)
Unamortized prior service cost                                  768,000          726,000
                                                          -------------    -------------
Pension asset                                             $   6,176,000    $   6,304,000
                                                          =============    =============

Plan assets at June 30, 2003, consist principally of common stock (including 335,055 shares of the Company's common stock), corporate bonds and U.S. government obligations.

Defined Contribution Plan

Effective with the change in the defined benefit plan, the Company expanded an existing defined contribution plan to cover all U.S. based operating subsidiaries. Through December 31, 2001, the Company matched 50 percent of participants' basic contributions of up to 5 percent of their wages, with the matching contribution consisting of cash. As of January 1, 2002, the matching contribution was changed to be 50 percent of participants' basic contributions of up to 6 percent of their wages, with the matching cash contributions directed to be invested in Sparton Common Stock. During fiscal year 2003, 93,000 shares of Sparton Stock were purchased by the plan using employer contributions. As of June 30, 2003, 136,000 shares of Sparton Stock were held in the 401(K) plan. No employee contributions are allowed to be invested in Sparton Stock. Amounts expensed under the plan, or prior defined contribution plans, were approximately $773,000, $741,000 and $744,000 for the years ended June 30, 2003, 2002 and
2001, respectively.

8. INCOME TAXES - Significant components of the Company's deferred tax assets and liabilities at June 30, 2003 and 2002, are as follows:

                                                        2003            2002
                                                        ----            ----
Deferred tax assets:
  Environmental remediation                         $  2,700,000    $  2,853,000
  Canadian tax carryovers                              1,672,000       2,252,000
  Inventories                                          1,003,000       1,046,000
  Charitable contribution carryover                      249,000         545,000
  Equity investment                                      579,000         515,000
  Employment and compensation                            576,000         490,000
  Other                                                   60,000         420,000
  Alternative minimum tax (AMT) credit carryovers              -         174,000
                                                    ------------    ------------
    Total deferred tax assets                          6,839,000       8,295,000
  Less valuation allowances                           (1,399,000)     (2,797,000)
                                                    ------------    ------------
                                                       5,440,000       5,498,000
Deferred tax liabilities:

  Pension asset                                        2,223,000       2,269,000
  Property, plant and equipment                          989,000         962,000
  Unrealized foreign currency transaction gain           522,000               -
                                                    ------------    ------------
    Total deferred tax liabilities                     3,734,000       3,231,000
                                                    ------------    ------------
Net deferred tax assets                             $  1,706,000    $  2,267,000
                                                    ============    ============

Deferred taxes are included in the balance sheets at June 30, 2003 and 2002, as follows:

                                                        2003            2002
                                                        ----            ----
Prepaid expenses                                    $    660,000    $  1,968,000
Other assets                                           1,046,000         299,000
                                                    ------------    ------------
                                                    $  1,706,000    $  2,267,000
                                                    ============    ============

NYSE:SPA                                                          [SPARTON LOGO]

                                                                    2003          2002           2001
                                                                    ----          ----           ----
Income (loss) before income taxes consists of the following:
   United States                                               $  11,008,000   $ 4,308,000    $ 2,412,000
   Canada                                                          1,225,000      (240,000)      (267,000)
                                                               -------------   -----------    -----------
                                                               $  12,233,000   $ 4,068,000    $ 2,145,000
                                                               =============   ===========    ===========

                                                                   2003           2002           2001
                                                                   ----           ----           ----
The provision (credit) for income taxes consists of:
 Current:
   United States                                               $   2,919,000   $  (450,000)   $   738,000
   States and local                                                   71,000       (37,000)        97,000
                                                               -------------   -----------    -----------
                                                                   2,990,000      (487,000)       835,000
Deferred - United States                                             251,000     1,627,000          9,000
                                                               -------------   -----------    -----------
                                                               $   3,241,000   $ 1,140,000    $   844,000
                                                               =============   ===========    ===========

The consolidated effective tax rate differs from the statutory U.S. federal tax rate for the following reasons and by the following percentages:

                                                         2003    2002    2001
                                                         ----    ----    ----
Statutory U.S. federal tax rate                          34.0%   34.0%   34.0%
Significant increases (reductions) resulting from:
 Charitable contributions (net of valuation allowance)   (2.4)    5.2       -
 Canadian tax loss carryovers                            (1.9)    1.8     3.4
 Tax benefit of foreign sales                            (2.8)   (9.8)   (7.2)
 Foreign currency transactions/translation               (1.7)      -       -
 State and local income taxes                             0.6    (0.5)    2.4
 Imputed interest on intercompany advances
   to Canadian subsidiary                                   -       -     7.0
 Other                                                    0.7    (1.8)   (0.7)
                                                         ----    ----    ----
   Effective tax rate                                    26.5%   28.9%   38.9%
                                                         ====    ====    ====

During fiscal 2002, Sparton donated land and facilities, with a net book value of $598,000, to the City of Flora, Illinois. This property, which had an appraised value of $1,515,000, had been used in Sparton's discontinued automotive operations. The charitable contributions carryover is available to offset taxable income subject to limitations. Of the $1,515,000 available, $823,000 was utilized in Fiscal 2003. The remaining carryover expires in 2007. The related deferred tax benefit of $249,000 has been fully offset by a valuation allowance at June 30, 2003. The benefit will be recognized as the Company is able to deduct the carryover.

For Canadian income tax purposes, approximately $3,485,000 of noncapital losses and $847,000 of scientific research and experimental development expenditures are available at June 30, 2003, for carryover against income in future tax years. The scientific research and experimental development expenditures have an unlimited carryover period. The capital loss carryovers expire as follows:
$407,000 in 2004; $1,816,000 in 2006; $1,082,000 in 2007; $74,000 in 2008 and
$106,000 in 2009. In addition, unused investment tax credits of approximately $113,000 at June 30, 2003, are available for carryover against tax liabilities in future tax years. These carryover credits expire as follows: $38,000 in 2004; $2,000 in 2005; $42,000 in 2006 and $31,000 in 2007. For financial reporting purposes, a valuation allowance of $1,150,000 has been established for the tax effect of the full amount of the available Canadian carryovers after deducting a $522,000 Canadian deferred tax liability.

NYSE:SPA                                                          [SPARTON LOGO]

9. COMMITMENTS AND CONTINGENCIES - One of Sparton's former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been the subject of ongoing investigations conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). The investigation began in the early 1980s and involved a review of onsite and offsite environmental impacts.

In December 1999, the Company increased its accrual for the cost of addressing environmental impacts associated with its Coors Road facility by $10,000,000 pre-tax. This increase was in response to a Consent Decree settling lawsuits, as well as a related administrative enforcement action, and covered costs expected to be incurred over the next thirty years.

At June 30, 2003, Sparton has a remaining accrual of $7,500,000 as its estimate of the minimum future undiscounted financial liability with respect to this matter, of which $670,000 is classified as a current liability and included on the balance sheet in accrued liabilities. The Company's minimum cost estimate is based upon existing technology and excludes legal and related consulting costs. The Company's estimate includes equipment and operating costs for onsite and offsite pump and treat containment systems, a soil vapor extraction program and continued onsite and offsite monitoring. Legal and related consulting costs are expensed as incurred.

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

With the settlement, Sparton received cash and gained some degree of risk protection, with the DOE agreeing to reimburse future costs incurred above the established level. The financial impact of the settlement was recorded in the first quarter of fiscal 2003. Most of the settlement proceeds (approximately $5,500,000) were recorded as operating income. Included in current year charges against operating income related to the New Mexico environmental remediation effort, principally litigation, was $260,000. Charges of $840,000 and $1,820,000 were included in 2002 and 2001, respectively.

In 1995, Sparton Corporation and Sparton Technology, Inc. (STI) filed a Complaint in the Circuit Court of Cook County, Illinois, against Lumbermens Mutual Casualty Company and American Manufacturers Mutual Insurance Company demanding reimbursement of expenses incurred in connection with its remediation efforts at the Coors Road facility based on various primary and excess comprehensive general liability policies in effect between 1959 and 1975. In 1999, the Complaint was amended to add various other excess insurers, including certain London market insurers and Fireman's Fund Insurance Company. The case remains in pretrial activity.

In September 2002, Sparton Technology, Inc. (STI) filed an action in the U.S. District Court for the Eastern District of Michigan to recover certain unreimbursed costs incurred as a result of a manufacturing relationship with two entities, Util-Link, LLC (Util-Link) of Delaware and National Rural Telecommunications Cooperative (NRTC) of the District of Columbia. On or about October 21, 2002, the defendants filed a counterclaim seeking money damages, alleging that STI breached its duties in the manufacture of products for the defendants. The defendant Util-Link has asked for damages in the amount of $25,000,000 for lost profits. The defendant NRTC has asked for damages in the amount $20,000,000 for the loss of its investment in and loans to Util-Link. Sparton has not had an opportunity to fully assess the respective claims, but believes that the damages sought by NRTC are included in Util-Link's claim for damages and as such, are duplicative. Sparton believes the counterclaim to be without merit and intends to vigorously defend against it. This case is in the initial stages of discovery.

At this time, the Company is unable to predict the amount of recovery, if any, that may result from the pursuit of these two before-mentioned claims.

The Company has had no short-term debt outstanding since December 1996, and currently has unused informal lines of credit totaling $30 million through two banks.

NYSE:SPA                                                          [SPARTON LOGO]

10. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) - The following unaudited information shows selected items by quarter for the years ended June 30, 2003 and 2002, respectively:

                                 First Quarter    Second Quarter   Third Quarter   Fourth Quarter
                                 -------------    --------------   -------------   --------------
Net sales:
  2003                           $  36,767,907    $   43,279,295   $  40,841,367   $   48,972,718
  2002                              40,810,080        41,065,819      34,970,080       32,826,164
Gross profit:
  2003                           $   3,764,262    $    5,765,067   $   4,139,852   $    5,532,137
  2002                               4,727,915         3,816,872       3,728,731        5,124,824
Net income:
  2003                           $   3,577,835    $    2,178,433   $     670,530   $    2,565,474
  2002                                 786,810           549,814         534,234        1,057,346
Earnings per share - basic:
  2003                           $        0.47    $         0.27   $        0.08   $         0.31
  2002                                    0.10              0.07            0.07             0.13
Earnings per share - diluted:
  2003                           $        0.47    $         0.27   $        0.08   $         0.30
  2002                                    0.10              0.07            0.07             0.13

Net income increased in the fourth quarter of 2003 by $321,000 due to the lower effective tax rate of 26.5%. See Note 8 for a reconciliation of the statutory U.S. federal tax rate of 34% to the actual effective rate of 26.5%. The effective tax rate for the year was lower than estimated through the third quarter due to (1) higher than anticipated fourth quarter foreign sales, for which the Company receives a tax benefit and (2) the net foreign currency transaction and translation income, discussed below, for which no tax expense was recorded due to the tax net operating loss carryover position of the Company's Canadian subsidiary. Net income was increased in the fourth quarter of 2002 by $365,000 due to the lower effective tax rate of 28.9%.

Translation adjustments, along with gains and losses from foreign currency transactions, are included in current earnings and, in the aggregate, amounted to income (loss) of $506,000, $(58,000) and $(276,000) during the fourth quarter of the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

11. BUSINESS, GEOGRAPHIC, AND SALES CONCENTRATION - The Company operates in one business segment, electronic contract manufacturing services (EMS).

Sales to individual customers in excess of 10% were as follows:

Customer    2003    2002   2001
--------    ----    ----   ----
   A         16%     16%    20%
   B         11       *      *
   C          *       *     10

(*) denotes sales were below 10% of total.

Total direct sales on prime contracts to U.S. government agencies were $27,729,000 in fiscal 2003, $38,826,000 in fiscal 2002 and $27,997,000 in fiscal
2001.

The Company's net sales were made to customers in the following countries:

                                  2003           2002          2001
                                  ----           ----          ----
United States                 $136,252,000   $129,633,000   $167,407,000
Canada                          18,158,000      3,684,000      8,535,000
Other foreign countries (1)     15,451,000     16,355,000     11,678,000
                              ------------   ------------   ------------
  Consolidated total          $169,861,000   $149,672,000   $187,620,000
                              ============   ============   ============

(1) No single country accounted for 10% or more of export sales in the fiscal years ended 2003, 2002, or 2001.

Sales of anti-submarine warfare (ASW) devices and related engineering contract services for the years 2003-2001 contributed approximately 29%, 35%, and 18%, respectively, to total sales. Intercompany sales were not significant in any of these years.

Long-lived assets of the Company located outside of the United States are immaterial.

NYSE:SPA                                                          [SPARTON LOGO]

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In June of 2002, the Board of Directors, including members of the Audit Committee, met to review, among other matters, the accounting and auditing services provided to the Company. After reviewing the subject, it was suggested that as a matter of good corporate practice, the Company solicit proposals for accounting and auditing services for the fiscal year ending June 30, 2003. In October 2002, the Company commenced soliciting proposals from a number of firms, including Ernst & Young LLP.

The Company received a letter from the Company's auditors, Ernst & Young LLP, on November 19, 2002, indicating that they resigned as the Company's independent public accountants effective on that date.

The reports of Ernst & Young LLP on the Company's financial statements for the fiscal years ended June 30, 2001, and June 30, 2002, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of the Company's financial statements for each of the fiscal years ended June 30, 2001, and June 30, 2002, and in the subsequent interim period that ended September 30, 2002, there were no disagreements between the Company and Ernst & Young LLP on matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to such matter in its reports on the financial statements of the Company.

In connection with the audits of the Company's financial statements for each of the fiscal years ended June 30, 2001, and June 30, 2002, and in the subsequent interim period that ended September 30, 2002, there were no "reportable events" within the meaning of Item 304(a)(1)(v) of the Securities and Exchange Commission's Regulation S-K.

On November 21, 2002, the Company filed on Form 8-K, Item 4 Changes in Registrant's Certifying Accountant, reporting the resignation of its certifying accountant Ernst & Young LLP.

The Company's Board of Directors, upon the recommendation of the Audit Committee, engaged BDO Seidman, LLP as of December 20, 2002, as the Company's independent public accountants.

On December 20, 2002, the Company filed on Form 8-K, Item 4 Changes in Registrant's Certifying Accountant, reporting the selection of its new certifying accountant BDO Seidman, LLP.

ITEM 9(a). CONTROLS AND PROCEDURES - The Company maintains internal controls over financial reporting intended to provide reasonable assurance, at appropriate cost, that all material transactions are executed in accordance with Company authorization and are properly recorded and reported in the financial statements, and that assets are adequately safeguarded. The Company also maintains a system of disclosure controls and procedures to ensure that information required to be disclosed in Company reports, filed or submitted under the Securities Exchange Act of 1934, is properly reported in the Company's periodic and other reports.

As of June 30, 2003, an evaluation was updated by the Company's management, including the CEO and CFO, on the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures continue to be effective as of June 30, 2003. There have been no significant changes in the Company's internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - Information with respect to directors is included in the Proxy Statement under "Election of Directors" and is incorporated herein by reference. Information concerning the executive officers is included in Part I, Item 4.

ITEM 11. EXECUTIVE COMPENSATION - Information concerning executive compensation is included under "Compensation of Executive Officers" in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - Information on management and certain other beneficial ownership of the Company's common stock is included under "Outstanding Stock and Voting Rights" in the Proxy Statement and is incorporated herein by reference.

NYSE:SPA                                                          [SPARTON LOGO]

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Information as to certain relationships and related transactions is included under "Certain Relationships and Transactions" in the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES - Information with respect to principal accountant fees and services, as well as information regarding the Audit Committee's pre-approved policies and procedures regarding audit and other services, is included under "Relationship with Independent Auditors" in the Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report on Form 10-K

     1.   Financial Statements and Schedules
          The financial statements are set forth under Item 8 of this report on Form 10-K.

     2.   Financial Statement Schedule(s):
          Schedule II - Valuation and Qualifying Accounts (Consolidated)

          Reserves deducted from assets in the balance sheets:

Inventory Reserve Accounts, Years ended June 30 :            2003               2002             2001
                                                          ----------         ----------       ----------
Balance at beginning of period                            $2,874,000         $4,573,000       $4,540,000
Charged to costs and expenses                              1,445,000          1,873,000        1,859,000
Deductions (*)                                            (1,403,000)        (3,572,000)      (1,826,000)
                                                          ----------         ----------       ----------
 Balance at end of period                                 $2,916,000         $2,874,000       $4,573,000
                                                          ==========         ==========       ==========

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

(b)  Report(s) on Form 8-K

               - On May 6, 2003, the Company filed on Form 8-K, Item 5, Other Events; reporting that the Company issued a press release announcing the financial results of the third quarter and nine months ended March 31, 2003.

               - On May 9, 2003, the Company filed on Form 8-K/A, Item 9, Regulation FD Disclosure; amending the Form 8-K filed on May 6, 2003, which reported that the Company issued a press release announcing the financial results of the third quarter and nine months ended March 31, 2003, under Item 5. This information should have been filed under Item 12, "Results of Operations and Financial Condition." Accordingly, the Form 8-K was amended and restated.

NYSE:SPA                                                          [SPARTON LOGO]

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 29, 2003
                                    SPARTON CORPORATION

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

                  Signature and Title                                                          Date
                  -------------------                                                          ----
By /s/ BRADLEY O. SMITH                                                                   August 29, 2003
--------------------------------------------------------------------------------------
   Bradley O. Smith, Chairman of the Board of Directors

By /s/ DAVID W. HOCKENBROCHT                                                              August 29, 2003
--------------------------------------------------------------------------------------
   David W. Hockenbrocht, Chief Executive Officer, President and Director

By /s/ RICHARD L. LANGLEY                                                                 August 29, 2003
--------------------------------------------------------------------------------------
   Richard L. Langley, Chief Financial Officer, Vice President, Treasurer and Director

By /s/ JAMES N. DEBOER                                                                    August 29, 2003
--------------------------------------------------------------------------------------
   James N. DeBoer, Director

By /s/ JAMES D. FAST                                                                      August 29, 2003
--------------------------------------------------------------------------------------
   James D. Fast, Director

By /s/ DR. RICHARD J. JOHNS                                                               August 29, 2003
--------------------------------------------------------------------------------------
   Dr. Richard J. Johns, Director

By /s/ DAVID P. MOLFENTER                                                                 August 29, 2003
--------------------------------------------------------------------------------------
   David P. Molfenter, Director

By /s/ WILLIAM I. NOECKER                                                                 August 29, 2003
--------------------------------------------------------------------------------------
   William I. Noecker, Director

By /s/ W. PETER SLUSSER                                                                   August 29, 2003
--------------------------------------------------------------------------------------
   W. Peter Slusser, Director

NYSE:SPA                                                          [SPARTON LOGO]

                                  EXHIBIT INDEX

3 and 4 Amended Articles of Incorporation of the Registrant were filed with Form 10-Q for the three-month period ended September 30, 2002, and are incorporated herein by reference.

          Amended Bylaws of the Registrant were filed with Form 10-Q for the three-month period ended December 31, 2000, and are incorporated herein by reference.

          Amended Code of Regulations of the Registrant were filed with Form 10-Q for the three-month period ended September 30, 1982, and are incorporated herein by reference.

22        Subsidiaries (filed herewith and attached).

23        Consent of independent auditors (filed herewith and attached).

31.1 Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1      Chief Executive Officer certification pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2      Chief Financial Officer certification pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NYSE:SPA                                                          [SPARTON LOGO]