Form 10-Q
period 2003-09-30
SPARTON CORP
filed 2003-11-05
CIK 92679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE PERIOD ENDED — September 30, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD From                           to

Commission File number 1-1000

SPARTON CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Ohio
(State or Other Jurisdiction of Incorporation or Organization)

38-1054690
(I.R.S. Employer Identification No.)

2400 East Ganson Street, Jackson, Michigan 49202
(Address of Principal Executive Offices, Zip Code)

(517) 787- 8600
(Registrant’s Telephone Number, Including Area Code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act.). Yes     No X

Common Stock, $1.25 Par Value — 7,947,608 shares outstanding as of October 31, 2003.

SPARTON CORPORATION AND SUBSIDIARIES

INDEX

Part I. Financial Information

Part II. Other Information

Item 1.	Legal Proceedings	13

Item 6.	Exhibits and Reports on Form 8-K	14

	Signatures	15

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
September 30 and June 30, 2003

	September	June
Assets

Current assets:

Cash and cash equivalents	$13,368,808	$10,562,222

Investment securities	23,490,651	23,214,783

Accounts receivable:

Trade	19,802,031	28,236,904

EPA settlement	—	1,000,000

Income taxes recoverable	616,557	—

Inventories and costs on contracts in progress, less progress payments of $7,092,000 at September 30 ($8,317,000 at June 30)	35,347,263	31,809,088
Prepaid expenses	949,577	1,174,618

Total Current assets	93,574,887	95,997,615

Pension asset	6,144,077	6,176,085

Other assets	5,733,747	5,583,577

Property, plant and equipment, net	8,234,858	8,256,593

Total Assets	$113,687,569	$116,013,870

Liabilities and Shareowners’ Equity

Current liabilities:

Account payable	$9,731,653	$8,893,348

Salaries and wages	3,959,158	3,879,947

Accrued liabilities	4,125,783	4,532,795

Income taxes payable	—	709,443

Total Current liabilities	17,816,594	18,015,533

Environmental remediation	6,754,473	6,830,131

Shareowners’ equity:

Preferred stock, no par value; 200,000 shares authorized, none outstanding	—	—

Common stock, $1.25 par value; 15,000,000 shares authorized, 7,947,608 and 7,943,671 shares outstanding at September 30 and June 30, respectively	9,934,510	9,929,589

Capital in excess of par value	3,025,752	3,015,989

Accumulated other comprehensive income	473,587	359,486

Retained earnings	75,682,653	77,863,142

Total Shareowners’ equity	89,116,502	91,168,206

Total Liabilities and Shareowners’ equity	$113,687,569	$116,013,870

See accompanying notes.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
For the Three-Month Periods ended September 30, 2003 and 2002

	2003	2002
Net sales	$36,424,801	$36,767,907

Costs of goods sold	35,990,843	33,003,645

	433,958	3,764,262

Selling and administrative (income) expenses:

Selling and administrative	3,759,004	3,524,214

EPA related — net	74,000	(5,347,000)

	3,833,004	(1,822,786)

Operating income (loss)	(3,399,046)	5,587,048

Other income (expenses):

Interest and investment income	230,542	117,297

Equity income (loss) in investment	21,000	(39,000)

Other — net	(58,985)	14,490

	192,557	92,787

Income (loss) before income taxes	(3,206,489)	5,679,835

Provision (credit) for income taxes	(1,026,000)	2,102,000

Net income (loss)	$(2,180,489)	$3,577,835

Basic and diluted earnings (loss) per share	$(0.27)	$0.47

See accompanying notes.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three-Month Periods ended September 30, 2003 and 2002

	2003	2002
Cash flows provided (used) by Operating Activities:

Net income (loss)	$(2,180,489)	$3,577,835

Add (deduct) noncash items affecting operations:

Depreciation, amortization and accretion	365,273	363,426

EPA settlement	1,000,000	(5,500,000)

Change in pension asset	32,008	14,778

Loss on sale of investments	13,880	18,995

Equity (gain) loss in investment	(21,000)	39,000

Other	54,050	35,654

Add (deduct) changes in operating assets and liabilities:

Accounts receivable	8,434,873	(1,641,465)

Income taxes recoverable	(616,557)	1,055,965

Inventories and prepaid expenses	(3,313,134)	2,179,749

Accounts payable, salaries and wages, accrued liabilities and income taxes	(274,597)	1,146,454

	3,494,307	1,290,391

Cash flows provided (used) by Investing Activities:

Purchases of investment securities	(908,720)	(3,033,817)

Proceeds from sale of investment securities	400,000	450,339

Purchases of property, plant and equipment — net	(343,538)	(374,230)

Other, principally noncurrent other assets	149,852	273,632

	(702,406)	(2,684,076)

Cash flows provided by Financing Activities:

Proceeds from exercise of stock options	14,685	15,312

Increase (decrease) in cash and cash equivalents	2,806,586	(1,378,373)

Cash and cash equivalents at beginning of period	10,562,222	8,687,873

Cash and cash equivalents at end of period	$13,368,808	$7,309,500

Supplemental disclosures of cash paid (refunded) during the period:

Income taxes — net	$300,000	$(693,000)

See accompanying notes.

SPARTON CORPORATION & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1. ACCOUNTING POLICIES

The following is a summary of the Company’s accounting policies not discussed elsewhere within this report.

Basis of presentation — The accompanying unaudited Condensed Consolidated Financial Statements of Sparton Corporation and all active subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete annual financial statements. All significant intercompany transactions and accounts have been eliminated. The Condensed Consolidated Balance Sheet at September 30, 2003, and the related Condensed Consolidated Statements of Operations for the three-month periods ended September 30, 2003 and 2002, and cash flows for the three-month periods ended September 30, 2003 and 2002, are unaudited, but include all adjustments (consisting of normal recurring accruals) which the Company considers necessary for a fair presentation of such financial statements. Operating results for the three-month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2004.

The balance sheet at June 30, 2003, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

Operations — The Company’s operations are in one line of business, electronic contract manufacturing services (EMS). Products and services include complete “Box Build” products for Original Equipment Manufacturers, microprocessor-based systems, transducers, printed circuit boards and assemblies, sensors and electromechanical devices for the telecommunications, medical/scientific instrumentation, electronics, aerospace, and other industries. The Company also develops and manufactures sonobuoys, anti-submarine warfare (ASW) devices, used by the U.S. Navy and other free-world countries.

Use of estimates — Accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the disclosure of assets and liabilities and the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue recognition — The Company’s net sales are comprised primarily of product sales, with supplementary revenues earned from engineering and design services. Standard contract terms are FOB shipping point. Revenue from product sales is generally recognized upon shipment of the goods; service revenue is recognized as the service is performed or under the percentage of completion method, depending on the nature of the arrangement. Long-term contracts relate principally to government defense contracts. These contracts are accounted for based on completed units accepted and their estimated average contract cost per unit. Development contracts are accounted for based on percentage of completion. Costs and fees billed under cost-reimbursement-type contracts are recorded as sales. A provision for the entire amount of a loss on a contract is charged to operations as soon as the loss is determinable. Shipping and handling costs are included in costs of goods sold.

Market risk exposure — The Company manufactures its products in the United States and Canada. Sales of the Company’s products are in the U.S. and Canada, as well as other foreign markets. The Company is potentially subject to foreign currency exchange rate risk relating to intercompany activity and balances, receipts from customers, and payments to suppliers in foreign currencies. Also, adjustments related to the translation of the Company’s Canadian financial statements into U.S. dollars are included in current earnings. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company operates. However, minimal third party receivables and payables are denominated in foreign currency and, historically, foreign currency gains and losses have not been significant. The Company does not consider the market risk exposure relating to currency exchange to be material.

The Company has financial instruments that are subject to interest rate risk, principally short-term investments. Historically, the Company has not experienced material gains or losses due to such interest rate changes. Based on the current holdings of short-term investments, the interest rate risk is not considered to be material.

Stock options — The Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recognized as the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant. The Company follows the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”

At September 30, 2003, the per share weighted-average exercise price of options outstanding was $6.35. The weighted-average remaining contractual life of those options was approximately 3 years. At September 30, 2003, there were 240,040 options exercisable at the weighted-average per share price of $5.77. Remaining shares available for grant under the plan were 211,312 at September 30, 2003.

The following sets forth a reconciliation of net income (loss) and earnings (loss) per share information for the three months ended September 30, 2003 and 2002, as if the Company had recognized compensation expense based on the fair value at the grant date for awards under the plan.

	2003	2002
Net income (loss), as reported	$(2,180,489)	$3,577,835

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of tax effects	47,880	43,313

Pro forma net income (loss)	$(2,228,369)	$3,534,522

Pro forma earnings (loss) per share:

Basic earnings (loss) per share — after January 2003 stock dividend	$(0.28)	$0.45

Diluted earnings (loss) per share — after January 2003 stock dividend	$(0.28)	$0.44

2. INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out basis) or market and include costs related to long-term contracts. Inventories, other than contract costs, are principally raw materials and supplies. The following are the major classifications of inventory:

	September 30, 2003	June 30, 2003
Raw materials	$16,139,000	$20,157,000

Work in process and finished goods	19,208,000	11,652,000

	$35,347,000	$31,809,000

Work in progress and finished goods inventories include $3.0 and $1.1 million of completed, but not yet accepted, sonobuoys at September 30, 2003 and June 30, 2003, respectively.

3. EARNINGS PER SHARE

All share and per share information for 2002 have been adjusted to reflect the impact of the 5% stock dividend declared in January 2003. For the three months ended September 30, 2002, the exercise price for all stock options granted was less than the average market price of the Company’s common stock and therefore, they were included in the computation for weighted average diluted shares outstanding. Stock options were not considered in the September 30, 2003, calculation as the effect would be anti-dilutive due to the current period loss. Basic and diluted earnings (loss) per share were computed on the following:

	2003	2002
Basic — weighted average shares outstanding	7,946,495	7,941,260

Effect of dilutive stock options	—	179,097

Weighted average diluted shares outstanding	7,946,495	8,120,357

Basic earnings (loss) per share	$(0.27)	$0.45

Diluted earnings (loss) per share	$(0.27)	$0.44

On October 21, 2003, Sparton’s Board of Directors approved a 5% stock dividend. Eligible shareowners of record on November 21, 2003, will receive the stock dividend. The dividend distribution or payment date was established as December 19, 2003. Cash will be paid in lieu of fractional shares of stock. This is a continuation of a process the Company began last fiscal year. The effect of this stock dividend will be reflected in the Company’s shareowners’ equity in the quarter ending December 31, 2003. Per share data will also be restated for all periods presented to give effect to the stock dividend beginning in that quarter.

Pro forma earnings (loss) per share after October 2003 stock dividend:

	2003	2002
Weighted average diluted shares outstanding	7,946,495	8,120,357

Effect of 5% stock dividend	397,325	406,018

Weighted average diluted shares outstanding	8,343,820	8,526,375

Diluted earnings (loss) per share	$(0.26)	$0.42

4. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) as well as unrealized gains and losses, net of tax, which are excluded from net income. They are, however, reflected as a direct charge or credit to shareowners’ equity. Total comprehensive income (loss) is as follows for the three months ended September 30:

	2003	2002
Net income (loss)	$(2,180,000)	$3,578,000

Other comprehensive income (loss), net of tax

Net unrealized gains (losses) — investment securities owned	(103,000)	199,000

Net unrealized gains — investment securities held by investee accounted for by the equity method	218,000	214,000

Comprehensive income (loss)	$(2,065,000)	$3,991,000

At September 30, 2003, shareowners’ equity includes accumulated other comprehensive income of $368,000 and $106,000, which relate to unrealized gains, net of tax, on investment securities owned and investment securities held by an investee accounted for by the equity method, respectively. At June 30, 2003, these amounts were $471,000 and $(112,000) respectively.

5. INVESTMENT SECURITIES

The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying value. Cash and cash equivalents consist of demand deposits and other highly liquid investments with an original term of three months or less.

Investments in debt securities that are not cash equivalents and marketable equity securities have been designated as available for sale. Those securities are reported at fair value, with net unrealized gains and losses included in accumulated other comprehensive income, net of applicable taxes. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses on investments are determined using the specific identification method. The Company’s investment in Cybernet Systems Corporation is accounted for under the equity method.

Cash and cash equivalents consist of demand deposits and other highly liquid investments. The investment portfolio has various maturity dates up to 25 years. A daily market exists for all investment securities. The Company believes that the impact of fluctuations in interest rates on its investment portfolio should not have a material impact on financial position or results of operations. It is the Company’s intention to use these investment securities to provide working capital and fund the expansion of its business and for other business purposes.

At September 30, 2003, the Company had net unrealized gains of $584,000. At that date, the net after-tax effect of these gains was $368,000, which amount is included in accumulated other comprehensive income within shareowners’ equity. For the three months ended September 30, 2003 and 2002, purchases of investments totaled $909,000 and $3,034,000, and sales of investment securities totaled $400,000 and $450,000, respectively.

Sparton owns a 14% interest in Cybernet, which was purchased for $3,000,000 in June 1999. This investment, which amounted to $1,778,000 and $1,490,000 at September 30, 2003 and 2002, respectively, is accounted for under the equity method and is included in other assets on the condensed consolidated balance sheet. Sparton’s share of unrealized gains (losses) on available-for-sale securities held by Cybernet is carried in accumulated other comprehensive income (loss) within the Shareowners’ Equity section of Sparton’s balance sheet.

The contractual maturities of debt securities, and total equity securities, as of September 30, 2003, are as follows:

	Years

	Within 1	1 to 5	5 to 10	Over 10	Total

Debt securities:

Corporate — primarily U.S	$1,224,000	$6,923,000	$1,882,000	$—	$10,029,000

U.S. government and federal agency	407,000	3,575,000	1,592,000	—	5,574,000

State and municipal	101,000	3,079,000	1,677,000	694,000	5,551,000

Total debt securities	1,732,000	13,577,000	5,151,000	694,000	21,154,000

Equity securities — primarily preferred stock	—	—	—	—	2,337,000

Total investment securities	$1,732,000	$13,577,000	$5,151,000	$694,000	$23,491,000

6. COMMITMENTS AND CONTINGENCIES

One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been involved with ongoing environmental remediation since the early 1980’s.

At September 30, 2003, Sparton has a remaining accrual of $7,397,000 as its estimate of the minimum future undiscounted financial liability with respect to this matter, of which $643,000 is classified as a current liability and included on the balance sheet in accrued liabilities. The Company’s minimum cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment and operating costs for onsite and offsite pump and treat containment systems, a soil vapor extraction program and continued onsite and offsite monitoring.

During the first quarter of fiscal 2003, Sparton reached an agreement with the United States Department of Energy (DOE) and others to recover certain remediation costs. Under the settlement terms, Sparton received $4,850,000 from the DOE and others in fiscal 2003, plus an additional $1,000,000, which was received during the first quarter of fiscal 2004. In addition, the DOE has agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8,400,000 incurred at the site. The settlement concluded a very lengthy negotiation process and two court actions, one in the Federal Court of Claims and one in the Federal District Court in Albuquerque, New Mexico. With the settlement, Sparton received cash and gained some degree of risk protection, with the DOE agreeing to reimburse future costs incurred above the established level. The financial impact of the settlement was recorded in the first quarter of fiscal 2003 with $5,500,000 recorded as income.

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

Amounts charged to operations, principally legal and consulting, for the three months ended September 30, 2003 and 2002 were $74,000 and $153,000, respectively. These costs were generally incurred in pursuit of various claims for reimbursement/recovery.

SPARTON CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant events affecting the Company’s earnings and financial condition during the periods included in the accompanying financial statements. The Company’s operations are in one line of business, electronic contract manufacturing services (EMS). This includes the design, development and/or manufacture of electronic parts and assemblies for both government and commercial customers worldwide. Governmental sales are mainly sonobuoys. Commercial customers are in general industrial markets, as well as the regulated aerospace and medical markets.

The Private Securities Litigation Reform Act of 1995 reflects Congress’ determination that the disclosures of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by corporate management. The following discussion about the Company’s results of operations and financial condition contains forward-looking statements that involve risk and uncertainty. The Company notes that a variety of factors could cause the actual results and experience to differ materially from anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, growth forecasts and results of the Company’s business include, but are not limited to, timing and fluctuations in U.S. and/or world economies, customer demand for products, competition in the overall EMS business, availability of production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation. An additional risk factor is the availability and cost of materials. The Company has encountered availability and extended lead time issues on some electronic components in the past, which have resulted in higher prices and late deliveries. Finally, the timing of sonobuoy sales is dependent upon access to, and successful passage of, product tests performed by the U.S. Navy. Reduced governmental budgets have made access to the test range less predictable and frequent than in the past. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.

RESULTS OF OPERATIONS

Sales for the three-month period ended September 30, 2003, totaled $36,425,000, comparable with fiscal 2003. Overall, sales were below the Company’s expectations, but do reflect the continued depressed economic environment. A modest decline in government EMS sales to $10,300,000 was offset by an increase in other markets. Sales included $9,025,000, $12,087,000 and $5,013,000 of industrial, aerospace and medical/scientific instrumentation sales, respectively. Sales in these areas in fiscal 2003 were $10,456,000, $10,449,000, and $5,034,000, respectively. Government sales declined slightly from last year, in part due to very limited access to the test range. In addition, the Company has encountered technical difficulties in the production of one of its current sonobuoy contracts which has resulted in minimal margin and further depressed sales. Also, two additional sonobuoy contracts encountered difficulties. Increased cost to complete estimates on these two sonobuoys further reduced operating margin by $518,000. Sonobuoy sales are subject to the passage of testing. During the first quarter of 2004, the testing facility was unavailable until mid-September. In late September eight lots were tested. Two sonobuoy lots passed and four failed testing, but were later accepted. However, two other lots, with sales totaling $2.3 million, failed and require rework. These lots will be shipped and the associated sales recognized in future periods.

An operating loss of $3,399,000 versus an operating profit of $5,587,000 was reported for the three months ended September 30, 2003, and 2002, respectively. The current period results include several start-up contracts which had negative or minimal gross margins. While improvements have been made on these contracts, sales of $5,533,000 resulted in a gross margin of only $115,000. In addition, a redesign effort on an existing product line resulted in a charge to operations of $496,000. This effort is projected to be completed by December 2003. Given the on-going reduced level of sales, the Company continues to experience underutilized capacity. Selling and administrative expenses as a percentage of sales increased slightly from last year, 10.3% in 2003 and 9.6% in 2002. Most of this increase was due to higher bid and proposal and development activities, primarily related to government contracts, which further reduced current earnings. Included in 2003 operating income was a $5,500,000 ($3,630,000 net of tax) recovery of certain remediation costs. It reflects Sparton’s settlement with the DOE and others regarding reimbursement of costs incurred at the Company’s Sparton Technology Coors Road facility. Also included were charges related to the New Mexico environmental remediation effort, principally litigation, of $74,000 in 2003 and $153,000 in 2002.

Interest and Investment Income increased $113,000 to $231,000 in 2003, due to increased available funds for investment. Other Expense-Net in 2003 was $59,000 versus Other Income-Net of $14,000 in 2002. Other Expense-Net in 2003 includes $60,000 of adjustments for Sparton’s previously owned automotive segment.

The Company reported a loss of $2,180,000 ($0.27 per share) for the three months ended September 30, 2003, versus net income of $3,578,000 ($0.47 per share) for the corresponding period last year.

LIQUIDITY AND CAPITAL RESOURCES

For the three-month period ended September 30, 2003, Cash and Cash Equivalents increased $2,807,000 to $13,369,000. Overall, Cash and Investments increased by $3,082,000 from June 30, 2003. Operating activities provided $3,494,000 in net cash flows. The primary source of cash was a decrease in accounts receivable, reflective of receipt of payment for the large volume of sales recognized in June 2003. The primary use of cash was an increase in inventories. A portion of this increase in inventories is reflective of delayed customer delivery schedules. An additional inventory increase reflects material for new customer contracts. Cash provided by operating activities in 2002 was less than net income because the $5.8 million related to the environmental settlement with the DOE and others had not been received as of September 30, 2002. Cash flows used by investing activities totaled $702,000, principally for the purchase of investment securities. Cash flow provided by financing activities totaled $15,000 from stock options exercised.

The Company’s market risk exposure to foreign currency exchange and interest rates are not considered to be material, principally due to their short term nature and minimal receivables and payables designated in foreign currency.

At September 30, 2003, and June 30, 2002, the aggregate government EMS backlog was approximately $45 million and $51 million, respectively. A majority of the September 30, 2003, backlog is expected to be realized in the next 8-10 months. Commercial EMS orders are not included in the backlog. The Company does not believe the amount of commercial activity covered by firm purchase orders is a meaningful measure of future sales, as such orders may be rescheduled or cancelled without significant penalty.

The Company has had no short-term debt since December 1996, and currently has an unused informal line of credit totaling $20 million from one bank.

Sparton is continuing to pursue a joint venture operation in Vietnam with Texatronics, our Alliance Partner in Richardson, Texas. Meetings have been held with architects and contractors to investigate the type and design of the building. The actual joint venture continues in a discussion phase. If an agreement is finalized, the new joint venture will carry the name Spartronics. The Company is also exploring the possible purchase of a new facility in the Albuquerque, New Mexico area to replace an existing facility, as well as identifying and evaluating potential acquisition candidates in both the defense and medical markets.

No cash dividends were declared in either period presented. At September 30, 2003, the Company had $89,117,000 in recorded shareowners’ equity ($11.21 per share), $75,758,000 in working capital, and a 5.25:1.00 working capital ratio.

OTHER

LITIGATION

One of Sparton’s facilities, located in Albuquerque, New Mexico, has been the subject of ongoing investigations conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). The investigation began in the early 1980’s and involved a review of onsite and offsite environmental impacts.

At September 30, 2003, Sparton has an accrual of $7,397,000 as its estimate of the future undiscounted minimum financial liability with respect to this matter. The Company’s cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment and operating costs for onsite and offsite operations and is based on existing methodology. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. It is possible that cash flows and results of operations could be affected by the impact of the ultimate resolution of this contingency.

In 1995, Sparton Corporation and Sparton Technology, Inc. (STI) filed a Complaint in the Circuit Court of Cook County, Illinois, against Lumbermens Mutual Casualty Company and American Manufacturers Mutual Insurance Company demanding reimbursement of expenses incurred in connection with its remediation efforts at the Coors Road facility based on various primary and excess comprehensive general liability policies in effect between 1959 and 1975. In 1999, the Complaint was amended to add various other excess insurers, including certain London market insurers and Fireman’s Fund Insurance Company. The case remains in pretrial activity.

In September 2002, STI filed an action in the U.S. District Court for the Eastern District of Michigan to recover certain unreimbursed costs incurred as a result of a manufacturing relationship with two entities, Util-Link, LLC (Util-Link) of Delaware and National Rural Telecommunications Cooperative (NRTC) of the District of Columbia. On or about October 21, 2002, the defendants filed a counterclaim seeking money damages, alleging that STI breached its duties in the manufacture of products for the defendants. The defendant Util-Link has asked for damages in the amount of $25,000,000 for lost profits. The defendant NRTC has asked for damages in the amount $20,000,000 for the loss of its investment in and loans to Util-Link. Sparton believes that the damages sought by NRTC are included in Util-Link’s claim for damages and as such, are duplicative. Sparton also believes the counterclaim to be without merit and intends to vigorously defend against it. This case is in the initial stages of discovery.

At this time, the Company is unable to predict the amount of recovery, if any, that may result from the pursuit of these two before-mentioned claims.

Item 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK EXPOSURE

The Company manufactures its products in the United States and Canada. Sales of the Company’s products are made in the U.S. and Canada, as well as other foreign markets. The Company is potentially subject to foreign currency exchange rate risk relating to intercompany activity and balances and to receipts from customers and payments to suppliers in foreign currencies. Also, adjustments related to the translation of the Company’s Canadian financial statements into U.S. dollars are included in current earnings. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company operates. However, minimal third party receivables and payables are denominated in foreign currency and, historically, foreign currency gains and losses have not been significant. The Company does not consider the market risk exposure relating to currency exchange to be material.

The Company has financial instruments that are subject to interest rate risk, principally short-term investments. Historically, the Company has not experienced material gains or losses due to such interest rate changes. Based on the current holdings of short-term investments, the interest rate risk is not considered to be material.

Item 4. CONTROLS AND PROCEDURES

The Company maintains internal controls over financial reporting intended to provide reasonable assurance, at appropriate cost, that all material transactions are executed in accordance with Company authorization and are properly recorded and reported in the financial statements, and that assets are adequately safeguarded. The Company also maintains a system of disclosure controls and procedures to ensure that information required to be disclosed in Company reports, filed or submitted under the Securities Exchange Act of 1934, is properly reported in the Company’s periodic and other reports.

As of September 30, 2003, an evaluation was updated by the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures continue to be effective as of September 30, 2003. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been involved with ongoing environmental remediation since the early 1980’s.

In December 1999, the Company increased its accrual for the cost of addressing environmental impacts associated with its Coors Road facility by $10,000,000 pre-tax. This increase was in response to a Consent Decree settling lawsuits, as well as a related administrative enforcement action, and covered costs expected to be incurred over the next thirty years.

At September 30, 2003, Sparton has a remaining accrual of $7,397,000 as its estimate of the minimum future undiscounted financial liability with respect to this matter, of which $643,000 is classified as a current liability and included on the balance sheet in accrued liabilities. The Company’s minimum cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment and operating costs for onsite and offsite pump and treat containment systems, a soil vapor extraction program and continued onsite and offsite monitoring.

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

During the first quarter of fiscal 2003, Sparton reached an agreement with the United States Department of Energy (DOE) and others to recover certain remediation costs. Under the settlement terms, Sparton received $4,850,000 from the DOE and others in fiscal 2003, plus an additional $1,000,000, which was received during the first quarter of fiscal 2004. In addition, the DOE has agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8,400,000 incurred at the site. The settlement concluded a very lengthy negotiation process and two court actions, one in the Federal Court of Claims and one in the Federal District Court in Albuquerque, New Mexico. With the settlement, Sparton received cash and gained some degree of risk protection, with the DOE agreeing to reimburse future costs incurred above the established level. The financial impact of the settlement was recorded in the first quarter of fiscal 2003 with $5,500,000 recorded as operating income.

In 1995, Sparton Corporation and Sparton Technology, Inc. (STI) filed a Complaint in the Circuit Court of Cook County, Illinois, against Lumbermens Mutual Casualty Company and American Manufacturers Mutual Insurance Company demanding reimbursement of expenses incurred in connection with its remediation efforts at the Coors Road facility based on various primary and excess comprehensive general liability policies in effect between 1959 and 1975. In 1999, the Complaint was amended to add various other excess insurers, including certain London market insurers and Fireman’s Fund Insurance Company. The case remains in pretrial activity.

In September 2002, Sparton Technology, Inc. (STI) filed an action in the U.S. District Court for the Eastern District of Michigan to recover certain unreimbursed costs incurred as a result of a manufacturing relationship with two entities, Util-Link, LLC (Util-Link) of Delaware and National Rural Telecommunications Cooperative (NRTC) of the District of Columbia. On or about October 21, 2002, the defendants filed a counterclaim seeking money damages, alleging that STI breached its duties in the manufacture of products for the defendants. The defendant Util-Link has asked for damages in the amount of $25,000,000 for lost profits. The defendant NRTC has asked for damages in the amount $20,000,000 for the loss of its investment in and loans to Util-Link. Sparton believes that the damages sought by NRTC are included in Util-Link’s claim for damages and as such, are duplicative. Sparton also believes the counterclaim to be without merit and intends to vigorously defend against it. This case is in the initial stages of discovery.

At this time, the Company is unable to predict the amount of recovery, if any, that may result from the pursuit of these two before-mentioned claims.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	3 & 4	Amended Articles of Incorporation of the Registrant were filed on Form 10-Q for the three-month period ended September 30, 2002, and are incorporated herein by reference.

Amended By-laws of the Registrant were filed on Form 10-Q for the three-month period ended December 31, 2000, and are incorporated herein by reference.

Amended Code of Regulation of the Registrant were filed with Form 10-Q for the three-month period ended September 30, 1982, and are incorporated herein by reference.

	31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K filed in the first quarter of fiscal 2004:

•	On July 29, 2003, the Company filed on Form 8-K, Item 5. Other Events; the Company issued a press release announcing it is in the exploratory stages of developing a plan to expand its manufacturing operations in Southeast Asia.

•	On August 29, 2003, the Company filed on Form 8-K, Item 12. Results of Operation and Financial Condition; the Company issued a press release announcing the financial results of the fourth quarter and fiscal year ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTON CORPORATION Registrant

Date: November 5, 2003	/s/ DAVID W. HOCKENBROCHT David W. Hockenbrocht, CEO and President

Date: November 5, 2003	/s/ RICHARD L. LANGLEY Richard L. Langley, Chief Financial Officer