Form 10-Q
period 2003-12-31
SPARTON CORP
filed 2004-02-13
CIK 92679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE PERIOD ENDED – December 31, 2003

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock, $1.25 Par Value — 8,345,303 shares outstanding as of January 31, 2004.

SPARTON CORPORATION AND SUBSIDIARIES

INDEX

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets December 31 and June 30, 2003	3

	Condensed Consolidated Statements of Operations
	Three-Month and Six-Month Periods ended December 31, 2003 and 2002	4

	Condensed Consolidated Statements of Cash Flows
	Six-Month Periods ended December 31, 2003 and 2002	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II. Other Information

Item 1.	Legal Proceedings	15

Item 6.	Exhibits and Reports on Form 8-K	16

	Signatures	16

SPARTON CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)
December 31 and June 30, 2003

Assets

	December 31	June 30
Current assets:
Cash and cash equivalents	$10,198,364	$10,562,222
Investment securities	17,745,606	23,214,783
Accounts receivable	18,665,856	29,236,904
Income taxes recoverable	1,268,706	—
Inventories and costs on contracts in progress	36,903,406	31,809,088
Prepaid expenses	1,405,113	1,174,618

Total Current assets	86,187,051	95,997,615
Pension asset	6,112,069	6,176,085
Other assets	5,746,528	5,583,577
Property, plant and equipment, net	12,573,436	8,256,593

Total Assets	$110,619,084	$116,013,870

Liabilities and Shareowners’ Equity

Current liabilities:
Accounts payable	$8,755,380	$8,893,348
Salaries and wages	2,944,814	3,879,947
Accrued liabilities	4,761,534	4,532,795
Income taxes payable	—	709,443

Total Current liabilities	16,461,728	18,015,533
Environmental remediation	6,678,607	6,830,131
Shareowners’ equity:
Preferred stock, no par value; 200,000 shares authorized, none outstanding	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 8,345,303 and 7,943,671 shares outstanding at December 31 and June 30, respectively	10,431,629	9,929,589
Capital in excess of par value	7,118,606	3,015,989
Accumulated other comprehensive income	351,596	359,486
Retained earnings	69,576,918	77,863,142

Total Shareowners’ equity	87,478,749	91,168,206

Total Liabilities and Shareowners’ equity	$110,619,084	$116,013,870

See accompanying notes.

SPARTON CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
For the Three-Month and Six-Month Periods ended December 31, 2003 and 2002

	Three-Month Periods		Six-Month Periods
	2003	2002	2003	2002
Net sales	$33,239,772	$43,279,295	$69,664,573	$80,047,202
Costs of goods sold	31,799,271	37,514,228	67,790,114	70,517,873

	1,440,501	5,765,067	1,874,459	9,529,329
Selling and administrative (income) expenses:
Selling and administrative expenses	3,470,064	3,209,415	7,229,068	6,733,629
EPA related — net environmental remediation	62,947	117,438	136,947	(5,229,562)

	3,533,011	3,326,853	7,366,015	1,504,067

Operating income (loss)	(2,092,510)	2,438,214	(5,491,556)	8,025,262
Other income (expense):
Interest and investment income	122,704	184,360	353,246	301,657
Equity income (loss) in investment	(9,000)	(18,000)	12,000	(57,000)
Other — net	(250,440)	(61,141)	(309,425)	(46,651)

	(136,736)	105,219	55,821	198,006

Income (loss) before income taxes	(2,229,246)	2,543,433	(5,435,735)	8,223,268
Provision (credit) for income taxes	(713,000)	365,000	(1,739,000)	2,467,000

Net income (loss)	$(1,516,246)	$2,178,433	$(3,696,735)	$5,756,268

Earnings (loss) per share (1) :
Basic	$(0.18)	$0.26	$(0.44)	$0.69

Diluted	$(0.18)	$0.26	$(0.44)	$0.68

See accompanying notes.

(1) All share and per share information have been adjusted to reflect the impact of the 5% stock dividends declared in January and October 2003.

SPARTON CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six-Month Periods ended December 31, 2003 and 2002

	2003	2002
Cash flows provided (used) by Operating Activities:
Net income (loss)	$(3,696,735)	$5,756,268
Add (deduct) noncash items affecting operations:
Depreciation, amortization and accretion	848,755	659,035
Change in pension asset	64,016	64,016
Loss on sale of investments	70,254	17,979
Equity (gain) loss on investment	(12,000)	57,000
Add (deduct) changes in operating assets and liabilities:
Accounts receivable	10,571,048	(2,241,026)
Income taxes recoverable	(1,268,706)	1,055,965
Inventories and prepaid expenses	(5,324,813)	4,382,033
Accounts payable, salaries and wages, accrued liabilities & income taxes	(1,705,329)	440,420

	(453,510)	10,191,690
Cash flows provided (used) by Investing Activities:
Purchases of investment securities	(908,720)	(3,360,933)
Proceeds from sale of investment securities	5,845,761	600,339
Purchases of property, plant and equipment, net	(5,044,814)	(599,913)
Other, principally noncurrent other assets	182,255	162,724

	74,482	(3,197,783)
Cash flows provided (used) by Financing Activities:
Proceeds from exercise of stock options	18,857	15,312
Stock dividends — cash in lieu of fractional shares	(3,687)	—

	15,170	15,312

Increase (decrease) in cash and cash equivalents	(363,858)	7,009,219
Cash and cash equivalents at beginning of period	10,562,222	8,687,873

Cash and cash equivalents at end of period	$10,198,364	$15,697,092

Supplemental disclosures of cash paid (refunded) during the period:
Income taxes — net	$244,000	$871,000

See accompanying notes.

SPARTON CORPORATION & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1. ACCOUNTING POLICIES

The following is a summary of the Company’s accounting policies not discussed elsewhere within this report.

Basis of presentation — The accompanying unaudited Condensed Consolidated Financial Statements of Sparton Corporation and all active subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All significant intercompany transactions and accounts have been eliminated. The Condensed Consolidated Balance Sheet at December 31, 2003, and the related Condensed Consolidated Statements of Operations for the three-month and six-month periods ended December 31, 2003 and 2002, and cash flows for the six-month periods ended December 31, 2003 and 2002, are unaudited, but include all adjustments (consisting of normal recurring accruals) which the Company considers necessary for a fair presentation of such financial statements. Certain reclassifications of prior period amounts have been made to conform to the current presentation. Operating results for the three-month and six-month periods ended December 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2004.

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

Operations — The Company provides design and electronic manufacturing services, which include a complete range of engineering, pre-manufacturing and post-manufacturing services. Capabilities range from product design and development through after market support. Facilities are registered to ISO 9001. The Company’s operations are in one line of business, electronic contract manufacturing services (EMS). Products and services include complete “Box Build” products for Original Equipment Manufacturers, microprocessor-based systems, transducers, printed circuit boards and assemblies, sensors and electromechanical devices. Markets served are in the telecommunications, medical/scientific instrumentation, electronics, aerospace, and other industries, with a focus on regulated markets. The Company also develops and manufactures sonobuoys, anti-submarine warfare (ASW) devices, used by the U.S. Navy and other free-world countries. Many of the physical and technical attributes in the production of sonobuoys are the same as those required in the production of the Company’s other electromechanical products and assemblies.

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

New accounting standards — In December 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 132 Revised (SFAS No. 132(R)), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, which amends SFAS Nos. 87, 88, and 106. The revised Statement retains the disclosure requirements contained in SFAS No. 132, which it replaces, and requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132(R) is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. The Company will follow the disclosure requirements of SFAS No. 132(R), which is effective for the Company beginning in the third quarter of fiscal 2004, which ends March 31, 2004.

Stock options — The Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recognized as the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant. The Company follows the disclosure requirements of SFAS No.123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”

At December 31, 2003, the per share weighted average exercise price of options outstanding was $6.04. The weighted average remaining contractual life of those options was approximately 3 years. At December 31, 2003, there were 280,996 options exercisable at the weighted average per share price of $5.52. Remaining shares available for grant under the plan were 186,441 at December 31, 2003.

The following sets forth a reconciliation of net income (loss) and earnings (loss) per share information for the three months and six months ended December 31, 2003 and 2002, as if the Company had recognized compensation expense based on the fair value at the grant date for awards under the plan. For purposes of computing pro forma net income (loss), the fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model.

	Three Months Ended		Six Months Ended
	December 31		December 31
	2003	2002	2003	2002
Net income (loss), as reported	$(1,516,246)	$2,178,433	$(3,696,735)	$5,756,268
Deduct:
Total stock-based compensation expense determined under fair value based method for all awards, net of tax effects	47,880	43,312	95,760	86,625

Pro forma net income (loss)	$(1,564,126)	$2,135,121	$(3,792,495)	$5,669,643

Pro forma earnings (loss) per share:
Basic earnings (loss) per share — after stock dividends	$(0.19)	$0.26	$(0.45)	$0.68

Diluted earnings (loss) per share — after stock dividends	$(0.19)	$0.25	$(0.45)	$0.67

2. INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out basis) or market and include costs related to long-term contracts. Inventories, other than contract costs, are principally raw materials and supplies. The following are the major classifications of inventory:

	December 31, 2003	June 30, 2003

Raw materials	$22,481,000	$20,157,000
Work in process and finished goods	14,422,000	11,652,000

	$36,903,000	$31,809,000

Work in progress and finished goods inventories include $5.9 and $1.1 million of completed, but not yet accepted, sonobuoys at December 31 and June 30, 2003, respectively. Inventories are reduced by progress billings to the U.S. government of approximately $8,751,000 and $8,317,000 at December 31 and June 30, 2003, respectively.

3. EARNINGS (LOSS) PER SHARE

On October 21, 2003, Sparton’s Board of Directors approved a 5% stock dividend. This is a continuation of a practice the Company began last fiscal year. Eligible shareowners of record on November 21, 2003, received the stock dividend on December 19, 2003. Cash was paid in lieu of fractional shares of stock. An amount equal to the fair market value of the common stock issued was transferred from retained earnings ($4,589,000) to common stock ($496,000) and capital in excess of par value ($4,089,000) to record the stock dividend. Accordingly, all share and per share information for fiscal 2004 and 2003 have been adjusted to reflect the impact of all stock dividends declared for the periods shown.

Due to the Company’s fiscal 2004 reported net loss, the share equivalents from stock options outstanding were excluded from the computation of diluted earnings per share during the three months and six months ended December 31, 2003, because the inclusion would have been anti-dilutive for the periods. For the three months and six months ended December 31, 2002, options to purchase 103,636 shares of common stock were not included in the computation of diluted earnings per share. Such options exercise prices were greater than the average market price of the Company’s common stock and, therefore, would be anti-dilutive. Basic and diluted earnings per share were computed on the following:

	Three Months Ended		Six Months Ended
	2003	2002	2003	2002
Basic — weighted average shares outstanding	8,344,993	8,338,803	8,344,406	8,338,563
Effect of dilutive stock options	—	77,398	—	82,441

Weighted average diluted shares outstanding	8,344,993	8,416,201	8,344,406	8,421,004

Basic earnings (loss) per share — after stock dividends	$(0.18)	$0.26	$(0.44)	$0.69

Diluted earnings (loss) per share — after stock dividends	$(0.18)	$0.26	$(0.44)	$0.68

4. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) as well as unrealized gains and losses, net of tax, which are excluded from net income. They are, however, reflected as a direct charge or credit to shareowners’ equity. Total comprehensive income (loss) is as follows for the three-month and six-month periods ended December 31:

	Three Months Ended		Six Months Ended
	2003	2002	2003	2002
Net income (loss)	$(1,516,000)	$2,178,000	$(3,697,000)	$5,756,000
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) — investment securities owned	(111,000)	10,000	(214,000)	209,000
Net unrealized gains (losses) — investment securities held by investee accounted for by the equity method	(11,000)	(119,000)	207,000	95,000

Comprehensive income (loss)	$(1,638,000)	$2,069,000	$(3,704,000)	$6,060,000

At December 31 and June 30, 2003, shareowners’ equity includes accumulated other comprehensive income of $352,000 and $359,000, respectively, net of tax. These balances include $257,000 and $471,000 for unrealized gains on investment securities owned, and $95,000 and $(112,000) for investment securities held by an investee accounted for by the equity method, as of December 31 and June 30, 2003, respectively.

5. INVESTMENT SECURITIES

The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying value. Cash and cash equivalents consist of demand deposits and other highly liquid investments with an original term of three months or less. The investment portfolio has various maturity dates up to 14 years. A daily market exists for all investment securities. The Company believes that the impact of fluctuations in interest rates on its investment portfolio should not have a material impact on financial position or results of operations. Investments in debt securities that are not cash equivalents and marketable equity securities have been designated as available for sale. Those securities are reported at fair value, with net unrealized gains and losses included in accumulated other comprehensive income, net of applicable taxes. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses on investments are determined using the specific identification method. It is the Company’s intention to use these investment securities to provide working capital and fund the expansion of its business and for other business purposes.

At December 31, 2003, the Company had net unrealized gains of $407,000. At that date, the net after-tax effect of these gains was $257,000, which amount is included in accumulated other comprehensive income within shareowners’ equity. For the six months ended December 31, 2003 and 2002, purchases of investments totaled $909,000 and $3,361,000, and sales of investment securities totaled $5,846,000 and $600,000, respectively.

Sparton owns a 14% interest in Cybernet Systems Corporation (Cybernet). This investment, with a carrying value of $1,746,000 and $1,400,000 at December 31 and June 30, 2003, respectively, is accounted for under the equity method and is included in other assets on the condensed consolidated balance sheet. Sparton’s share of unrealized gains (losses) on available-for-sale securities held by Cybernet is carried in accumulated other comprehensive income (loss) within the Shareowners’ Equity section of Sparton’s balance sheet.

The contractual maturities of debt securities, and total equity securities, as of December 31, 2003, are as follows:

	Years
	Within 1	1 to 5	5 to 10	Over 10	Total

Debt securities:
Corporate — primarily U.S.	$1,257,036	$5,826,112	$—	$—	$7,083,148
U.S. government and federal agency	611,314	3,312,312	1,073,735	510,315	5,507,676
State and municipal	101,469	3,078,828	1,474,485	—	4,654,782

Total debt securities	1,969,819	12,217,252	2,548,220	510,315	17,245,606
Equity securities — primarily preferred stock	—	—	—	—	500,000

Total investment securities	$1,969,819	$12,217,252	$2,548,220	$510,315	$17,745,606

6. COMMITMENTS AND CONTINGENCIES

One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been involved with ongoing environmental remediation since the early 1980’s. At December 31, 2003, Sparton has accrued $7,372,000 as its estimate of the minimum future undiscounted financial liability, of which $693,000 is classified as a current liability and included in accrued liabilities. Amounts charged to operations, principally legal and consulting, for the six months ended December 31, 2003 and 2002 were $137,000 and $270,000, respectively. These costs were generally incurred in pursuit of various claims for reimbursement/recovery. The Company’s minimum cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment, operating, and continued monitoring costs for onsite and offsite pump and treat containment systems.

During the first quarter of fiscal 2003, Sparton reached an agreement with the United States Department of Energy (DOE) and others to recover certain remediation costs. Under the settlement terms, Sparton received $4,850,000 from the DOE and others in fiscal 2003, plus an additional $1,000,000, which was received during the first quarter of fiscal 2004. In addition, the DOE has agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8,400,000 incurred from the date of settlement. The financial impact of the settlement was recorded in the first quarter of fiscal 2003 with $5,500,000 recorded as income.

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

SPARTON CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant events affecting the Company’s earnings and financial condition during the periods included in the accompanying financial statements. The Company’s operations are in one line of business, electronic contract manufacturing services (EMS). Sparton’s capabilities range from product design and development through aftermarket support, specializing in total business solutions for government, medical, aerospace and industrial markets. This includes the design, development and/or manufacture of electronic parts and assemblies for both government and commercial customers worldwide. Governmental sales are mainly sonobuoys.

The Private Securities Litigation Reform Act of 1995 reflects Congress’ determination that the disclosures of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by corporate management. This report on Form 10-Q contains forward-looking statements within the scope of the Securities Act Exchange of 1933 and the Securities Exchange Act of 1934. The words “expects,” “anticipates,” “believes,” “intends,” “plans,” and similar expressions, and the negatives of such expressions, are intended to identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission (SEC). These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed below. Accordingly, Sparton’s future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. The Company notes that a variety of factors could cause the actual results and experience to differ materially from anticipated results or other expectations expressed in the Company’s forward-looking statements.

Sparton as a high-mix and mid-volume supplier provides rapid product turnaround for customers. Customers cancel their orders, change production quantities and/or reschedule production for a number of reasons. Depressed economic conditions may result in customers delaying delivery of product, or the placement of purchase orders for lower volumes than previously anticipated. Unplanned cancellations, reductions, or delays by customers negatively, within certain ranges, impact the Company’s results of operations. As many of the Company’s costs and operating expenses are relatively fixed, a reduction in customer demand can disproportionately affect the Company’s gross margins and operating income. The majority of the Company’s sales have historically come from a limited number of customers. Significant reductions in sales to, or a loss of, one of these customers could materially impact business if the Company were not able to replace those sales with new business.

Other risks and uncertainties that may affect operations, performance, growth forecasts and business results include, but are not limited to, timing and fluctuations in U.S. and/or world economies, competition in the overall EMS business, availability of production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation. A further risk factor is the availability and cost of materials. The Company has encountered availability and extended lead time issues on some electronic components in the past, which have resulted in higher prices and late deliveries. Additionally, the timing of sonobuoy sales to the U.S. Navy is dependent upon access to, and successful passage of, product tests performed by the U.S. Navy. Reduced governmental budgets have made access to the test range less predictable and less frequent than in the past. Finally, the Sarbanes-Oxley Act of 2002 has required changes in some of the Company’s Corporate governance and compliance practices. The SEC and New York Stock Exchange also have passed new rules requiring additional compliance activities. Compliance with these rules has increased legal and accounting costs, and it is expected that certain of these costs will continue indefinitely. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

Three-Month Periods

Sales for the three-month period ended December 31, 2003, totaled $33,240,000, a decrease of $10,039,000 (23%) from the same quarter last year. Government sales declined $5,662,000 (47%) to $6,385,000. This decline is principally due to technical difficulties with one sonobuoy contract. Additional information regarding issues affecting government sales is included in the Company’s discussion of operations for the six-month period ended December 31, 2003, which follows.

Industrial market sales of $8,895,000 also showed a significant decline, down $6,670,000 (43%) from the same period last year. Industrial sales have been adversely impacted by the reduced demand for detection equipment in U.S. airports. Medical/scientific instrumentation sales, while down slightly, were consistent with second quarter sales in fiscal 2003 ($4,033,000 in fiscal 2004 and $4,755,000 last year.) Sales to the aerospace markets were $13,927,000, versus $10,912,000 last year, an increase of $3,015,000 (28%). This increase was mainly attributable to increased orders from existing customers.

An operating loss of $2,093,000 was reported for the three months ended December 31, 2003, compared to an operating profit of $2,438,000 for the three months ended December 31, 2002. While sales for the second quarter ended December 31, 2003, were below the first quarter sales, gross margin for the three months ended December 31, 2003, was 4%, up from 1% for the previous three months. The improved margin reflects the conclusion of the start-up phase of several new programs. During the second quarter of fiscal 2004, three major programs continued in start-up mode. These contracts reported sales of $2,295,000, with a gross margin loss of $615,000. The Company is focused on improving these margins through cost reductions and/or recoupment of expenses from the customer. There were no significant cost to complete adjustments for the three months ended December 31, 2003. Gross profit varies from period to period and is affected by a number of factors, including product mix, production efficiencies, component costs, capacity utilization, and new product introduction. In addition, as many of the Company’s costs and operating expenses are fixed, a reduction in customer demand, as evidenced above, depresses gross profit and operating income. Selling and administrative expenses have increased slightly from the prior year period. Most of this increase was due to higher bid and proposal and research and development activities, primarily related to government programs. While these expenses have shown a larger increase as a percentage of sales from the prior year, many expenses in this area are generally fixed, within ranges, and do not fluctuate directly based on sales volume.

Interest and Investment Income decreased $62,000 to $123,000 in 2003. This reduction was due to reduced funds available for investment, as well as $56,000 of realized losses which occurred upon the sale of securities in December 2003. Proceeds from the sale of securities were used to purchase a new facility in Albuquerque, New Mexico (see “Liquidity and Capital Resources”). Other Expense-Net in 2003 was $250,000 versus $61,000 in 2002. Other Expense-Net in 2003 includes a charge of $418,000 for insurance charges related to Sparton’s previously owned automotive segment. These charges are for the settlement of a previously disputed claim. Translation adjustments, along with gains and losses from foreign currency transactions, are included in current earnings and in the aggregate, amounted to income of $184,000 during the three months ended December 31, 2003.

Due to factors described above, the Company reported a loss of $1,516,000 ($(0.18) per share) for the three months ended December 31, 2003, versus net income of $2,178,000 ($0.26 per share, basic and diluted) for the corresponding period last year.

Six-Month Periods

Sales for the six-month period ended December 31, 2003, totaled $69,665,000, a decline of $10,382,000 (13%), as compared to the same period in the prior year. All markets, with the exception of aerospace, are down from the same period last prior year. Government sales were $16,685,000 for the six months ended December 31, 2003, as compared to $22,876,000 for the prior year period, a decline of 27%. Medical/scientific instrumentation sales were $9,046,000 for the six months ended December 31, 2003, as compared to $9,789,000 for the prior year period, a decline of 8%. Industrial sales were $17,920,000 for the six months ended December 31, 2003, as compared to $26,021,000 for the prior year period, a decline of 31%. While other markets have declined, aerospace sales have increased by $4,653,000 (22%) to $26,014,000 from the prior year period. Government sales declined from last year in part due to limited test range availability, and the resulting decline in sonobuoy sales to the U.S. Navy. The limited access to test facilities in the first quarter of the year, along with technical and production issues, resulted in reduced sales through December 31, 2003. Technical difficulties have resulted in reduced sales and margins in the production of a current sonobuoy contract. Two additional sonobuoy contracts also encountered difficulties, with the resulting delays further depressing sales. Increased costs on these two sonobuoys contracts adversely impacted operating margins by $597,000. Industrial sales have declined sharply due to reduced sales for homeland security. Prior year’s sales benefited from strong demand for homeland security products, principally driven by the installation of detection equipment in U.S. and Canadian airports. These sales totaled approximately $.8 million in fiscal 2004 compared to approximately $15 million last year. This decrease in the industrial market was partially offset by increased sales to existing customers.

The majority of our sales come from a small number of customers. Sales to our 6 largest customers, including government sales, accounted for approximately 75% of net sales in both periods. Four of the customers, including government, were the same both years. One of these customers, with 25% and 16% of the sales as of December 31, 2003 and 2002, respectively, is comprised of six separate facilities.

An operating loss of $5,492,000 was reported for the six months ended December 31, 2003, versus an operating profit of $8,025,000 for the same period last year. Several programs were in start-up mode during the six months ended December 31, 2003, and so contributed minimal or negative margins. An engineering redesign on an existing proprietary product line resulted in charges of $455,000. Selling and administrative expenses have increased slightly from the prior year. Most of this increase was due to higher bid and proposal and research and development activities, primarily related to government contracts. While these expenses have shown a larger increase as a percentage of sales over the prior year, many expenses in this area are fixed and do not fluctuate directly based on sales volume.

Included in prior year’s operating income was a $5,500,000 ($3,630,000 net of tax) recovery of certain environmental remediation costs. It reflects Sparton’s settlement with the DOE and others regarding the reimbursement of costs incurred at the Company’s Sparton Technology Coors Road property. Also included were charges related to the New Mexico environmental remediation effort, principally litigation, of $137,000 in 2003 and $270,000 in 2002.

Interest and Investment Income increased $52,000 to $353,000 in 2003, due to increased funds available for investment during a majority of the six-month period. Other Expense-Net in 2003 was $309,000 versus $47,000 in 2002. Other Expense-Net in 2003 includes a charge of $478,000 for insurance adjustments related to Sparton’s previously owned automotive segment. Translation adjustments, along with gains and losses from foreign currency transactions, are included in current earnings and in the aggregate, amounted to income of $173,000 during the six months ended December 31, 2003.

Due to the factors described above, the Company reported a loss of $3,697,000 ($(0.44) per share) for the six months ended December 31, 2003, versus net income of $5,756,000 ($0.69 per share basic, $0.68 per share diluted) for the corresponding period last year.

LIQUIDITY AND CAPITAL RESOURCES

For the six-month period ended December 31, 2003, Cash and Cash Equivalents decreased $364,000 to $10,198,000. Operating activities used $454,000 in net cash flows. The primary source of cash was a decrease in accounts receivable, reflective of receipts for the unusually large balance in receivables at June 30, 2003. The primary use of cash was an increase in inventories, along with operating losses. A portion of the increase in inventories is reflective of delayed customer delivery schedules and material for new program start-ups.

Cash flows provided by investing activities totaled $74,000. Purchases of property, plant and equipment (net) were principally for the purchase of a new manufacturing facility in Albuquerque, New Mexico. This new facility will replace the Company’s existing facility in Rio Rancho, New Mexico. The transition between facilities is anticipated to be completed in the next 6-8 months, during which time the Company will lease the facility to the former owner. The new facility, which was purchased for approximately $4.5 million, is included in property, plant, and equipment within the asset section of the balance sheet as of December 31, 2003. The building was funded through the sale of investment securities. The existing facility will continue in use through the transition, at which point the Company plans to sell it at an anticipated gain. With the new facility, the Company anticipates additional contract opportunities that were previously unavailable to it.

Cash flow provided by financing activities totaled $15,000, primarily from stock options exercised.

The Company’s market risk exposure to foreign currency exchange and interest rates are not considered to be material, principally due to their short term nature and minimal receivables and payables designated in foreign currency. The Company has had no short-term bank debt since December 1996, and currently has an unused informal line of credit totaling $20 million.

At December 31 and June 30, 2003, the aggregate government EMS backlog was approximately $46 million and $51 million, respectively. A majority of the December 31, 2003, backlog is expected to be realized in the next 12-15 months. Current government backlog excludes any amounts for the 2004 government contract year. These awards are expected to be announced in February or March of 2004. Commercial EMS orders are not included in the backlog. The Company does not believe the amount of commercial activity covered by firm purchase orders is a meaningful measure of future sales, as such orders may be rescheduled or cancelled without significant penalty.

Sparton is continuing to pursue a joint venture operation in Vietnam with Texatronics, Sparton’s Alliance Partner in Richardson, Texas, which would provide even greater expansion and growth opportunities. As the Company has not previously done business in this emerging market, there are many uncertainties and risks inherent in this potential venture. The actual joint venture continues in a discussion phase. If an agreement is finalized, the new joint venture will carry the name Spartronics. Meetings have been held with architects and contractors to investigate the type and design of the building. It is estimated that Sparton will invest approximately $5-$6 million, including land and building. The Company is also continuing an aggressive program of identifying and evaluating potential acquisition candidates in both the defense and medical markets.

No cash dividends were declared in either period presented. In October 2003, the Company approved a 5% stock dividend. This stock dividend was distributed December 19, 2003, to owners of record on November 21, 2003. At December 31, 2003, the Company had $87,479,000 in shareowners’ equity ($10.48 per share), $69,725,000 in working capital, and a 5.24:1.00 working capital ratio. The Company feels there is sufficient liquidity for its anticipated future needs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2003. The preparation of these financial statements requires estimates, assumptions, and judgements that affect the amounts reported of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are regularly evaluated, including those related to allowance for doubtful accounts, inventories and contingencies. Estimates are based on historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates. The following critical accounting policies affect the more significant judgements and estimates used in the preparation of the Company’s consolidated financial statements.

Environmental Contingencies

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

Government Contract Cost Estimates

Government production contracts are accounted for based on completed units accepted with respect to revenue recognition and their estimated average cost per unit regarding costs. Losses for the entire amount of a contract are recognized in the period when such losses are determinable. Significant judgment is exercised in determining estimated total contract costs including, but not limited to, cost experience to date, estimated length of time to contract completion, costs for materials, production labor and support services to be expended, and known issues on remaining units to be completed. Estimated costs developed in the early stages of contracts can change significantly as the contracts progress, and events and activities take place. Significant changes in estimates can also occur when new designs are initially placed into production. The Company formally reviews its costs incurred-to-date and estimated costs to complete on all significant contracts on a quarterly basis. Revised estimated total contract costs are reflected in the financial statements. Depending upon the circumstances, it is possible that the Company’s financial position, results of operations and cash flows could be materially affected by changes in estimated costs to complete on one or more significant contracts.

Commercial Inventory Valuation Allowances

The establishment of inventory valuation allowances for commercial customer inventories requires a significant degree of judgment and is influenced by the Company’s experience to date with both customers and other markets, prevailing market conditions for raw materials, contractual terms and customers’ ability to satisfy these obligations, environmental or technological materials obsolescence, changes in demand for customer products, and other factors resulting in acquiring materials in excess of customer product demand. Contracts with some commercial customers may be based upon estimated quantities of product manufactured for shipment over estimated time periods. Raw material inventories are purchased to fulfill these customer requirements. Within these arrangements, customer demand for products frequently changes, sometimes creating excess and obsolete inventories.

The Company regularly reviews raw material inventories by customer for both excess and obsolete quantities, with adjustments made accordingly. Wherever possible, the Company attempts to recover its full cost of excess and obsolete inventories from customers or, in some cases, through other markets. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income and a valuation allowance is established for the difference between the carrying cost and the estimated realizable amount. Conversely, should the disposition of adjusted excess and obsolete inventories result in recoveries in excess of these reduced carrying values, the remaining portion of the valuation allowances are reversed and taken into income when such determinations are made. It is possible that the Company’s financial position, results of operations and cash flows could be materially affected by changes to inventory valuation allowances for commercial customer excess and obsolete inventories.

Allowance for Possible Losses on Receivables

The accounts receivable balance is recorded net of allowances for amounts not expected to be collected from customers. The Company maintains an allowance for possible estimated losses on receivables. The allowance is estimated based on historical experience of write-offs, the level of past due amounts, information known about specific customers with respect to their ability to make payments, and future expectations of conditions that might impact the collectibility of accounts. Accounts receivable are generally due under normal trade terms for the industry. Credit is granted, and credit evaluations are periodically performed, based on a customers’ financial condition and other factors. Although the Company does not generally require collateral, cash in advance or letters of credit may be required from customers in certain circumstances, including some foreign customers. When management determines that it is probable that an account will not be collected, it is charged against the allowance for possible losses. The Company reviews the adequacy of its allowance monthly. The allowance for doubtful accounts was $825,000 and $739,000 at December 31 and June 30, 2003, respectively. If the financial conditions of customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required.

Pension Obligations

The Company calculates the cost of providing pension benefits under the provisions of Statement of Financial Accounting Standards (SFAS) No. 87. The key assumptions required within the provisions of SFAS No. 87 are used in making these calculations. The most significant of these assumptions are the discount rate used to value the future obligations and the expected return on pension plan assets. The discount rate is consistent with market interest rates on high-quality, fixed income investments. The expected return on assets is based on long-term returns and assets held by the plan, which is influenced by historical averages. If actual interest rates and returns on plan assets materially differ from the assumptions, future adjustments to the financial statements would be required. While changes in these assumptions can have a significant effect on the pension benefit obligations reported in the Consolidated Balance Sheets and the unrecognized gain or loss accounts, the effect of changes in these assumptions is not expected to have a significant effect on net periodic pension costs in the near term. While these assumptions may change in the future based on changes in long-term interest rates and market conditions, there are no known expected changes in these assumptions as of December 31, 2003. As indicated above, to the extent the assumptions differ from actual results, there would be a future impact on the financial statements. The extent to which this will result in future expense is not determinable at this time as it will depend upon a number of variables, including trends in interest rates and the actual return on plan assets. For example, an increase in the return on the plan assets due to improved market conditions would reduce the unrecognized loss account and thus reduce future expense.

OTHER

LITIGATION

One of Sparton’s facilities, located in Albuquerque, New Mexico, has been the subject of ongoing investigations conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). The investigation began in the early 1980’s and involved a review of onsite and offsite environmental impacts.

At December 31, 2003, Sparton has accrued $7,372,000 as its estimate of the future undiscounted minimum financial liability related to this site. The Company’s cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment and operating costs for onsite and offsite operations and is based on existing methodology. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. It is possible that cash flows and results of operations could be affected by the impact of the ultimate resolution of this contingency.

Sparton is currently involved with two legal actions, which are disclosed in Part II — “Other Information, Item 1. Legal Proceedings” of this report. At this time, the Company is unable to predict the amount of recovery, if any, that may result from the pursuit of these claims.

Item 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK EXPOSURE

The Company manufactures its products in the United States and Canada. Sales are to the U.S. and Canada, as well as other foreign markets. The Company is potentially subject to foreign currency exchange rate risk relating to intercompany activity and balances and to receipts from customers and payments to suppliers in foreign currencies. Also, adjustments related to the translation of the Company’s Canadian financial statements into U.S. dollars are included in current earnings. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company operates. However, minimal third party receivables and payables are denominated in foreign currency and, historically, foreign currency gains and losses have not been significant. The Company does not consider the market risk exposure relating to currency exchange to be material.

The Company has financial instruments that are subject to interest rate risk, principally short-term investments. Historically, the Company has not experienced material gains or losses due to such interest rate changes. Based on the current holdings of short-term investments, the interest rate risk is not considered to be material.

Item 4. CONTROLS AND PROCEDURES

The Company maintains internal controls over financial reporting intended to provide reasonable assurance that all material transactions are executed in accordance with proper authorization and are properly recorded and reported in the financial statements, and that assets are adequately safeguarded. The Company also maintains a system of disclosure controls and procedures to ensure that information required to be disclosed in Company reports, filed or submitted under the Securities Exchange Act of 1934, is properly reported in the Company’s periodic and other reports.

As of December 31, 2003, an evaluation was updated by the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures continue to be effective as of December 31, 2003. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been involved with ongoing environmental remediation since the early 1980’s. At December 31, 2003, Sparton has accrued $7,372,000 as its estimate of the minimum future undiscounted financial liability, of which $693,000 is classified as a current liability and included in accrued liabilities. The Company’s minimum cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment, operating, and continued monitoring costs for onsite and offsite pump and treat containment systems.

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

During the first quarter of fiscal 2003, Sparton reached an agreement with the United States Department of Energy (DOE) and others to recover certain remediation costs. Under the settlement terms, Sparton received $4,850,000 from the DOE and others in fiscal 2003, plus an additional $1,000,000, which was received during the first quarter of fiscal 2004. In addition, the DOE has agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8,400,000 incurred from the date of settlement. The financial impact of the settlement was recorded in the first quarter of fiscal 2003 with $5,500,000 recorded as operating income.

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

In September 2002, Sparton Technology, Inc. (STI) filed an action in the U.S. District Court for the Eastern District of Michigan to recover certain unreimbursed costs incurred as a result of a manufacturing relationship with two entities, Util-Link, LLC (Util-Link) of Delaware and National Rural Telecommunications Cooperative (NRTC) of the District of Columbia. On or about October 21, 2002, the defendants filed a counterclaim seeking money damages, alleging that STI breached its duties in the manufacture of products for the defendants. The defendant Util-Link has asked for damages in the amount of $25,000,000 for lost profits. The defendant NRTC has asked for damages in the amount $20,000,000 for the loss of its investment in and loans to Util-Link. Sparton believes that the damages sought by NRTC are included in Util-Link’s claim for damages and as such, are duplicative. Sparton also believes the counterclaim to be without merit and intends to vigorously defend against it. This case is in the discovery stage.

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

31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K filed in the second quarter of fiscal 2004:

•	On October 23, 2003, the Company filed a report on Form 8-K disclosing under Item 5. Other Events; that the Company issued a press release, dated October 21, 2003, announcing a stock dividend, among other items.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTON CORPORATION Registrant

Date: February 13, 2004	/s/ DAVID W. HOCKENBROCHT David W. Hockenbrocht, Chief Executive Officer

Date: February 13, 2004	/s/ RICHARD L. LANGLEY Richard L. Langley, Chief Financial Officer