Form 10-Q
period 2004-03-31
SPARTON CORP
filed 2004-05-14
CIK 92679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2004

or

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          [X] Yes [  ] No

Indicate by checkmark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).      [  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Shares Outstanding at
Class of Common Stock	April 30, 2004
$1.25 Par Value	8,346,025

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
March 31, 2004 and June 30, 2003

	March 31	June 30
Assets
Current assets:
Cash and cash equivalents	$10,607,492	$10,562,222
Investment securities	16,904,315	23,214,783
Accounts receivable	20,241,433	29,236,904
Income taxes recoverable	1,195,706	—
Inventories and costs on contracts in progress	38,284,340	31,809,088
Prepaid expenses	1,462,954	1,174,618

Total Current assets	88,696,240	95,997,615
Pension asset	5,630,747	6,176,085
Other assets	5,824,528	5,583,577
Property, plant and equipment, net	12,562,695	8,256,593

Total Assets	$112,714,210	$116,013,870

Liabilities and Shareowners’ Equity
Current liabilities:
Accounts payable	$8,869,185	$8,893,348
Salaries and wages	3,940,870	3,879,947
Accrued liabilities	5,530,122	4,532,795
Income taxes payable	—	709,443

Total Current liabilities	18,340,177	18,015,533
Environmental remediation — noncurrent portion	6,601,832	6,830,131
Shareowners’ equity:
Preferred stock, no par value; 200,000 shares authorized, none outstanding	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 8,346,025 and 7,943,671 shares outstanding at March 31 and June 30, respectively	10,432,531	9,929,589
Capital in excess of par value	7,122,296	3,015,989
Accumulated other comprehensive income	484,439	359,486
Retained earnings	69,732,935	77,863,142

Total Shareowners’ equity	87,772,201	91,168,206

Total Liabilities and Shareowners’ equity	$112,714,210	$116,013,870

See accompanying notes.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
For the Three-Month and Nine-Month Periods ended March 31, 2004 and 2003

	Three-Month Periods		Nine-Month Periods
	2004	2003	2004	2003

Net sales	$43,566,394	$40,841,367	$113,230,967	$120,888,569
Costs of goods sold	39,985,009	36,701,515	107,775,123	107,219,388

	3,581,385	4,139,852	5,455,844	13,669,181

Selling and administrative (income) expenses:
Selling and administrative expenses	3,345,108	3,332,782	10,574,176	10,066,411
EPA related — net environmental remediation	103,012	6,242	239,959	(5,223,320)

	3,448,120	3,339,024	10,814,135	4,843,091

Operating income (loss)	133,265	800,828	(5,358,291)	8,826,090

Other income (expense):
Interest and investment income	157,079	188,192	510,325	489,849
Equity income (loss) in investment	4,000	29,000	16,000	(28,000)
Other — net	(65,331)	(60,490)	(374,756)	(107,141)

	95,748	156,702	151,569	354,708

Income (loss) before income taxes	229,013	957,530	(5,206,722)	9,180,798
Provision (credit) for income taxes	73,000	287,000	(1,666,000)	2,754,000

Net income (loss)	$156,013	$670,530	$(3,540,722)	$6,426,798

Earnings (loss) per share (1) :
Basic	$0.02	$0.08	$(0.42)	$0.77

Diluted	$0.02	$0.08	$(0.42)	$0.76

See accompanying notes.

(1) All share and per share information have been adjusted to reflect the impact of the 5% stock dividends declared in January and October 2003.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine-Month Periods ended March 31, 2004 and 2003

	2004	2003
Cash flows provided (used) by Operating Activities:
Net income (loss)	$(3,540,722)	$6,426,798

Add (deduct) noncash items affecting operations:
Depreciation, amortization and accretion	1,271,644	1,219,067
Change in pension asset	545,338	96,024
Loss on sale of investments	51,284	9,366
Equity (gain) loss on investment	(16,000)	28,000

Add (deduct) changes in operating assets and liabilities:
Accounts receivable	8,995,471	(905,623)
Income taxes recoverable	(1,195,706)	1,055,965
Inventories and prepaid expenses	(6,671,942)	2,939,751
Accounts payable, salaries and wages, accrued liabilities and income taxes	96,345	3,451,601

	(464,288)	14,320,949

Cash flows provided (used) by Investing Activities:
Purchases of investment securities	(1,508,720)	(7,746,001)
Proceeds from sale of investment securities	7,352,848	1,175,605
Purchases of property, plant and equipment, net	(5,410,383)	(685,567)
Other, principally noncurrent other assets	56,049	220,914

	489,794	(7,035,049)

Cash flows provided (used) by Financing Activities:
Proceeds from exercise of stock options	23,451	31,112
Stock dividends — cash in lieu of fractional shares	(3,687)	(1,080)

	19,764	30,032

Increase in cash and cash equivalents	45,270	7,315,932
Cash and cash equivalents at beginning of period	10,562,222	8,687,873

Cash and cash equivalents at end of period	$10,607,492	$16,003,805

Supplemental disclosures of cash paid during the period:
Income taxes — net	$247,000	$1,254,000

See accompanying notes.

SPARTON CORPORATION & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - The following is a summary of the Company’s accounting policies not discussed elsewhere within this report.

Basis of presentation - The accompanying unaudited Condensed Consolidated Financial Statements of Sparton Corporation and all active subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All significant intercompany transactions and accounts have been eliminated. The Condensed Consolidated Balance Sheet at March 31, 2004, and the related Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended March 31, 2004 and 2003, and cash flows for the nine-month periods ended March 31, 2004 and 2003, are unaudited, but include all adjustments (consisting of normal recurring accruals) which the Company considers necessary for a fair presentation of such financial statements. Certain reclassifications of prior period amounts have been made to conform to the current presentation. Operating results for the three-month and nine-month periods ended March 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2004.

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

Operations - The Company provides design and electronic manufacturing services, which include a complete range of engineering, pre-manufacturing and post-manufacturing services. Capabilities range from product design and development through after market support. All facilities are registered to ISO 9001, with many having additional certifications. The Company’s operations are in one line of business, electronic contract manufacturing services (EMS). Products and services include complete “Box Build” products for Original Equipment Manufacturers, microprocessor-based systems, transducers, printed circuit boards and assemblies, sensors and electromechanical devices. Markets served are in the telecommunications, medical/scientific instrumentation, electronics, aerospace, and other industries, with a focus on regulated markets. The Company also develops and manufactures sonobuoys, anti-submarine warfare (ASW) devices, used by the U.S. Navy and other free-world countries. Many of the physical and technical attributes in the production of sonobuoys are the same as those required in the production of the Company’s other electrical and electromechanical products and assemblies.

Use of estimates - Accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the disclosure of assets and liabilities and the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue recognition - The Company’s net sales are comprised primarily of product sales, with supplementary revenues earned from engineering and design services. Standard contract terms are FOB shipping point. Revenue from product sales is generally recognized upon shipment of the goods; service revenue is recognized as the service is performed or under the percentage of completion method, depending on the nature of the arrangement. Long-term contracts relate principally to government defense contracts. These contracts are accounted for based on completed units accepted and their estimated average contract cost per unit. Development contracts are accounted for based on percentage of completion. Costs and fees billed under cost-reimbursement-type contracts are recorded as sales. A provision for the entire amount of a loss on a contract is charged to operations as soon as the loss is determinable. Shipping and handling costs are included in costs of goods sold.

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

New accounting standards - In December 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 132 Revised (SFAS No.132 (R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, which amends SFAS Nos. 87, 88, and 106. The revised Statement retains the disclosure requirements contained in SFAS No. 132, which it replaces, and requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132 (R) is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. The adoption of this statement did not have a material effect on the Company’s disclosure requirements.

Periodic benefit cost - The Company follows the disclosure requirements of SFAS No. 132 (R). For the nine months ended March 31, 2004, $545,000 of expense had been recorded. Total net periodic benefit cost for fiscal 2004 is expected to be $727,000. The components of net periodic pension expense for each of the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2004	2003	2004	2003
Service cost	$358,000	$119,000	$406,000	$357,000
Interest cost	446,000	176,000	505,000	529,000
Expected return on plan assets	(566,000)	(284,000)	(641,000)	(853,000)
Amortization of prior service cost	64,000	21,000	72,000	63,000
Amortization of net loss	179,000	—	203,000	—

Net periodic benefit cost	$481,000	$32,000	$545,000	$96,000

Stock options - The Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recognized as the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant. The Company follows the disclosure requirements of SFAS No.123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”

At March 31, 2004, the per share weighted average exercise price of options outstanding was $6.06. The weighted average remaining contractual life of those options was approximately 3 years. At March 31, 2004, there were 321,047 options exercisable at the weighted average per share price of $5.60. Remaining shares available for grant under the plan were 183,741 at March 31, 2004.

The following sets forth a reconciliation of net income (loss) and earnings (loss) per share information for the three months and nine months ended March 31, 2004 and 2003, as if the Company had recognized compensation expense based on the fair value at the grant date for awards under the plan. For purposes of computing pro forma net income (loss), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2004	2003	2004	2003
Net income (loss), as reported	$156,000	$671,000	$(3,541,000)	$6,427,000
Deduct:
Total stock-based compensation expense determined under the fair value based method for all awards, net of tax effects	47,000	43,000	140,000	130,000

Pro forma net income (loss)	$109,000	$628,000	$(3,681,000)	$6,297,000

Pro forma earnings (loss) per share:
Basic earnings (loss) per share — after stock dividends	$0.01	$0.08	$(0.44)	$0.76

Diluted earnings (loss) per share — after stock dividends	$0.01	$0.07	$(0.44)	$0.75

2) INVENTORIES - Inventories are valued at the lower of cost (first-in, first-out basis) or market and include costs related to long-term contracts. Inventories, other than contract costs, are principally raw materials and supplies. The following are the major classifications of inventory:

	March 31, 2004	June 30, 2003
Raw materials	$25,576,000	$20,157,000
Work in process and finished goods	12,708,000	11,652,000

	$38,284,000	$31,809,000

Work in progress and finished goods inventories include $1.3 and $1.1 million of completed, but not yet accepted, sonobuoys at March 31, 2004 and June 30, 2003, respectively. Inventories are reduced by progress billings to the U.S. government of approximately $4,538,000 and $8,317,000 at March 31, 2004 and June 30, 2003, respectively.

3) EARNINGS (LOSS) PER SHARE - On October 21, 2003, Sparton’s Board of Directors approved a 5% stock dividend. Eligible shareowners of record on November 21, 2003, received the stock dividend on December 19, 2003. Cash was paid in lieu of fractional shares of stock. An amount equal to the fair market value of the common stock issued was transferred from retained earnings ($4,589,000) to common stock ($496,000) and capital in excess of par value ($4,089,000) to record the stock dividend. Accordingly, all share and per share information for fiscal 2004 and 2003 have been adjusted to reflect the impact of all stock dividends declared for the periods shown.

Due to the Company’s fiscal 2004 reported net loss, 139,203 share equivalents from stock options outstanding were excluded from the computation of diluted earnings per share during the nine months ended March 31, 2004, because their inclusion would have been anti-dilutive for the period. For the three months and nine months ended March 31, 2003, options to purchase 103,635 and 3,308 shares of common stock were not included in the computation of diluted earnings per share, respectively, as the options’ exercise prices were greater than the average market price of the Company’s common stock and, therefore, would be anti-dilutive. Basic and diluted earnings per share were computed on the following:

	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003
Basic — weighted average shares outstanding	8,345,787	8,340,651	8,344,863	8,339,249
Effect of dilutive stock options	126,307	78,921	—	88,117

Weighted average diluted shares outstanding	8,472,094	8,419,572	8,344,863	8,427,366

Basic earnings (loss) per share — after stock dividends	$0.02	$0.08	$(0.42)	$0.77

Diluted earnings (loss) per share — after stock dividends	$0.02	$0.08	$(0.42)	$0.76

4) COMPREHENSIVE INCOME (LOSS) - Comprehensive income (loss) includes net income (loss) as well as unrealized gains and losses, net of tax, which are excluded from net income. Unrealized gains and losses (net of tax), are reflected as a direct charge or credit to shareowners’ equity. Total comprehensive income (loss) is as follows for the three-month and nine-month periods ended March 31:

	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003
Net income (loss)	$156,000	$671,000	$(3,541,000)	$6,427,000
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) — investment securities owned	59,000	43,000	(156,000)	252,000
Net unrealized gains (losses) — investment securities held by investee accounted for by the equity method	74,000	7,000	281,000	102,000

Comprehensive income (loss)	$289,000	$721,000	$(3,416,000)	$6,781,000

At March 31, 2004 and June 30, 2003, shareowners’ equity includes accumulated other comprehensive income of $484,000 and $359,000, respectively, net of tax. These balances include $315,000 and $471,000 for unrealized gains on investment securities owned, and unrealized gains and (losses) of $169,000 and $(112,000) for investment securities held by an investee accounted for by the equity method, as of March 31, 2004 and June 30, 2003, respectively.

5) INVESTMENT SECURITIES - The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying value. Cash and cash equivalents consist of demand deposits and other highly liquid investments with an original term of three months or less. The investment portfolio has various maturity dates up to 14 years. A daily market exists for all investment securities. The Company believes that the impact of fluctuations in interest rates on its investment portfolio should not have a material impact on financial position or results of operations. Investments in debt securities that are not cash equivalents and marketable equity securities have been designated as available-for-sale. Those securities are reported at fair value, with net unrealized gains and losses included in accumulated other comprehensive income, net of applicable taxes. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses on investments are determined using the specific identification method. It is the Company’s intention to use these investment securities to provide working capital and fund the expansion of its business and for other business purposes.

At March 31, 2004, the Company had net unrealized gains of $501,000. At that date, the net after-tax effect of these gains was $315,000, which is included in accumulated other comprehensive income within shareowners’ equity. For the nine months ended March 31, 2004 and 2003, purchases of investments totaled $1,509,000 and $7,746,000, and sales of investment securities totaled $7,353,000 and $1,176,000, respectively.

Sparton owns a 14% interest in Cybernet Systems Corporation (Cybernet). This investment, with a carrying value of $1,861,000 and $1,400,000 at March 31, 2004 and June 30, 2003, respectively, is accounted for under the equity method and is included in other assets on the condensed consolidated balance sheet. Sparton’s share of unrealized gains (losses) on available-for-sale securities held by Cybernet is carried in accumulated other comprehensive income (loss) within the Shareowners’ Equity section of Sparton’s balance sheet.

The contractual maturities of debt securities, and total equity securities, as of March 31, 2004, are as follows:

	Years
	Within 1	1 to 5	5 to 10	Over 10	Total
Debt securities:
Corporate — primarily U.S.	$1,255,053	$5,532,795	$—	$—	$6,787,848
U.S. government and federal agency	527,204	2,709,819	1,100,135	523,125	4,860,283
State and municipal	101,050	3,077,543	1,478,187	—	4,656,780

Total debt securities	1,883,307	11,320,157	2,578,322	523,125	16,304,911
Equity securities — primarily preferred stock	—	—	—	—	599,404

Total investment securities	$1,883,307	$11,320,157	$2,578,322	$523,125	$16,904,315

6) COMMITMENTS AND CONTINGENCIES - One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been involved with ongoing environmental remediation since the early 1980’s. At March 31, 2004, Sparton has accrued $7,307,000 as its estimate of the minimum future undiscounted financial liability, of which $705,000 is classified as a current liability and included in accrued liabilities. Amounts charged to operations, principally legal and consulting fees, for the nine months ended March 31, 2004 and 2003 were $240,000 and $277,000, respectively. These costs were generally incurred in pursuit of various claims for reimbursement/recovery. The Company’s minimum cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment, operating, and continued monitoring costs for onsite and offsite pump and treat containment systems.

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

SPARTON CORPORATION AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following is management’s discussion and analysis of certain significant events affecting the Company’s earnings and financial condition during the periods included in the accompanying financial statements. Additional information regarding the Company can be accessed via Sparton’s website at www.sparton.com. Information provided at the website includes, among other items, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Quarterly Earnings Releases, and News Releases, as well as various corporate charters. The Company’s operations are in one line of business, electronic contract manufacturing services (EMS). Sparton’s capabilities range from product design and development through aftermarket support, specializing in total business solutions for government, medical, aerospace and industrial markets. This includes the design, development and/or manufacture of electronic parts and assemblies for both government and commercial customers worldwide. Governmental sales are mainly sonobuoys.

The Private Securities Litigation Reform Act of 1995 reflects Congress’ determination that the disclosures of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by corporate management. This report on Form 10-Q contains forward-looking statements within the scope of the Securities Act of 1933 and the Securities Exchange Act of 1934. The words “expects,” “anticipates,” “believes,” “intends,” “plans,” and similar expressions, and the negatives of such expressions, are intended to identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission (SEC). These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed below. Accordingly, Sparton’s future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. The Company notes that a variety of factors could cause the actual results and experience to differ materially from anticipated results or other expectations expressed in the Company’s forward-looking statements.

Sparton, as a high-mix, low to medium-volume supplier, provides rapid product turnaround for customers. High-mix pertains to customers needing multiple product types that lend themselves to lower volume manufacturing runs. As a contract manufacturer with customers in a variety of markets, the Company has substantially less visibility of end user demand and, therefore, forecasting sales can be problematic. Customers may cancel their orders, change production quantities and/or reschedule production for a number of reasons. Depressed economic conditions may result in customers delaying delivery of product, or the placement of purchase orders for lower volumes than previously anticipated. Unplanned cancellations, reductions, or delays by customers may negatively impact the Company’s results of operations. As many of the Company’s costs and operating expenses are relatively fixed, a reduction in customer demand can disproportionately affect the Company’s gross margins and operating income. The majority of the Company’s sales have historically come from a limited number of customers. Significant reductions in sales to, or a loss of, one of these customers could materially impact business if the Company were not able to replace those sales with new business.

Other risks and uncertainties that may affect operations, performance, growth forecasts and business results include, but are not limited to, timing and fluctuations in U.S. and/or world economies, competition in the overall EMS business, availability of production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, foreign currency exchange rate risk, uncertainties associated with the costs and benefits of new facilities and the closing of others, uncertainties associated with the outcome of litigation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation. A further risk factor is the availability and cost of materials. The Company has encountered availability and extended lead time issues on some electronic components in the past when market demand has been strong, which have resulted in higher prices and late deliveries. Additionally, the timing of sonobuoy sales to the U.S. Navy is dependent upon access to, and successful passage of, product tests performed by the U.S. Navy. Reduced governmental budgets have made access to the test range less predictable and less frequent than in the past. Finally, the Sarbanes-Oxley Act of 2002 has required changes in, and formalization of, some of the Company’s Corporate governance and compliance practices. The SEC and New York Stock Exchange have also passed new rules or regulations requiring additional compliance activities. Compliance with these rules has increased administrative costs, and it is expected that certain of these costs will continue indefinitely. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

Three-Month Periods

Sales for the three-month period ended March 31, 2004, totaled $43,566,000, an increase of $2,725,000 (7%) from the same quarter last year. Government sales increased $4,223,000 (43%) to $14,061,000. This increase is principally due to the successful passage of several sonobuoy drop tests during March, as well as the resolution of previous technical difficulties related to one sonobuoy contract. Industrial market sales of $11,169,000 showed a significant decline, down $3,967,000 (26%) from the same period last year. Industrial sales have been adversely impacted by the reduced demand for detection equipment for U.S. airports. Medical/scientific instrumentation sales were consistent with third quarter sales in fiscal 2003 ($4,451,000 versus $4,485,000 last year). Sales to the aerospace markets were $13,885,000, versus $11,383,000 last year, an increase of $2,502,000 (22%). This increase was mainly attributable to increased orders from existing customers.

An operating profit of $133,000 was reported for the three months ended March 31, 2004, compared to $801,000 for the three months ended March 31, 2003. Gross margin for the three months ended March 31, 2004, was 8%, up from 4% for the previous three months ended December 31, 2003. The improved margin reflects the conclusion of the start-up phase of several programs, as well as the completion of one sonobuoy contract that had experienced technical problems. The 8% gross margin for the three months ended March 31, 2004, was down from 10% in fiscal 2003. The decrease was partially due to a less favorable product mix. In addition, the provision for pension costs was adjusted by $481,000 to reflect the revised annual estimate of such costs, most of which are carried in cost of goods sold. The costs have increased due to depressed market conditions and lower than expected rate of return on pension assets. The Company is focused on continuing to improve margins through cost reductions and/or recoupment of unplanned expenses from several customers. There were no significant cost to complete adjustments on long term contracts for the three months ended March 31, 2004. Gross profit varies from period to period and is affected by a number of factors, including product mix, production efficiencies, component costs, capacity utilization, and new product introduction. In addition, as many of the Company’s costs and operating expenses are fixed, a reduction in customer demand depresses gross profit and operating income. Selling and administrative expenses were consistent with the prior year period.

Interest and Investment Income decreased $31,000 to $157,000 in 2004. This reduction was due to the reduced funds available for investment. Other Expense-Net in 2004 was $65,000 versus $61,000 in 2003. Translation adjustments, along with gains and losses from foreign currency transactions, are included in current earnings and, in the aggregate, amounted to a loss of $10,000 during the three months ended March 31, 2004.

Due to factors described above, the Company reported net income of $156,000 ($0.02 per share, basic and diluted) for the three months ended March 31, 2004, versus $671,000 ($0.08 per share, basic and diluted) for the corresponding period last year.

Nine-Month Periods

Sales for the nine-month period ended March 31, 2004, totaled $113,231,000, a decline of $7,658,000 (6%), compared to the same period last year. All markets, with the exception of aerospace, are down from the same period last year. Government sales were $30,746,000 for the nine months ended March 31, 2004, down slightly from prior year’s sales of $32,715,000, a decline of 6%. Medical/scientific instrumentation sales were $13,497,000 for the nine months ended March 31, 2004, compared to $14,274,000 for the prior year period, a decline of 5%. Industrial sales also declined from the prior year, with sales of $29,089,000 for the nine months ended March 31, 2004, compared to $41,157,000 for the prior year period, a decline of 29%. While other markets have declined, aerospace sales increased by $7,155,000 (22%) to $39,899,000 from the prior year period, primarily due to increased orders from existing customers. Government sales declined from last year in part due to the overall decline in sonobuoy sales to the U.S. Navy and delayed foreign sonobuoy sales. Technical difficulties have also adversely impacted sales and margins on several current sonobuoy contracts. Industrial sales have declined sharply due to reduced sales for homeland security. Prior year’s sales benefited from strong demand for homeland security products, principally driven by the demand for detection equipment in U.S. and Canadian airports. These sales totaled approximately $2 million in fiscal 2004 compared to approximately $22 million last year. This decline in the industrial market was partially offset by increased sales to other existing industrial customers.

The majority of our sales come from a small number of customers. Sales to our 6 largest customers, including government sales, accounted for approximately 75% of net sales in both periods. Four of the customers, including government, were the same both years. One of these customers, with 24% and 16% of the sales as of March 31, 2004 and 2003, respectively, is comprised of several separate facilities.

An operating loss of $5,358,000 was reported for the nine months ended March 31, 2004, versus an operating profit of $8,826,000 for the same period last year. Included in prior year’s operating income was a $5,500,000 recovery ($3,630,000 net of tax) of certain environmental remediation costs. It reflects Sparton’s settlement with the DOE and others regarding the reimbursement of costs incurred at the Company’s Sparton Technology Coors Road property. Also included were charges related to the New Mexico environmental remediation effort, principally litigation, of $240,000 in 2004 and $277,000 in 2003, respectively. Several programs were in start-up mode during the nine months ended March 31, 2004, and contributed minimal or negative margins. An engineering redesign on an existing proprietary product line this year resulted in charges of $519,000. Finally, as discussed above, increased pension costs further depressed gross margin. Pension costs of $545,000 and $96,000 have been incurred as of March 31, 2004 and 2003, respectively. The majority of pension costs are carried in cost of goods sold, with the remainder in selling and administrative expense. While pension expense has increased, no cash payment will be required this year due to the plan’s funded status. Selling and administrative expenses have increased slightly from the prior year. Most of this increase was due to research and development activities, primarily related to government contracts. Research and development, including bid and proposal, expenses totaled $2.5 million as of March 31, 2004, compared to $1.0 million for the same period in 2003. While these expenses have shown a larger increase as a percentage of sales over the prior year, many expenses in this area are somewhat fixed and do not fluctuate directly based on sales volume.

Interest and Investment Income increased $20,000 to $510,000 in 2004. Other Expense-Net in 2004 was $375,000 versus $107,000 in 2003. Other Expense-Net in 2004 and 2003 includes a charge of $538,000 and $120,000, respectively, for insurance adjustments related to Sparton’s previously owned automotive segment. The change was for a previously disputed claim, which has since been settled. Translation adjustments, along with gains and losses from foreign currency transactions, included in current earnings and, in the aggregate, resulted in a gain of $163,000 for the nine months ended March 31, 2004.

Due to the factors described above, the Company reported a loss of $3,541,000 ($(0.42) per share, basic and diluted) for the nine months ended March 31, 2004, versus net income of $6,427,000 ($0.77 per share basic, $0.76 per share diluted) for the corresponding period last year.

LIQUIDITY AND CAPITAL RESOURCES

For the nine-month period ended March 31, 2004, Cash and Cash Equivalents increased $45,000 to $10,607,000. Operating activities used $464,000 in net cash flows. The primary source of cash was collections on accounts receivable, reflective of receipts for the unusually large balance in receivables at June 30, 2003. The primary use of cash was an increase in inventories, along with operating losses. A portion of the increase in inventories is reflective of delayed customer delivery schedules and material purchased for new program start-ups.

Cash flows provided by investing activities for the nine-month period ended March 31, 2004, totaled $490,000. Purchases of property, plant and equipment were principally for the purchase of a new manufacturing facility in Albuquerque, New Mexico. This new facility will replace the Company’s existing facility in Rio Rancho, New Mexico, which will be sold. The transition between facilities is anticipated to be completed in the next 3-5 months. The new facility, which was purchased for approximately $4.5 million, is included in property, plant, and equipment within the asset section of the balance sheet as of March 31, 2004. The building was funded through the sale of investment securities. The existing facility will continue in use through the transition, at which point the Company plans to sell it at an anticipated gain. With the new facility, the Company anticipates additional contract opportunities that were previously not available.

Cash flow provided by financing activities for the nine months ended March 31, 2004, totaled $20,000, primarily from stock options exercised.

The Company’s market risk exposure to foreign currency exchange and interest rates are not considered to be material, principally due to their short term nature and minimal receivables and payables designated in foreign currency. The Company has had no short-term bank debt since December 1996, and currently has an unused informal line of credit totaling $20 million.

At March 31, 2004 and June 30, 2003, the aggregate government EMS backlog was approximately $53 million and $51 million, respectively. A majority of the March 31, 2004, backlog is expected to be realized in the next 12-15 months. Commercial EMS orders are not included in the backlog. The Company does not believe the amount of commercial activity covered by firm purchase orders is a meaningful measure of future sales, as such orders may be rescheduled or cancelled without significant penalty.

Sparton has continued to pursue operations in Vietnam, which should provide increased growth opportunities. As the Company has not previously done business in this emerging market, there are many uncertainties and risks inherent in this potential venture. On April 23, 2004, the Board of Directors approved a proposal to proceed with this expansion. The venture will not be conducted as a joint venture with Texatronics, Inc. as previously described, as they have voluntarily withdrawn from the plan. Meetings have been held with architects and contractors to investigate the type, design and cost of a new manufacturing facility in Vietnam. It is estimated that Sparton will invest approximately $5-$7 million, which includes land, building, and initial operating expenses. The new operation will carry the name Spartronics, Inc. The Company is also continuing a program of identifying and evaluating potential acquisition candidates in both the defense and medical markets.

No cash dividends were declared in either period presented. At March 31, 2004, the Company had $87,772,000 in shareowners’ equity ($10.52 per share), $70,356,000 in working capital, and a 4.84:1.00 working capital ratio. For the foreseeable future (12-18 months), the Company believes it has sufficient liquidity for its anticipated needs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2003. The preparation of these financial statements requires estimates, assumptions, and judgements that affect the amounts reported of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are regularly evaluated and are based on historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates. The following critical accounting policies affect the more significant judgements and estimates used in the preparation of the Company’s consolidated financial statements.

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

Commercial Inventory Valuation Allowances

Inventory valuation allowances for commercial customer inventories require a significant degree of judgment and is influenced by the Company’s experience to date with both customers and other markets, prevailing market conditions for raw materials, contractual terms and customers’ ability to satisfy these obligations, environmental or technological materials obsolescence, changes in demand for customer products, and other factors resulting in acquiring materials in excess of customer product demand. Contracts with some commercial customers may be based upon estimated quantities of product manufactured for shipment over estimated time periods. Raw material inventories are purchased to fulfill these customer requirements. Within these arrangements, customer demand for products frequently changes, sometimes creating excess and obsolete inventories.

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

Allowance for Possible Losses on Receivables

The accounts receivable balance is recorded net of allowances for amounts not expected to be collected from customers. The Company maintains an allowance for possible estimated losses on receivables. The allowance is estimated based on historical experience of write-offs, the level of past due amounts, information known about specific customers with respect to their ability to make payments, and future expectations of conditions that might impact the collectibility of accounts. Accounts receivable are generally due under normal trade terms for the industry. Credit is granted, and credit evaluations are periodically performed, based on a customers’ financial condition and other factors. Although the Company does not generally require collateral, cash in advance or letters of credit may be required from customers in certain circumstances, including some foreign customers. When management determines that it is probable that an account will not be collected, it is charged against the allowance for possible losses. The Company reviews the adequacy of its allowance monthly. The allowance for doubtful accounts was $316,000 and $739,000 at March 31, 2004 and June 30, 2003, respectively. If the financial conditions of customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. The significant reduction in allowance for doubtful accounts from June 30 was primarily due to the write off of $440,000 for one account. The account, which was previously reserved, was deemed uncollectable and, therefore, written off.

Pension Obligations

The Company calculates the cost of providing pension benefits under the provisions of Statement of Financial Accounting Standards (SFAS) No. 87. The key assumptions required within the provisions of SFAS No. 87 are used in making these calculations. The most significant of these assumptions are the discount rate used to value the future obligations and the expected return on pension plan assets. The discount rate is consistent with market interest rates on high-quality, fixed income investments. The expected return on assets is based on long-term returns and assets held by the plan, which is influenced by historical averages. If actual interest rates and returns on plan assets materially differ from the assumptions, future adjustments to the financial statements would be required. While changes in these assumptions can have a significant effect on the pension benefit obligations reported in the Consolidated Balance Sheets and the unrecognized gain or loss accounts, the effect of changes in these assumptions is not expected to have a significant effect on net periodic pension costs in the near term. While these assumptions may change in the future based on changes in long-term interest rates and market conditions, there are no known expected changes in these assumptions as of March 31, 2004. As indicated above, to the extent the assumptions differ from actual results, there would be a future impact on the financial statements. The extent to which this will result in future expense is not determinable at this time as it will depend upon a number of variables, including trends in interest rates and the actual return on plan assets. For example, an increase in the return on the plan assets due to improved market conditions would reduce the unrecognized loss account and thus reduce future expense. During the quarter ended March 31, 2004, the annual actuarial valuation of the pension plan was received. Based on the most recent valuation, pension expense for fiscal 2004 is estimated to be $727,000, versus the prior year’s cost of $128,000. The following factors contributed to this increase: market values at July 1, 2003 (the valuation date) were very low causing a significant decrease in the value of pension assets, the actual rate of return in the current market environment was lower than previous estimates, and the use of a lower discount rate in the calculation further unfavorably impacted the valuation results. While pension expense has increased, no cash payments will be required this year due to the plan’s funded status.

OTHER

Litigation

One of Sparton’s facilities, located in Albuquerque, New Mexico, has been the subject of ongoing investigations conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). The investigation began in the early 1980’s and involved a review of onsite and offsite environmental impacts.

At March 31, 2004, Sparton has accrued $7,307,000 as its estimate of the future undiscounted minimum financial liability related to this site. The Company’s cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment and operating costs for onsite and offsite operations and is based on existing methodology. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. It is possible that cash flows and results of operations could be affected by the impact of the ultimate resolution of this contingency.

Sparton is currently involved with two legal actions, which are disclosed in Part II — “Other Information, Item 1. Legal Proceedings” of this report. At this time, the Company is unable to predict the outcome of either of these claims.

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

As of March 31, 2004, an evaluation was updated by the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures continue to be effective as of March 31, 2004. There have been no changes in the Company’s internal controls over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been involved with ongoing environmental remediation since the early 1980’s. At March 31, 2004, Sparton has accrued $7,307,000 as its estimate of the minimum future undiscounted financial liability, of which $705,000 is classified as a current liability and included in accrued liabilities. The Company’s minimum cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment, operating, and continued monitoring costs for onsite and offsite pump and treat containment systems.

Factors which cause uncertainties with respect to the Company’s estimate include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be significantly affected by the impact of changes associated with the ultimate resolution of this contingency. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. It is possible that cash flows and results of operations could be materially affected by the impact of the ultimate resolution of this contingency.

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

In September 2002, Sparton Technology, Inc. (STI) filed an action in the U.S. District Court for the Eastern District of Michigan to recover certain unreimbursed costs incurred as a result of a manufacturing relationship with two entities, Util-Link, LLC (Util-Link) of Delaware and National Rural Telecommunications Cooperative (NRTC) of the District of Columbia. On or about October 21, 2002, the defendants filed a counterclaim seeking money damages, alleging that STI breached its duties in the manufacture of products for the defendants. The defendant Util-Link has asked for damages in the amount of $25,000,000 for lost profits. The defendant NRTC has asked for damages in the amount $20,000,000 for the loss of its investment in and loans to Util-Link. Sparton believes that the damages sought by NRTC are included in Util-Link’s claim for damages and as such, are duplicative. Sparton also believes the counterclaim to be without merit and is vigorously positioning itself to defend against it. This case is in the discovery stage.

At this time, the Company is unable to predict the outcome of either of these two claims.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

3 & 4	The amended By-Laws of the Registrant are filed herewith and attached.

Amended Articles of Incorporation of the Registrant were filed on Form 10-Q for the three-month period ended September 30, 2002, and are incorporated herein by reference.

Amended Code of Regulation of the Registrant were filed with Form 10-Q for the three-month period ended September 30, 1982, and are incorporated herein by reference.

31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K filed in the third quarter of fiscal 2004:

•	On February 13, 2004, the Company filed a report on Form 8-K disclosing under Item 7 “Exhibits” and Item 12 “Results of Operation and Financial Condition”; that the Company issued a press release, dated February 13, 2004, announcing the financial results for the second quarter and six months ending December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTON CORPORATION
Date: May 14, 2004	/s/ DAVID W. HOCKENBROCHT David W. Hockenbrocht, Chief Executive Officer
Date: May 14, 2004	/s/ RICHARD L. LANGLEY Richard L. Langley, Chief Financial Officer

ATTACHMENT

SPARTON CORPORATION
BY-LAWS

ARTICLE I — MEETING OF DIRECTORS

     A regular meeting of the Board of Directors shall be held immediately following the annual meeting of the shareholders at the place where such shareholders’ meeting is held, and regular meetings of the Board of Directors shall also be held at such time and place, within or without the State of Ohio, as may be fixed by the Board of Directors.

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

     The Secretary of the Company shall give notice of the time and place of each regular or special meeting of the Board or mailing or telegraphing such notice to each director at least three (3) days, or telephoning such notice at least two (2) days before the time fixed for such meeting, except the meeting following the annual shareholders’ meeting, which meeting shall require no notice.

     A majority of the directors then holding office shall be necessary to constitute a quorum for the transaction of business, provided, however, that the directors present at any directors’ meeting, though less than such majority, may adjourn such meeting from time to time. No notice of any adjourned meeting need be given other than by announcement at the meeting at which such adjournment is taken.

     Any action which may be authorized or taken at a meeting of the directors may be authorized or taken without a meeting in a writing or writings signed by all the directors, which writing or writings shall be filed with or entered upon the records of the corporation.

ARTICLE II — EXECUTIVE COMMITTEE

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

ARTICLE III — OFFICERS

     The Board of Directors shall annually elect a President, one or more Vice Presidents, a Secretary and a Treasurer, and may also annually elect a Chairman of the Board, one or more Assistant Secretaries and one or more Assistant Treasurers. The Board of Directors may further elect or appoint such other officers or agents as the Board of Directors may from time to time deem necessary who shall have such authority and perform such duties as may be prescribed by the Board of Directors. Each officer shall hold office until the next annual shareholders’ meeting and until his successor is elected and qualified unless sooner removed by the Board of Directors, which the Board of Directors shall have power to do at any time, with or without cause, without prejudice to the contract rights of such officer.

     The President shall have power to suspend or remove any officer of the Company, except the Chairman of the Board of Directors, subject to the right of the Board of Directors or the Executive Committee to reinstate such officer.

ARTICLE IV — CHAIRMAN OF THE BOARD OF DIRECTORS

     The Chairman of the Board of Directors shall preside at all meetings of the Board of Directors. He shall also have such other powers and duties as the Board of Directors may from time to time authorize or impose.

ARTICLE V — PRESIDENT

     The President shall be the chief executive officer of the Company and shall perform such duties as are specifically imposed upon him by statute and as from time to time may be imposed upon him by the Board of Directors or by the Executive Committee. He shall have the general management of the Company’s business and affairs, subject, however, at all times to the control of the Board of Directors and of the Executive Committee and to the right of the Board of Directors or the Executive Committee to delegate any specific power or duty, except such as may be by statute conferred exclusively upon the President, to any other officer or officers of the Company.

     In the event of the absence of disability of the Chairman of the Board of Directors or in the event no Chairman of the Board is elected, the President shall preside at all meetings of the Board of Directors and the Executive Committee of the Board of Directors.

ARTICLE VI — VICE PRESIDENTS

     The Vice Presidents of the Company shall perform such duties as from time to time may be respectively imposed upon them by the Board of Directors or by the Executive Committee or by the President, and in case of the absence or disability of the President or of a vacancy in his office, the Vice President who is then the senior in office shall be vested with all the President’s powers and be required to perform all the President’s duties, unless the Board of Directors shall otherwise provide.

     The Board of Directors may specifically designate any Vice President of the Company as Executive Vice President or Senior Vice President or other designation or title and assign to him such powers and duties as the Board of Directors may determine.

ARTICLE VII — SECRETARY

     The Secretary shall perform such duties as from time to time may be imposed upon the Secretary by the Board of Directors, the Executive Committee or the President.

     The Board of Directors or the Executive Committee shall from time to time designate an officer(s) or a director(s) who shall be responsible to record the minutes of meetings of the Board of Directors, the Executive Committee and all other committees of the Board of Directors. The Board of Directors or the Executive Committee may designate any officer(s) or director(s) to be responsible to record the minutes, and may designate different officers or directors to record the minutes of different meetings.

ARTICLE VIII — ASSISTANT SECRETARIES

     The Assistant Secretaries of the Company shall perform such duties as from time to time may be respectively imposed upon them by the Board of Directors or by the Executive Committee or by the President, and in case of the absence or disability of the Secretary or of a vacancy in his office, the Assistant Secretary (or if there be more than one Assistant Secretary, then the Assistant Secretary who is then the senior in office) shall be vested with all the Secretary’s powers and required to perform all the Secretary’s duties.

ARTICLE IX — TREASURER

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

ARTICLE X — ASSISTANT TREASURERS

     The Assistant Treasurers of the Company shall perform such duties as from time to time may be respectively imposed upon them by the Board of Directors or by the Executive Committee or by the President, and in case of the absence or disability of the Treasurer or of a vacancy in his office, the Assistant Treasurer (or if there be more than one Assistant Treasurer, then the Assistant Treasurer who is then the senior in office) shall be vested with all the Treasurer’s powers and required to perform all the Treasurer’s duties.

ARTICLE XI — GENERAL PROVISIONS

     In case of the absence or disability of any officer of the Company, or for any reason that may seem sufficient to the Board of Directors or to the Executive Committee, the Board of Directors or the Executive Committee, except as prohibited by law, may delegate his powers and duties to any other officer or to any director.

ARTICLE XII — RESIGNATIONS

     Any director or other elected officer may resign at any time. The acceptance of his resignation shall not be required to make it valid.

ARTICLE XIII — FISCAL YEAR

     The fiscal year of the Company shall begin on the first day of July and end on the thirtieth day of June in each year.

ARTICLE XIV — CHECKS, NOTES, ETC.

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

     Contracts, deeds and other documents executed by the Company may be signed in the name and on behalf of the Company by the President or any Vice President and by the Secretary or any Assistant Secretary or the Treasurer or any Assistant Treasurer unless the Board of Directors or the Executive Committee shall otherwise determine, provided, however, that one person shall not sign in more than one capacity unless the Board of Directors or Executive Committee shall so direct. The Board of Directors or the Executive Committee may authorize any other officer or officers or agent or agents of the Company to enter into any contract or to execute and deliver any contract or other instrument in the name and on behalf of the Company.

ARTICLE XV — SEAL

     The common corporate seal of the corporation shall consist of a round seal with the words “SPARTON CORPORATION, OHIO” in the margin thereof and the word “SEAL” in the center thereof.

ARTICLE XVI — METHOD OF GIVING NOTICE

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

ARTICLE XVII — ALTERATION OF BY-LAWS

     The Board of Directors, by a vote of a majority of the full Board of Directors, may, at any regular or special meeting, alter, amend or repeal the By-Laws.