Form 10-K
period 2004-06-30
SPARTON CORP
filed 2004-09-24
CIK 92679

United States Securities and Exchange Commission

Washington D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2004.

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
(Address of Principal Executive Offices)

(517) 787-8600
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $1.25 Par Value (Title of each class)	NEW YORK STOCK EXCHANGE (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]

State the aggregate market value of the voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter: The aggregate market value of voting common stock held by non-affiliates was $61.2 million, based on the closing price of common shares as of December 31, 2003, which was $10.05 per share.

The number of shares of common stock outstanding as of August 31, 2004, was 8,352,352.

DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the definitive Proxy Statement for the fiscal year ended June 30, 2004, to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held November 10, 2004, are incorporated by reference into Part III of this Form 10-K.

NYSE:SPA	SPARTON

NYSE:SPA	SPARTON

i

PART I

Item l. Business

The Company has been in continuous existence since 1900. It was last reorganized in 1919 as an Ohio corporation. The Company’s operations are in one line of business, electronic contract manufacturing services (EMS). The Company provides design and electronic manufacturing services, which include a complete range of engineering, pre-manufacturing and post-manufacturing services. Capabilities range from product design and development through aftermarket support. All facilities are registered to ISO 9001, with many having additional certifications. Products and services include complete “Box Build” products for Original Equipment Manufacturers, microprocessor-based systems, transducers, printed circuit boards and assemblies, sensors and electromechanical devices for the telecommunications, medical/scientific instrumentation, electronics, aerospace, and other industries, as well as engineering services relating to these product sales. The Company also develops and manufactures sonobuoys, anti-submarine warfare (ASW) devices, used by the U.S. Navy and other free-world countries. See Note 11 to the Consolidated Financial Statements included in Item 8 for information regarding the Company’s product sales. The Company’s website address is www.sparton.com. Information provided at the website includes, among other items, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Quarterly Earnings Releases, News Releases, Governance Guidelines, and the Code of Ethics, as well as various Board of Director committee charters. The Company provides, free of charge, copies of its periodic and current reports (e.g., Forms 10-K, 10-Q and 8-K) and amendments to such reports that are filed with the Securities and Exchange Commission (SEC), as well as the Board of Director committee charters. Reports are available as soon as reasonably practicable after such reports are filed with or furnished to the SEC, either at the Company’s website or through a link to the SEC’s site.

Electronic Contract Manufacturing Services

Historically, the Company’s principal electronics product has been sonobuoys, which are ASW devices used by the U.S. Navy and other free-world military organizations. The Company competes with a very limited number of qualified manufacturers for sonobuoy procurements by the U.S. and select foreign governments. Contracts are obtained through competitive bid or direct procurement.

The Company continues to focus on substantially expanding sales in the high-mix, low to medium-volume non-sonobuoy EMS markets. High-mix pertains to customers needing multiple product types with generally lower volume manufacturing runs. This is where the Company expects substantial future revenue growth, with emphasis on government, aerospace, medical/scientific instrumentation, telecommunications and industrial controls markets. Many of the physical and technical attributes in the production of electronics for sonobuoys are the same as those required in the production of other electrical and electromechanical products and assemblies. The Company’s EMS business includes design and/or manufacture of a variety of electronic and electromechanical products and assemblies. Sales are generally obtained on a competitive basis. Competitive factors include technical ability, customer service, product quality, timely delivery and price.

As non-sonobuoy EMS business has grown, there has been an increasing focus to also provide design services. The engineering function has centralized staff management, with a continuing presence in five of the six locations. The engineering organization, with centralized management and decentralized operations, allows the Company to deliver products and services in an efficient manner and enhances the Company’s focus on new and expanding technologies. Non-sonobuoy electronic contract manufacturing and services are sold primarily through a direct sales force. In the commercial EMS business, Sparton must compete with a significant number of domestic and foreign manufacturers, some of which are much larger in terms of size and/or financial resources. The Company generally contracts with its customers to manufacture products based on the customer’s design, specifications and shipping schedules. Normally, EMS programs do not require the Company’s direct involvement in product marketing. Material cost and availability, product quality, delivery and reliability are all very important factors in the commercial EMS business. In general, margins within the non-sonobuoy EMS markets are lower than those historically obtained in the ASW or proprietary electronics market. The lower margins are primarily due to intense competition and the higher material content of the products sold.

At June 30, 2004 and 2003, the government backlog was approximately $41 million and $51 million, respectively. A majority of the fiscal 2004 backlog is expected to be realized in fiscal 2005. Commercial EMS sales are not included in the backlog. The Company does not believe the amount of backlog of commercial sales covered by firm purchase orders is a meaningful measure of future sales, as such orders may be rescheduled or cancelled without significant penalty.

Other

One of Sparton’s largest customers is the U.S. Navy. While the loss of U.S. government sonobuoy sales would have a material adverse financial effect on the Company, the loss of any one of several other customers, including Honeywell (with sales in excess of 10%), Raytheon, Waters, and Smith Detection, could also have a significant financial impact. The Company continues to grow its non-sonobuoy EMS sales with the objective of expanding the customer base, thus reducing the Company’s exposure to any single customer.

Materials for the electronics operations are generally available from a variety of worldwide sources, except for selected components. Access to competitively priced materials is critical to success in the EMS business. In certain markets, the volume purchasing power of the larger competitors creates a cost advantage for them. Although the electronics industry has experienced spot shortages, the Company does not expect to encounter significant long-term problems in obtaining sufficient raw materials. The risk of material obsolescence in the contract EMS business is less than it is in many other markets because raw materials and component parts are generally only purchased upon receipt of a customer’s order. However, excess material resulting from order lead-time is a risk factor due to potential order cancellation or design changes by customers. While overall sales fluctuate during the year, such fluctuations do not reflect a definitive seasonal pattern or tendency.

NYSE:SPA	SPARTON

Expenditures not funded by customers for research and development (R&D), with a focus on product development, amounted to approximately $1,756,000 in fiscal 2004, compared to $340,000 in fiscal 2003 and $338,000 in fiscal 2002, and are included in selling and administrative expense. Customer funded R&D costs are included in costs of goods sold. There are approximately 31 employees involved in R&D activities. Few, if any, devote all of their time to such efforts.

Sparton employed approximately 1,200 people at June 30, 2004. The Company has one operating division and three wholly-owned active operating subsidiaries.

Item 2. Properties

The following is a listing of the principal properties used by Sparton in its business. Sparton owns all of these properties with the exception of the Rio Rancho, New Mexico facility, which is now leased. These facilities provide a total of approximately 798,000 square feet of manufacturing and administrative space, excluding 110,000 square feet of new production space which is owned but not yet occupied in Albuquerque, New Mexico. There are manufacturing and/or office facilities at each location. Reflective of the current economic environment, Sparton’s manufacturing facilities are currently underutilized. Underutilized percentages vary by plant; however, ample space exists to accommodate expected near term growth. Sparton believes these facilities are suitable for its operations.

Jackson, Michigan	DeLeon Springs, Florida (2 plants)	Brooksville, Florida
Rio Rancho, New Mexico	Deming, New Mexico	London, Ontario, Canada

The transition to the Company’s recently purchased manufacturing facility in Albuquerque, New Mexico (to replace the existing Rio Rancho facility) is expected to occur this fall. At the present time, there are no operations at this new facility. The Company’s Rio Rancho facility was sold in June 2004. Sparton is temporarily leasing the Rio Rancho facility from the purchaser to allow production to continue. It is anticipated that the Company will continue to lease the Rio Rancho facility until the transition to the new facility has been completed. Not included above with the Company’s other owned properties is the Company’s Coors Road, Albuquerque, New Mexico, facility. Sparton leases this facility to another company under a long-term lease, which contains an option to buy.

Item 3. Legal Proceedings

Various litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are non-routine. The Company and its subsidiaries are also involved in certain compliance issues with the United States Environmental Protection Agency (EPA) and various state agencies, including being named as a potentially responsible party at several sites. Potentially responsible parties (PRPs) can be held jointly and severally liable for the clean-up costs at any specific site. The Company’s past experience, however, has indicated that when it has contributed only relatively small amounts of materials or waste to a specific site relative to other PRPs, its ultimate share of any clean-up costs has been minor. Based upon available information, the Company believes it has contributed only small amounts to those sites in which it is currently viewed as a PRP.

In February 1997, several lawsuits were filed against Sparton’s wholly-owned subsidiary, Sparton Technology, Inc. (STI), alleging that STI’s Coors Road facility presented an imminent and substantial threat to human health or the environment. On March 3, 2000, a Consent Decree was entered, settling the lawsuits. The Consent Decree represents a judicially enforceable settlement and contains work plans describing remedial activity STI agreed to undertake. The remediation activities called for by the work plans have been installed and are either completed or are currently in operation. It is anticipated that ongoing remediation activities will operate for a period of time during which STI and the regulatory agencies will analyze their effectiveness. The Company believes that it will take at least five years from the date of the Consent Decree, dated March 3, 2000, before the effectiveness of the groundwater containment wells can be established. Documentation and research for the preparation of the initial five year report and review are currently underway. If current operations are deemed ineffective, additional remedies may be imposed at a significantly increased cost. There is no assurance that additional costs greater than the amount accrued will not be incurred or that no adverse changes in environmental laws or their interpretation will occur.

Upon entering into the Consent Decree, the Company reviewed its estimates of the future costs expected to be incurred in connection with its remediation of the environmental issues associated with its Coors Road facility over the next 30 years. The Company increased its accrual for the cost of addressing environmental impacts associated with its Coors Road plant by $10,000,000 (pre-tax) in December 1999. At June 30, 2004, the remaining undiscounted minimum accrual for EPA remediation approximates $7,198,000. The Company’s estimate is based upon existing technology and current costs which have not been discounted. The estimate includes equipment and operating and maintenance costs for the onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes the required periodic reporting requirements. This estimate does not include legal and related consulting costs which are expensed as incurred. The estimate does not reflect any offset or reduction for monies recovered from various parties which the Company is currently pursuing as described below.

NYSE:SPA	SPARTON

In 1998, STI commenced litigation in two courts against the United States Department of Energy (DOE) and others seeking reimbursement of Sparton’s costs incurred in complying with, and defending against, federal and state environmental requirements with respect to its former Coors Road facility. Sparton also sought to recover future costs being incurred by the Company on an ongoing basis as a result of continuing remediation at the Coors Road facility. During the first quarter of fiscal 2003, Sparton reached an agreement with the DOE and others to recover certain remediation costs. Under the agreement, Sparton was reimbursed a portion of the costs the Company has incurred in its investigation and site remediation efforts at the Coors Road facility. Under the settlement terms, Sparton received $4,850,000 from the DOE and others in fiscal 2003, and an additional $1,000,000 in fiscal 2004. In addition, the DOE has agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8,400,000 incurred at the site. With the settlement, Sparton received cash and gained some degree of risk protection, with the DOE sharing in costs incurred above the established level. The financial impact of the settlement was recorded in the first quarter of fiscal 2003, ending September 30, 2002. Most of the settlement proceeds (approximately $5,500,000) were recorded as income.

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

In September 2002, STI filed an action in the U.S. District Court for the Eastern District of Michigan to recover certain unreimbursed costs incurred as a result of a manufacturing relationship with two entities, Util-Link, LLC (Util-Link) of Delaware and National Rural Telecommunications Cooperative (NRTC) of the District of Columbia. On or about October 21, 2002, the defendants filed a counterclaim seeking money damages, alleging that STI breached its duties in the manufacture of products for the defendants. The defendant Util-Link has asked for damages in the amount of $25,000,000 for lost profits. The defendant NRTC has asked for damages in the amount of $20,000,000 for the loss of its investment in and loans to Util-Link. Sparton has had an opportunity to review the respective claims and believes that the damages sought by NRTC are included in Util-Link’s claim for damages and, as such, are duplicative. Sparton believes the counterclaim to be without merit and intends to vigorously defend against it. This case is in the pretrial stage.

At this time, the Company is unable to predict the outcome of the above claims.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the last quarter of the period covered by this report.

Executive Officers of the Registrant - Information with respect to executive officers of the Registrant is set forth below. The positions noted have been held for at least five years, except where noted.

David W. Hockenbrocht, Chief Executive Officer since October 2000 and President since January 1978. (Age 69)

Douglas E. Johnson, Chief Operating Officer and Executive Vice President since February 2001 and Vice President since 1995. (Age 56)

Richard L. Langley, Chief Financial Officer since February 2001, Vice President and Treasurer since 1990. (Age 59)

Joseph S. Lerczak, Secretary since June 2002 and Corporate Controller since April 2000. Prior to these dates, Mr. Lerczak held the positions of Manager of Internal Audit for ArvinMeritor, Inc., an automotive supplier, from April 1998 to March 2000, and Assistant Treasurer for Sparton Corporation from June 1990 to March 1998. (Age 47)

Alan J. Houghtaling, Vice President, Business Development since May 2000. Prior to that date, Mr. Houghtaling held various positions including Director of Business Development ECM, Division Director of Business Development and Director of ECM Business for Sparton. (Age 47)

Stephanie A. Martin, Vice President, Corporate Materials Acquisitions and Logistics since May 2000. Prior to that date, Ms. Martin held various positions since October 1996 including Director Corporate Materials Acquisition and Logistics for Sparton Electronics Florida, Inc.. (Age 48)

Michael D. Sobolewski, Vice President, Engineering since July 2002. Prior to that date, Mr. Sobolewski was Director of Electronic Contract Manufacturing Engineering since July 1998. (Age 40)

NYSE:SPA	SPARTON

Charles A. Stranko, Vice President, Corporate Sales since July 2002. Previously, Mr. Stranko held the position of Vice President, General Manager Sparton Technology, Inc. since January 2001. Prior to that date, Mr. Stranko held various managerial positions within the Company since January 1998. (Age 46)

Michael G. Woods, Vice President, General Manager of Sparton of Canada, Ltd. since August 1999. Prior to that date, Mr. Woods was General Manager of Sparton of Canada, Ltd. since November 1998. (Age 45)

There are no family relationships among the persons named above. All officers are elected annually and serve at the discretion of the Board of Directors.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the symbol SPA. On August 31, 2004, there were 595 registered holders of record of the Company’s common stock. The price of the Company’s common stock as of August 31, 2004, was $9.00. The Company declared a 5% common stock dividend on October 21, 2003; cash was paid in lieu of fractional shares. The Company did not pay a cash dividend on its common stock in fiscal 2004. The historical high and low common stock prices per share were as follows:

Quarter Ended: (1)		September 30	December 31	March 31	June 30
Fiscal 2004	High	$11.22	$11.55	$10.50	$9.20
	Low	8.60	9.15	8.20	8.00
Fiscal 2003	High	$9.00	$8.40	$8.10	$8.80
	Low	8.10	7.70	7.30	7.55

See Part III, Item 12 for certain information concerning the Company’s equity compensation plans.

(1) The above stock price information has not been restated to reflect any potential impact of the 5% stock dividends declared in January and October 2003.

NYSE:SPA	SPARTON

Item 6. Selected Financial Data (1)

OPERATING RESULTS
	2004	2003	2002	2001	2000
Net sales	$161,003,942	$169,861,287	$149,672,143	$187,620,426	$161,914,446
Costs of goods sold	151,652,477	150,659,969	132,273,801	169,153,517	150,368,886
Selling and administrative expenses	14,528,367	7,866,686	13,373,770	16,333,066	25,197,716

Operating income (loss)	(5,176,902)	11,334,632	4,024,572	2,133,843	(13,652,156)
Other income	996,405	898,640	43,632	11,194	944,422

Income (loss) before income taxes	(4,180,497)	12,233,272	4,068,204	2,145,037	(12,707,734)
Provision (credit) for income taxes	(2,137,000)	3,241,000	1,140,000	844,000	(4,026,000)

Net income (loss)	$(2,043,497)	$8,992,272	$2,928,204	$1,301,037	$(8,681,734)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Common stock - basic	8,345,348	8,339,649	8,339,419	8,530,972	8,630,470
Common stock - diluted	8,345,348	8,428,447	8,395,185	8,543,582	8,630,470

PER SHARE OF COMMON STOCK
Income (loss)
Common stock - basic	$(0.24)	$1.08	$0.35	$0.15	$(1.01)
Common stock - diluted	$(0.24)	$1.07	$0.35	$0.15	$(1.01)

SHAREOWNERS’ EQUITY - PER SHARE	$10.64	$10.93	$9.79	$9.49	$9.45

CASH DIVIDENDS - PER SHARE	—	—	—	—	—

OTHER FINANCIAL DATA
Total assets	$114,419,496	$116,013,870	$102,401,248	$107,350,305	$111,434,236
Working capital	72,347,305	77,982,082	70,710,441	65,977,180	64,778,574
Working capital ratio	4.81:1	5.33:1	6.27:1	4.21:1	4.00:1
Long-term debt	—	—	—	—	—
Shareowners’ equity	$88,866,099	$91,168,206	$81,614,417	$79,205,451	$81,535,150

1) As discussed in Note 1 to the Consolidated Financial Statements included in Item 8, all average outstanding shares and per share information has been restated to reflect the impact of the 5% stock dividends declared in January and October 2003.

NYSE:SPA	SPARTON

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant events affecting the Company’s earnings and financial condition during the periods included in the accompanying financial statements. Additional information regarding the Company can be accessed via Sparton’s website at www.sparton.com. Information provided at the website includes, among other items, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Quarterly Earnings Releases, News Releases, and the Code of Ethics, as well as various corporate charters. The Company’s operations are in one line of business, electronic contract manufacturing services (EMS). Sparton’s capabilities range from product design and development through aftermarket support, specializing in total business solutions for government, medical/scientific instrumentation, aerospace and industrial markets. This includes the design, development and/or manufacture of electronic parts and assemblies for both government and commercial customers worldwide. Governmental sales are mainly sonobuoys.

The Private Securities Litigation Reform Act of 1995 reflects Congress’ determination that the disclosures of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by corporate management. This report on Form 10-K contains forward-looking statements within the scope of the Securities Act of 1933 and the Securities Exchange Act of 1934. The words “expects,” “anticipates,” “believes,” “intends,” “plans,” and similar expressions, and the negatives of such expressions, are intended to identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-K with the Securities and Exchange Commission (SEC). These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed below. Accordingly, Sparton’s future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. The Company notes that a variety of factors could cause the actual results and experience to differ materially from anticipated results or other expectations expressed in the Company’s forward-looking statements.

Sparton, as a high-mix, low to medium-volume supplier, provides rapid product turnaround for customers. High-mix pertains to customers needing multiple product types with generally lower volume manufacturing runs. As a contract manufacturer with customers in a variety of markets, the Company has substantially less visibility of end user demand and, therefore, forecasting sales can be problematic. Customers may cancel their orders, change production quantities and/or reschedule production for a number of reasons. Depressed economic conditions may result in customers delaying delivery of product, or the placement of purchase orders for lower volumes than previously anticipated. Unplanned cancellations, reductions, or delays by customers may negatively impact the Company’s results of operations. As many of the Company’s costs and operating expenses are relatively fixed within given ranges of production, a reduction in customer demand can disproportionately affect the Company’s gross margins and operating income. The majority of the Company’s sales have historically come from a limited number of customers. Significant reductions in sales to, or a loss of, one of these customers could materially impact business if the Company were not able to replace those sales with new business.

Other risks and uncertainties that may affect operations, performance, growth forecasts and business results include, but are not limited to, timing and fluctuations in U.S. and/or world economies, competition in the overall EMS business, availability of production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, foreign currency exchange rate risk, uncertainties associated with the costs and benefits of new facilities and the closing of others, uncertainties associated with the outcome of litigation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation. A further risk factor is the availability and cost of materials. The Company has encountered availability and extended lead time issues on some electronic components in the past when market demand has been strong, which have resulted in higher prices and late deliveries. Additionally, the timing of sonobuoy sales to the U.S. Navy is dependent upon access to, and successful passage of, product tests performed by the U.S. Navy. Reduced governmental budgets have made access to the test range less predictable and less frequent than in the past. Finally, the Sarbanes-Oxley Act of 2002 has required changes in, and formalization of, some of the Company’s corporate governance and compliance practices. The SEC and New York Stock Exchange have also passed new rules and regulations requiring additional compliance activities. Compliance with these rules has increased administrative costs, and it is expected that certain of these costs will continue indefinitely. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FISCAL 2004 COMPARED TO FISCAL 2003

	2004		2003		%
	Sales	% of Total	Sales	% of Total	Change
Government	$44,808,000	28%	$50,473,000	30%	(11)
Industrial / Other	39,856,000	25	55,870,000	33	(29)
Aerospace	58,403,000	36	44,762,000	26	30
Medical/Scientific Instrumentation	17,937,000	11	18,756,000	11	(4)

Totals	$161,004,000	100%	$169,861,000	100%	(5)

NYSE:SPA	SPARTON

Sales for the year ended June 30, 2004, totaled $161,004,000, a decrease of $8,857,000 (5%) from fiscal 2003. Overall, sales remained below original expectations given the continued depressed economic markets that our customers serve. All markets declined with the exception of aerospace. The decline in government sales was mainly due to a decline in foreign demand, including one delayed foreign sonobuoy sale of $4.7 million, which due to unforeseen shipping complications did not occur until July 2004. Prior year’s sales in the industrial market benefited from strong demand for homeland security products, principally driven by the demand for chemical trace detection equipment in both the U.S. and Canadian airports. These sales totaled approximately $2.9 million in fiscal 2004 compared to $25.5 million last year. This decline in the industrial market was partially offset by increased sales to other customers. The increase in aerospace sales was primarily due to increased sales to one existing customer; this customer has shown consistent growth over past years.

The following table presents consolidated income statement data as a percentage of net sales for the years ended June 30, 2004 and 2003, respectively.

	2004	2003

Net sales	100.0%	100.0%
Costs of goods sold	94.2	88.7

Gross profit	5.8	11.3
Selling and administrative	8.8	7.7
EPA related (income) expense - net environmental remediation	0.2	(3.1)

Operating income (loss)	(3.2)	6.7
Interest and investment income	0.4	0.4
Equity (income) loss in investment	—	—
Gain on sale of capital assets	0.5	—
Other income (expense) - net	(0.3)	0.1

Income (loss) before income taxes	(2.6)	7.2
Provision (credit) for income taxes	(1.3)	1.9

Net income (loss)	(1.3)%	5.3%

An operating loss of $5,177,000 and an operating profit $11,335,000 were reported for the fiscal years ended June 30, 2004 and 2003, respectively. Fiscal 2004’s gross margin declined to 5.8%. Margins on government programs improved as the Company concluded production of several problem plagued sonobuoy contracts during 2003. However, an engineering redesign on an existing proprietary product line this year resulted in charges of $519,000, of which $496,000 occurred during the first quarter of 2004. Gross margin was further reduced in the fourth quarter of 2004 by a charge of $1,021,000 for obsolete inventory at two locations. The inventory involved was previously used in the production of certain proprietary products. Upon the recent evaluation of these products, and based on their decreased demand and changes in product specifications, the inventory was deemed excess or abandoned. In addition, pension costs increased due to a lower than expected return on pension assets, and a current year amortization charge relating to the plan’s unrecognized actuarial loss which has substantially increased over the past two years. The majority of pension costs, $727,000 in 2004 and $128,000 in 2003, were charged to cost of goods sold. Finally, several programs were in start-up mode during 2004 and contributed minimal or negative margins. Given the on-going reduced level of sales, the Company continues to experience underutilized capacity, which due to the fixed nature of many of the Company’s costs continues to negatively impact margins. Selling and administrative expenses as a percentage of sales (8.8% in 2004 and 7.7% in 2003) increased slightly from 2003 as the Company increased research and development activities primarily related to government contracts. Unreimbursed research and development expenses, which are included in selling and administrative expenses as they were not customer funded, totaled $1,756,000 for the year ended June 30, 2004, compared to $340,000 for the prior year. This increased level is not anticipated to continue. The R&D performed related to new technology for the Company’s sonobuoy business and is now complete. Included in 2003 operating income was the $5,500,000 recovery ($3,630,000 net of tax) of certain remediation costs negotiated that year. It reflects Sparton’s settlement with the DOE and others regarding reimbursement of costs incurred at the Company’s Sparton Technology Coors Road facility. Operating income also includes charges related to the New Mexico environmental remediation effort, principally litigation, of $321,000 in fiscal 2004 and $260,000 in fiscal 2003. These EPA charges are more fully discussed in Note 9 to the Consolidated Financial Statements included in Item 8.

Interest and investment income increased $52,000 to $717,000 in 2004. Investment securities are more fully described in Note 3 to the Consolidated Financial Statements included in Item 8. Other income (expense)-net was $(594,000) and $262,000 in 2004 and 2003, respectively. Other-net includes $598,000 and $181,000 of costs related to an insurance adjustment for the Company’s previously owned automotive segment in 2004 and 2003, respectively. These charges were for a previously disputed claim, which has been settled. Other-net in 2003 also includes $440,000 of net transaction and translation gains relating to the Company’s Canadian subsidiary as a result of the stronger Canadian dollar in fiscal 2003, primarily in the fourth quarter. Other-net in 2004 included $5,000 of net transaction and translation gains. Finally, $844,000 of income was included in 2004 as gain on sale related to the disposal of the Rio Rancho facility.

NYSE:SPA	SPARTON

Equity investment income was $14,000 in fiscal 2004, compared to a loss of $28,000 in 2003. The Company’s investment in Cybernet Systems Corporation (Cybernet) represents a 14% ownership interest, which was acquired in June 1999.

The Company’s effective tax rate (credit) for fiscal 2004 was (51%), compared to the statutory U.S. federal tax rate of 34%. The favorable tax rate (credit) was principally attributable to foreign currency translation and transactions related to the Company’s Canadian facility. A nontaxable translation gain of $558,000 for the year, combined with an unrealized transaction gain of $627,000 as of June 30, 2004, for which no deferred income tax expense was recorded due to the Canadian facility’s net operating loss carryover position, increased the effective tax rate (credit) by 10%. With this change in the effective tax rate a tax credit of $471,000 was recognized in the fourth quarter. The tax credit of $471,000 included an approximately $989,000 credit reflecting the change in effective tax rates on results through the third quarter and $518,000 of expense attributable to the profits of the fourth quarter. The effective tax rate used in earlier periods of fiscal 2004 was based on assumptions regarding activity that was anticipated to occur in the fourth quarter, which did not materialize. In addition, the significant impact from foreign currency translation and transactions, and the higher than expected Canadian facility’s profitability, were not anticipated. The combination of these two factors in the fourth quarter, and the final tax provision calculation, greatly affected the final tax benefit in the fourth quarter in a manner not previously anticipated. After provision for applicable income taxes as discussed in Note 7 to the Consolidated Financial Statements included in Item 8, the Company reported a net loss of $2,043,000 ($0.24 per share, basic and diluted) in fiscal 2004, compared to net income of $8,992,000 ($1.08 per share; $1.07 diluted) in fiscal 2003. Fiscal 2003 includes income related to the EPA settlement of $5,500,000 ($3,630,000 net of tax).

FISCAL 2003 COMPARED TO FISCAL 2002

	2003		2002		%
	Sales	% of Total	Sales	% of Total	Change
Government	$50,473,000	30%	$52,203,000	35%	(3)
Industrial / Other	55,870,000	33	55,653,000	37	0
Aerospace	44,762,000	26	35,612,000	24	26
Medical/Scientific Instrumentation	18,756,000	11	6,204,000	4	202

Totals	$169,861,000	100%	$149,672,000	100%	13

Sales for the year ended June 30, 2003, totaled $169,861,000, an increase of $20,189,000 (13%) from fiscal 2002. Overall, sales were below the Company’s original plan, but in line with revised expectations given the continued depressed economic environment. While 2003 government sales declined slightly from 2002, industrial/other EMS sales reflected strong demand for homeland security products and the focus to install detection equipment in U.S. and Canadian airports. The increase in aerospace and medical/scientific instrumentation sales was primarily reflective of increased demand from existing customers; these customers have shown consistent growth over past years.

The following table presents consolidated income statement data as a percentage of net sales for the years ended June 30, 2003 and 2002, respectively.

	2003	2002
Net sales	100.0%	100.0%
Costs of goods sold	88.7	88.4

Gross profit	11.3	11.6
Selling and administrative	7.7	8.4
EPA related (income) expense - net environmental remediation	(3.1)	0.5

Operating income	6.7	2.7
Interest and investment income	0.4	0.3
Equity loss in investment	—	(0.3)
Other income - net	0.1	—

Income before income taxes	7.2	2.7
Provision for income taxes	1.9	0.7

Net income	5.3%	2.0%

NYSE:SPA	SPARTON

Operating profits of $11,335,000 and $4,025,000 were reported for the fiscal years ended June 30, 2003 and 2002, respectively. Fiscal 2003 gross margins were consistent with prior year. Margins on government programs improved during 2003 as the Company concluded production of several problem plagued sonobuoy contracts. These contracts carried no gross margin and their revenues totaled $1.8 million for fiscal 2003 and $8.9 million for fiscal 2002. At June 30, 2003, these contracts were complete. Cost estimates on another contract, which was completed during the first half of fiscal 2003, had previously included costs for estimated rework, which rework was not required, resulting in increased margins of $489,000 during this period. Inventory and rework issues for two other customers reduced margins by $825,000 during the year. Given the reduced level of sales, the Company continued to experience underutilized capacity. Selling and administrative expenses as a percentage of sales (7.7% in 2003 and 8.4% in 2002) decreased slightly from 2002 as the Company continued to monitor expenses with a focus on cost control. Included in 2003 operating income was a $5,500,000 recovery of certain remediation costs negotiated in that year. It reflects Sparton’s settlement with the DOE and others regarding reimbursement of costs incurred at the Company’s Sparton Technology Coors Road facility. Operating income also includes charges related to the New Mexico environmental remediation effort, principally litigation, of $260,000 in fiscal 2003 and $840,000 in fiscal 2002. These EPA charges are more fully discussed in Note 9 to the Consolidated Financial Statements included in Item 8.

Interest and investment income increased $222,000 to $665,000 in 2003, due to increased funds available for investment. Investment securities are more fully described in Note 3 to the Consolidated Financial Statements included in Item 8. Other income-net was $262,000 and $53,000 in 2003 and 2002, respectively. Other income-net in 2003 includes $440,000 of net transaction and translation gains relating to the Company’s Canadian subsidiary as a result of the stronger Canadian dollar in fiscal 2003, primarily in the fourth quarter. Additionally, $181,000 ($150,000 in 2002) of costs for insurance adjustments related to the Company’s previously owned automotive segment are included. Other income-net in 2002 included a one-time recovery of $292,000 on the sale of shares when a former insurer converted to a stock company (formerly a mutual company). Equity loss in investment was $28,000 and $452,000 in fiscal 2003 and fiscal 2002, respectively.

The Company’s effective tax rate for fiscal 2003 was 26.5%, compared to the statutory U.S. federal tax rate of 34%. The favorable tax rate was principally due to the tax benefit attributable to foreign sales and the utilization of a contribution carryforward benefit from 2002. In addition, a portion of the Canadian net operating loss carryforward from prior years was utilized. A 100% valuation allowance had been recorded on both of these carryforwards at June 30, 2002. The tax effect of foreign currency transactions and translation further reduced the effective tax rate. After provision for applicable income taxes as discussed in Note 7 to the Consolidated Financial Statements included in Item 8, the Company reported net income of $8,992,000 ($1.08 per share; $1.07 diluted) in fiscal 2003, compared to $2,928,000 ($0.35 per share, basic and diluted) in fiscal 2002. Fiscal 2003 includes income related to the EPA settlement of $5,500,000 ($3,630,000 net of tax).

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

Sparton has continued to pursue the establishment of operations in Vietnam to provide increased growth opportunities. As the Company has not previously done business in this emerging market, there are many uncertainties and risks inherent in this potential venture. On April 23, 2004, the Board of Directors approved a proposal to proceed with this expansion. The new operation will carry the name Spartronics and will not be conducted as a joint venture as previously described, as the potential partner has voluntarily withdrawn from the plan. Meetings have been held with architects and contractors and construction commenced in August 2004. It is estimated that Sparton will invest approximately $5-$7 million, which includes land, building, and initial operating expenses, over the next 6-12 months. The Company is also continuing a program to identify and evaluate potential acquisition candidates in both the defense and medical markets.

The Company has purchased a manufacturing facility in Albuquerque, New Mexico. This facility will replace an existing plant in Rio Rancho, New Mexico. The facility was purchased for approximately $4.5 million. Estimated additional costs totaling approximately $1.4 million are anticipated to be incurred as the Company completes its transition between facilities. At June 30, 2004, $4.6 million for the new facility is carried as construction in progress in the property, plant and equipment section of the consolidated balance sheet. The existing Rio Rancho plant was sold in June 2004 for approximately $1.7 million ($1.6 million after expenses related to the sale), resulting in a $844,000 gain. The Company will continue to lease the Rio Rancho facility until the transition to the new facility is completed. The transition between facilities is anticipated to be completed by November 2004.

The Company’s market risk exposure to foreign currency and interest rates are not considered to be material, principally due to their short term nature and minimal receivables and payables designated in foreign currency. The Company has had no short-term debt since December 1996, and currently has an unused informal line of credit totaling $20 million.

NYSE:SPA	SPARTON

Cash flows provided by operating activities were $1,028,000, $13,802,000, and $6,544,000 in the fiscal years ended 2004, 2003 and 2002, respectively. The increase in cash provided by operating activities in 2003 was mainly attributable to the DOE settlement of $5,500,000, of which $4,850,000 and $1,000,000 was received in 2003 and 2004, respectively. Cash flow for 2004 was increased by the collection of accounts receivable, which was reflective of receipt of payment for the large volume of sales recognized in 2003. The increased cash flow in 2004 from accounts payable, salaries and wages, accrued liabilities and income taxes included $1,045,000 of accrued estimated health costs. As of January 1, 2004, the Company began a self-insured health insurance program. Health insurance had previously been provided under an insured plan. A primary use of 2004 cash flows was an increase in inventories and prepaid expenses, partially due to the delay in sales of $4.7 million of sonobuoys, which occurred in July 2004.

Cash flows used by investing activities totaled $808,000, $11,942,000, and $10,819,000 in the fiscal years ended 2004, 2003 and 2002, respectively. The major use of cash by investing activities was the purchase of investment securities, as well as the purchase of the Albuquerque, New Mexico facility in June 2004. The new facility was purchased using invested funds, which is reflected in the proceeds from sales of investment securities.

Cash flows provided by financing activities were $39,000 and $14,000 in fiscal 2004 and 2003, respectively, primarily from the exercise of stock options. Cash flows used by financing activities was $72,000 in fiscal 2002, related to the purchase of shares of common stock for the treasury.

At June 30, 2004, the Company had $72,347,000 in working capital, a 4.81:1 working capital ratio, and total shareowners’ equity of $88,866,000. For the foreseeable future (12-18 months) the Company believes it has sufficient liquidity for its recurring business needs.

CONTRACTUAL OBLIGATIONS

The Company’s current obligations, which are due within twelve months, for the payment of accounts payable, accruals, and other liabilities totaling $19,011,000, which includes the $656,000 current portion of the environmental liability and $180,000 of the standby letters of credit, at June 30, 2004, are reflected in the Consolidated Balance Sheets included in Item 8. The following tables summarize the Company’s significant contractual obligations and other commercial commitments as of June 30, 2004:

Payments due by Fiscal Period

Contractual Obligations:	Total	2005	2006	2007	2008	2009	Thereafter

Operating leases	$11,182,000	$3,435,000	$3,014,000	$2,062,000	$1,661,000	$1,010,000	$—
Environmental liabilities	7,198,000	656,000	277,000	543,000	277,000	312,000	5,133,000
Noncancelable purchase orders	1,219,000	1,219,000	—	—	—	—	—

Total	$19,599,000	$5,310,000	$3,291,000	$2,605,000	$1,938,000	$1,322,000	$5,133,000

Amount of Commitment by Fiscal Expiration Period

Other Commercial Commitments:	Total	2005	2006	2007	2008	2009	Thereafter

Standby letters of credit	$852,000	$218,000	$634,000	—	—	—	—

Operating leases - See Note 8 to the Consolidated Financial Statements included in Item 8 of this report for further discussion of operating leases.

Environmental liabilities - See Note 9 to the Consolidated Financial Statements included in Item 8 of this report for a description of the accrual for environmental remediation. Of the $7,198,000 environmental liabilities, $656,000 is classified as a current liability and $6,542,000 is classified as a long-term liability, both of which were included on the balance sheet as of June 30, 2004.

Noncancelable purchase orders - Orders the Company has placed with suppliers that are subject to each supplier’s quality and performance.

Standby letters of credit - The Company has standby letters of credit outstanding aggregating approximately $852,000 at June 30, 2004, principally to support self-insured programs and certain foreign contracts. Approximately $505,000 of the potential liabilities related to these letters of credit are reflected as accrued liabilities in the Company’s financial statements.

It is estimated that Sparton will invest approximately $5 - $7 million, including land, building and initial operating expenses, over the next 6 -12 months for the Company’s planned new facility in Vietnam.

NYSE:SPA	SPARTON

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported as assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are regularly evaluated and are based on historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. The Company believes that of its significant accounting policies (as discussed in Note 1 included to the Consolidated Financial Statements, which is included in Part II, Item 8), the following involve a higher degree of judgement and complexity.

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

Government Contract Cost Estimates

Government production contracts are accounted for based on completed units accepted with respect to revenue recognition and their estimated average cost per unit regarding costs. Losses for the entire amount of the contract are recognized in the period when such losses are determinable. Significant judgment is exercised in determining estimated total contract costs including, but not limited to, cost experience to date, estimated length of time to contract completion, costs for materials, production labor and support services to be expended, and known issues on remaining units to be completed. Estimated costs developed in the early stages of contracts can change significantly as the contracts progress, and events and activities take place. Significant changes in estimate can also occur when new designs are initially placed into production. The Company formally reviews its costs incurred-to-date and estimated costs to complete on all significant contracts on a quarterly basis and revised estimated total contract costs are reflected in the financial statements. Depending upon the circumstances, it is possible that the Company’s financial position, results of operations and cash flows could be materially affected by changes in estimated costs to complete on one or more significant contracts.

Commercial Inventory Valuation Allowances

Inventory valuation allowances for commercial customer inventories require a significant degree of judgment and are influenced by the Company’s experience to date with both customers and other markets, prevailing market conditions for raw materials, contractual terms and customers’ ability to satisfy these obligations, environmental or technological materials obsolescence, changes in demand for customer products, and other factors resulting in acquiring materials in excess of customer product demand. Contracts with some commercial customers may be based upon estimated quantities of product manufactured for shipment over estimated time periods. Raw material inventories are purchased to fulfill these customer requirements. Within these arrangements, customer demand for products frequently changes, sometimes creating excess and obsolete inventories.

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

Allowance for Possible Losses on Receivables

The accounts receivable balance is recorded net of allowances for amounts not expected to be collected from customers. The allowance is estimated based on historical experience of write-offs, the level of past due amounts, information known about specific customers with respect to their ability to make payments, and future expectations of conditions that might impact the collectibility of accounts. Accounts receivable are generally due under normal trade terms for the industry. Credit is granted, and credit evaluations are periodically performed, based on a customers’ financial condition and other factors. Although the Company does not generally require collateral, cash in advance or letters of credit may be required from customers in certain circumstances, including some foreign customers. When management determines that it is probable that an account will not be collected, it is charged against the allowance for possible losses. The Company reviews the adequacy of its allowance monthly. The allowance for doubtful accounts was $46,000 and $739,000 at June 30, 2004 and 2003, respectively. If the financial condition

NYSE:SPA	SPARTON

of customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. The significant reduction in the allowance for doubtful accounts from June 30, 2003, was primarily due to the write off of $440,000 for one account. The account, which was previously reserved, was deemed uncollectible due to the customer filing bankruptcy and, therefore, written off. Given the Company’s significant balance of government receivables and letters of credit from foreign customers, collection risk is considered minimal. Historically, uncollectible accounts have been insignificant and the minimal allowance is deemed adequate.

Pension Obligations

The Company calculates the cost of providing pension benefits under the provisions of Statement of Financial Accounting Standards (SFAS) No. 87. The key assumptions required within the provisions of SFAS No. 87 are used in making these calculations. The most significant of these assumptions are the discount rate used to value the future obligations and the expected return on pension plan assets. The discount rate is consistent with market interest rates on high-quality, fixed income investments. The expected return on assets is based on long-term returns and assets held by the plan, which is influenced by historical averages. If actual interest rates and returns on plan assets materially differ from the assumptions, future adjustments to the financial statements would be required. While changes in these assumptions can have a significant effect on the pension benefit obligation and the unrecognized gain or loss accounts disclosed in the Notes to the Financial Statements, the effect of changes in these assumptions is not expected to have the same relative effect on net periodic pension expense in the near term. While these assumptions may change in the future based on changes in long-term interest rates and market conditions, there are no known expected changes in these assumptions as of June 30, 2004. As indicated above, to the extent the assumptions differ from actual results, there would be a future impact on the financial statements. The extent to which this will result in future expense is not determinable at this time as it will depend upon a number of variables, including trends in interest rates and the actual return on plan assets. For example, an increase in the return on the plan assets due to improved market conditions would reduce the unrecognized net actuarial loss account and thus reduce future expense. During the quarter ended March 31, 2004, the annual actuarial valuation of the pension plan was received. Based on this valuation, net periodic pension expense for fiscal 2004 was estimated to be $727,000, versus the prior year’s expense of $128,000. The components of net periodic pension expense are detailed in Note 6 to the Consolidated Financial Statements included in Item 8 of this report. The following factors primarily contributed to the $599,000 increase: The overall equity markets at June 30, 2003 (the valuation date used in determining fiscal 2004 net periodic pension expense) were very low, resulting in a significant decrease in the fair value of the pension plan’s assets and an associated $283,000 reduction in the “expected return on plan assets” component of fiscal 2004 net periodic pension expense. In addition, the discount rate assumption decreased from 7.25% at June 30, 2002 to 6.25% at June 30, 2003. This reduction in the discount rate, combined with the reduction in the fair value of the plan’s assets, contributed significantly to the increase in the pension plan’s unrecognized net actuarial loss from $53,000 at June 30, 2002 to $4,556,000 at June 30, 2003. As this unrecognized net actuarial loss account exceeds certain limits, it is subject to an amortized charge to expense over future years. While, as indicated above, this substantial increase as of the beginning of fiscal 2004 did not have a comparable effect on fiscal 2004 expense, it did result in an increase in the “recognized net actuarial loss” component of net pension cost of $270,000. While net periodic pension expense has increased during the past two years, no cash payments are expected to be required for the next several years due to the plan’s funded status.

OTHER

Litigation

One of Sparton’s facilities, located in Albuquerque, New Mexico, has been the subject of ongoing investigations conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). The investigation began in the early 1980’s and involved a review of onsite and offsite environmental impacts.

At June 30, 2004, Sparton has an accrual of $7,198,000 as its estimate of the future undiscounted minimum financial liability with respect to this matter. The Company’s cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment and operating costs for onsite and offsite operations and is based on existing methodology. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. It is possible that cash flows and results of operations could be affected by the impact of the ultimate resolution of this contingency.

Sparton is currently involved with two legal actions, which are disclosed in Part I - “Legal Proceedings”, Item 3 of this report. At this time, the Company is unable to predict the outcome of either of these two claims.

NYSE:SPA	SPARTON

Item 7(a). Qualitative and Quantitative Disclosures About Market Risk

MARKET RISK EXPOSURE

The Company manufactures its products in the United States and Canada. Sales of the Company’s products are made in the U.S. and Canada, as well as other foreign markets. The Company is potentially subject to foreign currency exchange rate risk relating to intercompany activity and balances and to receipts from customers and payments to suppliers in foreign currencies. Also, adjustments related to the translation of the Company’s Canadian financial statements into U.S. dollars are included in current earnings. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the domestic and foreign markets in which the Company operates. However, minimal third party receivables and payables are denominated in foreign currency and, historically, foreign currency gains and losses related to intercompany activity and balances have not been significant. The Company does not consider the market risk exposure relating to currency exchange to be material.

The Company has financial instruments that are subject to interest rate risk, principally short-term investments. Historically, the Company has not experienced material gains or losses due to such interest rate changes. Based on the current holdings of short-term investments, the interest rate risk is not considered to be material.

NYSE:SPA	SPARTON

Item 8. Financial Statements and Supplementary Data

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

To the Board of Directors and Shareowners of Sparton Corporation

We have audited the accompanying consolidated balance sheets of Sparton Corporation and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of income, shareowners’ equity, and cash flows for the years ended June 30, 2004 and 2003. Our audits also included the financial statement schedule (2004 and 2003 columns only) listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule (2004 and 2003 columns only) based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sparton Corporation and subsidiaries as of June 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule (2004 and 2003 columns only), when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Grand Rapids, Michigan
August 13, 2004

The following audit report was previously issued by Ernst & Young LLP, the Company’s former independent accountants, in connection with the Company’s Annual Report on Form 10-K for the year ended June 30, 2002. This audit report has been reissued by Ernst & Young LLP, who has provided consent to the inclusion of its report in this Form 10-K.

To the Board of Directors and Shareowners of Sparton Corporation

We have audited the accompanying consolidated statements of income, shareowners’ equity, and cash flows of Sparton Corporation and subsidiaries for the year June 30, 2002. Our audit also included the financial statement schedule (2002 column only) listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule (2002 column only) based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Sparton Corporation and subsidiaries for the year ended June 30, 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule (2002 column only), when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Toledo, Ohio
August 23, 2002, except for the fifth and sixth paragraphs of Note 9, as to which the date is September 5, 2002.

NYSE:SPA	SPARTON

SPARTON CORPORATION & SUBSIDIARIES
Consolidated Balance Sheets

	June 30
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$10,820,461	$10,562,222
Investment securities (Note 3)	18,641,792	23,214,783
Accounts receivable:
Trade, less allowance of $46,000 ($739,000 in 2003)	15,099,705	18,096,299
U.S. and foreign governments	6,167,754	10,140,605
EPA settlement (Note 9)	—	1,000,000
Income taxes recoverable	559,706	—
Inventories (Note 4)	37,210,259	31,809,088
Prepaid expenses (Note 7)	2,859,016	1,174,618

Total current assets	91,358,693	95,997,615
Pension asset (Note 6)	5,448,968	6,176,085
Other assets (Notes 3 and 7)	5,570,773	5,583,577
Property, plant and equipment:
Land and land improvements	1,655,927	1,579,601
Buildings and building equipment	12,353,228	13,016,148
Machinery and equipment	19,448,800	19,412,645
Construction in progress	4,789,533	—

	38,247,488	34,008,394
Less accumulated depreciation	(26,206,426)	(25,751,801)

Net property, plant and equipment	12,041,062	8,256,593

Total assets	$114,419,496	$116,013,870

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Accounts payable	$10,052,854	$8,893,348
Salaries and wages	3,387,490	3,879,947
Accrued health benefits	1,044,810	—
Other accrued liabilities	4,526,234	4,532,795
Income taxes payable	—	709,443

Total current liabilities	19,011,388	18,015,533
Environmental remediation - noncurrent portion (Note 9)	6,542,009	6,830,131
Commitments and contingencies (Note 9)	—	—
Shareowners’ Equity (Note 5):
Preferred stock, no par value; 200,000 shares authorized, none outstanding	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 8,351,538 shares outstanding (7,943,671 at June 30, 2003)	10,439,423	9,929,589
Capital in excess of par value	7,134,149	3,015,989
Accumulated other comprehensive income (Note 2)	62,368	359,486
Retained earnings	71,230,159	77,863,142

Total shareowners’ equity	88,866,099	91,168,206

Total liabilities and shareowners’ equity	$114,419,496	$116,013,870

See accompanying notes to financial statements.

NYSE:SPA	SPARTON

SPARTON CORPORATION & SUBSIDIARIES
Consolidated Statements of Income

	Year Ended June 30
	2004	2003	2002
Net sales	$161,003,942	$169,861,287	$149,672,143
Costs of goods sold	151,652,477	150,659,969	132,273,801

	9,351,465	19,201,318	17,398,342
Selling and administrative (income) expenses:
Selling and administrative	14,207,745	13,106,991	12,533,727
EPA related - net environmental remediation (Note 9)	320,622	(5,240,305)	840,043

	14,528,367	7,866,686	13,373,770

Operating income (loss)	(5,176,902)	11,334,632	4,024,572
Other income (expense):
Interest and investment income	717,033	664,835	442,632
Equity income (loss) in investment (Note 3)	14,000	(28,000)	(452,000)
Gain on sale of property, plant and equipment	859,300	—	—
Other - net	(593,928)	261,805	53,000

	996,405	898,640	43,632

Income (loss) before income taxes	(4,180,497)	12,233,272	4,068,204
Provision (credit) for income taxes (Note 7)	(2,137,000)	3,241,000	1,140,000

Net income (loss)	$(2,043,497)	$8,992,272	$2,928,204

Earnings (loss) per share - basic	$(0.24)	$1.08	$0.35

Earnings (loss) per share - diluted	$(0.24)	$1.07	$0.35

See accompanying notes to financial statements.

NYSE:SPA	SPARTON

SPARTON CORPORATION & SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year ended June 30
	2004	2003	2002
OPERATING ACTIVITIES:
Net income (loss)	$(2,043,497)	$8,992,272	$2,928,204
Add (deduct) noncash items:
Depreciation, amortization and accretion	1,764,945	1,669,808	1,663,109
Deferred income taxes	(1,089,000)	251,000	1,627,000
Loss on sale of investment securities	58,308	—	—
Equity (income) loss in investment	(14,000)	28,000	452,000
Change in pension asset	727,117	128,032	(163,435)
Gain on sale of property, plant and equipment	(859,300)	—	—
Stock awarded	—	15,800	—
Other	—	1,079	—
Add (deduct) changes in operating assets and liabilities:
Accounts receivable	7,969,445	(10,533,507)	5,001,457
Income taxes recoverable	(559,706)	1,055,965	(1,055,965)
Inventories and prepaid expenses	(5,633,946)	8,135,175	2,851,113
Accounts payable, salaries and wages, accrued liabilities and income taxes	707,733	4,058,833	(6,759,048)

Net cash provided by operations	1,028,099	13,802,457	6,544,435

INVESTING ACTIVITIES:
Purchases of investment securities	(10,443,426)	(13,816,635)	(10,307,374)
Proceeds from sale of investment securities	14,069,005	2,576,340	75,000
Purchases of property, plant and equipment	(6,111,035)	(732,542)	(698,293)
Proceeds from sale of property, plant and equipment	1,588,284	20,849	111,553
Other, principally noncurrent other assets	88,804	9,648	—

Net cash used by investing activities	(808,368)	(11,942,340)	(10,819,114)

FINANCING ACTIVITIES:
Stock dividend - cash in lieu of fractional shares	(3,685)	(1,080)	—
Proceeds from the exercise of stock options	42,193	15,312	—
Purchase of common stock for treasury	—	—	(72,238)

Net cash provided (used) by financing activities	38,508	14,232	(72,238)

Increase (decrease) in cash and cash equivalents	258,239	1,874,349	(4,346,917)
Cash and cash equivalents at beginning of year	10,562,222	8,687,873	13,034,790

Cash and cash equivalents at end of year	$10,820,461	$10,562,222	$8,687,873

Supplemental disclosures of cash paid during the year:
Income taxes - net	$269,000	$1,331,000	$806,000

See accompanying notes to financial statements.

NYSE:SPA	SPARTON

SPARTON CORPORATION & SUBSIDIARIES
Consolidated Statements of Shareowners’ Equity

				Accumulated
				other
	Common Stock		Capital	comprehensive
			in excess	income (loss)	Retained
	Shares	Amount	of par value	- net of tax	earnings	Total
BALANCE AT JUNE 30, 2001	7,570,090	$9,462,613	$478,144	$275,000	$68,989,694	$79,205,451
Purchase of common stock for treasury	(10,300)	(12,875)	(651)		(58,712)	(72,238)
Comprehensive income, net of tax:
Net income					2,928,204	2,928,204
Net unrealized gains on investment securities owned				78,000		78,000
Net unrealized losses on equity investment				(525,000)		(525,000)

Total comprehensive income						2,481,204

BALANCE AT JUNE 30, 2002	7,559,790	9,449,738	477,493	(172,000)	71,859,186	81,614,417
Stock dividend	378,131	472,664	2,514,571		(2,988,316)	(1,081)
Stock awarded	2,000	2,500	13,300			15,800
Stock options exercised	3,750	4,687	10,625			15,312
Comprehensive income, net of tax:
Net income					8,992,272	8,992,272
Net unrealized gains on investment securities owned				399,069		399,069
Net unrealized gains on equity investment				138,000		138,000
Reclassification adjustment for net gain realized and reported in net income				(5,583)		(5,583)

Total comprehensive income						9,523,758

BALANCE AT JUNE 30, 2003	7,943,671	9,929,589	3,015,989	359,486	77,863,142	91,168,206
Stock dividend	397,039	496,299	4,089,502		(4,589,486)	(3,685)
Stock options exercised	10,828	13,535	28,658			42,193
Comprehensive income (loss), net of tax:
Net loss					(2,043,497)	(2,043,497)
Net unrealized losses on investment securities owned				(493,601)		(493,601)
Net unrealized gains on equity investment				158,000		158,000
Reclassification adjustment for net loss realized and reported in net income (loss)				38,483		38,483

Total comprehensive loss						(2,340,615)

BALANCE AT JUNE 30, 2004	8,351,538	$10,439,423	$7,134,149	$62,368	$71,230,159	$88,866,099

See accompanying notes to financial statements.

NYSE:SPA	SPARTON

SPARTON CORPORATION & SUBSIDIARIES
Notes to Financial Statements

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - The consolidated financial statements include the accounts of Sparton Corporation and all active subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles. All significant intercompany transactions and accounts have been eliminated.

Operations - The Company provides design and electronic manufacturing services, which include a complete range of engineering, pre- manufacturing and post-manufacturing services. Capabilities range from product design and development through after market support. All facilities are registered to ISO 9001, with many having additional certifications. The Company’s operations are in one line of business, electronic contract manufacturing services (EMS). Products and services include complete “Box Build” products for Original Equipment Manufacturers, microprocessor-based systems, transducers, printed circuit boards and assemblies, sensors and electromechanical devices. Markets served are in the medical/scientific instrumentation, aerospace, and other industries, with a focus on regulated markets. The Company also develops and manufactures sonobuoys, anti-submarine warfare (ASW) devices, used by the U.S. Navy and other free-world countries. Many of the physical and technical attributes in the production of sonobuoys are the same as those required in the production of the Company’s other electrical and electromechanical products and assemblies.

Use of estimates - U.S. generally accepted accounting principles require management to make estimates and assumptions that affect the disclosure of assets and liabilities and the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Accounts receivable, credit practices, and allowance for possible losses - Products are sold principally in electronics manufacturing markets. Accounts receivable are customer obligations generally due under normal trade terms for the industry. Credit terms are granted and periodically revised based on evaluations of the customers’ financial condition. The Company performs ongoing credit evaluations of its customers and although the Company does not generally require collateral, letters of credit may be required from customers in certain circumstances. Receivables from foreign customers are generally secured by letters of credit or cash advances.

The Company maintains an allowance for possible losses on receivables for estimated losses resulting from the inability of its customers to make required payments. The allowance is estimated based on historical experience of write-offs, the level of past due amounts (i.e., amounts not paid within the stated terms), information known about specific customers with respect to their ability to make payments, and future expectations of conditions that might impact the collectibility of accounts. When management determines that it is probable that an account will not be collected, it is charged against the allowance for possible losses.

Fair value of financial instruments - The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying value. Cash and cash equivalents consist of demand deposits and other highly liquid investments with an original term of three months or less.

Investment securities - Investments in debt securities that are not cash equivalents and marketable equity securities have been designated as available for sale. Those securities are reported at fair value, with net unrealized gains and losses included in accumulated other comprehensive income, net of applicable taxes. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses on investments are determined using the specific identification method. The Company’s investment in Cybernet Systems Corporation is accounted for under the equity method, as more fully described in Note 3.

Market risk exposure - The Company manufactures its products in the United States and Canada. Sales of the Company’s products are in the U.S. and Canada, as well as other foreign markets. The Company is potentially subject to foreign currency exchange rate risk relating to intercompany activity and balances, receipts from customers, and payments to suppliers in foreign currencies. Also, as discussed below, adjustments related to the translation of the Company’s Canadian financial statements into U.S. dollars are included in current earnings. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the domestic and foreign markets in which the Company operates. However, minimal third party receivables and payables are denominated in foreign currency and, historically, foreign currency gains and losses related to intercompany activity and balances have not been significant. The Company does not consider the market risk exposure relating to currency exchange to be material.

NYSE:SPA	SPARTON

The Company has financial instruments that are subject to interest rate risk, principally short-term investments. Historically, the Company has not experienced material gains or losses due to such interest rate changes. Based on the current holdings of short-term investments, the interest rate risk is not considered to be material.

Inventories - Customer orders are based upon forecasted quantities of product, manufactured for shipment over defined periods. Raw material inventories are purchased to fulfill these customer requirements. Within these arrangements, customer demand for products frequently change, sometimes creating excess and obsolete inventories. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income and a valuation allowance is established for the difference between the carrying cost and the estimated realizable amount. Conversely, should the disposition of adjusted excess and obsolete inventories result in recoveries in excess of these reduced carrying values, the remaining portion of the valuation allowances are reversed and taken into income when such determinations are made. It is possible that the Company’s financial position, results of operations and cash flows could be materially affected by changes to inventory valuation allowances for excess and obsolete inventories.

Inventories are valued at the lower of cost (first-in, first-out basis) or market and include costs related to long-term contracts as disclosed in Note 4. Inventories, other than contract costs, are principally raw materials and supplies. The following are the major classifications of inventory at June 30:

	2004	2003
Raw materials	$23,641,000	$20,157,000
Work in process and finished goods	13,569,000	11,652,000

	$37,210,000	$31,809,000

Work in process and finished goods inventories include $4.3 and $1.1 million of sonobuoys at June 30, 2004 and 2003, respectively. Included in the sonobuoy inventory at June 30, 2004 is the foreign sonobuoy sale previously anticipated to ship in May 2004, which due to shipping complications actually shipped in July 2004.

Property, plant, equipment and depreciation - Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided over estimated useful lives on accelerated methods, except for certain buildings, machinery and equipment with aggregate historical costs at June 30, 2004, of approximately $10,623,000 ($2,046,000 net book value), which are being depreciated on the straight-line method. Estimated useful lives generally range from 5 to 50 years for buildings and improvements, 2 to 16 years for machinery and equipment and 3 to 5 years for test equipment. For tax purposes, accelerated depreciation methods with minimum lives are utilized. Construction in progress currently includes $4.6 million of costs associated with the Company’s purchase of a manufacturing facility in Albuquerque, New Mexico (which will replace the existing Rio Rancho facility). Estimated additional costs totaling approximately $1.4 million are anticipated to be incurred as the Company completes the modifications and additions to the new plant.

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

New accounting standards - In December 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 132 Revised (SFAS No. 132 (R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, which amends SFAS Nos. 87, 88, and 106. The revised Statement retains the disclosure requirements contained in SFAS No. 132, which it replaces, and requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132 (R) is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement were effective for interim periods beginning after December 15, 2003. The adoption of this Statement did not have a material effect on the Company’s disclosure requirements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS No. 148), which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” The amendment permits two additional transition methods for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures about the effects of stock-based compensation. SFAS No. 148 was effective for Sparton’s fiscal year end June 30, 2003. SFAS No. 123, as amended by SFAS No. 148, permits companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (APB 25), and provide pro forma net income and earnings per share disclosures for employee stock compensation as if the fair-value-based method defined in SFAS No. 123 had been applied.

NYSE:SPA	SPARTON

If the Company were to start expensing stock options immediately, the applicable accounting rules would be those prescribed by SFAS 123, which require the use of fair value to report stock option expense. However, the FASB has proposed new rules that would replace SFAS 123, and those new rules, if adopted as proposed, would require companies to expense stock options starting in 2005. The Company will fully comply once final rules are published and effective. It is expected that these new rules will be different than SFAS 123. Differences between the two rules could include the tax accounting for stock options, the pattern and timing of recording each stock option’s expense, accounting for option plan modifications and share cancellations. Given that these new rules are not final, the Company believes that expensing stock options in 2004 using SFAS 123 and then changing to the FASB’s new rules in 2005 would confuse users of our financial statements. Therefore, given the changes under consideration by the FASB, the Company believes it is appropriate to await the official pronouncement of the FASB before changing its formal accounting method on this subject. The Company does not expect the final pronouncement to have a significant impact on results of operations or financial position.

Treasury stock - The Company records treasury stock purchases at cost. In recording the Company’s treasury stock purchases, the excess of cost over par value is allocated to capital in excess of par value based on the per share amount of capital in excess of par value for all shares, with the difference charged to retained earnings. There was no treasury stock held at June 30, 2004.

Stock options - The Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recognized as the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant. The Company follows the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.”

The following sets forth a reconciliation of net income and earnings per share information for the fiscal years ended June 30, 2004, 2003 and 2002, as if the Company had recognized compensation expense based on the fair value at the grant date for awards under the plan.

	2004	2003	2002
Net income (loss), as reported	$(2,043,497)	$8,992,272	$2,928,204
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of tax	186,480	125,664	65,412

Pro forma net income (loss)	$(2,229,977)	$8,866,608	$2,862,792

Pro forma earnings (loss) per share:
Basic earnings (loss) per share - after stock dividends	$(0.27)	$1.06	$0.34

Diluted earnings (loss) per share - after stock dividends	$(0.27)	$1.05	$0.34

Earnings (loss) per share - Basic and diluted earnings (loss) per share were computed based on the following:

	2004	2003	2002
Basic - weighted average shares outstanding	8,345,348	8,339,649	8,339,419
Effect of dilutive stock options	—	88,798	55,766

Weighted average diluted shares outstanding	8,345,348	8,428,447	8,395,185

Basic earnings (loss) per share - after stock dividends	$(0.24)	$1.08	$0.35

Diluted earnings (loss) per share - after stock dividends	$(0.24)	$1.07	$0.35

All average outstanding shares and per share information have been restated to reflect the impact of the 5% stock dividends declared in January and October 2003. Due to the Company’s fiscal 2004 reported net loss, 129,688 share equivalents from stock options outstanding were excluded from the computation of diluted earnings per share for the fiscal year ended June 30, 2004, because their inclusion would have been anti-dilutive for the period. For fiscal 2003, options to purchase 3,308 shares of common stock were not included in the computation of diluted earnings per share because such option’s exercise prices were greater than the average market price of the Company’s common stock and, therefore, the effect would be antidilutive. All options were included for fiscal 2002.

Research and development expenditures - Expenditures not funded by customers for research and development, with a focus on product development, amounted to approximately $1,756,000 in fiscal 2004, compared to $340,000 in fiscal 2003 and $338,000 in fiscal 2002, and are included in selling and administrative expenses. Customer funded R&D costs are included in costs of goods sold.

Foreign currency translation and transactions - For purposes of translating the financial statements of the Company’s Canadian operations, the U.S. dollar is considered the functional currency. Related translation adjustments, along with gains and losses from foreign currency transactions, are included in current earnings and, in the aggregate, amounted to income of $5,000, $440,000 and $17,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

NYSE:SPA	SPARTON

2. COMPREHENSIVE INCOME (LOSS) - Comprehensive income (loss) includes net income as well as unrealized gains and losses, net of tax, which are excluded from net income. They are, however, reflected as a direct charge or credit to shareowners’ equity. At June 30, 2004, shareowners’ equity includes accumulated other comprehensive income of $16,000 and $46,000, which relate to unrealized gains, net of tax, on investment securities owned and investment securities held by an investee accounted for by the equity method, respectively. At June 30, 2003, these amounts were income of $471,000 and losses of $(112,000), respectively.

3. INVESTMENT SECURITIES - Details of the investment securities, which are classified as available-for-sale, as of June 30, 2004 and 2003, are as follows:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2004:
Debt securities:
Corporate - primarily U.S.	$5,622,000	$57,000	$(20,000)	$5,659,000
U.S. government and federal agency	8,480,000	31,000	(56,000)	8,455,000
State and municipal	4,513,000	45,000	(30,000)	4,528,000

Total investment securities	$18,615,000	$133,000	$(106,000)	$18,642,000

June 30, 2003:
Debt securities:
Corporate - primarily U.S.	$9,457,000	$393,000	$(4,000)	$9,846,000
U.S. government and federal agency	5,469,000	181,000	—	5,650,000
State and municipal	5,510,000	170,000	—	5,680,000

Total debt securities	20,436,000	744,000	(4,000)	21,176,000
Equity securities - primarily preferred stock	2,031,000	40,000	(32,000)	2,039,000

Total investment securities	$22,467,000	$784,000	$(36,000)	$23,215,000

The Company does not believe there are any significant individual unrealized losses as of June 30, 2004, which would represent other-than- temporary losses, and there are no unrealized losses with a duration of one year or more. A daily market exists for all of the investment securities. The Company believes that the impact of fluctuations in interest rates on its investment portfolio should not have a material impact on financial position or results of operations. It is the Company’s intention to use these investment securities to provide working capital, fund the expansion of its business and for other business purposes.

The contractual maturities of debt securities as of June 30, 2004, are as follows:

	Years
	Within 1	1 to 5	5 to 10	Over 10	Total
Debt securities:
Corporate - primarily U.S.	$1,303,000	$4,356,000	$—	$—	$5,659,000
U.S. government and federal agency	2,764,000	2,827,000	1,705,000	1,159,000	8,455,000
State and municipal	101,000	3,145,000	1,282,000	—	4,528,000

Total debt securities	$4,168,000	$10,328,000	$2,987,000	$1,159,000	$18,642,000

For the years ended June 30, 2004, 2003, and 2002, the Company had purchases of investment securities totaling $10,443,000, $13,817,000, and $10,307,000, and proceeds from investment securities sales totaling $14,069,000, $2,576,000, and $75,000, respectively. Gross realized gains and losses from sales of investment securities in 2004 amounted to $152,000 and $210,000, respectively.

In June 1999, the Company purchased a 14% interest (12% on a fully diluted basis) in Cybernet Systems Corporation (Cybernet) for $3,000,000. Cybernet is a privately owned developer of hardware, software, next-generation network computing, and robotics products. It is located in Ann Arbor, Michigan. The investment is accounted for under the equity method and is included in other assets on the balance sheet. At June 30, 2004 and 2003, the Company’s investment in Cybernet amounted to $1,677,000 and $1,400,000, respectively, representing its equity interest in Cybernet’s net assets plus $770,000 of goodwill (no longer being amortized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”). The Company believes that the equity method is appropriate given Sparton’s level of involvement in Cybernet. The use of the equity method requires Sparton to record its share of Cybernet’s income or loss in earnings (“Equity income (loss) in investment”) in Sparton’s income statement with a corresponding increase or decrease in the investment account (“Other assets”) in Sparton’s balance sheets. In addition, Sparton’s share of unrealized gains (losses) on available-for-sale securities held by Cybernet, is carried in accumulated other comprehensive income (loss) within the shareowners’ equity section of Sparton Corporation’s balance sheets. The unrealized gains (losses) on available-for-sale securities reflect Cybernet’s investment in Immersion Corporation, a publicly traded company.

NYSE:SPA	SPARTON

4. LONG-TERM CONTRACTS - Government contracts allow for progress billings, against inventory purchased by the Company, to be submitted for payment throughout the performance of the job. Inventories include costs related to long-term contracts of approximately $8,506,000 and $11,268,000 at June 30, 2004 and 2003, respectively, reduced by progress billings to the U.S. government of approximately $2,125,000 and $8,317,000, respectively.

5. STOCK OPTIONS -The Company has an incentive stock option plan under which 760,000 common shares are reserved for option grants to key employees and directors at the fair market value of the stock at the date of the grant. This plan, approved by shareowners in October 2001, amended and restated a previous plan approved in October 1999. Under the plan, the options generally become exercisable cumulatively, beginning one year after the date granted, in four equal annual installments. The options generally terminate five years after the date of grant, however, a small number of options terminate in ten years. Information on options is as follows:

	Shares	Weighted Average
	Under Option	Exercise Price
Outstanding at June 30, 2001	305,392	$5.40
Granted	310,905	6.54
Exercised	—	—
Cancelled	(125,133)	7.06

Outstanding at June 30, 2002	491,164	5.49
Granted	141,382	7.65
Exercised	(3,750)	3.69
Cancelled	(56,611)	5.74

Outstanding at June 30, 2003	572,185	6.02
Granted	2,700	9.35
Exercised	(10,828)	3.83
Cancelled	(4,004)	6.52

Outstanding at June 30, 2004	560,053	6.10

As of June 30, 2004, there were 560,053 shares under option outstanding with prices ranging from $3.40 to $9.35, a weighted contracted life of 2.9 years, and a weighted average exercise price of $6.10.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2004:

Options Outstanding				Options Exercisable
Range of	Number Outstanding	Wtd. Avg. Remaining	Wtd. Avg.	Number Exercisable	Wtd. Avg.
Exercise Prices	at 6/30/04	Contractual Life (years)	Exercise Price	at 6/30/04	Exercise Price
$3.40 to $6.36	410,427	2.1	$5.50	240,427	$5.25
$6.58 to $9.35	149,626	4.8	$7.68	38,248	$7.64

Exercisable options and per share weighted average exercise prices were 278,675 and $5.58, 201,276 and $5.14, and 82,550 and $4.72, at June 30, 2004, 2003, and 2002, respectively. Remaining shares available for grant under the plan were 185,369 and 200,746 at June 30, 2004 and 2003, respectively.

Under SFAS No. 123, fair value was estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions for the options:

	2004	2003	2002
Expected option life	10	7	4
Expected volatility	34.3%	35.0%	31.5%
Risk-free interest rate	4.1	3.2	5.0
Dividend yield	0.0	0.0	0.0
Weighted average fair value	$4.97	$3.01	$2.16

NYSE:SPA	SPARTON

6. EMPLOYEE BENEFIT PLANS

Pension Benefits

Prior to March 31, 2000, the Company maintained a contributory defined benefit pension plan covering certain salaried and hourly employees. Pension benefits were based on years of credited service. Additional benefits were available to contributory participants based upon their years of contributory service and compensation.

Effective April 1, 2000, the Company amended its defined benefit retirement plan to determine future benefits using a cash balance formula. On March 31, 2000, credited and contributory credited service under the plan’s previous formula were frozen and the benefit amount changed to be based on the final 5 years’ average compensation. Under the cash balance formula, each participant has an account which is credited yearly with 2% of their salary, as well as the interest earned on their previous year-end cash balance. In addition, a transition benefit was added to eliminate the shortfall in projected benefits that some eligible employees could experience. The Company’s policy is to fund the plan based upon legal requirements and tax regulations.

The Company’s investment policy is based on a review of the actuarial and funding characteristics of the plan. Capital market risk and return opportunities are also considered. The investment policy’s primary objective is to achieve a long-term rate of return sufficient to meet the actuarially determined funding requirements of the plan, as well as maintaining an asset level sufficient to meet the plan’s benefit obligations. A target allocation range between asset categories has been established to enable flexibility in investment, allowing for a better alignment between the long-term nature of pension plan liabilities, invested assets, and current and anticipated market returns on those assets. The weighted average expected long-term rate of return is based on a fourth quarter 2004 review of such rates.

Below is a summary of pension plan asset allocations, along with expected long-term rates of return as of June 30, 2004, by asset category. Equity securities include 351,807 and 335,055 shares of Sparton stock valued at $3,113,000 and $2,915,000 at June 30, 2004 and 2003, respectively.

	Weighted Average Allocation
	Target	Actual		Weighted Average Expected Long-Term
	2004	2004	2003	Rate of Return
Asset Category:
Equity securities	40 - 70%	73.0%	71.4%	9.7%
Fixed income securities	28 - 59	26.4	28.2	4.7
Cash and cash equivalents	1 - 2	0.6	0.4	3.7
Overall rate of return				7.5

The weighted average assumptions used to determine benefit obligations and net periodic benefit cost for 2004 and 2003 were as follows:

	Benefit Obligation		Benefit Cost
	2004	2003	2004	2003

Discount rate	5.75%	6.25%	6.25%	7.25%
Expected return on plan assets	7.50	7.50	7.50	7.50
Rate of compensation increase	4.50	5.00	5.00	5.00

Net periodic pension expense (income) of $727,000, $128,000, and $(163,000) was recognized in 2004, 2003 and 2002, respectively. The components of net periodic pension expense (income) for each of the years were as follows:

	2004	2003	2002

Service cost	$541,000	$476,000	$483,000
Interest cost	674,000	706,000	720,000
Expected return on plan assets	(855,000)	(1,138,000)	(1,144,000)
Amortization of prior service cost	97,000	85,000	74,000
Amortization of transition asset	—	(1,000)	(296,000)
Amortization of unrecognized net actuarial loss	270,000	—	—

Net periodic pension expense (income)	$727,000	$128,000	$(163,000)

The following tables summarize the changes in benefit obligations, plan assets and funding status of the plan at March 31, 2004 (measurement date):

	2004	2003

Change in prepaid benefit cost:
Prepaid benefit cost at fiscal year beginning	$6,176,000	$6,304,000
Net periodic cost for fiscal year	(727,000)	(128,000)

Prepaid benefit cost at fiscal year end	$5,449,000	$6,176,000

NYSE:SPA	SPARTON

	2004	2003

Change in projected benefit obligation:
Projected benefit obligation at prior measurement date	$11,574,000	$10,765,000
Service cost	541,000	476,000
Interest cost	674,000	706,000
Plan change	138,000	127,000
Actuarial losses	529,000	1,057,000
Benefits paid	(826,000)	(1,557,000)

Projected benefit obligation at current measurement date	$12,630,000	$11,574,000

Change in plan assets:
Fair value of plan assets at prior measurement date	$12,426,000	$16,291,000
Actual return on plan assets	2,532,000	(2,308,000)
Benefits paid	(826,000)	(1,557,000)

Fair value of plan assets at current measurement date	$14,132,000	$12,426,000

Reconciliation of funded status:
Projected benefit obligation	$(12,630,000)	$(11,574,000)
Fair value of assets	14,132,000	12,426,000

Funded status	1,502,000	852,000
Unrecognized prior service cost	810,000	768,000
Unrecognized net actuarial loss	3,137,000	4,556,000

Prepaid benefit cost	$5,449,000	$6,176,000

Expected benefit payments for the defined benefit plan are as follows: 2005 - $1,289,000; 2006 - $966,000; 2007 - $1,015,000; 2008 -$1,140,000; 2009 - $1,116,000; 2010 - 2014 - $6,045,000. The accumulated benefit obligation for the defined benefit plan was $11,394,000 and $10,153,000 at June 30, 2004 and 2003, respectively. No cash contributions to the plan were required or paid in 2004 due to its overfunded status. Due to the overfunded status of the plan, and current actuarial calculations and assumptions, no funding of the defined benefit plan is anticipated prior to 2009.

Defined Contribution Plan

Effective with the change in the defined benefit plan, the Company expanded an existing defined contribution plan to cover all U.S. based operating subsidiaries. Through December 31, 2001, the Company matched 50 percent of participants’ basic contributions of up to 5 percent of their wages, with the matching contribution consisting of cash. As of January 1, 2002, the matching contribution was changed to 50 percent of participants’ basic contributions of up to 6 percent of their wages, with the matching cash contributions directed to be invested in Sparton Common Stock. During fiscal year 2004, 84,378 shares of Sparton Stock were purchased by the plan, through the public markets, using employer contributions. As of June 30, 2004, 212,905 shares of Sparton Stock were held in the 401(K) plan. No employee contributions are allowed to be invested in Sparton Stock. Amounts expensed under the plan were approximately $826,000, $773,000, and $741,000 for the years ended June 30, 2004, 2003 and 2002, respectively. As of June 30, 2004, plan assets totaled $13,807,000.

7. INCOME TAXES - Significant components of the Company’s deferred tax assets and liabilities at June 30, 2004 and 2003, are as follows:

	2004	2003

Deferred tax assets:
Environmental remediation	$2,591,000	$2,700,000
Canadian tax carryovers	1,521,000	1,672,000
Inventories	1,375,000	1,003,000
Charitable contribution carryover	203,000	249,000
Equity investment	567,000	579,000
Employment and compensation accruals	827,000	576,000
Other	15,000	60,000

Total deferred tax assets	7,099,000	6,839,000
Less valuation allowances	(1,498,000)	(1,474,000)

	5,601,000	5,365,000
Deferred tax liabilities:
Pension asset	1,962,000	2,223,000
Property, plant and equipment	438,000	989,000
Unrealized foreign currency transaction gain	226,000	447,000

Total deferred tax liabilities	2,626,000	3,659,000

Net deferred tax assets	$2,975,000	$1,706,000

NYSE:SPA	SPARTON

Deferred taxes are included in the balance sheets at June 30, 2004 and 2003, as follows:

	2004	2003

Prepaid expenses	$2,130,000	$660,000
Other assets	845,000	1,046,000

	$2,975,000	$1,706,000

	2004	2003	2002

Income (loss) before income taxes consists of the following:
United States	$(5,276,000)	$11,008,000	$4,308,000
Canada	1,095,000	1,225,000	(240,000)

	$(4,181,000)	$12,233,000	$4,068,000

	2004	2003	2002

The provision (credit) for income taxes consists of:
Current:
United States	$(1,048,000)	$2,919,000	$(450,000)
State and local	—	71,000	(37,000)

	(1,048,000)	2,990,000	(487,000)
Deferred - United States	(1,089,000)	251,000	1,627,000

	$(2,137,000)	$3,241,000	$1,140,000

The consolidated effective income tax (credit) rate differs from the statutory U.S. federal tax rate for the following reasons and by the following percentages:

	2004	2003	2002

Statutory U.S. federal income tax (credit) rate	(34.0)%	34.0%	34.0%
Significant increases (reductions) resulting from:
Charitable contributions	(1.1)	(2.4)	5.2
Canadian tax loss carryovers	—	(1.9)	1.8
Tax benefit of foreign sales	(4.2)	(2.8)	(9.8)
Foreign currency transactions/translation	(10.2)	(1.7)	—
State and local income taxes	(1.4)	0.6	(0.5)
Other	(0.2)	0.7	(1.8)

Effective income tax (credit) rate	(51.1)%	26.5%	28.9%

During fiscal 2002, Sparton donated land and facilities, with a net book value of $598,000, to the City of Flora, Illinois. This property, which had an appraised value of $1,515,000, had been used in Sparton’s discontinued automotive operations. The charitable contribution carryover is available to offset taxable income subject to limitations. Of the $1,515,000 available, $958,000 was utilized in Fiscal 2003 (none in 2004). The remaining carryover expires in 2007. The remaining $203,000 of deferred tax benefit related to this contribution has been fully offset by a valuation allowance at June 30, 2004. The benefit will be recognized as the Company is able to deduct the carryover.

For Canadian income tax purposes, approximately $3,170,000 of noncapital losses and $847,000 of scientific research and experimental development expenditures were available at June 30, 2004, for carryover against income in future tax years. The scientific research and experimental development expenditures have an unlimited carryover period. The capital loss carryovers expire as follows: $1,828,000 in 2006; $1,073,000 in 2007; $74,000 in 2008; $106,000 in 2009 and $89,000 in 2011. In addition, at June 30, 2004 unused investment tax credits of approximately $75,000 were available for carryover against tax liabilities in future tax years. These carryover credits expire as follows: $2,000 in 2005; $42,000 in 2006 and $31,000 in 2007. For financial reporting purposes, a valuation allowance of $1,498,000 has been established for the available Canadian and charitable contribution carryovers at June 30, 2004, after deducting a $226,000 Canadian deferred tax liability.

8. LEASES - The Company leases a substantial portion of its production machinery, data processing equipment, and other equipment. Such leases, some of which are noncancelable and in many cases include renewal options, expire at various dates. Generally, the Company is responsible for maintenance, insurance and taxes relating to these leased assets. Rent expense under agreements accounted for as operating leases was $5,044,000 in fiscal 2004, $4,756,000 in fiscal 2003, and $4,348,000 in fiscal 2002. At June 30, 2004, future minimum lease payments for all noncancelable operating leases totaled $11,182,000, and are payable as follows: 2005 - $3,435,000; 2006 - $3,014,000; 2007 - $2,062,000; 2008 - $1,661,000; and 2009 - $1,010,000.

NYSE:SPA	SPARTON

9. COMMITMENTS AND CONTINGENCIES - One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been the subject of ongoing investigations conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). The investigation began in the early 1980s and involved a review of onsite and offsite environmental impacts.

In December 1999, the Company increased its accrual for the cost of addressing environmental impacts associated with its Coors Road facility by $10,000,000 pre-tax. This increase to the accrual was in response to a Consent Decree settling lawsuits, as well as a related administrative enforcement action, and covered costs expected to be incurred over the next thirty years.

At June 30, 2004, Sparton has a remaining accrual of $7,198,000 as its estimate of the minimum future undiscounted financial liability with respect to this matter, of which $656,000 is classified as a current liability and included on the balance sheet in accrued liabilities. The Company’s minimum cost estimate is based upon existing technology and excludes legal and related consulting costs. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements. Legal and related consulting costs are expensed as incurred.

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

With the settlement, Sparton received cash and gained some degree of risk protection, with the DOE agreeing to reimburse future costs incurred above the established level. The financial impact of the settlement was recorded in the first quarter of fiscal 2003. Most of the settlement proceeds (approximately $5,500,000) were recorded as operating income. Included in current year charges against operating income related to the New Mexico environmental remediation effort, principally litigation, was $321,000. Charges of $260,000 and $840,000 were included in 2003 and 2002, respectively.

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

In September 2002, STI filed an action in the U.S. District Court for the Eastern District of Michigan to recover certain unreimbursed costs incurred as a result of a manufacturing relationship with two entities, Util-Link, LLC (Util-Link) of Delaware and National Rural Telecommunications Cooperative (NRTC) of the District of Columbia. On or about October 21, 2002, the defendants filed a counterclaim seeking money damages, alleging that STI breached its duties in the manufacture of products for the defendants. The defendant Util-Link has asked for damages in the amount of $25,000,000 for lost profits. The defendant NRTC has asked for damages in the amount $20,000,000 for the loss of its investment in and loans to Util-Link. Sparton has had an opportunity to fully review the respective claims and believes that the damages sought by NRTC are included in Util-Link’s claim for damages and, as such, are duplicative. Sparton believes the counterclaim to be without merit and intends to vigorously defend against it. This case is in the discovery stage.

At this time, the Company is unable to predict the outcome of the above claims.

NYSE:SPA	SPARTON

10. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) - The following unaudited information shows selected items by quarter for the years ended June 30, 2004 and 2003, respectively:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales:
2004	$36,424,801	$33,239,772	$43,566,394	$47,772,975
2003	36,767,907	43,279,295	40,841,367	48,972,718
Gross profit:
2004	$433,958	$1,440,501	$3,581,385	$3,895,621
2003	3,764,262	5,765,067	4,139,852	5,532,137
Net income (loss):
2004	$(2,180,489)	$(1,516,246)	$156,013	$1,497,225
2003	3,577,835	2,178,433	670,530	2,565,474
Earnings (loss) per share - basic:
2004	$(0.26)	$(0.18)	$0.02	$0.18
2003	0.43	0.26	0.08	0.31
Earnings (loss) per share - diluted:
2004	$(0.26)	$(0.18)	$0.02	$0.18
2003	0.42	0.26	0.08	0.30

Pre-tax income in the fourth quarter of 2004 was reduced by $1,021,000 due to a charge for obsolete inventory at two locations. The inventory that was reserved for was previously used in the production of certain proprietary products. Upon the recent evaluation of these products, and based on their decreased demand and changes in product specifications, the inventory was deemed excess or abandoned.

Pre-tax income in the fourth quarter of 2004 included a $844,000 gain on sale related to the disposal of the Rio Rancho facility. The Rio facility was sold in June 2004 and is currently being leased until the Company’s transition to the new facility in Albuquerque, New Mexico is completed. The move to the new plant is anticipated to be completed by November 2004.

Net income increased in the fourth quarter of 2004 by $989,000 due to the lower effective tax rate (credit) of (51%). The tax rate used earlier in fiscal 2004 was based on anticipated financial results which did not materialize. In addition, the significant impact from foreign translations and transactions was not anticipated. The combination of these two factors in the fourth quarter, and the final tax provision calculation, greatly affected the final tax benefit in the fourth quarter in a manner not previously anticipated.

Net income increased in the fourth quarter of 2003 by $321,000 due to the lower effective tax rate of 26.5%. See Note 7 for a reconciliation of the statutory U.S. federal tax rate of 34% to the actual effective rate of 26.5%. The effective tax rate for the year was lower than estimated through the third quarter due to (1) higher than anticipated fourth quarter foreign sales, for which the Company receives a tax benefit and (2) the net foreign currency transaction and translation income, discussed below, for which no tax expense was recorded due to the tax net operating loss carryover position of the Company’s Canadian subsidiary.

Translation adjustments, along with gains and losses from foreign currency transactions, are included in current earnings and, in the aggregate, amounted to expense of $158,000, and income of $506,000, during the fourth quarter of the fiscal years ended June 30, 2004 and 2003, respectively.

Net income in the first quarter of 2003 includes the impact of the settlement with various entities, in which the Company recovered costs associated with its Coors Road remediation efforts in Albuquerque, New Mexico. Approximately $5,000,000 ($3,630,000 net of tax) of this settlement was taken to income.

11. BUSINESS, GEOGRAPHIC, AND SALES CONCENTRATION - The Company operates in one business segment, electronic contract manufacturing services (EMS).

Sales to individual customers in excess of 10% were as follows:

Customer	2004	2003	2002
A	25%	16%	16%
B	*	11	*

(*) denotes sales were below 10% of total.

Sales to U.S. government agencies, primarily anti - submarine warfares (ASW) devices were $39,169,000 in Fiscal 2004, $27,729,000 in fiscal 2003 and $38,826,000 in fiscal 2002.

NYSE:SPA	SPARTON

The Company’s net sales were made to customers in the following countries:

	2004	2003	2002
United States	$153,231,000	$136,252,000	$129,633,000
Canada	3,432,000	18,158,000	3,684,000
Other foreign countries (1)	4,341,000	15,451,000	16,355,000

Consolidated total	$161,004,000	$169,861,000	$149,672,000

(1) No single country accounted for 10% or more of export sales in the fiscal years ended 2004, 2003, or 2002.

On a worldwide basis, ASW devices and related engineering contract services contributed approximately $36,354,000 (23%), $48,774,000 (29%), and $51,680,000 (35%), respectively, to total sales for the fiscal years ended 2004-2002.

Long-lived assets of the Company located outside of the United States are not material.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Other than the previously reported change in fiscal 2003 of the Company’s independent public accountant, there were no changes in the Company’s accountants and there have been no disagreements with the Company’s accountants on accounting and financial disclosure.

Item 9(a). Controls and Procedures

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

As of June 30, 2004, an evaluation was updated by the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures continue to be effective as of June 30, 2004. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers of the Registrant - Information with respect to directors is included in the Company’s Proxy Statement under “Election of Directors” and is incorporated herein by reference. Information concerning executive officers is included in Part I, Item 4.

Audit Committee Financial Expert - Information with respect to the audit committee financial expert is included in the Company’s Proxy Statement under the heading “Election of Directors” and is incorporated herein by reference.

Identification and Composition of the Audit Committee - Information with respect to the identification and composition of the audit committee is included in the Company’s Proxy Statement under the heading “Election of Directors” and is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act - Information with respect to the compliance with Section 16(a) of the Exchange Act is included in the Company’s Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Code of Ethics - Information with respect to the Company’s Governance Guidelines and the Code of Ethics is available at the Company’s website www.sparton.com under the heading “Investor Relations”. The Company’s Code of Ethics as currently in effect (together with any amendments that may be adopted from time to time) is posted on the website. To the extent any waiver is granted with respect to the Code of Ethics that requires disclosure under applicable SEC rules, such waiver will also be posted on the website.

NYSE:PA	SPARTON

Item 11. Executive Compensation

Information concerning executive compensation is included under “Compensation of Executive Officers” in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information on management and certain other beneficial ownership of the Company’s common stock is included under “Outstanding Stock and Voting Rights” in the Proxy Statement and is incorporated herein by reference.

The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of June 30, 2004.

Number of securities
remaining available for
	Number of securities to be	Weighted-average exercise	future issuance under equity
	issued upon exercise of outstanding	price of outstanding	compensation plans (excluding
Plan category	options, warrants and rights	options, warrants and rights	securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	560,053	$6.10	185,369
Equity compensation plans not approved by security holders	—	—	—

Item 13. Certain Relationships and Related Transactions

Information as to certain relationships and related transactions is included under “Certain Relationships and Transactions” in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information with respect to principal accountant fees and services, as well as information regarding the Audit Committee’s pre-approval policies and procedures regarding audit and other services, is included under “Relationship with Independent Auditors” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report on Form 10-K

1.	Financial Statements The financial statements are set forth under Item 8 of this report on Form 10-K.

2.	Financial Statement Schedule(s): Schedule II - Valuation and Qualifying Accounts (Consolidated)

Reserves deducted from assets in the balance sheets:

	2004	2003	2002
Inventory Reserve Accounts, Years ended June 30 :
Balance at beginning of period	$2,916,000	$2,874,000	$4,573,000
Charged to costs and expenses	2,819,000	1,445,000	1,873,000
Deductions (*)	(1,791,000)	(1,403,000)	(3,572,000)

Balance at end of period	$3,944,000	$2,916,000	$2,874,000

(*) Deductions from the inventory reserve accounts represent obsolete or unsaleable inventory written off and/or disposed of.

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

3.	Exhibits - A list of the Exhibits filed as part of this report is set forth in the Exhibit Index that immediately precedes such Exhibits and is incorporated herein by reference.

NYSE:SPA	SPARTON

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 27, 2004

SPARTON CORPORATION Richard L. Langley, Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

By /s/ BRADLEY O. SMITH Bradley O. Smith, Chairman of the Board of Directors	August 27, 2004

By /s/ DAVID W. HOCKENBROCHT David W. Hockenbrocht, Chief Executive Officer, President and Director (Principal Executive Officer)	August 27, 2004

By /s/ RICHARD L. LANGLEY Richard L. Langley, Chief Financial Officer, Vice President, Treasurer and Director	August 27, 2004

By /s/ JAMES N. DEBOER James N. DeBoer, Director	August 27, 2004

By /s/ JAMES D. FAST James D. Fast, Director	August 27, 2004

By /s/ DR. RICHARD J. JOHNS Dr. Richard J. Johns, Director	August 27, 2004

By /s/ DAVID P. MOLFENTER David P. Molfenter, Director	August 27, 2004

By /s/ WILLIAM I. NOECKER William I. Noecker, Director	August 27, 2004

By /s/ W. PETER SLUSSER W. Peter Slusser, Director	August 27, 2004

NYSE:SPA	SPARTON

EXHIBIT INDEX

3 and 4	Amended Articles of Incorporation of the Registrant were filed with Form 10-Q for the three-month period ended September 30, 2002, and are incorporated herein by reference.

Amended Bylaws of the Registrant were filed with Form 10-Q for the three-month period ended December 31, 2000, and are incorporated herein by reference.

Amended Code of Regulations of the Registrant were filed with Form 10-Q for the three-month period ended September 30, 1982, and are incorporated herein by reference.

22	Subsidiaries (filed herewith and attached).

23	Consent of independent auditors (filed herewith and attached).

31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NYSE:SPA	SPARTON