Form 10-Q
period 2004-09-30
SPARTON CORP
filed 2004-11-12
CIK 92679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

[  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Shares Outstanding at
Class of Common Stock	October 31, 2004

$1.25 Par Value	8,352,352

INDEX

Part I.
Financial Information

Item 1. Financial Statements

SPARTON CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)
September 30, 2004 and June 30, 2004

	September 30	June 30
Assets
Current assets:
Cash and cash equivalents	$15,014,317	$10,820,461
Investment securities	18,675,642	18,641,792
Accounts receivable	19,492,454	21,267,459
Income taxes recoverable	—	559,706
Inventories and costs on contracts in progress	36,735,785	37,210,259
Prepaid expenses	2,627,928	2,859,016

Total current assets	92,546,126	91,358,693
Pension asset	5,316,951	5,448,968
Other assets	5,652,661	5,570,773
Property, plant and equipment, net	12,715,496	12,041,062

Total assets	$116,231,234	$114,419,496

Liabilities and Shareowners’ Equity
Current liabilities:
Accounts payable	$8,946,250	$10,052,854
Salaries and wages	3,097,341	3,387,490
Accrued health benefits	942,206	1,044,810
Other accrued liabilities	4,844,188	4,526,234
Income taxes payable	576,294	—

Total current liabilities	18,406,279	19,011,388
Environmental remediation - noncurrent portion	6,472,953	6,542,009
Shareowners’ equity:
Preferred stock, no par value; 200,000 shares authorized, none outstanding	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 8,352,352 and 8,351,538 shares outstanding at September 30 and June 30, respectively	10,440,440	10,439,423
Capital in excess of par value	7,139,277	7,134,149
Accumulated other comprehensive income	128,528	62,368
Retained earnings	73,643,757	71,230,159

Total shareowners’ equity	91,352,002	88,866,099

Total liabilities and shareowners’ equity	$116,231,234	$114,419,496

See accompanying notes.

SPARTON CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
For the Three-Month Periods ended September 30, 2004 and 2003

	2004	2003
Net sales	$45,188,315	$36,424,801
Costs of goods sold	38,721,599	35,980,600

	6,466,716	444,201
Selling and administrative expenses:
Selling and administrative expenses	3,387,053	3,759,004
EPA related - net environmental remediation	84,000	74,000

	3,471,053	3,833,004

Operating income (loss)	2,995,663	(3,388,803)
Other income (expense):
Interest and investment income	215,473	230,542
Equity income (loss) in investment	(20,000)	21,000
Other - net	358,462	(69,228)

	553,935	182,314

Income (loss) before income taxes	3,549,598	(3,206,489)
Provision (credit) for income taxes	1,136,000	(1,026,000)

Net income (loss)	$2,413,598	$(2,180,489)

Basic and diluted earnings (loss) per share(1)	$0.29	$(0.26)

(1)	All share and per share information have been adjusted to reflect the impact of the 5% stock dividend declared in October 2003.

See accompanying notes.

SPARTON CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three-Month Periods ended September 30, 2004 and 2003

	2004	2003
Cash flows provided (used) by Operating Activities:
Net income (loss)	$2,413,598	$(2,180,489)
Add (deduct) noncash items affecting operations:
Depreciation, amortization and accretion	388,557	365,273
Change in pension asset	132,017	32,008
Loss on sale of investment securities	5,244	13,880
Equity (income) loss on investment	20,000	(21,000)
Other	—	54,050
Add (deduct) changes in operating assets and liabilities:
Accounts receivable	1,775,005	9,434,873
Income taxes recoverable	559,706	(616,557)
Inventories and prepaid expenses	678,450	(3,313,134)
Accounts payable, salaries and wages, accrued liabilities and income taxes	(674,165)	(274,597)

Net cash provided by operating activities	5,298,412	3,494,307
Cash flows provided (used) by Investing Activities:
Purchases of investment securities	(2,260,706)	(908,720)
Proceeds from sale of investment securities	2,294,884	400,000
Purchases of property, plant and equipment, net	(1,062,991)	(343,538)
Other, principally noncurrent other assets	(81,888)	149,852

Net cash used by investing activities	(1,110,701)	(702,406)
Cash flows provided (used) by Financing Activities:
Proceeds from exercise of stock options	6,145	14,685

Increase in cash and cash equivalents	4,193,856	2,806,586
Cash and cash equivalents at beginning of period	10,820,461	10,562,222

Cash and cash equivalents at end of period	$15,014,317	$13,368,808

Supplemental disclosures of cash paid during the period:
Income taxes - net	$13,000	$300,000

See accompanying notes.

SPARTON CORPORATION & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — The following is a summary of the Company’s accounting policies not discussed elsewhere within this report.

Basis of presentation — The accompanying unaudited Condensed Consolidated Financial Statements of Sparton Corporation and all active subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All significant intercompany transactions and accounts have been eliminated. The Condensed Consolidated Balance Sheet at September 30, 2004, and the related Condensed Consolidated Statements of Operations and Cash Flows for the three-month periods ended September 30, 2004 and 2003, are unaudited, but include all adjustments (consisting of normal recurring accruals) which the Company considers necessary for a fair presentation of such financial statements. Certain reclassification of prior period amounts have been made to conform to the current presentation. Operating results for the three-month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2005.

The balance sheet at June 30, 2004, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

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

Use of estimates — Accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the disclosure of assets and liabilities and the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

New accounting standards — In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS No. 148), which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” The amendment permits two additional transition methods for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures about the effects of stock-based compensation. SFAS No. 148 was effective for the Company’s fiscal year end June 30, 2003. SFAS No. 123, as amended by SFAS No. 148, permits companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (APB 25), and provide pro forma net income and earnings per share disclosures for employee stock compensation as if the fair-value-based method defined in SFAS No. 123 had been applied.

If the Company were to start expensing stock options immediately, the applicable accounting rules would be those prescribed by SFAS 123, which require the use of fair value to report stock option expense. However, the FASB has proposed new rules that would replace SFAS 123, and those new rules, if adopted as proposed, would require companies to expense stock options and, for the Company, would be effective beginning in the first quarter of fiscal 2006. The Company will fully comply once final rules are published and effective. It is expected that these new rules will be different than SFAS 123. Differences between the two rules could include the tax accounting for stock options, the pattern and timing of recording each stock option’s expense, accounting for option plan modifications and share cancellations. Given that these new rules are not final, the Company believes that expensing stock options using SFAS 123 and then changing to the FASB’s new rules when finalized would confuse users of our financial statements. Therefore, given the changes under consideration by the FASB, the Company believes it is appropriate to await the official pronouncement of the FASB before changing its formal accounting method on this subject. The Company does not expect the final pronouncement to have a significant impact on results of operations or financial position.

Periodic benefit cost — The Company follows the disclosure requirements of SFAS No. 132 (R). For the three months ended September 30, 2004, $132,000 of expense had been recorded. Total net periodic benefit cost for fiscal 2005 is expected to be $528,000. The components of net periodic pension expense for each of the periods presented were as follows:

	Three Months Ended
	September 30
	2004	2003
Service cost	$151,000	$24,000
Interest cost	172,000	30,000
Expected return on plan assets	(253,000)	(38,000)
Amortization of prior service cost	24,000	4,000
Amortization of net loss	38,000	12,000

Net periodic benefit cost	$132,000	$32,000

Stock options — The Company follows APB 25 and related Interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recognized as the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant. The Company follows the disclosure requirements of SFAS No.123 as amended by SFAS No. 148.

The Company has an incentive stock option plan under which 760,000 common shares were reserved for option grants to key employees and directors at the fair market value of the stock at the date of the grant. As of September 30, 2004, there were 558,136 shares under option outstanding with prices ranging from $3.40 to $9.35, a weighted contracted life of 2.60 years, and a weighted average exercise price of $6.10. The following table summarizes information about stock options outstanding and exercisable at September 30, 2004:

Options Outstanding				Options Exercisable
Range of	Number Outstanding	Wtd. Avg. Remaining	Wtd. Avg.	Number Exercisable	Wtd. Avg.
Exercise Prices	at 9/30/04	Contractual Life (years)	Exercise Price	at 9/30/04	Exercise Price
$3.40 to $6.36	409,324	1.9	$5.49	244,009	$5.23
$6.58 to $9.35	148,812	4.5	$7.67	63,127	$7.67

At September 30, 2004 exercisable options and per share weighted average exercise price were 307,136 and $5.72, respectively. At September 30, 2004, remaining shares available for grant under the plan were 186,472.

The following sets forth a reconciliation of net income (loss) and earnings (loss) per share information for the three months ended September 30, 2004 and 2003, as if the Company had recognized compensation expense based on the fair value at the grant date for awards under the plan. For purposes of computing pro forma net income (loss), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

	September 30,
	2004	2003
Net income (loss), as reported	$2,414,000	$(2,180,000)
Deduct:
Total stock-based compensation expense determined under the fair value based method for all awards, net of tax effects	41,000	48,000

Pro forma net income (loss)	$2,373,000	$(2,228,000)

Pro forma earnings (loss) per share:
Basic and diluted earnings (loss) per share	$0.28	$(0.27)

2. INVENTORIES — Inventories are valued at the lower of cost (first-in, first-out basis) or market and include costs related to long-term contracts. Inventories, other than contract costs, are principally raw materials and supplies. The following are the major classifications of inventory:

	September 30, 2004	June 30, 2004
Raw materials	$25,490,000	$23,641,000
Work in process and finished goods	11,246,000	13,569,000

	$36,736,000	$37,210,000

Work in process and finished goods inventories include $1.9 and $4.3 million of completed, but not yet accepted, sonobuoys at September 30, 2004 and June 30, 2004, respectively. Inventories are reduced by progress billings to the U.S. government of approximately $5,166,000 and $2,125,000 at September 30, 2004 and June 30, 2004, respectively.

3. EARNINGS (LOSS) PER SHARE — For the three months ended September 30, 2004, options to purchase 2,700 shares of common stock were not included in the computation of diluted earnings per share, as the options’ exercise prices were greater than the average market price of the Company’s common stock and, therefore, would be anti-dilutive.

Due to the Company’s fiscal 2004 reported net loss, 148,558 outstanding stock option share equivalents were excluded from the computation of diluted earnings per share during the three months ended September 30, 2003, because their inclusion would have been anti-dilutive.

Basic and diluted earnings per share were computed on the following:

	September 30,
	2004	2003
Basic - weighted average shares outstanding	8,351,989	8,343,820
Effect of dilutive stock options	109,524	—

Weighted average diluted shares outstanding	8,461,513	8,343,820

Basic and diluted earnings (loss) per share	$0.29	$(0.26)

4. COMPREHENSIVE INCOME (LOSS) — Comprehensive income (loss) includes net income (loss) as well as unrealized gains and losses, net of tax, on investment securities owned and investment securities held by an investee accounted for by the equity method, which are excluded from net income. Unrealized gains and losses, net of tax, are reflected as a direct charge or credit to shareowners’ equity. Total comprehensive income (loss) is as follows for the three-month periods ended September 30, 2004 and 2003, respectively:

	September 30,
	2004	2003
Net income (loss)	$2,414,000	$(2,180,000)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses)
- investment securities owned	63,000	(103,000)
Net unrealized gains
- investment securities held by investee accounted for by the equity method	20,000	218,000

Comprehensive income (loss)	$2,497,000	$(2,065,000)

At September 30, 2004 and June 30, 2004, shareowners’ equity includes accumulated other comprehensive income of $129,000 and $62,000, respectively, net of tax. These balances include $63,000 and $16,000 for unrealized gains on investment securities owned, and unrealized gains of $66,000 and $46,000 for investment securities held by an investee accounted for by the equity method, as of September 30, 2004 and June 30, 2004, respectively.

5. INVESTMENT SECURITIES — The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying value. Cash and cash equivalents consist of demand deposits and other highly liquid investments with an original term of three months or less. The investment portfolio has various maturity dates up to 24 years. A daily market exists for all investment securities. The Company believes that the impact of fluctuations in interest rates on its investment portfolio should not have a material impact on financial position or results of operations. Investments in debt securities that are not cash equivalents and marketable equity securities have been designated as available-for-sale. Those securities are reported at fair value, with net unrealized gains and losses included in accumulated other comprehensive income, net of applicable taxes. Unrealized losses that are other than temporary are recognized in earnings. The Company does not believe there are any significant individual unrealized losses as of September 30, 2004, which would represent other than temporary losses, and there are no unrealized losses with a duration of one year or more. Realized gains and losses on investments are determined using the specific identification method. It is the Company’s intention to use these investment securities to provide working capital and fund the expansion of its business and for other business purposes.

At September 30, 2004, the Company had net unrealized gains of $100,000. At that date, the net after-tax effect of these gains was $63,000, which is included in accumulated other comprehensive income within shareowners’ equity. For the three months ended September 30, 2004 and 2003, purchases of investment securities totaled $2,261,000 and $909,000, and sales of investment securities totaled $2,295,000 and $400,000, respectively.

The Company owns a 14% interest in Cybernet Systems Corporation (Cybernet), 12% on a fully diluted basis. This investment, with a carrying value of $1,677,000 at September 30 and June 30, 2004, represents the Company’s equity interest in Cybernet’s net assets plus $770,000 of goodwill (no longer being amortized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”). The investment in Cybernet is accounted for under the equity method, and is included in other assets on the condensed consolidated balance sheet. The Company’s share of unrealized gains (losses) on available-for-sale securities held by Cybernet is carried in accumulated other comprehensive income (loss) within the shareowners’ equity section of the Company’s balance sheet.

The contractual maturities of debt securities, and total equity securities as of September 30, 2004, are as follows:

	Years
	Within 1	1 to 5	5 to 10	Over 10	Total
Debt securities:
Corporate - primarily U.S.	$1,405,601	$3,828,928	$—	$—	$5,234,529
U.S. government and federal agency	317,967	3,133,539	1,473,811	1,485,767	6,411,084
State and municipal	100,037	3,171,381	1,315,239	—	4,586,657

Total debt securities	1,823,605	10,133,848	2,789,050	1,485,767	16,232,270
Equity securities - primarily preferred stock	2,443,372	—	—	—	2,443,372

Total investment securities	$4,266,977	$10,133,848	$2,789,050	$1,485,767	$18,675,642

6. COMMITMENTS AND CONTINGENCIES — One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been involved with ongoing environmental remediation since the early 1980’s. At September 30, 2004, Sparton has accrued $7,072,000 as its estimate of the minimum future undiscounted financial liability, of which $599,000 is classified as a current liability and included in accrued liabilities. Amounts charged to operations, principally legal and consulting fees, for the three months ended September 30, 2004 and 2003 were $84,000 and $74,000, respectively. These costs were generally incurred in pursuit of various claims for reimbursement/recovery. The Company’s minimum cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment, operating, and continued monitoring costs for onsite and offsite pump and treat containment systems.

In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (DOE) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8,400,000 incurred from the date of settlement. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be significantly affected by the impact of changes associated with the ultimate resolution of this contingency.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant events affecting the Company’s earnings and financial condition during the periods included in the accompanying financial statements. Additional information regarding the Company can be accessed via Sparton’s website at www.sparton.com. Information provided at the website includes, among other items, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Quarterly Earnings Releases, News Releases, and the Code of Business Conduct and Ethics, as well as the various committee charters of the Board of Directors. These items are also available, free of charge, by contacting the Company’s Shareowners Relations department. The Company’s operations are in one line of business, electronic contract manufacturing services (EMS). Sparton’s capabilities range from product design and development through aftermarket support, specializing in total business solutions for government, medical/scientific instrumentation, aerospace and industrial/other markets. These include the design, development and/or manufacture of electronic parts and assemblies for both government and commercial customers worldwide. Governmental sales are mainly sonobuoys.

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

Other risks and uncertainties that may affect operations, performance, growth forecasts and business results include, but are not limited to, timing and fluctuations in U.S. and/or world economies, competition in the overall EMS business, availability of production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, foreign currency exchange rate risk, uncertainties associated with the costs and benefits of new facilities and the closing of others, uncertainties associated with the outcome of litigation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation. A further risk factor is the availability and cost of materials. The Company has encountered availability and extended lead time issues on some electronic components in the past when market demand has been strong, which have resulted in higher prices and late deliveries. Additionally, the timing of sonobuoy sales to the U.S. Navy is dependent upon access to the test range and successful passage of product tests performed by the U.S. Navy. Reduced governmental budgets have made access to the test range less predictable and less frequent than in the past. Finally, the Sarbanes-Oxley Act of 2002 has required changes in, and formalization of, some of the Company’s corporate governance and compliance practices. The SEC and New York Stock Exchange have also passed new rules and regulations requiring additional compliance activities. Compliance with these rules has increased administrative costs, and it is expected that certain of these costs will continue indefinitely. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

	Three Months Ended September 30
	2004		2003
		%of		%of	%
	Sales	Total	Sales	Total	Change
Government	$10,922,000	24.2%	$10,300,000	28.3%	6.0%
Industrial / Other	11,883,000	26.3	9,025,000	24.8	31.7
Aerospace	18,677,000	41.3	12,087,000	33.2	54.5
Medical/Scientific Instrumentation	3,706,000	8.2	5,013,000	13.7	(26.1)

Totals	$45,188,000	100.0%	$36,425,000	100.0%	24.1

Sales for the three-month period ended September 30, 2004, totaled $45,188,000, an increase of $8,763,000 (24.1%) from the same quarter last year. Government sales increased slightly, and included $4.7 million of a delayed sonobuoy sale originally anticipated to ship in fiscal 2004. Government sales were lower than anticipated due to production interruptions at the Company’s Florida facilities, as several tropical storms disrupted operations in the first quarter of fiscal 2005. Industrial market sales also increased from the same period last year. This increase was attributed to increased demand from three existing customers. Sales to the aerospace markets continue to grow, increasing 54.5% from the prior year. In general, this reflects stronger demand in the commercial aerospace market. A large component of this increased demand was due to higher sales of products related to collision avoidance systems. The increased demand for the collision avoidance products is not anticipated to continue throughout the year. $6.0 million of the aerospace increase was attributable to increased orders from one customer, to which the Company supplies product to six manufacturing facilities. Medical/scientific instrumentation sales declined from the prior year. This decrease resulted from overall lower demand from existing customers in this market area. While the Company has added several new customers, and/or products in this area, the volume of new business has not been as much as previously anticipated.

During the month of October the Company, did not have access to the Navy’s test range; and access in November is also unlikely. If the Company does not have sufficient access during December, with resulting successful passage of product tests, government sales in the second quarter would be negatively impacted.

The following table presents income statement data as a percentage of net sales for the quarters ended September 30, 2004 and 2003, respectively:

	2004	2003
Net sales	100.0%	100.0%
Costs of goods sold	85.7	98.8

Gross profit	14.3	1.2
Selling and administrative	7.7	10.5

Operating income (loss)	6.6	(9.3)
Other income - net	1.2	.5

Income (loss) before income taxes	7.8	(8.8)
Provision (credit) for income taxes	2.5	(2.8)

Net income (loss)	5.3%	(6.0)%

An operating profit of $2,996,000 was reported for the three months ended September 30, 2004, compared to an operating loss of $3,389,000 for the three months ended September 30, 2003. Gross profit percentage for the three months ended September 30, 2004, was 14.3%, up from 1.2% for the same period last year. While the recent tropical storms largely bypassed the Company’s two Florida facilities, extensive preparations were undertaken to prepare for the storms. This unexpected activity, along with the minor damage that was experienced and unproductive wages, resulted in costs of approximately $500,000 being charged in the first quarter of fiscal 2005. The prior year’s depressed margin reflects the inclusion of costs on the start-up phase of several major programs, as well as final charges incurred at the completion of one sonobuoy contract that had experienced technical problems. In addition, the prior year’s margin included a redesign effort on an existing product line, which resulted in a charge to operations of $496,000. The majority of the lowered selling and administrative expenses, as a percentage of sales, was due to the significant increase in sales for the first quarter of fiscal 2005, compared to the same period last year, without a related increase in these expenses. In addition, bid and proposal and unreimbursed research and development expenses for fiscal 2005 declined $340,000 from the same period last year.

Interest and investment income decreased $15,000 to $215,000 in 2004. This reduction was due to decreased funds available for investment. Other income-net in 2004 was $358,000, versus expense of $69,000 in 2003. Translation adjustments, along with gains and losses from foreign currency transactions, are included in other income and, in the aggregate, amounted to a gain of $361,000 and a loss of $10,000 during the three months ended September 30, 2004 and 2003, respectively. Other expense-net in 2003 includes $60,000 of charges for the Company’s previously owned automotive segment.

Due to factors described above, the Company reported net income of $2,414,000 ($0.29 per share, basic and diluted) for the three months ended September 30, 2004, versus a loss of $2,180,000 ($(0.26) per share, basic and diluted) for the corresponding period last year.

LIQUIDITY AND CAPITAL RESOURCES

For the three-month period ended September 30, 2004, Cash and Cash Equivalents increased $4,194,000 to $15,014,000. Operating activities provided $5,298,000 in net cash flows. The primary source of cash was from operations, compared to a loss in fiscal 2004 resulting in a use of cash, and a reduction in accounts receivable. The primary use of cash was a decrease in accounts payable. The primary source of cash in fiscal 2004 was a decrease in accounts receivable, reflective of receipt of payment for a large volume of sales recognized in June 2003. The change in cash flow from prior year due to inventory and prepaid expenses reflected a large increase in fiscal 2004 inventory due to delayed customer delivery schedules, as well as increased inventory for new customer contracts.

Cash flows used by investing activities for the three-month period ended September 30, 2004, totaled $1,111,000, primarily for purchases of property, plant and equipment, which is discussed below.

The Company’s market risk exposure to foreign currency exchange and interest rates are not considered to be material, principally due to their short term nature and minimal receivables and payables designated in foreign currency. The Company has had no short-term bank debt since December 1996, and currently has an unused informal line of credit totaling $20 million.

At September 30, 2004 and June 30, 2004, the aggregate government EMS backlog was approximately $37 million and $41 million, respectively. A majority of the September 30, 2004, backlog is expected to be realized in the next 12-15 months. Commercial EMS orders are not included in the backlog. The Company does not believe the amount of commercial activity covered by firm purchase orders is a meaningful measure of future sales, as such orders may be rescheduled or cancelled without significant penalty.

The Company is constructing a new facility in Vietnam, which is expected to provide increased growth opportunities. As the Company has not previously done business in this emerging market, there are many uncertainties and risks inherent in this potential venture. It is estimated that the Company will invest approximately $5-$7 million, which includes land, building, and initial operating expenses. The new operation will carry the name Spartronics, Inc. The Company is also continuing a program of identifying and evaluating potential acquisition candidates in both the defense and medical markets.

The Company has purchased a manufacturing facility in Albuquerque, New Mexico. This facility will replace an existing plant in Rio Rancho, New Mexico. The facility was purchased in December 2003 for approximately $4.5 million. Estimated additional costs totaling approximately $2.0 million are anticipated to be incurred as the Company completes its transition between facilities. At September 30, 2004, $5.5 million of cost for the new facility was included as construction in progress in the property, plant and equipment section of the condensed consolidated balance sheet. The existing Rio Rancho plant was sold in June 2004. The Company will continue to lease the Rio Rancho facility until the transition to the new facility is completed. The transition between facilities is anticipated to be completed by December 31, 2004.

No cash dividends were declared in either period presented. At September 30, 2004, the Company had $91,352,000 in shareowners’ equity ($10.94 per share), $74,140,000 in working capital, and a 5.03:1.00 working capital ratio. For the foreseeable future (12-18 months), the Company believes it has sufficient liquidity for its anticipated needs, unless a significant business acquisition is identified and completed for cash.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2004. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are regularly evaluated and are based on historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results could differ from these estimates. The Company believes that of its significant accounting policies, the following involve a higher degree of judgment and complexity.

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

Government Contract Cost Estimates

Government production contracts are accounted for based on completed units accepted with respect to revenue recognition and their estimated average cost per unit regarding costs. Losses for the entire amount of a contract are recognized in the period when such losses are determinable. Significant judgment is exercised in determining estimated total contract costs including, but not limited to, cost experience to date, estimated length of time to contract completion, costs for materials, production labor and support services to be expended, and known issues on remaining units to be completed. Estimated costs developed in the early stages of contracts can change significantly as the contracts progress, and events and activities take place. Significant changes in estimates can also occur when new designs are initially placed into production. The Company formally reviews its costs incurred-to-date and estimated costs to complete on all significant contracts on a quarterly basis and revised estimated total contract costs are reflected in the financial statements. Depending upon the circumstances, it is possible that the Company’s financial position, results of operations, and cash flows could be materially affected by changes in estimated costs to complete on one or more significant contracts.

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

Allowance for Possible Losses on Receivables

The accounts receivable balance is recorded net of allowances for amounts not expected to be collected from customers. The allowance is estimated based on historical experience of write-offs, the level of past due amounts, information known about specific customers with respect to their ability to make payments, and future expectations of conditions that might impact the collectibility of accounts. Accounts receivable are generally due under normal trade terms for the industry. Credit is granted, and credit evaluations are periodically performed, based on a customers’ financial condition and other factors. Although the Company does not generally require collateral, cash in advance or letters of credit may be required from customers in certain circumstances, including some foreign customers. When management determines that it is probable that an account will not be collected, it is charged against the allowance for possible losses. The Company reviews the adequacy of its allowance monthly. The allowance for doubtful accounts was $125,000 and $46,000 at September 30, 2004 and June 30, 2004, respectively. If the financial conditions of customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Given the Company’s significant balance of government receivables and letters of credit from foreign customers, collection risk is considered minimal. Historically, uncollectible accounts have been insignificant and the minimal allowance is deemed adequate.

Pension Obligations

The Company calculates the cost of providing pension benefits under the provisions of Statement of Financial Accounting Standards (SFAS) No. 87. The key assumptions required within the provisions of SFAS No. 87 are used in making these calculations. The most significant of these assumptions are the discount rate used to value the future obligations and the expected return on pension plan assets. The discount rate is consistent with market interest rates on high-quality, fixed income investments. The expected return on assets is based on long-term returns and assets held by the plan, which is influenced by historical averages. If actual interest rates and returns on plan assets materially differ from the assumptions, future adjustments to the financial statements would be required. While changes in these assumptions can have a significant effect on the pension benefit obligations reported in the Condensed Consolidated Balance Sheets and the unrecognized gain or loss accounts, the effect of changes in these assumptions is not expected to have the same relative effect on net periodic pension expense in the near term. While these assumptions may change in the future based on changes in long-term interest rates and market conditions, there are no known expected changes in these assumptions as of September 30, 2004. As indicated above, to the extent the assumptions differ from actual results, there would be a future impact on the financial statements. The extent to which this will result in future expense is not determinable at this time as it will depend upon a number of variables, including trends in interest rates and the actual return on plan assets. For example, an increase in the return on the plan assets due to improved market conditions would reduce the unrecognized loss account and thus reduce future expense. While net periodic pension expense has increased during the past two years, no cash payments are expected to be required for the next several years due to the plan’s funded status.

OTHER

LITIGATION

One of Sparton’s facilities, located in Albuquerque, New Mexico, has been the subject of ongoing investigations conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). The investigation began in the early 1980’s and involved a review of onsite and offsite environmental impacts.

At September 30, 2004, Sparton has accrued $7,072,000 as its estimate of the future undiscounted minimum financial liability related to this site. The Company’s cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment and operating costs for onsite and offsite operations and is based on existing methodology. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. It is possible that cash flows and results of operations could be affected by the impact of the ultimate resolution of this contingency.

Sparton is currently involved with two legal actions, which are disclosed in Part II - “Other Information, Item 1. Legal Proceedings” of this report. At this time, the Company is unable to predict the outcome of either of these claims.

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

Item 4. CONTROLS AND PROCEDURES

The Company maintains internal controls over financial reporting intended to provide reasonable assurance that all material transactions are executed in accordance with Company authorization, are properly recorded and reported in the financial statements, and that assets are adequately safeguarded. The Company also maintains a system of disclosure controls and procedures to ensure that information required to be disclosed in Company reports, filed or submitted under the Securities Exchange Act of 1934, is properly reported in the Company’s periodic and other reports.

As of September 30, 2004, an evaluation was updated by the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures continue to be effective as of September 30, 2004. There have been no changes in the Company’s internal controls over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been involved with ongoing environmental remediation since the early 1980’s. At September 30, 2004, Sparton has accrued $7,072,000 as its estimate of the minimum future undiscounted financial liability, of which $599,000 is classified as a current liability and included in accrued liabilities. The Company’s minimum cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment, operating, and continued monitoring costs for onsite and offsite pump and treat containment systems.

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

In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (DOE) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8,400,000 incurred from the date of settlement.

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

In September 2002, Sparton Technology, Inc. (STI) filed an action in the U.S. District Court for the Eastern District of Michigan to recover certain unreimbursed costs incurred as a result of a manufacturing relationship with two entities, Util-Link, LLC (Util-Link) of Delaware and National Rural Telecommunications Cooperative (NRTC) of the District of Columbia. On or about October 21, 2002, the defendants filed a counterclaim seeking money damages, alleging that STI breached its duties in the manufacture of products for the defendants. The defendant Util-Link has asked for damages in the amount of $25,000,000 for lost profits. The defendant NRTC has asked for damages in the amount $20,000,000 for the loss of its investment in and loans to Util-Link. Sparton has had an opportunity to fully review the respective claims and believes that the damages sought by NRTC are included in Util-Link’s claim for damages and, as such, are duplicative. Sparton believes the counterclaim to be without merit and intends to vigorously defend against it. These claims are now in the pretrial stage.

At this time, the Company is unable to predict the outcome of either of these two claims.

Item 4. Submission of Matters to a Vote of Security Holders

At the October 15, 2004, Special Meeting of Shareholders of Sparton Corporation, a continuation of the September 24, 2004, meeting, a total of 7,958,235 of the Company’s shares were present or represented by proxy at the meeting. This represented more than 95% of the Company’s shares outstanding. Total shares outstanding and eligible to vote were 8,351,538, of which 393,303 did not vote.

•	The proposal to eliminate cumulative voting in the election of directors was approved, with 5,607,704 shares voting for, 2,335,140 shares voting against, and 15,391 shares abstaining.

•	The proposal to require timely written notice of shareholder nominations for the election of directors was approved, with 5,783,636 shares voting for, 2,162,807 shares voting against, and 11,792 shares abstaining.

Item 6. Exhibits

3.1	Amended Articles of Incorporation of the Registrant are filed herewith and attached.

3.2	Amended Code of Regulation of the Registrant are filed herewith and attached.

3.3	The amended By-Laws of the Registrant were filed on Form 10-Q for the nine-month period ended March 31, 2004, and are incorporated herewith by reference.

31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2004	/s/ DAVID W. HOCKENBROCHT

David W. Hockenbrocht, Chief Executive Officer

Date: November 12, 2004	/s/ RICHARD L. LANGLEY

Richard L. Langley, Chief Financial Officer