Form 10-Q
period 2004-12-31
SPARTON CORP
filed 2005-02-11
CIK 92679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

or

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

(517)787-8600
(Registrant’s Telephone Number, Including Area Code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                    [X]Yes [  ] No

Indicate by checkmark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Shares Outstanding at
Class of Common Stock	January 31, 2005
$1.25 Par Value	8,788,324

Item 1. Financial Statements

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
December 31, 2004 and June 30, 2004

	December 31	June 30

Assets
Current assets:
Cash and cash equivalents	$12,043,410	$10,820,461
Investment securities	20,887,461	18,641,792
Accounts receivable	17,052,849	21,267,459
Income taxes recoverable	—	559,706
Inventories and costs on contracts in progress	35,783,821	37,210,259
Prepaid expenses	2,951,235	2,859,016

Total current assets	88,718,776	91,358,693
Pension asset	5,184,934	5,448,968
Other assets	5,802,434	5,570,773
Property, plant and equipment, net	14,756,676	12,041,062

Total assets	$114,462,820	$114,419,496

Liabilities and Shareowners’ Equity
Current liabilities:
Accounts payable	$6,255,414	$10,052,854
Salaries and wages	3,525,613	3,387,490
Accrued health benefits	1,029,035	1,044,810
Other accrued liabilities	4,660,638	4,526,234
Income taxes payable	697,294	—

Total current liabilities	16,167,994	19,011,388

Environmental remediation — noncurrent portion	6,403,743	6,542,009

Shareowners’ equity:
Preferred stock, no par value; 200,000 shares authorized, none outstanding	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 8,788,324 and 8,351,538 shares outstanding at December 31 and June 30, respectively	10,985,405	10,439,423
Capital in excess of par value	10,400,809	7,134,149
Accumulated other comprehensive income	131,396	62,368
Retained earnings	70,373,473	71,230,159

Total shareowners’ equity	91,891,083	88,866,099

Total liabilities and shareowners’ equity	$114,462,820	$114,419,496

See accompanying notes.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
For the Three-Month and Six-Month Periods ended December 31, 2004 and 2003

	Three-Month Periods		Six-Month Periods
	2004	2003	2004	2003
Net sales	$34,526,907	$33,239,772	$79,715,222	$69,664,573
Costs of goods sold	31,050,534	31,799,271	69,772,133	67,790,114

Gross profit	3,476,373	1,440,501	9,943,089	1,874,459

Selling and administrative expenses:
Selling and administrative expenses	3,276,095	3,470,064	6,663,148	7,229,068
EPA related - net environmental remediation	75,033	62,947	159,033	136,947

	3,351,128	3,533,011	6,822,181	7,366,015

Operating income (loss)	125,245	(2,092,510)	3,120,908	(5,491,556)

Other income (expense):
Interest and investment income	206,768	122,704	422,241	353,246
Equity income (loss) in investment	15,000	(9,000)	(5,000)	12,000
Other - net	318,628	(250,440)	677,090	(309,425)

	540,396	(136,736)	1,094,331	55,821

Income (loss) before income taxes	665,641	(2,229,246)	4,215,239	(5,435,735)
Provision (credit) for income taxes	213,000	(713,000)	1,349,000	(1,739,000)

Net income (loss)	$452,641	$(1,516,246)	$2,866,239	$(3,696,735)

Basic earnings (loss) per share (1)	$0.05	$(0.17)	$0.33	$(0.42)

Diluted earnings (loss) per share (1)	$0.05	$(0.17)	$0.32	$(0.42)

(1) All share and per share information have been adjusted to reflect the impact of the 5% stock dividend declared in November 2004.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six-Month Periods ended December 31, 2004 and 2003

	2004	2003
Cash flows provided (used) by Operating Activities:
Net income (loss)	$2,866,239	$(3,696,735)
Add (deduct) noncash items affecting operations:
Depreciation, amortization and accretion	789,056	848,755
Change in pension asset	264,034	64,016
Loss on sale of investment securities	14,510	70,254
Equity (income) loss on investment	5,000	(12,000)
Add (deduct) changes in operating assets and liabilities:
Accounts receivable	4,214,610	10,571,048
Income taxes recoverable	559,706	(1,268,706)
Inventories and prepaid expenses	1,354,418	(5,324,813)
Accounts payable, salaries and wages, accrued liabilities and income taxes	(2,981,660)	(1,705,329)

Net cash provided (used) by operating activities	7,085,913	(453,510)

Cash flows provided (used) by Investing Activities:
Purchases of investment securities	(7,340,937)	(908,720)
Proceeds from sale of investment securities	5,026,145	5,845,761
Purchases of property, plant and equipment, net	(3,504,648)	(5,044,814)
Other, principally noncurrent other assets	(133,241)	182,255

Net cash provided (used) by investing activities	(5,952,681)	74,482

Cash flows provided (used) by Financing Activities:
Proceeds from exercise of stock options	92,655	18,857
Stock dividends - cash in lieu of fractional shares	(2,938)	(3,687)

Net cash provided by financing activities	89,717	15,170

Increase (decrease) in cash and cash equivalents	1,222,949	(363,858)
Cash and cash equivalents at beginning of period	10,820,461	10,562,222

Cash and cash equivalents at end of period	$12,043,410	$10,198,364

Supplemental disclosures of cash paid during the period:
Income taxes - net	$115,000	$244,000

See accompanying notes.

SPARTON CORPORATION & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES —The following is a summary of the Company’s accounting policies not discussed elsewhere within this report.

Basis of presentation — The accompanying unaudited Condensed Consolidated Financial Statements of Sparton Corporation and all active subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All significant intercompany transactions and accounts have been eliminated. The Condensed Consolidated Balance Sheet at December 31, 2004, and the related Condensed Consolidated Statements of Operations and Cash Flows for the six-month periods ended December 31, 2004 and 2003, are unaudited, but include all adjustments (consisting of normal recurring accruals), which the Company considers necessary for a fair presentation of such financial statements. Operating results for the six-month period ended December 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2005.

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

Operations — The Company provides design and electronic manufacturing services, which include a complete range of engineering, pre-manufacturing and post-manufacturing services. Capabilities range from product design and development through aftermarket support. All facilities are registered to ISO 9001, with many having additional certifications. The Company’s operations are in one line of business, electronic contract manufacturing services (EMS). Products and services include complete “Box Build” products for Original Equipment Manufacturers, microprocessor-based systems, transducers, printed circuit boards and assemblies, sensors and electromechanical devices. Markets served are in the medical/scientific instrumentation, aerospace, and industrial/other, with a focus on regulated markets. The Company also develops and manufactures sonobuoys, anti-submarine warfare (ASW) devices, used by the U.S. Navy and other free-world countries. Many of the physical and technical attributes in the production of sonobuoys are the same as those required in the production of the Company’s other electrical and electromechanical products and assemblies.

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

Market risk exposure — The Company manufactures its products in the United States and Canada. Sales of the Company’s products are in the U.S. and Canada, as well as other foreign markets. The Company is potentially subject to foreign currency exchange rate risk relating to intercompany activity and balances, receipts from customers, and payments to suppliers in foreign currencies. Also, adjustments related to the translation of the Company’s Canadian financial statements into U.S. dollars are included in current earnings. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the domestic and foreign markets in which the Company operates. However, minimal third party receivables and payables are denominated in foreign currency and the related market risk exposure is considered to be immaterial. Historically, foreign currency gains and losses related to intercompany activity and balances have not been significant. However, recently due to the strengthening Canadian dollar the impact of transaction and translation gains has increased. While a reversal of these recent gains is not anticipated, if the exchange rate were to decline the Company’s financial position could be significantly affected.

The Company has financial instruments that are subject to interest rate risk, principally short-term investments. Historically, the Company has not experienced material gains or losses due to such interest rate changes. Based on the current holdings of short-term investments, the interest rate risk is not considered to be material.

New accounting standards—In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.123(R) “Share-Based Payment”, which replaces SFAS No.123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The Statement also establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. The Statement is effective for the Company beginning July 1, 2005, and is required to be adopted using a “modified prospective” method. Under the modified prospective method, the Statement applies to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the unvested portion of awards as of the effective date is required to be recognized as the awards vest after the effective date. The Company does not expect the requirements of this Statement will have a significant impact on results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (SFAS No. 151), which amends the guidance in Accounting Research Bulletins No. 43, Chapter 4, “Inventory Pricing”. The Statement requires that the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage) be recognized as current-period charges regardless of whether they meet the criterion of “abnormal”. In addition, the Statement requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The Statement is effective for the Company for inventory costs incurred beginning July 1, 2005. The Company does not expect the requirements of this Statement will have any impact on its results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29” (SFAS No. 153), which addresses the measurement of exchanges of nonmonetary assets. The Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchange of nonmonetary assets that do not have commercial substance. It also specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Statement is effective for the Company beginning July 1, 2005. The Company does not expect the requirements of the Statement will have a significant impact on results of operations or financial position.

During fiscal 2004, the Company purchased a manufacturing facility in Albuquerque, New Mexico, that replaced an existing plant in Rio Rancho, New Mexico, which was subsequently sold. Because these transactions were reported separately, at fair market value, there would have been no change to how these transactions were recorded for financial reporting purposes had SFAS No. 153 been in effect during fiscal 2004. The tax treatment for the sale and purchase of these facilities was as a like-kind exchange.

Periodic benefit cost — The Company follows the disclosure requirements of SFAS No. 132 (R). For the three months and six months ended December 31, 2004 and 2003, $132,000 and $32,000 and $264,000 and $64,000 of expense has been recorded, respectively. Total net periodic benefit cost for fiscal 2005 is expected to be $528,000, compared to total net periodic benefit cost reported for fiscal 2004 of $727,000. For the six months ended December 31, 2003, net period benefit cost was presented based upon the actuarial information received as of the period’s closing. The subsequent periods for fiscal 2004 reflected the adjusted net periodic benefit cost, which totaled the annual reported expense of $727,000.

The components of net periodic pension expense for each of the periods presented were as follows:

	Three Months Ended		Six Months Ended
	2004	2003	2004	2003

Service cost	$151,000	$119,000	$303,000	$238,000
Interest cost	172,000	117,000	345,000	353,000
Expected return on plan assets	(253,000)	(284,000)	(506,000)	(569,000)
Amortization of prior service cost	24,000	20,000	48,000	42,000
Amortization of net loss	38,000	-	74,000	-

Net periodic benefit cost	$132,000	$32,000	$264,000	$64,000

Stock options — Until the effective date of SFAS 123(R), the Company continues to follow APB 25 and related Interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recognized, as the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant. The Company follows the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148.

The Company has an incentive stock option plan under which 760,000 common shares were reserved for option grants to key employees and directors at the fair market value of the stock at the date of the grant. As of December 31, 2004, there were 569,476 shares outstanding under option, with prices ranging from $3.24 to $8.90, a weighted contractual life of 2.4 years, and a weighted average exercise price of $5.83. The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

Options Outstanding				Options Exercisable
Range of		Wtd. Avg. Remaining	Wtd. Avg.		Wtd. Avg.
Exercise Prices	Number Outstanding	Contractual Life (years)	Exercise Price	Number Exercisable	Exercise Price
$3.24 to $6.06	414,155	1.66	$5.28	344,043	$5.12
$6.26 to $8.90	155,321	4.37	7.32	65,526	7.29

At December 31, 2004, exercisable options and the per share weighted average exercise price were 409,569 and $5.46, respectively. At December 31, 2004, remaining shares available for grant under the plan were 156,667.

The following sets forth a reconciliation of net income (loss) and earnings (loss) per share information for the three months and six months ended December 31, 2004 and 2003, as if the Company had recognized compensation expense based on the fair value at the grant date for awards under the plan. For purposes of computing pro forma net income (loss), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

	Three Months Ended		Six Months Ended
	2004	2003	2004	2003
Net income (loss), as reported	$453,000	$(1,516,000)	$2,866,000	$(3,697,000)
Deduct:
Total stock-based compensation expense determined under the fair-value-based method for all awards, net of tax effects	42,000	47,000	83,000	93,000

Pro forma net income (loss)	$411,000	$(1,563,000)	$2,783,000	$(3,790,000)

Pro forma earnings (loss) per share - after stock dividend (Note 3):
Basic earnings (loss) per share	$0.05	$(0.18)	$0.32	$(0.43)

Diluted earnings (loss) per share	$0.05	$(0.18)	$0.31	$(0.43)

2. INVENTORIES — Inventories are valued at the lower of cost (first-in, first-out basis) or market and include costs related to long-term contracts. Inventories, other than contract costs, are principally raw materials and supplies. The following are the major classifications of inventory:

	December 31, 2004	June 30, 2004
Raw materials	$25,334,000	$23,641,000
Work in process and finished goods	10,450,000	13,569,000

	$35,784,000	$37,210,000

Work in process and finished goods inventories include $1.3 and $4.3 million of completed, but not yet accepted, sonobuoys at December 31, 2004 and June 30, 2004, respectively. Inventories are reduced by progress billings to the U.S. government of approximately $8,368,000 and $2,125,000 at December 31, 2004 and June 30, 2004, respectively.

3. EARNINGS (LOSS) PER SHARE — On November 9, 2004, Sparton’s Board of Directors approved a 5% stock dividend. Eligible shareowners of record on November 23, 2004, received the stock dividend on December 15, 2004. To record the stock dividend, an amount equal to the fair market value of the common stock issued was transferred from retained earnings ($3,723,000) to common stock ($522,000) and capital in excess of par value ($3,198,000), with the balance ($3,000) paid in cash in lieu of fractional shares of stock. Accordingly, all share and per share information for fiscal 2005 and 2004 has been adjusted to reflect the impact of all stock dividends declared for the periods shown.

Due to the Company’s fiscal 2004 reported net loss, 148,971 and 145,113 outstanding stock option share equivalents were excluded from the computation of diluted earnings per share during the three months and six months ended December 31, 2003, respectively, because their inclusion would have been anti-dilutive.

Basic and diluted earnings per share were computed on the following:

	Three Months Ended		Six Months Ended
	2004	2003	2004	2003
Basic-weighted average shares outstanding	8,774,241	8,762,243	8,771,915	8,761,626
Effect of dilutive stock options	133,522	—	128,580	—

Weighted average diluted shares outstanding	8,907,763	8,762,243	8,900,495	8,761,626

Basic earnings (loss) per share - after stock dividend	$0.05	$(0.17)	$0.33	$(0.42)

Diluted earnings (loss) per share - after stock dividend	$0.05	$(0.17)	$0.32	$(0.42)

4. COMPREHENSIVE INCOME (LOSS) — Comprehensive income (loss) includes net income (loss) as well as unrealized gains and losses, net of tax, on investment securities owned and investment securities held by an investee accounted for by the equity method, which are excluded from net income. Unrealized gains and losses, net of tax, are reflected as a direct charge or credit to shareowners’ equity. Total comprehensive income (loss) is as follows for the three months and six months ended December 31, 2004 and 2003, respectively:

	Three Months Ended		Six Months Ended
	2004	2003	2004	2003
Net income (loss)	$453,000	$(1,516,000)	$2,866,000	$(3,697,000)
Other comprehensive income (loss), net of tax:
Net unrealized losses - investment securities owned	(81,000)	(111,000)	(34,000)	(214,000)
Net unrealized gains (losses) - investment securities held by investee accounted for by the equity method	83,000	(11,000)	103,000	207,000

Comprehensive income (loss)	$455,000	$(1,638,000)	$2,935,000	$(3,704,000)

At December 31, 2004 and June 30, 2004, shareowners’ equity includes accumulated other comprehensive income of $131,000 and $62,000, respectively, net of tax. These balances include $(18,000) and $16,000 for unrealized (losses) and gains on investment securities owned, and unrealized gains of $149,000 and $46,000 for investment securities held by an investee accounted for by the equity method, as of December 31, 2004 and June 30, 2004, respectively.

5. INVESTMENT SECURITIES — The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying value. Cash and cash equivalents consist of demand deposits and other highly liquid investments with an original term of three months or less. The investment portfolio has various maturity dates up to 28 years. A daily market exists for all investment securities. The Company believes that the impact of fluctuations in interest rates on its investment portfolio should not have a material impact on financial position or results of operations. Investments in debt securities that are not cash equivalents and marketable equity securities have been designated as available-for-sale. Those securities are reported at fair value, with net unrealized gains and losses included in accumulated other comprehensive income, net of applicable taxes. Unrealized losses that are other than temporary are recognized in earnings. The Company does not believe there are any significant individual unrealized losses as of December 31, 2004, which would represent other than temporary losses, and there are no unrealized losses with a duration of one year of more. Realized gains and losses on investments are determined using the specific identification method. It is the Company’s intention to use these investment securities to provide working capital, fund the expansion of its business and for other business purposes.

At December 31, 2004, the Company had net unrealized losses of $28,000. At that date, the net after-tax effect of these losses was $18,000, which is included in accumulated other comprehensive income within shareowners’ equity. For the six months ended December 31, 2004 and 2003, purchases of investment securities totaled $7,341,000 and $909,000, and sales of investment securities totaled $5,026,000 and $5,846,000, respectively.

The Company owns a 14% interest in Cybernet Systems Corporation (Cybernet), 12% on a fully diluted basis. This investment, with a carrying value of $1,821,000 and $1,677,000 at December 31 and June 30, 2004, respectively, represents the Company’s equity interest in Cybernet’s net assets plus $770,000 of goodwill (no longer being amortized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”). The investment in Cybernet is accounted for under the equity method, and is included in other assets on the condensed consolidated balance sheet. The Company’s share of unrealized gains (losses) on available-for-sale securities held by Cybernet is carried in accumulated other comprehensive income (loss) within the shareowners’ equity section of the Company’s balance sheet.

The contractual maturities of debt securities, and total equity securities as of December 31, 2004, were as follows:

	Years
	Within 1	1 to 5	5 to 10	Over 10	Total
Debt securities:
Corporate-primarily U.S.	$1,340,135	$4,027,888	$170,944	$—	$5,538,967
U.S. government and federal agency	711,753	2,798,852	1,432,307	1,726,152	6,669,064
State and municipal	110,262	3,030,422	1,309,173	—	4,449,857

Total debt securities	2,162,150	9,857,162	2,912,424	1,726,152	16,657,888
Equity securities - primarily preferred stock	4,229,573	—	—	—	4,229,573

Total investment securities	$6,391,723	$9,857,162	$2,912,424	$1,726,152	$20,887,461

6. COMMITMENTS AND CONTINGENCIES — One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been involved with ongoing environmental remediation since the early 1980’s. At December 31, 2004, Sparton has accrued $7,040,000 as its estimate of the minimum future undiscounted financial liability, of which $636,000 is classified as a current liability and included in accrued liabilities. Amounts charged to operations, principally legal and consulting fees, for the six months ended December 31, 2004 and 2003 were $159,000 and $137,000, respectively. These costs were generally incurred in pursuit of various claims for reimbursement/recovery. The Company’s minimum cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment, operating, and continued monitoring costs for onsite and offsite pump and treat containment systems.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant events affecting the Company’s earnings and financial condition during the periods included in the accompanying financial statements. Additional information regarding the Company can be accessed via Sparton’s website at www.sparton.com. Information provided at the website includes, among other items, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Quarterly Earnings Releases, News Releases, and the Code of Business Conduct and Ethics, as well as the various committee charters of the Board of Directors. These items are also available, free of charge, by contacting the Company’s Shareowners’ Relations department. The Company’s operations are in one line of business, electronic contract manufacturing services (EMS). Sparton’s capabilities range from product design and development through aftermarket support, specializing in total business solutions for government, medical/scientific instrumentation, aerospace and industrial/other markets. These include the design, development and/or manufacture of electronic parts and assemblies for both government and commercial customers worldwide. Governmental sales are mainly sonobuoys.

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

Sparton, as a high-mix, low to medium-volume supplier, provides rapid product turnaround for customers. High-mix pertains to customers needing multiple product types with generally lower volume manufacturing runs. As a contract manufacturer with customers in a variety of markets, the Company has substantially less visibility to end user demand and, therefore, forecasting sales can be problematic. Customers may cancel their orders, change production quantities and/or reschedule production for a number of reasons. Depressed economic conditions may result in customers delaying delivery of product, or the placement of purchase orders for lower volumes than previously anticipated. Unplanned cancellations, reductions, or delays by customers negatively impact the Company’s results of operations. As many of the Company’s costs and operating expenses are relatively fixed within given ranges of production, a reduction in customer demand can disproportionately affect the Company’s gross margins and operating income. The majority of the Company’s sales have historically come from a limited number of customers. Significant reductions in sales to, or a loss of, one of these customers could materially impact business if the Company were not able to replace those lost sales with new business.

Other risks and uncertainties that may affect operations, performance, growth forecasts and business results include, but are not limited to, timing and fluctuations in U.S. and/or world economies, competition in the overall EMS business, availability of production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, foreign currency exchange rate risk, uncertainties associated with the costs and benefits of new facilities, including the new plant in Vietnam, and the closing of others, uncertainties associated with the outcome of litigation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation. A further risk factor is the availability and cost of materials. The Company has encountered availability and extended lead time issues on some electronic components in the past when market demand has been strong, this resulted in higher prices and late deliveries. Additionally, the timing of sonobuoy sales to the U.S. Navy is dependent upon access to the test range and successful passage of product tests performed by the U.S. Navy. Reduced governmental budgets have made access to the test range less predictable and less frequent than in the past. Finally, the Sarbanes-Oxley Act of 2002 has required changes in, and formalization of, some of the Company’s corporate governance and compliance practices. The SEC and New York Stock Exchange have also passed new rules and regulations requiring additional compliance activities. Compliance with these rules has increased administrative costs, and it is expected that certain of these costs will continue indefinitely. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.

The following discussion should be read in conjunction with the Condensed Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

	Three Months Ended December 31
	2004		2003
		% of		% of	%
	Sales	Total	Sales	Total	Change
Government	$3,445,000	10.0%	$6,385,000	19.2%	(46.0)%
Industrial /Other	11,518,000	33.4	8,895,000	26.8	29.5
Aerospace	16,311,000	47.2	13,927,000	41.9	17.1
Medical/Scientific Instrumentation	3,253,000	9.4	4,033,000	12.1	(19.3)

Totals	$34,527,000	100.0%	$33,240,000	100.0%	3.9

Sales for the three-month period ended December 31, 2004, totaled $34,527,000, an increase of $1,287,000 (3.9%) from the same quarter last year. Government sales were lower than expected due to the rescheduling of engineering redesign work, sonobuoy drop test failures, lack of access to the U.S. Navy’s test range and manufacturing transitioning between sonobuoy contracts. Government sales are anticipated to improve later in this fiscal year as these issues are resolved. Industrial sales improved mainly due to increased sales to three existing customers, who appear to be experiencing increased demand from their customers. This increased demand is expected to continue for the balance of this fiscal year. Aerospace sales were also above the prior year sales due to increased sales to an existing customer in the commercial aerospace market. A large component of this increased demand was due to higher sales of products related to aircraft collision avoidance systems mandated for installation in all commercial aircraft. This increased demand is not anticipated to continue throughout the year. Medical/Scientific Instrumentation was down from prior year due to overall lower demand from existing customers in this market. While the Company has added several new customers, and/or products in the medical device area, the volume of new business has not been as high as previously anticipated.

The following table presents income statement data as a percentage of net sales for the three-month periods ended December 31, 2004 and 2003:

	2004	2003
Net sales	100.0%	100.0%
Costs of goods sold	90.0	95.7

Gross profit	10.0	4.3

Selling and administrative expenses	9.7	10.6

Operating income (loss)	0.3	(6.3)

Other income (expense) net	1.6	(0.4)

Income (loss) before income taxes	1.9	(6.7)
Provision (credit) for income taxes	0.6	(2.1)

Net income (loss)	1.3%	(4.6)%

Operating income of $125,000 was reported for the three months ended December 31, 2004, compared to an operating loss of $2,093,000 for the three months ended December 31, 2003. Gross profit percentage for the three months ended December 31, 2004, was 10%, up from 4.3% for the same period last year. Included in the current year’s gross profit was a settlement with a current customer, which resulted in the Company’s recovery of $500,000 of prior period start-up expenses. The prior year’s depressed margin reflects the inclusion of costs related to the start-up phase of several major programs, as well as final charges incurred at the completion of one sonobuoy contract that had experienced technical problems. The lower selling and administrative expenses, as a percentage of sales, was primarily due to the increase in sales during fiscal 2005, compared to the same period last year, without a related increase in these expenses. In addition, bid and proposal and research and development expenses for fiscal 2005 were approximately $616,000 below the same period last year. These cost reductions are primarily the result of a one time sonobuoy engineering project which has been completed.

Interest and investment income increased $84,000 to $207,000 in fiscal 2005. This increase was mainly due to increased funds available for investment. Other income-net in fiscal 2005 was $319,000, versus expense of $250,000 in fiscal 2004. Translation adjustments, along with gains and losses from foreign currency transactions, are included in other income and, in the aggregate, amounted to a gain of $295,000 and $184,000 during the three months ended December 31, 2004 and 2003, respectively. Other expense-net in the prior year included a charge of $418,000 for workers’ compensation insurance charges related to the Company’s previously owned automotive segment. These charges are for the settlement of a previously disputed claim.

Due to the factors described above, the Company reported net income of $453,000 ($0.05 per share, basic and diluted) for the three months ended December 31, 2004, versus a loss of $1,516,000 ($(0.17) per share, basic and diluted) for the corresponding period last year.

	Six Months Ended December 31
	2004		2003
		% of		% of	%
	Sales	Total	Sales	Total	Change

Government	$14,367,000	18.0%	$16,685,000	24.0%	(13.9)%
Industrial / Other	23,401,000	29.4	17,920,000	25.7	30.6
Aerospace	34,988,000	43.9	26,014,000	37.3	34.5
Medical/Scientific Instrumentation	6,959,000	8.7	9,046,000	13.0	(23.1)

Totals	$79,715,000	100.0%	$69,665,000	100.0%	14.4

Sales for the six-month period ended December 31, 2004, totaled $79,715,000, an increase of $10,050,000 (14.4%) from the same period last year. Government sales decreased, and included $4.7 million of a delayed sonobuoy sale originally anticipated to ship in fiscal 2004. Government sales were lower than anticipated due to production interruptions at the Company’s Florida facilities, as several tropical storms disrupted operations in the first quarter of fiscal 2005. In addition, rescheduling of engineering redesign work, failed sonobuoy drop tests, and lack of access to the U.S. Navy’s test site further depressed sales. Government sales are anticipated to improve later in this fiscal year. Industrial market sales increased from the same period last year. This increase was attributed to increased demand from three existing customers and is expected to continue for the balance of this fiscal year. Sales to the aerospace markets continue to grow, increasing 34.5% over the prior year. In general, this reflects stronger demand in the commercial aerospace market. A large component of this increased demand was due to higher sales of products related to aircraft collision avoidance systems mandated for installation in all commercial aircraft. Approximately $7 million of the aerospace increase was attributable to increased orders from one customer, to which the Company supplies product to six manufacturing facilities. The increased demand for the collision avoidance products is not anticipated to continue throughout the year. Medical/Scientific Instrumentation sales declined from the prior year. This decrease resulted from overall lower demand from existing customers in this market area. While the Company has added several new customers, and/or products in the medical device area, the volume of new business has not been as high as previously anticipated.

The majority of the Company’s sales come from a small number of customers. Sales to our six largest customers, including government sales, accounted for approximately 76% and 72% of net sales in fiscal 2005 and 2004, respectively. Five of the customers, including government, were the same both years. One of these customers, with six separate facilities as discussed above, provided 31% and 25% of the sales through December 31, 2004 and 2003, respectively.

     The following table presents income statement data as a percentage of net sales for the six months ended December 31, 2004 and 2003:

	2004	2003
Net sales	100.0%	100.0%
Costs of goods sold	87.5	97.3

Gross profit	12.5	2.7

Selling and administrative expenses	8.6	10.6

Operating income (loss)	3.9	(7.9)

Other income – net	1.4	0.1

Income (loss) before income taxes	5.3	(7.8)
Provision (credit) for income taxes	1.7	(2.5)

Net income (loss)	3.6%	(5.3)%

An operating profit of $3,121,000 was reported for the six months ended December 31, 2004, compared to an operating loss of $5,492,000 for the six months ended December 31, 2003. Gross profit percentage for the six months ended December 31, 2004, was 12.5%, up from 2.7% for the same period last year. While the recent tropical storms largely bypassed the Company’s two Florida facilities, extensive preparations were undertaken for the storms. This unexpected activity, along with the minor damage that was experienced and unproductive wages, resulted in costs of approximately $500,000 being charged in the first quarter of fiscal 2005. Also included in the current year’s gross profit was a settlement in the second quarter of fiscal 2005 with a customer, which resulted in the Company’s recovery of $500,000 of prior period start-up expenses. The prior year’s depressed margin reflects the inclusion of costs on the start-up phase of several major programs, as well as final charges incurred at the completion of one sonobuoy contract that had experienced technical problems. In addition, the prior year’s margin included a redesign effort on an existing product line, which resulted in a charge to operations of $455,000. The lowered selling and administrative expenses, as a percentage of sales, were primarily due to the increase in sales during fiscal 2005, compared to the same period last year, without a related increase in these expenses. In addition, bid and proposal and research and development expenses for fiscal 2005 were approximately $955,000 below the same period last year. These cost reductions are not indicative of reduced bid and proposal activity, which is currently at an all time high, but primarily the result of a one time sonobuoy engineering project which has been completed.

Interest and investment income increased $69,000 to $422,000 in fiscal 2005. This increase was due to increased funds available for investment. Other income-net in fiscal 2005 was $677,000, versus an expense of $309,000 in fiscal 2004. Translation adjustments, along with gains and losses from foreign currency transactions, are included in other income and, in the aggregate, amounted to a gain of $656,000 and $173,000 during the six months ended December 31, 2004 and 2003, respectively. Other expense-net in the prior year included a charge of $478,000 for workers’ compensation insurance adjustments related to the Company’s previously owned automotive segment.

Due to the factors described above, the Company reported net income of $2,866,000 ($0.33 per share, basic, $0.32 per share diluted) for the six months ended December 31, 2004, versus a loss of $3,697,000 ($(0.42) per share, basic and diluted) for the corresponding period last year.

LIQUIDITY AND CAPITAL RESOURCES

For the six-month period ended December 31, 2004, cash and cash equivalents increased $1,223,000 to $12,043,000. Operating activities provided $7,086,000 in net cash flows. The primary source of cash was from operations, compared to a loss in fiscal 2004 resulting in a use of cash, and a reduction in accounts receivable. The primary use of cash was a decline in accounts payable, primarily as a result of payment for the earlier increased inventory purchases. The primary source of cash in fiscal 2004 was a decrease in accounts receivable. The decrease in accounts receivable in both fiscal 2005 and 2004 was reflective of the receipt of payments for the large volume of sales recognized in June 2004 and 2003. The change in cash flow related to inventory and prepaid expenses from the prior year is reflective of a large increase at June 30, 2004, of inventory due to delayed customer delivery schedules, as well as increased inventory for new customer contracts. Inventory levels at December 31, 2004, reflect a decrease in inventory, as these customers’ schedules were no longer delayed, as well as the start of several new customer contracts.

Cash flows used by investing activities for the six-month period ended December 31, 2004, totaled $5,953,000, primarily for purchases of property, plant and equipment, which is discussed below. The purchase of, and proceeds from the sale of, investment securities are generally reflective of activity within the various investment options. The net decrease of $2.3 million was used primarily for the purchase of property, plant and equipment.

Historically, the Company’s market risk exposure to foreign currency exchange and interest rates on third party receivables and payables has not been considered to be material, principally due to their short term nature and minimal receivables and payables designated in foreign currency. However, due to the recently strengthening Canadian dollar the impact of transaction and translation gains on intercompany activity and balances has increased. While a reversal of these recent gains is not anticipated, if the exchange rate were to materially decline the Company’s financial position could be significantly affected. The Company has had no short-term bank debt since December 1996, and currently has an unused informal line of credit totaling $20 million.

At December 31, 2004 and June 30, 2004, the aggregate government EMS backlog was approximately $56 million and $41 million, respectively. Current backlog includes the recent U.S. Navy sonobuoy contract awards, which totaled $21.7 million. A majority of the December 31, 2004, backlog is expected to be realized in the next 12-15 months. Commercial EMS orders are not included in the backlog. The Company does not believe the amount of commercial activity covered by firm purchase orders is a meaningful measure of future sales; as such orders may be rescheduled or cancelled without significant penalty.

Construction of the Company’s new plant in Vietnam is expected to be complete in early February, with some production accomplished by the end of that month. This new facility is anticipated to provide increased growth opportunities for the Company, in current as well as new markets. As the Company has not previously done business in this emerging market, there are many uncertainties and risks inherent in this venture. It is estimated that the total Company investment will approximate $5-$7 million, which includes land, building, and initial operating expenses. To date, approximately $1.4 million has been expended for the construction of the new facility. The new company operates under the name Spartronics. The Company is also continuing a program of identifying and evaluating potential acquisition candidates in both the defense and medical markets.

The Company has purchased a manufacturing facility in Albuquerque, New Mexico. This facility replaced an existing plant in Rio Rancho, New Mexico. The facility was purchased in December 2003 for approximately $4.5 million. The cost of additional remodeling and facility upgrades totaled approximately $2.0 million and were incurred as the Company transitioned between facilities. The Rio Rancho plant was sold in June 2004 for approximately $1.7 million ($1.6 million after expenses related to the sale), resulting in a $844,000 gain. The Company leased the Rio Rancho facility until the transition to the new facility was completed in December 2004. The new facility is expected to provide economic benefits to the Company, accommodating customer products with higher technical requirements, as well as providing additional and more efficient manufacturing space in the Southwest.

No cash dividends were declared in either period presented. In November 2004, the Company approved a 5% stock dividend. This dividend was distributed December 15, 2004, to shareowners of record on November 23, 2004. At December 31, 2004, the Company had $91,891,000 in shareowners’ equity ($10.46 per share), $72,551,000 in working capital, and a 5.49:1.00 working capital ratio. For the foreseeable future (12-18 months), the Company believes it has sufficient liquidity for its anticipated needs, unless a significant business acquisition is identified and completed for cash.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Information regarding the Company’s environmental liability payments, operating lease payments, and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004. There have been no material changes in contractual obligations since June 30, 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported for assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are regularly evaluated and are based on historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results could differ from these estimates. The Company believes that of its significant accounting policies, the following involve a higher degree of judgment and complexity.

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

Allowance for Possible Losses on Receivables

The accounts receivable balance is recorded net of allowances for amounts not expected to be collected from customers. The allowance is estimated based on historical experience of write-offs, the level of past due amounts, information known about specific customers with respect to their ability to make payments, and future expectations of conditions that might impact the collectibility of accounts. Accounts receivable are generally due under normal trade terms for the industry. Credit is granted, and credit evaluations are periodically performed, based on a customers’ financial condition and other factors. Although the Company does not generally require collateral, cash in advance or letters of credit may be required from customers in certain circumstances, including some foreign customers. When management determines that it is probable that an account will not be collected, it is charged against the allowance for possible losses. The Company reviews the adequacy of its allowance monthly. The allowance for doubtful accounts was $176,000 and $46,000 at December 31, 2004 and June 30, 2004, respectively. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payment, an additional allowance may be required. Given the Company’s significant balance of government receivables and letters of credit from foreign customers, collection risk is considered minimal. Historically, uncollectible accounts have been generally insignificant and the minimal allowance is deemed adequate.

Pension Obligations

The Company calculates the cost of providing pension benefits under the provisions of SFAS No. 87. The key assumptions required within the provisions of SFAS No. 87 are used in making these calculations. The most significant of these assumptions are the discount rate used to value the future obligations and the expected return on pension plan assets. The discount rate is consistent with market interest rates on high-quality, fixed income investments. The expected return on assets is based on long-term returns and assets held by the plan, which is influenced by historical averages. If actual interest rates and returns on plan assets materially differ from the assumptions, future adjustments to the financial statements would be required. While changes in these assumptions can have a significant effect on the pension benefit obligations reported in the Condensed Consolidated Balance Sheets and the unrecognized gain or loss accounts, the effect of changes in these assumptions is not expected to have the same relative effect on net periodic pension expense in the near term. While these assumptions may change in the future based on changes in long-term interest rates and market conditions, there are no known expected changes in these assumptions as of December 31, 2004. As indicated above, to the extent the assumptions differ from actual results, there would be a future impact on the financial statements. The extent to which this will result in future expense is not determinable at this time as it will depend upon a number of variables, including trends in interest rates and the actual return on plan assets. For example, an increase in the return on the plan assets due to improved market conditions would reduce the unrecognized loss account and thus reduce future expense. While net periodic pension expense has increased during the past two years, no cash payments are expected to be required for the next several years due to the plan’s funded status.

OTHER

LITIGATION

One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico, has been the subject of ongoing investigations conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). The investigation began in the early 1980’s and involved a review of onsite and offsite environmental impacts.

At December 31, 2004, Sparton has accrued $7,040,000 as its estimate of the future undiscounted minimum financial liability related to this site. The Company’s cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment and operating costs for onsite and offsite operations and is based on existing methodology. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. It is possible that cash flows and results of operations could be affected by the impact of the ultimate resolution of this contingency.

Sparton is currently involved with two legal actions, which are disclosed in Part II – “Other Information, Item 1. Legal Proceedings” of this report. At this time, the Company is unable to predict the outcome of either of these claims.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manufactures its products in the United States and Canada. Sales are to the U.S. and Canada, as well as other foreign markets. The Company is potentially subject to foreign currency exchange rate risk relating to intercompany activity and balances and to receipts from customers and payments to suppliers in foreign currencies. Also, adjustments related to the translation of the Company’s Canadian financial statements into U.S. dollars are included in current earnings. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the domestic and foreign markets in which the Company operates. However, minimal third party receivables and payables are denominated in foreign currency and the related market risk exposure is considered to be immaterial. Historically, foreign currency gains and losses related to intercompany activity and balances have not been significant. However, recently due to the strengthening Canadian dollar the impact of transaction and translation gains has increased. While a reversal of these recent gains is not anticipated, if the exchange rate were to materially decline the Company’s financial position could be significantly affected.

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

As of December 31, 2004, an evaluation was updated by the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures continue to be effective as of December 31, 2004. There have been no changes in the Company’s internal controls over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been involved with ongoing environmental remediation since the early 1980’s. At December 31, 2004, Sparton has accrued $7,040,000 as its estimate of the minimum future undiscounted financial liability, of which $636,000 is classified as a current liability and included in accrued liabilities. The Company’s minimum cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment, operating, and continued monitoring costs for onsite and offsite pump and treat containment systems.

Factors, which cause uncertainties with respect to the Company’s estimate, include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be significantly affected by the impact of changes associated with the ultimate resolution of this contingency. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. It is possible that cash flows and results of operations could be materially affected by the impact of the ultimate resolution of this contingency.

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

In September 2002, Sparton Technology, Inc. (STI) filed an action in the U.S. District Court for the Eastern District of Michigan to recover certain unreimbursed costs incurred as a result of a manufacturing relationship with two entities, Util-Link, LLC (Util-Link) of Delaware and National Rural Telecommunications Cooperative (NRTC) of the District of Columbia. On or about October 21, 2002, the defendants filed a counterclaim seeking money damages, alleging that STI breached its duties in the manufacture of products for the defendants. The defendant Util-Link has asked for damages in the amount of $25,000,000 for lost profits. The defendant NRTC has asked for damages in the amount $20,000,000 for the loss of its investment in and loans to Util-Link. Sparton has reviewed the respective claims and believes that the damages sought by NRTC are included in Util-Link’s claim for damages and, as such, are duplicative. Sparton believes the counterclaim to be without merit and intends to vigorously defend against it. These claims are now in the pretrial stage.

At this time, the Company is unable to predict the outcome of either of these two claims.

Item 4. Submission of Matters to a Vote of Security Holders

At the November 10, 2004, Annual Meeting of Shareholders of Sparton Corporation, a total of 8,128,562 of the Company’s shares were present or represented by proxy at the meeting. This represented more than 97% of the Company’s shares outstanding. Total shares outstanding and eligible to vote were 8,352,352, of which 223,790 did not vote. All shares disclosed in this Item 4 are reflected prior to the 5% stock dividend approved on November 9, 2004.

The individuals named below were re-elected to a three-year term as Directors:

Name	Votes FOR	Votes WITHHELD

David P. Molfenter	6,099,967	2,028,595
W. Peter Slusser	6,260,109	1,868,453
Bradley O. Smith	6,260,419	1,868,143

Messrs. James D. Fast, James N. DeBoer, David W. Hockenbrocht, Richard J. Johns, M.D., Richard L. Langley and William I. Noecker all continue as directors of the Company.

Item 6. Exhibits

3.1	Amended Articles of Incorporation of the Registrant were filed on Form 10-Q for the three-month period ended September 30, 2004, and are incorporated herein by reference.

3.2	Amended Code of Regulation of the Registrant were filed on Form 10-Q for the three-month period ended September 30, 2004, and are incorporated herein by reference.

3.3	The amended By-Laws of the Registrant were filed on Form 10-Q for the nine-month period ended March 31, 2004, and are incorporated herein by reference.

31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 11, 2005	/s/ DAVID W. HOCKENBROCHT.
David W. Hockenbrocht, Chief Executive Officer

Date: February 11, 2005	/s/ RICHARD L. LANGLEY.
Richard L. Langley, Chief Financial Officer