Form 10-Q
period 2005-03-31
SPARTON CORP
filed 2005-05-13
CIK 92679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to ______________

Commission File number 1-1000

SPARTON CORPORATION

(Exact Name of Registrant as Specified in its Charter)

OHIO
(State or Other Jurisdiction of Incorporation or Organization)

38-1054690

(I.R.S. Employer Identification No.)

2400 East Ganson Street, Jackson, Michigan 49202
(Address of Principal Executive Offices, Zip Code)

(517) 787-8600

(Registrant’s Telephone Number, Including Area Code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          ☑ Yes     ☐ No

Indicate by checkmark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

☐ Yes     ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Shares Outstanding at
Class of Common Stock	April 29, 2005
$1.25 Par Value	8,821,464

INDEX

Part I
Financial Information

Part II
Other Information

Item 1. Legal Proceedings	18

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 6. Exhibits	19

Signatures	19

Item 1. Financial Statements

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
March 31, 2005 and June 30,2004

	March 31	June 30

Assets
Current assets:
Cash and cash equivalents	$10,687,328	$10,820,461
Investment securities	20,703,129	18,641,792
Accounts receivable	20,547,356	21,267,459
Income taxes recoverable	—	559,706
Inventories and costs on contracts in progress	36,486,265	37,210,259
Prepaid expenses	2,860,286	2,859,016

Total current assets	91,284,364	91,358,693

Pension asset	5,088,622	5,448,968
Other assets	5,741,811	5,570,773
Property, plant and equipment, net	15,923,578	12,041,062

Total assets	$118,038,375	$114,419,496

Liabilities and Shareowners’ Equity
Current liabilities:
Accounts payable	$9,939,297	10,052,854
Salaries and wages	3,442,830	3,387,490
Accrued health benefits	1,034,421	1,044,810
Other accrued liabilities	4,539,530	4,526,234
Income taxes payable	583,294	—

Total current liabilities	19,539,372	19,011,388

Environmental remediation — noncurrent portion	6,334,842	6,542,009

Shareowners’ equity:
Preferred stock, no par value; 200,000 shares authorized, none outstanding	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 8,821,464 and 8,351,538 shares outstanding at March 31, 2005 and June 30, 2004, respectively	11,026,830	10,439,423
Capital in excess of par value	10,521,129	7,134,149
Accumulated other comprehensive income (loss)	(65,579)	62,368
Retained earnings	70,681,781	71,230,159

Total shareowners’ equity	92,164,161	88,866,099

Total liabilities and shareowners’ equity	$118,038,375	$114,419,496

See accompanying notes.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
For the Three-Month and Nine-Month Periods ended March 31, 2005 and 2004

	Three-Month Periods		Nine-Month Periods
	2005	2004	2005	2004

Net sales	$41,561,001	$43,566,394	$121,276,223	$113,230,967
Costs of goods sold	38,238,550	39,985,009	108,010,683	107,775,123

Gross profit	3,322,451	3,581,385	13,265,540	5,455,844

Selling and administrative expenses	3,158,980	3,345,108	9,822,128	10,574,176

EPA related — net environmental remediation	123,315	103,012	282,348	239,959

Loss on sale of property, plant and equipment	42,342	266	42,342	266

Operating income (loss)	(2,186)	132,999	3,118,722	(5,358,557)

Other income (expense):
Interest and investment income	231,095	157,079	653,336	510,325
Equity income (loss) in investment	(5,000)	4,000	(10,000)	16,000
Other — net	(29,602)	(65,065)	647,488	(374,490)

	196,493	96,014	1,290,824	151,835

Income (loss) before income taxes	194,307	229,013	4,409,546	(5,206,722)
Provision (credit) for income taxes	(114,000)	73,000	1,235,000	(1,666,000)

Net income (loss)	$308,307	$156,013	$3,174,546	$(3,540,722)

Basic earnings (loss) per share (1)	$0.04	$0.02	$0.36	$(0.40)

Diluted earnings (loss) per share (1)	$0.03	$0.02	$0.36	$(0.40)

(1) All share and per share information have been adjusted to reflect the impact of the 5% stock dividend declared in November 2004.

See accompanying notes.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine-Month Periods ended March 31,2005 and 2004

	2005	2004

Cash flows provided (used) by Operating Activities:
Net income (loss)	$3,174,546	$(3,540,722)
Add (deduct) noncash items affecting operations:
Depreciation, amortization and accretion	1,241,533	1,271,644
Change in pension asset	360,346	545,338
Loss on sale of property, plant & equipment	42,342	266
Loss on sale of investment securities	34,510	51,284
Equity (income) loss on investment	10,000	(16,000)
Add (deduct) changes in operating assets and liabilities:
Accounts receivable	720,103	8,995,471
Income taxes recoverable	559,706	(1,195,706)
Inventories and prepaid expenses	823,956	(6,671,942)
Accounts payable, salaries and wages, accrued liabilities and income taxes	320,818	96,345

Net cash provided (used) by operating activities	7,287,860	(464,022)

Cash flows provided (used) by Investing Activities:
Purchases of investment securities	(8,870,255)	(1,508,720)
Proceeds from sale of investment securities	6,500,722	7,352,848
Purchases of property, plant and equipment, net	(5,166,303)	(5,410,649)
Other, principally noncurrent other assets	(136,618)	56,049

Net cash provided (used) by investing activities	(7,672,454)	489,528

Cash flows provided (used) by Financing Activities:
Proceeds from exercise of stock options	254,399	23,451
Stock dividends — cash in lieu of fractional shares	(2,938)	(3,687)

Net cash provided by financing activities	251,461	19,764

Increase (decrease) in cash and cash equivalents	(133,133)	45,270
Cash and cash equivalents at beginning of period	10,820,461	10,562,222

Cash and cash equivalents at end of period	$10,687,328	$10,607,492

Supplemental disclosures of cash paid during the period:
Income taxes — net	$115,000	$247,000

See accompanying notes.

SPARTON CORPORATION & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - The following is a summary of the Company’s accounting policies not discussed elsewhere within this report.

Basis of presentation - The accompanying unaudited Condensed Consolidated Financial Statements of Sparton Corporation and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All significant intercompany transactions and accounts have been eliminated. The Condensed Consolidated Balance Sheet at March 31, 2005, and the related Condensed Consolidated Statements of Operations and Cash Flows for the nine-month periods ended March 31, 2005 and 2004, are unaudited, but include all adjustments (consisting of normal recurring accruals), which the Company considers necessary for a fair presentation of such financial statements. Certain reclassifications of prior period amounts have been made to conform to the current presentation. Operating results for the nine-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2005.

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

Operations - The Company provides design and electronic manufacturing services, which include a complete range of engineering, pre-manufacturing and post-manufacturing services. Capabilities range from product design and development through after-market support. All facilities, with the exception of Vietnam which is currently under-going the evaluation process, are certified to ISO 9001, with many having additional certifications. The Company’s operations are in one line of business, electronic contract manufacturing services (EMS). Products and services include complete “Box Build” products for Original Equipment Manufacturers, microprocessor-based systems, transducers, printed circuit boards and assemblies, sensors and electromechanical devices. Markets served are in the medical/scientific instrumentation, aerospace, and industrial/other, with a focus on regulated markets. The Company also develops and manufactures sonobuoys, anti-submarine warfare (ASW) devices, used by the U.S. Navy and other free-world countries. Many of the physical and technical attributes in the production of sonobuoys are the same as those required in the production of the Company’s other electrical and electromechanical products and assemblies.

Use of estimates - Accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the disclosure of assets and liabilities and the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Market risk exposure - The Company manufactures its products in the United States and Canada, and most recently in Vietnam. Sales of the Company’s products are in the U.S. and Canada, as well as other foreign markets. The Company is potentially subject to foreign currency exchange rate risk relating to intercompany activity and balances, receipts from customers, and payments to suppliers in foreign currencies. Also, adjustments related to the translation of the Company’s Canadian financial statements into U.S. dollars are included in current earnings. The Company’s Vietnamese translation gains and losses are carried in accumulated other comprehensive income (loss) within the shareowners’ equity section of the Company’s balance sheet. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the domestic and foreign markets in which the Company operates. However, minimal third party receivables and payables are denominated in foreign currency and the related market risk exposure is considered to be immaterial. Historically, foreign currency gains and losses related to intercompany activity and balances have not been significant. However, recently due to the strengthening Canadian dollar the impact of transaction and translation gains has increased. While a reversal of these recent gains is not anticipated, if the exchange rate were to decline the Company’s financial position could be significantly affected.

The Company has financial instruments that are subject to interest rate risk, principally short-term investments. Historically, the Company has not experienced material gains or losses due to such interest rate changes. Based on the current holdings of short-term investments, the interest rate risk is not considered to be material.

New accounting standards - In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The Statement also establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. The Statement is effective for the Company beginning July 1, 2005, and is required to be adopted using a “modified prospective” method. Under the modified prospective method, the Statement applies to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the unvested portion of awards as of the effective date is required to be recognized as the awards vest after the effective date. The Company does not expect the requirements of this Statement will have a significant impact on its results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (SFAS No. 151), which amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”. The Statement requires that the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage) be recognized as current-period charges. In addition, the Statement requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The Statement is effective for the Company for inventory costs incurred beginning July 1, 2005. The Company does not expect the requirements of this Statement will have any impact on its results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29” (SFAS No. 153), which addresses the measurement of exchanges of nonmonetary assets. The Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchange of nonmonetary assets that do not have commercial substance. It also specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Statement is effective for the Company beginning July 1, 2005. The Company does not expect the requirements of the Statement will have a significant impact on its results of operations or financial position.

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

Recently there have been official discussions and clarifications of certain provisions of FASB Statement No. 13, “Accounting for Leases”. The Company does not have any capital leases. All leases are operating leases, mainly for the lease of machinery and equipment, with monthly payments over a fixed term in equal, non-escalating amounts. The Company does not expect these clarifications to have any impact on its results of operations or financial position.

Periodic benefit cost - The Company follows the disclosure requirements of SFAS No. 132(R). For the three months and nine months ended March 31, 2005 and 2004, $96,000 and $481,000 and $360,000 and $545,000 of expense has been recorded, respectively. Total net periodic benefit cost for fiscal 2005 will be $480,000, compared to total net periodic benefit cost reported for fiscal 2004 of $727,000. For the three months and nine months ended March 31, 2005 and 2004, respectively, net periodic benefit cost includes the effect of changes resulting from the actuarial valuations performed as of the periods’ closing. Fiscal 2005 and 2004 anticipated and actual annual reported expense amount to $480,000 and $727,000, respectively. The decrease from prior year is primarily due to improved interest rates, and return on and valuation of plan assets. The components of net periodic pension expense for each of the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004

Service cost	$110,000	$358,000	$412,000	$406,000
Interest cost	154,000	446,000	498,000	505,000
Expected return on plan assets	(228,000)	(566,000)	(734,000)	(642,000)
Amortization of prior service cost	24,000	64,000	72,000	73,000
Amortization of net loss	36,000	179,000	112,000	203,000

Net periodic benefit cost	$96,000	$481,000	$360,000	$545,000

Stock options - Pending the effective date of SFAS No. 123(R), the Company continues to follow APB No. 25 and related Interpretations in accounting for its employee stock options. Under APB No. 25, no compensation expense is recognized, as the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant. The Company follows the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148.

The Company has an incentive stock option plan under which 760,000 common shares were reserved for option grants to key employees and directors at the fair market value of the stock at the date of the grant. As of March 31, 2005, there were 533,442 shares outstanding under option, with prices ranging from $3.24 to $8.90, a weighted average remaining contractual life of 2.2 years, and a weighted average exercise price of $5.89. The following table summarizes information about stock options outstanding and exercisable at March 31, 2005:

	Options Outstanding			Options Exercisable
Range of		Wtd. Avg. Remaining	Wtd. Avg.		Wtd. Avg.
Exercise Prices	Number Outstanding	Contractual Life (years)	Exercise Price	Number Exercisable	Exercise Price
$3.24 to $6.06	384,489	$1.44	$5.34	317,126	$5.19
$6.26 to $8.90	148,953	$4.21	$7.33	63,051	$7.30

Under the plan at March 31, 2005, exercisable options and the per share weighted average exercise price were 380,177 and $5.54, respectively, with 159,561 remaining shares available for grant.

The following sets forth a reconciliation of net income (loss) and earnings (loss) per share information for the three months and nine months ended March 31, 2005 and 2004, as if the Company had recognized compensation expense based on the fair value at the grant date for awards under the plan. For purposes of computing pro forma net income (loss), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004

Net income (loss), as reported	$308,000	$156,000	$3,175,000	$(3,541,000)
Deduct:
Total stock-based compensation expense determined under the fair-value-based method for all awards, net of tax effects	42,000	47,000	125,000	140,000

Pro forma net income (loss)	$266,000	$109,000	$3,050,000	$(3,681,000)

Pro forma earnings (loss) per share — after stock dividend (Note 3):
Basic earnings (loss) per share	$0.03	$0.01	$0.35	$(0.42)

Diluted earnings (loss) per share	$0.03	$0.01	$0.34	$(0.42)

2. INVENTORIES - Inventories are valued at the lower of cost (first-in, first-out basis) or market and include costs related to long-term contracts. Inventories, other than contract costs, are principally raw materials and supplies. The following are the major classifications of inventory:

	March 31, 2005	June 30, 2004

Raw materials	$26,845,000	$23,641,000
Work in process and finished goods	9,641,000	13,569,000

	$36,486,000	$37,210,000

Work in process and finished goods inventories include $1.1 and $4.3 million of completed, but not yet accepted sonobuoys at March 31, 2005 and June 30, 2004, respectively. Inventories are reduced by progress billings to the U.S. government of approximately $6,915,000 and $2,125,000 at March 31, 2005 and June 30, 2004, respectively.

3. EARNINGS (LOSS) PER SHARE - On November 9, 2004, Sparton’s Board of Directors approved a 5% stock dividend. Eligible shareowners of record on November 23, 2004, received the stock dividend on December 15, 2004. To record the stock dividend, an amount equal to the fair market value of the common stock issued was transferred from retained earnings ($3,723,000) to common stock ($522,000) and capital in excess of par value ($3,198,000), with the balance ($3,000) paid in cash in lieu of fractional shares of stock. Accordingly, all share and per share information for fiscal 2005 and 2004 has been adjusted to reflect the impact of all stock dividends declared for the periods shown.

Due to the Company’s reported net loss for the nine months ended March 31, 2004, 146,163 outstanding stock option share equivalents were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. Basic and diluted earnings per share were computed based on the following:

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004

Basic — weighted average shares outstanding	8,792,440	8,763,076	8,778,657	8,762,106
Effect of dilutive stock options	126,058	132,623	121,114	—

Weighted average diluted shares outstanding	8,918,498	8,895,699	8,899,771	8,762,106

Basic earnings (loss) per share — after stock dividend	$0.04	$0.02	$0.36	$(0.40)

Diluted earnings (loss) per share — after stock dividend	$0.03	$0.02	$0.36	$(0.40)

4. COMPREHENSIVE INCOME (LOSS) - Comprehensive income (loss) includes net income (loss) as well as unrealized gains and losses, net of tax, on investment securities owned and investment securities held by an investee accounted for by the equity method, which are excluded from net income. In addition, translation gains and losses on the Company’s Vietnam subsidiary are included in comprehensive income (loss). Unrealized gains and losses, net of tax, are reflected as a direct charge or credit to shareowners’ equity. Total comprehensive income (loss) is as follows for the three months and nine months ended March 31, 2005 and 2004, respectively:

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004

Net income (loss)	$308,000	$156,000	$3,175,000	$(3,541,000)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) — investment securities owned	(138,000)	59,000	(172,000)	(156,000)
Net unrealized gains (losses) — investment securities held by investee accounted for by the equity method	(59,000)	74,000	44,000	281,000
Net translation gains (losses) on Vietnam subsidiary	—	—	—	—

Comprehensive income (loss)	$111,000	$289,000	$3,047,000	$(3,416,000)

At March 31, 2005 and June 30, 2004, shareowners’ equity includes accumulated other comprehensive income (loss) of $(66,000) and $62,000, respectively, net of tax. The components of these amounts are as follows:

	March 31, 2005	June 30, 2004

Accumulated other comprehensive income (loss), net of tax:
Investment securities owned	$(156,000)	$16,000
Investment securities held by investee accounted for by the equity method	90,000	46,000
Translation gains (losses) — Vietnam subsidiary	—	—

Accumulated other comprehensive income (loss)	$(66,000)	$62,000

5. INVESTMENT SECURITIES - The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying value. Cash and cash equivalents consist of demand deposits and other highly liquid investments with an original term of three months or less. The investment portfolio has various maturity dates up to 28 years. A daily market exists for all investment securities. The Company believes that the impact of fluctuations in interest rates on its investment portfolio should not have a material impact on financial position or results of operations. Investments in debt securities that are not cash equivalents and marketable equity securities have been designated as available-for-sale. Those securities are reported at fair value, with net unrealized gains and losses included in accumulated other comprehensive income, net of applicable taxes. Unrealized losses that are other than temporary are recognized in earnings. The Company does not believe there are any significant individual unrealized losses as of March 31, 2005, which would represent other than temporary losses, and there are no unrealized losses with a duration of one year or more. Realized gains and losses on investments are determined using the specific identification method. It is the Company’s intention to use these investment securities to provide working capital, fund the expansion of its business and for other business purposes.

At March 31, 2005, the Company had net unrealized losses of $247,000. At that date, the net after-tax effect of these losses was $156,000, which is included in accumulated other comprehensive income within shareowners’ equity. For the nine months ended March 31, 2005 and 2004, purchases of investment securities totaled $8,870,000 and $1,509,000, and sales of investment securities totaled $6,501,000 and $7,353,000, respectively.

The Company owns a 14% interest in Cybernet Systems Corporation (Cybernet), 12% on a fully diluted basis. This investment, with a carrying value of $1,727,000 and $1,677,000 at March 31, 2005 and June 30, 2004, respectively, represents the Company’s equity interest in Cybernet’s net assets plus $770,000 of goodwill (no longer being amortized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”). The investment in Cybernet is accounted for under the equity method, and is included in other assets on the condensed consolidated balance sheet. The Company believes that the equity method is appropriate given Sparton’s level of involvement in Cybernet. Prior to June 2002, Sparton accounted for its Cybernet investment using the cost method, which reflected a more passive involvement with Cybernet’s operations. Sparton’s current President and CEO is one of three Cybernet Board members, and as part of that position is actively involved in Cybernet’s oversight and operations. In addition, he has a strategic management relationship with the owners, who are also the other two board members, resulting in his additional involvement in pursuing areas of common interest for both Cybernet and Sparton. The Company’s share of unrealized gains (losses) on available-for-sale securities held by Cybernet is carried in accumulated other comprehensive income (loss) within the shareowners’ equity section of the Company’s balance sheet.

The contractual maturities of debt securities, and total equity securities as of March 31, 2005, were as follows:

	Years
	Within 1	1 to 5	5 to 10	Over 10	Total

Debt securities:
Corporate — primarily U.S.	$1,182,682	$3,805,238	$158,298	$270,390	$5,416,608
U.S. government and federal agency	601,565	2,544,979	1,742,742	1,810,853	6,700,139
State and municipal	109,967	3,293,659	974,438	—	4,378,064

Total debt securities	1,894,214	9,643,876	2,875,478	2,081,243	16,494,811
Equity securities — primarily preferred stock	4,208,318	—	—	—	4,208,318

Total investment securities	$6,102,532	$9,643,876	$2,875,478	$2,081,243	$20,703,129

6. COMMITMENTS AND CONTINGENCIES - One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been involved with ongoing environmental remediation since the early 1980’s. At March 31, 2005, Sparton has accrued $6,962,000 as its estimate of the minimum future undiscounted financial liability, of which $627,000 is classified as a current liability and included in accrued liabilities. Amounts charged to operations, principally legal and consulting fees, for the nine months ended March 31, 2005 and 2004 were $282,000 and $240,000, respectively. These costs were generally incurred in pursuit of various claims for reimbursement/recovery. The Company’s minimum cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment, operating, and continued monitoring costs for onsite and offsite pump and treat containment systems.

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

Some of the printed circuit boards supplied to the Company for its Aerospace sales have been discovered to have intermittent defects. The defect occurred during production at the board manufacturer’s facility, prior to shipment to Sparton for further processing. All of the lots involved have yet to be identified and Sparton, the board manufacturer, and the end customer who received the defective boards are working to contain the defective boards. As of this date no claims have been made or litigation commenced regarding this matter. The extent of Sparton’s exposure, if any, is unknown at this time, thus nothing has been accrued related to this contingency at March 31, 2005.

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

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

	Three Months Ended March 31
	2005		2004
		%		%	%
	Sales	of Total	Sales	of Total	Change

Government	$10,143,000	24.4%	$14,061,000	32.3%	(27.9)%
Industrial/Other	11,641,000	28.0	11,169,000	25.6	4.2
Aerospace	16,741,000	40.3	13,885,000	31.9	20.6
Medical/Scientific Instrumentation	3,036,000	7.3	4,451,000	10.2	(31.8)

Totals	$41,561,000	100.0%	$43,566,000	100.0%	(4.6)

Sales for the three-month period ended March 31, 2005, totaled $41,561,000, a decrease of $2,005,000 (4.6%) from the same quarter last year. Government sales were lower than expected due to the rescheduling of engineering redesign work, sonobuoy drop test failures, and manufacturing transitioning between sonobuoy contracts. Government sales are anticipated to improve through the remainder of the fiscal year as some of these issues are now resolved. Industrial sales improved mainly due to increased sales to existing customers. It is uncertain if this increased demand will continue for the balance of this fiscal year. Aerospace sales were also above the prior year sales due to increased sales to an existing customer in the commercial aerospace market. A large component of this increased demand was due to higher sales of products related to aircraft collision avoidance systems mandated for installation in all commercial aircraft. This increased demand is not anticipated to continue. Medical/Scientific Instrumentation was down from the prior year due to overall lower demand from existing customers in this market and new program delays. While the Company has added several new customers, and/or products in the medical device area, the volume of new business has not been as high as previously anticipated.

The following table presents income statement data as a percentage of net sales for the three-month periods ended March 31, 2005 and 2004:

	2005	2004

Net sales	100.0%	100.0%
Costs of goods sold	92.0	91.8

Gross profit	8.0	8.2

Selling and administrative expenses	7.6	7.7
Other operating expenses	0.4	0.2

Operating income (loss)	(0.0)	0.3

Other income — net	0.5	0.2

Income before income taxes	0.5	0.5
Provision (credit) for income taxes	(0.2)	0.1

Net income	0.7%	0.4%

An operating loss of $2,000 was reported for the three months ended March 31, 2005, compared to operating income of $133,000 for the three months ended March 31, 2004. Gross profit percentage for the three months ended March 31, 2005, was 8.0%, down from 8.2% for the same period last year. The depressed margin is reflective of a less favorable product mix and increased costs related to several program start-ups. Selling and administrative expenses are consistent with the prior year.

Interest and investment income increased $74,000 to $231,000 in fiscal 2005. This increase was mainly due to increased funds available for investment and improved interest rates. Other expense-net in fiscal 2005 was $30,000, versus $65,000 in fiscal 2004. Translation adjustments, along with gains and losses from foreign currency transactions, are included in other income and, in the aggregate, amounted to a loss of $12,000 and $10,000 during the three months ended March 31, 2005 and 2004, respectively. During the third quarter, the Company’s annual effective tax rate was estimated to be 28%, rather than the previously anticipated 32%. The Company’s recorded adjustment to the currently estimated rate resulted in a credit to third quarter income tax expense of $168,000. This, combined with normal third quarter income tax expense of $54,000, resulted in a net income tax credit of $114,000 for the third quarter. Variables affecting the effective tax rate include, but are not limited to, extraterritorial tax credits, Canadian tax loss carryforwards, effect of translation income and loss, and utilization of contribution carryforwards. This estimated tax rate, while based on the Company’s knowledge and expectations at this point in time, may change based on actual fourth quarter activity and results of operations.

Due to the factors described above, the Company reported net income of $308,000 ($0.04 per share, basic, and $0.03 per share, diluted) for the three months ended March 31, 2005, versus $156,000 ($0.02 per share, basic and diluted) for the corresponding period last year.

	Nine Months Ended March 31
	2005		2004
		%		%	%
	Sales	of Total	Sales	of Total	Change

Government	$24,510,000	20.2%	$30,746,000	27.2%	(20.3)%
Industrial/Other	35,042,000	28.9	29,089,000	25.7	20.5
Aerospace	51,729,000	42.7	39,899,000	35.2	29.6
Medical/Scientific Instrumentation	9,995,000	8.2	13,497,000	11.9	(25.9)

Totals	$121,276,000	100.0%	$113,231,000	100.0%	7.1

Sales for the nine-month period ended March 31, 2005, totaled $121,276,000, an increase of $8,045,000 (7.1%) from the same period last year. Government sales decreased, and included $4.7 million of a delayed sonobuoy sale originally anticipated to ship in fiscal 2004. Government sales were lower than anticipated due to production interruptions at the Company’s Florida facilities, as several tropical storms disrupted operations in the first quarter of fiscal 2005. In addition, rescheduling of engineering redesign work, failed sonobuoy drop tests, and lack of access to the U.S. Navy’s test site further depressed sales. Government sales are anticipated to improve in the final quarter of this fiscal year. Industrial market sales increased from the same period last year. This increase was attributed to increased demand from two existing customers, it is uncertain if this demand will continue for the balance of this fiscal year. Sales to the aerospace markets continue to grow, increasing 29.6% over the prior year. In general, this reflects stronger demand in the commercial aerospace market, primarily increased demand for products related to aircraft collision avoidance systems mandated for installation in all commercial aircraft. Approximately $6.9 million of the aerospace increase was attributable to increased orders from one customer, to which the Company supplies product to six manufacturing facilities. The increased demand for the collision avoidance products is not anticipated to continue throughout the final quarter. Medical/Scientific Instrumentation sales declined from the prior year. This decrease resulted from overall lower demand from existing customers in this market area and new program delays. While the Company has added several new customers, and/or products in the medical device area, the volume of new business has not been as high as previously anticipated.

The majority of the Company’s sales come from a small number of customers. Sales to our six largest customers, including government sales, accounted for approximately 76% and 72% of net sales in fiscal 2005 and 2004, respectively. Five of the customers, including government, were the same both years. One of these customers, with six separate facilities as discussed above, provided 28% and 24% of the sales through March 31, 2005 and 2004, respectively.

The following table presents income statement data as a percentage of net sales for the nine months ended March 31, 2005 and 2004:

	2005	2004

Net sales	100.0%	100.0%
Costs of goods sold	89.1	95.2

Gross profit	10.9	4.8

Selling and administrative expenses	8.1	9.3
Other operating expenses	0.2	0.2

Operating income (loss)	2.6	(4.7)

Other income — net	1.0	0.1

Income before income taxes	3.6	(4.6)
Provision (credit) for income taxes	1.0	(1.5)

Net income	2.6%	(3.1)%

Operating income of $3,119,000 was reported for the nine months ended March 31, 2005, compared to a loss of $5,359,000 for the nine months ended March 31, 2004. Gross profit percentage for the nine months ended March 31, 2005, was 10.9%, up from 4.8% for the same period last year. While the tropical storms largely bypassed the Company’s two Florida facilities, extensive preparations were undertaken for the storms. This unexpected activity, along with the minor damage that was experienced and unproductive wages, resulted in costs of approximately $500,000 being charged in the first quarter of fiscal 2005. Also included in the current year’s gross profit was a settlement in the second quarter of fiscal 2005 with a customer, which resulted in the Company’s recovery of $500,000 of prior period start-up expenses. The prior year’s depressed margin reflects the inclusion of costs on the start-up phase of several major programs, as well as final charges incurred at the completion of one sonobuoy contract that had experienced technical problems. In addition, the prior year’s margin included a redesign effort on an existing product line, which resulted in a charge to operations of $519,000. The lowered selling and administrative expenses are primarily the result of decreased bid and proposal and research and development expenses for fiscal 2005, which were approximately $1.7 million below the same nine month period last year. These cost reductions are not indicative of reduced bid and proposal activity, which is currently at an all time high, but primarily the result of a one time sonobuoy engineering project which has been completed.

Interest and investment income increased $143,000 to $653,000 in fiscal 2005. This increase was due to increased funds available for investment and improving investment rates. Other income-net in fiscal 2005 was $647,000, versus an expense of $374,000 in fiscal 2004. Translation adjustments, along with gains and losses from foreign currency transactions, are included in other income and, in the aggregate, amounted to a gain of $644,000 and $163,000 during the nine months ended March 31, 2005 and 2004, respectively. Other expense-net in the prior year included a charge of $538,000 for workers’ compensation insurance adjustments related to the Company’s previously owned automotive segment.

Due to the factors described above, the Company reported net income of $3,175,000 ($0.36 per share, basic and diluted) for the nine months ended March 31, 2005, versus a loss of $3,541,000 ($(0.40) per share, basic and diluted) for the corresponding period last year.

LIQUIDITY AND CAPITAL RESOURCES

For the nine-month period ended March 31, 2005, cash and cash equivalents decreased $133,000 to $10,687,000. Operating activities provided $7,288,000 in net cash flows. The primary source of cash was from operations, compared to a loss in fiscal 2004 resulting in a use of cash, as well as the adjustment for depreciation. The primary source of cash in fiscal 2004 was a decrease in accounts receivable. The decrease in accounts receivable in both fiscal 2005 and 2004 was reflective of the receipt of payments for the large volume of sales recognized in June 2004 and 2003. The change in cash flow related to inventory and prepaid expenses from the prior year is reflective of a large increase at June 30, 2004, of inventory due to delayed customer delivery schedules, as well as increased inventory for new customer contracts. Inventory levels at March 31, 2005, reflect a decrease in inventory, as these customers’ schedules were no longer delayed, as well as the start of several new customer contracts.

Cash flows used by investing activities for the nine-month period ended March 31, 2005, totaled $7,672,000, primarily for purchases of property, plant and equipment, which is discussed below. The purchase of, and proceeds from the sale of, investment securities are generally reflective of activity within the various investment options. In fiscal 2004 proceeds from the sale of investments were also used to fund purchases of property, plant and equipment.

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

At March 31, 2005 and June 30, 2004, the aggregate government EMS backlog was approximately $52 million and $41 million, respectively. Current backlog includes the recent U.S. Navy sonobuoy contract awards, which totaled $21.7 million. A majority of the March 31, 2005, backlog is expected to be realized in the next 12-15 months. Commercial EMS orders are not included in the backlog. The Company does not believe the amount of commercial activity covered by firm purchase orders is a meaningful measure of future sales, as such orders may be rescheduled or cancelled without significant penalty.

Construction of the Company’s new plant in Vietnam is substantially complete. Preliminary prototype product is currently being produced, with regular production beginning in May. This new facility is anticipated to provide increased growth opportunities for the Company, in current as well as new markets. As the Company has not previously done business in this emerging market, there are many uncertainties and risks inherent in this venture. It is estimated that the total Company investment will approximate $5-$7 million, which includes land, building, and initial operating expenses. To date, approximately $2.0 million has been expended for the construction of the new facility, primarily in fiscal 2005. The new company operates under the name Spartronics. The Company is also continuing a program of identifying and evaluating potential acquisition candidates in both the defense and medical markets.

The Company has purchased a manufacturing facility in Albuquerque, New Mexico. This facility replaced an existing plant in Rio Rancho, New Mexico. The facility was purchased in December 2003 for approximately $4.5 million. The cost of additional remodeling and facility upgrades totaled approximately $2.0 million and were incurred, primarily in 2005, as the Company transitioned between facilities. The Rio Rancho plant was sold in June 2004 for approximately $1.7 million ($1.6 million after expenses related to the sale), resulting in a $844,000 gain. The Company leased the Rio Rancho facility until the transition to the new facility was completed in December 2004. The new facility is expected to provide economic benefits to the Company, accommodating customer products with higher technical requirements, as well as providing additional and more efficient manufacturing space in the Southwest.

No cash dividends were declared in either period presented. In November 2004, the Company approved a 5% stock dividend. This dividend was distributed December 15, 2004, to shareowners of record on November 23, 2004. At March 31, 2005, the Company had $92,164,000 in shareowners’ equity ($10.45 per share), $71,745,000 in working capital, and a 4.67:1.00 working capital ratio. For the foreseeable future (12-18 months), the Company believes it has sufficient liquidity for its anticipated needs, unless a significant business acquisition is identified and completed for cash.

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

The Company regularly reviews raw material inventories by customer for both excess and obsolete quantities, with adjustments made accordingly. Wherever possible, the Company attempts to recover its full cost of excess and obsolete inventories from customers or, in some cases, through other markets. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income and a valuation allowance is established for the difference between the carrying cost and the estimated realizable amount. Conversely, should the disposition of adjusted excess and obsolete inventories result in recoveries in excess of these reduced carrying values, the remaining portion of the valuation allowances are reversed and taken into income when such determinations are made. It is possible that the Company’s financial position, results of operations and cash flows, could be materially affected by changes to inventory valuation allowances for commercial customer excess and obsolete inventories.

Allowance for Possible Losses on Receivables

The accounts receivable balance is recorded net of allowances for amounts not expected to be collected from customers. The allowance is estimated based on historical experience of write-offs, the level of past due amounts, information known about specific customers with respect to their ability to make payments, and future expectations of conditions that might impact the collectibility of accounts. Accounts receivable are generally due under normal trade terms for the industry. Credit is granted, and credit evaluations are periodically performed, based on a customers’ financial condition and other factors. Although the Company does not generally require collateral, cash in advance or letters of credit may be required from customers in certain circumstances, including some foreign customers. When management determines that it is probable that an account will not be collected, it is charged against the allowance for possible losses. The Company reviews the adequacy of its allowance monthly. The allowance for doubtful accounts was $16,000 and $46,000 at March 31, 2005 and June 30, 2004, respectively. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payment, an additional allowance may be required. Given the Company’s significant balance of government receivables and letters of credit from foreign customers, collection risk is considered minimal. Historically, uncollectible accounts have been generally insignificant and the minimal allowance is deemed adequate.

Pension Obligations

The Company calculates the cost of providing pension benefits under the provisions of SFAS No. 87. The key assumptions required within the provisions of SFAS No. 87 are used in making these calculations. The most significant of these assumptions are the discount rate used to value the future obligations and the expected return on pension plan assets. The discount rate is consistent with market interest rates on high-quality, fixed income investments. The expected return on assets is based on long-term returns and assets held by the plan, which is influenced by historical averages. If actual interest rates and returns on plan assets materially differ from the assumptions, future adjustments to the financial statements would be required. While changes in these assumptions can have a significant effect on the pension benefit obligations reported in the Condensed Consolidated Balance Sheets and the unrecognized gain or loss accounts, the effect of changes in these assumptions is not expected to have the same relative effect on net periodic pension expense in the near term. While these assumptions may change in the future based on changes in long-term interest rates and market conditions, there are no known expected changes in these assumptions as of March 31, 2005. As indicated above, to the extent the assumptions differ from actual results, there would be a future impact on the financial statements. The extent to which this will result in future expense is not determinable at this time as it will depend upon a number of variables, including trends in interest rates and the actual return on plan assets. For example, an increase in the return on the plan assets due to improved market conditions would reduce the unrecognized loss account and thus reduce future expense. While net periodic pension expense has increased during the past two years, no cash payments are expected to be required for the next several years due to the plan’s funded status.

OTHER

LITIGATION

One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico, has been the subject of ongoing investigations conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). The investigation began in the early 1980’s and involved a review of onsite and offsite environmental impacts.

At March 31, 2005, Sparton has accrued $6,962,000 as its estimate of the future undiscounted minimum financial liability related to this site. The Company’s cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment and operating costs for onsite and offsite operations and is based on existing methodology. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. It is possible that cash flows and results of operations could be affected by the impact of the ultimate resolution of this contingency.

Some of the printed circuit boards supplied to the Company for its Aerospace sales have been discovered to have intermittent defects. The defect occurred during production at the board manufacturer’s facility, prior to shipment to Sparton for further processing. All of the lots involved have yet to be identified and Sparton, the board manufacturer, and the end customer who received the defective boards are working to contain the defective boards. As of this date no claims have been made or litigation commenced regarding this matter. The extent of Sparton’s exposure, if any, is unknown at this time, thus nothing has been accrued related to this contingency at March 31, 2005.

Sparton is currently involved with two legal actions, which are disclosed in Part II — “Other Information, Item 1. Legal Proceedings” of this report. At this time, the Company is unable to predict the outcome of either of these claims.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manufactures its products in the United States and Canada, and most recently in Vietnam. Sales are to the U.S. and Canada, as well as other foreign markets. The Company is potentially subject to foreign currency exchange rate risk relating to intercompany activity and balances and to receipts from customers and payments to suppliers in foreign currencies. Also, adjustments related to the translation of the Company’s Canadian financial statements into U.S. dollars are included in current earnings. The Company’s Vietnamese translation gains and losses are carried in accumulated other comprehensive income (loss) within the shareowners’ equity section of the Company’s balance sheet. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the domestic and foreign markets in which the Company operates. However, minimal third party receivables and payables are denominated in foreign currency and the related market risk exposure is considered to be immaterial. Historically, foreign currency gains and losses related to intercompany activity and balances have not been significant. However, recently due to the strengthening Canadian dollar the impact of transaction and translation gains has increased. While a reversal of these recent gains is not anticipated, if the exchange rate were to materially decline the Company’s financial position could be significantly affected.

The Company has financial instruments that are subject to interest rate risk, principally short-term investments. Historically, the Company has not experienced material gains or losses due to such interest rate changes. Based on the current holdings of short-term investments, the interest rate risk is not considered to be material.

Item 4. CONTROLS AND PROCEDURES

The Company maintains internal control over financial reporting intended to provide reasonable assurance that all material transactions are executed in accordance with Company authorization, are properly recorded and reported in the financial statements, and that assets are adequately safeguarded. The Company also maintains a system of disclosure controls and procedures to ensure that information required to be disclosed in Company reports, filed or submitted under the Securities Exchange Act of 1934, is properly reported in the Company’s periodic and other reports.

As of March 31, 2005, an evaluation was updated by the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures continue to be effective as of March 31, 2005. There have been no changes in the Company’s internal controls over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been involved with ongoing environmental remediation since the early 1980’s. At March 31, 2005, Sparton has accrued $6,962,000 as its estimate of the minimum future undiscounted financial liability, of which $627,000 is classified as a current liability and included in accrued liabilities. The Company’s minimum cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment, operating, and continued monitoring costs for onsite and offsite pump and treat containment systems.

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

In September 2002, STI filed an action in the U.S. District Court for the Eastern District of Michigan to recover certain unreimbursed costs incurred as a result of a manufacturing relationship with two entities, Util-Link, LLC (Util-Link) of Delaware and National Rural Telecommunications Cooperative (NRTC) of the District of Columbia. On or about October 21, 2002, the defendants filed a counterclaim seeking money damages, alleging that STI breached its duties in the manufacture of products for the defendants. The defendant NRTC asked for damages in the amount $20,000,000 for the loss of its investment in and loans to Util-Link. In addition, the defendant Util-Link had previously asked for damages in the amount of $25,000,000 for lost profits, which it no longer appears to be pursuing. Sparton has reviewed the respective claims and believes that the damages sought by NRTC were included in Util-Link’s claim for damages and, as such, were duplicative. Sparton believes the counterclaim to be without merit and intends to vigorously defend against it. These claims are now in the pretrial stage, with jury trial scheduled in Detroit, Michigan, in the September 2005 time-frame.

At this time, the Company is unable to predict the outcome of either of these two claims.

Item 4. Submission of Matters to a Vote of Security Holders

None.

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

Date: May 13, 2005	/s/ DAVID W. HOCKENBROCHT
David W. Hockenbrocht, Chief Executive Officer

Date: May 13, 2005	/s/ RICHARD L. LANGLEY
Richard L. Langley, Chief Financial Officer