Form 10-K
period 2005-06-30
SPARTON CORP
filed 2005-09-16
CIK 92679

United States Securities and Exchange Commission
Washington D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter: The aggregate market value of voting (no non-voting) common stock held by non-affiliates was $53.9 million, based on the closing price of common shares as of December 31, 2004, which was $9.01 per share.
The number of shares of common stock outstanding as of August 31, 2005, was 8,830,428.
DOCUMENTS INCORPORATED BY REFERENCE
Part III — Portions of the definitive Proxy Statement for the fiscal year ended June 30, 2005, to be delivered to shareowners in connection with the Annual Meeting of Shareowners to be held October 26, 2005, are incorporated by reference into Part III of this Form 10-K.

Sparton Corporation 2005 Annual Report    1

(This Page Intentionally Left Blank)
Sparton Corporation 2005 Annual Report    2

Sparton Corporation 2005 Annual Report    3

(This Page Intentionally Left Blank)
Sparton Corporation 2005 Annual Report    4

PART I
Item 1. Business
The Company has been in continuous existence since 1900. It was last reorganized in 1919 as an Ohio corporation. The Company’s operations are in one line of business, electronic contract manufacturing services (EMS). The Company provides design and electronic manufacturing services, which include a complete range of engineering, pre-manufacturing and post-manufacturing services. Capabilities range from product design and development through aftermarket support. All facilities are registered to ISO 9001, with many having additional certifications. Products and services include complete “Box Build” products for Original Equipment Manufacturers, microprocessor-based systems, transducers, printed circuit boards and assemblies, sensors and electromechanical devices for the medical/scientific instrumentation, electronics, aerospace, and other industries, as well as engineering services relating to these product sales. The Company also develops and manufactures sonobuoys, anti-submarine warfare (ASW) devices, used by the U.S. Navy and other free-world countries. See Note 11 to the Consolidated Financial Statements included in Item 8 for information regarding the Company’s product sales. The Company’s website address is www.sparton.com. Information provided at the website includes, among other items, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Quarterly Earnings Releases, News Releases, Governance Guidelines, and the Code of Ethics, as well as various Board of Director committee charters. The Company provides, free of charge, copies of its periodic and current reports (e.g., Forms 10-K, 10-Q and 8-K) and amendments to such reports that are filed with the Securities and Exchange Commission (SEC), as well as the Board of Director committee charters. Reports are available as soon as reasonably practicable after such reports are filed with or furnished to the SEC, either at the Company’s website or through a link to the SEC’s site.
Electronic Contract Manufacturing Services
Historically, the Company’s principal electronics product has been sonobuoys, which are ASW devices used by the U. S. Navy and other free-world military organizations. The Company competes with a very limited number of qualified manufacturers for sonobuoy procurements by the U.S. and select foreign governments. Contracts are obtained through competitive bid or direct procurement.
The Company continues to focus on substantially expanding sales in the high-mix, low to medium-volume non-sonobuoy EMS markets. High-mix describes customers needing multiple product types with generally low volume manufacturing runs. This is where the Company expects substantial future revenue growth, with emphasis on government, aerospace, medical/scientific instrumentation, and industrial markets. Many of the physical and technical attributes in the production of electronics for sonobuoys are the same as those required in the production of other electrical and electromechanical products and assemblies. The Company’s EMS business includes design and/or manufacture of a variety of electronic and electromechanical products and assemblies. Sales are generally obtained on a competitive basis. Competitive factors include technical ability, customer service, product quality, timely delivery and price.
As non-sonobuoy EMS business has grown, there has been an increasing focus to also provide design services. The engineering function has centralized staff management, with a continuing presence in six of the seven locations. The engineering organization, with centralized management and decentralized operations, allows the Company to deliver products and services in an efficient manner and enhances the Company’s focus on new and expanding technologies. Non-sonobuoy electronic contract manufacturing and services are sold primarily through a direct sales force. In the commercial EMS business, Sparton must compete with a significant number of domestic and foreign manufacturers, some of which are much larger in terms of size and/or financial resources. The Company generally contracts with its customers to manufacture products based on the customer’s design, specifications and shipping schedules. Normally, EMS programs do not require the Company’s direct involvement in product marketing. Material cost and availability, product quality, delivery and reliability are all very important factors in the commercial EMS business. In general, margins within the non-sonobuoy EMS markets are lower than those historically obtained in the ASW or proprietary electronics market. The lower margins are primarily due to intense competition and the higher material content of the products sold.
In May 2005, Sparton’s newest subsidiary, Spartronics, began regular production. This facility, located in Vietnam, is anticipated to provide increased growth opportunities for the Company, in current as well as new markets. Spartronics is a full service manufacturing facility, providing an off shore option for customers requesting this type of production facility.
At June 30, 2005 and 2004, the government funded backlog was approximately $42 million and $41 million, respectively. A majority of the fiscal 2005 backlog is expected to be realized in the next 12-15 months. Commercial EMS sales are not included in the backlog. The Company does not believe the amount of backlog of commercial sales covered by firm purchase orders is a meaningful measure of future sales, as such orders may be rescheduled or cancelled without significant penalty.
Sparton Corporation 2005 Annual Report    5

Other
One of Sparton’s largest customers is the U.S. Navy. While the loss of U.S. government sonobuoy sales would have a material adverse financial effect on the Company, the loss of any one of several other customers, including Honeywell and Bally (both with sales in excess of 10%), Raytheon and Waters, could also have a significant financial impact. The Company continues to grow its non-sonobuoy EMS sales with the objective of expanding the customer base, thus reducing the Company’s exposure to any single customer.
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
There were no expenditures for research and development (R&D) not funded by customers in fiscal 2005, compared to $1,756,000 in fiscal 2004 and $340,000 in fiscal 2003. These expenses were included in selling and administrative expense. Customer funded R&D activities are included in sales and costs of goods sold. There are approximately 48 employees involved in R&D activities.
Sparton employed approximately 1,100 people at June 30, 2005. The Company has one manufacturing division and four wholly-owned active manufacturing subsidiaries.
Item 2. Properties
The following is a listing of the principal properties used by Sparton in its business. Sparton owns all of these properties. These facilities provide a total of approximately 837,000 square feet of manufacturing and administrative space. There are manufacturing and/or office facilities at each location. Reflective of the current economic environment, Sparton’s manufacturing facilities are underutilized. Underutilized percentages vary by plant; however, ample space exists to accommodate expected growth. Sparton believes these facilities are suitable for its operations.

Jackson, Michigan	London, Ontario, Canada
DeLeon Springs, Florida	Thuan An District, Binh Duong Province, Vietnam
Brooksville, Florida	(Outside Ho Chi Minh City)
Albuquerque, New Mexico
Deming, New Mexico
Sparton’s newest facility, Spartronics, is located in Vietnam. While the Company owns the building, machinery and equipment, and other assets, the land is under a long-term lease covering approximately 40 years. This is a prepaid lease, which is amortized over the life of the lease, and carried in other long-term assets in Sparton’s balance sheet.
Not included above with the Company’s owned properties is the Company’s Coors Road, Albuquerque, New Mexico, facility. Sparton leases this facility to another company under a long-term lease, which contains an option to buy.
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
Sparton Corporation 2005 Annual Report    6

On March 3, 2000, a Consent Decree was entered, settling the lawsuits. The Consent Decree represents a judicially enforceable settlement and contains work plans describing remedial activity STI agreed to undertake. The remediation activities called for by the work plans have been installed and are either completed or are currently in operation. It is anticipated that ongoing remediation activities will operate for a period of time during which STI and the regulatory agencies will analyze their effectiveness. The Company believes that it will take several years before the effectiveness of the groundwater containment wells can be established. Documentation and research for the preparation of the initial five year report and review are currently underway. If current remedial operations are deemed ineffective, additional remedies may be imposed at a significantly increased cost. There is no assurance that additional costs greater than the amount accrued will not be incurred or that no adverse changes in environmental laws or their interpretation will occur.
Upon entering into the Consent Decree, the Company reviewed its estimates of the future costs expected to be incurred in connection with its remediation of the environmental issues associated with its Coors Road facility over the next 30 years. At June 30, 2005, the undiscounted minimum accrual for future EPA remediation approximates $6,819,000. The Company’s estimate is based upon existing technology and current costs have not been discounted. The estimate includes equipment, operating and maintenance costs for the onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes the required periodic reporting requirements. This estimate does not include legal and related consulting costs which are expensed as incurred.
In 1998, STI commenced litigation in two courts against the United States Department of Energy (DOE) and others seeking reimbursement of Sparton’s costs incurred in complying with, and defending against, federal and state environmental requirements with respect to its former Coors Road manufacturing facility. Sparton also sought to recover costs being incurred by the Company as part of its continuing remediation at the Coors Road facility. During the first quarter of fiscal 2003, Sparton reached an agreement with the DOE and others to recover certain remediation costs. Under the agreement, Sparton was reimbursed a portion of the costs the Company incurred in its investigation and site remediation efforts at the Coors Road facility. Under the settlement terms, Sparton received $4,850,000 from the DOE and others in fiscal 2003, and an additional $1,000,000 in fiscal 2004. In addition, the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8,400,000 incurred at the site. With the settlement, Sparton received cash and gained some degree of risk protection, with the DOE sharing in costs incurred above the established level. The financial impact of the settlement was recorded in the first quarter of fiscal 2003, ending September 30, 2002. Most of the settlement proceeds (approximately $5,500,000) were recorded as income.
In 1995, Sparton Corporation and STI filed a Complaint in the Circuit Court of Cook County, Illinois, against Lumbermens Mutual Casualty Company and American Manufacturers Mutual Insurance Company demanding reimbursement of expenses incurred in connection with its remediation efforts at the Coors Road facility based on various primary and excess comprehensive general liability policies in effect between 1959 and 1975. In June 2005, Sparton reached an agreement with the insurers under which Sparton received $5,455,000 in cash in July 2005. This agreement reflects a recovery of a portion of past costs the Company incurred in its investigation and site remediation efforts, which began in 1983, and was recorded as income in June of fiscal 2005.
In September 2002, STI filed an action in the U.S. District Court for the Eastern District of Michigan to recover certain unreimbursed costs incurred as a result of a manufacturing relationship with two entities, Util-Link, LLC (Util-Link) of Delaware and National Rural Telecommunications Cooperative (NRTC) of the District of Columbia. On or about October 21, 2002, the defendants filed a counterclaim seeking money damages, alleging that STI breached its duties in the manufacture of products for the defendants. The defendant NRTC asked for damages in the amount $20,000,000 for the loss of its investment in and loans to Util-Link. In addition, the defendant Util-Link had previously asked for damages in the amount of $25,000,000 for lost profits, which it no longer appears to be pursuing. Sparton has reviewed the respective claims and believes that the damages sought by NRTC were included in Util-Link’s claim for damages and, as such, were duplicative. Sparton believes the counterclaim to be without merit and intends to vigorously defend against it. These claims are now scheduled for a jury trial in Detroit, Michigan, in the September 2005 timeframe. At this time, the Company is unable to predict the outcome of this claim.
Some of the printed circuit boards supplied to the Company for aerospace sales have been discovered to be defective. The defect occurred during production at the board manufacturer’s facility, prior to shipment to Sparton for further processing. All of the lots involved have yet to be identified and Sparton, the board manufacturer, and our customer who received the defective boards are working to contain the defective boards. While investigations are underway, $2.4 million of related product and associated expenses have been classified in Sparton’s balance sheet within other long-term assets as of June 30, 2005. As of this date, Sparton has made a demand on the board manufacturer for reimbursement of all costs and expenses incurred, and the parties are engaged in discussions regarding the resolution of Sparton’s claim. The likelihood that the claim will be resolved and the extent of Sparton’s exposure, if any, is unknown at this time, thus no loss contingency has been established at June 30, 2005.
Sparton Corporation 2005 Annual Report    7

Item 4. Submission of Matters to a Vote of Security Holders - No matters were submitted to a vote of the security holders during the last quarter of the period covered by this report.
Executive Officers of the Registrant - Information with respect to executive officers of the Registrant is set forth below. The positions noted have been held for at least five years, except where noted.

David W. Hockenbrocht -	Chief Executive Officer since October 2000 and President since January 1978. (Age 70)

Douglas E. Johnson -	Chief Operating Officer and Executive Vice President since February 2001 and Vice President since 1995. (Age 57)

Richard L. Langley -	Senior Vice President since November 2004, Chief Financial Officer since February 2001, Vice President and Treasurer since 1990. (Age 60)

Joseph S. Lerczak -	Secretary since June 2002 and Corporate Controller since April 2000. (Age 48)

Stephanie A. Martin -	Senior Vice President, Global Supply Chain Management since November 2004. Previously, Ms. Martin held the position of Vice President, Corporate Materials Acquisitions and Logistics since May 2000. (Age 49)

Michael D. Sobolewski -	Senior Vice President, Medical/Defense & Security Systems since April 2005. Previously, Mr. Sobolewski was Vice President, Engineering since July 2002. Prior to that date, Mr. Sobolewski was Director of Electronic Contract Manufacturing Engineering since July 1998. (Age 41)

Michael G. Woods -	Senior Vice President, Industrial & Aerospace Business Systems since April 2005 and Vice President, General Manager of Sparton of Canada, Ltd. since August 1999. (Age 46)

Charles A. Stranko -	Vice President, International Business Development, since June 2005 and Vice President, Sparton Technology, Inc. since January 2001. Previously, Mr. Stranko held the position of Vice President, Corporate Sales, since July 2002. Mr. Stranko has also held various managerial positions within the Company since January 1998. (Age 47)
There are no family relationships among the persons named above. All officers are elected annually and serve at the discretion of the Board of Directors.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the New York Stock Exchange under the symbol SPA. On August 31, 2005, there were 535 registered holders of record of the Company’s common stock. The price of the Company’s common stock as of August 31, 2005, was $10.35. During fiscal 2005, the Company declared a 5% common stock dividend on November 9, 2004; cash was paid in lieu of fractional shares. The Company did not pay a cash dividend on its common stock in either fiscal 2005 or 2004. At its August 2005 meeting, however, the Company’s Board of Directors approved a $0.10 per share cash dividend, to be paid on October 5, 2005, to shareowners of record as of September 14, 2005, as well as the implementation of a stock repurchase program. The historical high and low common stock prices per share were as follows:

Quarter Ended: (1)		September 30	December 31	March 31	June 30

Fiscal 2005	High	$9.25	$10.00	$9.80	$10.10
	Low	8.31	8.67	8.91	9.15
Fiscal 2004	High	11.22	11.55	10.50	9.20
	Low	8.60	9.15	8.20	8.00
See Part III, Item 12 for certain information concerning the Company’s equity compensation plans.

(1)	The above stock price information has not been adjusted to reflect any potential impact of the 5% stock dividends previously declared.
Sparton Corporation 2005 Annual Report    8

Item 6. Selected Financial Data(1)

	2005	2004	2003	2002	2001

OPERATING RESULTS

Net sales	$167,156,809	$161,003,942	$169,861,287	$149,672,143	$187,620,426
Costs of goods sold	149,048,308	151,642,234	150,659,969	132,273,801	169,153,517
Other operating expenses	7,844,236	13,669,067	7,866,686	13,373,770	16,333,066

Operating income (loss)	10,264,265	(4,307,359)	11,334,632	4,024,572	2,133,843

Other income	1,097,893	126,862	898,640	43,632	11,194

Income (loss) before income taxes	11,362,158	(4,180,497)	12,233,272	4,068,204	2,145,037
Provision (credit) for income taxes	3,250,000	(2,137,000)	3,241,000	1,140,000	844,000

Net income (loss)	$8,112,158	$(2,043,497)	$8,992,272	$2,928,204	$1,301,037

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING

Common stock — basic	8,790,325	8,762,615	8,756,631	8,756,390	8,957,521
Common stock — diluted	8,910,081	8,762,615	8,849,869	8,814,944	8,970,761

PER SHARE OF COMMON STOCK

Income (loss)
Common stock — basic	$ 0.92	$ (0.23)	$ 1.03	$0.33	$0.15
Common stock — diluted	$ 0.91	$ (0.23)	$ 1.02	$0.33	$0.15

SHAREOWNERS’ EQUITY — PER SHARE	$11.00	$10.13	$10.41	$9.32	$9.04

CASH DIVIDENDS — PER SHARE	—	—	—	—	—

OTHER FINANCIAL DATA

Total assets	$129,460,786	$114,419,496	$116,013,870	$102,401,248	$107,350,305
Working capital	75,502,554	72,347,305	77,982,082	70,710,441	65,977,180
Working capital ratio	3.89:1	4.81:1	5.33:1	6.27:1	4.21:1
Long-term debt	—	—	—	—	—
Shareowners’ equity	$97,171,986	$88,866,099	$91,168,206	$81,614,417	$79,205,451

(1)	As discussed in Note 1 to the Consolidated Financial Statements included in Item 8, all average outstanding shares and per share information has been restated to reflect the impact of the 5% stock dividend declared in November 2004.
Sparton Corporation 2005 Annual Report    9

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
The Private Securities Litigation Reform Act of 1995 reflects Congress’ determination that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by corporate management. This report on Form 10-K contains forward-looking statements within the scope of the Securities Act of 1933 and the Securities Exchange Act of 1934. The words “expects,” “anticipates,” “believes,” “intends,” “plans,” and similar expressions, and the negatives of such expressions, are intended to identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-K with the Securities and Exchange Commission (SEC). These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed below. Accordingly, Sparton’s future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. The Company notes that a variety of factors could cause the actual results and experience to differ materially from anticipated results or other expectations expressed in the Company’s forward-looking statements.
Sparton, as a high-mix, low to medium-volume supplier, provides rapid product turnaround for customers. High-mix describes customers needing multiple product types with generally low volume manufacturing runs. As a contract manufacturer with customers in a variety of markets, the Company has substantially less visibility of end user demand and, therefore, forecasting sales can be problematic. Customers may cancel their orders, change production quantities and/or reschedule production for a number of reasons. Depressed economic conditions may result in customers delaying delivery of product, or the placement of purchase orders for lower volumes than previously anticipated. Unplanned cancellations, reductions, or delays by customers may negatively impact the Company’s results of operations. As many of the Company’s costs and operating expenses are relatively fixed within given ranges of production, a reduction in customer demand can disproportionately affect the Company’s gross margins and operating income. The majority of the Company’s sales have historically come from a limited number of customers. Significant reductions in sales to, or a loss of, one of these customers could materially impact business if the Company were not able to replace those sales with new business.
Other risks and uncertainties that may affect operations, performance, growth forecasts and business results include, but are not limited to, timing and fluctuations in U.S. and/or world economies, competition in the overall EMS business, availability of production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, foreign currency exchange rate risk, uncertainties associated with the costs and benefits of new facilities and the closing of others, uncertainties associated with the outcome of litigation, changes in the interpretation of environmental laws, the uncertainties of environmental remediation, and uncertainties relating to defects discovered in certain of the Company’s aerospace circuit boards. A further risk factor is the availability and cost of materials. The Company has encountered availability and extended lead time issues on some electronic components in the past when market demand has been strong, which have resulted in higher prices and late deliveries. Additionally, the timing of sonobuoy sales to the U.S. Navy is dependent upon access to, and successful passage of, product tests performed by the U.S. Navy. Reduced governmental budgets have made access to the test range less predictable and less frequent than in the past. Finally, the Sarbanes-Oxley Act of 2002 has required changes in, and formalization of, some of the Company’s corporate governance and compliance practices. The SEC and New York Stock Exchange have also passed new rules and regulations requiring additional compliance activities. Compliance with these rules has increased administrative costs, and it is expected that certain of these costs will continue indefinitely. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.
Sparton Corporation 2005 Annual Report    10

FISCAL 2005 COMPARED TO FISCAL 2004

	2005		2004
	Sales	% of Total	Sales	% of Total	% Change

Government	$38,243,000	23%	$44,808,000	28%	(15)%
Industrial/Other	47,588,000	28	39,856,000	25	19
Aerospace	68,375,000	41	58,403,000	36	17
Medical/Scientific Instrumentation	12,951,000	8	17,937,000	11	(28)

Totals	$167,157,000	100%	$161,004,000	100%	4%

Sales for the year ended June 30, 2005, totaled $167,157,000, an increase of $6,153,000 (4%) from fiscal 2004. Government sales decreased, and included $4.7 million of a delayed sonobuoy sale originally anticipated to ship in fiscal 2004. Rescheduling of engineering redesign work, failed sonobuoy drop tests, and lack of access to the U.S. Navy’s test site contributed to the depressed government sales. The Company does not anticipate the level of government sales to continue to decline. Industrial and other market sales, which include gaming sales, increased from the same period last year. This increase was attributed to increased demand from two existing customers, and it is uncertain if this increased demand will continue into the next fiscal year. Sales to the aerospace markets continue to grow, increasing 17% over the prior year. In general, this reflects stronger demand in the commercial aerospace market, primarily increased demand for products related to aircraft collision avoidance systems mandated for installation in all commercial aircraft. This increased level of sales of collision avoidance products is not anticipated to continue. Approximately $2 million of the aerospace increase was attributable to increased orders from one customer, to which the Company supplies product to six separate manufacturing facilities. Medical/Scientific Instrumentation sales declined from the prior year. This decrease resulted from overall lower demand from existing customers in this market area, as well as new program delays. While the Company has added several new customers, and/or products in the medical device area, the volume of new business has not been as high as anticipated.
The majority of the Company’s sales come from a small number of customers. Sales to our six largest customers, including government sales, accounted for approximately 77% and 74% of net sales in fiscal 2005 and 2004, respectively. Five of the customers, including government, were the same both years. One of these customers, with six separate facilities as discussed above, provided 28% and 25% of the sales for the years ended June 30, 2005 and 2004, respectively.
The following table presents consolidated income statement data as a percentage of net sales for the years ended June 30, 2005 and 2004, respectively.

	2005	2004

Net sales	100.0%	100.0%
Costs of goods sold	89.2	94.2

Gross profit	10.8	5.8

Selling and administrative	7.9	8.8
EPA related (income) expense — net environmental remediation	(3.0)	0.2
Net gain on sale of property, plant and equipment	(0.2)	(0.5)

Operating income (loss)	6.1	(2.7)

Interest and investment income	0.5	0.4
Equity income (loss) in investment	—	—
Other income (expense) — net	0.2	(0.3)

Income (loss) before income taxes	6.8	(2.6)
Provision (credit) for income taxes	1.9	(1.3)

Net income (loss)	4.9%	(1.3)%

Operating income of $10,264,000 was reported for the fiscal year ended June 30,2005, compared to a loss of $4,307,000 for the fiscal year ended June 30, 2004. Gross profit percentage for the year was 10.8%, up from 5.8% last year. Results
Sparton Corporation 2005 Annual Report    11

for the fiscal year ended 2005 were impacted by severe tropical storms in Florida during the period. While the tropical storms largely bypassed the Company’s two Florida facilities, extensive preparations were undertaken for the predicted storms. This unexpected activity, along with the minor damage that was experienced and unproductive wages, resulted in costs of approximately $500,000 being charged in the first quarter of fiscal 2005, the majority of which were included in cost of goods sold. The current year’s gross profit also included a settlement with a customer in the second quarter of fiscal 2005, which resulted in the Company’s recovery of $500,000 of prior period start-up expenses. The prior year’s depressed margin reflects the inclusion of costs on the start-up phase of several major programs, as well as final charges incurred at the completion of one sonobuoy contract that had experienced technical problems. In addition, the prior year’s margin included a redesign effort on an existing product line, which resulted in a charge to operations of $519,000. Gross margin was further reduced in 2005 and 2004 by charges of $609,000 and $1,021,000, respectively, for obsolete inventory at two locations. The Company continues to experience underutilized capacity which, due to the fixed nature of many of the Company’s costs, continues to negatively impact margins. Finally, pension costs decreased $247,000, to $480,000 in fiscal 2005 from $727,000 in fiscal 2004. This decrease in pension costs was due to an increase in the expected return on pension assets and reduced amortization costs related to unrecognized actuarial losses. The majority of pension costs are charged to cost of goods sold. Spartronics Vietnam officially began operations in May 2005. Included in fiscal 2005 results were the operations from the Company’s new Vietnam facility, which startup adversely impacted gross margin by $1,600,000. These results are not expected to continue, as fiscal 2006 will reflect a full year of sales and a reduction in startup related costs.
The lowered selling and administrative expenses are primarily the result of decreased bid and proposal and research and development expenses for fiscal 2005, which were approximately $2 million below the same period last year. These cost reductions are not indicative of reduced bid and proposal activity, but primarily the result of a one time sonobuoy engineering project in fiscal 2004 which has been completed.
Operating income also includes charges related to the New Mexico environmental remediation effort, principally legal fees, of $424,000 in fiscal 2005 and $321,000 in fiscal 2004. In addition, fiscal 2005 includes $5,455,000 (pre-tax) of income related to the Company’s settlement with previous insurance carriers, which reflects a recovery of a portion of past costs the Company incurred in its investigation and site remediation of its Coors Road facility. These EPA charges and income are more fully discussed in Note 9 to the Consolidated Financial Statements included in Item 8. Net gain on sale of property, plant and equipment in fiscal 2005 includes a gain of $397,000 on the sale of a warehouse in DeLeon Springs, Florida. Fiscal 2004 includes a gain of $844,000 related to the disposal of the Rio Rancho plant, which was replaced by the current Albuquerque, New Mexico facility.
In the fourth quarter of fiscal 2005, the Company also settled negotiations with a Canadian customer for past costs and inventory. This settlement resulted in the receipt of approximately $1 million cash, with a loss recognized of approximately $347,000. Most of this inventory had previously been carried as a long-term asset in the Company’s balance sheet.
Interest and investment income increased $175,000 to $892,000 in fiscal 2005. This increase was due to increased funds available for investment and improved investment rates. Investment securities are more fully described in Note 3 to the Consolidated Financial Statements included in Item 8. Other income (expense)-net was $221,000 and $(604,000) in fiscal 2005 and 2004, respectively. Other-net in fiscal 2004 includes $598,000 of costs related to an insurance adjustment for the Company’s previously owned automotive segment. These charges were for a previously disputed claim, which has been settled. Other-net in fiscal 2005 and 2004 includes $228,000 and $5,000, respectively, of net translation and transaction gains.
Equity investment loss was $15,000 in fiscal 2005, compared to income of $14,000 in fiscal 2004. Included in the equity investments is the Company’s investment in Cybernet Systems Corporation (Cybernet), representing a 14% ownership interest, which was acquired in June 1999.
The Company’s effective tax rate for fiscal 2005 was 29%, compared to the statutory U.S. federal tax rate of 34%. A complete discussion of the elements of the tax provision is contained in Note 7 to the Consolidated Financial Statements included in Item 8. After provision for applicable income taxes, the Company reported a net profit of $8,112,000 ($0.92 per share; $0.91 diluted) in fiscal 2005, compared to a net loss of $2,043,000 ($0.23 per share; basic and diluted) in fiscal 2004.
Sparton Corporation 2005 Annual Report    12

FISCAL 2004 COMPARED TO FISCAL 2003

	2004		2003
	Sales	% of Total	Sales	% of Total	% Change

Government	$44,808,000	28%	$50,473,000	30%	(11)%
Industrial/Other	39,856,000	25	55,870,000	33	(29)
Aerospace	58,403,000	36	44,762,000	26	30
Medical/Scientific Instrumentation	17,937,000	11	18,756,000	11	(4)

Totals	$161,004,000	100%	$169,861,000	100%	(5)%

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
The following table presents consolidated income statement data as a percentage of net sales for the years ended June 30, 2004 and 2003, respectively.

	2004	2003

Net sales	100.0%	100.0%
Costs of goods sold	94.2	88.7

Gross profit	5.8	11.3

Selling and administrative	8.8	7.7
EPA related (income) expense — net environmental remediation	0.2	(3.1)
Net gain on sale of property, plant and equipment	(0.5)	—

Operating income (loss)	(2.7)	6.7

Interest and investment income	0.4	0.4
Equity income (loss) in investment	—	—
Other income (expense) — net	(0.3)	0.1

Income (loss) before income taxes	(2.6)	7.2
Provision (credit) for income taxes	(1.3)	1.9

Net income (loss)	(1.3)%	5.3%

An operating loss of $4,307,000 and an operating profit $11,335,000 were reported for the fiscal years ended June 30, 2004 and 2003, respectively. Fiscal 2004’s gross margin declined to 5.8%. Margins on government programs improved as the Company concluded production of several problem plagued sonobuoy contracts during 2003. However, an engineering redesign on an existing proprietary product line in 2004 resulted in charges of $519,000, of which $496,000 occurred during the first quarter of 2004. Gross margin was further reduced in the fourth quarter of 2004 by a charge of $1,021,000 for obsolete inventory at two locations. The inventory involved was previously used in the production of certain proprietary products. Based upon the recent evaluation of these products, and their decreased demand and changes in product specifications, the inventory was deemed excess or obsolete. In addition, pension costs increased due to a lower than expected return on pension assets, and a current year amortization charge relating to the plan’s unrecognized actuarial loss which had substantially increased over the prior two years. The majority of pension costs, $727,000 in 2004 and $128,000 in 2003, were charged to cost of goods sold. Finally, several programs were in start-up mode during 2004 and contributed minimal or negative margins. Given the on-going reduced level of sales, the Company continued to experience underutilized capacity, which due to the fixed nature of many of the Company’s costs continued to negatively impact margins. Selling and administrative expenses as a percentage of sales (8.8% in 2004 and 7.7% in 2003) increased slightly from 2003 as the Company increased research and development activities primarily related to government contracts. Unreimbursed research and development
Sparton Corporation 2005 Annual Report    13

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
Interest and investment income increased $52,000 to $717,000 in 2004. Investment securities are more fully described in Note 3 to the Consolidated Financial Statements included in Item 8. Other income (expense)-net was $(604,000) and $262,000 in 2004 and 2003, respectively. Other-net includes $598,000 and $181,000 of costs related to an insurance adjustment for the Company’s previously owned automotive segment in 2004 and 2003, respectively. These charges were for a previously disputed claim, which has been settled. Other-net in 2003 also includes $440,000 of net transaction and translation gains relating to the Company’s Canadian subsidiary as a result of the stronger Canadian dollar in fiscal 2003, primarily in the fourth quarter. Other-net in 2004 included $5,000 of net transaction and translation gains.
Equity investment income was $14,000 in fiscal 2004, compared to a loss of $28,000 in 2003. The Company’s investment in Cybernet Systems Corporation (Cybernet) represents a 14% ownership interest, which was acquired in June 1999.
The Company’s effective tax rate (credit) for fiscal 2004 was (51%), compared to the statutory U.S. federal tax rate of 34%. The favorable tax rate (credit) was principally attributable to utilization of a net operating loss carryover related to the Company’s Canadian facility. Because a valuation allowance was previously recorded for 100% of the Canadian facility’s net operating loss carryover, no income tax expense was reflected relating to its fiscal 2004 pre-tax income. This increased the effective tax rate (credit) by 11%. With this change in the effective tax rate, a tax credit of $471,000 was recognized in the fourth quarter. The tax credit of $471,000 included an approximately $989,000 credit reflecting the change in effective tax rates on results through the third quarter and $518,000 of expense attributable to the profits of the fourth quarter. The effective tax rate used in earlier periods of fiscal 2004 was based on assumptions regarding activity that was anticipated to occur in the fourth quarter, which did not materialize. In addition, the significant impact from the higher than expected Canadian facility’s profitability was not anticipated. The combination of these two factors in the fourth quarter, and the final tax provision calculation, greatly affected the final tax benefit in the fourth quarter in a manner not previously anticipated. After provision for applicable income taxes as discussed in Note 7 to the Consolidated Financial Statements included in Item 8, the Company reported a net loss of $2,043,000 ($0.23 per share, basic and diluted) in fiscal 2004, compared to net income of $8,992,000 ($1.03 per share; $1.02 diluted) in fiscal 2003. Fiscal 2003 includes income related to the EPA settlement of $5,500,000 ($3,630,000 net of tax).
Sparton Corporation 2005 Annual Report    14

LIQUIDITY AND CAPITAL RESOURCES
The primary source of liquidity and capital resources has historically been from operations. Short-term credit facilities have been used in the past, but not in recent years. Certain government contracts provide for interim progress billings based on costs incurred. These progress billings reduce the amount of cash that would otherwise be required during the performance of these contracts. As the volume of U.S. defense-related contract work declines, so has the relative importance of progress billings as a liquidity resource. At the present time, the Company plans on using its investment securities to provide working capital and to strategically invest in additional property, plant and equipment to accommodate growth. Growth is expected to be achieved through internal expansion and/or acquisition or joint venture.
For the fiscal year ended June 30, 2005, cash and cash equivalents decreased $1,452,000 to $9,368,000. Operating activities provided $6,547,000, $1,028,000 and $13,802,000 in fiscal 2005, 2004 and 2003, respectively, in net cash flows. The primary source of cash in 2005 was from operations, after reduction for the non-cash income related to a legal settlement, plus the increase in accounts payable and other accruals. Partially offsetting this was an increase in accounts receivable reflecting higher government sales in June. The legal settlement resulted in the Company’s recognition of $5,455,000 of income, the receipt of which occurred in July 2005. The primary source of cash in fiscal 2004, which reflected a net loss, was from collection of accounts receivable, while the primary source of cash in fiscal 2003 was from operations. The fiscal 2004 decrease in accounts receivable was reflective of the receipt of payments for the large volume of sales recognized in June 2003. The change in cash flow related to inventory and prepaid expenses from fiscal 2004 was reflective of a large increase at June 30, 2004, of inventory due to delayed customer delivery schedules, as well as increased inventory for new customer contracts. Inventory levels at June 30, 2005, reflect a decrease in inventory, as these customers’ schedules were no longer delayed, as well as the start of several new customer contracts. In fiscal 2005 and 2003 the increase in accounts payable and accrued liabilities was primarily due to income taxes payable. In fiscal 2004, the Company, due to its loss position, recognized an income tax receivable. Fiscal 2005 cash flow from operations also includes an “other” net reduction of $1,185,000 including two separate transactions. The first, reflecting a reduction in operating cash flow, relates to a claim for an amount due of $2,397,000 from a vendor related to defective circuit boards, the resolution of which the Company is currently pursuing with the board’s manufacturer. This amount, reflecting prior accounts receivable and inventory and associated expenses, is included in other long-term assets. The second, reflecting an increase in operating cash flow, includes a $1,212,000 settlement and collection from a customer for past costs and inventory which, due to the age of the claim, had been included in other long-term assets.
Cash flows used by investing activities totaled $8,300,000, $808,000 and $11,942,000 in fiscal 2005, 2004 and 2003, respectively. Cash was primarily used for the purchase of property, plant and equipment, which is discussed below, with additional amounts used to purchase investment securities. The purchase of, and proceeds from the sale and maturities of, investment securities are generally reflective of activity within the various investment options, with the net purchases position representing the investment of excess cash generated from operations in fiscal 2005 and 2003. In fiscal 2004, net proceeds from the sale and maturities of investments were also used to fund purchases of property, plant and equipment. The level of purchases of property, plant and equipment experienced in fiscal 2005 and 2004 is not expected to continue.
Cash flows provided by financing activities were $300,000, $39,000 and $14,000 in fiscal 2005, 2004 and 2003, respectively, primarily from the exercise of stock options. At its August 2005 meeting, the Company’s Board of Directors approved a $0.10 per share cash dividend. The implementation of a stock repurchase program was also approved to repurchase up to $4 million of shares of Sparton stock. The combination of these two activities should not exceed $5 million over the next 24 months.
Historically, the Company’s market risk exposure to foreign currency exchange and interest rates on third party receivables and payables has not been considered to be material, principally due to their short-term nature and the minimal amount of receivables and payables designated in foreign currency. However, due to the recent strengthened Canadian dollar, the impact of transaction and translation gains on intercompany activity and balances has increased. If the exchange rate were to materially change, the Company’s financial position could be significantly affected. The Company has had no short-term bank debt since December 1996, and currently has an unused informal line of credit totaling $20 million.
At June 30, 2005 and 2004, the aggregate government funded EMS backlog was approximately $42 million and $41 million, respectively. A majority of the June 30, 2005, backlog is expected to be realized in the next 12-15 months. Commercial EMS orders are not included in the backlog. The Company does not believe the amount of commercial activity covered by firm purchase orders is a meaningful measure of future sales, as such orders may be rescheduled or cancelled without significant penalty.
Construction of the Company’s new plant in Vietnam has been completed. Prototype product has been completed and regular production began in May 2005. This new facility is anticipated to provide increased growth opportunities for the Company, in current as well as new markets. As the Company has not previously done business in this emerging market,
Sparton Corporation 2005 Annual Report    15

there are many uncertainties and risks inherent in this venture. To date, the Company’s total investment approximates $6 million, which includes land, building, and initial operating expenses, with approximately $3 million having been expended for the construction of the new facility, primarily in fiscal 2005. The new company operates under the name Spartronics. The Company is also continuing a program of identifying and evaluating potential acquisition candidates in both the defense and medical markets.
The Company purchased a manufacturing facility in Albuquerque, New Mexico in December 2003 for approximately $4.5 million. This facility replaced an existing plant in Rio Rancho, New Mexico. The costs of remodeling and facility upgrades totaled approximately $2 million and were incurred, primarily in 2005, as the Company transitioned between facilities. The Rio Rancho plant was sold in June 2004 for approximately $1.7 million ($1.6 million after expenses related to the sale), resulting in a $844,000 gain. The Company leased the Rio Rancho facility until the transition to the new facility was completed in December 2004. The new facility is expected to provide economic benefits by providing higher technical capabilities and more efficient manufacturing space.
No cash dividends were declared in any of the periods presented. In November 2004, the Company approved a 5% stock dividend. This dividend was distributed December 15, 2004, to shareowners of record on November 23, 2004. At June 30, 2005, the Company had $97,172,000 in shareowners’ equity ($11.00 per share), $75,503,000 in working capital, and a 3.89:1.00 working capital ratio. The Company believes it has sufficient liquidity for its anticipated needs over the next 12-18 months, unless a significant business acquisition is identified and completed for cash.
CONTRACTUAL OBLIGATIONS
The Company’s current obligations, which are due within twelve months, for the payment of accounts payable, accruals, and other liabilities totaled $26,100,000, and includes the $634,000 current portion of the environmental liability and $397,000 of the standby letters of credit, at June 30, 2005. These are reflected in the Consolidated Balance Sheets included in Item 8. The following tables summarize the Company’s significant contractual obligations and other commercial commitments as of June 30, 2005:

	Payments due by Fiscal Period
Contractual Obligations:	Total	2006	2007	2008	2009	2010	Thereafter

Operating leases	$13,531,000	$4,627,000	$3,641,000	$2,859,000	$1,946,000	$458,000	$—
Environmental liabilities	6,819,000	634,000	277,000	277,000	312,000	277,000	5,042,000
Noncancelable purchase orders	9,884,000	9,839,000	45,000	—	—	—	—

Total	$30,234,000	$15,100,000	$3,963,000	$3,136,000	$2,258,000	$735,000	$5,042,000

	Amount of Commitment by Fiscal Expiration Period
Other Commercial Commitments:	Total	2006	2007	2008	2009	2010	Thereafter

Standby letters of credit	$1,009,000	$857,000	$152,000	—	—	—	—

Operating leases — See Note 8 to the Consolidated Financial Statements included in Item 8 of this report for further discussion of operating leases.
Environmental liabilities — See Note 9 to the Consolidated Financial Statements included in Item 8 of this report for a description of the accrual for environmental remediation. Of the $6,819,000 total accrued, $634,000 is classified as a current liability and $6,185,000 is classified as a long-term liability, both of which were included on the balance sheet as of June 30, 2005.
Noncancelable purchase orders — Orders the Company has placed with suppliers that are subject to quality and performance requirements.
Standby letters of credit — The Company has standby letters of credit outstanding aggregating approximately $1,009,000 at June 30, 2005, principally to support self-insured programs and certain foreign contracts. Approximately $397,000 of the potential liabilities related to these letters of credit are reflected as accrued liabilities in the Company’s financial statements.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported as assets, liabilities,
Sparton Corporation 2005 Annual Report    16

revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are regularly evaluated and are based on historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. The Company believes that of its significant accounting policies (as discussed in Note 1 included to the Consolidated Financial Statements, which is included in Item 8), the following involve a higher degree of judgement and complexity.
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
Sparton Corporation 2005 Annual Report    17

factors. Although the Company does not generally require collateral, cash in advance or letters of credit may be required from customers in certain circumstances, including some foreign customers. When management determines that it is probable that an account will not be collected, it is charged against the allowance for possible losses. The Company reviews the adequacy of its allowance monthly. The allowance for doubtful accounts was $6,000 and $46,000 at June 30, 2005 and 2004, respectively. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Given the Company’s significant balance of government receivables and letters of credit from foreign customers, collection risk is considered minimal. Historically, uncollectible accounts have generally been insignificant and the minimal allowance is deemed adequate.
Pension Obligations
The Company calculates the cost of providing pension benefits under the provisions of Statement of Financial Accounting Standards (SFAS) No. 87. The key assumptions required within the provisions of SFAS No. 87 are used in making these calculations. The most significant of these assumptions are the discount rate used to value the future obligations and the expected return on pension plan assets. The discount rate is consistent with market interest rates on high-quality, fixed income investments. The expected return on assets is based on long-term returns and assets held by the plan, which is influenced by historical averages. If actual interest rates and returns on plan assets materially differ from the assumptions, future adjustments to the financial statements would be required. While changes in these assumptions can have a significant effect on the pension benefit obligation and the unrecognized gain or loss accounts disclosed in the Notes to the Financial Statements, the effect of changes in these assumptions is not expected to have the same relative effect on net periodic pension expense in the near term. While these assumptions may change in the future based on changes in long-term interest rates and market conditions, there are no known expected changes in these assumptions as of June 30, 2005. As indicated above, to the extent the assumptions differ from actual results, there would be a future impact on the financial statements. The extent to which this will result in future expense is not determinable at this time as it will depend upon a number of variables, including trends in interest rates and the actual return on plan assets. During the quarter ended March 31, 2005, the annual actuarial valuation of the pension plan was completed. Based on this valuation, net periodic pension expense for fiscal 2005 was determined to be $480,000, versus the prior year’s expense of $727,000. The components of net periodic pension expense are detailed in Note 6 to the Consolidated Financial Statements included in Item 8 of this report. No cash payments are expected to be required for the next several years due to the plan’s funded status.
OTHER
Litigation
One of Sparton’s facilities, located in Albuquerque, New Mexico, has been the subject of ongoing investigations conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). The investigation began in the early 1980’s and involved a review of onsite and offsite environmental impacts.
At June 30, 2005, Sparton has accrued $6,819,000 as its estimate of the future undiscounted minimum financial liability with respect to this matter. The Company’s cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred, and is anticipated to cover approximately the next 25 years. The Company’s estimate includes equipment and operating costs for onsite and offsite operations and is based on existing methodology. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally, a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. It is possible that cash flows and results of operations could be affected significantly by the impact of the ultimate resolution of this contingency.
Some of the printed circuit boards supplied to the Company for aerospace sales have been discovered to be defective. The defect occurred during production at the board manufacturer’s facility, prior to shipment to Sparton for further processing. All of the lots involved have yet to be identified and Sparton, the board manufacturer, and our customer who received the defective boards are working to contain the defective boards. While investigations are underway, $2.4 million of related product and associated expenses have been classified in Sparton’s balance sheet within other long-term assets as of June 30, 2005. As of this date, Sparton has made a demand on the board manufacturer for reimbursement of all costs and expenses incurred, and the parties are engaged in discussions regarding the resolution of Sparton’s claim. The likelihood that the claim will be resolved and the extent of Sparton’s exposure, if any, is unknown at this time, thus no loss contingency has been established at June 30, 2005.
Sparton is currently involved with a legal action, which is disclosed in Part I – “Legal Proceedings”, Item 3 of this report. At this time, the Company is unable to predict the outcome of this claim.
Sparton Corporation 2005 Annual Report    18

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk
MARKET RISK EXPOSURE
The Company manufactures its products in the United States and Canada, and most recently in Vietnam. Sales are to the U.S. and Canada, as well as other foreign markets. The Company is potentially subject to foreign currency exchange rate risk relating to intercompany activity and balances and to receipts from customers and payments to suppliers in foreign currencies. Also, adjustments related to the translation of the Company’s Canadian and Vietnamese financial statements into U.S. dollars are included in current earnings. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in the domestic and foreign markets in which the Company operates. However, minimal third party receivables and payables are denominated in foreign currency and the related market risk exposure is considered to be immaterial. Historically, foreign currency gains and losses related to intercompany activity and balances have not been significant. However, due to the recent strengthened Canadian dollar, the impact of transaction and translation gains has increased. If the exchange rate were to materially change, the Company’s financial position could be significantly affected.
The Company has financial instruments that are subject to interest rate risk, principally short-term investments. Historically, the Company has not experienced material gains or losses due to such interest rate changes. Based on the current holdings of short-term investments, the interest rate risk is not considered to be material.
Sparton Corporation 2005 Annual Report    19

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of Sparton Corporation
We have audited the accompanying consolidated balance sheets of Sparton Corporation and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of income, shareowners’ equity and cash flows for each of the three years in the period ended June 30, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sparton Corporation and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule presents fairly in all material respects the information set forth therein.

Grand Rapids, Michigan
August 17, 2005
Sparton Corporation 2005 Annual Report    20

SPARTON CORPORATION & SUBSIDIARIES
Consolidated Balance Sheets

	June 30,
	2005	2004

ASSETS

Current assets:
Cash and cash equivalents	$9,368,120	$10,820,461
Investment securities (Note 3)	20,659,621	18,641,792
Accounts receivable:
Trade, less allowance of $6,000 ($46,000 in 2004)	19,796,336	15,099,705
U.S. and foreign governments	6,208,609	6,167,754
Environmental settlement (Note 9)	5,455,000	—
Income taxes recoverable	—	559,706
Inventories (Note 4)	36,847,385	37,210,259
Deferred taxes (Note 7)	2,640,561	2,130,387
Prepaid expenses	631,132	728,629

Total current assets	101,606,764	91,358,693

Pension asset (Note 6)	4,968,507	5,448,968
Other assets (Notes 3 and 7)	6,454,526	5,570,773

Property, plant and equipment:
Land and land improvements	3,160,368	1,655,927
Buildings and building equipment	19,145,258	12,353,228
Machinery and equipment	21,276,316	19,448,800
Construction in progress	497,392	4,789,533

	44,079,334	38,247,488
Less accumulated depreciation	(27,648,345)	(26,206,426)

Net property, plant and equipment	16,430,989	12,041,062

Total assets	$129,460,786	$114,419,496

LIABILITIES AND SHAREOWNERS’ EQUITY

Current liabilities:
Accounts payable	$12,694,057	$10,052,854
Salaries and wages	4,435,089	3,387,490
Accrued health benefits	1,041,850	1,044,810
Other accrued liabilities	5,518,920	4,526,234
Income taxes payable	2,414,294	—

Total current liabilities	26,104,210	19,011,388

Environmental remediation — noncurrent portion (Note 9)	6,184,590	6,542,009

Commitments and contingencies (Note 9)

Shareowners’ Equity (Note 5):
Preferred stock, no par value; 200,000 shares authorized, none outstanding	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 8,830,428 shares outstanding (8,351,538 at June 30, 2004)	11,038,035	10,439,423
Capital in excess of par value	10,558,757	7,134,149
Accumulated other comprehensive income (loss) (Note 2)	(44,198)	62,368
Retained earnings	75,619,392	71,230,159

Total shareowners’ equity	97,171,986	88,866,099

Total liabilities and shareowners’ equity	$129,460,786	$114,419,496

See accompanying notes to financial statements.
Sparton Corporation 2005 Annual Report    21

SPARTON CORPORATION & SUBSIDIARIES
Consolidated Statements of Income

	Year ended June 30,
	2005	2004	2003

Net sales	$167,156,809	$161,003,942	$169,861,287
Costs of goods sold	149,048,308	151,642,234	150,659,969

	18,108,501	9,361,708	19,201,318

Selling and administrative	13,229,728	14,207,745	13,106,991
EPA related — net environmental remediation (Note 9)	(5,031,079)	320,622	(5,240,305)
Net gain on sale of property, plant and equipment	(354,413)	(859,300)	—

	7,844,236	13,669,067	7,866,686

Operating income (loss)	10,264,265	(4,307,359)	11,334,632

Other income (expense):
Interest and investment income	891,672	717,033	664,835
Equity income (loss) in investment (Note 3)	(15,000)	14,000	(28,000)
Other — net	221,221	(604,171)	261,805

	1,097,893	126,862	898,640

Income (loss) before income taxes	11,362,158	(4,180,497)	12,233,272
Provision (credit) for income taxes (Note 7)	3,250,000	(2,137,000)	3,241,000

Net income (loss)	$8,112,158	$(2,043,497)	$8,992,272

Earnings (loss) per share — basic	$0.92	$(0.23)	$1.03

Earnings (loss) per share — diluted	$0.91	$(0.23)	$1.02

See accompanying notes to financial statements.
Sparton Corporation 2005 Annual Report    22

SPARTON CORPORATION & SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year ended June 30,
	2005	2004	2003

Operating Activities:

Net income (loss)	$8,112,158	$(2,043,497)	$8,992,272
Add (deduct) noncash items:
Depreciation, amortization and accretion	1,725,901	1,764,945	1,669,808
Deferred income taxes	135,000	(1,089,000)	251,000
Environmental settlement	(5,455,000)	—	(1,000,000)
Loss on sale of investment securities	61,595	58,308	—
Equity (income) loss in investment	15,000	(14,000)	28,000
Change in pension asset	480,461	727,117	128,032
Gain on sale of property, plant and equipment	(354,413)	(859,300)	—
Stock awarded	—	—	15,800
Other, primarily changes in customer and vendor claims	(1,185,400)	—	1,080
Add (deduct) changes in operating assets and liabilities:
Accounts receivable	(4,737,486)	7,969,445	(9,533,507)
Income taxes recoverable	559,706	(559,706)	1,055,965
Inventories and prepaid expenses	460,371	(5,633,946)	8,135,175
Accounts payable, salaries and wages, accrued liabilities and income taxes	6,729,069	707,733	4,058,833

Net cash provided by operations	6,546,962	1,028,099	13,802,458

Investing Activities:

Purchases of investment securities	(10,253,459)	(10,443,426)	(13,816,635)
Proceeds from sale of investment securities	6,315,400	12,062,005	1,866,340
Proceeds from maturity of investment securities	1,687,000	2,007,000	710,000
Purchases of property, plant and equipment	(6,228,188)	(6,111,035)	(732,542)
Proceeds from sale of property, plant and equipment	467,002	1,588,284	20,849
Other, principally noncurrent other assets	(287,353)	88,804	9,648

Net cash used by investing activities	(8,299,598)	(808,368)	(11,942,340)

Financing Activities:

Stock dividend — cash in lieu of fractional shares	(2,938)	(3,685)	(1,081)
Proceeds from the exercise of stock options	303,233	42,193	15,312

Net cash provided by financing activities	300,295	38,508	14,231

Increase (decrease) in cash and cash equivalents	(1,452,341)	258,239	1,874,349
Cash and cash equivalents at beginning of year	10,820,461	10,562,222	8,687,873

Cash and cash equivalents at end of year	$9,368,120	$10,820,461	$10,562,222

Supplemental disclosures of cash paid during the year:
Income taxes — net	$95,000	$244,000	$1,309,000

See accompanying notes to financial statements.
Sparton Corporation 2005 Annual Report    23

SPARTON CORPORATION & SUBSIDIARIES
Consolidated Statements of Shareowners’ Equity

				Accumulated other
			Capital	comprehensive
	Common Stock		in excess	income (loss)	Retained
	Shares	Amount	of par value	net of tax	earnings	Total

Balance at June 30, 2002	7,559,790	$9,449,738	$477,493	$(172,000)	$71,859,186	$81,614,417

Stock dividend	378,131	472,664	2,514,571		(2,988,316)	(1,081)
Stock awarded	2,000	2,500	13,300			15,800
Stock options exercised	3,750	4,687	10,625			15,312

Comprehensive income, net of tax:
Net income					8,992,272	8,992,272
Net unrealized gain on investment securities owned				399,069		399,069
Reclassification adjustment for net gain realized and reported in net income				(5,583)		(5,583)
Net unrealized gain on equity investment				138,000		138,000

Total comprehensive income						9,523,758

Balance at June 30, 2003	7,943,671	9,929,589	3,015,989	359,486	77,863,142	91,168,206

Stock dividend	397,039	496,299	4,089,502		(4,589,486)	(3,685)
Stock options exercised	10,828	13,535	28,658			42,193

Comprehensive loss, net of tax:
Net loss					(2,043,497)	(2,043,497)
Net unrealized loss on investment securities owned				(493,601)		(493,601)
Reclassification adjustment for net loss realized and reported in net loss				38,483		38,483
Net unrealized gain on equity investment				158,000		158,000

Total comprehensive loss						(2,340,615)

Balance at June 30, 2004	8,351,538	10,439,423	7,134,149	62,368	71,230,159	88,866,099

Stock dividend	417,507	521,883	3,198,104		(3,722,925)	(2,938)
Stock options exercised	61,383	76,729	226,504			303,233

Comprehensive income, net of tax:
Net income					8,112,158	8,112,158
Net unrealized loss on investment securities owned				(148,219)		(148,219)
Reclassification adjustment for net loss realized and reported in net income				40,653		40,653
Net unrealized gain on equity investment				1,000		1,000

Total comprehensive income						8,005,592

Balance at June 30, 2005	8,830,428	$11,038,035	$10,558,757	$(44,198)	$75,619,392	$97,171,986

See accompanying notes to financial statements.
Sparton Corporation 2005 Annual Report    24

SPARTON CORPORATION & SUBSIDIARIES
Notes to Financial Statements
1. SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation - The consolidated financial statements include the accounts of Sparton Corporation and subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions and accounts have been eliminated. Certain reclassifications of prior period amounts have been made to conform to the current presentation.
Operations - The Company provides design and electronic manufacturing services, which include a complete range of engineering, pre-manufacturing and post-manufacturing services. Capabilities range from product design and development through aftermarket support. All facilities are registered to ISO 9001, with most having additional certifications. The Company’s operations are in one line of business, electronic contract manufacturing services (EMS). Products and services include complete “Box Build” products for Original Equipment Manufacturers, microprocessor-based systems, transducers, printed circuit boards and assemblies, sensors and electromechanical devices. Markets served are in the medical/scientific instrumentation, aerospace, and other industries, with a focus on regulated markets. The Company also develops and manufactures sonobuoys, anti-submarine warfare (ASW) devices, used by the U.S. Navy and other free-world countries. Many of the physical and technical attributes in the production of sonobuoys are the same as those required in the production of the Company’s other electrical and electromechanical products and assemblies.
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
Accounts receivable, credit practices, and allowance for possible losses - Accounts receivable are customer obligations generally due under normal trade terms for the industry. Credit terms are granted and periodically revised based on evaluations of the customers’ financial condition. The Company performs ongoing credit evaluations of its customers and although the Company does not generally require collateral, letters of credit or cash advances may be required from customers in certain circumstances. Receivables from foreign customers are generally secured by letters of credit or cash advances.
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
Investment securities - Investments in debt securities that are not cash equivalents or marketable equity securities have been designated as available for sale. Those securities are reported at fair value, with net unrealized gains and losses included in accumulated other comprehensive income, net of applicable taxes. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses on investments are determined using the specific identification method. The Company’s investment in Cybernet Systems Corporation is accounted for under the equity method, as more fully described in Note 3.
Sparton Corporation 2005 Annual Report    25

Market risk exposure - The Company manufactures its products in the United States and Canada, and most recently in Vietnam. Sales of the Company’s products are in the U.S. and Canada, as well as other foreign markets. The Company is potentially subject to foreign currency exchange rate risk relating to intercompany activity and balances, receipts from customers, and payments to suppliers in foreign currencies. Also, adjustments related to the translation of the Company’s Canadian and Vietnamese financial statements into U.S. dollars are included in current earnings. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in the domestic and foreign markets in which the Company operates. However, minimal third party receivables and payables are denominated in foreign currency and the related market risk exposure is considered to be immaterial. Historically, foreign currency gains and losses related to intercompany activity and balances have not been significant. However, due to the recent strengthened Canadian dollar, the impact of transaction and translation gains has increased. If the exchange rate were to materially change, the Company’s financial position could be significantly affected.
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
Inventories are valued at the lower of cost (first-in, first-out basis) or market and include costs related to long-term contracts as disclosed in Note 4. Inventories, other than contract costs, are principally raw materials and supplies. The following are the major classifications of inventory at June 30:

	2005	2004

Raw materials	$23,463,000	$23,641,000
Work in process and finished goods	13,384,000	13,569,000

	$36,847,000	$37,210,000

Work in process and finished goods inventories include $1.0 and $4.3 million of sonobuoys at June 30, 2005 and 2004, respectively. Included in the sonobuoy inventory at June 30, 2004, was $3.1 million for foreign sonobuoy sales anticipated to ship in May 2004, that due to shipping complications, actually shipped in July 2004.
Property, plant, equipment and depreciation - Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided over estimated useful lives on accelerated methods, except for certain buildings, machinery and equipment with aggregate historical costs at June 30, 2005, of approximately $17,429,000 ($6,901,000 net book value), which are being depreciated on the straight-line method. Estimated useful lives generally range from 5 to 50 years for buildings and improvements, 3 to 16 years for machinery and equipment and 3 to 5 years for test equipment. For tax purposes, accelerated depreciation methods with minimum lives are utilized.
Long-lived assets - The Company reviews long-lived assets that are not held for sale for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is determined by comparing the carrying value of the assets to their estimated future undiscounted cash flows. If it is determined that an impairment of a long-lived asset has occurred, a current charge to income is recognized.
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
New accounting standards - In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock
Sparton Corporation 2005 Annual Report    26

Issued to Employees” (APB No. 25). The Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The Statement also establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. The Statement is effective for the Company beginning July 1, 2005, and is required to be adopted using a “modified prospective” method. Under the modified prospective method, the Statement applies to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the unvested portion of awards as of the effective date is required to be recognized as the awards vest after the effective date. The Company does not expect the requirements of this Statement will have a significant impact on its results of operations or financial position.
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
Recently, there have been official discussions and clarifications of certain provisions of FASB Statement No. 13, “Accounting for Leases”. The Company does not have any capital leases. All leases are operating leases, mainly for the lease of machinery and equipment, with monthly payments over a fixed term in equal, non-escalating amounts. These clarifications did not have any impact on the Company’s results of operations or financial position.
Treasury stock - The Company records treasury stock purchases at cost. In recording the Company’s treasury stock purchases, the excess of cost over par value is charged to capital in excess of par value based on the per share amount of capital in excess of par value for all shares, with the difference charged to retained earnings. There was no treasury stock held at June 30, 2005.
Stock options - The Company follows APB No. 25, and related Interpretations in accounting for its employee stock options. Under APB No. 25, no compensation expense is recognized as the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant. The Company follows the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”
Sparton Corporation 2005 Annual Report    27

The following sets forth a reconciliation of net income (loss) and earnings (loss) per share information for the fiscal years ended June 30, 2005, 2004 and 2003, as if the Company had recognized compensation expense based on the fair value at the grant date for awards under the plan.

	2005	2004	2003

Net income (loss), as reported	$8,112,158	$(2,043,497)	$8,992,272
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of tax	(175,140)	(186,480)	(125,664)

Pro forma net income (loss)	$7,937,018	$(2,229,977)	$8,866,608

Pro forma earnings (loss) per share:
Basic earnings (loss) per share — after stock dividends	$0.90	$(0.25)	$1.01

Diluted earnings (loss) per share — after stock dividends	$0.89	$(0.25)	$1.00

Earnings (loss) per share — Basic and diluted earnings (loss) per share were computed based on the following:

	2005	2004	2003

Basic — weighted average shares outstanding	8,790,325	8,762,615	8,756,631
Effect of dilutive stock options	119,756	—	93,238

Weighted average diluted shares outstanding	8,910,081	8,762,615	8,849,869

Basic earnings (loss) per share — after stock dividends	$0.92	$(0.23)	$1.03

Diluted earnings (loss) per share — after stock dividends	$0.91	$(0.23)	$1.02

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
All average outstanding shares and per share information have been restated to reflect the impact of the 5% stock dividends declared in January and October 2003 and November 2004. Due to the Company’s fiscal 2004 reported net loss, 136,172 share equivalents from stock options outstanding were excluded from the computation of diluted earnings per share for the fiscal year ended June 30, 2004, because their inclusion would have been anti-dilutive for the period. For fiscal 2005 and 2003 options to purchase 132,500 and 3,473 shares of common stock, respectively, were not included in the computation of diluted earnings per share because such option’s exercise prices were greater than the average market price of the Company’s common stock and, therefore, the effect would be anti-dilutive.
Research and development expenditures — There were no expenditures not funded by customers for research and development in fiscal 2005, compared to $1,756,000 in fiscal 2004 and $340,000 in fiscal 2003. These expenses were included in selling and administrative expenses. Customer funded R&D activities are included in costs of goods sold.
Foreign currency translation and transactions — For purposes of translating the financial statements of the Company’s Canadian and Vietnamese operations, the U.S. dollar is considered the functional currency. Related translation adjustments, along with gains and losses from foreign currency transactions, are included in current earnings and, in the aggregate, amounted to income of $228,000, $5,000 and $440,000 for the years ended June 30, 2005, 2004 and 2003, respectively.
Sparton Corporation 2005 Annual Report    28

2. COMPREHENSIVE INCOME (LOSS) — Comprehensive income (loss) includes net income as well as unrealized gains and losses, net of tax, which are excluded from net income. They are, however, reflected as a direct charge or credit to shareowners’ equity. Accumulated other comprehensive income (loss) is as follows as of June 30, 2005 and 2004, respectively:

	2005	2004

Accumulative other comprehensive income (loss), net of tax
Investment securities owned	$(91,000)	$16,000
Investment securities held by investee accounted for by the equity method	47,000	46,000

Accumulated other comprehensive income (loss)	$(44,000)	$62,000

3. INVESTMENT SECURITIES - Details of investment securities, which are classified as available-for-sale, as of June 30, 2005 and 2004, are as follows:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains / Losses		Fair Value

June 30, 2005:
Debt securities:
Corporate — primarily U.S.	$4,704,000	$9,000	$(55,000)	$4,658,000
U.S. government and federal agency	7,432,000	12,000	(50,000)	7,394,000
State and municipal	4,412,000	28,000	(46,000)	4,394,000
Bond fund	4,257,000	—	(43,000)	4,214,000

Total investment securities	$20,805,000	$49,000	$(194,000)	$20,660,000

June 30, 2004:
Debt securities:
Corporate — primarily U.S.	$5,622,000	$57,000	$(20,000)	$5,659,000
U.S. government and federal agency	8,480,000	31,000	(56,000)	8,455,000
State and municipal	4,513,000	45,000	(30,000)	4,528,000

Total investment securities	$18,615,000	$133,000	$(106,000)	$18,642,000

The Company does not believe there are any significant individual unrealized losses as of June 30, 2005, which would represent other-than-temporary losses and unrealized losses which have existed for one year or more. A daily market exists for all of the investment securities. The Company believes that the impact of fluctuations in interest rates on its investment portfolio should not have a material impact on its financial position or results of operations. It is the Company’s intention to use these investment securities to provide working capital, fund the expansion of its business and for other business purposes. The contractual maturities of debt securities as of June 30, 2005, are as follows:

	Years
Debt securities:	Within 1	1 to 5	5 to 10	Over 10	Total

Corporate — primarily U.S.	$686,000	$3,625,000	$148,000	$199,000	$4,658,000
U.S. government and federal agency	858,000	2,690,000	1,883,000	1,963,000	7,394,000
State and municipal	974,000	2,700,000	720,000	—	4,394,000
Bond fund	4,214,000	—	—	—	4,214,000

Total debt securities	$6,732,000	$9,015,000	$2,751,000	$2,162,000	$20,660,000

For the years ended June 30, 2005, 2004, and 2003, the Company had purchases of investment securities totaling $10,253,000, $10,443,000, and $13,817,000, and proceeds from investment securities sales totaling $6,315,000, $12,062,000, and $1,866,000, respectively. Gross realized gains and losses from sales of investment securities in 2005 amounted to $15,000 and $77,000, respectively. Gross realized gains and losses in 2004 amounted to $152,000 and $210,000, respectively.
In June 1999, the Company purchased a 14% interest (12% on a fully diluted basis) in Cybernet Systems Corporation (Cybernet) for $3,000,000. Cybernet is a privately owned developer of hardware, software, next-generation network computing, and robotics products. It is located in Ann Arbor, Michigan. The investment is accounted for under the equity method and is included in other assets on the balance sheet. At June 30, 2005 and 2004, the Company’s investment in Cybernet amounted to $1,656,000 and $1,677,000, respectively, representing its equity interest in Cybernet’s net assets plus $770,000 of goodwill (no longer being amortized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”). The
Sparton Corporation 2005 Annual Report    29

Company believes that the equity method is appropriate given Sparton’s level of involvement in Cybernet. Prior to June 2002, Sparton accounted for its Cybernet investment using the cost method, which reflected a more passive involvement with Cybernet’s operations. Sparton’s current President and CEO is one of three Cybernet Board members, and as part of that position is actively involved in Cybernet’s oversight and operations. In addition, he has a strategic management relationship with the owners, who are also the other two board members, resulting in his additional involvement in pursuing areas of common interest for both Cybernet and Sparton. The use of the equity method requires Sparton to record its share of Cybernet’s income or loss in earnings (“Equity income (loss) in investment”) in Sparton’s income statements with a corresponding increase or decrease in the investment account (“Other assets”) in Sparton’s balance sheets. In addition, Sparton’s share of unrealized gains (losses) on available-for-sale securities held by Cybernet, is carried in accumulated other comprehensive income (loss) within the shareowners’ equity section of Sparton Corporation’s balance sheets. The unrealized gains (losses) on available-for-sale securities reflect Cybernet’s investment in Immersion Corporation, a publicly traded company, as well as other investments.
4. LONG-TERM CONTRACTS - Government contracts allow for progress billings, against inventory purchased by the Company, to be submitted for payment throughout the performance of the job. Inventories include costs related to long-term contracts of approximately $7,825,000 and $8,506,000 at June 30, 2005 and 2004, respectively, reduced by progress billings to the U.S. government of approximately $5,649,000 and $2,125,000, respectively.
5. STOCK OPTIONS - The Company has an incentive stock option plan under which 878,215 common shares, 760,000 original shares adjusted by 118,215 shares for the declaration of stock dividends, were reserved for option grants to key employees and directors at the fair market value of the stock at the date of the grant. This plan, approved by shareowners in October 2001, amended and restated a previous plan approved in October 1999. Under the plan, the options generally become exercisable cumulatively, beginning one year after the date granted, in four equal annual installments. The options generally terminate five years after the date of grant, however, a small number of options terminate in ten years. Information on options is as follows:

	Shares	Weighted Average
	Under Option	Exercise Price

Outstanding at June 30, 2002	515,722	$5.22
Granted	148,451	7.27
Exercised	(3,750)	4.08
Cancelled	(59,629)	5.45

Outstanding at June 30, 2003	600,794	5.72
Granted	2,835	8.88
Exercised	(10,828)	3.90
Cancelled	(4,745)	6.19

Outstanding at June 30, 2004	588,056	5.79
Granted	154,600	9.44
Exercised	(61,383)	4.94
Cancelled	(6,031)	6.54

Outstanding at June 30, 2005	675,242	$6.70

As of June 30, 2005, there were 675,242 shares under option outstanding with prices ranging from $3.57 to $9.45, a weighted average remaining contractual life of 3.75 years, and a weighted average exercise price of $6.70. The following table summarizes information about stock options outstanding and exercisable at June 30, 2005:

Options Outstanding				Options Exercisable
Range of		Wtd. Avg. Remaining	Wtd. Avg.		Wtd. Avg.
Exercise Prices	Number Outstanding	Contractual Life (years)	Exercise Price	Number Exercisable	Exercisable Price

$3.57 to $6.06	377,833	1.19	$5.34	377,833	$5.34
$6.26 to $9.45	297,409	6.99	8.42	71,059	7.30
Sparton Corporation 2005 Annual Report    30

Exercisable options and per share weighted average exercise prices were 448,892 and $5.65, 292,609 and $5.30, and 211,340 and $4.88, at June 30, 2005, 2004, and 2003, respectively. Remaining shares available for grant under the plan were 127,012 and 194,637 at June 30, 2005 and 2004, respectively.
Under SFAS No. 123, fair value was estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions for the options:

	2005	2004	2003

Expected option life	10	10	7
Expected volatility	33.3%	34.3%	35.0%
Risk-free interest rate	4.2	4.1	3.2
Cash dividend yield	0.0	0.0	0.0
Weighted average fair value	$4.84	$4.97	$3.01
6. EMPLOYEE RETIREMENT BENEFIT PLANS
Pension Benefits
Prior to March 31, 2000, the Company maintained a contributory defined benefit pension plan covering certain salaried and hourly employees. Pension benefits were based on years of credited service. Additional benefits were available to contributory participants based upon their years of contributory service and compensation.
Effective April 1, 2000, the Company amended its defined benefit retirement plan for U.S. employees to determine future benefits using a cash balance formula. On March 31, 2000, credited and contributory credited service under the plan’s previous formula were frozen and the benefit amount changed to be based on the final 5 years’ average compensation. Under the cash balance formula, each participant has an account which is credited yearly with 2% of their salary, as well as the interest earned on their previous year-end cash balance. In addition, a transition benefit was added to eliminate the shortfall in projected benefits that some eligible employees could experience. The Company’s policy is to fund the plan based upon legal requirements and tax regulations.
The Company’s investment policy is based on a review of the actuarial and funding characteristics of the plan. Capital market risk and return opportunities are also considered. The investment policy’s primary objective is to achieve a long-term rate of return sufficient to meet the actuarially determined funding requirements of the plan, as well as maintaining an asset level sufficient to meet the plan’s benefit obligations. A target allocation range between asset categories has been established to enable flexibility in investment, allowing for a better alignment between the long-term nature of pension plan liabilities, invested assets, and current and anticipated market returns on those assets. The weighted average expected long-term rate of return is based on a fourth quarter 2005 review of such rates.
Below is a summary of pension plan asset allocations, along with expected long-term rates of return as of June 30, 2005, by asset category. Equity securities include 369,397 and 351,807 shares of Sparton stock valued at $3,653,000 and $3,113,000 at June 30, 2005 and 2004, respectively. The increase in Sparton shares held in the pension plan was a result of the 5% dividend declared November 2004.

	Weighted Average Allocation			Weighted Average Expected
	Target	Actual		Long-Term Rate of Return
Asset Category:	2005	2005	2004

Equity securities	40 - 70%	75.3%	73.0%	9.7%
Fixed income securities	28 - 59	23.3	26.4	4.7
Cash and cash equivalents	1 - 2	1.4	0.6	3.8
The weighted average assumptions used to determine benefit obligations and net periodic benefit cost for 2005 and 2004 were as follows:

	Benefit Obligation		Benefit Cost
	2005	2004	2005	2004

Discount rate	5.75%	5.75%	5.75%	6.25%
Expected return on plan assets	7.50	7.50	7.50	7.50
Rate of compensation increase	4.50	4.50	4.50	5.00
Sparton Corporation 2005 Annual Report    31

Net periodic pension expense of $480,000, $727,000, and $128,000 was recognized in 2005, 2004 and 2003, respectively. The components of net periodic pension expense for each of these years were as follows:

	2005	2004	2003

Service cost	$549,000	$541,000	$476,000
Interest cost	663,000	674,000	706,000
Expected return on plan assets	(978,000)	(855,000)	(1,138,000)
Amortization of prior service cost	96,000	97,000	85,000
Amortization of transition asset	—	—	(1,000)
Amortization of unrecognized net actuarial loss	150,000	270,000	—

Net periodic pension expense	$480,000	$727,000	$128,000

The following tables summarize the changes in benefit obligations, plan assets and funding status of the plan at March 31, 2005 and 2004 (measurement dates):

	2005	2004

Change in prepaid benefit cost:
Prepaid benefit cost at fiscal year beginning	$5,449,000	$6,176,000
Net periodic cost for fiscal year	(480,000)	(727,000)

Prepaid benefit cost at fiscal year end	$4,969,000	$5,449,000

Change in projected benefit obligation:
Projected benefit obligation at prior measurement date	$12,630,000	$11,574,000
Service cost	549,000	541,000
Interest cost	663,000	674,000
Plan change	—	138,000
Actuarial losses	20,000	529,000
Benefits paid	(1,453,000)	(826,000)

Projected benefit obligation at current measurement date	$12,409,000	$12,630,000

Change in plan assets:
Fair value of plan assets at prior measurement date	$14,132,000	$12,426,000
Actual return on plan assets	601,000	2,532,000
Benefits paid	(1,453,000)	(826,000)

Fair value of plan assets at current measurement date	$13,280,000	$14,132,000

Reconciliation of funded status:
Projected benefit obligation	$(12,409,000)	$(12,630,000)
Fair value of assets	13,280,000	14,132,000

Funded status	871,000	1,502,000

Unrecognized prior service cost	713,000	810,000
Unrecognized net actuarial loss	3,385,000	3,137,000

Prepaid benefit cost	$4,969,000	$5,449,000

Expected benefit payments for the defined benefit plan are as follows: 2006 - $1,286,000; 2007 - $1,037,000; 2008 - $1,064,000; 2009 - $1,040,000; 2010 - $1,100,000; 2011 - 2015 - $5,744,000. The accumulated benefit obligation for the defined benefit plan was $11,364,000 and $11,394,000 at June 30, 2005 and 2004, respectively. No cash contributions to the plan were required or paid in 2005 due to its over funded status. Due to the over funded status of the plan, and current actuarial calculations and assumptions, no funding of the defined benefit plan is anticipated prior to 2008.
Sparton Corporation 2005 Annual Report    32

Defined Contribution Plan
Effective with the April 1, 2000, change in the defined benefit plan, the Company expanded an existing defined contribution plan to cover all U.S. based operating subsidiaries. Through December 31, 2001, the Company matched 50 percent of participants’ basic contributions of up to 5 percent of their wages, with the matching contribution consisting of cash. As of January 1, 2002, the matching contribution was increased to 50 percent of participants’ basic contributions of up to 6 percent of their wages, with the matching cash contributions directed to be invested in Sparton common stock. During fiscal year 2005, 81,320 shares of Sparton stock were purchased by the plan, through the public markets, using employer contributions. As of June 30, 2005, 280,798 shares of Sparton stock were held in the 401(K) plan. No employee contributions are allowed to be invested in Sparton stock. Amounts expensed under the plan were approximately $810,000, $826,000, and $773,000 for the years ended June 30, 2005, 2004 and 2003, respectively. As of June 30, 2005, plan assets totaled $16,296,000.
Canadian based salaried employees participate in a profit sharing program whereby the Company pays the greater of a) 8% of the net profits of the Canadian facility before taxes, but not greater than 8% of the total earnings of the members of the plan or b) 1% of the earnings of the participants in the plan. Canadian based hourly employees participate in a collectively bargained pension plan whereby the Company contributes $0.45 per hour, up to 2,080 hours, for each employee. For fiscal 2005, the Company expensed approximately $142,000 under the two plans.
7. INCOME TAXES — Significant components of the Company’s deferred tax assets and liabilities at June 30, 2005 and 2004, are as follows:

	2005	2004

Deferred tax assets:
Environmental remediation	$2,455,000	$2,591,000
Inventories	1,661,000	1,375,000
Canadian tax carryovers	821,000	1,138,000
Employment and compensation accruals	895,000	827,000
Equity investment	447,000	567,000
Charitable contribution carryover	—	203,000
Other	164,000	15,000

Total deferred tax assets	6,443,000	6,716,000
Less valuation allowances	(821,000)	(1,341,000)

	5,622,000	5,375,000
Deferred tax liabilities:
Pension asset	1,790,000	1,962,000
Property, plant and equipment	922,000	438,000

Total deferred tax liabilities	2,712,000	2,400,000

Net deferred tax assets	$2,910,000	$2,975,000

Deferred taxes are included in the balance sheets at June 30, 2005 and 2004, as follows:

	2005	2004

Deferred taxes	$2,640,000	$2,130,000
Other assets	270,000	845,000

	$2,910,000	$2,975,000

Income (loss) before income taxes consists of the following:

	2005	2004	2003

United States	$10,716,000	$(5,276,000)	$11,008,000
Canada	1,264,000	1,095,000	1,225,000
Vietnam	(618,000)	—	—

	$11,362,000	$(4,181,000)	$12,233,000

Sparton Corporation 2005 Annual Report    33

The provision (credit) for income taxes consists of:

	2005	2004	2003

Current:
United States	$2,922,000	$(1,048,000)	$2,919,000
State and local	193,000	—	71,000

	3,115,000	(1,048,000)	2,990,000
Deferred — United States	135,000	(1,089,000)	251,000

	$3,250,000	$(2,137,000)	$3,241,000

The consolidated effective income tax (credit) rate differs from the statutory U.S. federal tax rate for the following reasons and by the following percentages:

	2005	2004	2003

Statutory U.S. federal income tax (credit) rate	34.0%	(34.0)%	34.0%
Significant increases (reductions) resulting from:
Charitable contributions	(1.8)	(1.1)	(2.4)
Canadian tax loss carryovers	(4.0)	(11.0)	(3.9)
Foreign loss with no tax benefit	1.9	—	—
Tax benefit of foreign sales	(2.4)	(4.2)	(2.8)
State and local income taxes	1.8	(1.4)	0.6
Other	(0.9)	0.6	1.0

Effective income tax (credit) rate	28.6%	(51.1)%	26.5%

During fiscal 2002, Sparton donated land and facilities, with a net book value of $598,000, to the City of Flora, Illinois. This property, which had an appraised value of $1,515,000, had been used in Sparton’s discontinued automotive operations. The charitable contribution carryover was available to offset taxable income subject to limitations. Of the $1,515,000, $557,000 and $958,000 were utilized in fiscal 2005 and 2003, respectively. In addition, the Company’s newest operations in Vietnam, Spartronics, can benefit from a four-year tax holiday, with the possible extension to an eight-year tax holiday.
For Canadian income tax purposes approximately $1,363,000 of operating loss carryovers and $917,000 of scientific research and development expenditures carryovers were available at June 30, 2005, for carryover against income in future tax years. The operating loss carryovers expire as follows: $7,000 in 2006; $1,162,000 in 2007; $79,000 in 2008 and $115,000 in 2009. The scientific research and development expenditures have an unlimited carryover period. For financial reporting purposes, a valuation allowance of $821,000 has been established for the available Canadian carryovers at June 30, 2005.
8. LEASES — The Company leases a substantial portion of its production machinery, data processing equipment, and other equipment. Such leases, some of which are noncancelable and in many cases include purchase or renewal options, expire at various dates. Generally, the Company is responsible for maintenance, insurance and taxes relating to these leased assets. Rent expense under agreements accounted for as operating leases was $5,486,000 in fiscal 2005, $5,044,000 in fiscal 2004, and $4,756,000 in fiscal 2003. At June 30, 2005, future minimum lease payments for all noncancelable operating leases totaled $13,531,000, and are payable as follows: 2006 – $4,627,000; 2007 – $3,641,000; 2008 – $2,859,000; 2009 – $1,946,000; and 2010 – $458,000.
9. COMMITMENTS AND CONTINGENCIES — One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been the subject of ongoing investigations conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). The investigation began in the early 1980s and involved a review of onsite and offsite environmental impacts.
In December 1999, the Company increased its accrual for the cost of addressing environmental impacts associated with its Coors Road facility by $10,000,000 pre-tax. This increase to the accrual was in response to a Consent Decree settling lawsuits, as well as a related administrative enforcement action, and covered costs expected to be incurred over the next thirty years.
At June 30, 2005, Sparton has accrued $6,819,000 as its estimate of the minimum future undiscounted financial liability with respect to this matter, of which $634,000 is classified as a current liability and included on the balance sheet in accrued liabilities. The Company’s minimum cost estimate is based upon existing technology and excludes legal and related consulting costs. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements. Legal and related consulting costs are expensed as incurred.
Sparton Corporation 2005 Annual Report    34

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
During the first quarter of fiscal 2003, Sparton reached an agreement with the United States Department of Energy (DOE) and others to recover certain remediation costs. Under the settlement terms, Sparton received $4,850,000 from the DOE and others in fiscal 2003, plus an additional $1,000,000 in fiscal 2004. In addition, the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8,400,000 incurred at the site. The settlement concluded a very lengthy negotiation process and two court actions, one in the Federal Court of Claims and one in the Federal District Court in Albuquerque, New Mexico. With the settlement, Sparton received cash and gained some degree of risk protection, with the DOE agreeing to reimburse future costs incurred above the established level. The financial impact of the settlement was recorded in the first quarter of fiscal 2003. Most of the settlement proceeds (approximately $5,500,000) were recorded as operating income.
In 1995, Sparton Corporation and STI filed a Complaint in the Circuit Court of Cook County, Illinois, against Lumbermens Mutual Casualty Company and American Manufacturers Mutual Insurance Company demanding reimbursement of expenses incurred in connection with its remediation efforts at the Coors Road facility based on various primary and excess comprehensive general liability policies in effect between 1959 and 1975. In 1999, the Complaint was amended to add various other excess insurers, including certain London market insurers and Fireman’s Fund Insurance Company. In June 2005, Sparton reached an agreement under which Sparton would receive $5,455,000 in cash in July 2005. This agreement reflects a recovery of a portion of past costs the Company incurred in its investigation and site remediation efforts, which began in 1983, and was recorded as income in June of fiscal 2005. Included in current year charges against operating income related to the New Mexico environmental remediation effort, principally legal fees, was $424,000. Charges of $321,000 and $260,000 were included in 2004 and 2003, respectively.
In September 2002, STI filed an action in the U.S. District Court for the Eastern District of Michigan to recover certain unreimbursed costs incurred as a result of a manufacturing relationship with two entities, Util-Link, LLC (Util-Link) of Delaware and National Rural Telecommunications Cooperative (NRTC) of the District of Columbia. On or about October 21, 2002, the defendants filed a counterclaim seeking money damages, alleging that STI breached its duties in the manufacture of products for the defendants. The defendant NRTC asked for damages in the amount $20,000,000 for the loss of its investment in and loans to Util-Link. In addition, the defendant Util-Link had previously asked for damages in the amount of $25,000,000 for lost profits, which it no longer appears to be pursuing. Sparton has reviewed the respective claims and believes that the damages sought by NRTC were included in Util-Link’s claim for damages and, as such, were duplicative. Sparton believes the counterclaim to be without merit and intends to vigorously defend against it. These claims are now scheduled for a jury trial in Detroit, Michigan, in the September 2005 timeframe. At this time, the Company is unable to predict the outcome of this claim.
Some of the printed circuit boards supplied to the Company for aerospace sales have been discovered to be defective. The defect occurred during production at the board manufacturer’s facility, prior to shipment to Sparton for further processing. All of the lots involved have yet to be identified and Sparton, the board manufacturer, and our customer who received the defective boards are working to contain the defective boards. While investigations are underway, $2.4 million of related product and associated expenses have been classified in Sparton’s balance sheet within other long-term assets as of June 30, 2005. As of this date, Sparton has made a demand on the board manufacturer for reimbursement of all costs and expenses incurred, and the parties are engaged in discussions regarding the resolution of Sparton’s claim. The likelihood that the claim will be resolved and the extent of Sparton’s exposure, if any, is unknown at this time, thus no loss contingency has been established at June 30, 2005.
Sparton Corporation 2005 Annual Report    35

10. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) — The following unaudited information shows selected items by quarter for the years ended June 30, 2005 and 2004, respectively:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales:
2005	$45,188,315	$34,526,907	$41,561,001	$45,880,586
2004	36,424,801	33,239,772	43,566,394	47,772,975
Gross profit:
2005	$6,466,716	$3,476,373	$3,322,451	$4,842,961
2004	444,201	1,440,501	3,581,385	3,895,621
Net income (loss):
2005	$2,413,598	$452,641	$308,307	$4,937,612
2004	(2,180,489)	(1,516,246)	156,013	1,497,225
Earnings (loss) per share — basic:
2005	$0.28	$0.05	$0.04	$0.56
2004	(0.25)	(0.17)	0.02	0.17
Earnings (loss) per share — diluted:
2005	$0.28	$0.05	$0.03	$0.55
2004	(0.25)	(0.17)	0.02	0.17
Pre-tax income in the fourth quarter of 2005 was increased by $5.5 million, the result of the Company’s settlement with previous insurance carriers previously discussed. In addition, the Company also settled negotiations with a Canadian customer for past costs and inventory, which had been carried as a long-term asset, resulting in the receipt of approximately $1 million cash, with a loss recognized of approximately $400,000. Finally, approximately $600,000 of obsolete inventory was written off in the fourth quarter of fiscal 2005, compared to $1 million in fiscal 2004.
Pre-tax income in the fourth quarter of 2005 and 2004 included gains of $397,000 and $844,000, respectively. These gains reflect the sale of a warehouse in 2005 and the disposal of the Rio Rancho, New Mexico facility in 2004. The Rio Rancho facility was replaced by a new plant located in Albuquerque, New Mexico.
Translation adjustments for our Canadian and Vietnamese facilities, along with gains and losses from foreign currency transactions, are included in current earnings and, in the aggregate, amounted to an expense of $416,000 and $158,000, during the fourth quarter of the fiscal years ended June 30, 2005 and 2004, respectively.
Net income increased in the fourth quarter of 2004 by $989,000 due to the lower effective tax rate (credit) of (51%). The tax rate used earlier in fiscal 2004 was based on anticipated financial results which did not materialize. In addition, the significant impact from utilization of the Canadian facility’s net operating loss carryover due to higher than expected profitability was not anticipated. The combination of these two factors significantly impacted the estimated tax rate and these changes in estimate were reflected in the fourth quarter.
11. BUSINESS, GEOGRAPHIC, AND SALES CONCENTRATION — The Company operates in one business segment, electronic contract manufacturing services (EMS).
Sales to individual customers in excess of 10% were as follows:

Customer	2005	2004	2003

A	28%	25%	16%
B	*	*	11
C	13%	*	*

(*) denotes sales were below 10% of total.
Sales to U.S. government agencies, primarily anti-submarine warfare (ASW) devices, were $28,510,000 in fiscal 2005, $39,169,000 in fiscal 2004, and $27,729,000 in fiscal 2003.
Sparton Corporation 2005 Annual Report    36

The Company’s net sales were made to customers in the following countries:

	2005	2004	2003

United States	$149,841,000	$153,231,000	$136,252,000
Canada	8,584,000	3,432,000	18,158,000
Other foreign countries (1)	8,732,000	4,341,000	15,451,000

Consolidated total	$167,157,000	$161,004,000	$169,861,000

(1) No single country accounted for 10% or more of export sales in the fiscal years ended 2005, 2004, or 2003.
ASW devices and related engineering contract services to the U.S. government and foreign countries contributed approximately $27,151,000 (16%), $36,354,000 (23%), and $48,774,000 (29%), respectively, to total sales for the fiscal years ended 2005-2003.
The Company’s property, plant and equipment, presented net of accumulated depreciation, are located in the United States, Canada and Vietnam as follows:

	2005	2004

United States	$11,272,000	$10,818,000
Canada	1,264,000	1,223,000
Vietnam	3,895,000	—

Consolidated total	$16,431,000	$12,041,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
In fiscal 2005, there were no changes in the Company’s accountants and there have been no disagreements with the Company’s accountants on accounting and financial disclosure.
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
As of June 30, 2005, an evaluation was updated by the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures continue to be effective as of June 30, 2005. There have been no changes in the Company’s internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9(b). Other Information
None
Sparton Corporation 2005 Annual Report    37

PART III
Item 10. Directors and Executive Officers of the Registrant
Directors and Executive Officers of the Registrant — Information with respect to directors is included in the Company’s Proxy Statement under “Election of Directors” and is incorporated herein by reference. Information concerning executive officers is included in Part I, Item 4 of this Annual Report on Form 10-K.
Audit Committee Financial Expert — Information with respect to the audit committee financial expert is included in the Company’s Proxy Statement under the heading “Election of Directors” and is incorporated herein by reference.
Identification and Composition of the Audit Committee — Information with respect to the identification and composition of the audit committee is included in the Company’s Proxy Statement under the heading “Election of Directors” and is incorporated herein by reference.
Compliance with Section 16(a) of the Exchange Act — Information with respect to the compliance with Section 16(a) of the Exchange Act is included in the Company’s Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
Code of Ethics — Information with respect to the Company’s Governance Guidelines and the Code of Ethics is available at the Company’s website www.sparton.com under the heading “Investor Relations”. The Company’s Code of Ethics as currently in effect (together with any amendments that may be adopted from time to time) is posted on the website. To the extent any waiver is granted with respect to the Code of Ethics that requires disclosure under applicable SEC rules, such waiver will also be posted on the website.
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
The following table summarizes information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of June 30, 2005.

Number of securities
remaining available for
	Number of securities to be	Weighted-average exercise	future issuance under equity
	issued upon exercise of outstanding	price of outstanding	compensation plans (excluding
Plan category	options, warrants and rights	options, warrants and rights	securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	675,242	$6.70	127,012
Equity compensation plans not approved by security holders	—	—	—
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
Sparton Corporation 2005 Annual Report    38

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	Documents filed as part of this report on Form 10-K
1.	Financial Statements — The financial statements are set forth under Item 8 of this report on Form 10-K.

2.	Financial Statement Schedule(s) — Schedule II — Valuation and Qualifying Accounts (Consolidated)

Reserves deducted from assets in the balance sheets:

	Years ended June 30,
Inventory Reserve Accounts	2005	2004	2003

Balance at beginning of period	$3,944,000	$2,916,000	$2,874,000
Charged to costs and expenses	2,143,000	2,819,000	1,445,000
Deductions (*)	(2,045,000)	(1,791,000)	(1,403,000)

Balance at end of period	$4,042,000	$3,944,000	$2,916,000

(*) Deductions from the inventory reserve accounts represent obsolete or unsaleable inventory written off and/or disposed of.
All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

3.	Exhibits — A list of the Exhibits filed as part of this report is set forth in the Exhibit Index that immediately precedes such Exhibits and is incorporated herein by reference.
Sparton Corporation 2005 Annual Report    39

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 26, 2005

SPARTON CORPORATION
/s/ Richard L. Langley
Richard L. Langley, Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE AND TITLE		DATE
By /s/	BRADLEY O. SMITH	August 26, 2005

Bradley O. Smith, Chairman of the Board of Directors

By /s/	DAVID W. HOCKENBROCHT	August 26, 2005

David W. Hockenbrocht, Chief Executive Officer, President and Director

By /s/	RICHARD L. LANGLEY	August 26, 2005

Richard L. Langley, Chief Financial Officer, Senior Vice President, Treasurer and Director

By /s/	JAMES N. DEBOER	August 26, 2005

James N. DeBoer, Director

By /s/	JAMES D. FAST	August 26, 2005

James D. Fast, Director

By /s/	DR. RICHARD J. JOHNS	August 26, 2005

Dr. Richard J. Johns, Director

By /s/	DAVID P. MOLFENTER	August 26, 2005

David P. Molfenter, Director

By /s/	WILLIAM I. NOECKER	August 26, 2005

William I. Noecker, Director

By /s/	W. PETER SLUSSER	August 26, 2005

W. Peter Slusser, Director
Sparton Corporation 2005 Annual Report    40

EXHIBIT INDEX

3 and 4	Amended Articles of Incorporation of the Registrant were filed with Form 10-Q for the three-month period ended September 30, 2004, and are incorporated herein by reference.

Amended Code of Regulations of the Registrant were filed with Form 10-Q for the three-month period ended September 30, 2004, and are incorporated herein by reference.

Amended Bylaws of the Registrant were filed with Form 10-Q for the three-month period ended March 31, 2004, and are incorporated herein by reference.

22	Subsidiaries (filed herewith and attached)

23	Consent of independent auditors (filed herewith and attached)

31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Sparton Corporation 2005 Annual Report    41