Form 10-Q
period 2005-09-30
SPARTON CORP
filed 2005-11-08
CIK 92679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes                    ☐ No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Shares Outstanding at
October 31, 2005
Class of Common Stock	(Unadjusted for October 25, 2005, Stock dividend)
$1.25 Par Value	8,906,789

PART I
Item 1. Financial Statements
SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

	At September 30, 2005	At June 30, 2005

Assets
Current assets:
Cash and cash equivalents	$7,363,567	$9,368,120
Investment securities	22,638,980	20,659,621
Accounts receivable	22,721,767	26,004,945
Environmental settlement receivable	—	5,455,000
Income taxes recoverable	685,706	—
Inventories and costs on contracts in progress	36,018,276	36,847,385
Deferred taxes	2,683,862	2,640,561
Prepaid expenses and other current assets	490,048	631,132

Total current assets	92,602,206	101,606,764

Pension asset	4,848,392	4,968,507
Other assets	6,507,696	6,454,526
Property, plant and equipment, net	16,131,081	16,430,989

Total assets	$120,089,375	$129,460,786

Liabilities and Shareowners’ Equity
Current liabilities:
Accounts payable	$8,755,604	$12,694,057
Salaries and wages	3,496,199	4,435,089
Accrued health benefits	1,065,084	1,041,850
Other accrued liabilities	5,450,697	5,518,920
Income taxes payable	—	2,414,294

Total current liabilities	18,767,584	26,104,210

Environmental remediation — noncurrent portion	6,115,424	6,184,590

Shareowners’ equity:
Preferred stock, no par value; 200,000 shares authorized, none outstanding	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 9,340,627 and 8,830,428 shares outstanding at September 30 and June 30, 2005	11,675,784	11,038,035
Capital in excess of par value	14,607,786	10,558,757
Accumulated other comprehensive loss	(144,833)	(44,198)
Retained earnings	69,067,630	75,619,392

Total shareowners’ equity	95,206,367	97,171,986

Total liabilities and shareowners’ equity	$120,089,375	$129,460,786

See accompanying notes.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2005	2004

Net sales	$37,306,118	$45,188,315
Costs of goods sold	35,611,558	38,721,599

Gross profit	1,694,560	6,466,716

Selling and administrative expenses	4,014,271	3,387,053

EPA related — net environmental remediation	(29,198)	84,000

Loss on sale of property, plant and equipment	11,156	—

Operating income (loss)	(2,301,669)	2,995,663

Other income (expense):
Interest and investment income	264,448	215,473
Equity income (loss) in investment	17,000	(20,000)
Other — net	109,275	358,462

	390,723	553,935

Income (loss) before income taxes	(1,910,946)	3,549,598
Provision (credit) for income taxes	(612,000)	1,136,000

Net income (loss)	$(1,298,946)	$2,413,598

Basic and diluted earnings (loss) per share (1)	$(0.14)	$0.26

(1)	All share and per share information have been adjusted to reflect the impact of the 5% stock dividends declared in November 2004 and October 2005.
See accompanying notes.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
	2005	2004

Cash flows provided by Operating Activities:
Net income (loss)	$(1,298,946)	$2,413,598
Add (deduct) noncash items affecting operations:
Depreciation, amortization and accretion	484,270	388,557
Deferred income taxes	14,000	—
Change in pension asset	120,115	132,017
Stock-based compensation expense	65,229	—
Loss on sale of property, plant & equipment	11,156	—
Loss on sale of investment securities	2,151	5,244
Equity (income) loss on investment	(17,000)	20,000
Other, primarily changes in customer and vendor claims	(26,694)	—
Add (deduct) changes in operating assets and liabilities:
Accounts receivable	3,283,178	1,775,005
Environmental settlement receivable	5,455,000	—
Income taxes recoverable	(685,706)	559,706
Inventories and prepaid expenses	970,193	678,450
Accounts payable, salaries and wages, accrued liabilities and income taxes	(7,405,793)	(674,165)

Net cash provided by operating activities	971,153	5,298,412

Cash flows used by Investing Activities:
Purchases of investment securities	(2,855,879)	(2,260,706)
Proceeds from sale of investment securities	538,167	2,094,884
Proceeds from maturity of investment securities	178,047	200,000
Purchases of property, plant and equipment, net	(195,298)	(1,062,991)
Other, principally noncurrent other assets	(9,476)	(81,888)

Net cash used by investing activities	(2,344,439)	(1,110,701)

Cash flows provided (used) by Financing Activities:
Proceeds from exercise of stock options	258,142	6,145
Cash dividends	(889,409)	—

Net cash provided (used) by financing activities	(631,267)	6,145

Increase (decrease) in cash and cash equivalents	(2,004,553)	4,193,856
Cash and cash equivalents at beginning of period	9,368,120	10,820,461

Cash and cash equivalents at end of period	$7,363,567	$15,014,317

Supplemental disclosures of cash paid during the period:
Income taxes — net	$2,509,000	$—

See accompanying notes.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareowners’ Equity (Unaudited)

	Three Months Ended September 30, 2005
				Accumulated other
			Capital	comprehensive
	Common Stock		in excess	income (loss)	Retained
	Shares	Amount	of par value	net of tax	earnings	Total

Balance at June 30, 2005	8,830,428	$11,038,035	$10,558,757	$(44,198)	$75,619,392	$97,171,986

Cash dividend ($0.10 per share)					(889,409)	(889,409)
Stock options exercised	65,407	81,759	176,383			258,142
Stock-based compensation expense			65,229			65,229
Stock dividend (5% declared October 25, 2005)	444,792	555,990	3,807,417		(4,363,407)	—

Comprehensive income (loss), net of tax:
Net loss					(1,298,946)	(1,298,946)
Net unrealized loss on investment securities owned				(116,055)		(116,055)
Reclassification adjustment for net loss realized and reported in net loss				1,420		1,420
Net unrealized gain on equity investment				14,000		14,000

Total comprehensive loss						(1,399,581)

Balance at September 30, 2005	9,340,627	$11,675,784	$14,607,786	$(144,833)	$69,067,630	$95,206,367

	Three Months Ended September 30, 2004
				Accumulated other
			Capital	comprehensive
	Common Stock		in excess	income (loss)	Retained
	Shares	Amount	of par value	net of tax	earnings	Total

Balance at June 30, 2004	8,351,538	$10,439,423	$7,134,149	$62,368	$71,230,159	$88,866,099

Stock options exercised	814	1,017	5,128			6,145

Comprehensive income, net of tax:
Net income					2,413,598	2,413,598
Net unrealized gain on investment securities owned				42,699		42,699
Reclassification adjustment for net loss realized and reported in net income				3,461		3,461
Net unrealized gain on equity investment				20,000		20,000

Total comprehensive income						2,479,758

Balance at September 30, 2004	8,352,352	$10,440,440	$7,139,277	$128,528	$73,643,757	$91,352,002

See accompanying notes.

SPARTON CORPORATION & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - The following is a summary of the Company’s accounting policies not discussed elsewhere within this report.
Basis of presentation - The accompanying unaudited Condensed Consolidated Financial Statements of Sparton Corporation and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All significant intercompany transactions and accounts have been eliminated. The Condensed Consolidated Balance Sheet at September 30, 2005, and the related Condensed Consolidated Statements of Operations, Cash Flows and Shareowners’ Equity for the three months ended September 30, 2005 and 2004, are unaudited, but include all adjustments (consisting of normal recurring accruals) which the Company considers necessary for a fair presentation of such financial statements. Certain reclassifications of prior period amounts have been made to conform to the current presentation. Operating results for the three months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2006.
The balance sheet at June 30, 2005, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.
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
Investment securities - Investments in debt securities that are not cash equivalents or marketable equity securities have been designated as available for sale. Those securities are reported at fair value, with net unrealized gains and losses included in accumulated other comprehensive income, net of applicable taxes. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses on investments are determined using the specific identification method. The Company’s investment in Cybernet Systems Corporation is accounted for under the equity method, as more fully discussed in Note 5.
Market risk exposure - The Company manufactures its products in the United States and Canada, and most recently in Vietnam. Sales of the Company’s products are in the U.S. and Canada, as well as other foreign markets. The Company is potentially subject to foreign currency exchange rate risk relating to intercompany activity and balances, receipts from customers, and payments to suppliers in foreign currencies. Also, adjustments related to the translation of the Company’s Canadian and Vietnamese financial statements into U.S. dollars are included in current earnings. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in the domestic and foreign markets in which the Company operates. However, minimal third party receivables and payables are denominated in foreign currency and the related market risk exposure is considered to be immaterial. Historically, foreign currency gains and losses related to intercompany ac-

tivity and balances have not been significant. However, due to the recent strengthened Canadian dollar, the impact of transaction and translation gains has increased. If the exchange rate were to materially change, the Company’s financial position could be significantly affected.
The Company has financial instruments that are subject to interest rate risk, principally short-term investments. Historically, the Company has not experienced material gains or losses due to such interest rate changes. Based on the current holdings of short-term investments, the interest rate risk is not considered to be material.
New accounting standards - In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Errors Corrections, a replacement of APB No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement is effective for the Company as of July 1, 2006. The Company does not expect the adoption of SFAS No. 154 will have a significant impact on its results of operations or financial position.
In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). The Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The Statement also establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. The Statement was effective for the Company beginning July 1, 2005, and the “modified prospective” method was required upon adoption. Under the modified prospective method, the Statement applies to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the unvested portion of awards as of the effective date is required to be recognized as the awards vest after the effective date. As of July 1, 2005, the Company implemented SFAS No.123(R), with stock-based compensation expense now reflected in the Company’s income statement. See the “Stock options” note below for additional information regarding the adoption of SFAS No. 123(R).
In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29” (SFAS No. 153), which addresses the measurement of exchanges of nonmonetary assets. The Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchange of nonmonetary assets that do not have commercial substance. It also specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Statement was effective for the Company beginning July 1, 2005, and did not have an impact on the results of operations or financial position.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (SFAS No. 151), which amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”. The Statement requires that the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage) be recognized as current-period charges. In addition, the Statement requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The Statement was effective for the Company for inventory costs incurred beginning July 1, 2005, and did not have an impact on the results of operations or financial position.
Recently, there have been official discussions and clarifications of certain provisions of FASB Statement No. 13, “Accounting for Leases”. The Company does not have capital leases. All leases are operating leases, mainly for the lease of machinery and equipment, with monthly payments over a fixed term in equal, non-escalating amounts. These discussions and clarifications did not have any impact on the Company’s results of operations or financial position.
Periodic benefit cost - The Company follows the disclosure requirements of SFAS No. 132(R). For the three months ended September 30, 2005 and 2004, $120,000 and $132,000 of expense has been recorded, respectively. The components of net periodic pension expense for each of the periods presented were as follows:

	Three Months Ended September 30,
	2005	2004

Service cost	$137,000	$151,000
Interest cost	166,000	182,000
Expected return on plan assets	(245,000)	(269,000)
Amortization of prior service cost	24,000	27,000
Amortization of net loss	38,000	41,000

Net periodic benefit cost	$120,000	$132,000

Stock options - As of July 1, 2005, SFAS No. 123(R) became effective for the Company. The Company had previously followed APB No. 25 and related Interpretations in accounting for its employee stock options. Under APB No. 25, no compensation expense was recognized, as the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant. Under SFAS No. 123(R), compensation expense is now recognized. Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized over the employee’s requisite service period. Compensation expense is calculated using the Black-Scholes option pricing model and is recorded in the Company’s financial statements. The Black-Scholes calculations performed for the first quarter fiscal 2006 stock-based compensation expense utilized the methodology and assumptions consistent with those used in prior periods under APB No. 25, which were disclosed in the Company’s previously filed Annual Report on Form 10-K for the year ended June 30, 2005. Stock-based compensation expense recorded in the first quarter of fiscal 2006 was $65,000, and increased the net loss by $44,000 and basic and diluted loss per share by less than $0.01.
As of September 30, 2005, $887,000 of total unrecognized compensation costs related to non-vested awards is expected to be recognized in declining amounts over the following four years. The following sets forth a reconciliation of net income and earning per share information for the three months ended September 30, 2004, as if the Company had recognized compensation expense based on the fair value at the grant date for awards under the plan.

Three Months Ended September 30, 2004
Net income, as reported	$2,414,000
Deduct:
Total stock-based compensation expense determined under the fair value method for all awards, net of tax effects	(41,000)

Pro forma net income	$2,373,000

Pro forma basic and diluted earnings per share	$0.25

The Company has an incentive stock option plan under which 914,827 common shares, 760,000 original shares adjusted by 154,827 shares for the declaration of stock dividends, were reserved for option grants to key employees and directors at the fair market value of the stock at the date of the grant. As of September 30, 2005, there were 640,327 shares outstanding under option, with prices ranging from $3.50 to $9.00, a weighted average remaining contractual life of 3.84 years, and a weighted average exercise price of $6.67.
The following table summarizes additional information about stock options outstanding and exercisable at September 30, 2005:

Options Outstanding				Options Exercisable
Range of		Wtd. Avg. Remaining	Wtd. Avg.		Wtd. Avg.
Exercise Prices	Number Outstanding	Contractual Life (years)	Exercise Price	Number Exercisable	Exercisable Price

$3.50 to $5.96	330,327	1.07	$5.38	330,327	$5.38
$6.85 to $9.00	310,000	6.79	$8.03	98,389	$6.96
Under the plan at September 30, 2005, exercisable options and the per share weighted average exercise price were 428,716 and $5.75, respectively, with 133,132 remaining shares available for grant.
2. INVENTORIES - Inventories are valued at the lower of cost (first-in, first-out basis) or market and include costs related to long-term contracts. Inventories, other than contract costs, are principally raw materials and supplies. The following are the approximate major classifications of inventory:

	September 30, 2005	June 30, 2005

Raw materials	$24,391,000	$23,463,000
Work in process and finished goods	11,627,000	13,384,000

	$36,018,000	$36,847,000

Work in process and finished goods inventories include $2.6 and $1.0 million of completed, but not yet accepted sonobuoys at September 30, 2005 and June 30, 2005, respectively. Inventories are reduced by progress billings to the U.S. government of approximately $8,976,000 and $5,649,000 at September 30 and June 30, 2005, respectively.

3. EARNINGS (LOSS) PER SHARE - On October 25, 2005, Sparton’s Board of Directors approved a 5% common stock dividend. Eligible shareowners of record as of December 21, 2005, will receive the stock dividend to be distributed January 13, 2006. Cash will be paid in lieu of fractional shares. For purposes of recording the stock dividend the full 5% stock dividend was assumed on total shares outstanding; no assumption was made with respect to fractional shares nor the related cash distribution. An amount equal to the fair market value of the common shares to be issued was transferred from retained earnings to common stock and capital in excess of par value to record the estimated stock dividend. This transfer has been reflected in the condensed consolidated financial statements at September 30, 2005. Shares outstanding and earnings per share for the three months ended September 30, 2005, have therefore been adjusted accordingly.
Due to the Company’s fiscal 2006 reported net loss, 141,338 outstanding stock option share equivalents were excluded from the computation of diluted earnings per share during the three months ended September 30, 2005, because their inclusion would have been anti-dilutive. For the three months ended September 30, 2005 and 2004, respectively, basic and diluted earnings per share were computed based on the following:

	Three Months Ended September 30,
	2005	2004

Basic — weighted average shares outstanding	8,847,761	8,769,588
Estimated weighted additional shares to be issued for the 5% common stock dividend declared October 25, 2005	442,388	438,479

	9,290,149	9,208,067
Effect of dilutive stock options	—	120,750

Weighted average diluted shares outstanding	9,290,149	9,328,817

Basic and diluted earnings (loss) per share — after stock dividend	$(0.14)	$0.26

All average outstanding share and per share information have been restated to reflect the impact of the 5% stock dividends declared in November 2004 and October 2005.
4. COMPREHENSIVE INCOME (LOSS) - Comprehensive income (loss) includes net income (loss) as well as unrealized gains and losses, net of tax, on investment securities owned and investment securities held by an investee accounted for by the equity method, which are excluded from net income. Unrealized gains and losses, net of tax, are reflected as a direct charge or credit to shareowners’ equity. Comprehensive income (loss) and the related components are disclosed in the accompanying condensed consolidated statements of shareowners’ equity for the three months ended September 30, 2005 and 2004, respectively:
At September 30 and June 30, 2005, shareowners’ equity includes accumulated other comprehensive losses of $145,000 and $44,000, respectively, net of tax. The components of these amounts are as follows:

	September 30, 2005	June 30, 2005

Accumulated other comprehensive income (loss), net of tax:
Investment securities owned	$(206,000)	$(91,000)
Investment securities held by investee accounted for by the equity method	61,000	47,000

Accumulated other comprehensive loss	$(145,000)	$(44,000)

5. INVESTMENT SECURITIES - The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying value. Cash and cash equivalents consist of demand deposits and other highly liquid investments with an original term of three months or less. The investment portfolio has various maturity dates up to 30 years. A daily market exists for all investment securities. The Company believes that the impact of fluctuations in interest rates on its investment portfolio should not have a material impact on financial position or results of operations. Investments in debt securities that are not cash equivalents and marketable equity securities have been designated as available-for-sale. Those securities are reported at fair value, with net unrealized gains and losses included in accumulated other comprehensive income (loss), net of applicable taxes. Unrealized losses that are other than temporary are recognized in earnings. The Company does not believe there are any significant individual unrealized losses as of September 30, 2005, which would represent other than temporary losses and unrealized losses which have existed for one year or more. Realized gains and losses on investments are determined using the specific identification method. It is the Company’s intention to use these investment securities to provide working capital, fund the expansion of its business and for other business purposes.
At September 30, 2005, the Company had net unrealized losses of $303,000. At that date, the net after-tax effect of these losses was $206,000, which is included in accumulated other comprehensive loss within shareowners’ equity. For the three months ended September 30, 2005 and 2004, the Company had purchases of investment securities totaling $2,856,000 and $2,261,000, and proceeds from investment securities sales totaling $538,000 and $2,095,000, respectively.

The Company owns a 14% interest in Cybernet Systems Corporation (Cybernet), 12% on a fully diluted basis. This investment, with a carrying value of $1,701,000 and $1,656,000 at September 30 and June 30, 2005, respectively, represents the Company’s equity interest in Cybernet’s net assets plus $770,000 of goodwill (no longer being amortized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”). The investment in Cybernet is accounted for under the equity method, and is included in other assets on the condensed consolidated balance sheet. The Company believes that the equity method is appropriate given Sparton’s level of involvement in Cybernet. Prior to June 2002, Sparton accounted for its Cybernet investment using the cost method, which reflected a more passive involvement with Cybernet’s operations. Sparton’s current President and CEO is one of three Cybernet Board members, and as part of that position is actively involved in Cybernet’s oversight and operations. In addition, he has a strategic management relationship with the owners, who are also the other two board members, resulting in his additional involvement in pursuing areas of common interest for both Cybernet and Sparton. The Company’s share of unrealized gains (losses) on available-for-sale securities held by Cybernet is carried in accumulated other comprehensive income (loss) within the shareowners’ equity section of the Company’s balance sheet. The contractual maturities of debt securities, and total equity securities as of September 30, 2005, were as follows:

	Years
	Within 1	1 to 5	5 to 10	Over 10	Total

Debt securities:
Corporate — primarily U.S.	$806,000	$3,207,000	$—	$277,000	$4,290,000
U.S. government and federal agency	1,598,000	3,822,000	1,758,000	2,361,000	9,539,000
State and municipal	969,000	2,832,000	710,000	—	4,511,000
Bond fund	4,299,000	—	—	—	4,299,000

Total debt securities	$7,672,000	$9,861,000	$2,468,000	$2,638,000	$22,639,000

6. COMMITMENTS AND CONTINGENCIES - One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been involved with ongoing environmental remediation since the early 1980’s. At September 30, 2005, Sparton has accrued $6,733,000 as its estimate of the minimum future undiscounted financial liability, of which $618,000 is classified as a current liability and included in accrued liabilities. The Company’s minimum cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment, operating, and continued monitoring costs for onsite and offsite pump and treat containment systems, as well as periodic reporting requirements.
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
Some of the printed circuit boards supplied to the Company for its aerospace sales have been discovered to be defective. The defect occurred during production at the board manufacturer’s facility, prior to shipment to Sparton for further processing. All of the lots involved have yet to be identified and Sparton, the board manufacturer, Electropac Co., Inc., and our customer who received the defective boards are working to contain the defective boards. While investigations are underway, $2.4 million of related product and associated expenses have been classified in Sparton’s balance sheet within other long-term assets as of September 30, 2005. As of this date, Sparton has made a demand on the board manufacturer for reimbursement of all costs and expenses incurred, and the parties are engaged in discussions regarding the resolution of Sparton’s claim. In addition, in August 2005, Sparton Electronics Florida, Inc. filed an action in U.S. District Court of Florida against Electropac Co., Inc. The likelihood that the claim will be resolved and the extent of Sparton’s exposure, if any, is unknown at this time. No loss contingency has been established at September 30, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of certain significant events affecting the Company’s earnings and financial condition during the periods included in the accompanying financial statements. Additional information regarding the Company can be accessed via Sparton’s website at www.sparton.com. Information provided at the website includes, among other items, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Quarterly Earnings Releases, News Releases, and the Code of Business Conduct and Ethics, as well as the various committee charters. These items are also available, free of charge, by contacting the Company’s Shareowners’ Relations department. The Company’s operations are in one line of business, electronic contract manufacturing services (EMS). Sparton’s capabilities range from product design and development through aftermarket support, specializing in total business solutions for government, medical/scientific instrumentation, aerospace and industrial markets. These include the design, development and/or manufacture of electronic parts and assemblies for both government and commercial customers worldwide. Governmental sales are mainly sonobuoys.
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
Other risks and uncertainties that may affect operations, performance, growth forecasts and business results include, but are not limited to, timing and fluctuations in U.S. and/or world economies, competition in the overall EMS business, availability of production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, foreign currency exchange rate risk, uncertainties associated with the costs and benefits of new facilities, including the new plant in Vietnam, and the closing of others, uncertainties associated with the outcome of litigation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation, and uncertainties related to defects discovered in certain of the Company’s aerospace circuit boards. A further risk factor is the availability and cost of materials, including potential escalating utility and other related costs due to the recent damage caused by hurricanes Katrina and Rita.
The Company has encountered availability and extended lead time issues on some electronic components in the past when market demand has been strong; this resulted in higher prices and late deliveries. Additionally, the timing of sonobuoy sales to the U.S. Navy is dependent upon access to the test range and successful passage of product tests performed by the U.S. Navy. Reduced governmental budgets have made access to the test range less predictable and less frequent than in the past. Finally, the Sarbanes-Oxley Act of 2002 has required changes in, and formalization of, some of the Company’s corporate governance and compliance practices. The SEC and New York Stock Exchange have also passed new rules and regulations requiring additional compliance activities. Compliance with these rules has increased administrative costs, and it is expected that certain of these costs will continue indefinitely. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

	Three Months Ended September 30
	2005		2004

		%		%	%
	Sales	of Total	Sales	of Total	Change

Government	$9,366,000	25.1%	$10,922,000	24.2%	(14.2)%
Industrial/Other	12,534,000	33.6	11,883,000	26.3	5.5
Aerospace	12,398,000	33.2	18,677,000	41.3	(33.6)
Medical/Scientific Instrumentation	3,008,000	8.1	3,706,000	8.2	(18.8)

Totals	$37,306,000	100.0%	$45,188,000	100.0%	(17.4)%

Sales for the three months ended September 30, 2005, totaled $37,306,000, a decrease of $7,882,000 (17%) from the same quarter last year. Government sales decreased by $1,556,000 due to timing differences related to the testing and shipment of sonobuoys. This decrease was due to $4.7 million of delayed sonobuoy sales included in the results for the first quarter of fiscal 2005. Industrial sales, which include gaming sales, improved. This improvement is reflective of continued strong sales to existing customers. Sales in the aerospace market decreased 34% from prior year, due principally to strong sales of collision avoidance systems in fiscal 2005. The level of sales for these products had not been expected to continue. Medical sales declined slightly from the prior year, primarily due to delayed program start-ups. Growth in this area is not occurring as quickly as originally anticipated.
The majority of the Company’s sales come from a small number of customers. Sales to our six largest customers, including government sales, accounted for approximately 77% and 80% of net sales in fiscal 2006 and 2005, respectively. Four of the customers, including government, were the same both years. One of the aerospace customers, with six separate facilities to which we supply product, provided 19% and 30% of total sales through September 30, 2005 and 2004, respectively.
The following table presents income statement data as a percentage of net sales for the three months ended September 30, 2005 and 2004:

	2005	2004

Net sales	100.0%	100.0%
Costs of goods sold	95.5	85.7

Gross profit	4.5	14.3

Selling and administrative expenses	10.7	7.5
Other operating expenses	—	0.2

Operating income (loss)	(6.2)	6.6

Other income — net	1.1	1.2

Income (loss) before income taxes	(5.1)	7.8
Provision (credit) for income taxes	(1.6)	2.5

Net income (loss)	(3.5)%	5.3%

An operating loss of $2,302,000 was reported for the three months ended September 30, 2005, compared to operating income of $2,996,000 for the three months ended September 30, 2004. The gross profit percentage for the three months ended September 30, 2005, was 4.5%, down from 14.3% for the same period last year. Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and new product introduction, all of which impacted first quarter fiscal 2006 performance. In addition, as many of the Company’s costs and operating expenses are fixed, a reduction in customer demand, as evidenced above, depresses gross profit and operating income. Reflected in gross profit in the first quarter of fiscal 2006 were charges of $553,000 resulting from changes in estimates, primarily related to certain sonobuoy programs. The programs are now expected to be loss contracts and the Company has recognized the entire estimated losses as of September 30, 2005. The programs, which are anticipated to be completed and shipped during the remainder of this fiscal year, have a backlog of $6 million. Additional changes in estimates are not anticipated at this time. Included in the first quarter of fiscal 2006 are the results from the Company’s new Vietnam facility, the start-up of which adversely impacted gross profit by $325,000. The results of our Vietnamese operation are expected to improve during the fiscal year, breaking even for fiscal 2006. In addition, the prior year’s profit benefited by the inclusion of the delayed government sales of $4.7 million previously discussed. These sales carried a higher than usual margin, contributing $1.7 million in the first quarter of fiscal 2005, which sales in the first quarter of fiscal 2006 were unable to match. The current year’s depressed gross profit also includes several medical programs, which are in a loss position due to their current status in the start-up phase. Two of these programs had negative margins which, as of September 30, 2005, totaled $330,000. The issues related to these losses are being addressed. Finally, discussions and resolution with a current customer regarding the recovery of past costs, which were previously deferred, were not completed and as a result, $354,000 was charged to expense during the first quarter of fiscal 2006. The Company is continuing its efforts to fully recover these costs.

The majority of the increased selling and administrative expenses, as a percentage of sales, was due to the significant decrease in sales during the first quarter of fiscal 2006, compared to the same period last year, without a related decrease in these expenses. Selling and administrative expenses in fiscal 2006 also include approximately $226,000 of litigation expenses related to the current trial against NRTC, which is further discussed in Part II, Item 1 — “Other Information- Legal Proceedings” of this report. In addition, beginning in fiscal 2006 the Company is required to expense the vested portion of the fair value of stock options. Stock-based compensation expense recorded in the first quarter of fiscal 2006, which is included in selling and administrative expense, totaled $65,000. The remainder of the increase in selling and administrative expenses relates to minor increases in various categories, such as wages, employee benefits, insurance, and other items.
Interest and investment income increased slightly from prior year, mainly due to higher interest rates. Other income-net in fiscal 2006 was $109,000, versus $358,000 in fiscal 2005. Translation adjustments, along with gains and losses from foreign currency transactions, are included in other income and, in the aggregate, amounted to a gain of $111,000 and $361,000 during the three months ended September 30, 2005 and 2004, respectively.
Due to the factors described above, the Company reported a net loss of $1,299,000 (($0.14) per share, basic and diluted) for the three months ended September 30, 2005, versus net income of $2,414,000 ($0.26 per share, basic and diluted) for the corresponding period last year.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s primary source of liquidity and capital resources has historically been from operations. Short-term credit facilities have been used in the past, but not in recent years. Certain government contracts provide for interim progress billings based on costs incurred. These progress billings reduce the amount of cash that would otherwise be required during the performance of these contracts. As the volume of U.S. defense-related contract work declines, so has the relative importance of progress billings as a liquidity resource. At the present time, the Company plans on using its investment securities to provide working capital and to strategically invest in additional property, plant and equipment to accommodate growth. Growth is expected to be achieved through internal expansion and/or acquisition or joint venture. In addition, the Company’s previously announced $4,000,000 stock repurchase program is expected to utilize a portion of the Company’s investments. As of September 30, 2005, no stock had as yet been repurchased.
For the three months ended September 30, 2005, cash and cash equivalents decreased $2,005,000 to $7,364,000. Operating activities provided $971,000 in net cash flows. The primary source of cash in the first quarter of fiscal 2006 was the collection of $5.5 million in July 2005 from a legal settlement with insurance carriers. In addition, cash flow in both fiscal 2006 and 2005 includes significant receipts from the collection of sales recognized in the last quarters of the prior years, which is reflected as a decrease in accounts receivable. The primary use of cash in the first quarter of fiscal 2006 was a $7,406,000 decrease in accounts payable and accrued liabilities, which previously included $2.4 million of income taxes payable.
Cash flows used by investing activities during the three months ended September 30, 2005, totaled $2,344,000, the primary use of which was the purchase of investment securities. Cash flows used by financing activities were $631,000, as discussed below.
Historically, the Company’s market risk exposure to foreign currency exchange and interest rates on third party receivables and payables has not been considered to be material, principally due to their short-term nature and minimal receivables and payables designated in foreign currency. However, due to the recently strengthening Canadian dollar, the impact of transaction and translation gains on intercompany activity and balances has increased. If the exchange rate were to materially change, the Company’s financial position could be significantly affected. The Company has had no short-term bank debt since December 1996, and currently has an unused informal line of credit totaling $20 million.
At September 30 and June 30, 2005, the aggregate government funded EMS backlog was approximately $43 million and $42 million, respectively. A majority of the September 30, 2005, backlog is expected to be realized in the next 12-15 months. Commercial EMS orders are not included in the backlog. The Company does not believe the amount of commercial activity covered by firm purchase orders is a meaningful measure of future sales, as such orders may be rescheduled or cancelled without significant penalty.
Construction of the Company’s new plant in Vietnam has been completed. Prototype product has been completed and regular production began in May 2005. This new facility is anticipated to provide increased growth opportunities for the Company, in current as well as new markets. As the Company has not previously done business in this emerging market, there are many uncertainties and risks inherent in this venture. To date, the Company’s total investment approximates $6 million, which includes land, build-

ing, and initial operating expenses, with approximately $3 million having been expended for the construction of the new facility, primarily in fiscal 2005. The new company operates under the name Spartronics. The Company is also continuing a program of identifying and evaluating potential acquisition candidates in both the defense and medical markets.
No dividends were paid in the first quarter of fiscal 2005. In fiscal 2006, a cash dividend totaling approximately $889,000, $0.10 per share, was paid to shareowners on October 5, 2005. The funds for the cash dividend were transferred to the Company’s stock transfer agent prior to September 30, 2005 and held in a deposit account on Sparton’s behalf. In addition, a 5% stock dividend was declared in October 2005, to be paid in January 2006. This dividend was reflected in the condensed consolidated financial statements at September 30, 2005.
At September 30, 2005, the Company had $95,206,000 in shareowners’ equity ($10.19 per share), $73,835,000 in working capital, and a 4.93:1.00 working capital ratio. For the foreseeable future (12-18 months), the Company believes it has sufficient liquidity for its anticipated needs, unless a significant business acquisition is identified and completed for cash.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Information regarding the Company’s environmental liability payments, operating lease payments, and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005. There have been no material changes in contractual obligations since June 30, 2005.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations is based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported for assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are regularly evaluated and are based on historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results could differ from these estimates. The Company believes that of its significant accounting policies, the following involve a higher degree of judgment and complexity.
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
Allowance for Possible Losses on Receivables
The accounts receivable balance is recorded net of allowances for amounts not expected to be collected from customers. The allowance is estimated based on historical experience of write-offs, the level of past due amounts, information known about specific customers with respect to their ability to make payments, and future expectations of conditions that might impact the collectibility of accounts. Accounts receivable are generally due under normal trade terms for the industry. Credit is granted, and credit evaluations are periodically performed, based on a customers’ financial condition and other factors. Although the Company does not generally require collateral, cash in advance or letters of credit may be required from customers in certain circumstances, including some foreign customers. When management determines that it is probable that an account will not be collected, it is charged against the allowance for possible losses. The Company reviews the adequacy of its allowance monthly. The allowance for doubtful accounts was $98,000 and $6,000 at September 30 and June 30, 2005, respectively. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payment, an additional allowance may be required. Given the Company’s significant balance of government receivables and letters of credit from foreign customers, collection risk is considered minimal. Historically, uncollectible accounts have been generally insignificant and the minimal allowance is deemed adequate.
Pension Obligations
The Company calculates the cost of providing pension benefits under the provisions of SFAS No. 87. The key assumptions required within the provisions of SFAS No. 87 are used in making these calculations. The most significant of these assumptions are the discount rate used to value the future obligations and the expected return on pension plan assets. The discount rate is consistent with market interest rates on high-quality, fixed income investments. The expected return on assets is based on long-term returns and assets held by the plan, which is influenced by historical averages. If actual interest rates and returns on plan assets materially differ from the assumptions, future adjustments to the financial statements would be required. While changes in these assumptions can have a significant effect on the pension benefit obligations reported in the Condensed Consolidated Balance Sheets and the unrecognized gain or loss accounts, the effect of changes in these assumptions is not expected to have the same relative effect on net periodic pension expense in the near term. While these assumptions may change in the future based on changes in long-term interest rates and market conditions, there are no known expected changes in these assumptions as of September 30, 2005. As indicated above, to the extent the assumptions differ from actual results, there would be a future impact on the financial statements. The extent to which this will result in future expense is not determinable at this time as it will depend upon a number of variables, including trends in interest rates and the actual return on plan assets. No cash payments are expected to be required for the next several years due to the plan’s funded status.

OTHER
LITIGATION
One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico, has been the subject of ongoing investigations conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). The investigation began in the early 1980’s and involved a review of onsite and offsite environmental impacts.
At September 30, 2005, Sparton has accrued $6,733,000 as its estimate of the future undiscounted minimum financial liability with respect to this matter. The Company’s cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred and is anticipated to cover the next 25 years. The Company’s estimate includes equipment and operating costs for onsite and offsite operations and is based on existing methodology. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. It is possible that cash flows and results of operations could be affected by the impact of the ultimate resolution of this contingency.
Some of the printed circuit boards supplied to the Company for its aerospace sales have been discovered to be defective. The defect occurred during production at the board manufacturer’s facility, prior to shipment to Sparton for further processing. All of the lots involved have yet to be identified and Sparton, the board manufacturer, Electropac Co., Inc., and our customer who received the defective boards are working to contain the defective boards. While investigations are underway, $2.4 million of related product and associated expenses have been classified in Sparton’s balance sheet within other long-term assets as of September 30, 2005. As of this date, Sparton has made a demand on the board manufacturer for reimbursement of all costs and expenses incurred, and the parties are engaged in discussions regarding the resolution of Sparton’s claim. In addition, in August 2005, Sparton Electronics Florida, Inc. filed an action in U.S. District Court of Florida against Electropac Co., Inc. The likelihood that the claim will be resolved and the extent of Sparton’s exposure, if any, is unknown at this time. No loss contingency has been established at September 30, 2005.
In September 2002, Sparton Technology, Inc. (STI) filed an action in the U.S. District Court for the Eastern District of Michigan to recover certain unreimbursed costs incurred as a result of a manufacturing relationship with two entities, Util-Link, LLC (Util-Link) of Delaware and National Rural Telecommunications Cooperative (NRTC) of the District of Columbia. On or about October 21, 2002, the defendants filed a counterclaim seeking money damages, alleging that STI breached its duties in the manufacture of products for the defendants. The defendant NRTC asked for damages in the amount $20,000,000 for the loss of its investment in and loans to Util-Link. In addition, the defendant Util-Link had previously asked for damages in the amount of $25,000,000 for lost profits, which it no longer appears to be pursuing. Sparton has reviewed the respective claims and believes that the damages sought by NRTC were included in Util-Link’s claim for damages and, as such, were duplicative. Sparton believes the counterclaim to be without merit and intends to vigorously defend against it. These claims are now in trial in Detroit, Michigan. At this time, the Company is unable to predict the outcome of this claim.
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
As of September 30, 2005, an evaluation was updated by the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures continue to be effective as of September 30, 2005. There have been no changes in the Company’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been involved with ongoing environmental remediation since the early 1980’s. At September 30, 2005, Sparton has accrued $6,733,000 as its estimate of the minimum future undiscounted financial liability, of which $618,000 is classified as a current liability and included in accrued liabilities. The Company’s minimum cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment, operating, and continued monitoring costs for onsite and offsite pump and treat containment systems, as well as periodic reporting requirements.
Factors which cause uncertainties with respect to the Company’s estimate, include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be significantly affected by the impact of changes associated with the ultimate resolution of this contingency. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. It is possible that cash flows and results of operations could be materially affected by the impact of the ultimate resolution of this contingency.
In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (DOE) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8,400,000 incurred from the date of settlement.
In 1995, Sparton Corporation and Sparton Technology, Inc. (STI) filed a Complaint in the Circuit Court of Cook County, Illinois, against Lumbermens Mutual Casualty Company and American Manufacturers Mutual Insurance Company demanding reimbursement of expenses incurred in connection with its remediation efforts at the Coors Road facility based on various primary and excess comprehensive general liability policies in effect between 1959 and 1975. In 1999, the Complaint was amended to add various other excess insurers, including certain London market insurers and Fireman’s Fund Insurance Company. In June 2005, Sparton reached an agreement under which Sparton received $5,455,000 in cash in July 2005. This agreement recovers a portion of past costs the Company incurred in its investigation and site remediation efforts, which began in 1983, and was recorded as income in June 2005.
In September 2002, STI filed an action in the U.S. District Court for the Eastern District of Michigan to recover certain unreimbursed costs incurred as a result of a manufacturing relationship with two entities, Util-Link, LLC (Util-Link) of Delaware and National Rural Telecommunications Cooperative (NRTC) of the District of Columbia. On or about October 21, 2002, the defendants filed a counterclaim seeking money damages, alleging that STI breached its duties in the manufacture of products for the defendants. The defendant NRTC asked for damages in the amount $20,000,000 for the loss of its investment in and loans to Util-Link. In addition, the defendant Util-Link had previously asked for damages in the amount of $25,000,000 for lost profits, which it no longer appears to be pursuing. Sparton has reviewed the respective claims and believes that the damages sought by NRTC were included in Util-Link’s claim for damages and, as such, were duplicative. Sparton believes the counterclaim to be without merit and intends to vigorously defend against it. These claims are now in trial in Detroit, Michigan. At this time, the Company is unable to predict the outcome of this claim.
Some of the printed circuit boards supplied to the Company for its aerospace sales have been discovered to be defective. The defect occurred during production at the board manufacturer’s facility, prior to shipment to Sparton for further processing. All of the lots involved have yet to be identified and Sparton, the board manufacturer, Electropac Co., Inc., and our customer who received the defective boards are working to contain the defective boards. While investigations are underway, $2.4 million of related product and associated expenses have been classified in Sparton’s balance sheet within other long-term assets as of September 30, 2005. As of this date, Sparton has made a demand on the board manufacturer for reimbursement of all costs and expenses incurred, and the parties are engaged in discussions regarding the resolution of Sparton’s claim. In addition, in August 2005, Sparton Electronics Florida, Inc. filed an action in U.S. District Court of Florida against Electropac Co., Inc. The likelihood that the claim will be resolved and the extent of Sparton’s exposure, if any, is unknown at this time. No loss contingency has been established at September 30, 2005.

Item 4. Submission of Matters to a Vote of Security Holders
At the October 26, 2005, Annual Meeting of Shareowners of Sparton Corporation, a total of 8,588,124 of the Company’s shares were present or represented by proxy at the meeting. This represented more than 96% of the Company’s shares outstanding. Total shares outstanding and eligible to vote were 8,894,099, of which 305,975 did not vote.
The individuals named below were re-elected as Directors to serve a three-year term expiring in 2008:

Name	Votes FOR	Votes WITHHELD

Richard J. Johns, MD	8,266,316	321,808
Richard L. Langley	8,029,787	558,337
William I. Noecker	7,451,239	1,136,885
Messrs. James N. DeBoer, David W. Hockenbrocht, James D. Fast, David P. Molfenter, W. Peter Slusser and Bradley O. Smith all continue as directors of the Company.
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

Date: November 8, 2005	/s/ DAVID W. HOCKENBROCHT

David W. Hockenbrocht, Chief Executive Officer

Date: November 8, 2005	/s/ RICHARD L. LANGLEY

Richard L. Langley, Chief Financial Officer