Form 10-Q
period 2005-12-31
SPARTON CORP
filed 2006-02-10
CIK 92679

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
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
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding at January 31, 2006

$1.25 Par Value	9,380,846

PART I
Item 1. Financial Statements
SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

	At December 31, 2005	At June 30, 2005

Assets
Current assets:
Cash and cash equivalents	$8,671,518	$9,368,120
Investment securities	23,386,500	20,659,621
Accounts receivable	19,648,665	26,004,945
Environmental settlement receivable	—	5,455,000
Income taxes recoverable	1,269,228	—
Inventories and costs on contracts in progress	36,998,183	36,847,385
Deferred taxes	2,083,003	2,640,561
Prepaid expenses and other current assets	972,991	631,132

Total current assets	93,030,088	101,606,764

Pension asset	4,694,719	4,968,507
Other assets	6,891,715	6,454,526
Property, plant and equipment, net	15,637,200	16,430,989

Total assets	$120,253,722	$129,460,786

Liabilities and Shareowners’ Equity
Current liabilities:
Accounts payable	$9,530,263	$12,694,057
Salaries and wages	3,569,993	4,435,089
Accrued health benefits	1,148,417	1,041,850
Other accrued liabilities	4,392,045	5,518,920
Income taxes payable	—	2,414,294

Total current liabilities	18,640,718	26,104,210

Environmental remediation — noncurrent portion	6,046,257	6,184,590

Shareowners’ equity:
Preferred stock, no par value; 200,000 shares authorized, none outstanding	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 9,381,199 shares outstanding at December 31, 2005 (after deducting 20,237 shares in treasury) and 8,830,428 shares outstanding at June 30, 2005	11,726,499	11,038,035
Capital in excess of par value	14,896,956	10,558,757
Accumulated other comprehensive loss	(147,756)	(44,198)
Retained earnings	69,091,048	75,619,392

Total shareowners’ equity	95,566,747	97,171,986

Total liabilities and shareowners’ equity	$120,253,722	$129,460,786

See accompanying notes.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
December 31, 2005 and 2004

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004

Net sales	$37,693,154	$34,526,907	$74,999,272	$79,715,222
Costs of goods sold	33,910,086	31,050,534	69,521,644	69,772,133

Gross profit	3,783,068	3,476,373	5,477,628	9,943,089

Selling and administrative expenses	3,749,626	3,276,095	7,763,897	6,663,148

EPA related — net environmental remediation	—	75,033	(29,198)	159,033

Loss (gain) on sale of property, plant and equipment	93,435	(19,275)	104,591	(19,275)

Operating income (loss)	(59,993)	144,520	(2,361,662)	3,140,183

Other income (expense):
Interest and investment income	263,379	206,768	527,827	422,241
Equity income (loss) in investment	(18,000)	15,000	(1,000)	(5,000)
Other — net	111,419	299,353	220,694	657,815

	356,798	521,121	747,521	1,075,056

Income (loss) before income taxes	296,805	665,641	(1,614,141)	4,215,239
Provision (credit) for income taxes	95,000	213,000	(517,000)	1,349,000

Net income (loss)	$201,805	$452,641	$(1,097,141)	$2,866,239

Basic and diluted earnings (loss) per share (1)	$0.02	$0.05	$(0.12)	$0.31

(1)	All share and per share information have been adjusted to reflect the impact of the 5% stock dividend declared in October 2005.
See accompanying notes.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
	2005	2004

Cash flows provided by Operating Activities:
Net income (loss)	$(1,097,141)	$2,866,239
Add (deduct) noncash items affecting operations:
Depreciation, amortization and accretion	979,431	789,056
Deferred income taxes	647,000	25,988
Change in pension asset	273,788	264,034
Stock-based compensation expense	175,440	—
Loss (gain) loss on sale of property, plant & equipment	104,591	(19,275)
Loss (gain) on sale of investment securities	19,381	14,510
Equity loss in investment	1,000	5,000
Other, primarily changes in customer and vendor claims	(391,238)	—
Add (deduct) changes in operating assets and liabilities:
Accounts receivable	6,356,280	4,214,610
Environmental settlement receivable	5,455,000	—
Income taxes recoverable	(1,269,228)	559,706
Inventories and prepaid expenses	(492,657)	1,374,430
Accounts payable, salaries and wages, accrued liabilities and income taxes	(7,601,824)	(2,981,660)

Net cash provided by operating activities	3,159,823	7,112,638

Cash flows used by Investing Activities:
Purchases of investment securities	(5,866,275)	(7,340,937)
Proceeds from sale of investment securities	1,059,414	4,626,145
Proceeds from maturity of investment securities	1,833,602	400,000
Purchases of property, plant and equipment, net	(287,235)	(3,485,373)
Other, principally noncurrent other assets	(15,951)	(179,241)

Net cash used by investing activities	(3,276,445)	(5,979,406)

Cash flows provided (used) by Financing Activities:
Proceeds from exercise of stock options	456,423	92,655
Tax effect from stock transactions	56,522	—
Stock dividends — cash in lieu of fractional shares	(3,662)	(2,938)
Purchase of common stock for treasury	(199,854)	—
Cash dividends	(889,409)	—

Net cash provided (used) by financing activities	(579,980)	89,717

Increase (decrease) in cash and cash equivalents	(696,602)	1,222,949
Cash and cash equivalents at beginning of period	9,368,120	10,820,461

Cash and cash equivalents at end of period	$8,671,518	$12,043,410

Supplemental disclosures of cash paid during the period:
Income taxes — net	$2,513,000	$95,000

See accompanying notes.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareowners’ Equity (Unaudited)

	Six Months Ended December 31, 2005
				Accumulated other
			Capital	comprehensive
	Common Stock		in excess	income (loss)	Retained
	Shares	Amount	of par value	net of tax	earnings	Total

Balance at June 30, 2005	8,830,428	$11,038,035	$10,558,757	$(44,198)	$75,619,392	$97,171,986

Purchase of common stock for treasury	(20,237)	(25,296)	(24,420)		(150,138)	(199,854)
Cash dividend ($0.10 per share)					(889,409)	(889,409)
Stock options exercised, net of common stock surrendered to facilitate exercise	123,710	154,637	301,786			456,423
Stock-based compensation expense			175,440			175,440
Tax effect from stock transactions			56,522			56,522
Stock dividend (5% declared October 25, 2005)	447,298	559,123	3,828,871		(4,391,656)	(3,662)

Comprehensive income (loss), net of tax:
Net loss					(1,097,141)	(1,097,141)
Net unrealized loss on investment securities owned				(172,349)		(172,349)
Reclassification adjustment for net loss realized and reported in net loss				12,791		12,791
Net unrealized gain on equity investment				56,000		56,000

Total comprehensive loss						(1,200,699)

Balance at December 31, 2005	9,381,199	$11,726,499	$14,896,956	$(147,756)	$69,091,048	$95,566,747

	Six Months Ended December 31, 2004
				Accumulated other
			Capital	comprehensive
	Common Stock		in excess	income (loss)	Retained
	Shares	Amount	of par value	net of tax	earnings	Total

Balance at June 30, 2004	8,351,538	$10,439,423	$7,134,149	$62,368	$71,230,159	$88,866,099

Stock options exercised	19,280	24,099	68,556			92,655
Stock dividend (5% declared November 9, 2004)	417,506	521,883	3,198,104		(3,722,925)	(2,938)

Comprehensive income (loss), net of tax:
Net income					2,866,239	2,866,239
Net unrealized loss on investment securities owned				(43,549)		(43,549)
Reclassification adjustment for net loss realized and reported in net income				9,577		9,577
Net unrealized gain on equity investment				103,000		103,000

Total comprehensive income						2,935,267

Balance at December 31, 2004	8,788,324	$10,985,405	$10,400,809	$131,396	$70,373,473	$91,891,083

See accompanying notes.

SPARTON CORPORATION & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — The following is a summary of the Company’s accounting policies not discussed elsewhere within this report.
Basis of presentation — The accompanying unaudited Condensed Consolidated Financial Statements of Sparton Corporation and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All significant intercompany transactions and accounts have been eliminated. The Condensed Consolidated Balance Sheet at December 31, 2005, and the related Condensed Consolidated Statements of Operations, Cash Flows and Shareowners’ Equity for the six months ended December 31, 2005 and 2004, are unaudited, but include all adjustments (consisting of normal recurring accruals) which the Company considers necessary for a fair presentation of such financial statements. Certain reclassifications of prior period amounts have been made to conform to the current presentation. Operating results for the six months ended December 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2006.
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
Investment securities — Investments in debt securities that are not cash equivalents or marketable equity securities have been designated as available for sale. Those securities are reported at fair value, with net unrealized gains and losses included in accumulated other comprehensive income, net of applicable taxes. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses on investments are determined using the specific identification method. The Company’s investment in Cybernet Systems Corporation is accounted for under the equity method, as more fully discussed in Note 5.
Market risk exposure — The Company manufactures its products in the United States and Canada, and most recently in Vietnam. Sales of the Company’s products are in the U.S. and Canada, as well as other foreign markets. The Company is potentially subject to foreign currency exchange rate risk relating to intercompany activity and balances, receipts from customers, and payments to suppliers in foreign currencies. Also, adjustments related to the translation of the Company’s Canadian and Vietnamese financial statements into U.S. dollars are included in current earnings. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in the domestic and foreign markets in which the Company operates. However, minimal third party receivables and payables are denominated in foreign currency and the related market risk exposure is considered to be immaterial. Historically, foreign currency gains and losses related to intercompany activity and balances have not been significant. However, due to the recent strengthened Canadian dollar, the impact of transaction and translation gains has increased. If the exchange rate were to materially change, the Company’s financial position could be significantly affected.
The Company has financial instruments that are subject to interest rate risk, principally short-term investments. Historically, the Company has not experienced material gains or losses due to such interest rate changes. Based on the current holdings of short-term investments, the interest rate risk is not considered to be material.
New accounting standards — In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement is effective for the Company as of July 1, 2006. The Company does not expect the adoption of SFAS No. 154 will have a significant impact on its results of operations or financial position.
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
Periodic benefit cost — The Company follows the disclosure requirements of SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” For the three months and six months ended December 31, 2005 and 2004, $154,000 and $132,000 and $274,000 and $264,000 of expense has been recorded, respectively. The components of net periodic pension expense for each of the periods presented were as follows:

	Three Months		Six Months
	2005	2004	2005	2004

Service cost	$144,000	$151,000	$257,000	$302,000
Interest cost	183,000	182,000	325,000	364,000
Expected return on plan assets	(255,000)	(269,000)	(453,000)	(538,000)
Amortization of prior service cost	27,000	27,000	48,000	54,000
Amortization of net loss	55,000	41,000	97,000	82,000

Net periodic benefit cost	$154,000	$132,000	$274,000	$264,000

Treasury stock — The Company records treasury stock purchases at cost. The excess of cost over par value is allocated to capital in excess of par value based on the per share amount of capital in excess of par value for all shares, with the difference charged to retained earnings. In the second quarter of fiscal 2006 the Company repurchased 20,237 shares for its treasury at a cost of $200,000.
Stock options — As of July 1, 2005, SFAS No. 123(R) became effective for the Company. The Company had previously followed APB No. 25 and related Interpretations in accounting for its employee stock options. Under APB No. 25, no compensation expense was recognized, as the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of grant. Under SFAS No. 123(R), compensation expense is now recognized in the Company’s financial statements. Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized over the employee’s requisite service period. Compensation expense is calculated using the Black-Scholes option pricing model. The Black-Scholes calculation performed for the three months and six months ended December 31, 2005, utilized the methodology and assumptions consistent with those used in prior periods under APB No. 25, which were disclosed in the Company’s previously filed Annual Report on Form 10-K for the year ended June 30, 2005.
Employee stock options granted by the Company are structured to qualify as “incentive stock options” (ISOs). Under current tax regulations, the Company does not receive a tax deduction for the issuance, exercise or disposition of ISOs if the employee meets certain holding period requirements. If the employee does not meet the holding requirements, a disqualifying disposition occurs, at which time the Company will receive a tax deduction. The Company does not record tax benefits related to ISOs unless and until a disqualifying disposition occurs. In the event of a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense. In accordance with SFAS No. 123(R), excess tax benefits (where the tax deduction exceeds the recorded compensation expense) are credited to “capital in excess of par” in the consolidated statement of shareowners’ equity and tax benefit deficiencies (where the recorded compensation expense exceeds the tax deduction) are debited to “capital in excess of par.”
Stock-based compensation expense totaled $110,000 and $175,000 for the three months and six months ended December 31, 2005, respectively. The related tax benefit of this expense for the three month and six month periods ended December 31, 2005, was $2,000. Basic and diluted earnings (loss) per share were impacted by approximately $0.01 and $0.02, respectively, for each of the same periods.
As of December 31, 2005, unrecognized compensation costs related to nonvested awards amounted to $774,000 and will be recognized over a weighted average period of approximately 2 years. The following sets forth a reconciliation of net income and earnings per share information for the three months and six months ended December 31, 2004, as if the Company had recognized compensation expense based on the fair value at the grant date for awards under the plan.

	Three Months	Six Months
Net income, as reported	$453,000	$2,866,000
Deduct:
Total stock-based compensation expense determined under the fair value method for all awards, net of tax effects	(62,000)	(122,000)

Pro forma net income	$391,000	$2,744,000

Pro forma basic earnings per share-after stock dividends	$0.04	$0.30

Pro forma diluted earnings per share-after stock dividends	$0.04	$0.29

The Company has an incentive stock option plan under which 912,142 common shares, which includes 760,000 original shares adjusted by 152,142 shares for the declaration of stock dividends, were reserved for option grants to key employees and directors at the fair market value of the stock at the date of the grant. As of December 31, 2005, there were 558,363 shares outstanding under option, with prices ranging from $5.77 to $9.00, a weighted average remaining contractual life of 3.99 years, and a weighted average exercise price of $6.99. No stock options were granted during the six months ended December 31, 2005. During the six months ended December 31, 2004, 2,000 stock options were granted with a per option fair market value of $8.91. Assumptions utilized in the expensing of stock options during those periods were in place and disclosed in the Company’s previously filed Annual Report on Form 10-K for the year ended June 30, 2005.
The following table summarizes additional information about stock options outstanding and exercisable at December 31, 2005:

Options Outstanding				Options Exercisable
Range of		Wtd Avg. Remaining	Wtd. Avg.		Wtd. Avg.
Exercise Prices	Number Outstanding	Contractual Life (years)	Exercise Price	Number Exercisable	Exercisable Price

$5.77 to $6.99	395,156	1.79	$6.16	352,261	$6.07
$8.08 to $9.00	163,207	9.31	$8.97	1,295	$8.31
At December 31, 2005, exercisable options and the per share weighted average exercise price were 353,556 and $6.07, respectively, with 154,108 remaining shares available for grant. In general, the Company’s policy is to issue new shares upon the exercise of a stock option. A summary of option activity under the Company’s stock option plan as of and for the six months ended December 31, 2005, is presented below:

			Weighted Average
	Shares	Weighted Average	Remaining	Aggregate
	Under Option	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at June 30, 2005 (1)	709,004	$6.38	3.75

Granted	—	—
Exercised	(137,037)	$4.20		$731,000

Forfeited or expired	(13,604)	$5.71

Outstanding at December 31, 2005	558,363	$6.99	3.99	$1,102,000

Exercisable at December 31, 2005	353,556	$6.07		$1,018,000

(1)	Options at June 30, 2005, have been adjusted to reflect the impact of the 5% stock dividend declared in October 2005.
The intrinsic value of options exercised, the difference between an option’s fair market value and its exercise price, during the six months ended December 31, 2004, amounted to $85,000.

2. INVENTORIES — Inventories are valued at the lower of cost (first-in, first-out basis) or market and include costs related to long-term contracts. Inventories, other than contract costs, are principally raw materials and supplies. The following are the approximate major classifications of inventory:

	December 31, 2005	June 30, 2005

Raw materials	$23,101,000	$23,463,000
Work in process and finished goods	13,897,000	13,384,000

	$36,998,000	$36,847,000

Work in process and finished goods inventories include $3.6 and $1.0 million of completed, but not yet accepted sonobuoys at December 31, 2005 and June 30, 2005, respectively. Inventories are reduced by progress billings to the U.S. government of approximately $10,156,000 and $5,649,000 at December 31 and June 30, 2005, respectively.
3. EARNINGS (LOSS) PER SHARE — On October 25, 2005, Sparton’s Board of Directors approved a 5% common stock dividend, with a distribution date of January 13, 2006, to eligible shareowners of record on December 21, 2005. To record the stock dividend, an amount equal to the fair market value of the common shares issued was transferred from retained earnings to common stock and capital in excess of par value, with the balance paid in cash in lieu of fractional shares of stock. All share and per share information for fiscal 2006 and 2005 has been adjusted to reflect the impact of all stock dividends declared for the periods shown.
Due to the Company’s fiscal 2006 reported net loss, 111,774 outstanding stock option share equivalents were excluded from the computation of diluted earnings per share during the six months ended December 31, 2005, because their inclusion would have been anti-dilutive. For the three months and six months ended December 31, 2005 and 2004, respectively, basic and diluted earnings per share were computed based on the following:

	Three Months		Six Months
	2005	2004	2005	2004

Weighted average basic shares outstanding	9,348,443	9,212,953	9,319,263	9,210,511
Effect of dilutive stock options	59,995	140,198	—	135,009

Weighted average diluted shares outstanding	9,408,438	9,353,151	9,319,263	9,345,520

Basic and diluted earnings (loss) per share — after stock dividends	$0.02	$0.05	$(0.12)	$0.31

4. COMPREHENSIVE INCOME (LOSS) — Comprehensive income (loss) includes net income (loss) as well as unrealized gains and losses, net of tax, on investment securities owned and investment securities held by an investee accounted for by the equity method, which are excluded from net income. Unrealized gains and losses, net of tax, are excluded from net income but are reflected as a direct charge or credit to shareowners’ equity. Comprehensive income (loss) and the related components are disclosed in the accompanying condensed consolidated statements of shareowners’ equity for the six months ended December 31, 2005 and 2004, respectively. Total comprehensive income (loss) is as follows for the three months and six months ended December 31, 2005 and 2004, respectively.

	Three Months		Six Months
	2005	2004	2005	2004

Net income (loss)	$202,000	$453,000	$(1,097,000)	$2,866,000

Other comprehensive income (loss), net of tax
Investment securities owned	(45,000)	(81,000)	(160,000)	(34,000)
Investment securities held by investee accounted for by the equity method	42,000	83,000	56,000	103,000

Total other comprehensive income (loss)	$199,000	$455,000	$(1,201,000)	$2,935,000

At December 31 and June 30, 2005, shareowners’ equity includes accumulated other comprehensive losses of $148,000 and $44,000, respectively, net of tax. The components of these amounts are as follows:

	December 31, 2005	June 30, 2005

Accumulated other comprehensive income (loss), net of tax:
Investment securities owned	$(251,000)	$(91,000)
Investment securities held by investee accounted for by the equity method	103,000	47,000

Accumulated other comprehensive loss	$(148,000)	$(44,000)

5. INVESTMENT SECURITIES — The investment portfolio has various maturity dates up to 30 years. A daily market exists for all investment securities. The Company believes that the impact of fluctuations in interest rates on its investment portfolio should not have a material impact on financial position or results of operations. Investments in debt securities that are not cash equivalents and marketable equity securities have been designated as available-for-sale. Those securities are reported at fair value, with net unrealized gains and losses included in accumulated other comprehensive income (loss), net of applicable taxes. Unrealized losses that are other than temporary are recognized in earnings. The Company does not believe there are any significant individual unrealized losses as of December 31, 2005, which would represent other than temporary losses and unrealized losses which have existed for one year or more. Realized gains and losses on investments are determined using the specific identification method. It is the Company’s intention to use these investment securities to provide working capital, fund the expansion of its business and for other business purposes.
At December 31, 2005, the Company had net unrealized losses of $369,000. At that date, the net after-tax effect of these losses was $251,000, which is included in accumulated other comprehensive loss within shareowners’ equity. For the six months ended December 31, 2005 and 2004, the Company had purchases of investment securities totaling $5,866,000 and $7,341,000, and proceeds from investment securities sales totaling $1,059,000 and $4,626,000, respectively.
The Company owns a 14% interest in Cybernet Systems Corporation (Cybernet), 12% on a fully diluted basis. This investment had a carrying value of $1,736,000 and $1,656,000 at December 31 and June 30, 2005, respectively, which represents the Company’s equity interest in Cybernet’s net assets plus $770,000 of goodwill (no longer being amortized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”). The investment in Cybernet is accounted for under the equity method, and is included in other assets on the condensed consolidated balance sheet. The Company believes that the equity method is appropriate given Sparton’s level of involvement in Cybernet. Prior to June 2002, Sparton accounted for its Cybernet investment using the cost method, which reflected a more passive involvement with Cybernet’s operations. Sparton’s current President and CEO is one of three Cybernet Board members and, as part of that position, is actively involved in Cybernet’s oversight and operations. In addition, he has a strategic management relationship with the owners, who are also the other two board members, resulting in his additional involvement in pursuing areas of common interest for both Cybernet and Sparton. The Company’s share of unrealized gains (losses) on available-for-sale securities held by Cybernet is carried in accumulated other comprehensive income (loss) within the shareowners’ equity section of the Company’s balance sheet.
The contractual maturities of debt securities as of December 31, 2005, were as follows:

	Years
	Within 1	1 to 5	5 to 10	Over 10	Total

Debt securities:
Corporate — primarily U.S.	$1,158,000	$3,660,000	$—	$203,000	$5,021,000
U.S. government and federal agency	713,000	3,681,000	1,913,000	2,168,000	8,475,000
State and municipal	854,000	2,811,000	706,000	500,000	4,871,000
Bond fund	5,020,000	—	—	—	5,020,000

Total debt securities	$7,745,000	$10,152,000	$2,619,000	$2,871,000	$23,387,000

6. COMMITMENTS AND CONTINGENCIES — One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been involved with ongoing environmental remediation since the early 1980’s. At December 31, 2005, Sparton has accrued $6,678,000 as its estimate of the minimum future undiscounted financial liability, of which $632,000 is classified as a current liability and included in accrued liabilities. The Company’s minimum cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment, operating, and continued monitoring costs for onsite and offsite pump and treat containment systems, as well as periodic reporting requirements.
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
Some of the printed circuit boards supplied to the Company for its aerospace sales have been discovered to be defective. The defect occurred during production at the board manufacturer’s facility, prior to shipment to Sparton for further processing. Sparton; the board manufacturer, Electropac Co., Inc.; and our customer who received the defective boards are working to contain the defective boards. While investigations are underway, $2.8 million of related product and associated expenses have been classified in Sparton’s balance sheet within other long-term assets as of December 31, 2005. As of this date, Sparton has made a demand on the board manufacturer for reimbursement of all costs and expenses incurred. In addition, in August 2005, Sparton Electronics Florida, Inc. filed an action in U.S. District Court of Florida against Electropac Co., Inc. to recover these costs. The likelihood that the claim will be resolved and the extent of Sparton’s exposure, if any, is unknown at this time. No loss contingency has been established at December 31, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of certain significant events affecting the Company’s earnings and financial condition during the periods included in the accompanying financial statements. Additional information regarding the Company can be accessed via Sparton’s website at www.sparton.com. Information provided at the website includes, among other items, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Quarterly Earnings Releases, News Releases, and the Code of Business Conduct and Ethics, as well as the various committee charters. These items are also available, free of charge, by contacting the Company’s Shareowners’ Relations department. The Company’s operations are in one line of business, electronic contract manufacturing services (EMS). Sparton’s capabilities range from product design and development through after market support, specializing in total business solutions for government, medical/scientific instrumentation, aerospace and industrial markets. These include the design, development and/or manufacture of electronic parts and assemblies for both government and commercial customers worldwide. Governmental sales are mainly sonobuoys.
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
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes there-to.

RESULTS OF OPERATIONS

	Three Months Ended December 31
	2005		2004
		%		%	%
	Net sales	of Total	Net sales	of Total	Change

Government	$7,738,000	20.5%	$3,445,000	10.0%	124.6%
Industrial/Other	14,832,000	39.3	11,518,000	33.4	28.8
Aerospace	11,434,000	30.3	16,311,000	47.2	(29.9)
Medical/Scientific Instrumentation	3,689,000	9.9	3,253,000	9.4	13.4

Totals	$37,693,000	100.0%	$34,527,000	100.0%	9.2%

Net sales for the three months ended December 31, 2005, totaled $37,693,000 an increase of $3,166,000 (9.2%) from the same quarter last year. Government sales increased from the prior year primarily due to increased availability and access to the sonobuoy test range and successful drop tests. Industrial sales, which include gaming, also improved. This improvement is reflective of continued strong sales to existing customers. Sales in the aerospace market decreased 29.9% in fiscal 2006, due principally to strong sales of collision avoidance systems in fiscal 2005. The level of sales for these products had not been expected to continue into fiscal 2006. Medical sales increased slightly from the prior year. However, growth in this area is not occurring as quickly as originally anticipated.
The following table presents income statement data as a percentage of net sales for the three months ended December 31, 2005 and 2004:

	2005	2004

Net sales	100.0%	100.0%
Costs of goods sold	90.0	90.0

Gross profit	10.0	10.0

Selling and administrative expenses	9.9	9.5
Other operating expenses	0.2	0.1

Operating income (loss)	(0.1)	0.4

Other income — net	0.9	1.5

Income before income taxes	0.8	1.9
Provision for income taxes	0.3	0.6

Net income	0.5%	1.3%

An operating loss of $60,000 was reported for the three months ended December 31, 2005, compared to operating income of $145,000 for the three months ended December 31, 2004. The gross profit percentage for the three months ended December 31, 2005 was 10%, consistent with the same period last year. Reflected in gross profit in the second quarter of fiscal 2006 were charges of $99,000 resulting from changes in estimates, primarily related to certain sonobuoy programs. These programs are now expected to be loss contracts and the Company has recognized the entire estimated losses as of December 31, 2005. These programs, which are anticipated to be completed and shipped during the remainder of this fiscal year, have a backlog of $6 million. Additional changes in estimates are not anticipated at this time. Also included in the second quarter of fiscal 2006 are the results from the Company’s new Vietnam facility, the start-up of which adversely impacted gross profit by $362,000. Finally, discussions and resolution with a current customer regarding the recovery of past material component costs were not completed and, as a result, $194,000 was charged to expense during the second quarter of fiscal 2006.
Selling and administrative expenses for the three months ended December 31, 2005, include $284,000 of litigation expenses related to the trial against NRTC, which is further discussed in Part II, Item 1 – “Other Information-Legal Proceedings” of this report. In addition, beginning in fiscal 2006 the Company was required to expense the vested portion of the fair value of stock options. Stock-based compensation expense for the second quarter of fiscal 2006, which is included in selling and administrative expense, totaled $110,000. The remainder of the increase in selling and administrative expenses relates to minor increases in various categories, such as wages, employee benefits, insurance, and other items.
Interest and investment income for the three months ended December 31, 2005, increased slightly from the prior year, mainly due to higher interest rates. Other income-net for the three months ended December 31, 2005, was $111,000, versus $299,000 in fiscal 2005. Translation adjustments, along with gains and losses from foreign currency transactions, are included in other income and, in the aggregate, amounted to a gain of $112,000 and $295,000 during the three months ended December 31, 2005 and 2004, respectively.

Due to the factors described above, the Company reported a net income of $202,000 ($0.02 per share, basic and diluted) for the three months ended December 31, 2005, versus net income of $453,000 ($0.05 per share, basic and diluted) for the corresponding period last year.

	Six Months Ended December 31
	2005		2004
		%		%	%
	Net sales	of Total	Net sales	of Total	Change

Government	$17,104,000	22.8%	$14,367,000	18.0%	19.1%
Industrial/Other	27,366,000	36.4	23,401,000	29.4	16.9
Aerospace	23,832,000	31.8	34,988,000	43.9	(31.9)
Medical/Scientific Instrumentation	6,697,000	9.0	6,959,000	8.7	(3.8)

Totals	$74,999,000	100.0%	$79,715,000	100.0%	(5.9)%

Net sales for the six months ended December 31, 2005, totaled $74,999,000, a decrease of $4,716,000 (5.9%) from the same period last year. Government sales increased by $2,737,000, primarily due to increased availability and access to the sonobuoy test range and successful drop tests. Industrial sales, which include gaming, also improved. This improvement is reflective of continued strong sales to existing customers. Sales in the aerospace market decreased 31.9% in fiscal 2006, due principally to strong sales of collision avoidance systems in fiscal 2005. The level of sales for these products had not been expected to continue into fiscal 2006. Medical sales declined slightly from the prior year, primarily due to delayed program start-ups. Growth in this area is not occurring as quickly as originally anticipated.
While the Company continues to work on diversifying its customer base, the majority of the Company’s sales come from a small number of customers. Sales to our six largest customers, including government sales, accounted for approximately 76% of net sales in both fiscal 2006 and 2005. Four of the customers, including government, were the same both years. One of the aerospace customers, with six separate facilities to which we supply product, provided 18% and 31% of total sales through December 31, 2005 and 2004, respectively.
The following table presents income statement data as a percentage of net sales for the six months ended December 31, 2005 and 2004:

	2005	2004

Net sales	100.0%	100.0%
Costs of goods sold	92.7	87.5

Gross profit	7.3	12.5

Selling and administrative expenses	10.4	8.4
Other operating expenses	—	0.2

Operating income (loss)	(3.1)	3.9

Other income — net	0.9	1.4

Income (loss) before income taxes	(2.2)	5.3
Provision (credit) for income taxes	(0.7)	1.7

Net income (loss)	(1.5)%	3.6%

An operating loss of $2,362,000 was reported for the six months ended December 31, 2005, compared to operating income of $3,140,000 for the six months ended December 31, 2004. The gross profit percentage for the six months ended December 31, 2005, was 7.3%, down from 12.5% for the same period last year. Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and new product introduction, all of which impacted fiscal 2006 performance. In addition, as many of the Company’s costs and operating expenses are fixed, a reduction in customer demand, as evidenced above, depresses gross profit and operating income. Reflected in gross profit at December 31, 2005 were charges of $652,000 resulting from changes in estimates, primarily related to certain sonobuoy programs. These programs are now expected to be loss contracts and the Company recognized the entire estimated losses as of December 31, 2005. These programs, which are anticipated to be completed and shipped during the remainder of this fiscal year, have a backlog of $6 million. Additional changes in estimates are not anticipated at this time. Included at December 31, 2005, are the results from the Company’s new Vietnam facility, the start-up of which adversely impacted gross profit by $686,000. In addition, the prior year’s profit benefited by the inclusion of the delayed government sales of $4.7 million. These sales carried a higher than usual margin, contributing $1.7 million in the first quarter of fiscal 2005, which sales in fiscal 2006 were unable to match. The current year’s depressed gross profit also includes several medical programs, which are in a loss position due to their current status in the startup phase. Two of these programs had negative margins which, as of December 31, 2005, totaled $191,000. The issues related to these losses have been addressed. Finally, discussions and resolution with a current customer regarding the recovery of past material component costs, $183,000 of which were previously deferred, were not completed and as a result, $548,000 was charged to expense during the six months ended December 31, 2006. The Company is continuing its efforts to fully recover these costs.
The majority of the increased selling and administrative expenses, as a percentage of sales, was due to the significant decrease in sales during the six months ended December 31, 2005, compared to the same period last year, without a related decrease in these expenses. Selling and administrative expenses in fiscal 2006 also include approximately $479,000 of litigation expenses related to the NRTC litigation, which is further discussed in Part II, Item 1 – “Other Information-Legal Proceedings” of this report. In addition, beginning in fiscal 2006 the Company was required to expense the vested portion of the fair value of stock options. Stock-based compensation expense recorded for the six months ended December 31, 2005, which is included in selling and administrative expense, totaled $175,000. The remainder of the increase in selling and administrative expenses relates to minor increases in various categories, such as wages, employee benefits, insurance, and other items.
Interest and investment income for the six months ended December 31, 2005, increased slightly from the prior year, mainly due to higher interest rates. Other income-net for the six months ended December 31, 2005, was $221,000, versus $658,000 in fiscal 2005. Translation adjustments, along with gains and losses from foreign currency transactions, are included in other income and, in the aggregate, amounted to a gain of $223,000 and $656,000 during the six months ended December 31, 2005 and 2004, respectively.
Due to the factors described above, the Company reported a net loss of $1,097,000 (($0.12) per share, basic and diluted) for the six months ended December 31, 2005, versus net income of $2,866,000 ($0.31 per share, basic and diluted) for the corresponding period last year.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s primary source of liquidity and capital resources has historically been from operations. Short-term credit facilities have been used in the past, but not in recent years. Certain government contracts provide for interim progress billings based on costs incurred. These progress billings reduce the amount of cash that would otherwise be required during the performance of these contracts. As the volume of U.S. defense-related contract work declines, so has the relative importance of progress billings as a liquidity resource. At the present time, the Company plans on using its investment securities to provide working capital and to strategically invest in additional property, plant and equipment to accommodate growth. Growth is expected to be achieved through internal expansion and/or acquisition or joint venture. In addition, the Company’s previously announced $4,000,000 stock repurchase program is expected to utilize a portion of the Company’s investments. As of December 31, 2005, approximately 20,000 shares, at a cost of approximately $200,000, have been purchased.
For the six months ended December 31, 2005, cash and cash equivalents decreased $697,000 to $8,672,000. Operating activities provided $3,160,000 in net cash flows. The primary source of cash for the six months ended December 31, 2005 and 2004 was significant receipts from the collection of sales recognized in the last quarters of the prior years, which is reflected as a decrease in accounts receivable. In addition, a significant source of cash for the six months ended December 31, 2005, was the collection of $5.5 million in July 2005 from a legal settlement with insurance carriers related to the reimbursement of remediation expenses at the Company’s Coors Road facility. The primary use of cash for both years was a decrease in accounts payable and accrued liabilities, which in fiscal 2006 reflects the $2.4 million of income taxes payable from fiscal 2005.
Cash flows used by investing activities during the six months ended December 31, 2005, totaled $3,276,000, the primary use of which was the purchase of investment securities. Cash flows used by financing activities were $580,000, as discussed below.
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
At December 31 and June 30, 2005, the aggregate government funded EMS backlog was approximately $36 million and $42 million, respectively. A majority of the December 31, 2005, backlog is expected to be realized in the next 12-15 months. Commercial EMS orders are not included in the backlog. The Company does not believe the amount of commercial activity covered by firm purchase orders is a meaningful measure of future sales, as such orders may be rescheduled or cancelled without significant penalty.

Construction of the Company’s new plant in Vietnam has been completed, and regular production started in May 2005. This new facility is anticipated to provide increased growth opportunities for the Company, in current as well as new markets. As the Company has not previously done business in this emerging market, there are many uncertainties and risks inherent in this venture. To date, the Company’s total investment approximates $7 million, which includes land, building, and initial operating expenses, with approximately $3 million having been expended for the construction of the new facility, primarily in fiscal 2005. The new company operates under the name Spartronics. The Company is also continuing a program of identifying and evaluating potential acquisition candidates in both the defense and medical markets.
No cash dividends were paid in fiscal 2005. In fiscal 2006, a cash dividend totaling $889,000, $0.10 per share, was paid to shareowners on October 5, 2005. In addition, a 5% stock dividend was declared in October 2005, and distributed in January 2006.
At December 31, 2005, the Company had $95,567,000 in shareowners’ equity ($10.19 per share), $74,389,000 in working capital, and a 4.99:1.00 working capital ratio. For the foreseeable future (12-18 months), the Company believes it has sufficient liquidity for its anticipated needs, unless a significant business acquisition is identified and completed for cash.
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
Allowance for Possible Losses on Receivables
The accounts receivable balance is recorded net of allowances for amounts not expected to be collected from customers. The allowance is estimated based on historical experience of write-offs, the level of past due amounts, information known about specific customers with respect to their ability to make payments, and future expectations of conditions that might impact the collectibility of accounts. Accounts receivable are generally due under normal trade terms for the industry. Credit is granted, and credit evaluations are periodically performed, based on a customers’ financial condition and other factors. Although the Company does not generally require collateral, cash in advance or letters of credit may be required from customers in certain circumstances, including some foreign customers. When management determines that it is probable that an account will not be collected, it is charged against the allowance for possible losses. The Company reviews the adequacy of its allowance monthly. The allowance for doubtful accounts was $180,000 and $6,000 at December 31 and June 30, 2005, respectively. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payment, an additional allowance may be required. Given the Company’s significant balance of government receivables and letters of credit from foreign customers, collection risk is considered minimal. Historically, uncollectible accounts have been generally insignificant and the minimal allowance is deemed adequate.
Pension Obligations
The Company calculates the cost of providing pension benefits under the provisions of SFAS No. 87, “Employers’ Accounting for Pensions.” The key assumptions required within the provisions of SFAS No. 87 are used in making these calculations. The most significant of these assumptions are the discount rate used to value the future obligations and the expected return on pension plan assets. The discount rate is consistent with market interest rates on high-quality, fixed income investments. The expected return on assets is based on long-term returns and assets held by the plan, which is influenced by historical averages. If actual interest rates and returns on plan assets materially differ from the assumptions, future adjustments to the financial statements would be required. While changes in these assumptions can have a significant effect on the pension benefit obligations reported in the Condensed Consolidated Balance Sheets and the unrecognized gain or loss accounts, the effect of changes in these assumptions is not expected to have the same relative effect on net periodic pension expense in the near term. While these assumptions may change in the future based on changes in long-term interest rates and market conditions, there are no known expected changes in these assumptions as of December 31, 2005. As indicated above, to the extent the assumptions differ from actual results, there would be a future impact on the financial statements. The extent to which this will result in future expense is not determinable at this time as it will depend upon a number of variables, including trends in interest rates and the actual return on plan assets. No cash payments are expected to be required for the next several years due to the plan’s funded status.

OTHER
LITIGATION
One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico, has been the subject of ongoing investigations conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). The investigation began in the early 1980’s and involved a review of onsite and offsite environmental impacts.
At December 31, 2005, Sparton has accrued $6,678,000 million as its estimate of the future undiscounted minimum financial liability with respect to this matter. The Company’s cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred and is anticipated to cover approximately the next 25 years. The Company’s estimate includes equipment and operating costs for onsite and offsite operations and is based on existing methodology. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. It is possible that cash flows and results of operations could be affected by the impact of the ultimate resolution of this contingency.
Some of the printed circuit boards supplied to the Company for its aerospace sales have been discovered to be defective. The defect occurred during production at the board manufacturer’s facility, prior to shipment to Sparton for further processing. Sparton; the board manufacturer, Electropac Co., Inc.; and our customer who received the defective boards are working to contain the defective boards. While investigations are underway, $2.8 million of related product and associated expenses have been classified in Sparton’s balance sheet within other long-term assets as of December 31, 2005. As of this date, Sparton has made a demand on the board manufacturer for reimbursement of all costs and expenses incurred. In addition, in August 2005, Sparton Electronics Florida, Inc. filed an action in U.S. District Court of Florida against Electropac Co., Inc. to recover these costs. The likelihood that the claim will be resolved and the extent of Sparton’s exposure, if any, is unknown at this time. No loss contingency has been established at December 31, 2005.
In September 2002, Sparton Technology, Inc, (STI) filed an action in the U.S. District Court for the Eastern District of Michigan to recover certain unreimbursed costs incurred as a result of a manufacturing relationship with two entities, Util-LINK, LLC (Util-LINK) of Delaware and National Rural Telecommunications Cooperative (NRTC) of the District of Columbia. On or about October 21, 2002, the defendants filed a counterclaim seeking money damages alleging that STI breached its duties in the manufacture of products for the defendants. The defendant NRTC asked for damages in the amount of $20 million for the loss of its investment in and loans to Util-LINK. In addition, the defendant Util-LINK had asked for damages in the amount of $25 million for lost profits. Sparton had reviewed these claims and felt they were duplicative. Util-LINK did not pursue its claim at trial.
The jury trial commenced on September 19, 2005, and concluded with judgment being entered on November 9, 2005. The jury awarded Sparton damages in the amount of $3.6 million, of which approximately $1.9 million (pre-tax) represents deferred costs related to acquisition of raw materials currently on the Company’s records. The remainder, which represents a recovery of past costs incurred by the Company, will be recognized as income upon conclusive determination of the outcome of this matter. The jury also found that Sparton had not breached its duties in the manufacture of product for the defendants, therefore, no damages were awarded to either Util-LINK or NRTC. As Sparton expected, there were post trial proceedings which may include an appeal of the decisions that could impact any ultimate result. Because of the continued uncertainty surrounding this matter, the Company did not record any gain from the settlement award as of December 31, 2005.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company manufactures its products in the United States and Canada, and most recently in Vietnam. Sales are to customers in the U.S. and Canada, as well as in other foreign markets. The Company is potentially subject to foreign currency exchange rate risk relating to intercompany activity and balances and to receipts from customers and payments to suppliers in foreign currencies. Also, adjustments related to the translation of the Company’s Canadian and Vietnamese financial statements into U.S. dollars are included in current earnings. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in the domestic and foreign markets in which the Company operates. However, minimal third party receivables and payables are denominated in foreign currency and the related market risk exposure is considered to be immaterial. Historically, foreign currency gains and losses related to intercompany activity and balances have not been significant. However, due to the recent strengthened Canadian dollar, the impact of transaction and translation gains has increased. If the exchange rate were to materially change, the Company’s financial position could be significantly affected.

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
As of December 31, 2005, an evaluation was updated by the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures continue to be effective as of December 31, 2005. There have been no changes in the Company’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been involved with ongoing environmental remediation since the early 1980’s. At December 31, 2005, Sparton has accrued $6,678,000 as its estimate of the minimum future undiscounted financial liability, of which $632,000 is classified as a current liability and included in accrued liabilities. The Company’s minimum cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment, operating, and continued monitoring costs for onsite and offsite pump and treat containment systems, as well as periodic reporting requirements.
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
In September 2002, Sparton Technology, Inc, (STI) filed an action in the U.S. District Court for the Eastern District of Michigan to recover certain unreimbursed costs incurred as a result of a manufacturing relationship with two entities, Util-LINK, LLC (Util-LINK) of Delaware and National Rural Telecommunications Cooperative (NRTC) of the District of Columbia. On or about

October 21, 2002, the defendants filed a counterclaim seeking money damages alleging that STI breached its duties in the manufacture of products for the defendants. The defendant NRTC asked for damages in the amount of $20 million for the loss of its investment in and loans to Util-LINK. In addition, the defendant Util-LINK had asked for damages in the amount of $25 million for lost profits. Sparton had reviewed these claims and felt they were duplicative. Util-LINK did not pursue its claim at trial.
The jury trial commenced on September 19, 2005, and concluded with judgment being entered on November 9, 2005. The jury awarded Sparton damages in the amount of $3.6 million, of which approximately $1.9 million (pre-tax) represents deferred costs related to acquisition of raw materials currently on the Company’s records. The remainder, which represents a recovery of past costs incurred by the Company, will be recognized as income upon conclusive determination of the outcome of this matter. The jury also found that Sparton had not breached its duties in the manufacture of product for the defendants, therefore, no damages were awarded to either Util-LINK or NRTC. As Sparton expected, there were post trial proceedings which may include an appeal of the decisions that could impact any ultimate result. Because of the continued uncertainty surrounding this matter, the Company did not record any gain from the settlement award as of December 31, 2005.
Some of the printed circuit boards supplied to the Company for its aerospace sales have been discovered to be defective. The defect occurred during production at the board manufacturer’s facility, prior to shipment to Sparton for further processing. Sparton; the board manufacturer, Electropac Co., Inc.; and our customer who received the defective boards are working to contain the defective boards. While investigations are underway, $2.8 million of related product and associated expenses have been classified in Sparton’s balance sheet within other long-term assets as of December 31, 2005. As of this date, Sparton has made a demand on the board manufacturer for reimbursement of all costs and expenses incurred. In addition, in August 2005, Sparton Electronics Florida, Inc. filed an action in U.S. District Court of Florida against Electropac Co., Inc. to recover these costs. The likelihood that the claim will be resolved and the extent of Sparton’s exposure, if any, is unknown at this time. No loss contingency has been established at December 31, 2005.
The foregoing proceedings were disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Repurchases of Equity Securities
As of December 31, 2005, the Company had one publicly-announced share repurchase program outstanding. Announced August 29, 2005, effective September 14, 2005, the program provides for the repurchase of up to $4.0 million of shares of the Company’s outstanding common stock in open market transactions. The program expires September 14, 2007.
Information on shares repurchased in the most recently completed quarter is as follows:

				Maximum number
			Total number	of shares (or
			of shares	approximate dollar
	Total number	Average	purchased as	value) that may
	of shares	price paid	part of publicly	yet be purchased
Period	purchased	per share	announced programs	under the program

October 1-31	11,137	$10.18	11,137	$3,887,000
November 1-30	3,400	9.55	3,400	3,854,000
December 1-31	5,700	9.47	5,700	3,800,000

Total	20,237	$9.88	20,237	$3,800,000

Item 4. Submission of Matters to a Vote of Security Holders
Results of matters submitted to a vote of security holders were previously reported in the Company’s Form 10-Q for the three-month period ended September 30, 2005.
Item 6. Exhibits

3.1	Amended Articles of Incorporation of the Registrant were filed on Form 10-Q for the three-month period ended December 31, 2004, and are incorporated herein by reference.

3.2	Amended Code of Regulation of the Registrant were filed on Form 10-Q for the three-month period ended December 31, 2004, and are incorporated herein by reference.

3.3	The amended By-Laws of the Registrant were filed on Form 10-Q for the nine-month period ended March 31, 2004, and are incorporated herein by reference.

31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 10, 2006	/s/ DAVID W. HOCKENBROCHT
David W. Hockenbrocht, Chief Executive Officer

Date: February 10, 2006	/s/ RICHARD L. LANGLEY
Richard L. Langley, Chief Financial Officer