Form 10-Q
period 2006-03-31
SPARTON CORP
filed 2006-05-12
CIK 92679

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding at
Class of Common Stock	April 30, 2006
$1.25 Par Value	9,395,919

PART I
Item 1. Financial Statements
SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2006	June 30, 2005
Assets
Current assets:
Cash and cash equivalents	$13,195,036	$9,368,120
Short-term investments	23,095,196	20,659,621
Accounts receivable	20,058,502	26,004,945
Environmental settlement receivable	—	5,455,000
Inventories and costs on contracts in progress	35,532,585	36,847,385
Deferred taxes	2,087,059	2,640,561
Prepaid expenses and other current assets	884,003	631,132

Total current assets	94,852,381	101,606,764

Pension asset	4,557,826	4,968,507
Other assets	6,917,382	6,454,526
Property, plant and equipment, net	15,336,204	16,430,989

Total assets	$121,663,793	$129,460,786

Liabilities and Shareowners’ Equity
Current liabilities:
Accounts payable	$10,054,875	$12,694,057
Salaries and wages	3,416,839	4,435,089
Accrued health benefits	1,264,325	1,041,850
Other accrued liabilities	4,382,753	5,518,920
Income taxes payable	160,265	2,414,294

Total current liabilities	19,279,057	26,104,210

Environmental remediation — noncurrent portion	5,977,090	6,184,590

Shareowners’ equity:
Preferred stock, no par value; 200,000 shares authorized, none outstanding	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 9,391,822 shares outstanding at March 31, 2006 and 8,830,428 shares outstanding at June 30, 2005	11,739,778	11,038,035
Capital in excess of par value	15,060,785	10,558,757
Accumulated other comprehensive loss	(170,180)	(44,198)
Retained earnings	69,777,263	75,619,392

Total shareowners’ equity	96,407,646	97,171,986

Total liabilities and shareowners’ equity	$121,663,793	$129,460,786

See accompanying notes to condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
Periods Ended March 31, 2006 and 2005

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005

Net sales	$45,303,199	$41,561,001	$120,302,471	$121,276,223
Costs of goods sold	40,651,519	38,238,550	110,173,163	108,010,683

Gross profit	4,651,680	3,322,451	10,129,308	13,265,540

Selling and administrative expenses	3,930,958	3,158,980	11,694,855	9,822,128

EPA related — net environmental remediation	29,994	123,315	796	282,348

Loss (gain) on sale of property, plant and equipment	(5,693)	42,342	98,898	42,342

Operating income (loss)	696,421	(2,186)	(1,665,241)	3,118,722

Other income (expense):
Interest and investment income	293,008	231,095	820,835	653,336
Equity income (loss) in investment	3,000	(5,000)	2,000	(10,000)
Other — net	77,903	(29,602)	298,597	647,488

	373,911	196,493	1,121,432	1,290,824

Income (loss) before income taxes	1,070,332	194,307	(543,809)	4,409,546
Provision (credit) for income taxes	343,000	(114,000)	(174,000)	1,235,000

Net income (loss)	$727,332	$308,307	$(369,809)	$3,174,546

Basic and diluted earnings (loss) per share (1)	$0.08	$0.03	$(0.04)	$0.34

(1)	All share and per share information have been adjusted to reflect the impact of the 5% stock dividend declared in October 2005.
See accompanying notes to condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
	2006	2005

Cash flows from Operating Activities:
Net income (loss)	$(369,809)	$3,174,546
Add (deduct) noncash items affecting operations:
Depreciation, amortization and accretion	1,490,979	1,241,533
Deferred income taxes (benefit)	679,731	(635,706)
Pension expense	410,681	360,346
Share-based compensation	253,420	—
Loss on sale of property, plant and equipment	98,898	42,342
Loss on sale of investment securities	25,432	34,510
Equity (gain) loss in investment	(2,000)	10,000
Other, primarily changes in customer and vendor claims	(391,396)	—
Add (deduct) changes in operating assets and liabilities:
Accounts receivable	5,946,443	720,103
Environmental settlement receivable	5,455,000	—
Income taxes recoverable	—	559,706
Inventories and prepaid expenses	1,061,929	823,956
Accounts payable and accrued liabilities	(7,032,653)	972,522

Net cash provided by operating activities	7,626,655	7,303,858

Cash flows from Investing Activities:
Purchases of investment securities	(7,052,763)	(8,870,255)
Proceeds from sale of investment securities	1,677,746	5,535,722
Proceeds from maturity of investment securities	2,583,602	965,000
Purchases of property, plant and equipment	(459,895)	(5,166,303)
Other, principally noncurrent other assets	(26,460)	(152,618)

Net cash used by investing activities	(3,277,770)	(7,688,454)

Cash flows from Financing Activities:
Proceeds from exercise of stock options	571,251	254,400
Tax effect from stock transactions	70,029	—
Stock dividends — cash paid in lieu of fractional shares	(3,654)	(2,937)
Repurchases of common stock	(270,186)	—
Cash dividend	(889,409)	—

Net cash (used) provided by financing activities	(521,969)	251,463

Increase (decrease) in cash and cash equivalents	3,826,916	(133,133)
Cash and cash equivalents at beginning of period	9,368,120	10,820,461

Cash and cash equivalents at end of period	$13,195,036	$10,687,328

Supplemental disclosures of cash paid during the period:
Income taxes — net	$1,395,000	$95,000

See accompanying notes to condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareowners’ Equity (Unaudited)

	Nine Months Ended March 31, 2006
			Capital	Accumulated other
	Common Stock		in excess	comprehensive	Retained
	Shares	Amount	of par value	income (loss)	earnings	Total

Balance at July 1, 2005	8,830,428	$11,038,035	$10,558,757	$(44,198)	$75,619,392	$97,171,986

Repurchases of common stock as part of 2005 share repurchase program	(28,237)	(35,296)	(34,199)		(200,691)	(270,186)
Cash dividend ($0. 10 per share)					(889,409)	(889,409)
Stock options exercised, net of common stock surrendered to facilitate exercise	143,294	179,118	392,133			571,251
Share-based compensation			253,420			253,420
Tax effect from stock transactions			70,029			70,029
Stock dividend (5% declared October 25, 2005)	446,337	557,921	3,820,645		(4,382,220)	(3,654)

Comprehensive income (loss), net of tax:
Net loss					(369,809)	(369,809)
Net unrealized loss on investment securities owned				(224,767)		(224,767)
Reclassification adjustment for net loss realized and reported in net loss				16,785		16,785
Net unrealized gain on equity investment				82,000		82,000

Comprehensive loss						(495,791)

Balance at March 31, 2006	9,391,822	$11,739,778	$15,060,785	$(170,180)	$69,777,263	$96,407,646

	Nine Months Ended March 31, 2005
			Capital	Accumulated other
	Common Stock		in excess	comprehensive	Retained
	Shares	Amount	of par value	income (loss)	earnings	Total

Balance at July 1, 2004	8,351,538	$10,439,423	$7,134,149	$62,368	$71,230,159	$88,866,099

Stock options exercised	52,419	65,524	188,876			254,400
Stock dividend (5% declared November 9, 2004)	417,507	521,883	3,198,104		(3,722,924)	(2,937)

Comprehensive income (loss), net of tax:
Net income					3,174,546	3,174,546
Net unrealized loss on investment securities owned				(194,724)		(194,724)
Reclassification adjustment for net loss realized and reported in net income				22,777		22,777
Net unrealized gain on equity investment				44,000		44,000

Comprehensive income						3,046,599

Balance at March 31, 2005	8,821,464	$11,026,830	$10,521,129	$(65,579)	$70,681,781	$92,164,161

See accompanying notes to condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — The following is a summary of the Company’s significant accounting policies not discussed elsewhere within this report.
Basis of presentation — The accompanying unaudited Condensed Consolidated Financial Statements of Sparton Corporation and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All significant intercompany transactions and accounts have been eliminated. The Condensed Consolidated Balance Sheet at March 31, 2006, and the related Condensed Consolidated Statements of Operations, Cash Flows and Shareowners’ Equity for the nine months ended March 31, 2006 and 2005 are unaudited, but include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of such financial statements. Certain reclassifications of prior period amounts have been made to conform to the current presentation. Operating results for the nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006.
The balance sheet at June 30, 2005, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.
Operations — The Company provides design and electronic manufacturing services, which include a complete range of engineering, pre-manufacturing and post-manufacturing services. Capabilities range from product design and development through aftermarket support. All facilities are registered to ISO 9001, with most having additional certifications. The Company operates in one line of business, electronic contract manufacturing services (EMS). Products and services include complete “Box Build” products for Original Equipment Manufacturers, microprocessor-based systems, transducers, printed circuit boards and assemblies, sensors and electromechanical devices. Markets served are in the medical/scientific instrumentation, aerospace, and other industries, with a focus on regulated markets. The Company also develops and manufactures sonobuoys, anti-submarine warfare (ASW) devices, used by the U.S. Navy and other free-world countries. Many of the physical and technical attributes in the production of sonobuoys are the same as those required in the production of the Company’s other electrical and electromechanical products and assemblies.
Use of estimates — Accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the disclosure of assets and liabilities and the amounts reported in these interim financial statements and accompanying notes. Actual results could differ from those estimates.
Revenue recognition — The Company’s net sales are comprised primarily of product sales, with supplementary revenues earned from engineering and design services. Standard contract terms are FOB shipping point. Revenue from product sales is generally recognized upon shipment of the goods; service revenue is recognized as the service is performed or under the percentage of completion method, depending on the nature of the arrangement. Long-term contracts relate principally to government defense contracts. These contracts are accounted for based on completed units accepted and their estimated average contract cost per unit. Costs and fees billed under cost-reimbursement-type contracts are recorded as sales. A provision for the entire amount of a loss on a contract is charged to operations as soon as the loss is identified and determinable. Shipping and handling costs are included in costs of goods sold.
Short-term investments — Investments in debt securities that are not cash equivalents or marketable equity securities have been designated as available for sale. These securities, all of which are investment grade, are reported at fair value, with net unrealized gains and losses included in accumulated other comprehensive income or loss, net of applicable taxes. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses on investments are determined using the specific identification method.
Other investment — The Company has an active investment in Cybernet Systems Corporation, which is accounted for under the equity method, as more fully discussed in Note 5.

Market risk exposure — The Company manufactures its products in the United States and Canada, and most recently in Vietnam. Sales of the Company’s products are in the U.S. and Canada, as well as other foreign markets. The Company is potentially subject to foreign currency exchange rate risk relating to intercompany activity and balances, receipts from customers, and payments to suppliers in foreign currencies. Also, adjustments related to the translation of the Company’s Canadian and Vietnamese financial statements into U.S. dollars are included in current earnings. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in the domestic and foreign markets in which the Company operates. However, minimal third party receivables and payables are denominated in foreign currency and the related market risk exposure is considered to be immaterial. Historically, foreign currency gains and losses related to intercompany activity and balances have not been significant. However, due to the strengthened Canadian dollar, the impact of transaction and translation gains has increased. If the exchange rate were to materially change, the Company’s financial position could be significantly affected.
The Company has financial instruments that are subject to interest rate risk, principally short-term investments. Historically, the Company has not experienced material gains or losses due to such interest rate changes. Based on the current holdings of short-term investments, interest rate risk is not considered to be material.
New accounting standards — In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement is effective for the Company as of July 1, 2006. The Company does not expect the adoption of SFAS No. 154 will have a significant impact on the manner of display of its results of operations or financial position.
In December 2004, the FASB issued SFAS No. 123(R), “Share-based Payment”, which replaces SFAS No. 123, “Accounting for Share-based Compensation”, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). The Statement requires that the calculated cost resulting from all share-based payment transactions be recognized in the financial statements. The Statement also establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. The Statement was effective for the Company beginning July 1, 2005. The “modified prospective” method was required upon adoption; accordingly, results of prior periods have not been restated. Under the modified prospective method, the Statement applies to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the unvested portion of awards as of the effective date is required to be recognized after the effective date as the awards vest. As of July 1, 2005, the Company implemented SFAS No. l23(R), with share-based compensation expense now reflected in the Company’s interim statements of operations. See the “Stock options” note below for additional information regarding the adoption of SFAS No. 123(R).
Periodic benefit cost — The Company follows the disclosure requirements of SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” For the three months and nine months ended March 31, 2006 and 2005, $137,000 and $96,000, and $411,000 and $360,000, respectively, of expense has been recorded. The components of net periodic pension expense for each of the periods presented were as follows:

	Three Months		Nine Months
	2006	2005	2006	2005

Service cost	$128,000	$110,000	$410,000	$412,000
Interest cost	163,000	154,000	511,000	498,000
Expected return on plan assets	(227,000)	(228,000)	(726,000)	(734,000)
Amortization of prior service cost	24,000	24,000	75,000	72,000
Amortization of net loss	49,000	36,000	141,000	112,000

Net periodic benefit cost	$137,000	$96,000	$411,000	$360,000

Common stock repurchases — The Company records common stock repurchases at cost. The excess of cost over par value is first allocated to capital in excess of par value based on the per share amount of capital in excess of par value for all shares, with the remainder charged to retained earnings.

Stock options — As of July 1, 2005, SFAS No. 123(R) became effective for the Company. The Company had previously followed APB No. 25 and related Interpretations in accounting for its employee stock options. Under APB No. 25, no compensation expense was recognized, as the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of grant. Under SFAS No. 123(R), compensation expense is now recognized in the Company’s financial statements. Share-based compensation cost is measured on the grant date, based on the fair value of the award calculated at that date, and is recognized over the employee’s requisite service period, which generally is the options’ vesting period. Fair value is calculated using the Black-Scholes option pricing model. The Black-Scholes calculation performed for the three months and nine months ended March 31, 2006, utilized the methodology and assumptions consistent with those used in prior periods under SFAS No. 123, which were disclosed in the Company’s previously filed Annual Report on Form 10-K for the year ended June 30, 2005.
Employee stock options granted by the Company are structured to qualify as “incentive stock options” (ISOs). Under current federal income tax regulations, the Company does not receive a tax deduction for the issuance, exercise or disposition of ISOs if the employee meets certain holding period requirements. If the employee does not meet the holding period requirement a disqualifying disposition occurs, at which time the Company can receive a tax deduction. The Company does not record tax benefits related to ISOs unless and until a disqualifying disposition occurs. In the event of a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense. In accordance with SFAS No. 123(R), excess tax benefits (where the tax deduction exceeds the recorded compensation expense) are credited to “capital in excess of par value” in the consolidated statement of shareowners’ equity and tax benefit deficiencies (where the recorded compensation expense exceeds the tax deduction) are charged to “capital in excess of par value.”
The Company has an incentive stock option plan under which 912,142 common shares, which includes 760,000 original shares adjusted by 152,142 shares for the declaration of stock dividends, were reserved for option grants to key employees and directors at the fair market value of the stock at the date of the grant. Options granted have either a five or ten-year term and become vested and exercisable cumulatively beginning one year after the grant date, in four equal annual installments. Options may terminate before their expiration dates if the optionee’s status as an employee is terminated, or upon death. No stock options were granted during the nine months ended March 31, 2006. During the nine months ended March 31, 2005, 2,000 stock options were granted with a per option fair value (the exercise price) of $8.91. Assumptions utilized in the proforma expense reporting of stock options during those periods were in place and disclosed in the Company’s previously filed Annual Report on Form 10-K for the year ended June 30, 2005.
Share-based compensation expense totaled $78,000 and $253,000 for the three months and nine months ended March 31, 2006, respectively, all of which relates to awards granted prior to July 1, 2005. The related tax benefit of this expense for the three month and nine month periods ended March 31, 2006, was $2,000 and $4,000, respectively. Basic and diluted earnings (loss) per share were impacted by approximately $.01 and $(.03), respectively, for each of the same periods.
As of March 31, 2006, unrecognized compensation costs related to nonvested awards amounted to $654,000 and will be recognized over a weighted average period of approximately 1.84 years. The following sets forth a reconciliation of net income and earnings per share information for the three months and nine months ended March 31, 2005, as if the Company had recognized compensation expense based on the fair value at the grant date for awards under the plan.

	Three Months	Nine Months
Net income, as reported	$308,000	$3,175,000
Deduct:
Total share-based compensation expense determined under the fair value method for all awards, net of tax effects	42,000	125,000

Pro forma net income	$266,000	$3,050,000

Pro forma basic and diluted earnings per share — after stock dividends	$0.03	$0.33

The following table summarizes additional information about stock options outstanding and exercisable at March 31, 2006:

Options Outstanding				Options Exercisable
Range of		Wtd. Avg. Remaining	Wtd. Avg.		Wtd. Avg.
Exercise Prices	Number Outstanding	Contractual Life (years)	Exercise Price	Number Exercisable	Exercisable Price

$5.77 to $6.99	372,546	1.57	$6.17	330,551	$6.08
$8.08 to $9.00	157,957	9.06	$8.97	1,295	$8.31

	530,503	3.80	$7.01	331,846	$6.09

In general, the Company’s policy is to issue new shares upon the exercise of a stock option. A summary of option activity under the Company’s stock option plan as of and for the nine months ended March 31, 2006, is presented below:

			Weighted Average
	Shares	Weighted Average	Remaining	Aggregate
	Under Option	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at June 30, 2005 (1)	709,004	$6.38	3.75
Granted	—	—
Exercised	(156,621)	$4.40		$789,000
Forfeited or expired	(21,880)	$6.59

Outstanding at March 31, 2006	530,503	$7.01	3.80	$944,000

Exercisable at March 31, 2006	331,846	$6.09		$896,000

Shares remaining available for grant at March 31, 2006	162,384

(1)	Options at June 30, 2005, have been adjusted to reflect the impact of the 5% stock dividend declared in October 2005.
The intrinsic value of options exercised (i.e., the difference between an option’s fair market value and its exercise price) during the nine months ended March 31, 2005 amounted to $235,000.
2. INVENTORIES — Inventories are valued at the lower of cost (first-in, first-out basis) or market and include costs related to long-term contracts. Inventories, other than contract costs, are principally raw materials and supplies. The following are the approximate major classifications of inventory:

	March 31, 2006	June 30, 2005

Raw materials	$21,123,000	$23,463,000
Work in process and finished goods	14,410,000	13,384,000

	$35,533,000	$36,847,000

Work in process and finished goods inventories include $3.2 and $1.0 million of completed, but not yet accepted sonobuoys at March 31, 2006 and June 30, 2005, respectively. Inventories are reduced by progress billings to the U.S. government of approximately $12.3 and $5.6 million at March 31, 2006 and June 30, 2005, respectively.
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
Due to the Company’s fiscal 2006 interim reported net loss for the nine months ended March 31, 2006, 48,171 outstanding stock option share equivalents were excluded from the computation of diluted earnings per share for that period, as their inclusion would have been anti-dilutive. For the three months ended March 31, 2006, options to purchase 152,775 shares of common stock were not included in the computation of diluted earnings per share as the options’ exercise price was greater than the average market price of the Company’s common stock and, therefore, would be anti-dilutive. For the three months and nine months ended March 31, 2006 and 2005, respectively, basic and diluted earnings per share were computed based on the following shares outstanding:

	Three Months		Nine Months
	2006	2005	2006	2005

Weighted average basic shares outstanding	9,322,647	9,232,062	9,320,181	9,217,590
Effect of dilutive stock options	39,173	132,361	—	127,170

Weighted average diluted shares outstanding	9,361,820	9,364,423	9,320,181	9,344,760

Basic and diluted earnings (loss) per share — after stock dividends	$0.08	$0.03	$(0.04)	$0.34

4. COMPREHENSIVE INCOME (LOSS) — Comprehensive income (loss) includes net income (loss) as well as unrealized gains and losses, net of tax, on investment securities owned and investment securities held by an investee accounted for by the equity method, which are excluded from net income. Unrealized gains and losses, net of tax, are excluded from net income but are reflected as a direct charge or credit to shareowners’ equity. Comprehensive income (loss) and the related components are disclosed in the accompanying condensed consolidated statements of shareowners’ equity for the nine months ended March 31, 2006 and 2005, respectively. Comprehensive income (loss) is as follows for the three months and nine months ended March 31, 2006 and 2005, respectively.

	Three Months		Nine Months
	2006	2005	2006	2005

Net income (loss)	$727,000	$308,000	$(370,000)	$3,175,000

Other comprehensive income (loss), net of tax
Investment securities owned	(48,000)	(138,000)	(208,000)	(172,000)
Investment securities held by investee accounted for by the equity method	26,000	(59,000)	82,000	44,000

	(22,000)	(197,000)	(126,000)	(128,000)

Comprehensive income (loss)	$705,000	$111,000	$(496,000)	$3,047,000

At March 31, 2006 and June 30, 2005, shareowners’ equity includes accumulated other comprehensive income (loss) of $(170,000) and $(44,000), respectively, net of tax. The components of these amounts are as follows:

	March 31, 2006	June 30, 2005

Accumulated other comprehensive income (loss), net of tax:
Investment securities owned	$(299,000)	$(91,000)
Investment securities held by investee accounted for by the equity method	129,000	47,000

Accumulated other comprehensive loss	$(170,000)	$(44,000)

5. INVESTMENT SECURITIES — The investment portfolio has various maturity dates up to 30 years. A daily market exists for all investment securities. The Company believes that the impact of fluctuations in interest rates on its investment portfolio should not have a material impact on financial position or results of operations. Investments in debt securities that are not cash equivalents and marketable securities have been designated as available-for-sale. Those securities are reported at fair value, with net unrealized gains and losses included in accumulated other comprehensive income (loss), net of applicable taxes. Unrealized losses that are other than temporary are recognized in earnings. The Company does not believe there are any significant individual unrealized losses as of March 31, 2006, which would represent other than temporary losses and unrealized losses which have existed for one year or more. Realized gains and losses on investments are determined using the specific identification method. These highly liquid securities are designated as current assets, as it is the Company’s intention to use these investment securities to provide working capital, fund the expansion of its business and for other business purposes.
At March 31, 2006, the Company had net unrealized losses of $440,000 on its investment securities portfolio. At that date, the net after-tax effect of these losses was $299,000, which is included in accumulated other comprehensive loss within shareowners’ equity. For the nine months ended March 31, 2006 and 2005, the Company had purchases of investment securities totaling $7,053,000 and $8,870,000, and proceeds from investment securities sales totaling $1,678,000 and $5,536,000, respectively.
The Company owns a 14% interest in Cybernet Systems Corporation (Cybernet), 12% on a fully diluted basis. This investment had a carrying value of $1,779,000 and $1,656,000 at March 31, 2006 and June 30, 2005, respectively, which represents the Company’s equity interest in Cybernet’s net assets plus $770,000 of goodwill (no longer being amortized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”). The investment in Cybernet is accounted for under the equity method, and is included in other assets on the condensed consolidated balance sheet. The Company believes that the equity method is appropriate given Sparton’s level of active involvement in Cybernet. Prior to June 2002, Sparton accounted for its Cybernet investment using the cost method, which reflected a more passive involvement with Cybernet’s operations. Sparton’s current President and CEO is one of three Cybernet Board members and, as part of that position, is actively involved in Cybernet’s oversight and operations. In addition, he has a strategic management relationship with the owners, who are also the other two board members. This results in his additional involvement in pursuing areas of common interest for both Cybernet and Sparton. The Company’s share of unrealized gains (losses) on available-for-sale securities held directly by Cybernet is carried in accumulated other comprehensive income (loss) within the shareowners’ equity section of the Company’s balance sheet.

The contractual maturities of debt securities as of March 31, 2006, were as follows:

	Years
	Within 1	1 to 5	5 to 10	Over 10	Total

Debt securities:
Corporate — primarily U.S.	$1,258,000	$3,721,000	$193,000	$143,000	$5,315,000
U.S. government and federal agency	513,000	3,882,000	1,537,000	1,997,000	7,929,000
State and municipal	1,051,000	2,892,000	698,000	200,000	4,841,000
Bond fund	5,010,000	—	—	—	5,010,000

Total debt securities	$7,832,000	$10,495,000	$2,428,000	$2,340,000	$23,095,000

6. COMMITMENTS AND CONTINGENCIES — One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been involved with ongoing environmental remediation since the early 1980’s. At March 31, 2006, Sparton has accrued $6,500,000 as its estimate of the minimum future undiscounted financial liability, of which $523,000 is classified as a current liability and included in accrued liabilities. The Company’s minimum cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment, operating, and continued monitoring costs for onsite and offsite pump and treat containment systems, as well as periodic reporting requirements.
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
Some of the printed circuit boards supplied to the Company for its aerospace sales have been discovered to be defective. The defect occurred during production at the board manufacturer’s facility, prior to shipment to Sparton for further processing. Sparton; the board manufacturer, Electropac Co., Inc.; and our customer who received the defective boards have contained the defective boards. While investigations are underway, $2.8 million of related product and associated expenses have been classified in Sparton’s balance sheet within other long-term assets as of March 31, 2006. As of this date, Sparton has made a demand on the board manufacturer for reimbursement of all costs and expenses incurred. In addition, in August 2005, Sparton Electronics Florida, Inc. filed an action in U.S. District Court of Florida against Electropac Co., Inc. to recover these costs. The likelihood that the claim will be resolved and the extent of Sparton’s exposure, if any, is unknown at this time. No loss contingency has been established at March 31, 2006.
7. STOCK REPURCHASE PROGRAM — Effective September 14, 2005, the Board of Directors authorized a publicly-announced common share repurchase program for the repurchase, at the discretion of management, of up to $4 million of shares of the Company’s outstanding common stock in open market transactions. During the nine months ended March 31, 2006, 28,000 shares had been repurchased for cash consideration of approximately $270,000, at weighted average prices ranging from $8.64 to $10.18 per share. The program expires September 14, 2007. Repurchased shares are retired.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of certain significant events affecting the Company’s earnings and financial condition during the periods included in the accompanying financial statements. Additional information regarding the Company can be accessed via Sparton’s website at www.sparton.com. Information provided at the website includes, among other items, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Quarterly Earnings Releases, News Releases, and the Code of Business Conduct and Ethics, as well as the various committee charters. These documents are also available, free of charge, by contacting the Company’s Shareowners’ Relations department. The Company’s operations are in one line of business, electronic contract manufacturing services (EMS). Sparton’s capabilities range from product design and development through aftermarket support, specializing in total business solutions for government, medical/scientific instrumentation, aerospace and industrial markets. These include the design, development and/or manufacture of electronic parts and assemblies for both government and commercial customers worldwide. Governmental sales are mainly sonobuoys.
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
Other risks and uncertainties that may affect operations, performance, growth forecasts and business results include, but are not limited to, timing and fluctuations in U.S. and/or world economies, competition in the overall EMS business, availability of production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, foreign currency exchange rate risk, uncertainties associated with the costs and benefits of new facilities, including the new plant in Vietnam, and the closing of others, uncertainties associated with the outcome of litigation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation, and uncertainties related to defects discovered in certain of the Company’s aerospace circuit boards. Further risk factors are the availability and cost of materials. A number of events can impact these, including potential escalating utility and other related costs due to natural disasters, as well as political uncertainties such as the conflict in Iraq. The Company has encountered availability and extended lead time issues on some electronic components in the past when market demand has been strong; this resulted in higher prices and late deliveries. Additionally, the timing of sonobuoy sales to the U.S. Navy is dependent upon access to the test range and successful passage of product tests performed by the U.S. Navy. Reduced governmental budgets have made access to the test range less predictable and less frequent than in the past. Finally, the Sarbanes-Oxley Act of 2002 required changes in, and formalization of, some of the Company’s corporate governance and compliance practices. The SEC and New York Stock Exchange (NYSE) also passed rules and regulations requiring additional compliance activities. Compliance with these rules has increased administrative costs, and it is expected that certain of these costs will continue indefinitely. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

	Three Months Ended March 31
CURRENT QUARTER	2006		2005
		%		%	%
MARKET	Net sales	of Total	Net sales	of Total	Change

Government	$10,785,000	23.8%	$10,143,000	24.4%	6.3%
Industrial/Other	16,147,000	35.6	11,641,000	28.0	38.7
Aerospace	14,531,000	32.1	16,741,000	40.3	(13.2)
Medical/Scientific Instrumentation	3,840,000	8.5	3,036,000	7.3	26.5

Totals	$45,303,000	100.0%	$41,561,000	100.0%	9.0%

Net sales for the three months ended March 31, 2006 totaled $45,303,000, an increase of $3,742,000 (9.0%) from the same quarter last year. Government sales increased slightly from the prior year, primarily due to increased availability and access to the sonobuoy test range and accepted lots. Industrial sales, which include gaming, improved significantly. This improvement is reflective of continued strong sales to existing customers. Sales in the aerospace market decreased 13.2% in fiscal 2006, due principally to strong sales of collision avoidance systems in fiscal 2005. The level of sales for these products had not been expected to continue into fiscal 2006. However, the negative trend is expected to reverse during the next fiscal year. Medical sales increased from the prior year as new program startups proceed. Growth in this area, however, has not occurred as quickly as originally anticipated.
The following table presents income statement data as a percentage of net sales for the three months ended March 31, 2006 and 2005:

	2006	2005

Net sales	100.0%	100.0%
Costs of goods sold	89.7	92.0

Gross profit	10.3	8.0

Selling and administrative expenses	8.7	7.6
Other operating expenses	0.1	0.4

Operating income (loss)	1.5	0.0

Other income — net	0.9	0.5

Income before income taxes	2.4	0.5
Provision (credit) for income taxes	0.8	(0.2)

Net income	1.6%	0.7%

Operating income of $696,000 was reported for the three months ended March 31, 2006, versus an operating loss of $2,000 for the three months ended March 31, 2005. The gross profit percentage for the three months ended March 31, 2006 was 10.3%, up from the same period last year. Many of the Company’s costs and operating expenses are fixed; as a result, an increase in customer demand, as evidenced above, improves gross profit and operating income. Reflected in gross profit in the third quarter of fiscal 2006 were charges of $234,000 resulting from changes in estimates, primarily related to certain sonobuoy programs. These programs are now expected to be loss contracts and the Company has recognized the entire estimated losses as of March 31, 2006. These programs, which are anticipated to be completed and shipped during the remainder of this fiscal year, have a backlog of $5.6 million. Additional changes in estimates on these government contracts are not anticipated at this time. Also included in the third quarter of fiscal 2006 are the results from the Company’s new Vietnam facility, the start-up of which adversely impacted gross profit by $589,000. A number of new programs are scheduled to commence in Vietnam during the summer of 2006. Margins on several programs have improved as a result of repricing agreements, which became effective this past quarter. Repricing was based on several factors, including increased costs on certain components experienced during this past year. In addition, discussions with one customer regarding recovery of past material component costs were partially completed, resulting in the recovery of $170,000 previously charged expenses.
Selling and administrative expenses for the three months ended March 31, 2006, include $46,000 of litigation expenses related to the trial against NRTC, which is further discussed in Part II, Item 1 — “Other Information-Legal Proceedings” of this report. In addition, beginning in fiscal 2006 the Company was required to expense the vested portion of the fair value of stock options. Share-based compensation expense for the third quarter of fiscal 2006 totaled $78,000, the majority of which, approximately 87% or $68,000, is included in selling and administrative expenses. Additional expense is also being incurred as a result of compliance activity due to increased SEC and other regulatory requirements. These compliance costs have increased in several areas, both internally and externally. In addition to increased audit fees and other costs, the Company has outsourced some of its preparation for these new regulations, resulting in additional compliance related costs of $186,000 during the three months ended March

31, 2006. The remainder of the increase in selling and administrative expenses relates to minor and planned increases in various categories, such as wages, employee benefits, insurance, and other items.
Interest and investment income for the three months ended March 31, 2006, increased slightly from the prior year, mainly due to higher interest rates. Other income-net for the three months ended March 31, 2006, was $78,000, versus other expense-net of $30,000 in fiscal 2005. Translation adjustments, along with gains and losses from foreign currency transactions, are included in other income and, in the aggregate, resulted in gains of $77,000 and $12,000 during the three months ended March 31, 2006 and 2005, respectively.
Overall, the Company reported net income of $727,000 ($0.08 per share, basic and diluted) for the three months ended March 31, 2006, compared to net income of $308,000 ($0.03 per share, basic and diluted) for the corresponding period last year.

	Nine Months Ended March 31
YEAR-TO-DATE	2006		2005
		%		%	%
MARKET	Net sales	of Total	Net sales	of Total	Change

Government	$27,889,000	23.2%	$24,510,000	20.2%	13.8%
Industrial/Other	43,513,000	36.2	35,042,000	28.9	24.2
Aerospace	38,363,000	31.9	51,729,000	42.7	(25.8)
Medical/Scientific Instrumentation	10,537,000	8.7	9,995,000	8.2	5.4

Totals	$120,302,000	100.0%	$121,276,000	100.0%	(0.8)%

Net sales for the nine months ended March 31, 2006 totaled $120,302,000, a decrease of $974,000 (0.8%) from the same period last year. Government sales increased by $3,379,000, primarily due to increased availability and access to the sonobuoy test range and accepted lots. Industrial sales, which include gaming, improved significantly. This improvement is reflective of continued strong sales to existing customers. Sales in the aerospace market decreased 25.8% in fiscal 2006, due principally to strong sales of collision avoidance systems in fiscal 2005. The level of sales for these products had not been expected to continue into fiscal 2006. However, the negative trend is expected to reverse during the next fiscal year. Medical sales improved slightly from the prior year, primarily due to new program start-ups. Growth in this area, however, has not occurred as quickly as originally anticipated.
While the Company continues to work on diversifying its customer base, the majority of the Company’s sales come from a small number of customers. Sales to the Company’s six largest customers, including government sales, accounted for approximately 78% and 76% of net sales in year-to-date fiscal 2006 and 2005, respectively. Four of the customers, including government, were the same both fiscal periods. One of the aerospace customers, with six separate facilities to which the Company supplies product, provided 19% and 28% of total sales for the nine months ended March 31, 2006 and 2005, respectively.
The following table presents income statement data as a percentage of net sales for the nine months ended March 31, 2006 and 2005:

	2006	2005

Net sales	100.0%	100.0%
Costs of goods sold	91.6	89.1

Gross profit	8.4	10.9

Selling and administrative expenses	9.7	8.1
Other operating expenses	0.1	0.2

Operating income (loss)	(1.4)	2.6

Other income — net	0.9	1.0

Income (loss) before income taxes	(0.5)	3.6
Provision (credit) for income taxes	(0.2)	1.0

Net income (loss)	(0.3)%	2.6%

An operating loss of $ 1,665,000 was reported for the nine months ended March 31, 2006, versus operating income of $3,119,000 for the nine months ended March 31, 2005. The gross profit percentage for the nine months ended March 31, 2006, was 8.4%, down from 10.9% for the same period last year. Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and new product introduction, all of which impacted fiscal 2006 performance. In addition, as many of the Company’s costs and operating expenses are fixed, a reduction in customer demand, as evidenced above, depresses gross profit and operating income. Reflected in gross profit for the nine months ended March 31, 2006, were charges of $886,000 resulting from changes in estimates, primarily related to certain sonobuoy programs.

These programs are now expected to be loss contracts and the Company recognized the entire estimated losses as of March 31, 2006. These programs, which are anticipated to be completed and shipped during the remainder of this fiscal year, have a backlog of $5.6 million. Additional changes in estimates on these government contracts are not anticipated at this time. Included for the nine months ended March 31, 2006, are the results from the Company’s new Vietnam facility, the start-up of which adversely impacted gross profit by $1,275,000. A number of new programs are scheduled to commence in Vietnam during the summer months of 2006. In addition, the prior year’s gross profit benefited by the inclusion of delayed government sales of $4.7 million. These sales carried a higher than usual margin, contributing $1.7 million in the first quarter of fiscal 2005, which sales were unable to match in fiscal 2006. The current year’s depressed gross profit also includes several medical programs, which are operating in a loss or breakeven position due to their current status in the start-up phase. One of these programs had a negative margin which, for the nine months ended March 31, 2006, totaled $242,000. The issues related to these losses are being addressed. Finally, discussions and resolution with a customer regarding the recovery of past material component costs, $183,000 of which were previously deferred in fiscal 2005, were not completed during the period and as a result, $378,000 was charged to expense during the nine months ended March 31, 2006. The Company is continuing its efforts to resolve this issue with the customer and fully recover these costs.
A portion of the increase in selling and administrative expenses, as a percentage of net sales, was due to the decrease in sales during the nine months ended March 31, 2006, compared to the same period last year. Selling and administrative expenses in fiscal 2006 also include approximately $525,000 of litigation expenses related to the NRTC litigation, which is further discussed in Part II, Item 1 — “Other Information-Legal Proceedings” of this report. In addition, beginning in fiscal 2006 the Company was required to expense the vested portion of the fair value of stock options. Share-based compensation expense recorded for the nine months ended March 31, 2006, totaled $253,000, the majority of which, approximately 83% or $211,000, is included in selling and administrative expense. Additional expense is also being incurred as a result of compliance activity due to increased SEC and other regulatory requirements. These compliance costs have increased in several areas, both internally and externally. In addition to increased audit fees and other costs, the Company has outsourced some of its preparation for these new regulations to an independent consulting firm, resulting in additional costs of $253,000 during the nine months ended March 31, 2006. The remainder of the increase in selling and administrative expenses relates to minor and expected increases in various categories, such as wages, employee benefits, insurance, and other items.
Interest and investment income for the nine months ended March 31, 2006, increased slightly from the prior year, mainly due to higher interest rates. Other income-net for the nine months ended March 31, 2006 was $299,000, versus $647,000 in fiscal 2005. Translation adjustments, along with gains and losses from foreign currency transactions, are included in other income and, in the aggregate, resulted in gains of $299,000 and $644,000 during the nine months ended March 31, 2006 and 2005, respectively. This change in the amount of gain between the two periods is principally a result of a slowdown in the strengthening of the Canadian dollar relative to the U.S. dollar.
Due principally to the factors described above, the Company reported a net loss of $370,000 ($(0.04) per share, basic and diluted) for the nine months ended March 31, 2006, versus net income of $3,175,000 ($0.34 per share, basic and diluted) for the corresponding period last year.
LIQUIDITY AND CAPITAL RESOURCES
Historically, the Company’s primary source of liquidity and capital resources has been from operations. Short-term credit facilities have not been used in recent years. Certain government contracts provide for interim progress billings based on costs incurred. These progress billings reduce the amount of cash that would otherwise be required during the performance of these contracts. As the volume of U.S. defense-related contract work declines, so has the relative importance of progress billings as a liquidity resource. At the present time, the Company plans on using its portfolio of investment securities to provide working capital and to strategically invest in additional property, plant and equipment to accommodate growth. Growth is expected to be achieved through internal expansion and/or acquisition or joint venture. In addition, the Company’s previously announced $4,000,000 stock repurchase program is expected to utilize a portion of the Company’s investments. As of March 31, 2006, approximately 28,000 shares, at a cost of approximately $270,000, have been repurchased. These repurchased shares are now retired.
For the nine months ended March 31, 2006, cash and cash equivalents increased $3,827,000 to $13,195,000. Operating activities provided $7,627,000 in net cash flows. The primary source of cash for the nine months ended March 31, 2006 and 2005 was significant receipts from the collection of sales recognized in the last quarter of the prior years, which is reflected as a decrease in accounts receivable. In addition, a significant source of cash for the nine months ended March 31, 2006, was the collection of $5.5 million in July 2005 from a legal settlement with insurance carriers related to the reimbursement of remediation expenses at the Company’s Coors Road (New Mexico) facility. The primary use of cash for the nine months ended March 31, 2006, was a net settlement in accounts payable and accrued liabilities, which reflects the $2.4 million of income taxes payable from fiscal 2005.

Net cash flows used by investing activities during the nine months ended March 31, 2006, totaled $3,278,000, the primary use of which was the purchase or reinvestment of investment securities, which had previously matured or been sold. Net cash flows used by financing activities were $522,000, principally from cash dividends paid, as discussed below.
Historically, the Company’s market risk exposure to foreign currency exchange and interest rates on third party receivables and payables has not been considered to be material, principally due to their short-term nature and the minimal amount of receivables and payables designated in foreign currency. However, due to the strengthened Canadian dollar, the impact of transaction and translation gains on intercompany activity and balances has increased. If the exchange rate were to materially change, the Company’s financial position could be significantly affected. The Company has had no short-term bank debt since December 1996, and currently has the availability of an unused informal line of credit totaling $20 million.
At March 31, 2006 and June 30, 2005, the aggregate government funded EMS backlog was approximately $51 million and $42 million, respectively. A majority of the March 31, 2006, backlog is expected to be realized in the next 12-15 months. Commercial EMS orders are not included in the backlog. The Company does not believe the amount of commercial activity covered by firm purchase orders is a meaningful measure of expected future sales, as such orders may be rescheduled or cancelled without significant penalty.
Construction of the Company’s new plant in Vietnam is complete, and regular production started in May 2005. This new facility is anticipated to provide increased growth opportunities for the Company, in current as well as new markets. As the Company has not previously done business in this emerging market, there are many uncertainties and risks inherent in this venture. To date, the Company’s total investment is approximately $7 million, which includes land, building, and initial operating expenses, with approximately $3 million having been paid for the construction of the new facility, primarily in fiscal 2005. The new venture operates under the name Spartronics.
The Company is also continuing a program of identifying and evaluating potential acquisition candidates primarily in the defense and medical markets. Due diligence procedures are currently underway for the potential acquisition of Astro Instrumentation, LLC (Astro). A non-binding letter of intent has been signed by Sparton and Astro. While there are no assurances that a transaction will be completed, if all of the necessary conditions, including the due diligence review, are satisfied, it is anticipated that the transaction will close prior to June 30, 2006. Astro designs, manufactures, and sells a variety of specialized medical products. Astro, currently privately owned and located in Strongsville, Ohio, has been in business approximately five years, and had approximately $33.6 million in sales volume for the year ended December 31, 2005. It would be the Company’s intent to continue to operate the business as a wholly owned subsidiary at its present location and with its current operating management and staff.
No cash dividends were paid in fiscal 2005. In fiscal 2006, a cash dividend totaling $889,000, $0.10 per share, was paid to shareowners on October 5, 2005. In addition, a 5% stock dividend was declared in October 2005, and distributed in January 2006.
At March 31, 2006, the Company had $96,408,000 in shareowners’ equity ($10.27 per share), $75,573,000 in working capital, and a 4.92:1.00 working capital ratio. For the foreseeable future (12-18 months), the Company believes it has sufficient liquidity, including cash, investments and its line of credit, for its anticipated needs, including a business acquisition such as Astro, as described above.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Information regarding the Company’s environmental liability payments, operating lease payments, and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005. There have been no material changes in the Company’s contractual obligations since June 30, 2005.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations is based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported for assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are regularly evaluated and are based on historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results could differ from these estimates. The Company believes that of its significant accounting policies, the following areas involve a higher degree of judgment and complexity.
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
Allowance for Probable Losses on Receivables
The accounts receivable balance is recorded net of allowances for amounts not expected to be collected from customers. The allowance is estimated based on historical experience of write-offs, the level of past due amounts, information known about specific customers with respect to their ability to make payments, and future expectations of conditions that might impact the collectibility of accounts. Accounts receivable are generally due under normal trade terms for the industry. Credit is granted, and credit evaluations are periodically performed, based on a customers’ financial condition and other factors. Although the Company does not generally require collateral, cash in advance or letters of credit may be required from customers in certain circumstances, including some foreign customers. When management determines that it is probable that an account will not be collected, it is charged against the allowance for probable losses. The Company regularly reviews the adequacy of its allowance. The allowance for doubtful accounts was $39,000 and $6,000 at March 31, 2006 and June 30, 2005, respectively. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payment, an additional allowance may be required. Given the Company’s relatively significant balance of government receivables and letters of credit from foreign customers, collection risk is considered minimal. Historically, uncollectible accounts have been generally insignificant and the minimal allowance is deemed adequate.
Pension Obligations
The Company calculates the cost of providing pension benefits under the provisions of SFAS No. 87, “Employers’ Accounting for Pensions.” The key assumptions required within the provisions of SFAS No. 87 are used in making these calculations. The most significant of these assumptions are the discount rate used to value the future obligations and the expected return on pension plan assets. The discount rate is consistent with market interest rates on high-quality, fixed income investments. The expected return on assets is based on long-term returns and assets held by the plan, which is influenced by historical averages. If actual interest rates and returns on plan assets materially differ from the assumptions, future adjustments to the financial statements would be required. While changes in these assumptions can have a significant effect on the pension benefit obligations reported in the Condensed Consolidated Balance Sheets and the unrecognized gain or loss accounts, the effect of changes in these assumptions is not expected to have the same relative effect on net periodic pension expense in the near term. While these assumptions may change in the future based on changes in long-term interest rates and market conditions, there are no known expected changes in these assumptions as of March 31, 2006. To the extent the assumptions differ from actual results, as indicated above, or if there are changes made to accounting standards for these costs, there would be a future impact on the financial statements. The extent to which these factors will result in future recognition or acceleration of expense is not determinable at this time as it will depend upon a number of variables, including trends in interest rates and the actual return on plan assets. No cash payments are expected to be required for the next several years due to the plan’s funded status.
OTHER
Litigation
One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico, has been the subject of ongoing investigations conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). The investigation began in the early 1980’s and involved a review of onsite and offsite environmental impacts.
At March 31, 2006, Sparton has accrued $6.5 million as its estimate of the future undiscounted minimum financial liability with respect to this matter. The Company’s cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred and is anticipated to cover approximately the next 25 years. The Company’s estimate includes equipment and operating costs for onsite and offsite operations and is based on existing methodology. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. It is possible that cash flows and results of operations could be affected by the impact of the ultimate resolution of this contingency.
Some of the printed circuit boards supplied to the Company for its aerospace sales have been discovered to be defective. The defect occurred during production at the board manufacturer’s facility, prior to shipment to Sparton for further processing. Sparton; the board manufacturer, Electropac Co., Inc.; and our customer who received the defective boards have contained the defective boards. While investigations are underway, $2.8 million of related product and associated expenses have been classified in Sparton’s balance sheet within other long-term assets as of March 31, 2006. As of this date, Sparton has made a demand on the board manufacturer for reimbursement of all costs and expenses incurred. In addition, in August 2005, Sparton Electronics Florida, Inc. filed an action in U.S. District Court of Florida against Electropac Co., Inc. to recover these costs. The likelihood that the claim will be resolved and the extent of Sparton’s exposure, if any, is unknown at this time. No loss contingency has been established at March 31, 2006.
In September 2002, Sparton Technology, Inc, (STI) filed an action in the U.S. District Court for the Eastern District of Michigan to recover certain unreimbursed costs incurred as a result of a manufacturing relationship with two entities, Util-Link, LLC (Util-Link) of Delaware and National Rural Telecommunications Cooperative (NRTC) of the District of Columbia. On or about October

21, 2002, the defendants filed a counterclaim seeking money damages alleging that STI breached its duties in the manufacture of products for the defendants. The defendant NRTC asked for damages in the amount of $20 million for the loss of its investment in and loans to Util-Link. In addition, the defendant Util-Link had asked for damages in the amount of $25 million for lost profits. Sparton had reviewed these claims and believed they were duplicative. Util-Link did not pursue its claim at trial.
The jury trial commenced on September 19, 2005 and concluded on November 9, 2005. The jury awarded Sparton damages in the amount of $3.6 million, of which approximately $1.9 million represented costs related to the acquisition of raw materials. These costs were deferred and are included in other assets on the Company’s balance sheet. As expected there were post-trial proceedings, including motions by the defendant NRTC for judgment as matter of law on its counterclaim and a motion for new trial. On March 27, 2006, the trial court denied the defendant NRTC’s motion for judgment as a matter of law on its counterclaim and granted the motion for new trial unless Sparton accepted a reduction of the judgment. Sparton accepted the reduction, which reduced the collective judgment in its favor to $1.9 million, which will enable the Company to recover the deferred costs and, accordingly, there will be no significant impact on operating results. An amended judgment was entered for $ 1.9 million in Sparton’s favor on April 5, 2006. Additional post trial proceedings may be conducted. On May 1, 2006, NRTC filed an appeal of the judgment, which could impact the ultimate result.
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
As of March 31, 2006, an evaluation was updated by the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures continue to be effective as of March 31, 2006. There have been no changes in the Company’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been involved with ongoing environmental remediation since the early 1980’s. At March 31, 2006, Sparton has accrued $6,500,000 as its estimate of the minimum future undiscounted financial liability, of which $523,000 is classified as a current liability and included in accrued liabilities. The Company’s minimum cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment, operating, and continued monitoring costs for onsite and offsite pump and treat containment systems, as well as periodic reporting requirements.
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
The jury trial commenced on September 19, 2005 and concluded on November 9, 2005. The jury awarded Sparton damages in the amount of $3.6 million, of which approximately $1.9 million represented costs related to the acquisition of raw materials. These costs were deferred and are included in other assets on the Company’s balance sheet. As expected there were post-trial proceedings, including motions by the defendant NRTC for judgment as matter of law on its counterclaim and a motion for new trial. On March 27, 2006, the trial court denied the defendant NRTC’s motion for judgment as a matter of law on its counterclaim and granted the motion for new trial unless Sparton accepted a reduction of the judgment. Sparton accepted the reduction, which reduced the collective judgment in its favor to $1.9 million, which will enable the Company to recover the deferred costs and, accordingly, there will be no significant impact on operating results. An amended judgment was entered for $1.9 million in Sparton’s favor on April 5, 2006. Additional post trial proceedings may be conducted. On May 1, 2006, NRTC filed an appeal of the judgment, which could impact the ultimate result.
Some of the printed circuit boards supplied to the Company for its aerospace sales have been discovered to be defective. The defect occurred during production at the board manufacturer’s facility, prior to shipment to Sparton for further processing. Sparton; the board manufacturer, Electropac Co., Inc.; and our customer who received the defective boards have contained the defective boards. While investigations are underway, $2.8 million of related product and associated expenses have been classified in Sparton’s balance sheet within other long-term assets as of March 31, 2006. As of this date, Sparton has made a demand on the board manufacturer for reimbursement of all costs and expenses incurred. In addition, in August 2005, Sparton Electronics Florida, Inc. filed an action in U.S. District Court of Florida against Electropac Co., Inc. to recover these costs. The likelihood that the claim will be resolved and the extent of Sparton’s exposure, if any, is unknown at this time. No loss contingency has been established at March 31, 2006.
The foregoing proceedings were disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005. Developments in these proceedings during the current quarter relate to the change in status of the NRTC matter described above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Repurchases of Equity Securities
As of March 31, 2006, the Company had one publicly-announced share repurchase program outstanding. Announced August 29, 2005, effective September 14, 2005, the program provides for the repurchase of up to $4.0 million of shares of the Company’s outstanding common stock in open market transactions. The program expires September 14, 2007, and the timing and amount of daily purchases are subject to certain limitations. Through December 31, 2005, the Company had purchased 20,237 shares at an average price paid per share of $9.88.
Information on shares repurchased in the most recently completed quarter is as follows:

			Total number	Maximum number
			of shares	(or approximate dollar value)
	Total number		purchased as	of shares that may
	of shares	Average price	part of publicly	yet be purchased
Period	purchased	paid per share	announced programs	under the program

January 1-31	—	—	—	$3,800,000
February 1-28	3,600	8.72	3,600	3,769,000
March 1-31	4,400	8.64	4,400	3,730,000

Total	8,000		8,000	3,730,000

In February 2006, the Company made a change in policy concerning the status of repurchased shares. Initially, it was contemplated that such treasury shares would be available for ongoing issuances under the employee stock incentive plan and other general corporate purposes. Repurchased shares are now retired.
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

Date: May 12, 2006	/s/ DAVID W. HOCKENBROCHT
David W. Hockenbrocht, Chief Executive Officer

Date: May 12, 2006	/s/ RICHARD L. LANGLEY
Richard L. Langley, Chief Financial Officer