Form 10-Q
period 2006-09-30
SPARTON CORP
filed 2006-11-13
CIK 92679

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐ Yes      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding at
October 31, 2006
Class of Common Stock	(Unadjusted for October 25, 2006, Stock dividend)
$1.25 Par Value	9,356,280

Part I. Financial Information
Item 1. Financial Statements (Interim, Unaudited)
SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2006	June 30, 2006
ASSETS

Current assets:
Cash and cash equivalents	$6,199,185	$7,503,438
Investment securities	11,140,191	15,969,136
Accounts receivable	25,186,904	25,108,442
Income taxes recoverable	987,434	—
Inventories and costs of contracts in progress	49,796,273	46,892,183
Deferred income taxes	2,470,836	2,662,692
Prepaid expenses and other current assets	608,665	1,462,190

Total current assets	96,389,488	99,598,081

Pension asset	4,284,038	4,420,932
Property, plant and equipment — net	18,216,067	17,598,906
Goodwill and other intangibles — net	22,348,385	22,469,807
Other assets	5,966,734	5,970,010

Total assets	$147,204,712	$150,057,736

LIABILITIES AND SHAREOWNERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$3,823,000	$3,815,833
Accounts payable	16,599,572	16,748,814
Salaries and wages	3,945,866	4,388,396
Accrued health benefits	1,179,432	1,142,693
Other accrued liabilities	6,042,691	4,996,408
Income taxes payable	—	308,814

Total current liabilities	31,590,561	31,400,958

Long-term debt — noncurrent portion	15,485,463	16,010,616
Environmental remediation — noncurrent portion	5,725,180	5,795,784

Total liabilities	52,801,204	53,207,358

Shareowners’ Equity:
Preferred stock, no par value; 200,000 shares authorized, none outstanding	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 9,841,091 shares outstanding (9,392,305 at June 30, 2006)	12,301,364	11,740,381
Capital in excess of par value	18,664,020	15,191,990
Retained earnings	63,569,276	70,183,104
Accumulated other comprehensive loss	(131,152)	(265,097)

Total shareowners’ equity	94,403,508	96,850,378

Total liabilities and shareowners’ equity	$147,204,712	$150,057,736

See accompanying notes to condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended September 30,
	2006	2005

Net sales	$48,316,771	$37,306,118
Costs of goods sold	47,664,636	35,611,558

Gross profit	652,135	1,694,560

Selling and administrative expenses	4,321,232	4,014,271
Amortization of intangibles	121,424	—
EPA related — net environmental remediation	9,577	(29,198)
Net (gain) loss on sale of property, plant and equipment	(203,675)	11,156

	4,248,558	3,996,229

Operating loss	(3,596,423)	(2,301,669)

Other income (expense):
Interest and investment income	150,931	264,448
Interest expense	(296,999)	—
Equity income in investment	12,000	17,000
Other — net	107,348	109,275

	(26,720)	390,723

Loss before income taxes	(3,623,143)	(1,910,946)
Credit for income taxes	(1,159,000)	(612,000)

Net loss	$(2,464,143)	$(1,298,946)

Loss per share — basic and diluted[1]	$(0.25)	$(0.13)

(1)	All share and per share information have been adjusted to reflect the impact of the 5% stock dividend declared in October 2006.
See accompanying notes to condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended September 30,
	2006	2005

Cash Flows From Operating Activities:
Net loss	$(2,464,143)	$(1,298,946)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	748,422	484,270
Deferred income taxes	145,000	14,000
Loss on sale of investment securities	52,846	2,151
Equity income in investment	(12,000)	(17,000)
Pension expense	136,894	120,115
Share-based compensation	66,710	65,229
(Gain) loss on sale of property, plant and equipment	(5,000)	11,156
Gain from sale of non-operating land	(198,675)	—
Other, primarily changes in customer and vendor claims	—	(26,694)
Changes in operating assets and liabilities:
Accounts receivable	(78,462)	3,283,178
Environmental settlement receivable	—	5,455,000
Income taxes recoverable	(987,434)	(685,706)
Inventories, prepaid expenses and other current assets	(2,663,065)	970,193
Accounts payable and accrued liabilities	112,179	(7,405,793)

Net cash (used in) provided by operating activities	(5,146,728)	971,153

Cash Flows From Investing Activities:
Purchases of investment securities	—	(2,855,879)
Proceeds from sale of investment securities	4,806,900	538,167
Proceeds from maturity of investment securities	150,000	178,047
Purchases of property, plant and equipment	(1,244,161)	(195,298)
Proceeds from non-operating land sale	811,175	—
Proceeds from sale of property, plant and equipment	5,000	—
Other, principally noncurrent other assets	15,276	(9,476)

Net cash provided by (used in) investing activities	4,544,190	(2,344,439)

Cash Flows From Financing Activities:
Repayment of long-term debt	(518,333)	—
Proceeds from the exercise of stock options	24,552	258,142
Tax effect from stock transactions	3,248	—
Repurchases of common stock	(211,182)	—
Cash dividend	—	(889,409)

Net cash used in financing activities	(701,715)	(631,267)

Decrease in cash and cash equivalents	(1,304,253)	(2,004,553)
Cash and cash equivalents at beginning of period	7,503,438	9,368,120

Cash and cash equivalents at end of period	$6,199,185	$7,363,567

See accompanying notes to condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareowners’ Equity (Unaudited)

	Three months ended September 30, 2006
			Capital		Accumulated other
	Common Stock		in excess	Retained	comprehensive
	Shares	Amount	of par value	earnings	income (loss)	Total
Balance at July 1, 2006	9,392,305	$11,740,381	$15,191,990	$70,183,104	$(265,097)	$96,850,378

Stock dividend (5% declared October 25, 2006)	468,623	585,779	3,420,951	(4,006,730)		—
Stock options exercised	4,255	5,319	19,233			24,552
Repurchases of common stock as part of 2005 share repurchase program	(24,092)	(30,115)	(38,112)	(142,955)		(211,182)

Share-based compensation			66,710			66,710
Tax effect of stock transactions			3,248			3,248

Comprehensive income (loss), net of tax:
Net loss				(2,464,143)		(2,464,143)
Net unrealized gain on investment securities owned					88,067	88,067
Reclassification adjustment for net gain realized and reported in net loss					34,878	34,878
Net unrealized gain on equity investment					11,000	11,000

Comprehensive loss						(2,330,198)

Balance at September 30, 2006	9,841,091	$12,301,364	$18,664,020	$63,569,276	$(131,152)	$94,403,508

	Three months ended September 30, 2005
			Capital		Accumulated other
	Common Stock		in excess	Retained	comprehensive
	Shares	Amount	of par value	earnings	income (loss)	Total
Balance at July 1, 2005	8,830,428	$11,038,035	$10,558,757	$75,619,392	$(44,198)	$97,171,986

Stock dividend (5% declared October 25, 2005)	444,792	555,990	3,807,417	(4,363,407)		—
Stock options exercised, net of common stock surrendered to facilitate exercise	65,407	81,759	176,383			258,142
Cash dividend ($0.10 per share)				(889,409)		(889,409)

Share-based compensation			65,229			65,229

Comprehensive income (loss), net of tax:
Net loss				(1,298,946)		(1,298,946)
Net unrealized loss on investment securities owned					(116,055)	(116,055)
Reclassification adjustment for net loss realized and reported in net loss					1,420	1,420
Net unrealized gain on equity investment					14,000	14,000

Comprehensive loss						(1,399,581)

Balance at September 30, 2005	9,340,627	$11,675,784	$14,607,786	$69,067,630	$(144,833)	$95,206,367

See accompanying notes to condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation — The accompanying unaudited condensed consolidated financial statements of Sparton Corporation and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All significant intercompany transactions and accounts have been eliminated. The condensed consolidated balance sheet at September 30, 2006, and the related condensed consolidated statements of operations, cash flows and shareowners’ equity for the three months ended September 30, 2006 and 2005 are unaudited, but include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of such interim financial statements. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007.
The balance sheet at June 30, 2006, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual report on Form 10-K for the fiscal year ended June 30, 2006.
Business Acquisition — On May 31, 2006, the Company announced that a membership purchase agreement was signed, and the acquisition of Astro Instrumentation, LLC was completed. The newly acquired entity was renamed Astro Instrumentation, Inc. (Astro), incorporated in the state of Michigan, and is operating as a wholly-owned subsidiary of Sparton Corporation. Astro was a privately owned electronic manufacturing services (EMS) provider located in Strongsville, Ohio that had been in business for approximately 5 years. Astro’s sales volume for its year ended December 31, 2005, was approximately $34 million. The acquisition of Astro furthered the Company’s strategy of identifying, evaluating and purchasing potential acquisition candidates in both the defense and medical device markets.
The acquisition was accounted for using the purchase method in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations; accordingly, the operating results of Astro since the acquisition date have been included in the consolidated financial statements of the Company. Additional details covering the Astro acquisition can be found in the Company’s Annual report on Form 10-K for the fiscal year ended June 30, 2006.
Shown below, and also included in the Company’s condensed consolidated financial statements for the three months ended September 30, 2006, are the sales, costs of goods sold and total assets of Astro, which were as follows:

	Total	Astro
Net sales	$48,317,000	$11,355,000
Costs of goods sold	47,665,000	10,458,000

Gross profit	$652,000	$897,000

Total assets at September 30, 2006	$147,205,000	$42,803,000

Operations — The Company operates in one line of business, electronic manufacturing services (EMS). The Company provides design and electronic manufacturing services, which include a complete range of engineering, pre-manufacturing and post-manufacturing services. Capabilities range from product design and development through aftermarket support. All of the facilities are registered to ISO standards, including 9001 or 13485, with most having additional certifications. Products and services include complete “Box Build” or “Device Manufacturing” products for Original Equipment Manufacturers, microprocessor-based systems, transducers, printed circuit boards and assemblies, sensors and electromechanical and electrochemical devices. Markets served are in the government, medical/scientific instrumentation, aerospace, and other industries, with a focus on regulated markets. The Company also develops and manufactures sonobuoys, anti-submarine warfare (ASW) devices, used by the U.S. Navy and other free-world countries. Many of the physical and technical attributes in the production of sonobuoys are the same as those required in the production of the Company’s other products and assemblies.
Use of estimates — The Company’s interim condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require management to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon informa-

tion available to it at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, the financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.
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
Fair value of financial instruments — The fair value of cash and cash equivalents, trade accounts receivable, and accounts payable approximate their carrying value. Cash and cash equivalents consist of demand deposits and other highly liquid investments with an original term when purchased of three months or less. With respect to the Company’s recently issued or assumed debt instruments, consisting of industrial revenue bonds, notes payable and bank debt, relating to the May 31, 2006 acquisition of Astro, management believes that the fair value of these financial instruments also approximates their carrying value at September 30, 2006.
Investment securities — Investments in debt securities that are not cash equivalents or marketable equity securities have been designated as available for sale. Those securities, all of which are investment grade, are reported at fair value, with net unrealized gains and losses included in accumulated other comprehensive income or loss, net of applicable taxes. Unrealized losses that are other than temporary are recognized in earnings. The investment portfolio has various maturity dates up to 29 years. Realized gains and losses on investments are determined using the specific identification method.
Other investment — The Company has an active investment in Cybernet Systems Corporation, which is accounted for under the equity method, as more fully described in Note 10.
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
The Company has financial instruments that are subject to interest rate risk, principally short-term investments. Historically, the Company has not experienced material gains or losses due to such interest rate changes. Based on the current holdings of short-term investments, the interest rate risk is not considered to be material. In addition, as a result of the May 31, 2006, Astro acquisition, the Company is obligated on bank debt with an adjustable rate of interest, as more fully discussed in Note 6, which would adversely impact operations should the interest rate increase.
Long-lived assets — The Company reviews long-lived assets that are not held for sale for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is determined by comparing the carrying value of the assets to their estimated future undiscounted cash flows. If it is determined that an impairment of a long-lived asset has occurred, a current charge to income is recognized. Additionally, the Company has goodwill and other intangibles which are considered long-lived assets. While a portion of goodwill is associated with the Company’s investment in Cybernet, the majority of the approximately $22 million of goodwill and other intangibles reflected on the Company’s balance sheets as of September 30 and June 30, 2006, is associated with the recent acquisition of Astro. For a more complete discussion of goodwill and other intangibles, see Note 5.

Other assets — At June 30, 2006, undeveloped land with a cost in the amount of $613,000, located in New Mexico, was classified as held-for-sale and carried in other current assets in the Company’s balance sheet at that date. The sale of this asset was completed in August 2006 for a gain of approximately $190,000.
Common stock repurchases — The Company records common stock repurchases at cost. The excess of cost over par value is first allocated to capital in excess of par value based on the per share amount of capital in excess of par value for all shares, with the remainder charged to retained earnings. Effective September 14, 2005, the Board of Directors authorized a repurchase program for the repurchase, at the discretion of management, of up to $4 million of shares of the Company’s outstanding common stock in open market transactions. For the quarter ended September 30, 2006, approximately 24,100 shares were repurchased for cash of approximately $211,000. During that period, the monthly weighted average share prices ranged from $8.50 to $8.75 per share. For the fiscal year ended June 30, 2006, the Company had purchased 39,037 shares at a cost of approximately $363,000. As of September 30, 2006, the dollar value of shares that may yet be repurchased under the program approximates $3,426,000. The program expires September 14, 2007. Repurchased shares are retired.
Supplemental cash flows information — Supplemental cash and noncash activities for the three months ended September 30, 2006 and 2005 were as follows:

	2006	2005

Net cash paid for:
Income taxes	$3,000	$2,509,000

Interest	$184,000	$—

New accounting standards — In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement is intended to improve financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement requires an employer to measure the funded status of a plan as of its balance sheet date. Prior accounting standards required an employer to recognize in its statement of financial position an asset or liability arising from a defined benefit postretirement plan, which generally differed from the plan’s overfunded or underfunded status. SFAS No. 158 is effective for Sparton’s fiscal year ending June 30, 2007, except for the change in the measurement date which is effective for Sparton’s fiscal year ending June 30, 2009. The Company is currently analyzing the expected impact of this new Statement on its results of operations, financial position and cash flows. However, despite the plan’s overfunded status, the Company expects a decrease in shareowners’ equity when SFAS No. 158 is implemented. This decrease will reflect an amount equal to the difference between the recorded pension asset and the current funded status as of the implementation date, adjusted for income taxes. These amounts were $4,421,000 and $965,000 as of June 30, 2006.
In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB No. 108) on quantifying financial statement misstatements. In summary, SAB No. 108 was issued to address the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the statement of financial position. SAB No. 108 states that both a balance sheet approach and an income statement approach should be used when quantifying and evaluating the materiality of a misstatement, and contains guidance on correcting errors under this dual approach. SAB No. 108 is effective for Sparton’s annual financial statements covering our fiscal year ending June 30, 2007. The Company does not expect the adoption of SAB No. 108 will have a significant impact on its results of operations, financial position or cash flows.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 will have a significant impact on its results of operations, financial position or cash flows.
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48), an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN No. 48 seeks to reduce the significant diversity in practice associated with financial statement recognition and measurement in accounting for income taxes and prescribes a recognition threshold and measurement attribute for disclosure of tax positions taken or expected to be taken on an income tax return. This interpretation will be effective for the Company as of July 1, 2007. The Company does not expect the adoption of FIN No. 48 will have a significant impact on its results of operations, financial position or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3 (SFAS No. 154). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20, Accounting Changes, previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement was effective for the Company as of July 1, 2006, and did not have an impact on the manner of display of its results of operations or financial position for the current fiscal quarter.
NOTE 2. INVESTMENT SECURITIES
The investment portfolio has various maturity dates up to 29 years. A daily market exists for all investment securities. The Company believes that the impact of fluctuations in interest rates on its investment portfolio should not have a material impact on its financial position or results of operations. Investments in debt securities that are not cash equivalents and marketable securities have been designated as available-for-sale. Those securities are reported at fair value, with net unrealized gains and losses included in accumulated other comprehensive income (loss), net of applicable taxes. Unrealized losses that are other than temporary are recognized in earnings. The Company does not believe there are any individual unrealized losses as of September 30, 2006, which would represent other-than-temporary losses and unrealized losses which have existed for one year or more. Realized gains and losses on investments are determined using the specific identification method. These highly liquid securities are designated as current assets, as it is the Company’s intention to use these investment securities to provide working capital, fund the expansion of its business and for other business purposes.
The contractual maturities of debt securities as of September 30, 2006, were as follows:

	Years
	Within 1	1 to 5	5 to 10	Over 10	Total

Debt securities:
Corporate — primarily U.S.	$1,232,000	$1,661,000	$184,000	$99,000	$3,176,000
U.S. government and federal agency	1,484,000	1,249,000	1,815,000	625,000	5,173,000
State and municipal	1,169,000	1,168,000	454,000	—	2,791,000

Total debt securities	$3,885,000	$4,078,000	$2,453,000	$724,000	$11,140,000

At September 30, 2006 and 2005, the Company had net unrealized losses of $237,000 and $303,000, respectively, on its investment securities portfolio. On those dates, the net after-tax effect of these losses was $161,000 and $206,000, respectively, which amounts were included in accumulated other comprehensive loss within shareowners’ equity. There were no investments purchased during the three months ended September 30, 2006. For the three months ended September 30, 2005, the Company had purchases of investment securities totaling $2,856,000. Proceeds from investment securities sales for the three months ended September 30, 2006 and 2005 totaled $4,807,000 and $538,000, respectively.
NOTE 3. INVENTORIES AND COSTS OF CONTRACTS IN PROGRESS
Customer orders are based upon forecasted quantities of product, manufactured for shipment over defined periods. Raw material inventories are purchased to fulfill these customer requirements. Within these arrangements, customer demand for products frequently changes sometimes creating excess and obsolete inventories. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income and a valuation allowance is established for the difference between the carrying cost and the estimated realizable amount. Conversely, should the disposition of adjusted excess and obsolete inventories result in recoveries in excess of these reduced carrying values, the remaining portion of the valuation allowances are reversed and taken into income when such determinations are made. It is possible that the Company’s financial position, results of operations and cash flows could be materially affected by changes to inventory valuation allowances for excess and obsolete inventories.
Inventories are valued at the lower of cost (first-in, first-out basis) or market and include costs related to long-term contracts. Inventories, other than contract costs, are principally raw materials and supplies. The following are the approximate major classifications of inventory at each balance sheet date:

	September 30, 2006	June 30, 2006

Raw materials	$30,869,000	$29,388,000
Work in process and finished goods	18,927,000	17,504,000

	$49,796,000	$46,892,000

Work in process and finished goods inventories include $5.1 million and $4.5 million of completed, but not yet accepted, sonobuoys at September 30 and June 30, 2006, respectively. Inventories are reduced by progress billings to the U.S. gov-

ernment, related to long-term contracts, of approximately $14.2 million and $10.7 million at September 30 and June 30, 2006, respectively. Inventory balances as of September 30 and June 30, 2006, include $11.3 million and $10.0 million of inventory, respectively, at the Company’s newest subsidiary, Astro, which is comprised of $10.9 million of raw materials and $0.4 million of work in process and finished goods as of September 30, 2006 and $8.9 million of raw materials and $1.1 million of work in process and finished goods as of June 30, 2006.
NOTE 4. PENSION ASSET
Periodic benefit cost — The Company sponsors a defined benefit pension plan covering certain salaried and hourly U.S. employees. The components of net periodic pension expense are as follows for the three months ended September 30:

	2006	2005

Service cost	$128,000	$137,000
Interest cost	163,000	166,000
Expected return on plan assets	(227,000)	(245,000)
Amortization of prior service cost	24,000	24,000
Amortization of net loss	49,000	38,000

Net periodic benefit cost	$137,000	$120,000

No cash contributions to the plan were required or have been paid by the Company in either period due to its overfunded status. Due to the overfunded status of the plan, and current actuarial calculations and assumptions, no additional funding of the defined benefit pension plan is anticipated prior to 2008.
NOTE 5. GOODWILL AND OTHER INTANGIBLES
The Company follows SFAS No. 141, Business Combinations (SFAS No. 141), and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually. Cybernet Systems Corporation’s (Cybernet) goodwill is reviewed for impairment annually, with the next review expected in April 2007. Goodwill related to the recent Astro purchase is also expected to be reviewed for impairment in April 2007. See “Business Acquisition”, Note 1 of this report, for additional information on the purchase of Astro, which occurred on May 31, 2006. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their estimated useful lives to their estimated residual values and be reviewed regularly for impairment. The change in the carrying amounts of goodwill and amortizable intangibles during the quarter ended September 30, 2006 are as follows:

		Amortizable	Total
	Goodwill	Intangibles	Intangibles

Beginning balance at July 1, 2006	$15,744,000	$6,726,000	$22,470,000
Amortization	—	(122,000)	(122,000)

Ending balance at September 30, 2006	$15,744,000	$6,604,000	$22,348,000

There were no changes in the carrying value of goodwill associated with Cybernet during fiscal 2006.
Goodwill — $770,000 of the balance of goodwill is related to the Company’s investment in Cybernet, as more fully described in Note 10 and additional goodwill in the amount of $14,974,000 was recognized upon the Company’s purchase of Astro in May 2006.
Other intangibles — Other intangibles of $6,765,000 were recognized upon the purchase of Astro. Other intangibles include non-compete agreements of $165,000 and customer relationships of $6,600,000. These costs are being amortized ratably over 4 years and 15 years, respectively. Accumulated amortization as of September 30, 2006, amounted to $161,000; $14,000 and $147,000 were for the amortization of non-compete agreements and customer relationships, respectively. Amortization of intangible assets is estimated to be approximately $481,000 for each of the four years beginning July 1, 2006, and approximately $440,000 for each of the subsequent 11 years.
NOTE 6. BORROWINGS
Current debt maturities — Short-term debt as of September 30, 2006, includes the current portion of $2,000,000 of long-term bank loan, the current portion of $1,724,000 of long-term notes payable, and the current portion of $99,000 of industrial revenue bonds. Both the bank loan and the notes payable were incurred as a result of the Company’s purchase of Astro on May 31, 2006, and are due and payable in equal installments over the next several years as further discussed below. The Industrial Revenue bonds were assumed at the time of Astro’s purchase and were previously incurred by Astro.
The Company also has available an unsecured $20,000,000 revolving line-of-credit facility provided by a local bank to support working capital needs and other general corporate purposes. Interest on borrowings would be charged using a floating rate of 1.25% plus a base rate determined by reference to a specified bank index. There have been no drawings against this credit facility.
Long-term debt — Long-term debt, all of which arose in conjunction with the Astro acquisition, consists of the following obligations at each balance sheet date:

	September 30, 2006	June 30, 2006

Industrial Revenue bonds, face value	$2,457,000	$2,477,000
Less unamortized purchase discount	148,000	150,000

Industrial Revenue bonds, carrying value	2,309,000	2,327,000
Bank loan	9,500,000	10,000,000
Notes payable	7,500,000	7,500,000

Total long-term debt	19,309,000	19,827,000
Less current portion	3,823,000	3,816,000

Long-term debt, net of current portion	$15,486,000	$16,011,000

There were no short or long-term debt or other borrowings outstanding as of September 30, 2005.
The Company has assumed repayment of principal and interest on bonds originally issued to Astro by the State of Ohio. These bonds are Ohio State Economic Development Revenue Bonds, series 2002-4. Astro originally entered into the loan agreement with the State of Ohio for the issuance of these bonds to finance the construction of Astro’s current operating facility. The principal amount, including premium, was issued in 2002 and totaled $2,845,000. These bonds have interest rates which vary, dependent on the maturity date of the bonds. Due to an increase in interest rates since the original issuance of the bonds, a discount amounting to $151,000 was recorded by Sparton on the date of assumption.
The bonds carry certain sinking fund requirements generally obligating the Company to deposit funds into a sinking fund. The sinking fund requires the Company to make monthly deposits of one twelfth of the annual obligation plus accrued interest. The purchase discount is being amortized ratably over the remaining term of the bonds. Amortization expense for the three months ended September 30, 2006 was approximately $2,000. The Company has issued an irrevocable letter of credit in the amount of $284,000 to secure repayment of a portion of the bonds. A further discussion of borrowings and other information related to the Company’s purchase of Astro may be found in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
The bank loan, with an original balance of $10 million, is being repaid over five years, with quarterly principal payments of $500,000 which commenced September 1, 2006. This loan bears interest at the variable rate of LIBOR plus 100 basis points, with interest calculated and paid quarterly along with the principal payment. As of September 30, 2006, this interest rate equaled 6.324%, with accrued interest of approximately $48,000. As a condition of this bank loan, the Company is subject to certain customary covenants, which become applicable beginning with the Company’s fiscal year ending June 30, 2007. If these covenants were to have been in place as of September 30, 2006, the Company would have met their requirements. This debt is not secured.
Two notes payable of $3,750,000 each, totaling $7.5 million, are payable to the sellers of Astro. These notes are to be repaid over four years, in aggregate semi-annual payments of principal and interest in the combined amount of $1,057,000 on July 1 and December 1 of each year commencing December 1, 2006. These notes each bear interest at 5.5% per annum. The notes are proportionately secured by the stock of Astro. As of September 30, 2006, there was interest accrued on these notes in the amount of approximately $138,000.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Environmental Remediation
One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been involved with ongoing environmental remediation since the early 1980’s. At September 30, 2006, Sparton has accrued $6,250,000 as its estimate of the minimum future undiscounted financial liability, of which $525,000 is classified as a current liability and included in accrued liabilities. The Company’s minimum cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment, operating, and continued monitoring costs for onsite and offsite pump and treat containment systems, as well as periodic reporting requirements.
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
Customer Relationships
In September 2002, STI filed an action in the U.S. District Court for the Eastern District of Michigan to recover certain unreimbursed costs incurred as a result of a manufacturing relationship with two entities, Util-Link, LLC (Util-Link) of Delaware and National Rural Telecommunications Cooperative (NRTC) of the District of Columbia. On or about October 21, 2002, the defendants filed a counterclaim seeking money damages alleging that STI breached its duties in the manufacture of products for the defendants. The defendant NRTC asked for damages in the amount of $20 million for the loss of its investment in and loans to Util-Link. In addition, the defendant Util-Link had asked for damages in the amount of $25 million for lost profits. Sparton had reviewed these claims and believed they were duplicative. Util-Link did not pursue its claim.
The jury trial commenced on September 19, 2005 and concluded on November 9, 2005. The jury awarded Sparton damages in the amount of $3.6 million, of which approximately $1.9 million represented costs related to the acquisition of raw materials. These costs were previously deferred and are included in other long-term assets on the Company’s September 30, 2006 balance sheet. As expected, there were post-trial proceedings, including motions by the defendant NRTC for judgment as matter of law on its counterclaim and a motion for new trial. On March 27, 2006, the trial court denied the defendant NRTC’s motion for judgment on its counter claim as a matter of law and granted the motion for a new trial unless Sparton accepted a reduction of the judgment. Sparton accepted the reduction, which reduced the collective judgment in its favor to $1.9 million, which would enable the Company to recover the deferred costs and, accordingly, there would be no significant impact on operating results. An amended judgment was entered for $1.9 million in Sparton’s favor on April 5, 2006. On May 1, 2006, NRTC filed an appeal of the judgment with the U.S. Court of Appeals for the Sixth Circuit, which could impact the ultimate result.
The Company has pending an action before the U.S. Court of Federal Claims to recover damages arising out of an alleged infringement by the U.S. Navy of certain patents owned by Sparton and used in the production of sonobuoys. The case was dismissed on summary judgment, however, the decision of the U.S. Court of Federal Claims was reversed by the U.S. Court of Appeals for the Federal Circuit. The case is currently scheduled for trial in the first calendar quarter of 2007. The likelihood that the claim will be resolved and the extent of any recovery in favor of the Company is unknown at this time.
Product Issues
Some of the printed circuit boards supplied to the Company for its aerospace sales have been discovered to be defective. The defect occurred during production at the raw board supplier’s facility, prior to shipment to Sparton for further processing. Sparton, Electropac Co., Inc. (the raw board manufacturer), and our customer, who received the defective assembled boards, have contained the defective boards. While investigations are underway, $2.9 million of related product and associated expenses have been classified in Sparton’s balance sheet within other long-term assets as of September 30 and June 30, 2006. In August 2005, Sparton Electronics Florida, Inc. filed an action in U.S. District Court of Florida against Electropac Co., Inc. to recover these costs. The likelihood that the claim will be resolved and the extent of Sparton’s exposure, if any, is unknown at this time. No loss contingency has been established at September 30, 2006.
NOTE 8. STOCK OPTIONS
As of July 1, 2005, SFAS No. 123(R) became effective for the Company. Under SFAS No. 123(R), compensation expense has been recognized for all periods presented in the Company’s interim financial statements. Share-based compensation cost is measured on the grant date, based on the fair value of the award calculated at that date, and is recognized over the employee’s requisite service period, which generally is the options’ vesting period. Fair value is calculated using the Black-Scholes option pricing model.
The Company has an incentive stock option plan under which 946,007 authorized and unissued common shares, which includes 760,000 original shares adjusted by 186,007 shares for the declaration of stock dividends, were reserved for option grants to directors and key employees at the fair market value of the Company’s common stock at the date of the grant. Options granted have either a five or ten-year term and become vested and exercisable cumulatively beginning one year after the grant date, in four equal annual installments. Options may terminate before their expiration dates if the optionee’s status as an employee is terminated, or upon death.
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
Share-based compensation expense and related tax benefit totaled $67,000 and $400, respectively, for the quarter ended September 30, 2006, which relates to all awards granted. Share-based compensation expense totaled $65,000 for the quarter ended September 30, 2005. Basic and diluted loss per share amounts were impacted by less than $0.01 each period. As of September 30, 2006, unrecognized compensation costs related to nonvested awards amounted to $606,000 and will be recognized over a remaining weighted average period of approximately 1.85 years.
The following table summarizes additional information about stock options outstanding and exercisable at September 30, 2006:

	Options Outstanding			Options Exercisable
		Wtd. Avg. Remaining	Wtd. Avg.		Wtd. Avg.
Range of Exercise Prices	Number of shares	Contractual Life (years)	Exercise Price	Number of shares	Exercise Price
$5.49 to $6.66	374,807	1.11	$5.90	364,528	$5.88
$7.70 to $8.57	189,900	8.74	$8.53	41,694	$8.54

	564,707			406,222

In general, the Company’s policy is to issue new shares upon the exercise of a stock option. A summary of option activity under the Company’s stock option plan for the three months ended September 30, 2006 is presented below. All options presented have been adjusted to reflect the impact of the 5% common stock dividend declared in October 2006. At September 30, 2006 shares remaining available for future grant totaled 146,457.

			Wtd. Avg. Remaining
	Total Shares	Wtd. Avg.	Contractual	Aggregate
	Under Option	Exercise Price	Term (years)	Intrinsic Value
Outstanding at July 1, 2006	542,924	$6.69	3.59	$935,000
Granted	26,250
Exercised	(4,255)
Forfeited or expired	(212)

Outstanding at September 30, 2006	564,707	$6.77	3.67	$846,000

Exercisable at September 30, 2006	406,222	$6.14	1.74	$884,000

The aggregate intrinsic value reflects the difference between an option’s fair value and its exercise price.

Under SFAS No. 123(R), fair value was estimated at the date of grant using the Black-Scholes option pricing model and the weighted average assumptions for the 25,000 options (26,250 after adjusting for the 5% stock dividend) granted during the three months ended September 30, 2006 were as follows:

Three months ended September 30, 2006
Expected option life	10 years
Expected volatility	32.2%
Risk-free interest rate	4.7%
Cash dividend yield	0.0%
Weighted average grant date fair value	$4.75

Black-Scholes assumption information: Expected life used is the time until expiration of the options, which is consistent with the timing of the exercise of options historically experienced by the Company. The expected volatility is based on a 10-year look-back of average stock prices which is consistent with the current exercise life of options awarded. Risk free interest rate is based upon the yield on 10-year treasury notes. Cash dividend yield has been set at zero, as the Company has not historically declared or paid cash dividends on a regularly scheduled basis.
NOTE 9. EARNINGS (LOSS) PER SHARE
On October 25, 2006, Sparton’s Board of Directors approved a 5% stock dividend. Eligible shareowners of record on December 27, 2006, will receive the stock dividend to be distributed on January 19, 2007. Cash will be paid in lieu of fractional shares. For the purposes of recording the stock dividend, the full 5% stock dividend was assumed on total shares outstanding; no assumption was made with respect to fractional shares nor the related cash distribution. An amount equal to the estimated fair market value of the common stock to be issued was transferred from retained earnings to common stock and capital in excess of par value to record the stock dividend. The transfer has been reflected in the interim condensed consolidated financial statements as of September 30, 2006.
All average outstanding shares and per share information have been restated to reflect the impact of the 5% stock dividend declared in October 2006. Due to the Company’s interim reported net losses for the three months ended September 2006 and 2005, all options outstanding were excluded from the computation of diluted earnings per share for those periods, as their inclusion would have been anti-dilutive.
Basic and diluted loss per share for the three months ended September 30, 2006 and 2005 were computed based on the following shares outstanding:

	2006	2005

Weighted average shares outstanding	9,385,557	9,290,149
Estimated weighted additional shares to be issued for the 5% common stock dividend declared October 25, 2006.	469,278	464,507

Weighted average shares outstanding — after stock dividend	9,854,835	9,754,656
Effect of dilutive stock options	—	—

Weighted average diluted shares outstanding	9,854,835	9,754,656

Basic and diluted loss per share — after stock dividend	$(0.25)	$(0.13)

NOTE 10. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes net income (loss) as well as unrealized gains and losses, net of income tax, on investment securities owned and investment securities held by an investee accounted for by the equity method, which are excluded from net income. Unrealized gains and losses, net of tax, are excluded from net income (loss), but are reflected as a direct charge or credit to shareowners’ equity. Comprehensive income (loss) and the related components are disclosed in the accompanying consolidated statements of shareowners’ equity. Comprehensive loss is summarized as follows for the three months ended September 30, 2006 and 2005, respectively:

	2006	2005

Net loss	$(2,464,000)	$(1,299,000)
Other comprehensive income (loss), net of tax
Investment securities owned	123,000	(115,000)
Investment securities held by investee accounted for by the equity method	11,000	14,000

	134,000	(101,000)

Comprehensive loss	$(2,330,000)	$(1,400,000)

At September 30 and June 30, 2006, shareowners’ equity includes accumulated other comprehensive losses of $131,000 and $265,000, respectively, net of tax. The components of these amounts at those dates are as follows:

	September 30, 2006	June 30, 2006

Accumulated other comprehensive income (loss), net of tax:
Investment securities owned	$(161,000)	$(284,000)
Investment securities held by investee accounted for by the equity method	30,000	19,000

Accumulated other comprehensive loss	$(131,000)	$(265,000)

In June 1999, the Company purchased a 14% interest (12% on a fully diluted basis) in Cybernet for $3,000,000. Cybernet is a developer of hardware, software, next-generation network computing, and robotics products. It is located in Ann Arbor, Michigan. The investment is accounted for under the equity method and is included in other assets and goodwill on the balance sheet. At September 30 and June 30, 2006, the Company’s investment in Cybernet amounted to $1,679,000 and $1,645,000, respectively, representing its equity interest in Cybernet’s net assets plus $770,000 of goodwill (no longer being amortized in accordance with SFAS No. 142, Goodwill and Other Intangible Assets). The Company believes that the equity method is appropriate given Sparton’s level of involvement in Cybernet. Prior to June 2002, Sparton accounted for its Cybernet investment using the cost method, which reflected a more passive involvement with Cybernet’s operations. Sparton’s current President and CEO is one of three Cybernet Board members, and as part of that position is actively involved in Cybernet’s oversight and operations. In addition, he has a strategic management relationship with the owners, who are also the other two board members, resulting in his additional involvement in pursuing areas of common interest for both Cybernet and Sparton. The use of the equity method requires Sparton to record its share of Cybernet’s income or loss in earnings (“Equity income in investment”) in Sparton’s income statements with a corresponding increase or decrease in the investment account (“Other assets”) in Sparton’s balance sheets. In addition, Sparton’s share of unrealized gains (losses) on available-for-sale securities held by Cybernet, is carried in accumulated other comprehensive income (loss) within the shareowners’ equity section of Sparton’s balance sheets. The unrealized gains (losses) on available-for-sale securities reflect Cybernet’s investment in Immersion Corporation, a publicly traded company, as well as other investments.

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
Other risks and uncertainties that may affect operations, performance, growth forecasts and business results include, but are not limited to, timing and fluctuations in U.S. and/or world economies, competition in the overall EMS business, availability of production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, foreign currency exchange rate risk, uncertainties associated with the costs and benefits of new facilities, including the plant in Vietnam and the Company’s newest subsidiary Astro Instrumentation, Inc., and the closing of others, uncertainties associated with the outcome of litigation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation, and uncertainties related to defects discovered in certain of the Company’s aerospace circuit boards. Further risk factors are related to the availability and cost of materials. A number of events can impact these risks and uncertainties, including potential escalating utility and other related costs due to natural disasters, as well as political uncertainties such as the conflict in Iraq. The Company has encountered availability and extended lead time issues on some electronic components in the past when market demand has been strong; this resulted in higher prices and late deliveries. Additionally, the timing of sonobuoy sales to the U.S. Navy is dependent upon access to the test range and successful passage of product tests performed by the U.S. Navy. Reduced governmental budgets have made access to the test range less predictable and less frequent than in the past. Finally, the Sarbanes-Oxley Act of 2002 required changes in, and formalization of, some of the Company’s corporate governance and compliance practices. The SEC and New York Stock Exchange (NYSE) also passed rules and regulations requiring additional compliance activities. Compliance with these rules has increased administrative costs, and it is expected that certain of these costs will continue indefinitely. For a further discussion of the Company’s risk factors refer to Part II, Item 1(a), Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this report.
RESULTS OF OPERATIONS

	Three months ended September 30:
	Fiscal 2006		Fiscal 2005
MARKET	Sales	% of Total	Sales	% of Total	% Change
Medical/Scientific Instrumentation	$14,848,000	30.7%	$3,008,000	8.1%	393.6%
Aerospace	14,631,000	30.3	12,398,000	33.2	18.0
Industrial/Other	14,084,000	29.2	12,534,000	33.6	12.4
Government	4,754,000	9.8	9,366,000	25.1	(49.2)

Totals	$48,317,000	100.0%	$37,306,000	100.0%	29.5%

Sales for the three months ended September 30, 2006, totaled $48,317,000, an increase of $11,011,000 (29.5%) from the same quarter last year. Medical/scientific instrumentation sales increased $11.8 million from the same quarter last year. This increase in sales was primarily due to the inclusion of the Company’s newest subsidiary, Astro Instrumentation, Inc. (Astro), which totaled approximately $11.1 million. Aerospace sales were also above the prior year. Additional aerospace sales were primarily due to one existing customer, whose sales increased approximately $2.6 million from the same period last year. Industrial sales were also higher primarily due to one new customer, which accounted for about $2.8 million in sales during the quarter ended September 30, 2006; these sales levels are expected to continue. Government sales were below the prior year primarily due to several failed sonobuoy drop tests. While rework of failed sonobuoys is underway, this rework will take time. In addition, as of the date of this report, there is no planned access to the Navy’s test range anticipated during the month of December. Discussions are underway to give us access to another test range, but we are at this point uncertain as to the outcome. Therefore, governmental sales are anticipated to remain depressed until during the third quarter of fiscal 2007.
The majority of the Company’s sales come from a small number of key strategic and large OEM customers. Sales to the six largest customers, including government sales, accounted for approximately 74% and 77% of net sales in fiscal 2007 and 2006, respectively. Four of the customers, including government, were the same both years. Bally, an industrial customer, accounted for 12% and 17% of total sales; additionally, an aerospace customer, Honeywell, with several facilities to which we supply product, provided 17% and 19% of total sales through September 30, 2006 and 2005, respectively. Bayer, a key medical device customer of Astro, contributed 20% of total sales during the quarter ended September 30, 2006.
The following table presents income statement data as a percentage of net sales for the three months ended September 30, 2006 and 2005:

	2006	2005
Net sales	100.0%	100.0%
Costs of goods sold	98.7	95.5

Gross profit	1.3	4.5

Selling and administrative expenses	8.9	10.7
Other operating (income) expenses — net	(0.2)	—

Operating loss	(7.4)	(6.2)

Other income (expense) — net	(0.1)	1.1

Loss before income taxes	(7.5)	(5.1)
Credit for income taxes	(2.4)	(1.6)

Net loss	(5.1)%	(3.5)%

An operating loss of $3,596,000 was reported for the three months ended September 30, 2006, compared to an operating loss of $2,302,000 for the three months ended September 30, 2005. The gross profit percentage for the three months ended September 30, 2006, was 1.3%, down from 4.5% for the same period last year. Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and new product introduction, all of which impacted first quarter fiscal 2007 performance. The primary reason for the reduction in gross profit from the prior year was the impact of failed sonobuoy drop tests. In reviewing lot failures, additional rework was identified as necessary to complete certain contracts now in progress. These drop test failures not only reduced sales, but also resulted in anticipated additional program costs of approximately $4.0 million, $2.2 million of which will result in reduced margins on affected sonobuoy sales in future periods. Reflected in gross profit in the first quarter of fiscal

2007 and 2006 were charges of $1.8 million and $0.6 million, respectively, resulting from changes in estimates, primarily related to design and production issues on certain sonobuoy programs. The programs are loss contracts and the Company recognized the entire estimated losses as of September 30, 2006 and 2005. Due to the additional rework and anticipated design changes, and reduced access to the Navy’s test range during the second quarter of fiscal 2007, government sales and related margins for the remainder of fiscal 2007 are anticipated to be negatively impacted. As of September 30, 2006, the backlog of government contracts with negative or breakeven margins was approximately $7.7 million. These sonobuoys are anticipated to ship in fiscal 2007. Included in the three months ended September 30, 2006 and 2005 were results from the Company’s Vietnam facility, the start-up of which has adversely impacted gross profit by $322,000 and $325,000, respectively. The results of our Vietnamese operation are expected to improve during the current fiscal year, achieving breakeven levels on a monthly basis during fiscal 2008, or possibly before dependent on the timing of start-up of potential new programs there.
The majority of the decrease in selling and administrative expenses, as a percentage of sales, was due to the significant increase in sales during the first quarter of fiscal 2007 compared to the same period last year. Selling and administrative expenses include litigation expense of approximately $20,000 and $226,000 in the three months ended September 30, 2006 and 2005, respectively. This litigation expense relates to the current claim against NRTC, which is further discussed in Part II, Item 1 — “Other Information- Legal Proceedings” of this report. Beginning in fiscal 2006, the Company was required to expense the vested portion of the fair value of stock options. Share-based compensation expense, totaled $67,000 and $65,000 in the first quarter of fiscal 2007 and 2006, respectively. For the quarter ended September 30, 2006, $57,000 (or 85%) of the total $67,000 of stock-based compensation expense was included in selling and administrative expenses, with the balance reflected in costs of goods sold. The remainder of the increase in selling and administrative expenses relates to minor increases in various categories, such as wages, employee benefits, insurance, and other items, which amounts also include those related to Astro. $121,000 of amortization expense for the quarter ended September 30, 2006 is related to the purchase of Astro under the purchase accounting rules; for a further discussion see Note 5.
Interest and investment income decreased from the prior year, mainly due to decreased funds available for investment. Certain investments were liquidated primarily to fund the operating loss, additions to property, plant and equipment, repayment of debt, and repurchases of common stock. Interest expense of $297,000 in the first quarter of fiscal 2007 is a result of the debt incurred and assumed as part of the acquisition of Astro. A further discussion of debt is contained in Note 6. Other income-net in the first quarter of fiscal 2007 was $107,000, versus $109,000 in fiscal 2006. Translation adjustments, along with gains and losses from foreign currency transactions, are included in other income and, in the aggregate, amounted to gains of $106,000 and $111,000 during the three months ended September 30, 2006 and 2005, respectively.
Due to the factors described above, the Company reported a net loss of $2,464,000 ($0.25 per share, basic and diluted) for the three months ended September 30, 2006, versus a net loss of $1,299,000 ($0.13 per share, basic and diluted) for the corresponding period last year.

LIQUIDITY AND CAPITAL RESOURCES
The primary source of liquidity and capital resources has historically been generated from operations. Certain government contracts provide for interim progress billings based on costs incurred. These progress billings reduce the amount of cash that would otherwise be required during the performance of these contracts. As the volume of U.S. defense-related contract work has declined over the past several years, so has the relative importance of progress billings as a liquidity resource. At the present time, the Company plans to use its investment securities to provide additional working capital, invest in additional property, plant and equipment, and to strategically facilitate growth. Growth is expected to be achieved through internal expansion and/or acquisition(s) or joint venture(s). In addition, the Company’s previously announced $4,000,000 stock repurchase program is expected to utilize a portion of the Company’s investments. Through September 30, 2006, approximately 63,000 shares, at a cost of approximately $574,000, have been repurchased. These repurchased shares have been retired.
For the three months ended September 30, 2006, cash and cash equivalents decreased $1,304,000 to $6,199,000. Operating activities used $5,147,000 in fiscal 2007 and provided $971,000 in fiscal 2006, in net cash flows. The primary use of cash in fiscal 2007 was for operations combined with an increase in inventory. The increase in inventory is due to build up related to new customer contracts, as well as the delay in some customers’ schedules. The primary source of cash in fiscal 2006 was the receipt of $5,455,000 in cash from a legal settlement, which occurred in fiscal 2005. Additionally, the collection of a large amount of accounts receivable attributable to sales at fiscal 2005 year end contributed to cash in fiscal 2006. The primary use of cash in fiscal 2006 was for operations.
Cash flows provided by investing activities in fiscal 2007 totaled $4,544,000, and was primarily provided by the proceeds from sale of investment securities. The primary use of cash in fiscal 2007 was the purchase of property, plant and equipment. The majority of the expenditures were for the current plant expansion at Astro. Cash flows used by investing activities in fiscal 2006 totaled $2,344,000, and was primarily used in the purchase of investment securities.
Cash flows used by financing activities were $702,000 and $631,000 in fiscal 2007 and 2006, respectively. The primary uses in fiscal 2007 were the repayment of debt incurred with the purchase of Astro and the repurchase of common stock, while the primary use of cash in fiscal 2006 was for the payment of a $0.10 per share cash dividend.
Historically, the Company’s market risk exposure to foreign currency exchange and interest rates on third party receivables and payables has not been considered to be material, principally due to their short-term nature and the minimal amount of receivables and payables designated in foreign currency. However, due to the strengthened Canadian dollar, the impact of transaction and translation gains on intercompany activity and balances has increased. If the exchange rate were to materially change, the Company’s financial position could be significantly affected. The Company currently has an unused formal line of credit totaling $20 million and a bank loan totaling $10 million. In addition, there are notes payable totaling $7.5 million outstanding to the former owners of Astro, as well as industrial revenue bonds assumed as part of the acquisition of Astro. These borrowings are further discussed in Note 6.
At September 30, and June 30, 2006, the aggregate government funded EMS backlog was approximately $38 million and $41 million, respectively. A majority of the September 30, 2006, backlog is expected to be realized in the next 12-15 months. Commercial EMS orders are not included in the backlog. The Company does not believe the amount of commercial activity covered by firm purchase orders is a meaningful measure of future sales, as such orders may be rescheduled or cancelled without significant penalty.
The Company signed a membership purchase agreement and completed the acquisition of Astro on May 31, 2006. Astro’s sales volume for the twelve months ended December 31, 2005, was approximately $34 million. The purchase price was approximately $26.2 million, plus the extinguishment by Sparton at closing of $4.2 million in seller credit facilities and the assumption of $2.3 million in bonded debt. The purchase price was funded using a combination of cash, $10 million in bank debt, and $7.5 million in notes payable to Astro’s previous owners. During each of the next four years additional contingent consideration may be paid to the previous owners of Astro. This contingent consideration is equal to 20% of Astro’s earnings before interest, depreciation, and taxes as defined, and if paid will be added to goodwill. Astro is an EMS provider that designs and manufactures a variety of specialized medical products, generally involving high-quality medical laboratory test equipment. Astro operates from a 40,000 square foot facility in an industrial park. A 20,000 square foot addition to the facility is now under construction. Sparton now operates the business as a wholly-owned subsidiary at its present location and with the current operating management and staff. A further discussion of the Astro purchase is contained in Notes 9 and 13 to the consolidated financial statements included in Item 8 of the Company’s Annual report on Form 10-K for the fiscal year ended June 30, 2006. The Company is continuing a program of identifying and evaluating potential acquisition candidates in both the defense and medical markets.

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
During fiscal 2006, a $0.10 per share cash dividend, totaling approximately $889,000, was paid to shareowners on October 5, 2005. Subsequently in October 2005, the Company declared a 5% stock dividend. This dividend was distributed January 13, 2006, to shareowners of record on December 21, 2005. On October 25, 2006 the Company declared a 5% stock dividend to be distributed January 19, 2007, to shareowners of record on December 27, 2006.
At September 30, 2006, the Company had $94,404,000 in shareowners’ equity ($9.59 per share), $64,799,000 in working capital, and a 3.05:1.00 working capital ratio. The Company believes it has sufficient liquidity for its anticipated needs over the next 12-18 months, unless an additional significant business acquisition were to be identified and completed for cash.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Information regarding the Company’s long-term debt obligations, environmental liability payments, operating lease payments, and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” of the Company’s Annual report on Form 10-K for the fiscal year ended June 30, 2006. There have been no material changes in the Company’s contractual obligations since June 30, 2006.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates, judgments and assumptions that affect the amounts reported as assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are regularly evaluated and are based on historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The Company believes that of its significant accounting policies discussed in the Notes to the condensed consolidated financial statements, which are included in Part I, Item 1 of this report, the following involve a higher degree of judgement and complexity. Senior management has reviewed these critical accounting policies and related disclosures with Sparton’s audit committee of the Board of Directors.
Environmental Contingencies
One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been the subject of ongoing investigations and remediation efforts conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). As discussed in Note 7 to the condensed consolidated financial statements included in Part I, Item 1, Sparton has accrued its estimate of the minimum future non-discounted financial liability. The estimate was developed using existing technology and excludes legal and related consulting costs. The minimum cost estimate includes equipment, operating and monitoring costs for both onsite and offsite remediation. Sparton recognizes legal and consulting services in the periods incurred and reviews its EPA accrual activity quarterly. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes in these estimates.
Government Contract Cost Estimates
Government production contracts are accounted for based on completed units accepted with respect to revenue recognition and their estimated average cost per unit regarding costs. Losses for the entire amount of the contract are recognized in the period when such losses are determinable. Significant judgment is exercised in determining estimated total contract costs including, but not limited to, cost experience to date, estimated length of time to contract completion, costs for materials, production labor and support services to be expended, and known issues on remaining units to be completed. In addition, estimated total contract costs can be significantly affected by changing test routines and procedures, resulting design modifications and production rework from these changing test routines and procedures, and limited range access for testing these design modifications and rework solutions. Estimated costs developed in the early stages of contracts can change, sometimes significantly, as the contracts progress, and events and activities take place. Changes in estimates can also occur when new designs are initially placed into production. The Company formally reviews its costs incurred-to-date and estimated costs to complete on all significant contracts at least quarterly and the resulting revised estimated total contract costs are reflected in the financial statements. Depending upon the circumstances, it is possible that the Company’s financial position, results of operations and cash flows could be materially affected by changes in estimated costs to complete on one or more significant contracts.
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
Allowance for Probable Losses on Receivables
The accounts receivable balance is recorded net of allowances for amounts not expected to be collected from customers. The allowance is estimated based on historical experience of write-offs, the level of past due amounts, information known about specific customers with respect to their ability to make payments, and future expectations of conditions that might impact the collectibility of accounts. Accounts receivable are generally due under normal trade terms for the industry. Credit is granted, and credit evaluations are periodically performed, based on a customer’s financial condition and other factors. Although the Company does not generally require collateral, cash in advance or letters of credit may be required from customers in certain circumstances, including some foreign customers. When management determines that it is probable that an account will not be collected, it is charged against the allowance for probable losses. The Company reviews the adequacy of its allowance monthly. The allowance for doubtful accounts was $121,000 and $67,000 at September 30, and June 30, 2006, respectively. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Given the Company’s significant balance of government receivables and letters of credit from foreign customers, collection risk is considered minimal. Historically, uncollectible accounts have generally been insignificant and the minimal allowance is deemed adequate.
Pension Obligations
The Company calculates the cost of providing pension benefits under the provisions of Statement of Financial Accounting Standards (SFAS) No. 87, Employers’ Accounting for Pensions, as amended. The key assumptions required within the provisions of SFAS No. 87 are used in making these calculations. The most significant of these assumptions are the discount rate used to value the future obligations and the expected return on pension plan assets. The discount rate is consistent with market interest rates on high-quality, fixed income investments. The expected return on assets is based on long-term returns and assets held by the plan, which is influenced by historical averages. If actual interest rates and returns on plan assets materially differ from the assumptions, future adjustments to the financial statements would be required. While changes in these assumptions can have a significant effect on the pension benefit obligation and the unrecognized gain or loss accounts disclosed in the Notes to the financial statements, the effect of changes in these assumptions is not expected to have the same relative effect on net periodic pension expense in the near term. While these assumptions may change in the future based on changes in long-term interest rates and market conditions, there are no known expected changes in these assumptions as of September 30, 2006. To the extent the assumptions differ from actual results, as indicated above, or if there are changes made to accounting standards for these costs, there would be a future impact on the financial statements. The extent to which these factors will result in future recognition or acceleration of expense is not determinable at this time as it will depend upon a number of variables, including trends in interest rates and the actual return on plan assets. No cash payments are expected to be required for the next several years due to the plan’s funded status.

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
Goodwill and Customer Relationships
The Company currently reviews goodwill associated with its Cybernet investment on an annual basis for possible impairment. Additionally, the Company will review goodwill and customer relationships, associated with the recent Astro acquisition, for impairment annually, with the first review anticipated to occur in April 2007. Possible impairment of these assets will also be reviewed should events or changes in circumstances indicate their carrying value may not be recoverable in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The provisions of SFAS No. 142 require that a two-step impairment test be performed. In the first step, the Company compares the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to the unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, management will perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company would record an impairment loss equal to the difference.
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
At September 30, 2006, Sparton has $6,250,000 accrued as its estimate of the future undiscounted minimum financial liability with respect to this matter. The Company’s cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred, and is anticipated to cover approximately the next 24 years. The Company’s estimate includes equipment and operating costs for onsite and offsite operations and is based on existing methodology. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally, a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. It is possible that cash flows and results of operations could be affected significantly by the impact of the ultimate resolution of this contingency.

Some of the printed circuit boards supplied to the Company for its aerospace sales have been discovered to be defective. The defect occurred during production at the raw printed circuit board suppliers facility, prior to shipment to Sparton for further processing. Sparton, Electropac Co., Inc. (the raw board manufacturer), and our customer, who received the defective assembled boards, have contained the defective boards. While investigations are underway, $2.9 million of related product and associated expenses have been classified in Sparton’s balance sheet within other long-term assets as of September 30, 2006. In August 2005, Sparton Electronics Florida, Inc. filed an action in U.S. District Court of Florida against Electropac Co., Inc. to recover these costs. The likelihood that the claim will be resolved and the extent of Sparton’s exposure, if any, is unknown at this time. No loss contingency has been established at September 30, 2006.
Sparton is currently involved in other legal actions, which are disclosed in Part II Item 1 - “Legal Proceedings”, of this report. At this time, the Company is unable to predict the outcome of these claims.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
The Company has financial instruments that are subject to interest rate risk, principally short-term investments and long-term debt associated with the recent Astro acquisition on May 31, 2006. Historically, the Company has not experienced material gains or losses due to such interest rate changes. Based on the current holdings of short-term investments, and the fact that interest rates were at market values for the debt issued in the recent Astro acquisition, interest rate risk is not currently considered to be significant.
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
As of September 30, 2006, an evaluation was updated by the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures continue to be effective as of September 30, 2006. There have been no changes in the Company’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Upon entering into the Consent Decree, the Company reviewed its estimates of the future costs expected to be incurred in connection with its remediation of the environmental issues associated with its Coors Road facility over the next 30 years. At September 30, 2006, the undiscounted minimum accrual for future EPA remediation approximates $6,250,000. The Company’s estimate is based upon existing technology and current costs have not been discounted. The estimate includes equipment, operating and maintenance costs for the onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes the required periodic reporting requirements. This estimate does not include legal and related consulting costs, which are expensed as incurred.
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
In 1995, Sparton Corporation and STI filed a Complaint in the Circuit Court of Cook County, Illinois, against Lumbermens Mutual Casualty Company and American Manufacturers Mutual Insurance Company demanding reimbursement of expenses incurred in connection with its remediation efforts at the Coors Road facility based on various primary and excess comprehensive general liability policies in effect between 1959 and 1975. In June 2005, Sparton reached an agreement with an insurer under which Sparton received $5,455,000 in cash in July 2005, which reflects a recovery of a portion of past costs the Company incurred.
In October 2006, Sparton reached an agreement with another insurer under which Sparton received $225,000 in cash in October 2006. This agreement reflects a recovery of a portion of past costs incurred related to the Company’s Coors Road facility, and will be recognized as income in the second quarter of fiscal 2007. The Company continues to pursue an additional recovery from an excess carrier. The probability and amount of recovery is uncertain at this time.
Customer Relationships
In September 2002, STI filed an action in the U.S. District Court for the Eastern District of Michigan to recover certain unreimbursed costs incurred as a result of a manufacturing relationship with two entities, Util-Link, LLC (Util-Link) of Delaware and National Rural Telecommunications Cooperative (NRTC) of the District of Columbia. On or about October 21, 2002, the defendants filed a counterclaim seeking money damages alleging that STI breached its duties in the manufacture of products for the defendants. The defendant NRTC asked for damages in the amount of $20 million for the loss of its investment in and loans to Util-Link. In addition, the defendant Util-Link had asked for damages in the amount of $25 million for lost profits. Sparton had reviewed these claims and believed they were duplicative. Util-Link did not pursue its claim.

The jury trial commenced on September 19, 2005 and concluded on November 9, 2005. The jury awarded Sparton damages in the amount of $3.6 million, of which approximately $1.9 million represented costs related to the acquisition of raw materials. These costs were previously deferred and are included in other long-term assets on the Company’s June 30, 2006 balance sheet. As expected, there were post-trial proceedings, including motions by the defendant NRTC for judgment as matter of law on its counterclaim and a motion for new trial. On March 27, 2006, the trial court denied the defendant NRTC’s motion for judgment on its counter claim as a matter of law and granted the motion for new trial unless Sparton accepted a reduction of the judgment. Sparton accepted the reduction, which reduced the collective judgment in its favor to $1.9 million, which would enable the Company to recover the deferred costs and, accordingly, there would be no significant impact on operating results. An amended judgment was entered for $1.9 million in Sparton’s favor on April 5, 2006. On May 1, 2006, NRTC filed an appeal of the judgment with the U.S. Court of Appeals for the Sixth Circuit, which could impact the ultimate result.
The Company has pending an action before the U.S. Court of Federal Claims to recover damages arising out of an alleged infringement by the U.S. Navy of certain patents owned by Sparton and used in the production of sonobuoys. The case was dismissed on summary judgment; however, the decision of the U.S. Court of Federal Claims was reversed by the U.S. Court of Appeals for the Federal Circuit. The case is currently scheduled for trial in the first calendar quarter of 2007. The likelihood that the claim will be resolved and the extent of any recovery in favor of the Company is unknown at this time.
Product Issues
Some of the printed circuit boards supplied to the Company for its aerospace sales have been discovered to be defective. The defect occurred during production at the raw board supplier’s facility, prior to shipment to Sparton for further processing. Sparton, Electropac Co., Inc. (the raw board manufacturer), and our customer, who received the defective assembled boards, have contained the defective boards. While investigations are underway, $2.9 million of related product and associated expenses have been deferred and classified in Sparton’s balance sheet within other long-term assets as of September 30, 2006. In August 2005, Sparton Electronics Florida, Inc. filed an action in U.S. District Court of Florida against Electropac Co., Inc. to recover these costs. The likelihood that the claim will be resolved and the extent of Sparton’s exposure, if any, is unknown at this time. No loss contingency has been established at September 30, 2006.
Item 1(a). Risk Factors
Information regarding the Company’s Risk Factors is provided in Part I, Item 1(a) “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. There have been no significant changes in the Company’s risk factors since June 30, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Repurchases of Equity Securities — As of September 30, 2006, the Company had one publicly-announced share repurchase program outstanding. Announced on August 29, 2005, effective September 14, 2005, the program provides for the repurchase of up to $4.0 million of shares of the Company’s outstanding common stock in open market transactions. The program expires September 14, 2007, and the timing and amount of daily purchases are subject to certain limitations. Through June 30, 2006, the Company had purchased 39,037 shares at a cost of approximately $363,000.
Information on shares repurchased in the most recently completed quarter is as follows:

			Total number	Approximate dollar value of
	Total number of	Average price	shares purchased as part of	shares that may yet be
Period	shares purchased	paid per share	publicly announced programs	purchased under the program
July 1-31	4,200	$8.65	4,200	$3,601,000
August 1-31	3,100	8.90	3,100	3,573,000
September 1-30	16,792	8.77	16,792	3,426,000

Total	24,092		24,092

Repurchased shares are retired.

Item 4. Submission of Matters to a Vote of Security Holders
At the October 25, 2006, Annual Meeting of Shareowners of Sparton Corporation, a total of 8,802,263 of the Company’s shares were present or represented by proxy at the meeting. This represented more than 93% of the Company’s shares outstanding. Total shares outstanding and eligible to vote were 9,384,221, of which 581,958 did not vote.
The individuals named below were re-elected as Directors to serve a three-year term expiring in 2009:

NAME	Votes FOR	Votes ABSTAINED
James N. DeBoer	7,679,017	1,123,246
James D. Fast	7,677,285	1,124,978
David W. Hockenbrocht	7,657,917	1,144,346
Messrs. Richard J. Johns M.D., Richard L. Langley, David P. Molfenter, William I. Noecker, W. Peter Slusser and Bradley O. Smith all continue as directors of the Company.
A second proposal for the ratification of the appointment of the Company’s current independent auditors, BDO Seidman, LLP, was presented to the shareowners for vote. BDO Seidman, LLP was ratified as the Company’s independent auditors for fiscal year 2007 with 8,761,065 votes FOR, 22,879 votes NO and 18,319 votes ABSTAINED.

Item 6. Exhibits
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

Date: November 10, 2006	/s/ DAVID W. HOCKENBROCHT
David W. Hockenbrocht, Chief Executive Officer

Date: November 10, 2006	/s/ RICHARD L. LANGLEY
Richard L. Langley, Chief Financial Officer