Form 10-Q
period 2006-12-31
SPARTON CORP
filed 2007-02-14
CIK 92679

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
☐ Yes     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding at
Class of Common Stock	January 31, 2007

$1.25 Par Value	9,798,273

Part I. Financial Information
Item 1. Financial Statements (Interim, Unaudited)
SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

	December 31, 2006	June 30, 2006
ASSETS

Current assets:
Cash and cash equivalents	$9,982,763	$7,503,438
Investment securities	40,595	15,969,136
Accounts receivable	25,947,120	25,108,442
Income taxes recoverable	1,147,000	—
Inventories and costs of contracts in progress	50,016,705	46,892,183
Deferred income taxes	2,572,072	2,662,692
Prepaid expenses and other current assets	1,185,677	1,462,190

Total current assets	90,891,932	99,598,081

Pension asset	4,172,449	4,420,932
Property, plant and equipment — net	18,148,367	17,598,906
Goodwill and other intangibles — net	22,228,071	22,469,807
Other assets	5,932,415	5,970,010

Total assets	$141,373,234	$150,057,736

LIABILITIES AND SHAREOWNERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$3,869,149	$3,815,833
Accounts payable	14,082,354	16,748,814
Salaries and wages	4,141,272	4,388,396
Accrued health benefits	1,343,071	1,142,693
Other accrued liabilities	5,748,005	4,996,408
Income taxes payable	—	308,814

Total current liabilities	29,183,851	31,400,958

Deferred income taxes — noncurrent	9,000	—
Long-term debt — noncurrent portion	14,066,228	16,010,616
Environmental remediation — noncurrent portion	5,654,574	5,795,784

Total liabilities	48,913,653	53,207,358

Shareowners’ Equity:
Preferred stock, no par value; 200,000 shares authorized, none outstanding	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 9,798,273 shares outstanding (9,392,305 at June 30, 2006)	12,247,841	11,740,381
Capital in excess of par value	19,485,140	15,191,990
Retained earnings	60,657,546	70,183,104
Accumulated other comprehensive income (loss)	69,054	(265,097)

Total shareowners’ equity	92,459,581	96,850,378

Total liabilities and shareowners’ equity	$141,373,234	$150,057,736

See accompanying notes to condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
December 31, 2006 and 2005

	Three months ended		Six months ended
	2006	2005	2006	2005
Net sales	$53,056,457	$37,693,154	$101,373,228	$74,999,272
Costs of goods sold	49,587,268	33,852,764	97,163,273	69,578,214

Gross profit	3,469,189	3,840,390	4,209,955	5,421,058

Selling and administrative expenses	4,393,064	3,749,626	8,714,296	7,763,897
Amortization of intangibles	120,312	—	241,736	—
EPA related — net environmental remediation	(210,807)	—	(201,230)	(29,198)
Net (gain) loss on sale of property, plant and equipment	(2,048)	93,435	(205,723)	104,591

	4,300,521	3,843,061	8,549,079	7,839,290

Operating loss	(831,332)	(2,671)	(4,339,124)	(2,418,232)

Other income (expense):
Interest and investment income (loss)	(79,904)	263,379	71,027	527,827
Interest expense	(290,723)	—	(587,722)	—
Equity loss in investment	(19,000)	(18,000)	(7,000)	(1,000)
Other — net	(278,622)	54,097	(259,905)	277,264

	(668,249)	299,476	(783,600)	804,091

Income (loss) before income taxes	(1,499,581)	296,805	(5,122,724)	(1,614,141)
Provision (credit) for income taxes	(122,000)	95,000	(1,281,000)	(517,000)

Net income (loss)	$(1,377,581)	$201,805	$(3,841,724)	$(1,097,141)

Earnings (loss) per share — basic and diluted(1)	$(0.14)	$0.02	$(0.39)	$(0.11)

(1)	All share and per share information have been adjusted to reflect the impact of the 5% stock dividend declared in October 2006.
See accompanying notes to condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended December 31,
	2006	2005
Cash Flows From Operating Activities:
Net loss	$(3,841,724)	$(1,097,141)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	1,309,563	979,431
Deferred income taxes	—	647,000
Loss on sale of investment securities	244,765	19,381
Equity loss in investment	7,000	1,000
Pension expense	248,483	273,788
Share-based compensation	134,360	175,440
(Gain) loss on sale of property, plant and equipment	(7,049)	104,591
Gain from sale of non-operating land	(198,675)	—
Other, primarily changes in customer and vendor claims	47,420	(391,238)
Changes in operating assets and liabilities:
Accounts receivable	(838,678)	6,356,280
Environmental settlement receivable	—	5,455,000
Income taxes recoverable	(1,147,000)	(1,269,228)
Inventories, prepaid expenses and other current assets	(2,848,009)	(492,657)
Accounts payable and accrued liabilities	(2,414,704)	(7,601,824)

Net cash (used in) provided by operating activities	(9,304,248)	3,159,823

Cash Flows From Investing Activities:
Purchases of investment securities	—	(5,866,275)
Proceeds from sale of investment securities	15,578,362	1,059,414
Proceeds from maturity of investment securities	465,645	1,833,602
Purchases of property, plant and equipment	(2,167,460)	(287,235)
Proceeds from sale of non-operating land	811,175	—
Proceeds from sale of property, plant and equipment	7,049	—
Other, principally noncurrent other assets	175	(15,951)

Net cash provided by (used in) investing activities	14,694,946	(3,276,445)

Cash Flows From Financing Activities:
Repayment of long-term debt	(1,895,766)	—
Proceeds from the exercise of stock options	1,332,402	456,423
Tax effect from stock transactions	175,911	56,522
Stock dividends — cash paid in lieu of fractional shares	—	(3,662)
Repurchases of common stock	(2,523,920)	(199,854)
Cash dividend	—	(889,409)

Net cash used in financing activities	(2,911,373)	(579,980)

Increase (decrease) in cash and cash equivalents	2,479,325	(696,602)
Cash and cash equivalents at beginning of period	7,503,438	9,368,120

Cash and cash equivalents at end of period	$9,982,763	$8,671,518

See accompanying notes to condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareowners’ Equity (Unaudited)

	Six months ended December 31, 2006
			Capital		Accumulated other
	Common Stock		in excess	Retained	comprehensive
	Shares	Amount	of par value	earnings	income (loss)	Total
Balance at July 1, 2006	9,392,305	$11,740,381	$15,191,990	$70,183,104	$(265,097)	$96,850,378

Stock dividend (5% declared October 25, 2006)	466,365	582,956	3,404,465	(3,989,398)		(1,977)
Stock options exercised, net of common stock surrendered to facilitate exercise	232,347	290,434	1,041,968			1,332,402
Repurchases of common stock as part of 2005 share repurchase program	(292,744)	(365,930)	(463,554)	(1,694,436)		(2,523,920)

Share-based compensation			134,360			134,360
Tax effect of stock transactions			175,911			175,911

Comprehensive income (loss), net of tax:
Net loss				(3,841,724)		(3,841,724)
Net unrealized gain on investment securities owned					122,606	122,606
Reclassification adjustment for net loss realized and reported in net loss					161,545	161,545
Net unrealized gain on equity investment					50,000	50,000

Comprehensive loss						(3,507,573)

Balance at December 31, 2006	9,798,273	$12,247,841	$19,485,140	$60,657,546	$69,054	$92,459,581

	Six months ended December 31, 2005
			Capital		Accumulated other
	Common Stock		in excess	Retained	comprehensive
	Shares	Amount	of par value	earnings	income (loss)	Total
Balance at July 1, 2005	8,830,428	$11,038,035	$10,558,757	$75,619,392	$(44,198)	$97,171,986

Stock dividend (5% declared October 25, 2005)	447,298	559,123	3,828,871	(4,391,656)		(3,662)
Stock options exercised, net of common stock surrendered to facilitate exercise	123,710	154,637	301,786			456,423
Repurchases of common stock as part of 2005 share repurchase program	(20,237)	(25,296)	(24,420)	(150,138)		(199,854)
Cash dividend ($0.10 per share)				(889,409)		(889,409)

Share-based compensation			175,440			175,440
Tax effect of stock transactions			56,522			56,522

Comprehensive income (loss), net of tax:
Net loss				(1,097,141)		(1,097,141)
Net unrealized loss on investment securities owned					(172,349)	(172,349)
Reclassification adjustment for net loss realized and reported in net loss					12,791	12,791
Net unrealized gain on equity investment					56,000	56,000

Comprehensive loss						(1,200,699)

Balance at December 31, 2005	9,381,199	$11,726,499	$14,896,956	$69,091,048	$(147,756)	$95,566,747

See accompanying notes to condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation - The accompanying unaudited condensed consolidated financial statements of Sparton Corporation and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All significant intercompany transactions and accounts have been eliminated. Certain reclassifications of prior year amounts have been made to conform to the current year presentation. The condensed consolidated balance sheet at December 31, 2006, and the related condensed consolidated statements of operations, cash flows and shareowners’ equity for the six months ended December 31, 2006 and 2005 are unaudited, but include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of such interim financial statements. Operating results for the six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007.
The balance sheet at June 30, 2006, was derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
Business Acquisition - On May 31, 2006, the Company announced that a membership purchase agreement was signed, and the acquisition of Astro Instrumentation, LLC was completed. Astro was a privately owned electronic manufacturing services (EMS) provider located in Strongsville, Ohio that had been in business for approximately five years, with a sales volume for its fiscal year ended December 31, 2005, of approximately $34 million. This acquisition furthered the Company’s strategy of identifying, evaluating and purchasing potential acquisition candidates in both the defense and medical device markets. The newly acquired entity was renamed Astro Instrumentation, Inc. (Astro) and incorporated in the state of Michigan. In January 2007, Astro was renamed Sparton Medical Systems, Inc. (SMS), which is operated as a wholly-owned subsidiary of Sparton Corporation.
The acquisition was accounted for using the purchase method in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations; accordingly, the operating results of SMS since the acquisition date have been included in the consolidated financial statements of the Company. Additional details covering this acquisition can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
Shown below, and also included in the Company’s condensed consolidated financial statements for the six months ended December 31, 2006, are the sales, costs of goods sold and total assets of SMS, which were as follows:

	Total	SMS
Net sales	$101,373,000	$24,741,000
Costs of goods sold	97,163,000	22,578,000

Gross profit	$4,210,000	$2,163,000

Total assets at December 31, 2006	$141,373,000	$45,832,000

Operations - The Company operates in one line of business, electronic manufacturing services (EMS). The Company provides design and electronic manufacturing services, which include a complete range of engineering, pre-manufacturing and post-manufacturing services. Capabilities range from product design and development through aftermarket support. All of the facilities are registered to ISO standards, including 9001 or 13485, with most having additional certifications. Products and services include complete “Device Manufacturing” products for Original Equipment Manufacturers, transducers, printed circuit boards and assemblies, sensors and electromechanical and electrochemical devices. Markets served are in the government, medical/scientific instrumentation, aerospace, and other industries, with a focus on regulated markets. The Company also develops and manufactures sonobuoys, anti-submarine warfare (ASW) devices, used by the U.S. Navy and other free-world countries. Many of the physical and technical attributes in the production of sonobuoys are the same as those required in the production of the Company’s other products and assemblies.
Use of estimates - The Company’s interim condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require management to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, the financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.
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
Fair value of financial instruments - The fair value of cash and cash equivalents, trade accounts receivable, and accounts payable approximate their carrying value. Cash and cash equivalents consist of demand deposits and other highly liquid investments with an original term when purchased of three months or less. With respect to the Company’s recently issued or assumed debt instruments, consisting of industrial revenue bonds, notes payable and bank debt, relating to the May 31, 2006 acquisition of Astro Instrumentation, LLC., management believes that the fair value of these financial instruments also approximates their carrying value at December 31, 2006.
Investment securities - Investments in debt securities that are not cash equivalents or marketable equity securities have been designated as available for sale. Those securities, all of which are investment grade, are reported at fair value, with net unrealized gains and losses included in accumulated other comprehensive income or loss, net of applicable taxes. Unrealized losses that are other than temporary are recognized in earnings. The investment portfolio has various maturity dates up to 23 years. Realized gains and losses on investments are determined using the specific identification method.
Other investment - The Company has an active investment in Cybernet Systems Corporation, which is accounted for under the equity method, as more fully described in Note 10.
Market risk exposure - The Company manufactures its products in the United States, Canada, and Vietnam. Sales of the Company’s products are in the U.S. and Canada, as well as other foreign markets. The Company is potentially subject to foreign currency exchange rate risk relating to intercompany activity and balances, receipts from customers, and payments to suppliers in foreign currencies. Also, adjustments related to the translation of the Company’s Canadian and Vietnamese financial statements into U.S. dollars are included in current earnings. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in the domestic and foreign markets in which the Company operates. However, minimal third party receivables and payables are denominated in foreign currency and the related market risk exposure is considered to be immaterial. Historically, foreign currency gains and losses related to intercompany activity and balances have not been significant. However, due to the strengthened Canadian dollar, the impact of transaction and translation gains has increased. If the exchange rate were to materially change, the Company’s financial position could be significantly affected.
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
Long-lived assets - The Company reviews long-lived assets that are not held for sale for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is determined by comparing the carrying value of the assets to their estimated future undiscounted cash flows. If it is determined that an impairment of a long-lived asset has occurred, a current charge to income is recognized. Additionally, the Company has goodwill and other intangibles which are considered long-lived assets. While a portion of goodwill is associated with the Company’s investment in Cybernet, the majority of the approximately $22 million of goodwill and other intangibles reflected on the Company’s balance sheets as of December 31 and June 30, 2006, is associated with the recent acquisition of Astro. For a more complete discussion of goodwill and other intangibles, see Note 5.

Other assets - At June 30, 2006, undeveloped land located in New Mexico, with a cost of $613,000, was classified as held-for-sale and carried in other current assets in the Company’s balance sheet at that date. The sale of this asset was completed in August 2006 for a gain of approximately $199,000. In addition, included in other assets as of both December 31 and June 30, 2006 was $1.9 million and $2.9 million of inventory materials currently being pursued for reimbursement from other parties, which is discussed further in Note 7, Commitments and Contingencies.
Common stock repurchases - The Company records common stock repurchases at cost. The excess of cost over par value is first allocated to capital in excess of par value based on the per share amount of capital in excess of par value for all shares, with the remainder charged to retained earnings. Effective September 14, 2005, the Board of Directors authorized a repurchase program for the repurchase, at the discretion of management, of up to $4 million of shares of the Company’s outstanding common stock in open market transactions. For the six months ended December 31, 2006, 292,744 shares were repurchased for cash of $2,524,000. During that period, the weighted average share prices for each individual month’s activity ranged from $8.43 to $8.75 per share. For the fiscal year ended June 30, 2006, the Company had purchased 39,037 shares at a cost of approximately $363,000. As of December 31, 2006, the dollar value of shares that may yet be repurchased under the program approximated $1,114,000. The program expires September 14, 2007. Repurchased shares are retired.
Supplemental cash flows information - Supplemental cash and noncash activities for the six months ended December 31, 2006 and 2005 were as follows:

	2006	2005
Net cash paid for:
Income taxes	$2,000	$2,513,000

Interest	$575,000	$—

Tax rate - The effective tax rate utilized to calculate the applicable tax provision (credit) requires management to make certain estimates, judgments, and assumptions. These estimates, judgments, and assumptions relied upon are believed to be reasonable based on information available at the time. To the extent these estimates, judgments, and assumptions differ from that which actually occurs during the course of the year, the tax provision (credit) can be, and in the past has been, materially affected.
New accounting standards - In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement is intended to improve financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement requires an employer to measure the funded status of a plan as of its balance sheet date. Prior accounting standards required an employer to recognize in its statement of financial position an asset or liability arising from a defined benefit postretirement plan, which generally differed from the plan’s overfunded or underfunded status. SFAS No. 158 is effective for Sparton’s fiscal year ending June 30, 2007, except for the change in the measurement date which is effective for Sparton’s fiscal year ending June 30, 2009. The Company is currently analyzing the expected impact of this new Statement on its results of operations, financial position and cash flows. However, despite the plan’s overfunded status, the Company expects a decrease in shareowners’ equity when SFAS No. 158 is implemented. This decrease will reflect an amount equal to the difference between the recorded pension asset and the current funded status as of the implementation date, adjusted for income taxes. These amounts were $4,421,000 and $965,000, respectively, as of June 30, 2006.
In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB No. 108) on quantifying financial statement misstatements. In summary, SAB No. 108 was issued to address the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB No. 108 states that both a balance sheet approach and an income statement approach should be used when quantifying and evaluating the materiality of a misstatement, and contains guidance on correcting errors under this dual approach. SAB No. 108 is effective for Sparton’s annual financial statements covering our fiscal year ending June 30, 2007. The Company does not expect the adoption of SAB No. 108 will have a significant impact on its results of operations, financial position or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued by Sparton for the first interim period of our fiscal year beginning on July 1, 2008. The Company does not expect the adoption of SFAS No. 157 will have a significant impact on its results of operations, financial position or cash flows.
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48), an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN No. 48 seeks to reduce the significant diversity in practice associated with financial statement recognition and measurement in accounting for income taxes and prescribes a recognition threshold and measurement attribute for disclosure of tax positions taken or expected to be taken on an income tax return. This Interpretation is effective for the Company as of July 1, 2007. The Company does not expect the adoption of FIN No. 48 will have a significant impact on its results of operations, financial position or cash flows.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3 (SFAS No. 154). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20, Accounting Changes, previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement was effective for the Company as of July 1, 2006, and to date has not had an impact on the manner of display of its results of operations or financial position.
NOTE 2. INVESTMENT SECURITIES
The investment portfolio has various maturity dates up to 23 years. A daily market exists for all investment securities. The Company believes that the impact of fluctuations in interest rates on its investment portfolio should not have a material impact on its financial position or results of operations. Investments in debt securities that are not cash equivalents and marketable securities have been designated as available-for-sale. Those securities are reported at fair value, with net unrealized gains and losses included in accumulated other comprehensive income (loss), net of applicable taxes. Unrealized losses that are other than temporary are recognized in earnings. The Company does not believe there are any individual unrealized losses as of December 31, 2006, which would represent other-than-temporary losses and unrealized losses which have existed for one year or more. Realized gains and losses on investments are determined using the specific identification method. These highly liquid securities are designated as current assets, as it is the Company’s intention to use these investment securities to provide working capital.
The contractual maturities of debt securities as of December 31, 2006, were as follows:

	Years
	Within 1	1 to 5	5 to 10	Over 10	Total
Debt securities:
Corporate - primarily U.S.	$2,000	$21,000	$1,000	$—	$24,000
State and municipal	—	—	—	17,000	17,000

Total debt securities	$2,000	$21,000	$1,000	$17,000	$41,000

At December 31 and June 30, 2006, the Company had net unrealized gains of $100 and losses of $417,000, respectively, on its investment securities portfolio. On those dates, the net after-tax effect of these gains and losses was $0 and $284,000, respectively, which amounts were included in accumulated other comprehensive loss within shareowners’ equity. For the six months ended December 31,2006 and 2005, the Company had purchases of investment securities totaling $0 and $5,866,000 and proceeds from investment securities sales totaling $15,578,000 and $1,059,000, respectively.
NOTE 3. INVENTORIES AND COSTS OF CONTRACTS IN PROGRESS
Customer orders represent commitments for product to be manufactured for shipment over defined periods. Raw material inventories are purchased to fulfill these customer requirements. Within these arrangements, customer demand for products frequently changes, sometimes creating excess and/or obsolete inventories. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income and a valuation allowance is established for the difference between the carrying cost and the estimated realizable amount. Conversely, should the disposition of adjusted excess and obsolete inventories result in recoveries in excess of these reduced carrying values, the remaining portion of the valuation allowances are reversed and taken into income when such determinations are made. It is possible that the Company’s financial position, results of operations and cash flows could be materially affected by changes to inventory valuation allowances for excess and obsolete inventories. These valuation allowances totaled $3,540,000 and $3,529,000 at December 31 and June 30, 2006, respectively.

Inventories are valued at the lower of cost (first-in, first-out basis) or market and include costs related to long-term contracts. Inventories, other than contract costs, are principally raw materials and supplies. The following are the approximate major classifications of inventory, net of valuation allowances, at each balance sheet date:

	December 31, 2006	June 30, 2006

Raw materials	$35,722,000	$29,388,000
Work in process and finished goods	14,295,000	17,504,000

	$50,017,000	$46,892,000

Work in process and finished goods inventories include $3.1 million and $4.5 million of completed, but not yet accepted, sonobuoys at December 31 and June 30, 2006, respectively. Inventories are reduced by progress billings to the U.S. government, related to long-term contracts, of approximately $14.3 million and $10.7 million at December 31 and June 30, 2006, respectively. Inventory balances as of December 31 and June 30, 2006, include $14.6 million and $10.0 million of inventory, respectively, at the Company’s newest subsidiary, SMS, which is comprised of $13.8 million of raw materials and $0.8 million of work in process and finished goods as of December 31, 2006, and $8.9 million of raw materials and $1.1 million of work in process and finished goods as of June 30, 2006.
NOTE 4. PENSION ASSET
Periodic benefit cost - The Company sponsors a defined benefit pension plan covering certain salaried and hourly U.S. employees. The components of net periodic pension expense are as follows for the three and six months ended December 31:

	Three months ended		Six months ended
	2006	2005	2006	2005

Service cost	$111,000	$144,000	$247,000	$257,000
Interest cost	141,000	183,000	316,000	325,000
Expected return on plan assets	(194,000)	(255,000)	(434,000)	(453,000)
Amortization of prior service cost	23,000	27,000	51,000	48,000
Amortization of net loss	31,000	55,000	68,000	97,000

Net periodic benefit cost	$112,000	$154,000	$248,000	$274,000

No cash contributions to the plan were required or paid by the Company in either period due to its overfunded status. Due to the overfunded status of the plan and current actuarial calculations and assumptions, no additional funding of the defined benefit pension plan is anticipated prior to fiscal 2008.
NOTE 5. GOODWILL AND OTHER INTANGIBLES
The Company follows SFAS No. 141, Business Combinations (SFAS No. 141), and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually. Cybernet Systems Corporation’s (Cybernet) goodwill is reviewed for impairment annually, with the next review expected in April 2007. Goodwill related to the recent Astro purchase is also expected to be reviewed for impairment in April 2007. See “Business Acquisition”, Note 1 of this report, for additional information on the purchase of Astro, which occurred on May 31, 2006. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their estimated useful lives to their estimated residual values and be reviewed regularly for impairment. The change in the carrying amounts of goodwill and amortizable intangibles during the six months ended December 31, 2006 are as follows:

		Amortizable	Total
	Goodwill	Intangibles	Intangibles

Beginning balance at July 1, 2006	$15,744,000	$6,726,000	$22,470,000
Amortization	—	(242,000)	(242,000)

Ending balance at December 31, 2006	$15,744,000	$6,484,000	$22,228,000

There were no changes in the carrying value of goodwill associated with Cybernet during fiscal 2006.

Goodwill - $770,000 of the balance of goodwill is related to the Company’s investment in Cybernet, as more fully described in Note 10, and additional goodwill in the amount of $14,974,000 was recorded upon the Company’s purchase of Astro Instrumentation, LLC (Astro) in May 2006.
Other intangibles - Other intangibles of $6,765,000 were recognized upon the purchase of Astro. Other intangibles include non-compete agreements of $165,000 and customer relationships of $6,600,000. These costs are being amortized ratably over 4 years and 15 years, respectively. Accumulated amortization as of December 31, 2006, amounted to $281,000; $24,000 and $257,000 were for the amortization of non-compete agreements and customer relationships, respectively. Amortization of intangible assets is estimated to be approximately $481,000 for each of the four years beginning July 1, 2006, and approximately $440,000 for each of the subsequent 11 years.
NOTE 6. BORROWINGS
Current debt maturities - Short-term debt as of December 31, 2006, includes the current portion of $2,000,000 of a long-term bank loan, the current portion of $1,773,000 of long-term notes payable, and the current portion of $96,000 of industrial revenue bonds. Both the bank loan and the notes payable were incurred as a result of the Company’s purchase of Astro on May 31, 2006, and are due and payable in equal installments over the next several years as further discussed below. The Industrial Revenue bonds were assumed at the time of Astro’s purchase and were previously incurred by Astro.
The Company also has available an unsecured $20,000,000 revolving line-of-credit facility provided by a local bank to support working capital needs and other general corporate purposes. Interest on borrowings would be charged using a floating rate of 1.25% plus a base rate determined by reference to a specified bank index. There have been no drawings against this credit facility.
Long-term debt - Long-term debt, all of which arose in conjunction with the Astro acquisition, consists of the following obligations at each balance sheet date:

	December 31, 2006	June 30, 2006

Industrial Revenue bonds, face value	$2,430,000	$2,477,000
Less unamortized purchase discount	145,000	150,000

Industrial Revenue bonds, carrying value	2,285,000	2,327,000
Bank loan	9,000,000	10,000,000
Notes payable (to former Astro owners)	6,650,000	7,500,000

Total long-term debt	17,935,000	19,827,000
Less current portion	3,869,000	3,816,000

Long-term debt, net of current portion	$14,066,000	$16,011,000

There were no short or long-term debt or other borrowings outstanding as of December 31, 2005, which was prior to the Astro acquisition.
The Company assumed repayment of principal and interest on bonds originally issued on behalf of Astro by the State of Ohio. These bonds are Ohio State Economic Development Revenue Bonds, series 2002-4. Astro originally entered into the loan agreement with the State of Ohio for the issuance of these bonds to finance the construction of Astro’s current operating facility. The principal amount, including premium, was issued in 2002 and totaled $2,845,000. These bonds have stated interest rates which vary, dependent on the maturity date of the bonds. Currently the stated annual rates range from 3.0 to 3.5%. Due to an increase in interest rates since the original issuance of the bonds, a discount amounting to $151,000 was recorded by Sparton on the date of assumption.
The bonds carry certain sinking fund requirements generally obligating the Company to deposit funds into a sinking fund. The sinking fund requires the Company to make monthly deposits of one twelfth of the annual obligation plus accrued interest. The purchase discount is being amortized ratably over the remaining term of the bonds. Amortization expense for the three months and six months ended December 31, 2006 was approximately $3,000 and $5,000, respectively. The Company has issued an irrevocable letter of credit in the amount of $284,000 to secure repayment of a portion of the bonds. A further discussion of borrowings and other information related to the Company’s purchase of Astro may be found in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
The bank loan, with an original balance of $10 million, is being repaid over five years, with quarterly principal payments of $500,000 which commenced September 1, 2006. This loan bears interest at the variable rate of LIBOR plus 100 basis points, with interest calculated and paid quarterly along with the principal payment. As of December 31, 2006, this interest rate equaled 6.35%, resulting in accrued interest of approximately $47,000. As a condition of this bank loan, the Company is subject to certain customary covenants, which become applicable beginning with the Company’s fiscal year ending June

30, 2007. If these covenants were in place as of December 31, 2006, the Company would have met their requirements. This debt is not secured.
Two notes payable of $3,750,000 each, totaling $7.5 million, are payable to the sellers of Astro. These notes are to be repaid over four years, in aggregate semi-annual payments of principal and interest in the combined amount of $1,057,000 on July 1 and December 1 of each year; such payments commenced December 1, 2006. These notes each bear interest at 5.5% per annum. The notes are proportionately secured by the stock of Astro. At December 31, 2006, there was interest of approximately $30,000 accrued on these notes.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Environmental Remediation
One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been involved with ongoing environmental remediation since the early 1980’s. At December 31, 2006, Sparton has accrued $6,204,000 as its estimate of the minimum future undiscounted financial liability, of which $549,000 is classified as a current liability and included in accrued liabilities. The Company’s minimum cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment, operating, and continued monitoring costs for onsite and offsite pump and treat containment systems, as well as periodic reporting requirements.
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
A jury trial was concluded on November 9, 2005. The jury did not grant any relief to the defendents on their counter claims, which was affirmed by the trial court. The jury awarded Sparton damages in the amount of $3.6 million, of which approximately $1.9 million represented costs related to the acquisition of raw materials. These costs were previously deferred and are included in other long-term assets on the Company’s December 31 and June 30, 2006 balance sheets. As a result of post trial proceedings, the judgment in Sparton’s favor was reduced to $ 1.9 million, which would enable the Company to recover the deferred costs and, accordingly, there would be no significant impact on operating results. An amended judgment was entered for $1.9 million in Sparton’s favor on April 5, 2006. On May 1, 2006, NRTC filed an appeal of the judgment with the U.S. Court of Appeals for the Sixth Circuit, which could impact the ultimate result.
The Company has pending an action before the U.S. Court of Federal Claims to recover damages arising out of an alleged infringement by the U.S. Navy of certain patents owned by Sparton and used in the production of sonobuoys. The case was dismissed on summary judgment; however, the decision of the U.S. Court of Federal Claims was reversed by the U.S. Court of Appeals for the Federal Circuit. The case is expected to be scheduled for trial in 2007. The likelihood that the claim will be resolved and the extent of any recovery in favor of the Company is unknown at this time.
Product Issues
Some of the printed circuit boards supplied to the Company for its aerospace sales have been discovered to be nonconforming and defective. The defect occurred during production at the raw board supplier’s facility, prior to shipment to Sparton for further processing. Sparton, Electropac Co., Inc. (the raw board manufacturer), and our customer, who received the defective assembled boards, have contained the defective boards. While investigations are underway, $2.9 million of related product and associated expenses have been classified in Sparton’s balance sheet within other long-term assets as of December 31 and June 30, 2006. In August 2005, Sparton Electronics Florida, Inc. filed an action in U.S. District Court of Florida against Electropac Co., Inc. to recover these costs. The likelihood that the claim will be resolved and the extent of Sparton’s exposure, if any, is unknown at this time. No loss contingency has been established at December 31, 2006.
NOTE 8. STOCK OPTIONS
As of July 1, 2005, SFAS No. 123(R), Share-Based Payment, became effective for the Company. Under SFAS No. 123(R), compensation expense has been recognized for all periods presented in the Company’s interim financial statements. Share-based compensation cost is measured on the grant date, based on the fair value of the award calculated at that date, and is recognized over the employee’s requisite service period, which generally is the options’ vesting period. Fair value is calculated using the Black-Scholes option pricing model.
The Company has an incentive stock option plan under which 970,161 authorized and unissued common shares, which includes 760,000 original shares adjusted by 210,161 shares for the subsequent declaration of stock dividends, were reserved for option grants to key employees and directors at the fair market value of the Company’s common stock at the date of the grant. Options granted to date have either a five or ten-year term and become vested and exercisable cumulatively beginning one year after the grant date, in four equal annual installments. Options may terminate before their expiration dates if the optionee’s status as an employee is terminated, or upon death.
Employee stock options, which are granted by the Company pursuant to a plan last amended and restated on October 24, 2001, are structured to qualify as “incentive stock options” (ISOs). Stock options granted to non-employee directors are non-incentive stock options (NSO’s). Under current federal income tax regulations, the Company does not receive a tax deduction for the issuance, exercise or disposition of ISOs if the employee meets certain holding period requirements. If the employee does not meet the holding period requirement a disqualifying disposition occurs, at which time the Company can receive a tax deduction. The Company does not record tax benefits related to ISOs unless and until a disqualifying disposition occurs. In the event of a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense. In accordance with SFAS No. 123(R), excess tax benefits (where the tax deduction exceeds the recorded compensation expense) are credited to “capital in excess of par value” in the consolidated statement of shareowners’ equity and tax benefit deficiencies (where the recorded compensation expense exceeds the tax deduction) are charged to “capital in excess of par value” to the extent previous excess tax benefits exist.
The following table presents share-based compensation expense and related components for the three months and six months ended December 31, 2006 and 2005, respectively:

	Three months ended		Six months ended
	2006	2005	2006	2005
Share-based compensation expense	$68,000	$110,000	$134,000	$175,000

Related tax benefit	$21,000	$2,000	$21,000	$2,000

Share-based compensation expense impacted basic and diluted per share amounts by approximately	$0.01	$0.01	$0.01	$0.02
As of December 31, 2006, unrecognized compensation costs related to nonvested awards amounted to $538,000 and will be recognized over the remaining weighted average period of approximately 1.74 years.
The following table summarizes additional information about stock options outstanding and exercisable at December 31,
2006:

	Options Outstanding			Options Exercisable
		Wtd. Avg. Remaining	Wtd. Avg.		Wtd. Avg.
Range of Exercise Prices	Number of shares	Contractual Life (years)	Exercise Price	Number of shares	Exercise Price
$6.52 to $8.57	319,043	6.03	$7.77	161,052	$7.12
In general, the Company’s policy is to issue new shares upon the exercise of a stock option. A summary of option activity under the Company’s stock option plan for the six months ended December 31, 2006 is presented below. All options presented have been adjusted to reflect the impact of the 5% common stock dividend declared in October 2006. At December 31, 2006, shares remaining available for future grant totaled 188,182.

			Wtd. Avg. Remaining
	Total Shares	Wtd. Avg.	Contractual	Aggregate
	Under Option	Exercise Price	Term (years)	Intrinsic Value
Outstanding at July 1, 2006	542,924	$6.69	3.59	$817,000
Granted	26,250	8.48
Exercised	(232,347)
Forfeited or expired	(17,784)

Outstanding at December 31, 2006	319,043	$7.77	6.03	$230,000

Exercisable at December 31, 2006	161,052	$7.12	3.67	$210,000

The aggregate intrinsic value reflects the difference between an option’s fair value and its exercise price.
Under SFAS No. 123(R), fair value was estimated at the date of grant using the Black-Scholes option pricing model and the weighted average assumptions for the 26,250 options (25,000 prior to the adjustment for the 5% stock dividend declared in October 2006) granted during the first quarter of fiscal 2007 were as follows:

Expected option life	10 years
Expected volatility	32.2%
Risk- free interest rate	4.7%
Cash dividend yield	0.0%
Weighted average grant date fair value	$4.75

Black-Scholes assumption information: Expected life is the time until expiration of the options, which is consistent with the timing of the exercise of options historically experienced by the Company. The expected volatility is based on a 10-year look-back of average stock prices which is consistent with the current exercise life of options awarded. Risk free interest rate is based upon the yield on 10-year treasury notes. Cash dividend yield has been set at zero, as the Company has not historically declared or paid cash dividends on a regularly scheduled basis.
NOTE 9. EARNINGS (LOSS) PER SHARE
On October 25, 2006, Sparton’s Board of Directors approved a 5% common stock dividend, with a distribution date of January 19, 2007, to eligible shareowners of record on December 27, 2006. To record the stock dividend, an amount equal to the fair market value of the common shares issued was transferred from retained earnings to common stock and capital in excess of par value, with the balance to be paid in cash in January 2007, in lieu of fractional shares of stock. All share and per share information for fiscal 2007 and 2006 has been adjusted to reflect the impact of all stock dividends declared for the periods shown.
Due to the Company’s interim reported net losses for the three months and six months ended December 31, 2006, and the six months ended December 31, 2005, all options outstanding were excluded from the computation of diluted earnings per share for those periods, as their inclusion would have been anti-dilutive.
Basic and diluted loss per share for the three and six months ended December 31, 2006 and 2005 were computed based on the following shares outstanding:

	Three months ended		Six months ended
	2006	2005	2006	2005
Weighted average shares outstanding	9,834,019	9,815,865	9,842,970	9,785,226
Effect of dilutive stock options	—	62.995	—	—

Weighted average dilutive stock options	9,834,019	9,878,860	9,842,970	9,785,226

Basic and diluted income (loss) per share	$(0.14)	$0.02	$(0.39)	$(0.11)

NOTE 10. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes net income (loss) as well as unrealized gains and losses, net of income tax, on investment securities owned and investment securities held by an investee accounted for by the equity method, which are excluded from net income. Unrealized gains and losses, net of tax, are excluded from net income (loss), but are reflected as a direct charge or credit to shareowners’ equity. Comprehensive income (loss) and the related components are disclosed in the accompanying consolidated statements of shareowners’ equity. Comprehensive loss is summarized as follows for the three months and six months ended December 31, 2006 and 2005, respectively:

	Three months ended		Six months ended
	2006	2005	2006	2005
Net income (loss)	$(1,378,000)	$202,000	$(3,842,000)	$(1,097,000)
Other comprehensive income (loss), net of tax
Investment securities owned	161,000	(45,000)	284,000	(160,000)
Investment securities held by investee accounted for by the equity method	39,000	42,000	50,000	56,000

	200,000	(3,000)	334,000	(104,000)

Comprehensive income (loss)	$(1,178,000)	$199,000	$(3,508,000)	$(1,201,000)

At December 31 and June 30, 2006, shareowners’ equity includes accumulated other comprehensive income (losses) of $69,000 and ($265,000), respectively, net of tax. The components of these amounts at those dates are as follows:

	December 31,
	2006	June 30, 2006

Accumulated other comprehensive income (loss), net of tax:
Investment securities owned	$—	$(284,000)
Investment securities held by investee accounted for by the equity method	69,000	19,000

Accumulated other comprehensive income (loss)	$69,000	$(265,000)

In June 1999, the Company purchased a 14% interest (12% on a fully diluted basis) in Cybernet for $3,000,000. Cybernet is a developer of hardware, software, next-generation network computing, and robotics products. It is located in Ann Arbor, Michigan. The investment is accounted for under the equity method and is included in other assets and goodwill on the balance sheet. At December 31 and June 30, 2006, the Company’s investment in Cybernet amounted to $1,709,000 and $1,645,000, respectively, representing its equity interest in Cybernet’s net assets plus $770,000 of goodwill. The Company believes that the equity method is appropriate given Sparton’s level of involvement in Cybernet. Prior to June 2002, Sparton accounted for its Cybernet investment using the cost method, which reflected a more passive involvement with Cybernet’s operations. Sparton’s current President and CEO is one of three Cybernet Board members, and as part of that position is actively involved in Cybernet’s oversight and operations. In addition, he has a strategic management relationship with the owners, who are also the other two board members, resulting in his additional involvement in pursuing areas of common interest for both Cybernet and Sparton. The use of the equity method requires Sparton to record its share of Cybernet’s income or loss in earnings (“Equity income / loss in investment”) in Sparton’s income statements with a corresponding increase or decrease in the investment account (“Other assets”) in Sparton’s balance sheets. In addition, Sparton’s share of unrealized gains (losses) on available-for-sale securities held by Cybernet, is carried in accumulated other comprehensive income (loss) within the shareowners’ equity section of Sparton’s balance sheets. The unrealized gains (losses) on available-for-sale securities reflect Cybernet’s investment in Immersion Corporation, a publicly traded company, as well as other investments.
NOTE 11. SUBSEQUENT EVENT
On January 8, 2007, Sparton announced its commitment to close the Deming, New Mexico facility of Sparton Technology, Inc., a wholly-owned subsidiary of Sparton Corporation. The Deming facility produces wire harnesses for buses and intercompany production support for other Sparton locations. The closure of this plant is expected to be completed by March 31, 2007.
In the third quarter of fiscal 2007, the Deming wire harness production will be discontinued, and the intercompany production support will be relocated to other facilities. The following is a summary of net sales and gross profit (loss) for the harness product line for the three months and six months ended December 31, 2006 and 2005:

	Three months ended		Six months ended
	2006	2005	2006	2005
Net sales	$314,000	$826,000	$635,000	$1,764,000

Gross profit (loss)	$(18,000)	$3,000	$(55,000)	$41,000

During each of the past five fiscal years ended June 30, 2006, wire harness sales represented approximately 2% or less of Sparton’s consolidated net sales. Accordingly, the discontinuance of this product line will not have a significant impact on Sparton’s annual sales or gross profit results. During the quarter ended March 31, 2007, the Company expects to incur operating charges associated with employee severance costs and inventory write-downs related to closing the Deming facility, which are currently estimated to have a combined total of approximately $400,000.

The land, building, and majority of other Deming assets will be sold, with some of the equipment located at the Deming facility being relocated to other Sparton facilities, primarily in Florida, for their use in ongoing production activities. The property, plant, and equipment of the Deming facility is almost fully depreciated, with the ultimate sale of this facility anticipated to be completed at a gain. Due to the scheduled completion of current work, transition of ongoing production, and other closure activities, the facility is not classified on the December 31, 2006 balance sheet as Held for Sale at this time, but will be reclassified to this category at a later date.
As of December 31, 2006, the following assets and liabilities of the Deming facility were included in the condensed consolidated balance sheet:

Current assets	$1,879,000
Property, plant and equipment (net)	160,000

Total assets	$2,039,000

Liabilities (all current)	$1,773,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of certain significant events affecting the Company’s earnings and financial condition during the periods included in the accompanying financial statements. Additional information regarding the Company can be accessed via Sparton’s website at www.sparton.com. Information provided at the website includes, among other items, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Quarterly Earnings Releases, News Releases, and the Code of Ethics, as well as various corporate charters. The Company’s operations are in one line of business, electronic manufacturing services (EMS). Sparton’s capabilities range from product design and development through aftermarket support, specializing in total business solutions for government, medical/scientific instrumentation, aerospace and industrial markets. This includes the design, development and/or manufacture of electronic parts and assemblies for both government and commercial customers worldwide. Governmental sales are mainly sonobuoys. On May 31, 2006, the Company acquired Astro Instrumentation, LLC (now known as Sparton Medical Systems, Inc.) an electrical manufacturing services provider. Results of operations reflect operations of Sparton Medical Systems, Inc. beginning June 1, 2006.
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
Other risks and uncertainties that may affect operations, performance, growth forecasts and business results include, but are not limited to, timing and fluctuations in U.S. and/or world economies, competition in the overall EMS business, availability of production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, foreign currency exchange rate risk, uncertainties associated with the costs and benefits of new facilities, including the plant in Vietnam and the Company’s newest subsidiary Sparton Medical Systems, Inc. (previously known as Astro), and the closing of others, uncertainties associated with the outcome of litigation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation, and uncertainties related to defects discovered in certain of the Company’s aerospace circuit boards. Further risk factors are related to the availability and cost of materials. A number of events can impact these risks and uncertainties, including potential escalating utility and other related costs due to natural disasters, as well as political uncertainties such as the conflict in Iraq. The Company has encountered availability and extended lead time issues on some electronic components in the past when market demand has been strong; this resulted in higher prices and late deliveries. Additionally, the timing of sonobuoy sales to the U.S. Navy is dependent upon access to the test range and successful passage of product tests performed by the U.S. Navy. Reduced governmental budgets have made access to the test range less predictable and less frequent than in the past. Finally, the Sarbanes-Oxley Act of 2002 required changes in, and formalization of, some of the Company’s corporate governance and compliance practices. The SEC and New York Stock Exchange (NYSE) also passed rules and regulations requiring additional compliance activities. Compliance with these rules has increased administrative costs, and it is expected that certain of these costs will continue indefinitely. For a further discussion of the Company’s risk factors refer to Part II, Item l(a), Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this report.
RESULTS OF OPERATIONS

	Three months ended December 31:
	2006		2005
MARKET	Sales	% of Total	Sales	% of Total	% Change
Medical/Scientific Instrumentation	$15,968,000	30.1%	$3,689,000	9.9%	332.9%
Aerospace	14,115,000	26.6	11,434,000	30.3	23.4
Industrial/Other	15,450,000	29.1	14,832,000	39.3	4.2
Government	7,523,000	14.2	7,738,000	20.5	(2.8)

Totals	$53,056,000	100.0%	$37,693,000	100.0%	40.8%

Sales for the three months ended December 31, 2006, totaled $53,056,000, an increase of $15,363,000 (40.8%) from the same quarter last year. Medical/scientific instrumentation sales increased $12.3 million from the same quarter last year. This increase in sales was due to the inclusion of the Company’s newest subsidiary, Sparton Medical Systems Inc. (SMS), which totaled approximately $13.0 million. Aerospace sales for the quarter were also above the prior year. Additional aerospace sales were primarily from increased sales to two existing customers, whose sales increased approximately $3.8 million from the same period last year. Industrial sales for the quarter were also higher due to one new customer, which accounted for approximately $1.5 million in sales during the quarter ended December 31, 2006; these additional sales levels are expected to continue. Government sales were below the prior year as redesign and rework was incurred to address issues from failed tests in the previous quarter.
The following table presents income statement data as a percentage of net sales for the three months ended December 31, 2006 and 2005:

	2006	2005
Net sales	100.0%	100.0%
Costs of goods sold	93.5	89.8

Gross profit	6.5	10.2

Selling and administrative expenses	8.3	9.9
Other operating (income) expenses — net	(0.2)	0.3

Operating loss	(1.6)	(0.0)

Other income (expense) — net	(1.2)	0.8

Income (loss) before income taxes	(2.8)	0.8
Provision (credit) for income taxes	(0.2)	0.3

Net income (loss)	(2.6)%	0.5%

An operating loss of $831,000 was reported for the three months ended December 31, 2006, compared to an operating loss of $3,000 for the three months ended December 31, 2005. The gross profit percentage for the three months ended December 31, 2006, was 6.5%, a decrease from 10.2% for the same period last year. Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and new product introduction, all of which impacted the current quarter’s performance. The primary reason for the reduction in gross profit from the prior year was the impact of redesign and rework of the failed sonobuoy drop tests. During the quarter, there were approximately $5.5 million of sonobuoy sales with no or minimal margin. In addition, reflected in gross profit for the three months ended December 31, 2006 and 2005 were charges of $86,000 and $99,000, respectively, resulting from changes in estimates, primarily related to design and production issues on certain sonobuoy programs. The programs are loss contracts and the Company recognized the entire estimated losses as of December 31, 2006 and 2005. With the additional rework and anticipated design changes, government sales and related margins for the remainder of fiscal 2007 will be negatively impacted. Since September 2006, all sonobuoy drop tests have been successful, and while the Company’s margins continue to be affected by the loss contracts, as described above, the sonobuoys related to these loss contracts are expected to ship by May 2007. As of December 31, 2006, the backlog of government contracts with no or minimal margins was approximately $26.4 million. Gross margin was further adversely impacted from the prior year by reduced margins on sales to one aerospace customer, resulting in approximately $275,000 of lower gross profit than in prior periods on similar sales. The related issues are being addressed and, if successful, margins for this customer are expected to return to more historical levels. Included in our results for the three months ended December 31, 2006 and 2005 were results from the Company’s Vietnam facility, the start-up of which has negatively impacted gross profit by $364,000 and $362,000, respectively. The results of our Vietnamese operation are expected to improve during the current fiscal year, possibly achieving breakeven levels on a monthly basis during fiscal 2008, or before, depending on the timing of several new program start-ups there.
The majority of the decrease in selling and administrative expenses, as a percentage of sales, for the three months ending December 31, 2006 was due to the significantly higher sales during this quarter compared to the same period last year. The increase in selling and administrative expenses primarily relates to the inclusion of those related to SMS, as well as minor increases in various categories, such as wages, employee benefits, insurance, and other items. Beginning in fiscal 2006, the Company was required to expense the vested portion of the fair value of stock options. For the quarter ended December 31, 2006 and 2005, $57,000 (or 84%) and $90,000 (or 82%) of the total $68,000 and $110,000, respectively, of share-based compensation expense was included in selling and administrative expenses, with the balance reflected in costs of goods sold. Included in EPA related-net of environmental remediation is a $225,000 insurance settlement received in October 2006. This settlement was a recovery of a portion of past costs incurred for environmental remediation at the Company’s Coors Road facility. Results for the quarter ended December 31, 2006, also included $120,000 of amortization expense related to the purchase of Astro under the purchase accounting rules; for a further discussion, see Note 5 to the Condensed Consolidated Financial Statements.
Interest and investment income decreased from the prior year, as a result of decreased funds available for investment and a loss of $245,000 from sale of investment securities. Certain investments were liquidated during the three months ended December 31, 2006, primarily to fund the operating loss, additions to property, plant and equipment, repayment of debt, and repurchases of common stock. Interest expense of $291,000 in the second quarter of fiscal 2007 is a result of the debt incurred and assumed as part of the acquisition of Astro. A further discussion of debt is contained in Note 6 to the Condensed Consolidated Financial Statements.
Other expense-net in the second quarter of fiscal 2007 was $279,000, versus other income-net of $54,000 in fiscal 2006. Translation adjustments, along with gains and losses from foreign currency transactions, in the aggregate, amounted to a loss of $278,000 and a gain of $55,000 for the three months ended December 31, 2006 and 2005, respectively, which was included in other income (expense) for fiscal 2007 and 2006, respectively.
Due to the factors described above, the Company reported a net loss of $1,378,000 ($(0.14) per share, basic and diluted) for the three months ended December 31, 2006, versus net income of $202,000 ($0.02 per share, basic and diluted) for the corresponding period last year.

	Six months ended December 31:
	2006		2005
MARKET	Sales	% of Total	Sales	% of Total	% Change
Medical/Scientific Instrumentation	$30,816,000	30.4%	$6,697,000	9.0%	360.2%
Aerospace	28,746,000	28.4	23,832,000	31.8	20.6
Industrial/Other	29,534,000	29.1	27,366,000	36.4	7.9
Government	12,277,000	12.1	17,104,000	22.8	(28.2)

Totals	$101,373,000	100.0%	$74,999,000	100.0%	35.7%

Sales for the six months ended December 31, 2006, totaled $101,373,000, an increase of $26,374,000 (35.7%) from the same period last year. Medical/scientific instrumentation sales increased $24.1 million from the same period last year. This increase in sales was due to the inclusion of the Company’s newest subsidiary, SMS, which had sales totaling approximately $24.1 million. Aerospace sales also increased compared to the prior year. Additional aerospace sales were primarily from two existing customers, whose combined sales increased approximately $7.5 million from the same period last year. Industrial sales were also higher due to the addition of one new customer, which accounted for approximately $4.3 million in sales during the period ended December 31, 2006; these sales levels are expected to continue. Government sales were below the prior year primarily due to several failed sonobuoy drop tests and the related production delays for redesign and rework.

The majority of the Company’s sales come from a small number of key strategic and large OEM customers. Sales to the six largest customers, including government sales, accounted for approximately 73% and 76% of net sales for the first six months of fiscal 2007 and 2006, respectively. Four of the customers, including government, were the same both years. Bally, an industrial customer, accounted for 12% and 21% of total sales; additionally, an aerospace customer, Honeywell, with several facilities to which we supply product, provided 17% and 18% of total sales for the six months ended December 31, 2006 and 2005, respectively. Bayer, a key medical device customer of SMS, contributed 20% of total sales during the six months ended December 31, 2006.
The following table presents income statement data as a percentage of net sales for the six months ended December 31, 2006 and 2005:

	2006	2005
Net sales	100.0%	100.0%
Costs of goods sold	95.8	92.8

Gross profit	4.2	7.2

Selling and administrative expenses	8.6	10.4
Other operating (income) expenses — net	(0.1)	—

Operating loss	(4.3)	(3.2)

Other income (expense) — net	(0.8)	1.0

Loss before income taxes	(5.1)	(2.2)
Credit for income taxes	(1.3)	(0.7)

Net loss	(3.8)%	(1.5)%

An operating loss of $4,339,000 was reported for the six months ended December 31, 2006, compared to an operating loss of $2,418,000 for the six months ended December 31, 2005. The gross profit percentage for the six months ended December 31, 2006, was 4.2%, a decrease from 7.2% for the same period last year. Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and new product introduction and the related production delays. The primary reason for the reduction in gross profit from the prior year was the impact of redesign or rework of failed sonobuoy drop tests. Year to date, there were approximately $9.3 million of sonobuoy sales with no or minimal margin. Reflected in gross profit for the six months ended December 31, 2006 and 2005 were charges of $1.9 million and $652,000, respectively, resulting from changes in estimates, primarily related to design and production issues on certain sonobuoy programs. The programs are loss contracts and the Company recognized the entire estimated losses as of December 31, 2006 and 2005. With the additional rework and design changes, government sales and related margins for the remainder of fiscal 2007 are anticipated to be negatively impacted. As of December 31, 2006, the backlog of government contracts with no or minimal margins was approximately $26.4 million. These sonobuoys are anticipated to ship in fiscal 2007. Gross margins were further adversely impacted compared to the prior year by reduced margins from one aerospace customer. These reduced margins resulted in approximately $690,000 of lower gross profit than in the prior period on similar sales. The related issues are being addressed and, if successful, margins for this customer are expected to return to more historical levels. Included in the six months ended December 31, 2006 and 2005 were results from the Company’s Vietnam facility, the start-up of which has adversely impacted gross profit by $685,000 and $686,000, respectively. The results of our Vietnamese operation are expected to improve during the current fiscal year, possibly achieving breakeven levels on a monthly basis during fiscal 2008, or before, depending on the commencement of potential new programs there.
The majority of the decrease in selling and administrative expenses, as a percentage of sales, for the six months ended December 31, 2006, was due to the significant increase in sales this period compared to the same period last year. The increase in selling and administrative expenses primarily relates to the inclusion of those related to SMS, as well as minor increases in various categories, such as wages, employee benefits, insurance, and other items. Beginning in fiscal 2006, the Company was required to expense the vested portion of the fair value of stock options. For the six months ended December 31, 2006 and 2005, $114,000 (or 85%) and $143,000 (or 82%) of the total $134,000 and $175,000, respectively, of share-based compensation expense was included in selling and administrative expenses, with the balance reflected in costs of goods sold. Included in EPA related-net of environmental remediation is a $225,000 insurance settlement received in October 2006. Results for the six months ended December 31, 2006, also included $242,000 of amortization expense related to the purchase of Astro under the purchase accounting rules; for a further discussion, see Note 5 to the Condensed Consolidated Financial Statements.
Interest and investment income decreased from the prior year, mainly due to decreased funds available for investment and a loss from sale of investment securities. Certain investments were liquidated during the six months ended December 31,

2006, primarily to fund the operating loss, additions to property, plant and equipment, repayment of debt, and repurchases of common stock. Interest expense of $588,000 for the six months ended December 31, 2006 is a result of the debt incurred and assumed as part of the acquisition of Astro. A further discussion of debt is contained in Note 6 to the Condensed Consolidated Financial Statements.
Other expense-net for the six months ended December 31, 2006 was $260,000, versus other income-net of $277,000 in fiscal 2006. Translation adjustments, along with gains and losses from foreign currency transactions, in the aggregate, amounted to a loss of $261,000 and a gain of $280,000 for the six months ended December 31, 2006 and 2005, respectively, which was included in other income (expense).
The effective tax rate utilized to calculate the applicable tax provision (credit) requires management to make certain estimates, judgments, and assumptions. These estimates, judgments, and assumptions are believed to be reasonable based on information available at that time. To the extent these estimates, judgments, and assumptions differ from that which actually occurs during the course of the year, the tax provision (credit) can be, and in the past has been, materially affected. As a result of the change in fiscal 2007’s estimated effective tax rate from the first quarter’s 32% to the year-to-date period’s 25%, approximately $253,000 of reduced tax benefit was recognized in the quarter ended December 31, 2006, that related to the previous three months ended September 30, 2006.
Due to the factors described above, the Company reported a net loss of $3,842,000 ($(0.39) per share, basic and diluted) for the six months ended December 31, 2006, versus a net loss of $ 1,097,000 ($(0.11) per share, basic and diluted) for the corresponding period last year.

LIQUIDITY AND CAPITAL RESOURCES
The primary source of liquidity and capital resources has historically been generated from operations. Certain government contracts provide for interim progress billings based on costs incurred. These progress billings reduce the amount of cash that would otherwise be required during the performance of these contracts. As the volume of U.S. defense-related contract work has declined over the past several years, so has the relative importance of progress billings as a liquidity resource. At the present time, the Company plans to use its remaining investment securities to provide additional working capital. Growth is expected to be achieved through internal expansion and/or acquisition(s) or joint venture(s). In addition, the Company’s previously announced $4,000,000 stock repurchase program, as expected, has utilized a portion of the Company’s investments. Cumulatively through December 31, 2006, approximately 331,781 shares, at a cost of approximately $2,886,000, have been repurchased. These repurchased shares have been retired.
For the six months ended December 31, 2006, cash and cash equivalents increased $2,479,000 to $9,983,000. Operating activities used $9,304,000 in fiscal 2007 and provided $3,160,000 in fiscal 2006, in net cash flows. The primary use of cash in fiscal 2007 was for operations combined with an increase in inventory and a decrease in accounts payable and accrued liabilities. The increase in inventory is due to build up related to new customer contracts, as well as the delay in some customers’ schedules. The decrease in accounts payable and accrued liabilities as of December 31, 2006, was primarily due to plant shut downs over the holidays, resulting in reduced inventory receipts. The primary source of cash in fiscal 2006 was the receipt of $5,455,000 in cash from a legal settlement, which occurred in fiscal 2005. Additionally, the collection of a large amount of accounts receivable attributable to sales at fiscal 2005 year end contributed to cash in fiscal 2006. The primary use of cash in fiscal 2006 was a reduction in accounts payable and accrued liabilities, which reflected the payment of $2.4 million of income taxes payable from fiscal 2005. In addition, the increased amount in fiscal 2005 reflects a large increase at June 30, 2004 of inventory due to delayed customer delivery schedules, as well as increased inventory for new customer contracts, which did not occur at June 30, 2005.
Cash flows provided by investing activities in fiscal 2007 totaled $14,695,000, and was primarily provided by the proceeds from sale of investment securities. The primary use of cash in fiscal 2007 was the purchase of property, plant and equipment, principally for the current plant expansion at SMS, payment of debt related to this acquisition, as well as funding the Company’s current operational loss. Cash flows used by investing activities in fiscal 2006 totaled $3,276,000, and was primarily used in the purchase of investment securities.
Cash flows used in financing activities were $2,911,000 and $580,000 in fiscal 2007 and 2006, respectively. The primary uses in fiscal 2007 were the repurchase of the Company’s common stock and the repayment of debt incurred with the purchase of Astro. Common stock repurchases are further discussed in Part II, Item 4 of Other Information. The primary use of cash in fiscal 2006 was for the payment of a $0.10 per share cash dividend. The primary source of cash in fiscal 2007 were the proceeds received from the exercise of stock options.
Historically, the Company’s market risk exposure to foreign currency exchange and interest rates on third party receivables and payables has not been considered to be material, principally due to their short-term nature and the minimal amount of receivables and payables designated in foreign currency. However, due to the strengthened Canadian dollar, the impact of transaction and translation gains on intercompany activity and balances has increased. If the exchange rate were to materially change, the Company’s financial position could be significantly affected. The Company currently has an unused informal line of credit totaling $20.0 million and a bank loan totaling $9.0 million as of December 31, 2006. In addition, there are notes payable totaling $6.7 million as of December 31, 2006, outstanding to the former owners of Astro, as well as industrial revenue bonds assumed as part of the acquisition of Astro. These borrowings are further discussed in Note 6 to the Condensed Consolidated Financial Statements.
At December 31 and June 30, 2006, the aggregate government funded EMS backlog was approximately $33 million and $41 million, respectively. A majority of the December 31, 2006, backlog is expected to be realized in the next 12-15 months. Commercial EMS orders are not included in the backlog. The Company does not believe the amount of commercial activity covered by firm purchase orders is a meaningful measure of future sales, as such orders may be rescheduled or cancelled without significant penalty.
The Company signed a membership purchase agreement and completed the acquisition of Astro, now named Sparton Medical Systems, Inc. (SMS), on May 31, 2006. SMS’s sales volume for the twelve months ended December 31, 2005, was approximately $34 million. The purchase price was approximately $26.2 million, plus the extinguishment by Sparton at closing of $4.2 million in seller credit facilities and the assumption of $2.3 million in bonded debt. The purchase price was funded using a combination of cash, $10.0 million in bank debt, and $7.5 million in notes payable to SMS’s previous owners. During each of the next four years, additional contingent consideration may be paid to the previous owners of SMS. This contingent consideration is equal to 20% of SMS’s earnings before interest, depreciation, and taxes as defined, and if paid will be added to goodwill. SMS is an EMS provider that designs and manufactures a variety of specialized medical products, generally involving high-quality medical laboratory test equipment. SMS operates from a 40,000 square foot facility in an industrial park. A 20,000 square foot addition to the facility was undertaken and is now substantially complete. This increased manufacturing area is expected to allow for increased sales and greater efficiency. Sparton now operates the business as a wholly-owned subsidiary at its present location and with the current operating management and staff. A further discussion of the SMS purchase is contained in Notes 9 and 13 to the Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. The Company is continuing a program of identifying and evaluating potential acquisition candidates in both the defense and medical markets.
Construction of the Company’s Spartronics’ plant in Vietnam was completed and production began in May 2005. This facility is anticipated to provide increased growth opportunities for the Company, in current as well as new markets. As the Company has not previously conducted business in this emerging market, there are many uncertainties and risks inherent in this venture. As with the Company’s other facilities, the majority of the equipment utilized in production operations is leased.
During fiscal 2006, a $0.10 per share cash dividend, totaling approximately $889,000, was paid to shareowners on October 5, 2005. Subsequently in October 2005, the Company declared a 5% stock dividend. This dividend was distributed January 13, 2006, to shareowners of record on December 21, 2005. On October 25, 2006, the Company declared another 5% stock dividend which was distributed January 19, 2007, to shareowners of record on December 27, 2006.
At December 31, 2006, the Company had $92,460,000 in shareowners’ equity ($9.44 per share), $61,708,000 in working capital, and a 3.11:1.00 working capital ratio. The Company believes it has sufficient liquidity resources for its anticipated needs over the next 12-18 months, unless an additional significant business acquisition were to be identified and completed for cash.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Information regarding the Company’s long-term debt obligations, environmental liability payments, operating lease payments, and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. There have been no material changes in the Company’s contractual obligations since June 30, 2006.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates, judgments and assumptions that affect the amounts reported as assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are regularly evaluated and are based on historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The Company believes that of its significant accounting policies discussed in the Notes to the Condensed Consolidated Financial Statements, which are included in Part I, Item 1 of this report, the following involve a higher degree of judgment and complexity. Senior management has reviewed these critical accounting policies and related disclosures with Sparton’s audit committee of the Board of Directors.
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
Allowance for Probable Losses on Receivables
The accounts receivable balance is recorded net of allowances for amounts not expected to be collected from customers. The allowance is estimated based on historical experience of write-offs, the level of past due amounts, information known about specific customers with respect to their ability to make payments, and future expectations of conditions that might impact the collectibility of accounts. Accounts receivable are generally due under normal trade terms for the industry. Credit is granted, and credit evaluations are periodically performed, based on a customer’s financial condition and other factors. Although the Company does not generally require collateral, cash in advance or letters of credit may be required from customers in certain circumstances, including some foreign customers. When management determines that it is probable that an account will not be collected, it is charged against the allowance for probable losses. The Company reviews the adequacy of its allowance monthly. The allowance for doubtful accounts was $203,000 and $67,000 at December 31, and June 30, 2006, respectively. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Given the Company’s significant balance of government receivables and letters of credit from foreign customers, collection risk is considered minimal. Historically, uncollectible accounts have generally been insignificant and the minimal allowance is deemed adequate.
Pension Obligations
The Company calculates the cost of providing pension benefits under the provisions of SFAS No. 87, Employers’ Accounting for Pensions, as amended. The key assumptions required within the provisions of SFAS No. 87 are used in making these calculations. The most significant of these assumptions is the discount rate used to value the future obligations and the expected return on pension plan assets. The discount rate is consistent with market interest rates on high-quality, fixed income investments. The expected return on assets is based on long-term returns and assets held by the plan, which is influenced by historical averages. If actual interest rates and returns on plan assets materially differ from the assumptions, future adjustments to the financial statements would be required. While changes in these assumptions can have a significant effect on the pension benefit obligation and the unrecognized gain or loss accounts disclosed in the Notes to the Condensed Consolidated Financial Statements, the effect of changes in these assumptions is not expected to have the same relative effect on net periodic pension expense in the near term. While these assumptions may change in the future based on changes in long-term interest rates and market conditions, there are no known expected changes in these assumptions as of December 31, 2006. To the extent the assumptions differ from actual results, as indicated above, there would be a future impact on the financial statements and operating results. The extent to which these factors will result in future recognition or acceleration of expense is not determinable at this time as it will depend upon a number of variables, including trends in interest rates and the actual return on plan assets. No cash payments are expected to be required prior to 2008 due to the plan’s overfunded status. As described in New accounting standards, Note 1 of the Condensed Consolidated Financial Statements, the implementation of SFAS 158 on June 30, 2007, will result in a reduction of shareowners’ equity on that date.
Business Combinations
In accordance with accepted business combination accounting, the Company allocated the purchase price of its recent SMS acquisition to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The Company engaged an independent, third-party appraisal firm to assist management in determining the fair value of certain assets acquired and liabilities assumed. Such valuations require management to make significant estimates, judgments and assumptions, especially with respect to intangible assets.
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
Goodwill and Customer Relationships
The Company currently reviews goodwill associated with its Cybernet investment on an annual basis for possible impairment. Additionally, the Company will review goodwill and customer relationships, associated with the recent Astro acquisition (now named Sparton Medical Systems, Inc. (SMS)), for impairment annually, with the first review anticipated to occur in April 2007. Possible impairment of these assets will also be reviewed should events or changes in circumstances indicate their carrying value may not be recoverable in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The provisions of SFAS No. 142 require that a two-step impairment test be performed. In the first step, the Company compares the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to the unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, management will perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company would record an impairment loss equal to the difference.
Determining the fair value of any reporting entity is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates, operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and, if appropriate, determination of appropriate market comparables. The Company bases its fair value estimates on assumptions believed to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, the Company makes certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of the Company’s reporting units. The most recent annual goodwill impairment analysis related to the Company’s Cybernet investment, which was performed during the fourth quarter of fiscal 2006, did not result in an impairment charge. The next such goodwill impairment review is expected in April 2007.
OTHER
Litigation
One of Sparton’s facilities, located in Albuquerque, New Mexico, has been the subject of ongoing investigations conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). The investigation began in the early 1980’s and involved a review of onsite and offsite environmental impacts.

At December 31, 2006, Sparton has $6,204,000 accrued as its estimate of the future undiscounted minimum financial liability with respect to this matter. The Company’s cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred, and is anticipated to cover approximately the next 24 years. The Company’s estimate includes equipment and operating costs for onsite and offsite operations and is based on existing methodology. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally, a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. It is possible that cash flows and results of operations could be affected significantly by the impact of the ultimate resolution of this contingency.
Some of the printed circuit boards supplied to the Company for its aerospace sales have been discovered to be nonconforming and defective. The defect occurred during production at the raw printed circuit board suppliers facility, prior to shipment to Sparton for further processing. Sparton, Electropac Co., Inc. (the raw board manufacturer), and our customer, who received the defective assembled boards, have contained the defective boards. While investigations are underway, $2.9 million of related product and associated expenses have been classified in Sparton’s balance sheet within other long-term assets as of December 31 and June 30, 2006. In August 2005, Sparton Electronics Florida, Inc. filed an action in U.S. District Court of Florida against Electropac Co., Inc. to recover these costs. The likelihood that the claim will be resolved and the extent of Sparton’s exposure, if any, is unknown at this time. No loss contingency has been established at December 31, 2006.
Sparton is currently involved in other legal actions, which are disclosed in Part II, Item 1 - “Legal Proceedings”, of this report. At this time, the Company is unable to predict the outcome of these claims.
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
The Company has financial instruments that are subject to interest rate risk, principally short-term investments and long-term debt associated with the recent SMS acquisition on May 31, 2006. Historically, the Company has not experienced material gains or losses due to such interest rate changes. Based on the current holdings of short-term investments, and the fact that interest rates were at market values for the debt issued in the recent SMS acquisition, interest rate risk is not currently considered to be significant.
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
As of December 31, 2006, an evaluation was updated by the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures continue to be effective as of December 31, 2006. There have been no changes in the Company’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Upon entering into the Consent Decree, the Company reviewed its estimates of the future costs expected to be incurred in connection with its remediation of the environmental issues associated with its Coors Road facility over the next 30 years. At December 31, 2006, the undiscounted minimum accrual for future EPA remediation approximates $6,204,000. The Company’s estimate is based upon existing technology and current costs have not been discounted. The estimate includes equipment, operating and maintenance costs for the onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes the required periodic reporting requirements. This estimate does not include legal and related consulting costs, which are expensed as incurred.
In 1998, STI commenced litigation in two courts against the United States Department of Energy (DOE) and others seeking reimbursement of Sparton’s costs incurred in complying with, and defending against, federal and state environmental requirements with respect to its former Coors Road manufacturing facility. Sparton also sought to recover costs being incurred by the Company as part of its continuing remediation at the Coors Road facility. In fiscal 2003, Sparton reached an agreement with the DOE and others to recover certain remediation costs. Under the agreement, Sparton was reimbursed a portion of the costs the Company incurred in its investigation and site remediation efforts at the Coors Road facility. Under the settlement terms, Sparton received cash (and some degree of risk protection) with the DOE’s agreement to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8,400,000 from the date of settlement.
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
In October 2006, Sparton reached an agreement with another insurer under which Sparton received $225,000 in cash in October 2006. This agreement reflects a recovery of a portion of past costs incurred related to the Company’s Coors Road facility, and was recognized as income in the second quarter of fiscal 2007. The Company continues to pursue an additional recovery from an excess carrier. The probability and amount of recovery is uncertain at this time.

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
A jury trial was concluded on November 9, 2005. The jury did not grant any relief to the defendents on their counter claims, which was affirmed by the trial court. The jury awarded Sparton damages in the amount of $3.6 million, of which approximately $1.9 million represented costs related to the acquisition of raw materials. These costs were previously deferred and are included in other long-term assets on the Company’s December 31 and June 30, 2006 balance sheets. As a result of potential proceedings, the judgment in Sparton’s favor was reduced to $ 1.9 million, which would enable the Company to recover the deferred costs and, accordingly, there would be no significant impact on operating results. An amended judgment was entered for $1.9 million in Sparton’s favor on April 5, 2006. On May 1, 2006, NRTC filed an appeal of the judgment with the U.S. Court of Appeals for the Sixth Circuit, which could impact the ultimate result.
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
Product Issues
Some of the printed circuit boards supplied to the Company for its aerospace sales have been discovered to be nonconforming and defective. The defect occurred during production at the raw board supplier’s facility, prior to shipment to Sparton for further processing. Sparton, Electropac Co., Inc. (the raw board manufacturer), and our customer, who received the defective assembled boards, have contained the defective boards. While investigations are underway, $2.9 million of related product and associated expenses have been deferred and classified in Sparton’s balance sheet within other long-term assets as of December 31, 2006. In August 2005, Sparton Electronics Florida, Inc. filed an action in U.S. District Court of Florida against Electropac Co., Inc. to recover these costs. The likelihood that the claim will be resolved and the extent of Sparton’s exposure, if any, is unknown at this time. No loss contingency has been established at December 31, 2006.
Item l(a). Risk Factors
Information regarding the Company’s Risk Factors is provided in Part I, Item l(a) “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. There have been no significant changes in the Company’s risk factors since June 30, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Repurchases of Equity Securities - As of December 31, 2006, the Company had one publicly-announced share repurchase program outstanding. Announced on August 29, 2005, effective September 14, 2005, the program provides for the repurchase of up to $4.0 million of shares of the Company’s outstanding common stock in open market transactions. The program expires September 14, 2007, and the timing and amount of daily purchases are subject to certain limitations. A total of 63,129 shares, at an approximate cost of $574,000, had been repurchased through the inception of this program as of the quarter ended September 30, 2006.
Information on shares repurchased in the most recently completed quarter is as follows:

			Total number	Approximate dollar value of
	Total number of	Average price	shares purchased as part	shares that may yet be
Period	shares purchased	paid per share	of publicly announced programs	purchased under the program
October 1-31	17,404	$8.58	17,404	$3,277,000
November 1-30	223,548	8.58	223,548	1,358,000
December 1-31	27,700	8.82	27,700	1,114,000

Total	268,652		268,652

Repurchased shares are retired. Included in the November and December activity is the repurchase of 199,356 shares concurrent with the coordinated exercise of common stock options by Sparton officers, employees, and directors.

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

Date: February 14, 2007	/s/ DAVID W. HOCKENBROCHT

David W. Hockenbrocht, Chief Executive Officer

Date: February 14, 2007	/s/ RICHARD L. LANGLEY

Richard L. Langley, Chief Financial Officer