Form 10-Q
period 2007-03-31
SPARTON CORP
filed 2007-05-10
CIK 92679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [  ] No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [  ]          Accelerated filer [  ]          Non-accelerated filer  [ X ]
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). [  ] Yes [ X ] No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding at
Class of Common Stock	April 30, 2007
$1.25 Par Value	9,800,370

Part I. Financial Information
Item 1. Financial Statements (Interim, Unaudited)
SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2007	June 30, 2006
ASSETS

Current assets:
Cash and cash equivalents	$4,946,232	$7,503,438
Investment securities	—	15,969,136
Accounts receivable	21,151,784	25,108,442
Income taxes recoverable	2,320,726	—
Inventories and costs of contracts in progress	52,951,608	46,892,183
Deferred income taxes	2,571,000	2,662,692
Prepaid expenses and other current assets	1,162,118	1,462,190

Total current assets	85,103,468	99,598,081

Pension asset	4,048,208	4,420,932
Property, plant and equipment — net	18,139,631	17,598,906
Goodwill and other intangibles — net	22,146,286	22,469,807
Other assets	5,997,170	5,970,010

Total assets	$135,434,763	$150,057,736

LIABILITIES AND SHAREOWNERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$3,873,593	$3,815,833
Accounts payable	11,018,363	16,748,814
Salaries and wages	3,841,222	4,388,396
Accrued health benefits	1,316,897	1,142,693
Other accrued liabilities	6,015,271	4,996,408
Income taxes payable	—	308,814

Total current liabilities	26,065,346	31,400,958

Deferred income taxes — noncurrent	32,000	—
Long-term debt — noncurrent portion	13,536,631	16,010,616
Environmental remediation — noncurrent portion	5,584,288	5,795,784

Total liabilities	45,218,265	53,207,358

Shareowners’ Equity:
Preferred stock, no par value; 200,000 shares authorized, none outstanding	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 9,800,370 shares outstanding (9,392,305 at June 30, 2006)	12,250,463	11,740,381
Capital in excess of par value	19,557,047	15,191,990
Retained earnings	58,363,988	70,183,104
Accumulated other comprehensive income (loss)	45,000	(265,097)

Total shareowners’ equity	90,216,498	96,850,378

Total liabilities and shareowners’ equity	$135,434,763	$150,057,736

See accompanying notes to condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
March 31, 2007 and 2006

	Three months ended		Nine months ended
	2007	2006	2007	2006
Net sales	$47,725,992	$45,303,199	$149,099,220	$120,302,471
Costs of goods sold	47,030,124	40,562,528	144,193,397	110,140,742

Gross profit	695,868	4,740,671	4,905,823	10,161,729

Selling and administrative expenses	4,264,621	3,930,958	12,978,917	11,694,855
Amortization of intangibles	120,313	—	362,049	—
EPA related environmental remediation (income) expense - net	(3,091)	29,994	(204,321)	796
Net (gain) loss on sale of property, plant and equipment	3,872	(5,693)	(201,851)	98,898

	4,385,715	3,955,259	12,934,794	11,794,549

Operating income (loss)	(3,689,847)	785,412	(8,028,971)	(1,632,820)

Other income (expense):
Interest and investment income	74,896	293,008	145,923	820,835
Interest expense	(205,877)	—	(793,599)	—
Equity gain in investment	75,000	3,000	68,000	2,000
Other — net	(23,730)	(11,088)	(283,635)	266,176

	(79,711)	284,920	(863,311)	1,089,011

Income (loss) before income taxes	(3,769,558)	1,070,332	(8,892,282)	(543,809)
Provision (credit) for income taxes	(1,476,000)	343,000	(2,757,000)	(174,000)

Net income (loss)	$(2,293,558)	$727,332	$(6,135,282)	$(369,809)

Earnings (loss) per share — basic and diluted(1)	$(0.23)	$0.07	$(0.62)	$(0.04)

(1)	All share and per share information have been adjusted to reflect the impact of the 5% stock dividend declared in October 2006.
See accompanying notes to condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended March 31,
	2007	2006
Cash Flows From Operating Activities:
Net loss	$(6,135,282)	$(369,809)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	1,941,812	1,490,979
Deferred income taxes	—	679,731
Loss on sale of investment securities	244,562	25,432
Equity gain in investment	(68,000)	(2,000)
Pension expense	372,724	410,681
Share-based compensation	187,901	253,420
(Gain) loss on sale of property, plant and equipment	(3,176)	98,898
Gain from sale of non-operating land	(198,675)	—
Other, primarily changes in customer and vendor claims	47,420	(391,396)
Changes in operating assets and liabilities:
Accounts receivable	3,956,658	5,946,443
Environmental settlement receivable	—	5,455,000
Income taxes recoverable	(2,320,726)	—
Inventories, prepaid expenses and other current assets	(5,759,353)	1,061,929
Accounts payable and accrued liabilities	(5,604,852)	(7,032,653)

Net cash (used in) provided by operating activities	(13,338,987)	7,626,655

Cash Flows From Investing Activities:
Additional goodwill incurred in purchase of Astro	(38,528)	—
Purchases of investment securities	—	(7,052,763)
Proceeds from sale of investment securities	15,619,068	1,677,746
Proceeds from maturity of investment securities	465,645	2,583,602
Purchases of property, plant and equipment	(2,672,559)	(459,895)
Proceeds from sale of non-operating land	811,175	—
Proceeds from sale of property, plant and equipment	7,422	—
Other, principally noncurrent other assets	9,420	(26,460)

Net cash provided by (used in) investing activities	14,201,643	(3,277,770)

Cash Flows From Financing Activities:
Repayment of long-term debt	(2,423,266)	—
Proceeds from the exercise of stock options	1,346,208	571,251
Tax effect from stock transactions	183,093	70,029
Stock dividends — cash paid in lieu of fractional shares	(1,977)	(3,654)
Repurchases of common stock	(2,523,920)	(270,186)
Cash dividend	—	(889,409)

Net cash used in financing activities	(3,419,862)	(521,969)

(Decrease) increase in cash and cash equivalents	(2,557,206)	3,826,916
Cash and cash equivalents at beginning of period	7,503,438	9,368,120

Cash and cash equivalents at end of period	$4,946,232	$13,195,036

See accompanying notes to condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareowners’ Equity (Unaudited)

	Nine months ended March 31, 2007
			Capital		Accumulated other
	Common Stock		in excess	Retained	comprehensive
	Shares	Amount	of par value	earnings	income (loss)	Total
Balance at July 1, 2006	9,392,305	$11,740,381	$15,191,990	$70,183,104	$(265,097)	$96,850,378

Stock dividend (5% declared October 25, 2006)	466,365	582,956	3,404,465	(3,989,398)		(1,977)
Stock options exercised, net of common stock surrendered to facilitate exercise	234,444	293,056	1,053,152			1,346,208
Repurchases of common stock as part of share repurchase program	(292,744)	(365,930)	(463,554)	(1,694,436)		(2,523,920)

Share-based compensation			187,901			187,901
Tax effect of stock transactions			183,093			183,093

Comprehensive income (loss), net of tax:
Net loss				(6,135,282)		(6,135,282)
Net unrealized gain on investment securities owned					122,686	122,686
Reclassification adjustment for net loss realized and reported in net loss					161,411	161,411
Net unrealized gain on equity investment					26,000	26,000

Comprehensive loss						(5,825,185)

Balance at March 31, 2007	9,800,370	$12,250,463	$19,557,047	$58,363,988	$45,000	$90,216,498

	Nine months ended March 31, 2006
			Capital		Accumulated other
	Common Stock		in excess	Retained	comprehensive
	Shares	Amount	of par value	earnings	income (loss)	Total
Balance at July 1, 2005	8,830,428	$11,038,035	$10,558,757	$75,619,392	$(44,198)	$97,171,986

Stock dividend (5% declared October 25, 2005)	446,337	557,921	3,820,645	(4,382,220)		(3,654)
Stock options exercised, net of common stock surrendered to facilitate exercise	143,294	179,118	392,133			571,251
Repurchases of common stock as part of share repurchase program	(28,237)	(35,296)	(34,199)	(200,691)		(270,186)
Cash dividend ($0.10 per share)				(889,409)		(889,409)

Share-based compensation			253,420			253,420
Tax effect of stock transactions			70,029			70,029
Comprehensive income (loss), net of tax:
Net loss				(369,809)		(369,809)
Net unrealized loss on investment securities owned					(224,767)	(224,767)
Reclassification adjustment for net loss realized and reported in net loss					16,785	16,785
Net unrealized gain on equity investment					82,000	82,000

Comprehensive loss						(495,791)

Balance at March 31, 2006	9,391,822	$11,739,778	$15,060,785	$69,777,263	$(170,180)	$96,407,646

See accompanying notes to condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation - The accompanying unaudited condensed consolidated financial statements of Sparton Corporation and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All significant intercompany transactions and accounts have been eliminated. Certain reclassifications of prior year amounts have been made to conform to the current year presentation. The condensed consolidated balance sheet at March 31, 2007, and the related condensed consolidated statements of operations, cash flows and shareowners’ equity for the nine months ended March 31, 2007 and 2006 are unaudited, but include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of such interim financial statements. Operating results for the nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007.
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
Business Acquisition - On May 31, 2006, the Company announced that a membership purchase agreement was signed, and the acquisition of Astro Instrumentation, LLC was completed. Astro was a privately owned electronic manufacturing services (EMS) provider located in Strongsville, Ohio that had been in business for approximately five years, with a sales volume for its fiscal year ended December 31, 2005, of approximately $34 million. This acquisition furthered the Company’s strategy of identifying, evaluating and purchasing potential acquisition candidates in both the defense and medical device markets. The newly acquired entity was renamed Astro Instrumentation, Inc. (Astro) and incorporated in the state of Michigan. In January 2007, Astro was renamed Sparton Medical Systems, Inc. (SMS), which operates as a wholly-owned subsidiary of Sparton Corporation.
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
Shown below, and also included in the Company’s condensed consolidated financial statements for the nine months ended March 31, 2007, are the sales, costs of goods sold and total assets of SMS, which were as follows:

	Total	SMS
Net sales	$149,099,000	$37,328,000
Costs of goods sold	144,193,000	33,767,000

Gross profit	$4,906,000	$3,561,000

Total assets at March 31, 2007	$135,435,000	$45,220,000

Operations - The Company operates in one line of business, electronic manufacturing services (EMS). The Company provides design and electronic manufacturing services, which include a complete range of engineering, pre-manufacturing and post-manufacturing services. Capabilities range from product design and development through aftermarket support. All of the facilities are registered to ISO standards, including 9001 or 13485, with most having additional certifications. Products and services include complete “Device Manufacturing” products for Original Equipment Manufacturers, transducers, printed circuit boards and assemblies, sensors, medical instruments, and electromechanical and electrochemical devices. Markets served are in the government, medical/scientific instrumentation, aerospace, and other industries, with a focus on regulated markets. The Company also develops and manufactures sonobuoys, anti-submarine warfare (ASW) devices, used by the U.S. Navy and other free-world countries. Many of the physical and technical attributes in the production of sonobuoys are the same as those required in the production of the Company’s other products and assemblies.

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
Fair value of financial instruments - The fair value of cash and cash equivalents, trade accounts receivable, and accounts payable approximate their carrying value. Cash and cash equivalents consist of demand deposits and other highly liquid investments with an original term when purchased of three months or less. With respect to the Company’s recently issued or assumed debt instruments, consisting of industrial revenue bonds, notes payable and bank debt relating to the May 31, 2006 acquisition of Astro Instrumentation, LLC., management believes that the fair value of these financial instruments also approximates their carrying value at March 31, 2007.
Investment securities - Investments in debt securities that are not cash equivalents or marketable equity securities have been designated as available for sale. Those securities, all of which are investment grade, are reported at fair value, with net unrealized gains and losses included in accumulated other comprehensive income or loss, net of applicable taxes. Unrealized losses that are other than temporary are recognized in earnings. The investment portfolio has maturity dates within a year or less. Realized gains and losses on investments are determined using the specific identification method.
Other investment - The Company has an active investment in Cybernet Systems Corporation, which is accounted for under the equity method, as more fully described in Note 10 of the Condensed Consolidated Financial Statements.
Market risk exposure - The Company manufactures its products in the United States, Canada, and Vietnam. Sales of the Company’s products are in the U.S. and Canada, as well as other foreign markets. The Company is potentially subject to foreign currency exchange rate risk relating to intercompany activity and balances, receipts from customers, and payments to suppliers in foreign currencies. Adjustments related to the translation of the Company’s Canadian and Vietnamese financial statements into U.S. dollars are included in current earnings. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in the domestic and foreign markets in which the Company operates. However, minimal third party receivables and payables are denominated in foreign currency and the related market risk exposure is considered to be immaterial. Historically, foreign currency gains and losses related to intercompany activity and balances have not been significant. However, due to the strengthened Canadian dollar in recent years, the impact of transaction and translation gains has increased. If the exchange rate were to materially change, the Company’s financial position could be significantly affected.
The Company has financial instruments that are subject to interest rate risk, principally short-term investments. Historically, the Company has not experienced material gains or losses due to such interest rate changes. Based on the current holdings of short-term investments, the interest rate risk is not considered to be material. In addition, as a result of the May 31, 2006, Astro acquisition, the Company is obligated on bank debt with an adjustable rate of interest, as more fully discussed in Note 6 of the Condensed Consolidated Financial Statements, which would adversely impact operations should the interest rate increase.
Long-lived assets - The Company reviews long-lived assets that are not held for sale for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is determined by comparing the carrying value of the assets to their fair market value or estimated future undiscounted cash flows. If it is determined that an impairment of a long-lived asset has occurred, a current charge to income is recognized. The Company also has goodwill and other intangibles which are considered long-lived assets. While a portion of goodwill is associated with the Company’s investment in Cybernet, the majority of the approximately $22 million of goodwill and other intangibles reflected on the Company’s balance sheets as of March 31, 2007 and June 30, 2006, is associated with the recent acquisition of Astro. For a more complete discussion of goodwill and other intangibles, see Note 5 of the Condensed Consolidated Financial Statements.
Other assets - At June 30, 2006, undeveloped land located in New Mexico, with a cost of $613,000, was classified as held-for-sale and carried in other current assets in the Company’s balance sheet at that date. The sale of this asset was completed in August 2006 at a gain of approximately $199,000. In addition, included in other assets as of both March 31, 2007 and June 30, 2006, was $1.8 million and $2.9 million of inventory materials for which the Company is seeking reimbursement from other parties, which is discussed further in Note 7 of the Condensed Consolidated Financial Statements.
Common stock repurchases - The Company records common stock repurchases at cost. The excess of cost over par value is first allocated to capital in excess of par value based on the per share amount of capital in excess of par value for all shares, with the remainder charged to retained earnings. Effective September 14, 2005, the Board of Directors authorized a repurchase program for the repurchase, at the discretion of management, of up to $4 million of shares of the Company’s outstanding common stock in open market transactions. For the nine months ended March 31, 2007, 292,744 shares were repurchased for cash of $2,524,000. During that period, the weighted average share prices for each individual month’s activity ranged from $8.43 to $8.75 per share. For the fiscal year ended June 30, 2006, the Company had purchased 39,037 shares at a cost of approximately $363,000. As of March 31, 2007, the dollar value of shares that may yet be repurchased under the program approximated $1,113,000. The program expires September 14, 2007. Repurchased shares are retired.
Supplemental cash flows information - Supplemental cash and noncash activities for the nine months ended March 31, 2007 and 2006 were as follows:

	2007	2006
Net cash paid (received) for:
Income taxes	$(314,000)	$1,395,000

Interest (including $60,000 of capitalized interest)	$749,000	$-

Tax rate - The effective tax rate utilized to calculate the applicable interim tax provision (credit) requires management to make certain estimates, judgments, and assumptions. These estimates, judgments, and assumptions relied upon are believed to be reasonable based on information available at the time. To the extent these estimates, judgments, and assumptions differ from that which actually occurs during the course of the year, the interim tax provision (credit) can be, and in the past has been, materially affected.
New accounting standards - In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement provides entities the one-time election (the “fair value option”) to measure financial instruments and certain other items at fair value. For items for which the fair value option has been elected, unrealized gains and losses are to be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for Sparton’s fiscal year beginning July 1, 2008. The Company does not expect the adoption of SFAS No. 159 will have a significant impact on its results of operations, financial position or cash flows.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement is intended to improve financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement requires an employer to measure the funded status of a plan as of its balance sheet date. Prior accounting standards required an employer to recognize in its statement of financial position an asset or liability arising from a defined benefit postretirement plan, which generally differed from the plan’s overfunded or underfunded status. SFAS No. 158 is effective for Sparton’s fiscal year ending June 30, 2007, except for the change in the measurement date which is effective for Sparton’s fiscal year ending June 30, 2009. The Company is currently analyzing the expected impact of this new Statement on its results of operations, financial position and cash flows. The Company expects a decrease in shareowners’ equity effective June 30, 2007, when SFAS No. 158 is implemented. This decrease will reflect an amount equal to the difference between the recorded pension asset and the current funded status as of the implementation date, adjusted for income taxes. These amounts were $4,421,000 and $965,000, respectively, as of June 30, 2006.
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
In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on EITF Issue 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). The scope of this Issue includes taxes that are externally imposed on a revenue producing transaction between a seller and a customer. The EITF concluded that a company should disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of such taxes. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The EITF was effective as of the third quarter of fiscal 2007 and had no impact on the Company’s consolidated financial statements. The Company records such taxes on a net basis.
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
NOTE 2. INVESTMENT SECURITIES
The investment portfolio has one investment as of March 31, 2007, which has been classified in cash and cash equivalents on the balance sheet as of that date. A daily market exists for all investment securities. The Company believes that the impact of fluctuations in interest rates on its investment portfolio should not have a material impact on its financial position or results of operations. Those securities are reported at fair value, with net unrealized gains and losses included in accumulated other comprehensive income (loss), net of applicable taxes. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses on investments are determined using the specific identification method. These highly liquid securities are designated as current assets, as it is the Company’s intention to use these investment securities to provide working capital.
At June 30, 2006, the Company had net unrealized losses of $417,000, on its investment securities portfolio. At that date, the net after-tax effect of these gains and losses was $284,000, which amounts were included in accumulated other comprehensive loss within shareowners’ equity. For the nine months ended March 31, 2007 and 2006, the Company had purchases of investment securities totaling $0 and $7,053,000 and proceeds from investment securities sales totaling $15,619,000 and $1,678,000, respectively.
NOTE 3. INVENTORIES AND COSTS OF CONTRACTS IN PROGRESS
Customer orders represent commitments for products to be manufactured for shipment over defined periods. Raw material inventories are purchased to fulfill these customer requirements. Within these arrangements, customer demand for products frequently changes, sometimes creating excess and/or obsolete inventories. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income and a valuation allowance is established for the difference between the carrying cost and the estimated realizable amount. Conversely, should the disposition of adjusted excess and obsolete inventories result in recoveries in excess of these reduced carrying values, the remaining portion of the valuation allowances are reversed and taken into income when such determinations are made. It is possible that the Company’s financial position, results of operations and cash flows could be materially affected by changes to inventory valuation allowances for excess and obsolete inventories. These valuation allowances totaled $2,703,000 and $3,529,000 at March 31, 2007 and June 30, 2006, respectively.
Inventories are valued at the lower of cost (first-in, first-out basis) or market and include costs related to long-term contracts. Inventories, other than contract costs, are principally raw materials and supplies. The following are the approximate major classifications of inventory, net of valuation allowances, at each balance sheet date:

	March 31, 2007	June 30, 2006
Raw materials	$34,607,000	$29,388,000
Work in process and finished goods	18,345,000	17,504,000

	$52,952,000	$46,892,000

Work in process and finished goods inventories include $4.1 million and $4.5 million of completed, but not yet accepted, sonobuoys at March 31, 2007 and June 30, 2006, respectively. Inventories are reduced by progress billings to the U.S. government, related to long-term contracts, of approximately $12.7 million and $10.7 million at March 31, 2007 and June 30, 2006, respectively. Inventory balances at March 31, 2007 and June 30, 2006, include $14.6 million and $10.0 million of inventory, respectively, at the Company’s newest subsidiary, SMS, which is comprised of $12.9 million of raw materials and $1.7 million of work in process and finished goods as of March 31, 2007, and $8.9 million of raw materials and $1.1 million of work in process and finished goods as of June 30, 2006.
NOTE 4. PENSION ASSET
Periodic benefit cost — The Company sponsors a defined benefit pension plan covering certain salaried and hourly U.S. employees. The components of net periodic pension expense are as follows for the three and nine months ended March 31:

	Three months ended		Nine months ended
	2007	2006	2007	2006
Service cost	$124,000	$128,000	$371,000	$410,000
Interest cost	158,000	163,000	474,000	511,000
Expected return on plan assets	(217,000)	(227,000)	(651,000)	(726,000)
Amortization of prior service cost	26,000	24,000	77,000	75,000
Amortization of net loss	34,000	49,000	102,000	141,000

Net periodic benefit cost	$125,000	$137,000	$373,000	$411,000

No cash contributions to the plan were required or paid by the Company in either period due to its overfunded status. Due to the overfunded status of the plan and current actuarial calculations and assumptions, no additional funding of the defined benefit pension plan is anticipated prior to fiscal 2008.
NOTE 5. GOODWILL AND OTHER INTANGIBLES
The Company follows SFAS No. 141, Business Combinations (SFAS No. 141), and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually. Cybernet Systems Corporation’s (Cybernet) goodwill is reviewed for impairment annually, with the next review to occur in the fourth quarter of fiscal 2007. Goodwill related to the recent Astro purchase will also be reviewed for impairment in the fourth quarter of fiscal 2007. See “Business Acquisition”, Note 1 of this report, for additional information on the purchase of Astro, which occurred on May 31, 2006. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their estimated useful lives to their estimated residual values and be reviewed regularly for impairment. The change in the carrying amounts of goodwill and amortizable intangibles during the nine months ended March 31, 2007 are as follows:

		Amortizable	Total
	Goodwill	Intangibles	Intangibles
Beginning balance at July 1, 2006	$15,744,000	$6,726,000	$22,470,000
Goodwill additions	38,000	—	38,000
Amortization	—	(362,000)	(362,000)

Ending balance at March 31, 2007	$15,782,000	$6,364,000	$22,146,000

There were no changes in the carrying value of goodwill associated with Cybernet during fiscal 2006.

Goodwill — Goodwill in the amount of $14,974,000 was recorded upon the Company’s purchase of Astro Instrumentation, LLC (Astro) in May 2006, with additional goodwill related to acquisition costs of $38,000 being capitalized during fiscal 2007. In addition, $770,000 of goodwill is related to the Company’s investment in Cybernet, as more fully described in Note 10 of the Condensed Consolidated Financial Statements.
Other intangibles — Other intangibles of $6,765,000 were recognized upon the purchase of Astro. Other intangibles include non-compete agreements of $165,000 and customer relationships of $6,600,000. These costs are being amortized ratably over 4 years and 15 years, respectively. Accumulated amortization as of March 31, 2007, totaled $401,000; $34,000 and $367,000 were for the amortization of non-compete agreements and customer relationships, respectively. Amortization of intangible assets is estimated to be approximately $481,000 for each of the four years beginning July 1, 2006, and approximately $440,000 for each of the subsequent 11 years.
NOTE 6. BORROWINGS
Current debt maturities — Short-term debt as of March 31, 2007, includes the current portion of $2,000,000 of a long-term bank loan, the current portion of $1,773,000 of long-term notes payable, and the current portion of $96,000 of industrial revenue bonds. Both the bank loan and the notes payable were incurred as a result of the Company’s purchase of Astro on May 31, 2006, and are due and payable in equal installments over the next several years as further discussed below. The Industrial Revenue bonds were assumed at the time of Astro’s purchase and were previously incurred by Astro.
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
Long-term debt — Long-term debt, all of which arose in conjunction with the Astro acquisition, consists of the following obligations at each balance sheet date:

	March 31, 2007	June 30, 2006
Industrial Revenue bonds, face value	$2,404,000	$2,477,000
Less unamortized purchase discount	143,000	150,000

Industrial Revenue bonds, carrying value	2,261,000	2,327,000
Bank loan	8,500,000	10,000,000
Notes payable (to former Astro owners)	6,650,000	7,500,000

Total long-term debt	17,411,000	19,827,000
Less current portion	3,874,000	3,816,000

Long-term debt, net of current portion	$13,537,000	$16,011,000

There were no short or long-term debt or other borrowings outstanding as of March 31, 2006, which was prior to the Astro acquisition.
The Company assumed repayment of principal and interest on bonds originally issued on behalf of Astro by the State of Ohio. These bonds are Ohio State Economic Development Revenue Bonds, series 2002-4. Astro originally entered into the loan agreement with the State of Ohio for the issuance of these bonds to finance the construction of Astro’s current operating facility. The principal amount, including premium, was issued in 2002 and totaled $2,845,000. These bonds have stated interest rates which vary, dependent on the maturity date of the bonds. Currently the stated annual rates range from 3.0 to 3.5%. Due to an increase in interest rates since the original issuance of the bonds, a discount amounting to $151,000 was recorded when assumed.
The bonds carry certain sinking fund requirements generally obligating the Company to deposit funds into a sinking fund. The sinking fund requires the Company to make monthly deposits of one twelfth of the annual obligation plus accrued interest. The purchase discount is being amortized ratably over the remaining term of the bonds. Amortization expense for the three months and nine months ended March 31, 2007 was approximately $2,000 and $6,000, respectively. The Company has issued an irrevocable letter of credit in the amount of $284,000 to secure repayment of a portion of the bonds. A further discussion of borrowings and other information related to the Company’s purchase of Astro may be found in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
The bank loan, with an original balance of $10 million, is being repaid over five years, with quarterly principal payments of $500,000 which commenced September 1, 2006. This loan bears interest at the variable rate of LIBOR plus 100 basis points, with interest calculated and paid quarterly along with the principal payment. As of March 31, 2007, this interest rate equaled 6.32%, resulting in accrued interest of approximately $45,000. As a condition of this bank loan, the Company is subject to certain customary covenants, which become applicable beginning with the Company’s fiscal year ending June 30, 2007. This debt is not secured.
Two notes payable of $3,750,000 each, totaling $7.5 million, are payable to the sellers of Astro. These notes are to be repaid over four years, in aggregate semi-annual payments of principal and interest in the combined amount of $1,057,000 on July 1 and December 1 of each year; such payments commenced December 1, 2006. These notes each bear interest at 5.5% per annum. The notes are proportionately secured by the stock of Astro. At March 31, 2007, there was interest of approximately $122,000 accrued on these notes.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Environmental Remediation
One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been involved with ongoing environmental remediation since the early 1980’s. At March 31, 2007, Sparton has accrued $6,116,000 as its estimate of the minimum future undiscounted financial liability, of which $532,000 is classified as a current liability and included in accrued liabilities. The Company’s minimum cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment, operating, and continued monitoring costs for onsite and offsite pump and treat containment systems, as well as periodic reporting requirements.
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
A jury trial was concluded on November 9, 2005. The jury did not grant any relief to the defendents on their counter claims, which was affirmed by the trial court. The jury awarded Sparton damages in the amount of $3.6 million, of which approximately $1.9 million represented costs related to the acquisition of raw materials. These costs were previously deferred and are included in other long-term assets on the Company’s March 31, 2007 and June 30, 2006 balance sheets. As a result of post trial proceedings, the judgment in Sparton’s favor was reduced to $1.9 million, which would enable the Company to recover the deferred costs and, accordingly, there would be no significant impact on operating results. An amended judgment was entered for $1.9 million in Sparton’s favor on April 5, 2006. On May 1, 2006, NRTC filed an appeal of the judgment with the U.S. Court of Appeals for the Sixth Circuit.
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

Product Issues
Some of the printed circuit boards supplied to the Company for its aerospace sales have been discovered to be nonconforming and defective. The defect occurred during production at the raw board supplier’s facility, prior to shipment to Sparton for further processing. Sparton and our customer, who received the defective assembled boards, have contained the defective boards. While investigations are underway, $2.9 million of related product and associated expenses have been classified in Sparton’s balance sheet within other long-term assets as of March 31, 2007 and June 30, 2006. In August 2005, Sparton Electronics Florida, Inc. filed an action in U.S. District Court of Florida against Electropac Co., Inc. and a related company (the raw board manufacturer) to recover these costs. The likelihood that the claim will be resolved and the extent of Sparton’s recovery, if any, is unknown at this time. No loss contingency has been established at March 31, 2007.
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
The following table presents share-based compensation expense and related components for the three months and nine months ended March 31, 2007 and 2006, respectively:

	Three months ended		Nine months ended
	2007	2006	2007	2006
Share-based compensation expense	$54,000	$78,000	$188,000	$253,000

Related tax benefit	$1,000	$2,000	$23,000	$4,000

Share-based compensation expense impacted basic and diluted per share amounts by approximately	$0.01	$0.01	$0.02	$0.03
As of March 31, 2007, unrecognized compensation costs related to nonvested awards amounted to $484,000 and will be recognized over the remaining weighted average period of approximately 1.63 years.
The following table summarizes additional information about stock options outstanding and exercisable at March 31, 2007:

	Options Outstanding			Options Exercisable
Range of		Wtd. Avg. Remaining	Wtd. Avg.		Wtd. Avg.
Exercise Prices	Number of shares	Contractual Life (years)	Exercise Price	Number of shares	Exercise Price
$6.52 to $8.57	316,946	5.79	$7.77	160,599	$7.14

In general, the Company’s policy is to issue new shares upon the exercise of a stock option. A summary of option activity under the Company’s stock option plan for the nine months ended March 31, 2007 is presented below. All options presented have been adjusted to reflect the impact of the 5% common stock dividend declared in October 2006. At March 31, 2007, shares remaining available for future grant totaled 188,182.

			Wtd. Avg. Remaining
	Total Shares	Wtd. Avg.	Contractual	Aggregate
	Under Option	Exercise Price	Term (years)	Intrinsic Value
Outstanding at July 1, 2006	542,924	$6.69	3.59	$817,000
Granted	26,250	$8.48
Exercised	(234,444)
Forfeited or expired	(17,784)

Outstanding at March 31, 2007	316,946	$7.77	5.79	$197,000

Exercisable at March 31, 2007	160,599	$7.14	3.46	$181,000

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
NOTE 9. EARNINGS (LOSS) PER SHARE
On October 25, 2006, Sparton’s Board of Directors approved a 5% common stock dividend, with a distribution date of January 19, 2007, to eligible shareowners of record on December 27, 2006. To record the stock dividend, an amount equal to the fair market value of the common shares issued was transferred from retained earnings to common stock and capital in excess of par value, with the balance $1,977 paid in cash in January 2007, in lieu of fractional shares of stock. All share and per share information for fiscal 2007 and 2006 has been adjusted to reflect the impact of all stock dividends declared for the periods shown.
Due to the Company’s interim reported net losses for the three months and nine months ended March 31, 2007, and the nine months ended March 31, 2006, all options outstanding were excluded from the computation of diluted earnings per share for those periods, as their inclusion would have been anti-dilutive.
Basic and diluted earnings (loss) per share for the three and nine months ended March 31, 2007 and 2006 were computed based on the following shares outstanding:

	Three months ended		Nine months ended
	2007	2006	2007	2006
Weighted average shares outstanding	9,798,902	9,788,779	9,822,999	9,786,190
Effect of dilutive stock options	—	41,132	—	—

Weighted average diluted shares outstanding	9,798,902	9,829,911	9,822,999	9,786,190

Basic and diluted earnings (loss) per share	$(0.23)	$0.07	$(0.62)	$(0.04)

NOTE 10. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes net income (loss) as well as unrealized gains and losses, net of income tax, on investment securities owned and investment securities held by an investee accounted for by the equity method, which are excluded from net income. Unrealized gains and losses, net of tax, are excluded from net income (loss), but are reflected as a direct charge or credit to shareowners’ equity. Comprehensive income (loss) and the related components are disclosed in the accompanying consolidated statements of shareowners’ equity. Comprehensive loss is summarized as follows for the three months and nine months ended March 31, 2007 and 2006, respectively:

	Three months ended		Nine months ended
	2007	2006	2007	2006
Net income (loss)	$(2,294,000)	$727,000	$(6,135,000)	$(370,000)
Other comprehensive income (loss), net of tax
Investment securities owned	—	(48,000)	284,000	(208,000)
Investment securities held by investee accounted for by the equity method	(24,000)	26,000	26,000	82,000

	(24,000)	(22,000)	310,000	(126,000)

Comprehensive income (loss)	$(2,318,000)	$705,000	$(5,825,000)	$(496,000)

At March 31, 2007 and June 30, 2006, shareowners’ equity includes accumulated other comprehensive income (loss) of $45,000 and ($265,000), respectively, net of tax. The components of these amounts at those dates are as follows:

	March 31, 2007	June 30, 2006
Accumulated other comprehensive income (loss), net of tax:
Investment securities owned	$—	$(284,000)
Investment securities held by investee accounted for by the equity method	45,000	19,000

Accumulated other comprehensive income (loss)	$45,000	$(265,000)

In June 1999, the Company purchased a 14% interest (12% on a fully diluted basis) in Cybernet for $3,000,000. Cybernet is a developer of hardware, software, next-generation network computing, and robotics products. It is located in Ann Arbor, Michigan. The investment is accounted for under the equity method and is included in other assets and goodwill on the balance sheet. At March 31, 2007 and June 30, 2006, the Company’s investment in Cybernet amounted to $1,783,000 and $1,645,000, respectively, representing its equity interest in Cybernet’s net assets plus $770,000 of goodwill. The Company believes that the equity method is appropriate given Sparton’s level of involvement in Cybernet. Prior to June 2002, Sparton accounted for its Cybernet investment using the cost method, which reflected a more passive involvement with Cybernet’s operations. Sparton’s current President and CEO is one of three Cybernet Board members, and as part of that position is actively involved in Cybernet’s oversight and operations. In addition, he has a strategic management relationship with the owners, who are also the other two board members, resulting in his additional involvement in pursuing areas of common interest for both Cybernet and Sparton. The use of the equity method requires Sparton to record its share of Cybernet’s income or loss in earnings (“Equity income/loss in investment”) in Sparton’s income statements with a corresponding increase or decrease in the investment account (“Other assets”) in Sparton’s balance sheets. In addition, Sparton’s share of unrealized gains (losses) on available-for-sale securities held by Cybernet, is carried in accumulated other comprehensive income (loss) within the shareowners’ equity section of Sparton’s balance sheets. The unrealized gains (losses) on available-for-sale securities reflect Cybernet’s investment in Immersion Corporation, a publicly traded company, as well as other investments.
NOTE 11. PLANT CLOSURE
On January 8, 2007, Sparton announced its commitment to close the Deming, New Mexico facility of Sparton Technology, Inc., a wholly-owned subsidiary of Sparton Corporation. The Deming facility produced wire harnesses for buses and provided intercompany production support for other Sparton locations. The closure of this plant was completed by March 31, 2007. The Deming wire harness production was discontinued, and the intercompany production support relocated to other Sparton facilities. The following is a summary of net sales and gross profit (loss) for the harness product line only for the three months and nine months ended March 31, 2007 and 2006:

	Three months ended		Nine months ended
	2007	2006	2007	2006
Net sales	$265,000	$880,000	$900,000	$2,644,000

Gross profit (loss)	$(91,000)	$63,000	$(146,000)	$104,000

During each of the past five fiscal years ended June 30, 2006, wire harness sales represented approximately 2% or less of Sparton’s consolidated net sales. Accordingly, the discontinuance of this product line will not be expected to have a significant impact on Sparton’s annual sales or gross profit results. During the quarter ended March 31, 2007, the Company incurred operating charges associated with employee severance costs of approximately $259,000, which are included in cost of goods sold, of which approximately $28,000 was paid as of March 31, 2007.
The land, building, and majority of other Deming assets are in the process of being sold, with some of the equipment located at the Deming facility having been relocated to other Sparton facilities, primarily in Florida, for their use in ongoing production activities. The property, plant, and equipment of the Deming facility was almost fully depreciated, with the ultimate sale of this facility anticipated to be completed at a gain. An agreement for the sale of the Deming land, building, equipment and applicable inventory was signed the end of March 2007. The sale involves several separate transactions. The sale of the inventory and equipment for $200,000 was completed on March 30, 2007. The sale of the land and building for $1,000,000 is scheduled to close on or before June 29, 2007. During the interim period the purchaser is leasing the real property. Net value of the land and building to be sold is included in prepaid expenses and other current assets in the balance sheet as of March 31, 2007. An expected net gain of approximately $850,000 on the sales of all of these assets will be recognized entirely in the fourth quarter of fiscal 2007 upon closing of the real estate transaction.
As of March 31, 2007, the following assets and liabilities of the Deming facility were included in the condensed consolidated balance sheet:

Current assets — net of assets held for sale	$447,000
Property and plant (net), held for sale	29,000

Total assets (all current)	$476,000

Liabilities (all current)	$399,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of certain significant events affecting the Company’s earnings and financial condition during the periods included in the accompanying financial statements. Additional information regarding the Company can be accessed via Sparton’s website at www.sparton.com. Information provided at the website includes, among other items, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Quarterly Earnings Releases, News Releases, and the Code of Ethics, as well as various corporate charters. The Company’s operations are in one line of business, electronic manufacturing services (EMS). Sparton’s capabilities range from product design and development through aftermarket support, specializing in total business solutions for government, medical/scientific instrumentation, aerospace and industrial markets. This includes the design, development and/or manufacture of electronic parts and assemblies for both government and commercial customers worldwide. Governmental sales are mainly sonobuoys. On May 31, 2006, the Company acquired Astro Instrumentation, LLC (now known as Sparton Medical Systems, Inc.) a provider of electrical manufacturing medical device systems and engineering services. Results of operations reflect operations of Sparton Medical Systems beginning June 1, 2006.
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
Other risks and uncertainties that may affect operations, performance, growth forecasts and business results include, but are not limited to, timing and fluctuations in U.S. and/or world economies, competition in the overall EMS business, availability of production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, foreign currency exchange rate risk, uncertainties associated with the costs and benefits of new facilities, including the Company’s plant in Vietnam and the Company’s newest subsidiary Sparton Medical Systems, and the closing of others, uncertainties associated with the outcome of litigation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation, and uncertainties related to defects discovered in certain of the Company’s aerospace circuit boards. Other risk factors are related to the availability and cost of materials used in the manufacture of its products. A number of events can impact these risks and uncertainties, including potential escalating utility and other related costs due to natural disasters, as well as political uncertainties such as the conflict in Iraq. The Company has encountered (and is currently beginning to experience again) availability and extended lead time issues on some electronic components due to strong market demand; this resulted in higher prices and late deliveries. Additionally, the timing of sonobuoy sales to the U.S. Navy is dependent upon access to the test range and successful passage of product tests performed by the U.S. Navy. Reduced governmental budgets have made access to the test range less predictable and less frequent than in the past. Finally, the Sarbanes-Oxley Act of 2002 required changes in, and formalization of, some of the Company’s corporate governance and compliance practices. The SEC and New York Stock Exchange (NYSE) also passed rules and regulations requiring additional compliance activities. Compliance with these rules has increased administrative costs, and it is expected that certain of these costs will continue indefinitely. For a further discussion of the Company’s risk factors refer to Part II, Item 1(a), Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this report.
RESULTS OF OPERATIONS

	Three months ended March 31:
CURRENT QUARTER	2007		2006
MARKET	Sales	% of Total	Sales	% of Total	% Change
Medical/Scientific Instrumentation	$14,891,000	31.2%	$3,840,000	8.5%	287.8%
Aerospace	13,441,000	28.2	14,531,000	32.1	(7.5)
Industrial/Other	12,293,000	25.8	16,147,000	35.6	(23.9)
Government	7,101,000	14.8	10,785,000	23.8	(34.2)

Totals	$47,726,000	100.0%	$45,303,000	100.0%	5.3%

Sales for the three months ended March 31, 2007, totaled $47,726,000, an increase of $2,423,000 (5.3%) from the same quarter last year. Medical/scientific instrumentation sales increased $11.1 million from the same quarter last year. This increase in sales was entirely due to the inclusion of sales of the Company’s newest subsidiary, Sparton Medical Systems Inc. (SMS), which totaled approximately $12.3 million. Aerospace and industrial/other sales for the quarter were both below the prior year. Both aerospace and industrial/other sales were lower than expected due to significant delays in new program start-ups and lower sales to existing customers. Government sales continue to be below the prior year as design and rework issues have slowed production and testing of sonobuoys.
The following table presents income statement data as a percentage of net sales for the three months ended March 31, 2007 and 2006:

	2007	2006
Net sales	100.0%	100.0%
Costs of goods sold	98.5	89.5

Gross profit	1.5	10.5
Selling and administrative expenses	8.9	8.7
Other operating expenses — net	0.3	0.1

Operating income (loss)	(7.7)	1.7
Other income (expense) — net	(0.2)	0.7

Income (loss) before income taxes	(7.9)	2.4
Provision (credit) for income taxes	(3.1)	0.8

Net income (loss)	(4.8)%	1.6%

An operating loss of $3,690,000 was reported for the three months ended March 31, 2007, versus an operating profit of $785,000 for the three months ended March 31, 2006. The gross profit percentage for the three months ended March 31, 2007, was 1.5%, a decrease from 10.5% for the same period last year. Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and new product introduction, all of which impacted the current quarter’s performance. The primary reason for the reduction in gross profit from the prior year was the cost impact of design and rework issues on sonobuoy production. During the quarter, there were approximately $5.6 million of sonobuoy sales with no or minimal margin. In addition, reflected in gross profit for the three months ended March 31, 2007 and 2006 were charges of $121,000 and $234,000, respectively, from changes in estimates, primarily related to design and production issues on certain sonobuoy programs. The programs are loss contracts and the Company recognized the entire estimated losses or any change in the estimated loss as of March 31, 2007 and 2006. As a result of design and quality issues, government margins for the remainder of fiscal 2007 will continue to be adversely impacted. Since September 2006, however, the majority of the sonobuoy drop tests have been successful. While the Company’s margins continue to be affected by the loss contracts, as described above, the sonobuoys related to these loss contracts are expected to ship by the end of May 2007. As of March 31, 2007, the sales backlog of government contracts with no or minimal margins was approximately $16.9 million. Gross margin was further adversely impacted from the prior year by reduced margins on sales to one aerospace customer, resulting in approximately $2.9 million of sales with no margin compared to similar sales with approximately $256,000 of margin in the same period last year. The related issues are being addressed and, if successful, margins for this customer are expected to return to more historical levels within the next twelve months. In addition, competitive pricing issues related to one industrial customer resulted in reduced margins by approximately $391,000 on similar sales in the prior period. These lower margins are expected to continue. Included in our results for the three months ended March 31, 2007 and 2006 were results from the Company’s Vietnam facility, the start-up of which has negatively impacted gross profit by $520,000 and $589,000, respectively. We expect our Vietnamese operation results to improve during the next fiscal year, achieving breakeven levels on a monthly basis during fiscal 2008, the timing of which depends on when new program start-ups occur.
Selling and administrative expenses for the three months ending March 31, 2007 have increased primarily as a result of the inclusion of those related to Sparton Medical Systems, as well as minor increases in various categories, such as wages, employee benefits, insurance, litigation and other items. Beginning in fiscal 2006, the Company was required to expense the vested portion of the fair value of stock options. For the quarters ended March 31, 2007 and 2006, $44,000 (or 81%) and $68,000 (or 87%) of the total $54,000 and $78,000, respectively, of share-based compensation expense was included in selling and administrative expenses, with the balance refected in costs of goods sold. Results for the quarter ended March 31, 2007, also included $120,000 of expense related to the amortization of purchased intangibles identified in the Sparton Medical Systems acquisition; for a further discussion, see Note 5 of the Condensed Consolidated Financial Statements.
Interest and investment income decreased from the prior year, as a result of decreased funds available for investment. Interest expense of $206,000, net of capitalized interest, was primarily due to the debt incurred and assumed as part of the acquisition of Sparton Medical Systems. A further discussion of debt is contained in Note 6 of the Condensed Consolidated Financial Statements.
Other expense-net in the third quarter of fiscal 2007 was $24,000, versus $11,000 in fiscal 2006. Translation adjustments, along with gains and losses from foreign currency transactions, in the aggregate, amounted to a loss of $36,000 and $12,000 for the three months ended March 31, 2007 and 2006, respectively, which was included in other income (expense) for fiscal 2007 and 2006, respectively.
Due to the factors described above, the Company reported a net loss of $2,294,000 ($(0.23) per share, basic and diluted) for the three months ended March 31, 2007, versus net income of $727,000 ($0.07 per share basic and diluted) for the corresponding period last year.

	Nine months ended March 31:
YEAR TO DATE	2007		2006
MARKET	Sales	% of Total	Sales	% of Total	% Change
Medical/Scientific Instrumentation	$45,707,000	30.7%	$10,537,000	8.7%	333.8%
Aerospace	42,187,000	28.3	38,363,000	31.9	10.0
Industrial/Other	41,827,000	28.0	43,513,000	36.2	(3.9)
Government	19,378,000	13.0	27,889,000	23.2	(30.5)

Totals	$149,099,000	100.0%	$120,302,000	100.0%	23.9%

Sales for the nine months ended March 31, 2007, totaled $149,099,000, an increase of $28,797,000 (23.9%) from the same period last year. Medical/scientific instrumentation sales increased $35.2 million from the same period last year. This increase in sales was entirely due to the inclusion of the Company’s newest subsidiary, Sparton Medical Systems, which had sales totaling approximately $36.4 million. Aerospace sales also increased compared to the prior year. Additional aerospace sales were primarily from two existing customers, whose combined sales increased approximately $7.0 million from the same period last year. Industrial/Other sales decreased slightly from the prior year as sales to one existing customer declined. The on-going level of these sales is uncertain due to a reorganization at this customer. Government sales were below the prior year primarily due to production delays for design and rework caused by test failures earlier this fiscal year. While sales are below expectation, recent sonobuoy test results have improved.
The majority of the Company’s sales come from a small number of key strategic and large OEM customers. Sales to the six largest customers, including government sales (separately disclosed above), accounted for approximately 72% and 78% of net sales for the first nine months of fiscal 2007 and 2006, respectively. Four of the customers, including government, were the same both years. Bally, an industrial customer, accounted for 12% and 22% of total sales; additionally, an aerospace customer, Honeywell, with several facilities to which the company supplies product, provided 18% and 19% of total sales for the nine months ended March 31, 2007 and 2006, respectively. Siemens Diagnostics (formerly Bayer), a key medical device customer of Sparton Medical Systems, contributed 19% of total sales during the nine months ended March 31, 2007.
The following table presents income statement data as a percentage of net sales for the nine months ended March 31, 2007 and 2006:

	2007	2006
Net sales	100.0%	100.0%
Costs of goods sold	96.7	91.6

Gross profit	3.3	8.4
Selling and administrative expenses	8.7	9.7
Other operating (income) expenses — net	0.0	0.1

Operating loss	(5.4)	(1.4)
Other income (expense) — net	(0.6)	0.9

Loss before income taxes	(6.0)	(0.5)
Credit for income taxes	(1.9)	(0.2)

Net loss	(4.1)%	(0.3)%

An operating loss of $8,029,000 was reported for the nine months ended March 31, 2007, compared to a loss of $1,633,000 for the nine months ended March 31, 2006. The gross profit percentage for the nine months ended March 31, 2007, was 3.3%, a decrease from 8.4% for the same period last year. Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and new product introduction and the related production delays. The primary reason for the reduction in gross profit from the prior year was the cost impact of design or rework issues on sonobuoy production due to failed sonobuoy drop tests earlier this year. Year to date, there were approximately $14.9 million of sonobuoy sales with no or minimal margin. Reflected in gross profit for the nine months ended March 31, 2007 and 2006 were charges of $2,031,000 and $886,000, respectively, from changes in estimates, primarily related to design and production issues on certain sonobuoy programs. The programs are loss contracts and the Company recognized the entire estimated losses, or changes in estimated losses, as of March 31, 2007 and 2006. With the additional rework and design changes, government margins for the remainder of fiscal 2007 are anticipated to be adversely impacted. As of March 31, 2007, the sales backlog of government contracts with no or minimal margins was approximately $16.9 million. The majority of these sonobuoys are anticipated to ship in fiscal 2007. Gross margins were further adversely impacted compared to the prior year by reduced margins from one aerospace customer. These reduced margins resulted in approximately $694,000 of lower gross profit than in the prior period on similar sales. The related issues are being addressed and, if successful, margins for this customer are expected to return to more historical levels within the next twelve months. In addition, competitive pricing issues related to one industrial customer resulted in reduced margins by approximately $1.1 million on similar sales in the prior period. The lower margins associated with this industrial customer are expected to continue. Included in the nine months ended March 31, 2007 and 2006 were results from the Company’s Vietnam facility, the start-up of which has adversely impacted gross profit by $1,205,000 and $1,275,000, respectively. We expect our Vietnamese operation results to improve during our next fiscal year, achieving breakeven levels on a monthly basis during fiscal 2008, the timing of which depends on several new program start-ups.
Selling and administrative expenses for the nine months ended March 31, 2007 have increased primarily as a result the inclusion of those related to Sparton Medical Systems, as well as minor increases in various categories, such as wages, employee benefits, insurance, litigation, and other items. Beginning in fiscal 2006, the Company was required to expense the vested portion of the fair value of stock options. For the nine months ended March 31, 2007 and 2006, $158,000 (or 84%) and $211,000 (or 83%) of the total $188,000 and $253,000, respectively, of share-based compensation expense was included in selling and administrative expenses, with the balance reflected in costs of goods sold. Included in EPA related-net of environmental remediation is a one-time $225,000 insurance settlement received in October 2006. Results for the nine months ended March 31, 2007, also included $362,000 of amortization expense related to the purchase of Astro under the purchase accounting rules; for a further discussion, see Note 5 of the Condensed Consolidated Financial Statements.
Interest and investment income decreased from the prior year, mainly due to decreased funds available for investment and a loss from sale of investment securities. Substantially all of the Company’s investment securities portfolio was liquidated during the nine months ended March 31, 2007, primarily to fund the operating loss, additions to property, plant and equipment, repayment of debt, and repurchases of common stock. Interest expense of $794,000, net of capitalized interest, was primarily due to the debt incurred and assumed as part of the acquisition of Sparton Medical Systems. A further discussion of debt is contained in Note 6 of the Condensed Consolidated Financial Statements.

Other expense-net for the nine months ended March 31, 2007 was $284,000, versus other income-net of $266,000 in fiscal 2006. Translation adjustments, along with gains and losses from foreign currency transactions, in the aggregate, amounted to a loss of $297,000 and a gain of $267,000 for the nine months ended March 31, 2007 and 2006, respectively, which was included in other income (expense).
The effective tax rate utilized to calculate the applicable tax provision (credit) requires management to make certain estimates, judgments, and assumptions. These estimates, judgments, and assumptions are believed to be reasonable based on information available at that time. To the extent these estimates, judgments, and assumptions differ from that which actually occurs during the course of the year, the interim tax provision (credit) can be, and in the past has been, materially affected. As a result of the change in fiscal 2007’s estimated effective tax rates (first quarter 32%, second quarter 25%) to the year-to-date period’s 31%, approximately $307,000 of the $2,757,000 tax benefit was recognized in the quarter ended March 31, 2007, that related to the previous six months ended December 31, 2006.
Due to the factors described above, the Company reported a net loss of $6,135,000 ($0.62 per share, basic and diluted) for the nine months ended March 31, 2007, versus a net loss of $370,000 ($0.04 per share, basic and diluted) for the corresponding period last year.

LIQUIDITY AND CAPITAL RESOURCES
The primary source of liquidity and capital resources has historically been generated from operations. Certain government contracts provide for interim progress billings based on costs incurred. These progress billings reduce the amount of cash that would otherwise be required during the performance of these contracts. As the volume of U.S. defense-related contract work has declined over the past several years, so has the relative importance of progress billings as a liquidity resource. In addition, investments have been used to provide additional working capital. Growth is expected to be achieved through internal expansion and/or acquisition(s) or joint venture(s). In addition, the Company’s previously announced $4,000,000 stock repurchase program utilized a portion of the Company’s investments. Cumulatively through March 31, 2007, approximately 332,000 shares, at a cost of approximately $2.9 million, have been repurchased. These repurchased shares have been retired.
For the nine months ended March 31, 2007, cash and cash equivalents decreased $2,557,000 to $4,946,000. Operating activities used $13,339,000 in fiscal 2007 and provided $7,627,000 in net cash flows in fiscal 2006. The primary use of cash in fiscal 2007 was for operations combined with an increase in inventory and a decrease in accounts payable and accrued liabilities. The increase in inventory is due to build up related to new customer contracts, as well as the delay in some customers’ schedules. The decrease in accounts payable and accrued liabilities as of March 31, 2007, was primarily due to the timing of payments of accounts payable. The primary source of cash in fiscal 2006 was the receipt of $5,455,000 in cash from a legal settlement, which was reached in fiscal 2005. Additionally, the collection of a large amount of accounts receivable attributable to sales at fiscal 2005 year end contributed to cash in fiscal 2006. The primary use of cash in fiscal 2006 was a reduction in accounts payable and accrued liabilities, which reflected the payment of $2.4 million of income taxes payable from fiscal 2005, in addition to the timing of payment for accounts payable.
Cash flows provided by investing activities in fiscal 2007 totaled $14,202,000, and was primarily provided by the proceeds from sale of substantially all of the portfolio of investment securities. The primary use of cash in fiscal 2007 was the purchase of property, plant and equipment, principally for the current plant expansion at SMS. In addition, cash received from sale of investment securities was used for the payment of debt related to the SMS acquisition, as well as funding the Company’s current operational loss, additions to property, plant and equipment and repurchases of common stock. Cash flows used by investing activities in fiscal 2006 totaled $3,278,000, and was primarily used in the purchase of investment securities.
Cash flows used in financing activities were $3,420,000 and $522,000 in fiscal 2007 and 2006, respectively. The primary uses in fiscal 2007 were the repurchase of the Company’s common stock and the repayment of debt incurred with the purchase of Astro. Common stock repurchases are further discussed in Part II, Item 2 of the Condensed Consolidated Financial Statements. The primary use of cash in fiscal 2006 was for the payment of a $0.10 per share cash dividend. The primary source of cash in fiscal 2007 and 2006 were the proceeds received from the exercise of stock options.
Historically, the Company’s market risk exposure to foreign currency exchange and interest rates on third party receivables and payables has not been considered to be material, principally due to their short-term nature and the minimal amount of receivables and payables designated in foreign currency. However, due to the strengthened Canadian dollar in recent years, the impact of transaction and translation gains on intercompany activity and balances has increased. If the exchange rate were to materially change, the Company’s financial position could be significantly affected. The Company currently has an unused informal line of credit totaling $20.0 million and a bank loan totaling $8.5 million as of March 31, 2007. In addition, there are notes payable totaling $6.7 million as of March 31, 2007, outstanding to the former owners of Astro, as well as industrial revenue bonds assumed as part of the acquisition of Astro. These borrowings are further discussed in Note 6 of the Condensed Consolidated Financial Statements.
At March 31, 2007 and June 30, 2006, the aggregate government funded EMS backlog was approximately $44 million and $41 million, respectively. A majority of the March 31, 2007, backlog is expected to be realized in the next 12-15 months. Commercial EMS orders are not included in the backlog. The Company does not believe the amount of commercial activity covered by firm purchase orders is a meaningful measure of future sales, as such orders may be rescheduled or cancelled without significant penalty.
The Company signed a membership purchase agreement and completed the acquisition of Astro, now named Sparton Medical Systems, Inc. (SMS), on May 31, 2006. SMS’s sales volume for the twelve months ended December 31, 2005, prior to Sparton’s acquisition, was approximately $34 million. The purchase price was approximately $26.2 million, plus the extinguishment by Sparton at closing of $4.2 million in seller credit facilities and the assumption of $2.3 million in bonded debt. The purchase price was funded using a combination of cash, $10.0 million in bank debt, and $7.5 million in notes payable to SMS’s previous owners. During each of the next four years, additional contingent consideration may be paid to the previous owners of SMS. This contingent consideration is equal to 20% of SMS’s earnings before interest and taxes as defined, and if paid will be added to goodwill. SMS is an EMS provider that designs and manufactures a variety of specialized medical products, generally involving high-quality medical laboratory test equipment. SMS operated from a 40,000 square foot facility in an industrial park. A 20,000 square foot addition to the facility was undertaken at the beginning of the fiscal year and is now complete. The increased manufacturing area, 10,000 square feet of the 20,000 square foot expansion, is expected to allow for increased sales and greater efficiency. Sparton operates the business as a wholly-owned subsidiary at its present location and with the current operating management and staff. A further discussion of the SMS purchase is contained in Notes 9 and 13 to the Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. The Company is continuing a program of identifying and evaluating potential acquisition candidates in both the defense and medical markets.
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
At March 31, 2007, the Company had $90,216,000 in shareowners’ equity ($9.21 per share), $59,038,000 in working capital, and a 3.27:1.00 working capital ratio. The Company believes it has sufficient liquidity resources for its anticipated needs over the next 12-18 months, unless an additional business acquisition were to be identified and completed for cash. Such resources may include the use of our informal line of credit.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Information regarding the Company’s long-term debt obligations, environmental liability payments, operating lease payments, and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. There have been no material changes in the nature or amount of the Company’s contractual obligations since June 30, 2006.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates, judgments and assumptions that affect the amounts reported as assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are regularly evaluated and are based on historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The Company believes that of its significant accounting policies discussed in the Notes of the Condensed Consolidated Financial Statements, which are included in Part I, Item 1 of this report, the following involve a higher degree of judgment and complexity. Senior management has reviewed these critical accounting policies and related disclosures with Sparton’s audit committee of the Board of Directors.
Environmental Contingencies
One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been the subject of ongoing investigations and remediation efforts conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). As discussed in Note 7 of the Condensed Consolidated Financial Statements included in Part I, Item 1, Sparton has accrued its estimate of the minimum future non-discounted financial liability. The estimate was developed using existing technology and excludes legal and related consulting costs. The minimum cost estimate includes equipment, operating and monitoring costs for both onsite and offsite remediation. Sparton recognizes legal and consulting services in the periods incurred and reviews its EPA accrual activity quarterly. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes in these estimates.

Government Contract Cost Estimates
Government production contracts are accounted for based on completed units accepted with respect to revenue recognition and their estimated average cost per unit with respect to costs. Losses for the entire amount of the contract are recognized in the period when such losses are determinable. Significant judgment is exercised in determining estimated total contract costs including, but not limited to, cost experience to date, estimated length of time to contract completion, costs for materials, production labor and support services to be expended, and known issues on remaining units to be completed. In addition, estimated total contract costs can be significantly affected by changing test routines and procedures, resulting design modifications and production rework from these changing test routines and procedures, and limited range access for testing these design modifications and rework solutions. Estimated costs developed in the early stages of contracts can change, sometimes significantly, as the contracts progress, and events and activities take place. Changes in estimates can also occur when new designs are initially placed into production. The Company formally reviews its costs incurred-to-date and estimated costs to complete on all significant contracts at least quarterly and the resulting revised estimated total contract costs are reflected in the financial statements. Depending upon the circumstances, it is possible that the Company’s financial position, results of operations and cash flows could be materially affected by changes in estimated costs to complete on one or more significant contracts.
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
Allowance for Probable Losses on Receivables
The accounts receivable balance is recorded net of allowances for amounts not expected to be collected from customers. The allowance is estimated based on historical experience of write-offs, the level of past due amounts, information known about specific customers with respect to their ability to make payments, and future expectations of conditions that might impact the collectibility of accounts. Accounts receivable are generally due under normal trade terms for the industry. Credit is granted, and credit evaluations are periodically performed, based on a customer’s financial condition and other factors. Although the Company does not generally require collateral, cash in advance or letters of credit may be required from customers in certain circumstances, including some foreign customers. When management determines that it is probable that an account will not be collected, it is charged against the allowance for probable losses. The Company reviews the adequacy of its allowance monthly. The allowance for doubtful accounts was $141,000 and $67,000 at March 31, 2007, and June 30, 2006, respectively. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Given the Company’s significant balance of government receivables and letters of credit from foreign customers, collection risk is considered minimal. Historically, uncollectible accounts have generally been insignificant and the minimal allowance is deemed adequate.
Pension Obligations
The Company calculates the cost of providing pension benefits under the provisions of SFAS No. 87, Employers’ Accounting for Pensions, as amended. The key assumptions required within the provisions of SFAS No. 87 are used in making these calculations. The most significant of these assumptions is the discount rate used to value the future obligations and the expected return on pension plan assets. The discount rate is consistent with market interest rates on high-quality, fixed income investments. The expected return on assets is based on long-term returns and assets held by the plan, which is influenced by historical averages. If actual interest rates and returns on plan assets materially differ from the assumptions, future adjustments to the financial statements would be required. While changes in these assumptions can have a significant effect on the pension benefit obligation and the unrecognized gain or loss accounts disclosed in the Notes of the Condensed Consolidated Financial Statements, the effect of changes in these assumptions is not expected to have the same relative effect on net periodic pension expense in the near term. While these assumptions may change in the future based on changes in long-term interest rates and market conditions, there are no known expected changes in these assumptions as of March 31, 2007. To the extent the assumptions differ from actual results, as indicated above, there would be a future impact on the financial statements and operating results. The extent to which these factors will result in future recognition or acceleration of expense is not determinable at this time as it will depend upon a number of variables, including trends in interest rates and the actual return on plan assets. No cash payments are expected to be required prior to fiscal 2008 due to the plan’s overfunded status. As described in New accounting standards, Note 1 of the Condensed Consolidated Financial Statements, the implementation of SFAS 158 on June 30, 2007, will result in a reduction of shareowners’ equity on that date as a result of complying with that statement.
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
Goodwill and Customer Relationships
The Company currently reviews goodwill associated with its Cybernet investment on an annual basis for possible impairment. Additionally, the Company will review goodwill and customer relationships, associated with the recent Astro acquisition (now named Sparton Medical Systems, Inc. (SMS)), for impairment annually, with the first review to occur in the fourth quarter of fiscal 2007. Possible impairment of these assets will also be reviewed should events or changes in circumstances indicate their carrying value may not be recoverable in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The provisions of SFAS No. 142 require that a two-step impairment test be performed. In the first step, the Company compares the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to the unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, management will perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company would record an impairment loss equal to the difference.
Determining the fair value of any reporting entity is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates, operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and, if appropriate, determination of appropriate market comparables. The Company bases its fair value estimates on assumptions believed to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, the Company makes certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of the Company’s reporting units. The most recent annual goodwill impairment analysis related to the Company’s Cybernet investment, which was performed during the fourth quarter of fiscal 2006, did not result in an impairment charge. The next such goodwill impairment review will be performed in the fourth quarter of fiscal 2007.

OTHER
Litigation
One of Sparton’s facilities, located in Albuquerque, New Mexico, has been the subject of ongoing investigations conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). The investigation began in the early 1980’s and involved a review of onsite and offsite environmental impacts.
At March 31, 2007, Sparton has $6,116,000 accrued as its estimate of the future undiscounted minimum financial liability with respect to this matter. The Company’s cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred, and is anticipated to cover approximately the next 24 years. The Company’s estimate includes equipment and operating costs for onsite and offsite operations and is based on existing methodology. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally, a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. It is possible that cash flows and results of operations could be affected significantly by the impact of the ultimate resolution of this contingency.
Some of the printed circuit boards supplied to the Company for its aerospace sales have been discovered to be nonconforming and defective. The defect occurred during production at the raw printed circuit board supplier’s facility, prior to shipment to Sparton for further processing. Sparton and our customer, who received the defective assembled boards, have contained the defective boards. While investigations are underway, $2.9 million of related product and associated expenses have been classified in Sparton’s balance sheet within other long-term assets as of March 31, 2007 and June 30, 2006. In August 2005, Sparton Electronics Florida, Inc. filed an action in U.S. District Court of Florida against Electropac Co., Inc. and a related company (the raw board manufacturer) to recover these costs. The likelihood that the claim will be resolved and the extent of Sparton’s recovery, if any, is unknown at this time. No loss contingency has been established at March 31, 2007.
Sparton is currently involved in other legal actions, which are disclosed in Part II, Item 1 — “Legal Proceedings”, of this report. At this time, the Company is unable to predict the outcome of these claims.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Exposure
The Company manufactures its products in the United States, Canada, and Vietnam. Sales are to the U.S. and Canada, as well as other foreign markets. The Company is potentially subject to foreign currency exchange rate risk relating to intercompany activity and balances and to receipts from customers and payments to suppliers in foreign currencies. Also, adjustments related to the translation of the Company’s Canadian and Vietnamese financial statements into U.S. dollars are included in current earnings. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in the domestic and foreign markets in which the Company operates. However, minimal third party receivables and payables are denominated in foreign currency and the related market risk exposure is considered to be immaterial. Historically, foreign currency gains and losses related to intercompany activity and balances have not been significant. However, due to the strengthened Canadian dollar in recent years, the impact of transaction and translation gains has increased. If the exchange rate were to materially change, the Company’s financial position could be significantly affected.
The Company has financial instruments that are subject to interest rate risk, principally long-term debt associated with the recent SMS acquisition on May 31, 2006. Historically, the Company has not experienced material gains or losses due to such interest rate changes. Based on the fact that interest rates were at market values for the debt issued in the recent SMS acquisition, interest rate risk is not currently considered to be significant.
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

As of March 31, 2007, an evaluation was updated by the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures continue to be effective as of March 31, 2007. There have been no changes in the Company’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Upon entering into the Consent Decree, the Company reviewed its estimates of the future costs expected to be incurred in connection with its remediation of the environmental issues associated with its Coors Road facility over the next 30 years. At March 31, 2007, the undiscounted minimum accrual for future EPA remediation approximates $6,116,000. The Company’s estimate is based upon existing technology and current costs have not been discounted. The estimate includes equipment, operating and maintenance costs for the onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes the required periodic reporting requirements. This estimate does not include legal and related consulting costs, which are expensed as incurred.
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
A jury trial was concluded on November 9, 2005. The jury did not grant any relief to the defendents on their counter claims, which was affirmed by the trial court. The jury awarded Sparton damages in the amount of $3.6 million, of which approximately $1.9 million represented costs related to the acquisition of raw materials. These costs were previously deferred and are included in other long-term assets on the Company’s March 31, 2007 and June 30, 2006 balance sheets. As a result of post trial proceedings, the judgment in Sparton’s favor was reduced to $1.9 million, which would enable the Company to recover the deferred costs and, accordingly, there would be no significant impact on operating results. An amended judgment was entered for $1.9 million in Sparton’s favor on April 5, 2006. On May 1, 2006, NRTC filed an appeal of the judgment with the U.S. Court of Appeals for the Sixth Circuit, which could impact the ultimate result.
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
Product Issues
Some of the printed circuit boards supplied to the Company for its aerospace sales have been discovered to be nonconforming and defective. The defect occurred during production at the raw board supplier’s facility, prior to shipment to Sparton for further processing. Sparton and our customer, who received the defective assembled boards, have contained the defective boards. While investigations are underway, $2.9 million of related product and associated expenses have been deferred and classified in Sparton’s balance sheet within other long-term assets as of March 31, 2007 and June 30, 2006. In August 2005, Sparton Electronics Florida, Inc. filed an action in U.S. District Court of Florida against Electropac Co., Inc. and a related party (the raw board manufacturer) to recover these costs. The likelihood that the claim will be resolved and the extent of Sparton’s recovery, if any, is unknown at this time. No loss contingency has been established at March 31, 2007.
Item 1(a). Risk Factors
Information regarding the Company’s Risk Factors is provided in Part I, Item 1(a) “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. While there have been no significant changes in the Company’s risk factors since June 30, 2006, the degree of one element of risk has increased. In the past Sparton has been adversely impacted by supply shortages of particular components, which can result in delayed production and thus delayed shipments to customers and the associated revenue of products using that component. Currently, several components required in the production of some of the Company’s products are experiencing allocation constraints due to limited supply and the U.S. Government exercising its preemptive rights to these components, which are also used in the manufacture of various military products. Should Sparton be unsuccessful in obtaining the necessary supply of these components to continue in a timely manner the manufacture of some of the Company’s product sales, operating results for the remaining quarter of this fiscal year and the next fiscal year could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Repurchases of Equity Securities – As of March 31, 2007, the Company had one publicly-announced share repurchase program outstanding. Announced on August 29, 2005, effective September 14, 2005, the program provides for the repurchase of up to $4.0 million of shares of the Company’s outstanding common stock in open market transactions. The program expires September 14, 2007, and the timing and amount of daily purchases are subject to certain limitations. A total of 331,781 shares, at an approximate cost of $2,887,000, had been repurchased from the inception of this program through the quarter ended December 31, 2006. No shares were repurchased during the quarter ended March 31, 2007.
The approximate dollar value of shares that may yet be purchased under the program at March 31, 2007 was $1,113,000. Repurchased shares are retired.
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

Date: May 10, 2007	/s/ DAVID W. HOCKENBROCHT

David W. Hockenbrocht, Chief Executive Officer

Date: May 10, 2007	/s/ RICHARD L. LANGLEY

Richard L. Langley, Chief Financial Officer