Form 10-K
period 2007-06-30
SPARTON CORP
filed 2007-09-14
CIK 92679

United States Securities and Exchange Commission
Washington D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2007.

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
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter: The aggregate market value of voting (no non-voting) common stock held by non-affiliates was $54 million, based on the closing price of common shares as of December 31, 2006, which was $8.38 per share.
The number of shares of common stock outstanding as of August 31, 2007, was 9,811,507.
DOCUMENTS INCORPORATED BY REFERENCE
Part III — Portions of the definitive Proxy Statement for the fiscal year ended June 30, 2007, to be delivered to shareowners in connection with the Annual Meeting of Shareowners to be held October 24, 2007, are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. Business
The Company has been in continuous existence since 1900. It was last reorganized in 1919 as an Ohio corporation. The Company’s operations are in one line of business, electronic manufacturing services (EMS). The Company provides design and electronic manufacturing services, which include a complete range of engineering, pre-manufacturing and post-manufacturing services on a contract basis. Capabilities range from product design and development through aftermarket support. All of the facilities are registered to ISO standards, including 9001 or 13485, with most having additional certifications. Products and services include complete “Device Manufacturing” products for Original Equipment Manufacturers, microprocessor-based systems, transducers, printed circuit boards and assemblies, sensors and electromechanical devices for the medical/scientific instrumentation, government, aerospace, and other industries, as well as engineering services relating to these product sales. The Company also designs and manufactures sonobuoys, anti-submarine warfare (ASW) devices, used by the U.S. Navy and other free-world countries. See Note 12 to the Consolidated Financial Statements included in Item 8 of this report for information regarding the Company’s product sales concentration and locations of long-lived assets. The Company’s website address is www.sparton.com. Information provided at the website includes, among other items, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Quarterly Earnings Releases, News Releases, Governance Guidelines, and the Code of Ethics, as well as various Board of Director committee charters. Upon request, the Company provides, free of charge, copies of its periodic and current reports (e.g., Forms 10-K, 10-Q and 8-K) and amendments to such reports that are filed with the Securities and Exchange Commission (SEC), as well as the Board of Director committee charters. Reports are available as soon as reasonably practicable after such reports are filed with or furnished to the SEC, either at the Company’s website, through a link to the SEC’s site or through the Company’s Shareowner Relations Department.
Electronic Contract Manufacturing Services
Historically, the Company’s principal electronics product was sonobuoys, which are ASW devices used by the U.S. Navy and other free-world military organizations. The Company competes with a very limited number of qualified manufacturers for sonobuoy procurements by the U.S. and select foreign governments. Contracts are obtained through competitive bid or direct procurement. Certain sonobuoy contracts are awarded and produced through a joint venture agreement with UnderSea Sensor Systems, Inc. (USSI), another producer of sonobuoys. USSI’s parent company is Ultra Electronics Holdings PLC, based in the United Kingdom. The joint venture arrangement operates under the name ERAPSCO. ERAPSCO allows the two companies to consolidate their own unique and complementary backgrounds and to jointly develop and produce certain agreed-upon designs for the U.S. Navy and other approved foreign countries. While the joint agreement provides the opportunity to maximize efficiencies in the design and development of the related sonobuoys, both companies function independently; therefore, there is no separate entity to be accounted for or consolidated. With ERAPSCO, individual contract risk exposures are reduced, while simultaneously enhancing the likelihood of achieving U.S. Navy and other ASW objectives. ERAPSCO has been in existence for approximately twenty years. In the past, however, the agreed upon designs included under the joint venture agreement were generally developmental or sonobuoys with low volume demand. Recently, the Company’s ERAPSCO arrangement was expanded to include additional products for U.S. customers and substantially all sonobuoy products for customers outside of the United States.
The Company is now focused on substantially expanding sales in the high-mix, low to medium-volume EMS markets. High-mix describes customers needing multiple product types with generally low to medium volume manufacturing runs. This is where the Company expects substantial future revenue growth, with emphasis on government, aerospace, medical/scientific instrumentation, and industrial markets. Many of the physical and technical attributes in the production of electronics for sonobuoys are the same as those required in the production of other electrical and electromechanical products and assemblies. The Company’s EMS business includes design and/or manufacture of a variety of electronic and electromechanical products and assemblies. Sales are generally obtained on a competitive basis. Competitive factors include technical ability, customer service, product quality, geographic location, timely delivery and price.
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

The Company signed a membership purchase agreement and completed the acquisition of Astro Instrumentation, LLC (“Astro”) on May 31, 2006. Astro was a privately-owned EMS company located in Strongsville, Ohio (near Cleveland) which had been in business for approximately five years. Under the terms of the purchase agreement, the previous owners entered into non-compete agreements with the Company. Astro is an EMS provider that designs and manufactures a variety of specialized medical products, generally involving high-quality medical laboratory and other equipment. The acquisition of Astro furthered the Company’s strategy of identifying, evaluating and purchasing potential acquisition candidates in the defense and medical device markets. The Company believes the acquisition of Astro will favorably position Sparton within the medical market to attract and expand its customer base. The newly acquired entity was merged into Astro Instrumentation, Inc. (Astro) a wholly owned subsidiary of the Company incorporated in the state of Michigan. In January 2007, Astro was renamed Sparton Medical Systems, Inc. (SMS). SMS operates from a 60,000 square foot facility in an industrial park, 20,000 square feet of which was added to the facility during this past fiscal year. Sparton operates the business at its original location and with the prior manufacturing management and staff. The Company intends to continue integrating SMS’s operations and general management oversight with those of the other Sparton locations.
In May 2005, Spartronics, the Company’s Vietnam based subsidiary, began regular production. This facility, located just outside of Ho Chi Minh City, is anticipated to provide growth opportunities for the Company, in current as well as new markets. Spartronics is a full service manufacturing facility, providing an off shore option for customers requesting this type of production facility. Engineering capabilities are in the process of being established.
At June 30, 2007 and 2006, the government funded backlog was approximately $42 million and $41 million, respectively. A majority of the fiscal 2007 backlog is expected to be realized in the next 12-15 months. Commercial EMS sales are not included in the backlog. The Company does not believe the amount of backlog of commercial sales covered by firm purchase orders is a meaningful measure of future sales, as such orders may be rescheduled or cancelled without significant penalty.
Other
One of Sparton’s largest customers is the U.S. Navy. While the loss of U.S. government sonobuoy sales would have a material adverse financial effect on the Company, the loss of any one of several other customers, including Honeywell, Bally, and Siemens Diagnostics, each with sales in excess of 10% of total sales, could also have a significant financial impact. The Company continues to grow its non-sonobuoy EMS sales with the objective of expanding the customer base, thus reducing the Company’s exposure to any single customer. The SMS acquisition will further expand our customer base. While overall sales fluctuate during the year, such fluctuations do not reflect a seasonal pattern or tendency.
Materials for the electronics operations are generally available from a variety of worldwide sources, except for selected components. Access to competitively priced materials is critical to success in the EMS business. In certain markets, the volume purchasing power of the larger competitors creates a cost advantage for them. The Company has encountered in the past (and is beginning to experience again) availability and extended lead time issues on some electronic components due to strong market demand, which resulted in higher prices and late deliveries. However, the Company does not expect to encounter significant long-term problems in obtaining sufficient raw materials. The risk of material obsolescence in the contract EMS business is less than it is in many other markets because raw materials and component parts are generally purchased only upon receipt of a customer’s order. However, excess material resulting from order lead-time is a risk factor due to potential order cancellation or design changes by customers.
Expenditures for research and development (R&D) not funded by customers amounted to approximately $303,000 in fiscal 2007, compared to $882,000 in fiscal 2006, and these expenses are included in selling and administrative expenses. There were no non-funded R&D expenditures in fiscal 2005. Customer funded R&D costs are generally not considered material, are usually part of a larger production agreement, and as such are included in both sales and costs of goods sold. While there are approximately 63 employees involved in R&D activities, none are engaged in this activity on a full time basis.
Sparton employed approximately 1,200 people at June 30, 2007. The Company has one manufacturing division and five wholly-owned active manufacturing subsidiaries.
Item 1(a). Risk Factors
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
The EMS industry in general is highly fragmented and intensely competitive. The contract manufacturing services provided are available from many sources, and we compete with numerous domestic and foreign EMS firms. Within Sparton’s target market, the high-mix, low to medium-volume sector of the EMS industry, there are substantially fewer competitors, but competition remains strong. Some competitors have substantially greater manufacturing, R&D, marketing, and/or financial resources and in some cases have more geographically diversified international operations. Sparton expects competition to intensify further as more companies enter our target markets and our customers consolidate. In the future, increased competition from large electronic component manufacturers that are selling, or may begin to sell, electronics manufacturing services may occur. Future growth will depend on new outsourcing opportunities, and could be limited by OEMs performing such functions internally or delaying their decision to outsource.
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
We often experience significant fluctuations in our annual and quarterly results of operations. In addition to general economic conditions, other factors that contribute to these fluctuations are Sparton’s effectiveness in managing the manufacturing processes and costs in order to decrease manufacturing expenses, as well as the level of capacity utilization of our manufacturing facilities and associated fixed costs. Sparton’s ASW sales are totally dependent upon access to the U.S. Navy’s test facilities for sonobuoys. Additionally, the Company relies on our customers’ demands, which can and does change dramatically, sometimes with little notice. Such factors also could affect our results of operations in the future.
Start-up costs and inefficiencies related to new or transferred programs can adversely affect our operating results and may not be recoverable.
Start-up costs, the management of labor and equipment resources in connection with new programs and new customer relationships, and the need to estimate required resources, and the timing of those resources, in advance can adversely affect profit margins and operating results. These factors are particularly evident with the introduction of new products and programs. The effects of these start-up costs and inefficiencies can also occur when new facilities are opened, such as our facility near Ho Chi Minh City, Vietnam that opened in fiscal 2005.
If new programs or new customer relationships are terminated or delayed, our operating results may be harmed, particularly in the near term. We may not be able to recoup our start-up costs or quickly replace anticipated new program revenues.
We depend on limited or sole source suppliers for some critical components; the inability to obtain components as required, with favorable purchase terms, could harm our business.
A significant portion of our costs are related to electronic components purchased to produce our products. In some cases, there may be only one supplier of a particular component. Supply shortages for a particular component can delay production, and thus delay shipments to customers and the associated revenue of all products using that component. This could cause the Company to experience a reduction in sales, increased inventory levels and costs, and could adversely affect relationships with existing and prospective customers. In the past, we have secured sufficient allocations of constrained components so that revenue was not materially impacted. If we are unable to procure necessary components under favorable purchase terms, including at favorable prices and with the order lead-times needed for the efficient and profitable operation of our factories, our results of operations could suffer. Currently, several components required in the production of some of the Company’s products are experiencing allocation constraints due to limited supply and the U.S. Government exercising its preemptive rights to these components, which are also used in the manufacture of various military products. Should Sparton be unsuccessful in obtaining the necessary supply of these components to continue in a timely manner the manufacture of some of the Company’s products, operating results for the next fiscal year could be adversely affected.
We are dependent on a few large customers; the loss of such customers or reduction in their demand could substantially harm our business and operating results.
For the fiscal year ended June 30, 2007, our six largest customers, including the U.S. government, accounted for approximately 74% of net sales. U.S. governmental sales, primarily the U.S. Navy, represented 12% of our fiscal 2007 sales. We expect to continue to depend upon a relatively small number of customers, but cannot ensure that present or future large customers will not terminate, significantly change, reduce, or delay their manufacturing arrangements with us. Because our major customers represent such a large part of our business, the loss of any of our major customers or reduced sales to these customers could negatively impact our business. While the continued integration of SMS is anticipated to expand our customer base, currently their customer base is also highly concentrated.
We rely on the continued growth and financial stability of our customers, including our major customers. Adverse changes in the end markets they serve can reduce demand from our customers in those markets and/or make customers in these end markets more price sensitive. Furthermore, mergers or restructurings among our customers or our customers’ customers could increase concentration and/or reduce total demand as the combined entities rationalize their business and consolidate their suppliers. Future developments, particularly in those end markets which account for more significant portions of our revenues, could harm our business and our results of operations.
Future governmental sales could be affected by a decrease in defense spending by the U.S. government, or by changes in spending allocation that could result in one or more of the Company’s programs being reduced, delayed or terminated, which could adversely affect our financial results. The Company’s U.S. governmental sales are funded by the federal budget. Changes in congressional schedules, negotiations for program funding levels or unforeseen world events can interrupt the funding for a program or contract. The timing of sonobuoy sales to the U.S. Navy is dependent upon access to their test facilities and successful passage of their product tests. Reduced governmental budgets have made access to the test range less predictable and less frequent than in the past, which has impacted our reported revenues.
Sparton generates large accounts receivable in connection with electronic contract manufacturing. If one or more of our customers experiences financial difficulty and is unable to pay for the services provided, our operating results and financial condition could be adversely affected.
Customer cancellations, reductions, or delays could adversely affect our operating results.
We generally do not obtain long-term purchase commitments from our customers. Customers may cancel orders, delay the delivery of orders, or release orders for fewer products than we previously anticipated for a variety of reasons, including decreases in demand for their products and services. Such changes by a significant customer, by a group of customers, or by a single customer whose production is material to an individual facility could seriously harm results of operations in that period. In addition, since much of our costs and operating expenses are relatively fixed, a reduction in customer demand would adversely affect our margins and operating income. Although we are always seeking new opportunities, we cannot be assured that we will be able to replace deferred, reduced or cancelled orders.
Our inability to forecast the level of customer orders with much certainty makes it difficult to schedule production and maximize utilization of manufacturing capacity. If actual demand is higher than anticipated, we may be required to increase staffing and other expenses in order to meet such demand of our customers. Alternatively, anticipated orders from our customers may be delayed or fail to materialize, thereby adversely affecting our results of operations. Such customer order fluctuations and deferrals have had a material adverse effect on us in the past, and we may experience such effects in the future.
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
The Company’s customers participate in markets that have rapidly changing technology, evolving industry standards, frequent new product introductions, and relatively short product life cycles. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable. The Company’s success depends upon our customers’ ability to enhance existing products and to develop and introduce new products, on a timely and cost-effective basis, that keep pace with technological developments and emerging industry standards, and address increasingly sophisticated customer requirements. There is no assurance that the Company’s customers will do so and failure to do so could substantially harm the Company’s customers and indirectly the Company.
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
Also, in the past, we have filed claims relating to various matters, including product defects discovered in certain aerospace printed circuit boards, which were supplied to us. Although we are pursuing such claims, we cannot predict the outcome. If we are not able to obtain a sufficient recovery, our business and operating results could be adversely impacted. Refer to Item 3 — “Legal Proceedings” of this report.
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
Our worldwide operations could be subject to natural disasters and other business disruptions, including earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, hurricanes, fires, and other natural or man made disasters, which could seriously harm our financial condition and increase our expenses. In the past, hurricanes have adversely impacted the performance of two of our production facilities located in Florida.
We have a production facility outside Ho Chi Minh City, Vietnam, which is in an area previously affected by avian flu. To the best of our knowledge, concerns about the spread of avian flu have not affected our employees or operations. However, our Asian production could be severely impacted by an epidemic spread of avian flu. These factors could also affect our suppliers and customers, and results of operations.
Changes in the securities laws and regulations have increased, and are likely to continue to increase, our costs.
The Sarbanes-Oxley Act of 2002 that became law in July 2002 required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the Securities and Exchange Commission and the New York Stock Exchange have promulgated new rules on a variety of subjects. Compliance with these new rules, particularly preparation for future compliance with Section 404 of the Sarbanes-Oxley Act regarding management’s assessment of internal control over financial reporting, which is expected to become applicable to Sparton for our fiscal year ending June 30, 2008, has increased our legal, financial, and accounting costs. We expect some level of increased costs related to these new regulations to continue indefinitely. While preparation and consulting costs are anticipated to decline, continuous review and audit costs related to the regulation are expected to increase. The extent of the ongoing and future costs is unknown at this time. However, absent significant changes in related rules (which we cannot assure), we anticipate these costs may decline somewhat in future years as we become more efficient in our compliance processes. We also expect these developments to make it more difficult and more expensive to obtain director and officer liability insurance, and we may be forced to accept reduced coverage or incur substantially higher costs to obtain coverage. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors or qualified management personnel.
We are subject to a variety of environmental laws, which expose us to potential liability.
Our operations are regulated under a number of federal, state, provincial, local and foreign environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage and disposal of such materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource, Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act, as well as analogous state and foreign laws. Compliance with these environmental laws is a significant consideration for us because we use various hazardous materials in our manufacturing processes. We may be liable under environmental laws for the cost of cleaning up properties we own or operate if they are or become contaminated by the release of hazardous materials, regardless of whether we caused the release, even if we fully comply with applicable environmental laws. In the event of contamination or violation of environmental laws, we could be held liable for damages including fines, penalties and the costs of remedial actions and could also be subject to revocation of our discharge permits. Any such penalties or revocations could require us to cease or limit production at one or more of our facilities, thereby harming our business. In addition, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment, or to incur other significant expenses to comply with environmental regulations, including expenses associated with the recall of any non-compliant product. See Item 3 — “Legal Proceedings” of this report.
Certain shareowners have significant control and shares eligible for public sale could adversely affect the share price.
As of June 30, 2007, the directors, executive officers and 5% shareowners beneficially owned an aggregate of approximately 56% of our common stock, of which Bradley O. Smith, the Chairman of the Board, beneficially owned or controlled approximately 23%. Accordingly, certain persons have significant influence over the election of our Board of Directors, the approval or disapproval of any other matters requiring shareowner approval, and the affairs and policies of Sparton. Such voting power could also have the effect of deterring or preventing a change in control of the Company that might otherwise be beneficial to other shareowners. In addition, substantially all of the outstanding shares of common stock are freely tradable without restriction or further registration. Sales of substantial amounts of common stock by shareowners, or even the potential for such sales, may cause the market price to decline and could impair the ability to raise capital through the sale of equity securities.

In the future, we may need additional funding, which may be raised through issuances of equity securities. We also have the right to issue shares upon such terms and conditions and at such prices as our Board of Directors may establish. Such offerings would dilute the ownership interest of existing shareholders and could cause a dilution of the net tangible book value of such shares.
At June 30, 2007, there were options outstanding for the purchase of approximately 300,000 shares of common stock of the Company, of which options for approximately 194,000 shares were vested and exercisable. Holders of our common stock could suffer dilution if outstanding common stock options are exercised in excess of the number of shares repurchased by Sparton.
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
Moreover, if an active public market for our common stock is not sustained in the future, it may be difficult to resell such stock. For the two months ended August 1, 2007, the average number of shares of our common stock that traded on the NYSE has been approximately 11,000 shares per day. We had approximately 9,812,000 issued and outstanding shares as of June 30, 2007. When trading volumes are this low, a relatively small buy or sell order can result in a relatively large change in the trading price of our common stock and investors may not be able to sell their securities at a favorable price. In addition, should the vested and exercisable stock options be exercised and the resulting common shares simultaneously sold (to fund the cost of the exercise and the related taxes associated with the stock sale), our stock price could be significantly adversely impacted.
Item 1(b). Unresolved Staff Comments
None.
Item 2. Properties
The following is a listing of the principal properties used by Sparton in its business. Except as described below, Sparton owns all of these properties. These facilities provide a total of approximately 831,000 square feet of manufacturing and administrative space. An addition of 20,000 square feet to our Strongsville, Ohio facility was completed in fiscal 2007. There are manufacturing and/or office facilities at each location. Reflective of the current economic environment, Sparton’s manufacturing facilities are underutilized. Underutilized percentages vary by plant; however, ample space exists to accommodate expected growth. Sparton believes these facilities are suitable for its operations.

Jackson, Michigan	Strongsville, Ohio
DeLeon Springs, Florida	London, Ontario, Canada
Brooksville, Florida	Thuan An District, Binh Duong Province, Vietnam (Outside of Ho Chi Minh City)
Albuquerque, New Mexico
While the Company owns the building and other assets for Spartronics, including its manufacturing facility in Vietnam, the land is occupied under a long-term lease covering approximately 40 years. This lease is prepaid, with the cost amortized over the life of the lease, and carried in other long-term assets on our balance sheet.
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
Upon entering into the Consent Decree, the Company reviewed its estimates of the future costs expected to be incurred in connection with its remediation of the environmental issues associated with its Coors Road facility over the next 30 years. At June 30, 2007, the undiscounted minimum accrual for future EPA remediation approximates $6 million. The Company’s estimate is based upon existing technology and current costs have not been discounted. The estimate includes equipment, operating and maintenance costs for the onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes the required periodic reporting requirements. This estimate does not include legal and related consulting costs, which are expensed as incurred.
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
In 1995, Sparton Corporation and STI filed a Complaint in the Circuit Court of Cook County, Illinois, against Lumbermens Mutual Casualty Company and American Manufacturers Mutual Insurance Company demanding reimbursement of expenses incurred in connection with its remediation efforts at the Coors Road facility based on various primary and excess comprehensive general liability policies in effect between 1959 and 1975. In June 2005, Sparton reached an agreement with the insurers under which Sparton received $5,455,000 in cash in July 2005. This agreement reflects a recovery of a portion of past costs the Company incurred in its investigation and site remediation efforts, which began in 1983, and was recorded as income in June of fiscal 2005. In October 2006 an additional one-time recovery of $225,000 was reached with an additional insurance carrier. The Company continues to pursue an additional recovery from one remaining excess carrier, the probability and amount of recovery of which is uncertain at this time.
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
The jury trial commenced on September 19, 2005 and concluded on November 9, 2005. The jury awarded STI damages in the amount of $3.6 million, of which approximately $1.9 million represented costs related to the acquisition of raw materials. These costs were previously deferred. As of June 30, 2007, $1.6 million of these costs ($1.9 million as of June 30, 2006)

are included in other non current assets on the Company’s balance sheets. As a result of post-trial proceedings, the judgment in Sparton’s favor was reduced to $1.9 million, which would enable the Company to recover the deferred costs and, accordingly, there would be no significant impact on operating results. An amended judgment was entered for $1.9 million in Sparton’s favor on April 5, 2006. On May 1, 2006, NRTC filed an appeal of the judgment with the U.S. Court of Appeals for the Sixth Circuit, which could impact the ultimate result.
The Company has pending an action before the U.S. Court of Federal Claims to recover damages arising out of an alleged infringement by the U.S. Navy of certain patents owned by Sparton and used in the production of sonobuoys. The case was dismissed on summary judgment; however, the decision of the U.S. Court of Federal Claims was reversed by the U.S. Court of Appeals for the Federal Circuit. The case is expected to be scheduled for trial in the second quarter of calendar 2008. The likelihood that the claim will be resolved and the extent of any recovery in favor of the Company is unknown at this time.
Product Issues
Some of the printed circuit boards supplied to the Company for its aerospace sales were discovered in fiscal 2006 to be nonconforming and defective. The defect occurred during production at the raw board supplier’s facility, prior to shipment to Sparton for further processing. The Company and our customer, who received the defective boards, have contained the defective boards. While investigations are underway, $2.8 million of related product and associated expenses have been deferred and classified in Sparton’s balance sheet within other non current assets as of June 30, 2007 ($2.9 million as of June 30, 2006).
In August 2005, Sparton Electronics Florida, Inc. filed an action in U.S. District Court of Florida against Electropac Co., Inc. and a related party (the raw board manufacturer) to recover these costs. The likelihood that the claim will be resolved and the extent of the Company’s recovery, if any, is unknown at this time. No loss contingency has been established at June 30, 2007.

Item 4. Submission of Matters to a Vote of Security Holders - No matters were submitted to a vote of the security holders during the last quarter of the period covered by this report.
Executive Officers of the Registrant - Information with respect to executive officers of the Registrant is set forth below. The positions noted have been held for at least five years, except where noted.

David W. Hockenbrocht	Chief Executive Officer since October 2000 and President since January 1978. (Age 72)

Douglas E. Johnson	Chief Operating Officer and Executive Vice President since February 2001 and Vice President since 1995. (Age 59)

Richard L. Langley	Senior Vice President since November 2004, Chief Financial Officer since February 2001, Vice President and Treasurer since 1990. (Age 62)

Duane K. Stierhoff	Senior Vice President since December 2006. Previously, Mr. Stierhoff held the position of Vice President, General Manager of Sparton Medical Systems, Inc. since June 1, 2006. Prior to that date, Mr. Stierhoff held the position of Vice President Operations at Astro Instrumentation, LLC in Strongsville, OH. (Age 52)

Joseph S. Lerczak	Secretary since June 2002 and Corporate Controller since April 2000. (Age 50)

Michael G. Woods	Senior Vice President, Industrial & Aerospace Business Systems since April 2005 and Vice President, General Manager of Sparton of Canada, Ltd. since August 1999. (Age 48)

Erik J. Fabricius-Olsen	Vice President, Aerospace Business Systems since April 2005. Prior to that date, and since March of 1994, Mr. Olsen has held various positions with the company including Director of Customer Business Management Aerospace since June 2002. (Age 54)

Linda G. Munsey	Vice President, Performance Excellence since February 2006. Prior to that date, Ms. Munsey held the position of Director of Corporate Performance Excellence since January 2005. Ms. Munsey has also held various managerial positions within the Company since March 2004. Prior to that date, Ms. Munsey held the position of Quality Manager at ADTRAN, Inc. in Huntsville, AL since December 2000. (Age 45)
There are no family relationships among the persons named above. All officers are elected annually and serve at the discretion of the Board of Directors.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information - The Company’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol SPA. The following table sets forth the high and low closing sale prices for the Company’s common stock as reported by the NYSE for the periods presented:

Fiscal Year Ended June 30, 2007	High	Low
First Quarter	$8.99	$8.00
Second Quarter	8.90	8.17
Third Quarter	8.50	7.57
Fourth Quarter	8.25	6.94

Fiscal Year Ended June 30, 2006	High	Low
First Quarter	$11.11	$9.58
Second Quarter	10.25	8.60
Third Quarter	9.29	8.55
Fourth Quarter	8.80	8.20

(1) The above stock price information has not been adjusted to reflect any potential impact of stock dividends. See Part III, Item 12, for certain information concerning common stock that may be issued under the Company’s equity compensation plans.
Holders - On August 31, 2007, there were 499 registered holders of record of the Company’s common stock. The price of the Company’s common stock as of August 31, 2007, was $6.41.

Dividends - During fiscal 2007, the Company declared a 5% common stock dividend on October 25, 2006 which was paid on January 19, 2007; cash was paid in lieu of fractional shares. The Company did not pay a cash dividend on its common stock in fiscal 2007. A cash dividend of $0.10 per share was paid in fiscal 2006.
Recent Sales of Unregistered Securities - None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers - Effective September 14, 2005, the Board of Directors authorized a publicly-announced common share repurchase program for the repurchase, at the discretion of management, of up to $4 million of shares of the Company’s outstanding common stock in open market transactions. As of June 30, 2007, 331,781 shares had been repurchased for cash consideration of approximately $2,887,000. During the repurchase period, the weighted average share prices for each month’s activity ranged from $8.38 to $10.18 per share. The program expires September 14, 2007. For the nine months ended March 31, 2007, the Company had purchased 292,744 shares at an average price paid per share of $8.62. No shares were repurchased during the quarter ended June 30, 2007. The approximate dollar value of shares that may yet be purchased under the program at June 30, 2007 was $1,113,000.
Repurchased shares are retired. Included in the fiscal 2007 activity is the repurchase of 199,356 shares concurrent with the coordinated exercise in the second quarter of common stock options held by the Company’s officers, employees, and directors.
Performance Graph - The following is a line-graph presentation comparing cumulative, five-year shareowner returns, on an indexed basis, of the Company’s common stock with that of a broad market index (S&P 500 Composite Index) and a more specific industry index, the Electronics Component of the NASDAQ (NASDAQ). The comparison assumes a $100 investment on June 30, 2002, and the reinvestment of dividends.
Comparison of Five-Year Cumulative Total Return Among Sparton Corporation, S&P 500 Index, and
NASDAQ Industry Indexes (Index June 30, 2002 = 100)

	2002	2003	2004	2005	2006	2007
Sparton Corporation	100	102	108	127	116	103
S&P 500 Index	100	100	119	127	138	166
NASDAQ	100	107	139	123	116	133

Securities authorized for issuance under equity compensation plans, the table in Part III, Item 12 of this report, is incorporated herein by reference.

Item 6. Selected Financial Data(1)
The following table sets forth a summary of selected financial data for the last five fiscal years. This selected financial data should be read in conjunction with the consolidated financial statements and notes thereto along with supplementary schedules, included in Items 8 and 15, respectively, of this Form 10-K.

	2007	2006	2005	2004	2003

OPERATING RESULTS
Net sales	$200,085,852	$170,804,982	$167,156,809	$161,003,942	$169,861,287
Costs of goods sold	194,128,835	156,752,961	149,048,308	151,642,234	150,659,969
Other operating expenses	18,153,025	15,969,528	7,844,236	13,669,067	7,866,686

Operating income (loss)	(12,196,008)	(1,917,507)	10,264,265	(4,307,359)	11,334,632
Other income (expense)	(179,619)	1,622,863	1,097,893	126,862	898,640

Income (loss) before income taxes	(12,375,627)	(294,644)	11,362,158	(4,180,497)	12,233,272
Provision (credit) for income taxes	(4,607,000)	(393,000)	3,250,000	(2,137,000)	3,241,000

Net income (loss)	$(7,768,627)	$98,356	$8,112,158	$(2,043,497)	$8,992,272

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Common stock — basic	9,817,972	9,806,099	9,691,333	9,660,783	9,654,186
Common stock — diluted	9,817,972	9,844,601	9,823,364	9,660,783	9,756,980

PER SHARE OF COMMON STOCK — INCOME (LOSS)
Common stock — basic	$(0.79)	$0.01	$0.84	$(0.21)	$0.93
Common stock — diluted	(0.79)	0.01	0.83	(0.21)	0.92

SHAREOWNERS’ EQUITY — PER SHARE	$8.81	$9.82	$9.98	$9.19	$9.44

CASH DIVIDENDS — PER SHARE (2)	—	$0.10	—	—	—

OTHER FINANCIAL DATA
Total assets	$137,007,798	$150,057,736	$129,460,786	$114,419,496	$116,013,870
Working capital	$52,339,124	$68,197,123	$75,502,554	$72,347,305	$77,982,082
Working capital ratio	2.60:1	3.17:1	3.89:1	4.81:1	5.33:1
Debt	$17,010,604	$19,826,449	—	—	—
Shareowners’ equity	$86,479,671	$96,850,378	$97,171,986	$88,866,099	$91,168,206
The operating results of our acquired subsidiary, SMS, have been included in our consolidated financial statements since the date of acquisition on May 31, 2006. Presented separately below are SMS’s net sales and gross profit for the fiscal year ended June 30, 2007 and for the one month ended June 30, 2006:
SPARTON MEDICAL SYSTEMS, INC. (SMS)
(Formerly named ASTRO INSTRUMENTATION, INC.)

	Year Ended	One Month Ended
	June 30, 2007	June 30, 2006
OPERATING RESULTS
Net sales	$49,620,195	$3,358,398
Costs of goods sold	44,862,738	2,901,835

Gross profit	$4,757,457	$456.563

(1)	As described in Note 1 of Notes to Consolidated Financial Statements included in Item 8, all average outstanding shares and per share information has been restated to reflect the impact of the 5% stock dividend declared in October 2006 and paid in January 2007, except no adjustment has been made to the cash dividend per share in fiscal 2006.

(2)	The Company has not declared or paid any cash dividends on our common stock for many years prior to fiscal 2006. The Board of Directors will review the Company’s financial results and condition at least annually and consider payment of a cash dividend at that time.

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
Other risks and uncertainties that may affect our operations, performance, growth forecasts and business results include, but are not limited to, timing and fluctuations in U.S. and/or world economies, competition in the overall EMS business, availability of production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, foreign currency exchange rate risk, uncertainties associated with the outcome of litigation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation, and uncertainties related to defects discovered in certain of the Company’s aerospace circuit boards. Further risk factors are the availability and cost of materials. A number of events can impact these risks and uncertainties, including potential escalating utility and other related costs due to natural disasters, as well as political uncertainties such as the conflict in Iraq. The Company has encountered (and is currently beginning to experience again) availability and extended lead time issues on some electronic components in the past when market demand has been unusually strong; this resulted in higher prices and/or late deliveries. Additionally, the timing of sonobuoy sales to the U.S. Navy is dependent upon access to the test range and successful passage of product tests performed by the U.S. Navy. Reduced governmental budgets have made access to the test range less predictable and less frequent than in the past. Finally, the Sarbanes-Oxley Act of 2002 required changes in, and formalization of, some of the Company’s corporate governance and compliance practices. The SEC and New York Stock Exchange (NYSE) also passed rules and regulations requiring additional compliance activities. Compliance with these rules has increased administrative costs, and it is expected that certain of these costs will continue indefinitely. A further discussion of the Company’s risk factors has been included in Part I, Item 1(a), Risk Factors of this report. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this report.

FISCAL 2007 COMPARED TO FISCAL 2006

	2007		2006
	Sales	% of Total	Sales	% of Total	% Change

Government	$29,677,000	15%	$42,536,000	25%	(30)%
Industrial/Other	53,700,000	27	57,602,000	34	(7)
Aerospace	56,955,000	28	52,794,000	31	8
Medical/Scientific Instrumentation	59,754,000	30	17,873,000	10	234

Totals	$200,086,000	100%	$170,805,000	100%	17%

Sales for the year ended June 30, 2007, totaled $200,086,000, an increase of $29,281,000 (17%) from fiscal 2006. Government sales decreased $12,859,000, primarily due to the impact of design or rework issues on sonobuoy production due to failed sonobuoy drop tests earlier this year. During fiscal 2007, there were approximately $22 million of governmental sales with no or minimal margin. While overall fiscal 2007 sales are below expectation, recent sonobuoy tests have shown improvement. Industrial sales, which includes gaming, decreased slightly primarily due to decreased sales to one customer. Sales in the aerospace market increased 8%, due to activity with two existing customers whose combined sales increased approximately $8 million from last year. Medical/scientific instrumentation sales increased significantly due to the inclusion in fiscal 2007 of a full year of sales from the Company’s newest subsidiary, Sparton Medical Systems, Inc. (SMS). Medical/scientific instrumentation sales of $59,754,000 include $48,380,000 and $3,280,000 of sales in fiscal 2007 and 2006, respectively, contributed by SMS since its acquisition on May 31, 2006.
The majority of the Company’s sales come from a small number of customers. Sales to our six largest customers, including government sales, accounted for approximately 74% and 77% of net sales in fiscal 2007 and 2006, respectively. Bally, an industrial customer, accounted for 12% and 20% of our sales in fiscal 2007 and 2006, respectively. One aerospace customer, Honeywell, with several facilities to which the Company supplies product, provided 18% and 19% of our sales for the years ended June 30, 2007 and 2006, respectively. Siemens Diagnostics (formerly Bayer), a key medical device customer of SMS, contributed 18% of total sales during fiscal 2007.
The following table presents consolidated income statement data as a percentage of net sales for the years ended June 30, 2007 and 2006, respectively.

	2007	2006
Net sales	100.0%	100.0%
Costs of goods sold	97.0	91.8

Gross profit	3.0	8.2

Selling and administrative	9.2	9.2
EPA related (income) expense — net environmental remediation	(0.1)	—
Net (gain) loss on sale of property, plant and equipment	—	0.1

Operating income (loss)	(6.1)	(1.1)

Interest and investment income	0.1	0.6
Interest expense	(0.5)	—
Equity income (loss) in investment	0.2	—
Other income — net	0.1	0.3

Income (loss) before income taxes	(6.2)	(0.2)
Provision (credit) for income taxes	(2.3)	(0.3)

Net income (loss)	(3.9)%	0.1%

An operating loss of $12,196,000 was reported for the fiscal year ended June 30, 2007, compared to an operating loss of $1,918,000 for the fiscal year ended June 30, 2006. The gross profit for fiscal 2007 of the newly acquired subsidiary SMS totaled $4,757,000, or 2% of sales. The results of SMS for the one month period ended June 30, 2006, did not have a significant impact on the Company’s fiscal 2006 results. Overall, the gross profit percentage for the year ended June 30, 2007, was 3.0%, a decrease from 8.2% for the same period last year. Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and new product introduction, all of which impacted fiscal 2007 performance. Reflected in gross profit for the years ended June 30, 2007 and 2006, were charges of $2,740,000 and $1,789,000, respectively, resulting from changes in estimates, primarily related to design and production issues on certain development and production programs. Of these charges, $717,000 and $903,000 were incurred in the fourth quarter of fiscal 2007 and 2006, respectively. The programs are loss contracts and the Company recognized the entire estimated losses, or changes in estimated losses, as of June 30, 2007 and 2006. While some of these programs were completed and shipped by June 30 of this fiscal year, there is a backlog of $2.3 million of sonobuoys with no margin which will be completed and shipped during fiscal 2008. In addition, there are $15.6 million of sonobuoy sales backlog with minimal profit margin expected. Included in the governmental sales of $29,677,000 were approximately $22,013,000 of sales with no or minimal margin. In addition, competitive pricing issues related to one industrial customer reduced margins by approximately $1 million on similar sales in the prior year. The lower margins associated with this customer are expected to continue. Finally, production and program issues related to an aerospace job at one facility resulted in approximately $14,346,000 of sales in fiscal 2007 at essentially no margin. The various issues related to the poor job performance are being addressed with this aerospace customer. The Company anticipates that if it is successful in repricing the product and implementing other measures, that the margin will improve in the future. Included in the gross profit for the years ended June 30, 2007 and 2006, are the losses from the Company’s Vietnam facility of $1.5 million and $1.6 million, respectively. We expect our Vietnamese operating results to improve this next fiscal year.
Gross profit margin in fiscal 2007 was also adversely impacted by increased pension expense. In the fourth quarter of the year, $922,000 of additional pension expense associated with a pro rata settlement adjustment was recorded as a result of lump-sum benefit distributions. This expense was in addition to the normal and anticipated periodic pension expense of $497,000 for fiscal 2007. Pension expense totaled $1,419,000 and $548,000, of which approximately $1,291,000 and $494,000 was included in costs of goods sold, for the fiscal years 2007 and 2006, respectively. A more complete discussion of the settlement adjustment and resulting increased pension expense is included in Note 6 to the Consolidated Financial Statements included in Item 8.
In summary, fiscal 2007 results were very disappointing and substantially below expectations established at the beginning of the fiscal year primarily for the following reasons:
-	Approximately $36 million of sales occurred with no or minimal margin. These same sales, assuming a 10% margin, would have generated a margin of $3.6 million or more if executed as expected.

-	Gross margins were further reduced by approximately $4 million due to pricing issues on several programs, as well as sonobuoy program cost escalation and changes in estimates.

-	Operations and costs of closing the Deming, New Mexico facility reduced our expected gross margin by approximately $1.9 million.

-	Losses at our Vietnam facility reduced gross margin by an additional amount of approximately $1.5 million.

-	Higher than anticipated pension expense of approximately $1 million further adversely impacted gross margins.
We remain focused on addressing the underlying causes of the above issues. Upon completion of the remaining sonobuoy backlog of approximately $18 million of no or minimal margin contracts and the expansion of the ERAPSO joint venture, the sonobuoy program issues that have adversely impacted our financials are anticipated to be completed. We are reviewing several low or no margin commercial programs either through repricing the programs and/or seeking reimbursement of prior out of scope costs that have occurred. The Vietnam operations have suffered since inception from lower than expected sales. While several new programs should be in startup in Vietnam in fiscal 2008, additional sales are still needed for that plant to reach profitability. Additionally, pension expense in the future is expected to return to more historical levels. Finally, we are continuing to review and address the internal plant performance issues that surfaced in fiscal 2007. Additional resources, training and overview are now in place.
Selling and administrative expenses for fiscal 2007 overall increased primarily due to the inclusion of a full year of costs for SMS, compared to one month of activity in fiscal 2006. The remainder of the increase in selling and administrative expenses primarily relates to minor and expected increases in various categories, such as wages, employee benefits, insurance, and other items. Share-based compensation expense totaled $228,000 and $344,000, of which approximately $198,000 or 87%, and $290,000 or 84% was included in selling and administrative expense for fiscal 2007 and 2006, respectively, with the balance in cost of goods sold. Additional costs were also incurred as a result of compliance activity due to increased SEC and other regulatory requirements. These compliance costs increased in several areas, both internally and externally. Results also include $482,000 and $39,000 for fiscal 2007 and 2006, respectively, of amortization expense related to the purchase of SMS under the purchase accounting rules; for further discussion, see Note 14 to the Consolidated Financial Statements included in Item 8.
Operating income (loss) also includes charges related to the New Mexico environmental remediation effort. Included in EPA related-net of environmental remediation in fiscal 2007 is a one-time $225,000 insurance settlement received in October 2006. EPA charges and income are more fully discussed in Note 10 to the Consolidated Financial Statements included in Item 8. Net gain on sale of property, plant and equipment in fiscal 2007 includes a gain of $190,000 on the sale of undeveloped land in New Mexico. The sale of the Deming, New Mexico facility was completed in July 2007, and its profit will be included in fiscal 2008 results; for further discussion, see note 15 to the Consolidated Financial Statements included in Item 8.

Interest and investment income decreased $916,000 to $201,000 in fiscal 2007. This decrease was due to decreased funds available for investment and a loss from sale of investment securities. Substantially all of the Company’s investment securities portfolio was liquidated during fiscal 2007, primarily to fund the operating losses, additions to property, plant and equipment, repayment of debt, and repurchases of common stock. Investment securities are more fully described in Note 3 to the Consolidated Financial Statements included in Item 8. Interest expense of $1,050,000 (net of capitalized interest of $60,000) and $98,000 in fiscal 2007 and 2006, respectively, is primarily a result of the debt incurred and acquired in the purchase of SMS. A complete discussion of debt is contained in Note 9 to the Consolidated Financial Statements included in Item 8. Other income (expense) – net was $245,000 and $583,000 in fiscal 2007 and 2006, respectively. Other-net in fiscal 2007 and 2006 includes $233,000 and $586,000, respectively, of net translation and transaction gains.
Equity investment income was $425,000 and $21,000 in fiscal 2007 and 2006, respectively. Included in the equity investments is the Company’s investment in Cybernet Systems Corporation (Cybernet), representing a 14% ownership interest.
The Company’s effective tax rate (benefit) for fiscal 2007 was (37%) compared to the statutory U.S. federal tax rate of (34%). A complete discussion of the elements of the income tax provision is contained in Note 7 to the Consolidated Financial Statements included in Item 8.
After provision for applicable income taxes the Company reported a net loss of $7,769,000 ($(0.79) per share, basic and diluted) in fiscal 2007, compared to net income of $98,000 ($0.01 per share, basic and diluted) in fiscal 2006.
FISCAL 2006 COMPARED TO FISCAL 2005

	2006		2005
	Sales	% of Total	Sales	% of Total	% Change

Government	$42,536,000	25%	$38,243,000	23%	11%
Industrial/Other	57,602,000	34	47,588,000	28	21
Aerospace	52,794,000	31	68,375,000	41	(23)
Medical/Scientific Instrumentation	17,873,000	10	12,951,000	8	38

Totals	$170,805,000	100%	$167,157,000	100%	2%

Sales for the year ended June 30, 2006, totaled $170,805,000 an increase of $3,648,000 (2%) from fiscal 2005. Government sales increased $4,293,000, primarily due to increased availability and access to the sonobuoy test range and accepted lots. Industrial sales, which includes gaming, improved significantly. This was reflective of continued strong sales to existing customers. Sales in the aerospace market decreased 23%, due principally to experiencing strong sales of collision avoidance systems in fiscal 2005, which level of sales did not continue into fiscal 2006. Medical sales improved from the prior year, primarily due to new program start-ups. In addition, the Company’s new acquisition, SMS, operates principally in the medical market. Total medical sales of $17,873,000 included $3,280,000 of sales contributed by SMS since acquisition, which occurred on May 31, 2006.
The majority of the Company’s sales come from a small number of customers. Sales to our six largest customers, including government sales, accounted for approximately 77% of net sales in both fiscal 2006 and 2005. Four of the customers, including government, were the same both years. Bally, an industrial customer, accounted for 20% and 13% of our sales in fiscal 2006 and 2005, respectively. Additionally, one aerospace customer, Honeywell, with several facilities, provided 19% and 28% of our sales for the years ended June 30, 2006 and 2005, respectively.
The following table presents consolidated income statement data as a percentage of net sales for the years ended June 30, 2006 and 2005, respectively.

	2006	2005
Net sales	100.0%	100.0%
Costs of goods sold	91.8	89.2

Gross profit	8.2	10.8

Selling and administrative	9.2	7.9
EPA related (income) expense — net environmental remediation	—	(3.0)
Net (gain) loss on sale of property, plant and equipment	0.1	(0.2)

Operating income (loss)	(1.1)	6.1

Interest and investment income	0.6	0.5
Interest expense	—	—

	2006	2005
Equity income (loss) in investment	—	—
Other income — net	0.3	0.2

Income (loss) before income taxes	(0.2)	6.8
Provision (credit) for income taxes	(0.3)	1.9

Net income	0.1%	4.9%

An operating loss of $1,918,000 was reported for the fiscal year ended June 30, 2006, compared to operating income of $10,264,000 for the fiscal year ended June 30, 2005. The results of SMS for the one month period ended June 30, 2006, did not have a significant impact on the Company’s fiscal 2006 results other than disclosed. The gross profit percentage for the year ended June 30, 2006, was 8.2%, down from 10.8% for the same period last year. Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and new product introduction, all of which impacted fiscal 2006 performance. Reflected in gross profit for the year ended June 30, 2006, were charges of $1,789,000 resulting from changes in estimates, primarily related to certain sonobuoy programs. Of these charges, $903,000 were incurred in the fourth quarter. These programs were expected to be loss contracts and the Company recognized the entire estimated losses as of June 30, 2006. While some of these programs were completed and shipped by June 30 of fiscal year 2006 there was a backlog of $5.5 million which was expected to be completed and shipped during fiscal 2007. These $5.5 million of sales would reflect no profit margin upon their sale due to their loss position. Included for the year ended June 30, 2006, are the results from the Company’s new Vietnam facility, the start-up of which adversely impacted gross profit by $1.6 million. In addition, the prior year’s gross profit benefited by the inclusion of delayed government sales of $4.7 million. These sales carried a higher than usual margin, contributing $1.7 million in the first quarter of fiscal 2005, which sales the Company was unable to match in fiscal 2006. Fiscal 2006’s reduced gross profit also included several medical programs, which were operating in a loss or breakeven position due to their current status in the start-up phase. Two of these programs had negative margins which, for the year ended June 30, 2006, totaled $585,000, $269,000 of which occurred during the fourth quarter. Finally, discussions and resolution with a customer regarding the recovery of past material component costs, $183,000 of which were previously deferred in fiscal 2005, were not completed during the period and as a result, $378,000 was charged to expense during the year ended June 30, 2006.
Selling and administrative expenses in fiscal 2006 included approximately $524,000 of litigation expenses related to the NRTC litigation, which is further discussed in Part II, Item 1 — “Other Information-Legal Proceedings” of this report. In addition, beginning in fiscal 2006, the Company was required to expense the vested portion of the fair value of stock options. Share-based compensation expense recorded for the year ended June 30, 2006, totaled $344,000, approximately 84% of which, or $290,000, is included in selling and administrative expense. Additional costs were also being incurred as a result of compliance activity due to increased SEC and other regulatory requirements. These compliance costs have increased in several areas, both internally and externally. In addition to increased audit fees and other costs, the Company has outsourced some of the new compliance efforts to a consulting firm, resulting in additional costs of $272,000 during the year ended June 30, 2006. The remainder of the increase in selling and administrative expenses relates to minor and expected increases in various categories, such as wages, employee benefits, insurance, and other items.
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
Interest and investment income increased $225,000 to $1,116,000 in fiscal 2006. This increase was due to increased funds available for investment during the year and improved investment rates. Investment securities are more fully described in Note 3 to the Consolidated Financial Statements included in Item 8. Interest expense of $98,000 in fiscal 2006 was a result of the debt incurred and acquired in the acquisition of SMS. A complete discussion of debt is contained in Note 9 to the Consolidated Financial Statements included in Item 8. Other income (expense) – net was $583,000 and $221,000 in fiscal 2006 and 2005, respectively. Other-net in fiscal 2006 and 2005 includes $586,000 and $228,000, respectively, of net translation and transaction gains.
Equity investment income (loss) was $21,000 and ($15,000) in fiscal 2006 and 2005, respectively. Included in the equity investments is the Company’s investment in Cybernet Systems Corporation (Cybernet), representing a 14% ownership interest.
The Company’s effective tax rate (benefit) for fiscal 2006 was (133%) compared to the statutory U.S. federal tax rate of (34%). A complete discussion of the elements of the income tax provision is contained in Note 7 to the Consolidated Financial Statements included in Item 8.

After provision for applicable income taxes the Company reported net income of $98,000 ($0.01 per share, basic and diluted) in fiscal 2006, compared to net income of $8,112,000 ($0.84 per share; $0.83 diluted) in fiscal 2005. Fiscal 2005 results include income of $5,455,000 related to the EPA settlement (approximately $3,895,000 net of tax).
LIQUIDITY AND CAPITAL RESOURCES
The primary source of liquidity and capital resources has historically been from operations. Certain government contracts provide for interim progress billings, which reduce the amount of cash required during the performance of these contracts. As the volume of U.S. defense-related contract work has declined, so has the relative importance of progress billings as a liquidity resource. Investments have been used in fiscal 2007 for various purposes including providing working capital, funding operating losses, and in fiscal 2006, fund a portion of the SMS acquisition. In addition, the Company used a portion of its investments to fund the Company’s previously announced $4,000,000 stock repurchase program. Through June 30, 2007, approximately 332,000 shares have been repurchased, at a cost of approximately $2,887,000. These repurchased shares have been retired.
For the fiscal year ended June 30, 2007, cash and cash equivalents decreased $3,521,000 to $3,982,000. Operating activities used $13,924,000 in fiscal 2007 and provided $7,992,000 and $6,547,000 in fiscal 2006 and 2005, respectively, in net cash flows. The primary use of cash in fiscal 2007 was for operations, combined with an increase in inventory. The increase in inventory is due to build up related to new customer contracts, as well as the delay in some customer schedules. The primary source of cash in fiscal 2006 was from the receipt of $5,455,000 in cash from a legal settlement, which occurred in fiscal 2005. Additionally, the collection of a large amount of accounts receivable attributable to sales at fiscal 2005 year end contributed to cash in fiscal 2006. The primary use of cash in fiscal 2006 was a reduction in accounts payable and accrued liabilities, which primarily reflected the payment of $2.4 million of income taxes payable from fiscal 2005.
Cash flows provided by investing activities in fiscal 2007 totaled $14,325,000, and was generally provided by the proceeds from sale of substantially all of the remaining portfolio of investment securities. In fiscal 2007, cash was primarily used for the purchase of property, plant, and equipment, principally for the SMS plant expansion. Total cost for the expanded production space at SMS totaled approximately $2 million. In addition, cash received from sale of investment securities was used for the payment of debt related to the SMS acquisition, as well as funding the Company’s current operating loss, and repurchases of common stock. Cash flows used by investing activities in fiscal 2006 and 2005 totaled $19,304,000 and $8,300,000, respectively, and was primarily used in the purchase of investment securities. In fiscal 2006, net proceeds from the sale and maturities of investments were used to fund the acquisition of SMS. The purchase of, and proceeds from the sale and maturities of, investment securities are generally reflective of activity within the various investment vehicles, with the net purchases position representing the investment of excess cash generated from operations in fiscal 2005. In fiscal 2005 net proceeds from the sale and maturities of investments were also used to fund purchases of property, plant and equipment.
Cash flows used in financing activities were $3,922,000 in fiscal 2007. Cash flows provided by financing activities were $9,448,000 and $300,000 in fiscal 2006 and 2005, respectively. The primarily use in fiscal 2007 was the repurchase of the Company’s common stock and the scheduled repayment of debt incurred with the purchase of SMS. In fiscal 2007, $1 million was provided as a result of borrowing on the Company’s line of credit. Cash flows provided in 2006 were primarily from the issuance of debt related to the acquisition of SMS. Reflected in all three fiscal years presented are inflows from the exercise of stock options.
Historically, the Company’s market risk exposure to foreign currency exchange and interest rates on third party receivables and payables has not been considered to be material, principally due to their short-term nature and the minimal amount of receivables and payables designated in foreign currency. However, due to the strengthened Canadian dollar in recent years, the impact of transaction and translation gains on intercompany activity and balances has increased. If the exchange rate were to materially change, the Company’s financial position could be significantly affected. The Company currently has a bank line of credit totaling $20 million, of which $1 million has been borrowed as of June 30, 2007, and a bank loan totaling $8 million. In addition, there are notes payable totaling $5.8 million outstanding to the former owners of Astro, as well as $2.2 million of Industrial Revenue Bonds. Borrowings are discussed further below, as well as in Note 9 to the Consolidated Financial Statements included in Item 8.
At June 30, 2007 and 2006, the aggregate government funded EMS backlog was approximately $42 million and $41 million, respectively. A majority of the June 30, 2007, backlog is expected to be realized in the next 12-15 months. Commercial EMS orders are not included in the backlog. The Company does not believe the amount of commercial activity covered by firm purchase orders is a meaningful measure of future sales, as such orders may be rescheduled or cancelled without significant penalty.

The Company signed a membership purchase agreement and completed the acquisition of Astro Instrumentation, LLC on May 31, 2006. Astro, renamed Sparton Medical Systems, Inc. (SMS) in fiscal 2007, is an EMS provider that designs and manufactures a variety of specialized medical products, generally involving high-quality medical laboratory and other equipment. SMS operates from a 60,000 square foot facility in an industrial park, which includes the 20,000 square foot addition completed in fiscal 2007. The increased manufacturing area, 10,000 square feet of the 20,000 square foot expansion, is expected to allow for increased sales and greater efficiency. Sparton operates the business as a wholly-owned subsidiary. A further discussion of this purchase is contained in Notes 9 and 13 to the Consolidated Financial Statements included in Item 8. The Company is continuing a program of identifying and evaluating potential acquisition candidates in both the defense and medical markets.
In January 2007, Sparton announced its commitment to close the Deming, New Mexico facility. The closure of that plant was completed during the quarter ended March 31, 2007. At closing, some equipment from this facility related to operations performed at other Sparton locations was relocated to those facilities for their use in ongoing production activities. The land, building, and remaining assets were sold. The agreement for the sale of the Deming land, building, equipment and applicable inventory was signed at the end of March 2007 and involved several separate transactions. The sale of the inventory and equipment for $200,000 was completed on March 30, 2007. The sale of the land and building for $1,000,000 closed on July 20, 2007. The property, plant, and equipment of the Deming facility was substantially depreciated, with the ultimate sale of this facility completed at a net gain of approximately $850,000, with the entire amount of the gain being recognized in the first quarter of fiscal 2008.
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
In the first quarter of fiscal 2006, a $0.10 per share cash dividend, totaling approximately $889,000, was paid to shareowners on October 5, 2005. In October 2005, the Company declared a 5% stock dividend, which was distributed January 13, 2006, to shareowners of record on December 21, 2005. On October 25, 2006, the Company declared another 5% stock dividend, which was distributed January 19, 2007, to shareowners of record on December 27, 2006.
At June 30, 2007, the Company had $86,480,000 in shareowners’ equity ($8.81 per share), $52,339,000 in working capital, and a 2.60:1 working capital ratio. The Company believes it has sufficient liquidity for its anticipated needs over the next 12-18 months, unless an additional significant business acquisition were to be identified and completed for cash. Such resources may include the use of our line of credit.
CONTRACTUAL OBLIGATIONS
The Company’s current obligations, which are due within one year, for the payment of accounts payable, accruals, and other liabilities totaled $32,802,000 at June 30, 2007. This includes the $3,922,000 and $372,000 for the current portions of our long-term debt and environmental liability, respectively, and $580,000 of the standby letters of credit. These obligations are reflected in the Consolidated Balance Sheets in Item 8. The following tables summarize the Company’s significant contractual obligations and other commercial commitments as of June 30, 2007:

			Payments due by Fiscal Period
	Total	2008	2009	2010	2011	2012	Thereafter

Contractual Obligations:
Borrowings, (including interest payments)	$19,948,000	$5,814,000	$4,688,000	$4,559,000	$2,321,000	$240,000	$2,326,000
Operating leases	12,350,000	4,947,000	3,904,000	2,097,000	915,000	487,000	—
Environmental liabilities	5,998,000	372,000	314,000	279,000	279,000	546,000	4,208,000
Pension contributions	2,315,000	79,000	579,000	—	276,000	652,000	729,000
Noncancelable purchase orders	15,981,000	15,981,000	—	—	—	—	—

Total	$56,592,000	$27,193,000	$9,485,000	$6,935,000	$3,791,000	$1,925,000	$7,263,000

		Amount of Commitment by Fiscal Expiration Period
	Total	2008	2009	2010	2011	2012	Thereafter

Other Commercial Commitments:
Standby letters of credit	$1,111,000	$229,000	$882,000	—	—	—	—

Borrowings — Payments include principal and interest for both short-term and long-term debt, including an $8 million bank loan, notes totaling $5.8 million payable to the previous owners of SMS, and Industrial Revenue bond obligations of $2.2 million, which were assumed by Sparton at the time of the SMS purchase. See Note 9 to the consolidated financial statements included in Item 8 of this report for further discussion on borrowings. In addition, $1 million of debt related to outstanding borrowings under the Company’s revolving line-of-credit is included, all of which is considered short-term.

Operating leases — See Note 8 to the Consolidated Financial Statements included in Item 8 of this report for further discussion of operating leases.
Environmental liabilities — See Note 10 to the Consolidated Financial Statements included in Item 8 of this report for a description of the accrual for environmental remediation. Of the $5,998,000 total, $372,000 is classified as a current liability and $5,626,000 is classified as a long-term liability, both of which are included on the balance sheet as of June 30, 2007.
Pension liability — See Note 6 to the Consolidated Financial Statements included in Item 8 of this report for additional pension information.
Noncancelable purchase orders — Binding orders the Company has placed with suppliers that are subject to quality and performance requirements.
Standby letters of credit — The Company has standby letters of credit outstanding of approximately $1,111,000 at June 30, 2007, principally to support self-insured programs, certain foreign sales contracts, and a portion of the Industrial Revenue bonds assumed from Astro. Approximately $580,000 of the potential liabilities related to these letters of credit are reflected as accrued liabilities on the Company’s June 30, 2007 balance sheet.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates, judgments and assumptions that affect the amounts reported as assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are regularly evaluated and are based on historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The Company believes that of its significant accounting policies discussed in Note 1 to the Consolidated Financial Statements, which is included in Item 8, the following involve a higher degree of judgement and complexity. Senior management has reviewed these critical accounting policies and related disclosures with Sparton’s audit committee of the Board of Directors.
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

Commercial Inventory Valuation Allowances
Inventory valuation allowances for commercial customer inventories require a significant degree of judgment. These allowances are influenced by the Company’s experience to date with both customers and other markets, prevailing market conditions for raw materials, contractual terms and customers’ ability to satisfy these obligations, environmental or technological materials obsolescence, changes in demand for customer products, and other factors resulting in acquiring materials in excess of customer product demand. Contracts with some commercial customers may be based upon estimated quantities of product manufactured for shipment over estimated time periods. Raw material inventories are purchased to fulfill these customer requirements. Within these arrangements, customer demand for products frequently changes, sometimes creating excess and obsolete inventories.
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
Allowance for Probable Losses on Receivables
The accounts receivable balance is recorded net of allowances for amounts not expected to be collected from customers. The allowance is estimated based on historical experience of write-offs, the level of past due amounts, information known about specific customers with respect to their ability to make payments, and future expectations of conditions that might impact the collectibility of accounts. Accounts receivable are generally due under normal trade terms for the industry. Credit is granted, and credit evaluations are periodically performed, based on a customer’s financial condition and other factors. Although the Company does not generally require collateral, cash in advance or letters of credit may be required from customers in certain circumstances, including some foreign customers. When management determines that it is probable that an account will not be collected, it is charged against the allowance for probable losses. The Company reviews the adequacy of its allowance monthly. The allowance for doubtful accounts considered necessary was only $32,000 and $67,000 at June 30, 2007 and 2006, respectively. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Given the Company’s significant balance of government receivables and letters of credit from foreign customers, collection risk is considered minimal. Historically, uncollectible accounts have generally been insignificant, have generally not exceeded management’s expectations, and the minimal allowance is deemed adequate.
Pension Obligations
The Company calculates the cost of providing pension benefits under the provisions of Statement of Financial Accounting Standards (SFAS) No. 87, Employers’ Accounting for Pensions, as amended. The key assumptions required within the provisions of SFAS No. 87 are used in making these calculations. The most significant of these assumptions are the discount rate used to value the future obligations and the expected return on pension plan assets. The discount rate is consistent with market interest rates on high-quality, fixed income investments. The expected return on assets is based on long-term returns and assets held by the plan, which is influenced by historical averages. If actual interest rates and returns on plan assets materially differ from the assumptions, future adjustments to the financial statements would be required. While changes in these assumptions can have a significant effect on the pension benefit obligation and the unrecognized gain or loss accounts disclosed in the Notes to the Financial Statements, the effect of changes in these assumptions is not expected to have the same relative effect on net periodic pension expense in the near term. While these assumptions may change in the future based on changes in long-term interest rates and market conditions, there are no known expected changes in these assumptions as of June 30, 2007. As indicated above, to the extent the assumptions differ from actual results, there would be a future impact on the financial statements. The extent to which this will result in future expense is not determinable at this time as it will depend upon a number of variables, including trends in interest rates and the actual return on plan assets. During the quarter ended March 31, 2007, the annual actuarial valuation of the pension plan was completed. Based on this valuation, net periodic pension expense for fiscal 2007 was determined to be $497,000 compared to $548,000 for fiscal 2006. In addition, during 2007 an additional $922,000 settlement adjustment was identified and recognized in connection with lump-sum benefit distributions. These lump-sum distributions were made over the last several years. The total adjustment of $922,000, while relating to current as well as prior year activity, was recorded in fiscal 2007. The amount related to prior years was immaterial to the financial results of each of the years affected. The settlement adjustment resulted from several business and economic factors that have affected the measurement of the plan’s projected benefit obligation in recent years, including changes in the plan’s benefit formula, the timing of participants’ retirement, changes in assumed interest rates, variation in investment returns, and the amounts of lump-sum distributions paid. The components of net periodic pension expense are detailed in Note 6 to the Consolidated Financial Statements included in Item 8 of this report. A pension contribution of $79,000 is expected to be made during fiscal 2008.
On June 30, 2007, the Company adopted the balance sheet recognition and disclosure provision of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement required Sparton to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligation) of its plan in the June 30, 2007 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income (loss), net of tax. The adjustment to accumulated other comprehensive income (loss) at adoption represents the net unrecognized actuarial losses and unrecognized prior service costs remaining from the initial adoption of SFAS No. 87, all of which were previously netted against the plan’s funded status in Sparton’s balance sheet pursuant to the provisions of SFAS No. 87. Upon adoption, Sparton recorded an after-tax, unrecognized loss in the amount of $1,989,000, which represents an increase directly to accumulated other comprehensive loss as of June 30, 2007. These amounts will be subsequently recognized as net periodic plan expenses pursuant to Sparton’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods, and that are not recognized as net periodic plan expenses in the same periods, will be recognized as a component of other comprehensive income (loss). The adoption of SFAS No. 158 had no effect on Sparton’s consolidated statement of operations for the year ended June 30, 2007, or for any prior period presented, and it will not effect Sparton’s operating results in future periods.
Business Combinations
In accordance with generally accepted accounting principles, the Company allocated the purchase price of its May 2006 SMS acquisition to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Such valuations require management to make significant estimates, judgments and assumptions, especially with respect to intangible assets.
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
Valuation of Property, Plant and Equipment
SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, requires that the Company record an impairment charge on our investment in property, plant and equipment that we hold and use in our operations if and when management determines that the related carrying values may not be recoverable. If one or more impairment indicators are deemed to exist, Sparton will measure any impairment of these assets based on current independent appraisals or a projected discounted cash flow analysis using a discount rate determined by management to be commensurate with the risk inherent in our business model. Our estimates of cash flows require significant judgment based on our historical and anticipated operating results and are subject to many factors.
The most recent such impairment analysis, which was performed during the fourth quarter of fiscal 2007, did not result in an impairment charge.
Goodwill and Customer Relationships
The Company annually reviews goodwill and customer relationships associated with its investments in Cybernet and SMS for possible impairment. This analysis may be performed more often should events or changes in circumstances indicate their carrying value may not be recoverable. This review is performed in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The provisions of SFAS No. 142 require that a two-step impairment test be performed on intangible assets. In the first step, the Company compares the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to the unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then management will perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference.

Determining the fair value of any reporting entity is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates, operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and, if appropriate, determination of appropriate market comparables. The Company bases its fair value estimates on assumptions believed to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, the Company makes certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of the Company’s reporting units. The most recent annual goodwill impairment analysis related to the Company’s Cybernet and SMS investments, which were performed during the fourth quarter of fiscal 2007, did not result in an impairment charge. The next such goodwill impairment reviews are expected be performed in the fourth quarter of fiscal 2008.
Income Taxes
Our estimates of deferred income taxes and the significant items giving rise to the deferred income tax assets and liabilities are disclosed in Note 7 to the Consolidated Financial Statements included in Item 8. These reflect our assessment of actual future taxes to be paid or received on items reflected in the financial statements, giving consideration to both timing and probability of realization. The recorded net deferred income tax assets are significant and our realization of these recorded benefits is dependent upon the generation of future taxable income. If future levels of taxable income are not consistent with our expectations, we may be required to record an additional valuation allowance, which could reduce our net income by a material amount.
OTHER
Litigation
One of Sparton’s facilities, located in Albuquerque, New Mexico, has been the subject of ongoing investigations conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). The investigation began in the early 1980’s and involved a review of onsite and offsite environmental impacts.
At June 30, 2007, Sparton has accrued $5,998,000 as its estimate of the future undiscounted minimum financial liability with respect to this matter. The Company’s cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred, and is anticipated to cover approximately the next 23 years. The Company’s estimate includes equipment and operating costs for onsite and offsite operations and is based on existing methodology. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally, a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. It is possible that cash flows and results of operations could be affected significantly by the impact of the ultimate resolution of this contingency.
Some of the printed circuit boards supplied to the Company for its aerospace sales were discovered in fiscal 2006 to be nonconforming and defective. The defect occurred during production at the raw printed circuit board suppliers facility, prior to shipment to Sparton for further processing. The Company and our customer, who received the defective boards, have contained the defective boards. While investigations are underway, $2.8 million of related product and associated expenses have been classified in Sparton’s balance sheet within other long-term assets as of June 30, 2007 ($2.9 million as of June 30, 2006). In August 2005, Sparton Electronics Florida, Inc. filed an action in U.S. District Court of Florida against Electropac Co., Inc. and a related company (the raw board manufacturer) to recover these costs. The likelihood that the claim will be resolved and the extent of the Company’s recovery, if any, is unknown at this time. No loss contingency has been established at June 30, 2007.
Sparton is currently involved with legal actions, which are disclosed in Part I Item 3 — “Legal Proceedings”, of this report. At this time, the Company is unable to predict the outcome of these claims.
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
The Company has financial instruments that are subject to interest rate risk, principally long-term debt associated with the recent SMS acquisition on May 31, 2006. Historically, the Company has not experienced material gains or losses due to such interest rate changes. Based on the fact that interest rates periodically adjust to market values for the majority of term debt issued or assumed in the recent SMS acquisition, interest rate risk is not considered to be significant.
Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of Sparton Corporation
We have audited the accompanying consolidated balance sheets of Sparton Corporation and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of income, shareowners’ equity and cash flows for each of the three years in the period ended June 30, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sparton Corporation and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.
As discussed in Notes 1 and 6 to the consolidated financial statements, the Company changed its method of accounting for its defined benefit pension plan as of June 30, 2007, in accordance with Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

By /s/ BDO SEIDMAN, LLP

BDO Seidman, LLP
Grand Rapids, Michigan
September 12, 2007

SPARTON CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$3,982,485	$7,503,438
Investment securities (Note 3)	—	15,969,136
Accounts receivable:
Trade, less allowance of $32,000 ($67,000 in 2006)	24,114,182	20,613,574
U.S. and foreign governments	451,922	4,494,868
Inventories and costs of contracts in progress (Note 4)	53,520,533	46,892,183
Income taxes recoverable	485,074	—
Deferred income taxes (Note 7)	2,287,438	2,662,692
Prepaid expenses and other current assets	949,092	1,462,190

Total current assets	85,790,726	99,598,081
Pension asset (Note 6)	—	4,420,932
Property, plant and equipment: (Note 1)
Land and land improvements	3,014,426	3,028,001
Buildings and building equipment	23,057,711	21,374,162
Machinery and equipment	20,158,000	21,712,973
Construction in progress	37,491	428,744

	46,267,628	46,543,880
Less accumulated depreciation	(28,545,816)	(28,944,974)

Net property, plant and equipment	17,721,812	17,598,906
Deferred Income taxes — non current (Note 7)	4,630,819	54,000
Goodwill (Notes 13 and 14)	16,378,327	15,743,799
Other intangibles, net (Notes 13 and 14)	6,243,647	6,726,008
Other assets (Note 3)	6,242,467	5,916,010

Total assets	$137,007,798	$150,057,736

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term bank borrowings (Note 9)	$1,000,000	$—
Current portion of long-term debt (Note 9)	3,922,350	3,815,833
Accounts payable	15,781,046	16,748,814
Salaries and wages	4,806,724	4,388,396
Accrued health benefits	1,359,844	1,142,693
Other accrued liabilities	5,931,638	4,996,408
Income taxes payable	—	308,814

Total current liabilities	32,801,602	31,400,958
Pension liability (Note 6)	12,495	—
Long-term debt — non current portion (Note 9)	12,088,254	16,010,616
Environmental remediation — non current portion (Note 10)	5,625,776	5,795,784

Total liabilities	50,528,127	53,207,358
Commitments and contingencies (Note 10)
Shareowners’ equity (Note 5):
Preferred stock, no par value; 200,000 shares authorized, none outstanding	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 9,811,507 shares outstanding (9,392,305 at June 30, 2006)	12,264,384	11,740,381
Capital in excess of par value	19,474,097	15,191,990
Retained earnings	56,730,643	70,183,104
Accumulated other comprehensive loss (Note 2)	(1,989,453)	(265,097)

Total shareowners’ equity	86,479,671	96,850,378

Total liabilities and shareowners’ equity	$137,007,798	$150,057,736

See accompanying notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income

	Year ended June 30,
	2007	2006	2005

Net sales	$200,085,852	$170,804,982	$167,156,809
Costs of goods sold	194,128,835	156,752,961	149,048,308

Gross profit	5,957,017	14,052,021	18,108,501

Selling and administrative expenses	17,964,179	15,766,836	13,229,728
Amortization of intangibles (Note 14)	482,361	38,994	—
EPA related environmental remediation (income) expense — net (Note 10)	(204,742)	64,800	(5,031,079)
Net (gain) loss on sale of property, plant and equipment	(88,773)	98,898	(354,413)

	18,153,025	15,969,528	7,844,236

Operating income (loss)	(12,196,008)	(1,917,507)	10,264,265

Other income (expense):
Interest and investment income	200,734	1,116,452	891,672
Interest expense	(1,050,101)	(98,088)	—
Equity income (loss) in investment (Note 3)	425,000	21,000	(15,000)
Other — net	244,748	583,499	221,221

	(179,619)	1,622,863	1,097,893

Income (loss) before income taxes	(12,375,627)	(294,644)	11,362,158
Provision (credit) for income taxes (Note 7)	(4,607,000)	(393,000)	3,250,000

Net income (loss)	$(7,768,627)	$98,356	$8,112,158

Earnings (loss) per share — basic (1)	$(0.79)	$0.01	$0.84

Earnings (loss) per share — diluted (1)	$(0.79)	$0.01	$0.83

(1)	All share and per share information have been adjusted to reflect the impact of the 5% stock dividend declared in October 2006.
See accompanying notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year ended June 30,
	2007	2006	2005

Cash Flows From Operating Activities:
Net income (loss)	$(7,768,627)	$98,356	$8,112,158
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	2,587,779	2,114,234	1,725,901
Deferred income taxes (benefit)	(3,992,000)	(383,000)	135,000
Loss on sale of investment securities	244,562	80,149	61,595
Equity (income) loss in investment	(425,000)	(21,000)	15,000
Pension expense	1,419,104	547,575	480,461
Share-based compensation	228,101	344,267	—
(Gain) loss on sale of property, plant and equipment	112,608	98,898	(354,413)
Gain from sale of non-operating land	(198,675)	—	—
Other, primarily changes in customer and vendor claims	233,358	(486,236)	(1,185,400)
Changes in operating assets and liabilities (net in 2006 of effects of SMS acquisition):
Accounts receivable	542,338	4,997,668	(4,737,486)
Environmental settlement receivable	—	5,455,000	(5,455,000)
Income taxes recoverable	(485,074)	—	559,706
Inventories, prepaid expenses and other current assets	(6,700,243)	(329,333)	460,371
Accounts payable and accrued liabilities	277,276	(4,524,491)	6,729,069

Net cash provided by (used in) operating activities	(13,924,493)	7,992,087	6,546,962

Cash Flows From Investing Activities:
Additional goodwill from SMS acquisition	(38,528)	—	—
Purchase of SMS, net of cash acquired	—	(22,549,042)	—
Purchases of investment securities	—	(7,535,782)	(10,253,459)
Proceeds from sale of investment securities	15,619,084	8,152,828	6,315,400
Proceeds from maturity of investment securities	465,645	3,638,447	1,687,000
Purchases of property, plant and equipment	(2,487,326)	(1,026,556)	(6,228,188)
Proceeds from sale of property, plant and equipment	134,975	38,084	467,002
Proceeds from sale of non-operating land	811,175	—	—
Other, principally noncurrent other assets	(179,815)	(22,249)	(287,353)

Net cash provided by (used in) investing activities	14,325,210	(19,304,270)	(8,299,598)

Cash Flows From Financing Activities:
Net short-term bank borrowings	1,000,000	—	—
Proceeds from the issuance of long-term debt	—	10,000,000	—
Repayment of long-term debt	(3,815,845)	(9,167)	—
Proceeds from the exercise of stock options	1,420,072	636,642	303,233
Tax effect from stock transactions	—	76,211	—
Repurchases of common stock	(2,523,920)	(363,122)	—
Stock dividend — cash paid in lieu of fractional shares	(1,977)	(3,654)	(2,938)
Cash dividend	—	(889,409)	—

Net cash provided by (used in) financing activities	(3,921,670)	9,447,501	300,295

Decrease in cash and cash equivalents	(3,520,953)	(1,864,682)	(1,452,341)
Cash and cash equivalents at beginning of year	7,503,438	9,368,120	10,820,461

Cash and cash equivalents at end of year	$3,982,485	$7,503,438	$9,368,120

See accompanying notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareowners’ Equity

			Capital		Accumulated other
	Common Stock		in excess	Retained	comprehensive
	Shares	Amount	of par value	earnings	income (loss)	Total

Balance at July 1, 2004	8,351,538	$10,439,423	$7,134,149	$71,230,159	$62,368	$88,866,099

Stock dividend (5% declared November 9, 2004)	417,507	521,883	3,198,104	(3,722,925)		(2,938)
Stock options exercised	61,383	76,729	226,504			303,233

Comprehensive income (loss), net of tax:
Net income				8,112,158		8,112,158
Net unrealized loss on investment securities owned					(148,219)	(148,219)
Reclassification adjustment for net loss realized and reported in net income					40,653	40,653
Net unrealized gain on equity investment					1,000	1,000

Comprehensive income						8,005,592

Balance at June 30, 2005	8,830,428	11,038,035	10,558,757	75,619,392	(44,198)	97,171,986

Stock dividend (5% declared October 25, 2005)	446,287	557,857	3,820,645	(4,382,156)		(3,654)
Stock options exercised, net of common stock surrendered to facilitate exercise	154,627	193,285	443,357			636,642
Cash dividend ($0.10 per share)				(889,409)		(889,409)
Repurchases of common stock as part of 2005 share repurchase program	(39,037)	(48,796)	(51,247)	(263,079)		(363,122)
Share-based compensation			344,267			344,267
Tax effect from stock transactions			76,211			76,211

Comprehensive income (loss), net of tax:
Net income				98,356		98,356
Net unrealized loss on investment securities owned					(245,797)	(245,797)
Reclassification adjustment for net loss realized and reported in net income					52,898	52,898
Net unrealized loss on equity investment					(28,000)	(28,000)

Comprehensive loss						(122,543)

Balance at June 30, 2006	9,392,305	11,740,381	15,191,990	70,183,104	(265,097)	96,850,378

Stock dividend (5% declared October 25, 2006)	466,365	582,956	3,404,465	(3,989,398)		(1,977)
Stock options exercised, net of common stock surrendered to facilitate exercise	245,581	306,977	1,113,095			1,420,072
Repurchases of common stock as part of 2005 share repurchase program	(292,744)	(365,930)	(463,554)	(1,694,436)		(2,523,920)
Share-based compensation			228,101			228,101

Comprehensive income (loss), net of tax:
Net loss				(7,768,627)		(7,768,627)
Reclassification adjustment for net loss realized and reported in net loss					284,097	284,097
Net unrealized loss on equity investment					(19,000)	(19,000)

Comprehensive loss						(7,503,530)
Adjustment to initially apply SFAS No. 158, net of tax					(1,989,453)	(1,989,453)

Balance at June 30, 2007	9,811,507	$12,264,384	$19,474,097	$56,730,643	$(1,989,453)	$86,479,671

See accompanying notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation - The consolidated financial statements include the accounts of Sparton Corporation and subsidiaries (including Sparton Medical Systems, Inc. (SMS) which was acquired on May 31, 2006 – see Note 13), and have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions and accounts have been eliminated. Certain reclassifications of prior year amounts have been made to conform to the current year presentation. The terms “Sparton,” the “Company,” “we,” “us,” and “our” refer to Sparton Corporation and subsidiaries.
Operations - The Company operates in one line of business, electronic manufacturing services (EMS). The Company provides design and electronic manufacturing services, which include a complete range of engineering, pre-manufacturing and post-manufacturing services. Capabilities range from product design and development through aftermarket support. All of the facilities are registered to ISO standards, including 9001 or 13485, with most having additional certifications. Products and services include complete “Device Manufacturing” products for Original Equipment Manufacturers, microprocessor-based systems, transducers, printed circuit boards and assemblies, sensors and electromechanical devices. Markets served are in the government, medical/scientific instrumentation, aerospace, and other industries, with a focus on regulated markets. The Company also develops and manufactures sonobuoys, anti-submarine warfare (ASW) devices, used by the U.S. Navy and other free-world countries. Many of the physical and technical attributes in the production of sonobuoys are the same as those required in the production of the Company’s other electrical and electromechanical products and assemblies.
Use of estimates - The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These accounting principles require management to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, the financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.
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
Accounts receivable, credit practices, and allowance for probable losses - Accounts receivable are customer obligations generally due under normal trade terms for the industry. Credit terms are granted and periodically revised based on evaluations of the customers’ financial condition. The Company performs ongoing credit evaluations of its customers and although the Company does not generally require collateral, letters of credit or cash advances may be required from customers in order to support accounts receivable in certain circumstances. Receivables from foreign customers have historically been secured by letters of credit or cash advances.
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
Fair value of financial instruments - The fair value of cash and cash equivalents, trade accounts receivable, short-term bank borrowings, and accounts payable approximate their carrying value. Cash and cash equivalents consist of demand deposits and other highly liquid investments with an original term when purchased of three months or less. With respect to the Company’s recently issued or assumed long-term debt instruments, consisting of industrial revenue bonds, notes payable and bank debt, relating to the May 31, 2006 acquisition of SMS, as reported in Note 13, management believes the fair value of these financial instruments approximates their carrying value at June 30, 2007.
Investment securities - Investments in debt securities that are not cash equivalents or marketable equity securities have been designated as available for sale. Those securities, all of which are investment grade, are reported at fair value, with net unrealized gains and losses included in accumulated other comprehensive income or loss, net of applicable taxes. Unrealized losses that are other than temporary are recognized in earnings. The investment portfolio historically has had maturity dates within a year or less. Realized gains and losses on investments are determined using the specific identification method. During the year ended June 30, 2007, the remainder of the investment securities portfolio was liquidated.
Other investment - The Company has an active investment in Cybernet Systems Corporation, which is included in other non-current assets and is accounted for under the equity method, as more fully described in Note 3.
Market risk exposure - The Company manufactures its products in the United States, Canada, and Vietnam. Sales of the Company’s products are in the U.S. and Canada, as well as other foreign markets. The Company is potentially subject to foreign currency exchange rate transaction risk relating to intercompany activity and balances, receipts from customers, and payments to suppliers in foreign currencies. Also, adjustments related to the translation of the Company’s Canadian and Vietnamese financial statements into U.S. dollars are included in current earnings. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in the domestic and foreign markets in which the Company operates. However, minimal third party receivables and payables are denominated in foreign currency and the related market risk exposure is considered to be immaterial. Historically, foreign currency gains and losses related to intercompany activity and balances have not been significant. However, due to the strengthened Canadian dollar in recent years, the impact of transaction and translation gains has increased. If the exchange rate were to materially change, the Company’s financial position could be significantly affected.
As a result of the May 31, 2006, SMS acquisition, the Company is obligated on bank debt with an adjustable rate of interest, as more fully discussed in Note 9, which would adversely impact operations should the interest rate significantly increase.
Inventories - Customer orders are based upon forecasted quantities of product, manufactured for shipment over defined periods. Raw material inventories are purchased to fulfill these customer requirements. Within these arrangements, customer demand for products frequently change, sometimes creating excess and obsolete inventories. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income and a valuation allowance is established for the difference between the carrying cost and the estimated realizable amount. Conversely, should the disposition of adjusted excess and obsolete inventories result in recoveries in excess of these reduced carrying values, the remaining portion of the valuation allowances is reversed and taken into income when such determinations are made. It is possible that the Company’s financial position, results of operations and cash flows could be materially affected by changes to inventory valuation allowances for excess and obsolete inventories. These valuation allowances totaled $2,416,000 and $3,529,000 at June 30, 2007 and 2006, respectively.
Inventories are valued at the lower of cost (first-in, first-out basis) or market and include costs related to long-term contracts as disclosed in Note 4. Inventories, other than contract costs, are principally raw materials and supplies. The following are the approximate major classifications of inventory, net of progress billings and related valuation allowances, at June 30:

	2007	2006

Raw materials	$36,627,000	$29,388,000
Work in process and finished goods	16,894,000	17,504,000

	$53,521,000	$46,892,000

Work in process and finished goods inventories include $3.3 and $4.5 million of completed, but not yet accepted, sonobuoys at June 30, 2007 and 2006, respectively. Inventories are reduced by progress billings to the U.S. government, related to long-term contracts, of approximately $8.6 million and $10.7 million at June 30, 2007 and 2006, respectively.
Property, plant, equipment and depreciation - Property, plant and equipment are stated at cost less accumulated depreciation. Major improvements and upgrades are capitalized while ordinary repair and maintenance costs are expensed as incurred. Depreciation is provided over estimated useful lives on accelerated methods, except for certain buildings, machinery and equipment with aggregate historical cost at June 30, 2007, of approximately $22,110,000 ($12,333,000 net book value), which are being depreciated on the straight-line method. Estimated useful lives generally range from 5 to 50 years for buildings and improvements, 3 to 16 years for machinery and equipment and 3 to 5 years for test equipment. For income tax purposes, accelerated depreciation methods with minimum lives are utilized.

Long-lived assets - The Company reviews long-lived assets that are not held for sale for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is determined by comparing the carrying value of the assets to their estimated future undiscounted cash flows. If it is determined that an impairment of a long-lived asset has occurred, a current charge to income is recognized. The Company also has goodwill and other intangibles which are considered long-lived assets. While a portion of goodwill is associated with the Company’s investment in Cybernet, the majority of the approximately $23 million of goodwill and other intangibles reflected on the Company’s balance sheet as of June 30, 2007, is associated with the acquisition of SMS. For a more complete discussion of goodwill and other intangibles, see Note 14.
Other assets - At June 30, 2006, undeveloped land located in New Mexico, with a cost in the amount of $613,000, was classified as held-for-sale and carried in other current assets in the Company’s balance sheet. The sale of this asset was completed in August 2006 for a gain of approximately $199,000 recognized during the fiscal year ended June 30, 2007. At June 30, 2007, the Company’s Deming, New Mexico facility was classified as held for sale and carried in other current assets in the Company’s balance sheet. For a further discussion of this in-process sale, see Note 15. In addition, included in other non current assets as of June 30, 2007 and 2006, were $4.4 million and $4.8 million, respectively, of inventory materials for which the Company is seeking reimbursement from other parties, which is described in Note 10.
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
Supplemental cash flows information - Supplemental cash and noncash activities for the fiscal years 2007, 2006 and 2005 were as follows:

	2007	2006		2005

Net cash paid (received) during the year for:
Income taxes	$(214,000)		$1,523,000	$95,000

Interest (including $60,000 of capitalized interest in fiscal 2007)	$1,105,000		$11,000	$—

Noncash investing and financing transactions:
Goodwill recorded as additional acquisition cost	$596,000	$		$—

Debt assumed or issued in acquisition	$—		$9,837,000	$—

During the year ended June 30, 2006, the Company financed $19,837,000 of the SMS acquisition purchase price through the execution of long-term bank debt of $10,000,000, the noncash issuance of seller notes of $7,500,000 and the noncash assumption of existing bonds of $2,337,000, as described in Note 13. During the year ended June 30, 2007, the Company recorded accounts payable and additional goodwill of $596,000, the amount determined to be earned by the sellers of SMS as contingent purchase consideration, as described in Notes 13 and 14.
Earnings (loss) per share - Basic and diluted earnings (loss) per share were computed based on the following shares outstanding during each of the years ended June 30:

	2007	2006	2005

Weighted average shares outstanding	9,817,972	9,806,099	9,691,333
Effect of dilutive stock options	—	38,502	132,031

Weighted average diluted shares outstanding	9,817,972	9,844,601	9,823,364

Basic earnings (loss) per share — after stock dividends	$(0.79)	$0.01	$0.84

Diluted earnings (loss) per share — after stock dividends	$(0.79)	$0.01	$0.83

On October 25, 2006, Sparton’s Board of Directors approved a 5% common stock dividend. Eligible shareowners of record on December 27, 2006, received the stock dividend on January 19, 2007. To record the stock dividend, an amount equal to the fair market value of the common stock issued was transferred from retained earnings ($3,989,000) to common stock ($583,000) and capital in excess of par value ($3,404,000), with the balance ($2,000) paid in cash in lieu of fractional shares of stock.
All average outstanding shares and per share information have been restated to reflect the impact of the 5% stock dividends declared in November 2004, October 2005 and October 2006. Due to the Company’s fiscal 2007 reported net loss, all 300,303 common stock options outstanding were excluded from the computation of diluted earnings per share for the fiscal year ended June 30, 2007, as their inclusion would have been anti-dilutive for the period. There were no anti-dilutive stock options in fiscal 2006. For fiscal 2005, options to purchase 139,125 shares of common stock were not included in the computation of diluted earnings per share as such options’ exercise prices were greater than the average market price of the Company’s common stock and, therefore, would be anti-dilutive.
Research and development expenditures - Expenditures for research and development (R&D) not funded by customers amounted to approximately $303,000 in fiscal 2007, compared to $882,000 of Company funded expenditures in fiscal 2006. There were no non-funded R&D expenditures in fiscal 2005. These expenses are included in selling and administrative expense. Customer funded R&D costs are generally not considered material, are usually part of a larger production agreement, and as such are included in both sales and costs of goods sold.
Foreign currency translation and transactions - For purposes of translating the financial statements of the Company’s Canadian and Vietnamese operations, the U.S. dollar is considered the functional currency. Related translation adjustments, along with gains and losses from foreign currency transactions, are included in current earnings and, in the aggregate, amounted to income of $233,000, $586,000, and $228,000 for the years ended June 30, 2007, 2006 and 2005, respectively.
Common stock repurchases - The Company records common stock repurchases at cost. The excess of cost over par value is first allocated to capital in excess of par value based on the per share amount of capital in excess of par value for all outstanding shares, with the remainder charged to retained earnings. Effective September 14, 2005, the Board of Directors authorized a publicly-announced common share repurchase program for the repurchase, at the discretion of management, of up to $4 million of shares of the Company’s outstanding common stock in open market transactions. For fiscal years ended June 30, 2007 and 2006, 292,744 shares and 39,037 shares were repurchased for cash of approximately $2,524,000 and $363,000, respectively. The weighted average share prices for each individual month’s activity ranged from $8.43 to $8.75 per share and from $8.38 to $10.18 per share, respectively, for those fiscal years. Included in the fiscal 2007 activity is the repurchase of 199,356 shares for cash of approximately $1,703,000 concurrent with the coordinated exercise in the second quarter of common stock options held by Sparton officers, employees, and directors. As of June 30, 2007, the dollar value of shares that may yet be repurchased under the program approximates $1,113,000. The program expires September 14, 2007. Repurchased shares are retired.
New accounting standards - In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement provides reporting entities the onetime election (the “fair value option”) to measure financial instruments and certain other items at fair value. For items for which the fair value option has been elected, unrealized gains and losses are to be reported in earnings at each subsequent reporting date. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Both SFAS No. 159 and 157 are effective for financial statements issued by Sparton for the first interim period of our fiscal year beginning on July 1, 2008. The Company does not expect the adoption of SFAS No. 159 or 157 will have a significant impact on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement is intended to improve financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of its balance sheet date. Prior accounting standards required an employer to recognize on its balance sheet an asset or liability arising from a defined benefit postretirement plan, which generally differed from the plan’s overfunded or underfunded status. SFAS No. 158 was effective for Sparton’s fiscal year ended June 30, 2007, except for the change in the measurement date which is effective for Sparton’s fiscal year ending June 30, 2009. An increase in accumulated other comprehensive loss reflecting the amount equal to the difference between the previously recorded pension asset and the current funded status (adjusted for income taxes) as of June 30, 2007, the implementation date, was recorded by the Company. The resulting decrease to shareowners’ equity totaled approximately $1,989,000 (net of tax benefit of $1,025,000). See Note 6 for information on the detailed application of this new pronouncement.
In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB No. 108) on quantifying financial statement misstatements. In summary, SAB No. 108 was issued to address the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB No. 108 states that both a balance sheet approach and an income statement approach should be used when quantifying and evaluating the materiality of a misstatement, and contains guidance on correcting errors under this dual approach. SAB No. 108 was effective for Sparton’s fiscal year ended June 30, 2007 and had no significant impact on the Company’s consolidated financial statements.
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48), an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN No. 48 seeks to reduce the significant diversity in practice associated with financial statement recognition and measurement in accounting for income taxes and prescribes a recognition threshold and measurement attribute for disclosure of tax positions taken or expected to be taken on an income tax return. This Interpretation will be effective for financial statements issued by Sparton for the first quarter of our fiscal year beginning on July 1, 2007. The Company does not expect the adoption of FIN No. 48 will have a significant impact on its consolidated financial statements.
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
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3 (SFAS No. 154). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in an existing accounting principle unless it is impracticable. APB Opinion No. 20, Accounting Changes, previously required that most voluntary changes in an existing accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement also provides that when a new accounting pronouncement includes specific transition provision, those requirements shall be followed. This Statement was effective for the Company as of July 1, 2006, and to date has not had an impact on the manner of display of our results of operations or financial position.
2. COMPREHENSIVE INCOME (LOSS) — Comprehensive income (loss) includes net income (loss) as well as unrealized gains and losses, net of tax, on investment securities owned and investment securities held by an investee accounted for by the equity method, as well as changes (beginning in fiscal 2008) in the funded status of the Company’s pension plan, which are excluded from net income. Unrealized investment gains and losses and changes in the funded status of the pension plan, net of tax, are excluded from net income (loss), but are reflected as a direct charge or credit to shareowners’ equity. Comprehensive income (loss) and the related components are disclosed in the accompanying consolidated statements of shareowners’ equity for each of the years ended June 30, 2007, 2006, and 2005. Comprehensive income (loss) is summarized as follows for the years ended June 30, 2007, 2006 and 2005, respectively:

	2007	2006	2005

Net income (loss)	$(7,769,000)	$98,000	$8,112,000

Other comprehensive income (loss), net of tax
Investment securities owned	284,000	(193,000)	(107,000)
Investment securities held by investee accounted for by the equity method	(19,000)	(28,000)	1,000

	265,000	(221,000)	(106,000)

Comprehensive income (loss)	$(7,504,000)	$(123,000)	$8,006,000

At June 30, 2007 and June 30, 2006, shareowners’ equity includes an accumulated other comprehensive loss of $(1,989,000) and $(265,000), respectively, net of tax. The components of these amounts at those dates are as follows:

	2007	2006

Accumulated other comprehensive income (loss), net of tax:
Investment securities owned	$—	$(284,000)
Investment securities held by investee accounted for by the equity method	—	19,000
Unrecognized prior service cost and net actuarial loss of pension plan	(1,989,000)	—

Accumulated other comprehensive loss	$(1,989,000)	$(265,000)

3. INVESTMENT SECURITIES - The remaining investment securities portfolio was liquidated during the fiscal year ended June 30, 2007. Details of investment securities held as of June 30, 2006, which were classified as available-for-sale, are as follows:

		Gross Unrealized		Estimated
Debt securities	Amortized Cost	Gains/(Losses)		Fair Value
June 30, 2006:
Corporate — primarily U.S.	$ 3,687,000	$2,000	$(52,000)	$3,637,000
U.S. government and federal agency	5,545,000	—	(188,000)	5,357,000
State and municipal	2,880,000	—	(109,000)	2,771,000
Bond fund	4,274,000	—	(70,000)	4,204,000

Total investment securities	$16,386,000	$2,000	$(419,000)	$15,969,000

The Company did not believe there were any significant individual unrealized losses as of June 30, 2006, which would represent other-than-temporary losses and unrealized losses which had existed for one year or more. A daily market existed for all of the investment securities. Investments at June 30, 2006, were highly liquid securities and were designated as current assets.
For the years ended June 30, 2007, 2006, and 2005, the Company had purchases of investment securities totaling $0, $7,536,000, and $10,253,000, and proceeds from investment securities sales totaling $15,619,000, $8,153,000, and $6,315,000, respectively. Gross realized gains and losses from sales of investment securities in fiscal 2007 amounted to $9,000 and $254,000, respectively. Gross realized gains and losses from sales of investment securities in fiscal 2006 amounted to $30,000 and $110,000, respectively. Gross realized gains and losses in fiscal 2005 amounted to $15,000 and $77,000, respectively.
At June 30, 2006, the Company had a net unrealized loss of $417,000 on its investment securities portfolio. On that date, the net after-tax effect of that loss was $284,000, which was included in accumulated other comprehensive loss within shareowners’ equity. There were no unrealized gains or losses related to investment securities as of June 30, 2007.
In June 1999, the Company purchased a 14% interest (12% on a fully diluted basis) in Cybernet Systems Corporation (Cybernet) for $3,000,000. Cybernet is a developer of hardware, software, next-generation network computing, and robotics products. It is located in Ann Arbor, Michigan. The investment is accounted for under the equity method and is included in other noncurrent assets and in goodwill on our balance sheets. At June 30, 2007 and 2006, the Company’s investment in Cybernet amounted to $2,248,000 and $1,645,000, respectively, representing its equity interest in Cybernet’s net assets plus $770,000 of goodwill. The Company believes that the equity method is appropriate given Sparton’s level of involvement in Cybernet. Sparton’s current President and CEO is one of three Cybernet Board members, and as part of that position is actively involved in Cybernet’s oversight and operations. In addition, he has a strategic management relationship with the owners, who are also the other two board members, resulting in his additional involvement in pursuing areas of common interest for both Cybernet and Sparton. The use of the equity method requires Sparton to record its share of Cybernet’s income or loss in earnings (“Equity income (loss) in investment”) in Sparton’s income statements with a corresponding increase or decrease in the investment account (“Other assets”) in Sparton’s balance sheets. In addition, Sparton’s share of unrealized gains (losses) on available-for-sale securities held by Cybernet, if any, is carried in accumulated other comprehensive income (loss) within the shareowners’ equity section of Sparton’s balance sheets. The unrealized gains (losses) on available-for-sale securities at June 30, 2006 reflects Cybernet’s investment in Immersion Corporation, a publicly traded company, as well as other investments.
4. LONG-TERM CONTRACTS - Government contracts allow Sparton to submit for reimbursement progress billings, which are against inventory purchased by the Company for the contract, throughout the performance of the job. Inventories include costs of approximately $16,439,000 and $14,069,000 at June 30, 2007 and 2006, respectively, related to long-term contracts, reduced by progress billings of approximately $8,592,000 and $10,711,000, respectively, submitted to the U.S. government.
5. COMMON STOCK OPTIONS - As of July 1, 2005, SFAS No. 123(R) became effective for the Company. The Company had previously followed APB No. 25 and related Interpretations in accounting for its employee stock options. Under APB No. 25, no compensation expense was recognized, as the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of grant. Under SFAS No. 123(R), compensation expense is now recognized in the Company’s financial statements. Share-based compensation cost is measured on the grant date, based on the fair value of the award calculated at that date, and is recognized over the employee’s requisite service period, which generally is the options’ vesting period. Fair value is calculated using the Black-Scholes option pricing model. The Black- Scholes calculation used for the stock options granted during the fiscal year ended June 30, 2007, utilized the methodology and assumptions consistent with those used in prior periods under SFAS No. 123.

The Company has an incentive stock option plan under which 970,161 authorized and unissued common shares, which includes 760,000 original shares adjusted by 210,161 shares for the declaration of stock dividends, were reserved for option grants to directors and key employees at the fair market value of the Company’s common stock at the date of the grant. Options granted have either a five or ten-year term and become vested and exercisable cumulatively beginning one year after the grant date, in four equal annual installments. Options may terminate before their expiration dates if the optionee’s status as an employee is terminated, or upon death. Stock options for the purchase of 26,250 common shares (25,000 prior to the adjustment for the 5% stock dividend declared in October 2006) were granted by the Company during the first quarter of fiscal 2007.
Employee stock options, which are granted by the Company pursuant to a plan last amended and restated on October 24, 2001, are structured to qualify as “incentive stock options” (ISOs). Stock options granted to non-employee directors are non-qualified stock options (NQSO’s). Under current federal income tax regulations, the Company does not receive a tax deduction for the issuance, exercise or disposition of ISOs if the employee meets certain holding period requirements. If the employee does not meet the holding period requirement, a disqualifying disposition occurs, at which time the Company can receive a tax deduction. The Company does not record tax benefits related to ISOs unless and until a disqualifying disposition occurs. In the event of a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense. In accordance with SFAS No. 123(R), excess tax benefits (where the tax deduction exceeds the recorded compensation expense) are credited to “capital in excess of par value” in the consolidated statement of shareowners’ equity and tax benefit deficiencies (where the recorded compensation expense exceeds the tax deduction) are charged to “capital in excess of par value” to the extent previous excess tax benefits exist.
Share-based compensation expense and related tax benefit totaled $228,000 and $27,000, and $344,000 and $5,000 respectively, for the years ended June 30, 2007 and 2006. Basic and diluted earnings (loss) per share were impacted by approximately $.02 and $.03, respectively. As of June 30, 2007, unrecognized compensation costs related to nonvested awards amounted to $423,000 and will be recognized over a remaining weighted average period of approximately 1.57 years.
The following sets forth a reconciliation of net income and earnings per share information for the year ended June 30, 2005, as if the Company had recognized compensation expense based on the fair value at the grant date for awards under the plan:

2005
Net income (loss), as reported	$8,112,000
Deduct: Total share-based compensation expense determined under the fair value method for all awards, net of tax effects	(175,000)

Pro forma net income (loss)	$7,937,000

Pro forma earnings (loss) per share:
Basic earnings (loss) per share — after stock dividends	$0.82

Diluted earnings (loss) per share — after stock dividends	$0.81

The following table summarizes additional information about stock options outstanding and exercisable at June 30, 2007:

	Options Outstanding			Options Exercisable
Range of		Wtd. Avg. Remaining	Wtd. Avg.		Wtd. Avg.
Exercise Prices	Number of shares	Contractual Life (years)	Exercise Price	Number of shares	Exercise Price
$6.52 to $8.57	300,303	5.74	$7.82	194,166	$7.43
In general, the Company’s policy is to issue new shares upon the exercise of stock options. A summary of option activity under the Company’s stock option plan for each of the years ended June 30, 2007, 2006 and 2005 is presented below. The intrinsic value of a stock option reflects the difference between the stock price of the share under option at the measurement date (i.e., date of exercise or date outstanding in the table below) and its exercise price. Stock options are excluded from this calculation if their exercise price is above the stock price of the share under option at the measurement date. The aggregate intrinsic value of options exercisable at June 30, 2007, was $66,000, with a weighted average remaining contractual life of 4.41 years. All options presented have been adjusted to reflect the impact of the 5% common stock dividend declared in October 2006.

			Weighted
		Weighted	Average Remaining
	Total Shares	Average	Contractual	Aggregate
	Under Option	Exercise Price	Term (years)	Intrinsic Value
Outstanding at July 1, 2004	648,332	$5.23	2.87
Granted	170,447	$8.52
Exercised	(61,383)	$4.46		$275,000
Forfeited or expired	(12,942)	$5.90

Outstanding at June 30, 2005	744,454	$6.05	3.75

Granted	—	—
Exercised	(167,953)	$4.28		$820,000
Forfeited or expired	(33,577)	$6.48

Outstanding at June 30, 2006	542,924	$6.69	3.59	$817,000

Granted	26,250	$8.48
Exercised	(250,156)	$5.73		$645,000
Forfeited or expired	(18,715)	$6.22

Outstanding at June 30, 2007	300,303	$7.82	5.74	$66,000

The weighted average exercise price and the grant date average fair value, calculated using the Black-Scholes model, are reflected in the table below.

	Exercisable options			Nonvested options
	Number	Wtd. Avg.	Grant Date	Number	Wtd. Avg.	Grant Date
Options Outstanding at:	of Shares	Exercise Price	Avg. Fair Value (1)	of Shares	Exercise Price	Avg. Fair Value (1)
June 30, 2005	494,904	$5.10	$2.80	249,550	$7.92	$4.30
June 30, 2006	387,152	$6.10	$3.96	155,772	$8.12	$4.30
June 30, 2007	194,166	$7.43	$4.19	106,137	$8.55	$4.90

Shares remaining
available for grant
As of June 30, 2005	140,031
As of June 30, 2006	172,708
As of June 30, 2007	193,688
Under SFAS No. 123(R), fair value was estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions for the options granted during the years ended June 30:

	2007 (1)	2006	2005 (1)
Expected option life	10 yrs	—	l0 yrs
Expected volatility	32.2%	—	33.3%
Risk- free interest rate	4.7%	—	4.2%
Cash dividend yield	0.0%	—	0.0%
Weighted average grant date fair value	$4.75	—	$4.84

(1)	Black-Scholes assumptions information: Expected life is the time until expiration of the options, which is consistent with the timing of the exercise of options historically experienced by the Company. The expected volatility is based on a 10-year look-back of average stock prices which is consistent with the current exercise life of options awarded. Risk free interest rate is based upon the yield on 10-year treasury notes. Cash dividend yield has been set at zero, as the Company has not historically declared or paid cash dividends on a regularly scheduled basis. Grant date average fair value and weighted average grant date fair value have not been adjusted for stock dividends previously distributed.

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
The Company’s investment policy is based on a review of the actuarial and funding characteristics of the plan. Capital market risk and return opportunities are also considered. The investment policy’s primary objective is to achieve a long-term rate of return consistent with the actuarially determined requirements of the plan, as well as maintaining an asset level sufficient to meet the plan’s benefit obligations. A target allocation range between asset categories has been established to enable flexibility in investment, allowing for a better alignment between the long-term nature of pension plan liabilities, invested assets, and current and anticipated market returns on those assets. The weighted average expected long-term rate of return is based on a fiscal fourth quarter 2007 review of such rates.
Below is a summary of pension plan asset allocations, along with expected long-term rates of return as of June 30, 2007, by asset category. Equity securities include 407,259 and 387,866 shares of Sparton common stock valued at $2,932,000 and $3,297,000 at June 30, 2007 and 2006, respectively, which represents 44% and 28% of the total investment in equity securities at those dates. The increase in Sparton shares held in the pension plan was a result of the 5% stock dividend declared in October 2006.

	Weighted Average Allocation			Weighted Average Expected
	For the year ended June 30			Long-term Rate of Return
	Target	Actual		as of June 30, 2007

	2007	2007	2006
Asset Category:

Equity securities	40 - 70%	59%	76%	9.2%
Fixed income securities	30 - 60	39	19	5.6
Cash and cash equivalents	0 - 10	2	5	4.8

		100%	100%

The weighted average assumptions used to determine benefit obligations and net periodic benefit cost for fiscal 2007, 2006 and 2005 were as follows:

	Benefit Obligation			Benefit Cost
	2007	2006	2005	2007	2006	2005

Discount rate	6.00%	6.00%	5.75%	6.00%	5.75%	5.75%
Expected return on plan assets	7.50	7.50	7.50	7.50	7.50	7.50
Rate of compensation increase	4.25	4.25	4.50	4.25	4.50	4.50
Net periodic pension expense of $497,000, $548,000, and $480,000 was recognized in fiscal 2007, 2006 and 2005, respectively. In addition, during fiscal 2007 an additional $922,000 settlement loss was recognized in connection with lump-sum benefit distributions. These lump-sum distributions were made over the last several years. The total adjustment of $922,000, while relating to current as well as prior year activity, was recorded in fiscal 2007. The amount related to prior years was immaterial to the financial results of each of the years affected. Substantially all plan participants elect to receive their retirement benefit payments in the form of lump-sum settlements. Pro rata settlement losses, which can occur as a result of these lump-sum payments, are recognized only in years when the total of such settlement payments exceed the sum of the service and interest cost components of net periodic pension expense. The components of net periodic pension expense for each of these fiscal years were as follows:

	2007	2006	2005
Net periodic pension expense:
Service cost	$493,000	$514,000	$549,000
Interest cost	633,000	650,000	663,000
Expected return on plan assets	(867,000)	(907,000)	(978,000)
Amortization of prior service cost	101,000	97,000	96,000
Amortization of unrecognized net actuarial loss	137,000	194,000	150,000

Net periodic pension expense	497,000	548,000	480,000
Pro rata recognition of lump sum settlements	922,000	—	—

Total periodic pension expense	$1,419,000	$548,000	$480,000

The following tables summarize the changes in benefit obligations, plan assets and funded status of the plan at March 31, 2007 and 2006 (measurement dates):

	2007	2006

Change in prepaid benefit cost:
Prepaid benefit cost at fiscal year beginning July 1	$4,421,000	$4,969,000
Net periodic cost for fiscal year	(497,000)	(548,000)
Pro rata recognition of lump sum settlements	(922,000)	—

Prepaid benefit cost at fiscal year end on June 30 (Prior to the 2007 implementation of SFAS No. 158)	$3,002,000	$4,421,000

Change in projected benefit obligation:
Projected benefit obligation at prior measurement date	$11,794,000	$12,409,000
Service cost	493,000	514,000
Interest cost	633,000	650,000
Actuarial gains	(22,000)	(47,000)
Benefits paid	(1,417,000)	(1,732,000)

Projected benefit obligation at current measurement date	$11,481,000	$11,794,000

Change in plan assets:
Fair value of plan assets at prior measurement date	$12,759,000	$13,280,000
Actual return on plan assets	127,000	1,211,000
Benefits paid	(1,417,000)	(1,732,000)

Fair value of plan assets at current measurement date	$11,469,000	$12,759,000

Reconciliation of funded status to amounts reported on balance sheets:
Projected benefit obligation	$(11,481,000)	$(11,794,000)
Fair value of plan assets	11,469,000	12,759,000

Funded status — net balance sheet (liability )/asset	(12,000)	965,000
Unrecognized prior service cost	515,000	616,000
Unrecognized net actuarial loss	2,499,000	2,840,000

Prepaid benefit cost at fiscal year end on June 30 (Prior to the 2007 implementation of SFAS No. 158)	$3,002,000	$4,421,000

The incremental effect of applying SFAS No. 158 on individual line items on Sparton’s balance sheet as of June 30, 2007 are as follows:

		SFAS No. 158
		Adoption	After
	Before	adjustments-unrecognized	application
	application of	actuarial loss and	of
	SFAS No. 158	prior service cost	SFAS No. 158
Prepaid pension asset (accrued pension liability)	$3,002,000	$(3,014,000)	$(12,000)

Accumulated other comprehensive loss, pre-tax	$—	$(3,014,000)	$(3,014,000)
Related deferred income taxes	—	1,025,000	1,025,000

Accumulated other comprehensive loss, net of tax	$—	$(1,989,000)	$(1,989,000)

Deferred income tax asset — non current	$3,605,000	$1,025,000	$4,630,000

The amounts recognized in accumulated other comprehensive loss as of June 30, 2007 consist of the adjustment to initially apply SFAS No. 158 at that date in the amount of $3,014,000, less the related deferred tax benefit of $1,025,000, for a net of tax result of $1,989,000 as a reduction of shareowners’ equity. Of the $3,014,000 that has not yet been recognized in net periodic pension expense, amounts expected to be recognized as components of net periodic pension expense during the next fiscal year ending June 30, 2008 total $224,000, consisting of amortization of net prior service cost of $102,000 and amortization of net actuarial loss of $122,000, pursuant to the Company’s historical accounting policy for amortizing such amounts.
Expected benefit payments for the defined benefit plan for the next ten fiscal years are as follows: 2008 — $1,103,000; 2009 — $1,079,000; 2010 — $1,177,000; 2011 — $1,092,000; 2012 — $1,010,000; 2013 — 2017 (in aggregate) — $4,770,000. The accumulated benefit obligation for the defined benefit plan was $10,837,000 and $10,897,000 at June 30, 2007 and 2006, respectively. No cash contributions to the plan were required or paid in fiscal 2007 or 2006 due to its funded status. Pension contributions anticipated to be required to be made are as follows: 2008 — $79,000; 2009 — $579,000; 2010 — $0; 2011 — $276,000; 2012 — $652,000; 2013 — $729,000.
Defined Contribution Plans
Effective with the April 1, 2000, change in the defined benefit plan, the Company expanded an existing defined contribution plan to cover all U.S. based operating subsidiaries. Through December 31, 2001, the Company matched 50 percent of participants’ basic contributions of up to 5 percent of their wages, with the matching contribution consisting of cash. As of January 1, 2002, the matching contribution was increased to 50 percent of participants’ basic contributions of up to 6 percent of their wages, with the matching cash contributions directed to be invested in Sparton common stock. During the fiscal years ended 2007, 2006 and 2005, approximately 85,000, 79,000 and 81,000 shares of Sparton common stock, respectively, were purchased by the plan, through the public markets by the trustee, using employer cash contributions. As of June 30, 2007, 395,000 shares of Sparton common stock were held in the 401(k) plan. Prior to July 1, 2007, employer contributions were directed to the investment of Sparton common stock, which investment could not be redirected. No employee contributions could be invested in such shares. As of July 1, 2007, a participant’s investment in Sparton common stock may be directed, at the participant’s election and subject to certain limitations, to other available investment options. Also effective July 1, 2007, at the election of the participant, both employee and employer contributions may be invested in any of the available investment options under the plan, which election options now include Sparton common stock. However, an employee’s total investment in Sparton common stock is subject to a 20% limitation of the total value of the employee’s fund balance. Amounts expensed under the plan were approximately $704,000, $769,000 and $810,000 for the years ended June 30, 2007, 2006 and 2005, respectively. As of June 30, 2007, plan assets totaled $18.7 million.
Canadian based salaried employees participate in a profit sharing program whereby the Company pays the greater of a) 8% of the net profits of the Canadian facility before taxes, but not greater than 8% of the total earnings of the members of the plan or b) 1% of the earnings of the participants in the plan. Canadian based hourly employees participate in a collectively bargained pension plan whereby the Company contributes $0.45 per hour, up to 2,080 hours annually, for each employee. For fiscal 2007, 2006, and 2005, the Company expensed approximately $66,000, $83,000, and $142,000, respectively, under the two plans.
Sparton Medical Systems, Inc., the Company’s recently acquired subsidiary, maintains a separate defined contribution plan, to which no matching contributions were made by Sparton. Therefore, during fiscal 2007 and 2006, no expense was incurred by the Company under this plan. As of July 1, 2007, employees of Sparton Medical Systems, Inc. will be covered under, and participate in, both Sparton’s existing defined contribution plan as well as the defined benefit plan.

7. INCOME TAXES — Significant components of deferred income tax assets and liabilities at June 30, 2007 and 2006, are as follows:

	2007	2006
Deferred tax assets:
U.S. net operating loss carryovers	$3,413,000	$567,000
Environmental remediation	2,039,000	2,263,000
Inventories	1,072,000	1,446,000
Employment and compensation accruals	654,000	622,000
State tax carryovers	426,000	—
Canadian tax carryovers	301,000	616,000
Equity investment	256,000	462,000
AMT credit carryovers	218,000	—
Other	282,000	64,000

Total deferred tax assets	8,661,000	6,040,000
Less valuation allowance — non current	(542,000)	(616,000)

	8,119,000	5,424,000
Deferred tax liabilities:
Property, plant and equipment	778,000	1,116,000
Pension asset	—	1,592,000
Goodwill and other intangibles	357,000	—
Other	67,000	—

Total deferred tax liabilities	1,202,000	2,708,000

Net deferred tax assets	$6,917,000	$2,716,000

Deferred income taxes are included in the balance sheets at June 30, 2007 and 2006, as follows:

	2007	2006
Deferred income tax assets, current	$2,287,000	$2,662,000
Deferred income tax assets, non current	4,630,000	54,000

	$6,917,000	$2,716,000

Income (loss) before income taxes by country consists of the following amounts:

	2007	2006	2005
United States	$(12,198,000)	$(545,000)	$10,716,000
Canada	107,000	591,000	1,264,000
Vietnam	(285,000)	(341,000)	(618,000)

	$(12,376,000)	$(295,000)	$11,362,000

The provision (credit) for income taxes consists of the following components:

	2007	2006	2005
Current:
United States	$(199,000)	$—	$2,922,000
State and local	(416,000)	(10,000)	193,000

	(615,000)	(10,000)	3,115,000
Deferred — United States	(3,992,000)	(383,000)	135,000

	$(4,607,000)	$(393,000)	$3,250,000

The consolidated effective income tax (credit) rate differs from the statutory U.S. federal tax rate for the following reasons and by the following percentages:

	2007	2006	2005
Statutory U.S. federal income tax (credit) rate	(34.0)%	(34.0)%	34.0%
Significant increases (reductions) resulting from:
Canadian tax loss carryovers	(0.5)	(75.3)	(4.0)
Foreign loss with no tax benefit	0.8	39.4	1.9
Tax benefit of foreign sales	—	(63.5)	(2.4)
Tax exempt income	(0.2)	(30.9)	(0.5)
State and local income taxes, net of federal benefit	(2.2)	(3.4)	1.8
Other	(1.1)	34.5	(2.2)

Effective income tax (credit) rate	(37.2)%	(133.2)%	28.6%

For U.S. income tax purposes, approximately $10,039,000 of net operating loss carryovers is available to offset future taxable income as of June 30, 2007. The net operating loss carryovers expire in 2027. In addition, alternative minimum tax (AMT) credit carryovers of approximately $218,000 are available for U.S. income tax purposes, with an unlimited carryforward period. For state income tax purposes, the Company also has approximately $7,966,000 of net operating loss carryovers, of which $1,760,000 expires in 2012 and $6,206,000 expires in 2027. Management believes that realization of the deferred tax assets related to these net operating loss and credit carryovers is more likely than not and, therefore, a related valuation allowance was not considered necessary. For financial reporting purposes, valuation allowances related to contribution carryovers and stock options in the amounts of $59,000 and $182,000, respectively, have been established as of June 30, 2007. The excess tax benefit in the amount of $182,000 related to stock options reporting will be credited to “capital in excess of par value” in the year that the net operating loss carryovers are fully utilized.
For Canadian income tax purposes, approximately $885,000 of scientific research and development expenditures carryovers were available at June 30, 2007, for carryover against Canadian source income in future tax years. The scientific research and development expenditures have an unlimited carryover period. For financial reporting purposes, a valuation allowance of $301,000 has been established for the deferred tax asset related to the available Canadian carryovers at June 30, 2007. The Company’s operations in Vietnam are subject to a four-year tax holiday, with the possible extension to an eight-year tax holiday. The Company’s Vietnamese operations resulted in a loss of $285,000 for the year. Due to the Vietnam tax holiday associated with this facility, no tax benefit is available to be recognized.
8. LEASES — The Company leases a substantial portion of its production machinery and data processing equipment. Such leases, some of which are noncancelable and in many cases include purchase or renewal options, expire at various dates. Generally, the Company is responsible for maintenance, insurance and taxes relating to these leased assets. Rent expense under agreements accounted for as operating leases was $5,730,000 in fiscal 2007, $4,972,000 in fiscal 2006, and $5,486,000 in fiscal 2005. At June 30, 2007, future minimum lease payments for all noncancelable operating leases totaled $12,350,000, and are payable as follows: 2008 - $4,947,000; 2009 - $3,904,000; 2010 - $2,097,000; 2011 - $915,000; 2012 - $487,000. The Company does not have any capital leases. All leases are operating leases, generally for machinery and equipment, with monthly payments over a fixed term in equal, non-escalating amounts.
9. BORROWINGS
Short-term debt maturities and line of credit — Short-term debt as of June 30, 2007, includes the current portion of long-term bank loan debt of $2,000,000, the current portion of long-term notes payable debt of $1,822,000, and the current portion of Industrial Revenue bonds of $100,000. Both the bank loan and the notes payable were incurred as a result of the Company’s purchase of SMS on May 31, 2006, and are due and payable in equal installments over the next several years as further discussed below. The Industrial Revenue bonds were assumed at the time of SMS’s purchase and were previously incurred by Astro Instrumentation, LLC.
The Company also has available an unsecured $20,000,000 revolving line-of-credit facility provided by National City Bank to support working capital needs and other general corporate purposes. Interest on borrowings is charged using a floating rate of 1.25% plus a base rate determined by reference to a specified index, which as of June 30, 2007 equaled an effective rate of 6.82%. As of June 30, 2007, there was $1 million drawn against this credit facility, with accrued interest on that borrowing of approximately $1,000. Borrowings are due on demand.
Long-term debt — Long-term debt, all of which arose in conjunction with the SMS acquisition, consists of the following obligations as of June 30, 2007 and 2006, respectively:

	2007	2006
Industrial revenue bonds, face value	$2,376,000	$2,477,000
Less unamortized purchase discount	141,000	150,000

Industrial revenue bonds, carrying value	2,235,000	2,327,000
Bank loan	8,000,000	10,000,000
Notes payable	5,776,000	7,500,000

Total long-term debt	16,011,000	19,827,000
Less current portion	3,922,000	3,816,000

Long-term debt, net of current portion	$12,089,000	$16,011,000

The bank loan with initial principal of $10 million was provided by National City Bank. This loan is to be repaid over five years, with required quarterly principal payments of $500,000 which commenced on September 1, 2006. This loan bears interest at the variable rate of LIBOR plus 100 basis points, with interest calculated and payable quarterly along with the principal payment. As of June 30, 2007, this interest rate equaled 6.32%, with accrued interest of $41,000, compared to $52,000 in fiscal 2006. As a condition of this bank loan, the Company is subject to compliance with certain customary covenants, which became applicable for the Company on June 30, 2007. This debt is not secured.
The two notes payable with initial principal of $3,750,000 each, totaling $7.5 million, are payable to the sellers of Astro

Instrumentation, LLC, now operated under Sparton Medical Systems, Inc. (SMS). These notes are to be repaid over four years, in aggregate semi-annual payments of principal and interest in the combined amount of $1,057,000 on June 1 and December 1 of each year commencing December 1, 2006. These notes each bear interest at 5.5% per annum. The notes are proportionately secured by the stock of SMS. As of June 30, 2007 and 2006, there was interest accrued in the amount of $26,000 and $34,000, respectively.
The Company assumed repayment of principal and interest on bonds originally issued to Astro by the State of Ohio. These bonds are Ohio State Economic Development Revenue Bonds, series 2002-4. Astro originally entered into the loan agreement with the State of Ohio for the issuance of these bonds to finance the construction of Astra’s current operating facility. The principal amount, including premium, was issued in 2002 and totaled $2,845,000. These bonds have interest rates which vary, dependent on the maturity date of the bonds. Due to an increase in interest rates since the original issuance of the bonds, a discount amounting to $151,000 on the date of assumption by Sparton was recorded.
Scheduled principal maturities for each of the five years succeeding June 30, 2007 and thereafter, are summarized as follows:

				Stated
		Amortization of	Carrying	Semi-Annual
Year ended June 30	Face Amount	Purchase Discount	Value	Interest Rate
2008	$110,000	$ 10,000	$100,000	3.50% - 5.00%
2009	116,000	9,000	107,000	5.00%
2010	121,000	10,000	111,000	5.00%
2011	130,000	9,000	121,000	5.00%
2012	136,000	10,000	126,000	5.00%
2013 - 2015	442,000	28,000	414,000	5.00%
2016 - 2022	1,321,000	65,000	1,256,000	5.45%

	$2,376,000	$141,000	$2,235,000

The bonds carry certain sinking fund requirements generally obligating the Company to deposit funds into a sinking fund. The sinking fund requires the Company to make monthly deposits of one twelfth of the annual obligation plus accrued interest. The purchase discount is being amortized ratably over the remaining term of the bonds. Amortization expense for the fiscal years ended June 30, 2007 and 2006 were approximately $9,000 and $800, respectively. The Company also has an irrevocable letter of credit in the amount of $284,000, which is renewable annually, to secure repayment of a portion of the bonds.
Scheduled aggregate principal maturities of all long-term debt for each of the five years succeeding June 30, 2007 and thereafter, is presented below:

	Total	2008	2009	2010	2011	2012	Thereafter
Maturities	$16,011,000	$3,922,000	$4,030,000	$4,142,000	$2,121,000	$126,000	$1,670,000
10. COMMITMENTS AND CONTINGENCIES
Environmental Remediation
One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been involved with ongoing environmental remediation since the early 1980s. In December 1999, the Company increased its accrual for the cost of addressing environmental impacts associated with its Coors Road facility by $10,000,000 pre-tax. This increase to the accrual was in response to a Consent Decree settling lawsuits, as well as a related administrative enforcement action, and covered costs expected to be incurred over the next thirty years.
At June 30, 2007, Sparton has accrued $5,998,000 as its best estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which $372,000 is classified as a current liability and included on the balance sheet in other accrued liabilities. The Company’s minimum cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements.
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
In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (DOE) and others to recover certain remediation costs. Under the settlement terms, Sparton received $4,850,000 cash and the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8,400,000 incurred from the date of settlement. With the settlement, Sparton received cash and obtained some degree of risk protection, with the DOE agreeing to reimburse future costs incurred above the established level.
In 1995, Sparton Corporation and Sparton Technology Inc. (STI) filed a Complaint in the Circuit Court of Cook County, Illinois, against Lumbermens Mutual Casualty Company and American Manufacturers Mutual Insurance Company demanding reimbursement of expenses incurred in connection with its remediation efforts at the Coors Road facility based on various primary and excess comprehensive general liability policies in effect between 1959 and 1975. In 1999, the Complaint was amended to add various other excess insurers, including certain London market insurers and Fireman’s Fund Insurance Company. In June 2005, Sparton reached an agreement under which Sparton received $5,455,000 in cash in July 2005. This agreement reflects a recovery of a portion of past costs the Company incurred in its investigation and site remediation efforts, which began in 1983, and was recorded as income in June of fiscal 2005. In October 2006, an additional one-time recovery of $225,000 was reached with an additional insurance carrier. The Company continues to pursue an additional recovery from one remaining excess carrier. The probability and amounts of recovery are uncertain at this time.
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
The jury trial commenced on September 19, 2005 and concluded on November 9, 2005. The jury awarded STI damages in the amount of $3.6 million, of which approximately $1.9 million represented costs related to the acquisition of raw materials. These costs were previously deferred. As of June 30, 2007, $1.6 million of these costs ($1.9 million as of June 30, 2006) are included in other non current assets on the Company’s balance sheets. As a result of post-trial proceedings, the judgment in Sparton’s favor was reduced to $1.9 million, which would enable the Company to recover the deferred costs and, accordingly, there would be no significant impact on operating results. An amended judgment was entered for $1.9 million in Sparton’s favor on April 5, 2006. On May 1, 2006, NRTC filed an appeal of the judgment with the U.S. Court of Appeals for the Sixth Circuit which could impact the ultimate result.
The Company has pending an action before the Federal Court of Claims to recover damages arising out of an alleged infringement by the U.S. Navy of certain patents held by Sparton and used in the production of sonobuoys. The case was dismissed on summary judgment, however, the decision of the Court of Claims was reversed by the Court of Appeals for the Federal Circuit. The case is currently scheduled for trial in the second quarter of calendar 2008. The likelihood that the claim will be resolved and the extent of any recovery in favor of the Company is unknown at this time.
Product Issues
Some of the printed circuit boards supplied to the Company for its aerospace sales were discovered in fiscal 2006 to be nonconforming and defective. The defect occurred during production at the board supplier’s facility, prior to shipment to Sparton for further processing. The Company and our customer, who received the defective boards, have contained the defective boards. While investigations are underway, $2.8 million of related product and associated expenses have been classified in Sparton’s balance sheet within other non current assets as of June 30, 2007 ($2.9 million as of June 30, 2006). In August 2005, Sparton Electronics Florida, Inc. filed an action in U.S. District Court of Florida against Electropac Co., Inc. and a related company (the raw board manufacturer) to recover these costs. The likelihood that the claim will be resolved and the extent of the Company’s recovery, if any, is unknown at this time. No loss contingency has been established at June 30, 2007.

11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) — The following unaudited information presents selected financial performance measures by quarter for each of the years ended June 30, 2007 and 2006, respectively:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales
2007	$48,316,771	$53,056,457	$47,725,992	$50,986,632
2006	$37,306,118	$37,693,154	$45,303,199	$50,502,511
Gross profit
2007	$740,766	$3,469,189	$695,868	$1,051,194
2006	$1,580,668	$3,840,390	$4,740,671	$3,890,292
Net income (loss)
2007	$(2,464,143)	$(1,377,581)	$(2,293,558)	$(1,633,345)
2006	$(1,298,946)	$201,805	$727,332	$468,165

Earnings (loss) per share — basic and diluted
2007	$(0.25)	$(0.14)	$(0.23)	$(0.17)
2006	$(0.13)	$0.02	$0.08	$0.05
Fiscal 2007 quarterly amounts shown above include the results for Sparton Medical Systems, Inc. (SMS), the Company’s recently acquired wholly owned subsidiary. Fourth quarter 2006 performance includes one month of operations in fiscal 2006. SMS’s net sales and gross profit, which is included in the consolidated numbers above, is as follows:

	Sparton Corporation	Sparton Medical Systems, Inc.
	Consolidated	(SMS)
Net sales
2007	$200,085,852	$49,620,195
2006	$170,804,982	$3,358,398
Gross profit
2007	$5,957,017	$4,757,457
2006	$14,052,021	$456,563
In the fourth quarter of fiscal 2007 and 2006, the Company experienced significant completion issues on several government sonobuoy programs, resulting in change in estimates adversely impacting operating results by $717,000 and $903,000, respectively, during these quarters. In addition, in fiscal 2006 two medical programs incurred negative margins of $269,000 during the fourth quarter.
During fiscal 2007, $1,419,000 of pension expense was recorded for the year with approximately $1,046,000 of this expense occurring in the fourth quarter. This expense compares to the prior year’s expense of $548,000, of which $137,000 was in recorded the fourth quarter of fiscal 2006. A further discussion of pension expense is included in Note 6.
Net income increased by $551,000 and $219,000 in the fourth quarter of fiscal 2007 and 2006 due to the lower than expected effective tax rate (benefit) of (37%) and (133%), respectively. The tax rate used in the prior quarters of fiscal 2007 and 2006 was based on anticipated financial results which did not materialize. The effective tax rate used previously in fiscal 2007 and 2006 was based upon expected higher fourth quarter earnings and, in fiscal 2006, less of an impact from the continuing slide of the U.S. dollar against the Canadian dollar. The combination of these factors in the fourth quarters, and the final tax provision calculations, greatly affected the final tax benefit in the fourth quarters of these fiscal years in a manner not previously anticipated.
Translation adjustments for our Canadian and Vietnamese facilities, along with gains and losses from foreign currency transactions, are included in current earnings and, in the aggregate, amounted to pre-tax income of $530,000 and $318,000, during the fourth quarter of the fiscal years ended June 30, 2007 and 2006, respectively.

12. BUSINESS, GEOGRAPHIC, AND SALES CONCENTRATION — The Company operates in one business segment, electronic manufacturing services (EMS).
Sales to individual customers in excess of 10% of total sales for the year were as follows:

Customer	2007	2006	2005
Honeywell	18%	19%	28%
Siemens Diagnostic	18%	*	*
Bally	12%	20%	13%

(*)	denotes sales were below 10% of total.
Sales to U.S. government agencies, primarily anti-submarine warfare (ASW) devices produced for the Navy, were $24,615,000 in fiscal 2007, $37,199,000 in fiscal 2006, and $28,510,000 in fiscal 2005.
Net sales were made to customers located in the following countries:

	2007	2006	2005
United States	$158,234,000	$152,200,000	$149,841,000
Ireland (1)	24,681,000	1,711,000	—
Canada	15,053,000	14,210,000	8,584,000
Other foreign countries (2)	2,118,000	2,684,000	8,732,000

Consolidated total	$200,086,000	$170,805,000	$167,157,000

(1)	Any sales to Ireland in fiscal 2005 were minimal and would be included in sales to other foreign countries in that fiscal year.

(2)	No other single country accounted for 10% or more of export sales in the fiscal years ended 2007, 2006, or 2005.
ASW devices and related engineering contract services to the U.S. government and foreign countries contributed approximately $28,637,000 (14%), $36,674,000 (22%), and $27,151,000 (16%), respectively, to total sales for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.
The Company’s investment in property, plant and equipment, presented net of accumulated depreciation, which are located in the United States, Canada and Vietnam, are summarized as follows as of June 30:

	2007	2006
United States	$13,782,000	$13,145,000
Canada	944,000	1,065,000
Vietnam	2,996,000	3,389,000

Consolidated total	$17,722,000	$17,599,000

13. BUSINESS ACQUISITION — On May 31, 2006, the Company announced that a membership purchase agreement was signed, and the acquisition of Astro Instrumentation, LLC (“Astro”) was completed. Astro was a privately owned EMS provider located in Strongsville, Ohio that had been in business for approximately five years, with a sales volume for its year ended December 31, 2005, of approximately $34 million. The newly acquired entity was merged into Astro Instrumentation, Inc., a wholly owned subsidiary of the Company incorporated in the state of Michigan. In January 2007, Astro was renamed Sparton Medical Systems, Inc. (SMS). The acquisition of Astro furthered the Company’s strategy of identifying, evaluating and purchasing potential acquisition candidates in both the defense and medical device markets.
The purchase price as of the acquisition date was approximately $26.15 million, plus the extinguishment by Sparton at closing of $4.22 million in seller credit facilities and the assumption of $2.32 million in bonded debt. The purchase price was funded using a combination of cash, $10 million in bank debt, and $7.5 million in notes payable to Astro’s previous owners (sellers). Additional contingent cash purchase consideration may be paid to the sellers over the four years following the closing based on 20% of Astro’s earnings before interest, depreciation and taxes as defined, and if paid will be added to goodwill. This additional contingent consideration, which is measured beginning with the start of the fiscal year which commenced on July 1, 2006, is based annually on Astro’s fiscal 2007-2010 performance. For the year ended June 30, 2007, such additional consideration was determined to be earned by the sellers and amounted to approximately $596,000, which was accrued for and included in other accrued liabilities.

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

Net working capital:
Cash and cash equivalents	$809,000
Accounts receivable	4,101,000
Inventories	9,817,000
Prepaid expenses and other current assets	83,000

Total current assets	14,810,000
Less: Total non-debt current liabilities	(6,274,000)

Total net working capital	8,536,000
Property, plant and equipment	2,884,000
Other assets	34,000
Goodwill and other intangible assets (Note 14)	21,739,000

Total purchase price	$33,193,000

Cash consideration, paid at closing	$18,650,000
Seller notes issued	7,500,000

26,150,000
Direct acquisition costs	500,000

26,650,000
Seller long-term liabilities extinguished at closing or assumed	6,543,000

Total consideration exchanged	$33,193,000

The components of the intangible assets identified above as of the acquisition date considered a number of factors and are summarized as follows:

		Remaining
	Amount	Useful Life
Amortizable identified intangibles:
Customer relationships	$6,600,000	15 yrs
Covenants not to compete	165,000	4 yrs

	6,765,000
Goodwill	14,974,000	—

Total intangible assets purchased	$21,739,000

The customer relationships and noncompetition agreements are being amortized using the straight-line method based on estimated weighted undiscounted cash flows over their estimated useful lives. The straight-line method is being used to amortize the identified intangibles because the Company does not believe an accelerated pattern of consumption of these assets can be reliably determined, and expected undiscounted cash flows are reasonably consistent with a more ratable decline in value over time. The implied value of goodwill, which is deductible for income tax purposes, is derived from consideration of a number of factors, including the experience of the assembled work force, and related production know-how and technical proficiency in place to support and augment SMS’s production, design, and development capabilities in the highly specialized fluid science and diagnostic laboratory equipment niche of the complex medical device industry, which management believes favorably positions SMS as a supply source for significant potential new customers seeking to outsource electromechanical contract manufacturing and assembly activities.
The unaudited pro forma consolidated net sales, net income and diluted earnings per share for the fiscal year ended June 30, 2006 would have been as follows had the acquisition of Astro been made at the beginning of the period:

2006
Net sales	$204,550,000

Net income (loss)	$(345,000)

Earnings (loss) per share, basic and diluted	$(0.04)

The pro forma results above reflect interest on the debt assumed or issued to fund part of the purchase price, assuming the acquisition occurred as of July 1, 2004, with interest calculated at rates assumed to have been in effect for the respective period. These pro forma amounts assume income taxes imputed at the Company’s consolidated effective income tax rate.
The unaudited pro forma amounts are not intended to represent or necessarily be indicative of the Company’s consolidated results that would have occurred if the Astro acquisition had been completed as of the beginning of the period presented and, therefore, should not be taken as indicative of the Company’s future consolidated operating results.
14. GOODWILL AND OTHER INTANGIBLES — The Company follows SFAS No. 141, Business Combinations (SFAS No. 141), and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually. Cybernet Systems Corporation’s (Cybernet) goodwill is reviewed for impairment annually. Goodwill and other intangibles related to Sparton Medical Systems, Inc. (SMS) are the result of the purchase which occurred in May 2006. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their estimated useful lives to their estimated residual values and be reviewed regularly for impairment. Goodwill from Cybernet and SMS were reviewed for impairment during the fourth quarter of fiscal 2007. These reviews resulted in no impairment charges. The change in the carrying amounts of goodwill and amortizable intangibles during the years ended June 30, 2007 and 2006 are as follows:

		Amortizable	Total
	Goodwill	Intangibles	Intangibles
Balance at July 1, 2005	$770,000	$—	$770,000
SMS acquisition	14,974,000	6,765,000	21,739,000
Amortization	—	(39,000)	(39,000)

Balance at June 30, 2006	$15,744,000	$6,726,000	$22,470,000

Goodwill additions	634,000	—	634,000
Amortization	—	(482,000)	(482,000)

Balance at June 30, 2007	$16,378,000	$6,244,000	$22,622,000

Goodwill — The balance of goodwill at July 1, 2005 is related to the Company’s investment in Cybernet Systems Corporation (Cybernet), as more fully described in Note 3. Additional goodwill in the amount of $14,974,000 in fiscal 2006 and $38,000 in fiscal 2007 was recorded as a result of the Company’s purchase of SMS in May 2006. Further, goodwill in the amount of $596,000 was recorded in fiscal 2007 resulting from accrued contingent consideration at June 30, 2007, determined to be earned by the sellers of SMS.
Other intangibles — Other intangibles of $6,765,000 were recognized upon the purchase of SMS in May 2006, consisting of intangibles for non-compete agreements of $165,000 and customer relationships of $6,600,000. These costs are being amortized ratably over 4 years and 15 years, respectively. Amortization during fiscal 2007 and 2006 amounted to $482,000 and $39,000, respectively. Amortization of intangible assets is estimated to be approximately $481,000 for each of the next three years, and approximately $440,000 for each of the subsequent 11 years.
15. PLANT CLOSING — On January 8, 2007, Sparton announced its commitment to close the Deming, New Mexico facility of Sparton Technology, Inc., a wholly-owned subsidiary of Sparton Corporation. The Deming facility produced wire harnesses for buses and provided intercompany production support for other Sparton locations. The closure of this plant was completed by March 31, 2007. The Deming wire harness production was discontinued, and the intercompany production support relocated to other Sparton facilities. The following is a summary of net sales and gross profit (loss) for the harness product line only for the fiscal years ended June 30, 2007, 2006 and 2005:

	2007	2006	2005
Net sales	$900,000	$3,255,000	$2,822,000

Gross profit (loss)	$(148,000)	$(24,000)	$(98,000)
During each of the past five fiscal years ended June 30, 2007, wire harness sales represented approximately 2% or less of Sparton’s consolidated net sales. Accordingly, the discontinuance of this product line will not be expected to have a significant impact on Sparton’s annual sales or gross profit results. During the quarter ended March 31, 2007, the Company incurred operating charges associated with employee severance costs of approximately $259,000, which was included in cost of goods sold, of which approximately $242,000 was ultimately paid as of June 30, 2007. The remaining $17,000 of severance accrued was reversed to income during the fourth quarter as the total estimated amount was not required.
The land, building, and majority of other Deming assets were sold, with some of the equipment located at the Deming facility having been relocated to other Sparton facilities, primarily in Florida, for their use in ongoing production activities. An agreement for the sale of the Deming land, building, equipment and applicable inventory was signed at the end of March 2007. The sale involved several separate transactions. The sale of the inventory and equipment for $200,000 was completed on March 30, 2007. The sale of the land and building for $1,000,000 closed on July 20, 2007. During the interim period, the purchaser leased the real property. The net value of the land and building to be sold is included in prepaid expenses and other current assets in the Company’s balance sheet as of June 30, 2007. The property, plant, and equipment of the Deming facility was almost fully depreciated, with the ultimate sale of this facility completed at a net gain of approximately $850,000. The gain will be recognized in full entirely in the first quarter of fiscal 2008 upon closing of the real estate transaction.
As of June 30, 2007, the following assets and liabilities of the Deming facility were included in the condensed consolidated balance sheet:

Current assets — net of assets held for sale	$9,000
Property and plant (net), held for sale	29,000

Total assets (all current)	$38,000

Liabilities (all current)	$136,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
In fiscal 2007, there were no changes in the Company’s independent accountants and there have been no disagreements with the Company’s accountants on accounting and financial disclosure.
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
As of June 30, 2007, an evaluation was performed by the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures continue to be effective as of June 30, 2007. There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Code of Ethics - Information with respect to the Company’s Governance Guidelines and the Code of Ethics (which applies to all officers and employees of the Company) is available at the Company’s website www.sparton.com under the heading “Investor Relations”. This information is also available free of charge upon request from the Company’s Shareowner Relations department at the corporate address. The Company’s Code of Ethics as currently in effect (together with any amendments that may be adopted from time to time) is posted on the website. To the extent any waiver is granted with respect to the Code of Ethics that requires disclosure under applicable SEC rules, such waiver will also be posted on the website.
Item 11. Executive Compensation
Information concerning executive compensation is included under “Executive Compensation” in the Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information on management and certain other beneficial ownership of the Company’s common stock is included under “Outstanding Stock and Voting Rights” in the Proxy Statement and is incorporated herein by reference.
The following table summarizes information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of June 30, 2007.

Number of securities remaining available for
	Number of securities to be issued upon exercise	Weighted-average exercise price of	future issuance under equity compensation plans
	of outstanding options, warrants and rights	outstanding options, warrants and rights	(excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	300,303	$7.82	193,688
Equity compensation plans not approved by security holders	—	—	—
Item 13. Certain Relationships and Related Transactions
Information as to certain relationships and related transactions is included under “Certain Relationships and Related Persons Transactions” in the Proxy Statement and is incorporated herein by reference.
Information with respect to director independence is included under “Election of Directors” in the Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information with respect to principal accountant fees and services, as well as information regarding the Audit Committee’s pre-approval policies and procedures regarding audit and other services, is included under “Relationship with Independent Auditors” in the Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of this report on Form 10-K:
1.	Financial Statements — The consolidated financial statements are set forth under Item 8 of this report on Form 10-K.

2.	Financial Statement Schedule(s) — Schedule II — Valuation and Qualifying Accounts (Consolidated)
     Changes in the allowance for probable losses on receivables for the years ended June 30:

	2007	2006	2005

Balance at beginning of period	$67,000	$6,000	$46,000
Charged to expense (income)	(16,000)	74,000	(47,000)
Write-offs, net of recoveries	(19,000)	(13,000)	7,000

Balance at end of period	$32,000	$67,000	$6,000

Reserves deducted from inventory in the balance sheets for the years ended June 30:

	2007	2006	2005

Balance at beginning of period	$3,529,000	$4,042,000	$3,944,000
Charged to costs and expenses	1,242,000	800,000	2,143,000
Deductions (*)	(2,355,000)	(1,313,000)	(2,045,000)

Balance at end of period	$2,416,000	$3,529,000	$4,042,000

(*)	Deductions from the inventory reserve accounts represent obsolete or unsaleable inventory written off and/or disposed of.

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
Date: August 31, 2007

SPARTON CORPORATION
By	/s/ RICHARD L. LANGLEY
Richard L. Langley, Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE AND TITLE	DATE

By /s/ BRADLEY O. SMITH Bradley O. Smith, Chairman of the Board of Directors	August 30, 2007

By /s/ DAVID W. HOCKENBROCHT David W. Hockenbrocht, Chief Executive Officer, President and Director	August 30, 2007

By /s/ RICHARD L. LANGLEY Richard L. Langley, Chief Financial Officer, Senior Vice President, Treasurer and Director	August 30, 2007

By /s/ JAMES N. DEBOER James N. DeBoer, Director	August 30, 2007

By /s/ JAMES D. FAST James D. Fast, Director	August 30, 2007

By /s/ DAVID P. MOLFENTER David P. Molfenter, Director	August 30, 2007

By /s/ WILLIAM I. NOECKER William I. Noecker, Director	August 30, 2007

By /s/ DOUGLAS R. SCHRANK Douglas R. Schrank, Director	August 30, 2007

By /s/ W. PETER SLUSSER W. Peter Slusser, Director	August 30, 2007

EXHIBIT INDEX

Exhibit
No.
3 and 4	Amended Articles of Incorporation of the Registrant were filed with Form 10-Q for the three-month period ended September 30, 2004, and are incorporated herein by reference.

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