Form 10-Q
period 2007-09-30
SPARTON CORP
filed 2007-11-09
CIK 92679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding at
Class of Common Stock	October 31, 2007

$1.25 Par Value	9,811,507

Part I. Financial Information
Item 1. Financial Statements (Interim, Unaudited)
SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2007	June 30, 2007
ASSETS

Current assets:
Cash and cash equivalents	$5,651,655	$3,982,485
Accounts receivable	25,431,251	24,566,104
Inventories and costs of contracts in progress	53,025,775	53,520,533
Income taxes recoverable	485,074	485,074
Deferred income taxes	2,287,438	2,287,438
Prepaid expenses and other current assets	707,738	949,092

Total current assets	87,588,931	85,790,726

Property, plant and equipment — net	17,560,344	17,721,812
Deferred income taxes — non current	5,222,730	4,630,819
Goodwill	16,377,805	16,378,327
Other intangibles — net	6,123,333	6,243,647
Other non current assets	4,490,093	6,242,467

Total assets	$137,363,236	$137,007,798

LIABILITIES AND SHAREOWNERS’ EQUITY

Current liabilities:
Short-term bank borrowings	$4,500,000	$1,000,000
Current portion of long-term debt	3,913,184	3,922,350
Accounts payable	15,683,598	15,781,046
Salaries and wages	3,927,715	4,806,724
Accrued health benefits	1,318,906	1,359,844
Other accrued liabilities	5,713,412	5,931,638

Total current liabilities	35,056,815	32,801,602

Pension liability	80,593	12,495
Long-term debt — non current portion	11,563,101	12,088,254
Environmental remediation — non current portion	5,546,687	5,625,776

Total liabilities	52,247,196	50,528,127

Shareowners’ equity:
Preferred stock, no par value; 200,000 shares authorized, none outstanding	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 9,811,507 shares outstanding at September 30 and June 30, 2007	12,264,384	12,264,384
Capital in excess of par value	19,494,183	19,474,097
Retained earnings	55,309,871	56,730,643
Accumulated other comprehensive loss	(1,952,398)	(1,989,453)

Total shareowners’ equity	85,116,040	86,479,671

Total liabilities and shareowners’ equity	$137,363,236	$137,007,798

See accompanying notes to condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended September 30,
	2007	2006

Net sales	$58,851,863	$48,316,771
Costs of goods sold	57,236,317	47,576,005

Gross profit	1,615,546	740,766

Selling and administrative expenses	4,476,963	4,321,232
Amortization of intangibles	120,313	121,424
EPA related — net environmental remediation	(145)	9,577
Net gain on sale of property, plant and equipment	(927,822)	(203,675)

	3,669,309	4,248,558

Operating loss	(2,053,763)	(3,507,792)

Other income (expense):
Interest and investment income	26,718	150,931
Interest expense	(305,092)	(296,999)
Equity income (loss) in investment	(124,000)	12,000
Other — net	482,365	18,717

	79,991	(115,351)

Loss before income taxes	(1,973,772)	(3,623,143)
Credit for income taxes	(553,000)	(1,159,000)

Net loss	$(1,420,772)	$(2,464,143)

Loss per share — basic and diluted	$(0.14)	$(0.25)

See accompanying notes to condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended September 30,
	2007	2006

Cash Flows From Operating Activities:
Net loss	$(1,420,772)	$(2,464,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	567,170	748,422
Deferred income taxes (credit)	(611,000)	145,000
Loss on sale of investment securities	—	52,846
Equity loss (income) in investment	124,000	(12,000)
Pension expense	124,242	136,894
Share-based compensation	20,086	66,710
Gain on sale of property, plant and equipment	(927,822)	(5,000)
Gain from sale of non-operating land	—	(198,675)
Other, NRTC litigation loss	1,643,396	—
Changes in operating assets and liabilities:
Accounts receivable	(865,147)	(78,462)
Income taxes recoverable	—	(987,434)
Inventories, prepaid expenses and other current assets	592,116	(2,663,065)
Accounts payable and accrued liabilities	(1,314,187)	112,179

Net cash used in operating activities	(2,067,918)	(5,146,728)

Cash Flows From Investing Activities:
Proceeds from sale of investment securities	—	4,806,900
Proceeds from maturity of investment securities	—	150,000
Purchases of property, plant and equipment	(283,041)	(1,244,161)
Proceeds from sale of non-operating land	—	811,175
Proceeds from sale of property, plant and equipment	1,071,818	5,000
Other, principally noncurrent other assets	(15,022)	15,276

Net cash provided by investing activities	773,755	4,544,190

Cash Flows From Financing Activities:
Net short-term bank borrowings	3,500,000	—
Repayment of long-term debt	(536,667)	(518,333)
Proceeds from the exercise of stock options	—	24,552
Tax effect from stock transactions	—	3,248
Repurchases of common stock	—	(211,182)

Net cash provided by (used in) financing activities	2,963,333	(701,715)

Increase (decrease) in cash and cash equivalents	1,669,170	(1,304,253)
Cash and cash equivalents at beginning of period	3,982,485	7,503,438

Cash and cash equivalents at end of period	$5,651,655	$6,199,185

See accompanying notes to condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements
of Shareowners’ Equity (Unaudited)

	Three months ended September 30, 2007
			Capital		Accumulated other
	Common Stock		in excess	Retained	comprehensive
	Shares	Amount	of par value	earnings	income (loss)	Total
Balance at July 1, 2007	9,811,507	$12,264,384	$19,474,097	$56,730,643	$(1,989,453)	$86,479,671
Share-based compensation			20,086			20,086

Comprehensive income (loss), net of tax:
Net loss				(1,420,772)		(1,420,772)
Amortization of unrecognized pension costs					37,055	37,055

Comprehensive loss						(1,383,717)

Balance at September 30, 2007	9,811,507	$12,264,384	$19,494,183	$55,309,871	$(1,952,398)	$85,116,040

	Three months ended September 30, 2006
			Capital		Accumulated other
	Common Stock		in excess	Retained	comprehensive
	Shares	Amount	of par value	earnings	income (loss)	Total
Balance at July 1, 2006	9,392,305	$11,740,381	$15,191,990	$70,183,104	$(265,097)	$96,850,378

Stock dividend (5% declared October 25, 2006)	468,623	585,779	3,420,951	(4,006,730)		—
Stock options exercised	4,255	5,319	19,233			24,552
Repurchases of common stock as part of share repurchase program	(24,092)	(30,115)	(38,112)	(142,955)		(211,182)
Share-based compensation			66,710			66,710
Tax effect of stock transactions			3,248			3,248

Comprehensive income (loss), net of tax:
Net loss				(2,464,143)		(2,464,143)
Net unrealized loss on investment securities owned					88,067	88,067
Reclassification adjustment for net gain realized and reported in net loss					34,878	34,878
Net unrealized gain on equity investment					11,000	11,000

Comprehensive loss						(2,330,198)

Balance at September 30, 2006	9,841,091	$12,301,364	$18,664,020	$63,569,276	$(131,152)	$94,403,508

See accompanying notes to condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation — The accompanying unaudited condensed consolidated financial statements of Sparton Corporation and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All significant intercompany transactions and accounts have been eliminated. Certain reclassifications of prior year amounts have been made to conform to the current year presentation. The condensed consolidated balance sheet at September 30, 2007, and the related condensed consolidated statements of operations, cash flows and shareowners’ equity for the three months ended September 30, 2007 and 2006 are unaudited, but include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of such interim financial statements. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008. The terms “Sparton,” the “Company,” “we,” “us,” and “our” refer to Sparton Corporation and subsidiaries.
The balance sheet at June 30, 2007, was derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
Business Acquisition — On May 31, 2006, the Company announced that a membership purchase agreement was signed, and the acquisition of Astro Instrumentation, LLC (Astro) was completed. Astro was a privately owned electronic manufacturing services (EMS) provider located in Strongsville, Ohio. Astro had been in business for approximately five years and had a sales volume for its fiscal year ended December 31, 2005, of approximately $34 million. This acquisition furthered the Company’s strategy of pursuing potential acquisition candidates in both the defense and medical device markets. In January 2007, Astro was renamed Sparton Medical Systems, Inc. (SMS), which operates as a wholly-owned subsidiary of Sparton Corporation. The acquisition was accounted for using the purchase method in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations; accordingly, the operating results of SMS since the acquisition date have been included in the consolidated financial statements of the Company. Additional details covering this acquisition can be found in the Company’s Annual Reports on Form 10-K for each of the fiscal years ended June 30, 2007 and 2006.
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
Use of estimates — The Company’s interim condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These accounting principles require management to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, the financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.
Revenue recognition — Net sales include primarily product sales, with supplementary revenues earned from engineering and design services. Standard contract terms are FOB shipping point. Revenue from product sales is generally recognized upon shipment of the goods; service revenue is recognized as the service is performed or under the percentage of completion method, depending on the nature of the arrangement. Long-term contracts relate principally to government defense contracts. These contracts are accounted for based on completed units accepted and their estimated average contract cost per unit. Costs and fees billed under cost-reimbursement-type contracts are recorded as sales. A provision for the entire amount of a loss on a contract is charged to operations as soon as the loss is identified and the amount is determinable. Shipping and handling costs are included in costs of goods sold.
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
Fair value of financial instruments — The fair value of cash and cash equivalents, trade accounts receivable, short-term bank borrowings, and accounts payable approximate their carrying value. Cash and cash equivalents consist of demand deposits and other highly liquid investments with an original term when purchased of three months or less. With respect to the Company’s issued or assumed long-term debt instruments, consisting of industrial revenue bonds, notes payable and bank debt, relating to the May 31, 2006 acquisition of SMS, as reported in Note 5 of this report, management believes the fair value of these financial instruments approximates their carrying value at September 30, 2007.
Investment securities — The Company’s investment portfolio historically had maturity dates within a year or less. Realized gains and losses on investments were determined using the specific identification method. Investments in debt securities that were not cash equivalents or marketable equity securities had been designated as available for sale. Those securities, all of which were investment grade, were reported at fair value, with net unrealized gains and losses included in accumulated other comprehensive income or loss, net of applicable taxes. Unrealized losses that were other than temporary were recognized in earnings. During the year ended June 30, 2007, the Company liquidated its investment securities portfolio.
There were no investment securities purchased during the three months ended September 30, 2007 or 2006. For the three months ended September 30, 2007 and 2006 there were $0 and $4,807,000 of proceeds from the sale of investment securities, respectively.
Other investment — The Company has an investment in Cybernet Systems Corporation, which is included in other non current assets and is accounted for under the equity method, as more fully described in Note 9 of this report.
Market risk exposure — The Company manufactures its products in the United States, Canada, and Vietnam. Sales of the Company’s products are in the U.S. and Canada, as well as other foreign markets. The Company is subject to foreign currency exchange rate transaction risk relating to intercompany activity and balances, receipts from customers, and payments to suppliers in foreign currencies. Also, adjustments related to the translation of the Company’s Canadian and Vietnamese financial statements into U.S. dollars are included in current earnings. As a result, the Company’s financial results are affected by factors such as changes in foreign currency exchange rates or economic conditions in the domestic and foreign markets in which the Company operates. However, minimal third party receivables and payables are denominated in foreign currency and the related market risk exposure is considered to be immaterial. Historically, foreign currency gains and losses related to intercompany activity and balances have not been significant. However, due to the strengthened Canadian dollar in recent years, the impact of transaction and translation gains has increased. If the exchange rate were to materially change, the Company’s financial position could be significantly affected.
The Company has financial instruments that are subject to interest rate risk. As a result of the May 31, 2006, Astro acquisition, the Company is obligated on bank debt with an adjustable rate of interest, as more fully discussed in Note 5 of this report, which would adversely impact operations should the interest rate increase.

Long-lived assets — The Company reviews long-lived assets that are not held for sale for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is determined by comparing the carrying value of the assets to their estimated future undiscounted cash flows. If it is determined that an impairment of a long-lived asset has occurred, a current charge to income is recognized. The Company also has goodwill and other intangibles which are considered long-lived assets. While a portion of goodwill is associated with the Company’s investment in Cybernet, the majority of the approximately $22.5 million and $22.6 million in net carrying value of goodwill and other intangibles reflected on the Company’s balance sheet as of September 30 and June 30, 2007, respectively, is associated with the acquisition of SMS. For a more complete discussion of goodwill and other intangibles, see Note 4 of this report.
Other assets — At June 30, 2007, the Company’s Deming, New Mexico facility was classified as held for sale and carried in other current assets in the Company’s balance sheet. For a further discussion of the sale of this facility, which transaction closed on July 20, 2007, see Note 10 of this report. In addition, included in other non current assets as of September 30 and June 30, 2007 was $2.8 million and $4.4 million, respectively, of inventory materials for which the Company is seeking reimbursement from other parties, which is described in Note 6 of this report.
Common stock repurchases — The Company records common stock repurchases at cost. The excess of cost over par value is first allocated to capital in excess of par value based on the per share amount of capital in excess of par value for all outstanding shares, with the remainder charged to retained earnings. Effective September 14, 2005, the Board of Directors authorized a publicly-announced common share repurchase program for the repurchase, at the discretion of management, of up to $4 million of shares of the Company’s outstanding common stock in open market transactions. The program expired September 14, 2007. As of the expiration date repurchased shares totaled 331,781, at a cumulative cost of approximately $2,887,000. These repurchased shares have been retired. No shares were repurchased during the first quarter of fiscal 2008.
Deferred income taxes — Deferred income taxes are based on enacted income tax rates in effect on the dates temporary differences between the financial reporting and tax bases of assets and liabilities reverse. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the enactment date. To the extent that available evidence about the future raises doubt about the realization of a deferred tax asset, a valuation allowance would be established. No such valuation allowance was deemed necessary as of September 30, 2007.
Supplemental cash flows information — Supplemental cash and noncash activities for the three months ended September 30, 2007 and 2006 were as follows:

	2007	2006

Net cash paid during the period for:
Income taxes	$—	$3,000

Interest	$231,000	$184,000

New accounting standards — In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement provides reporting entities the one-time election (the “fair value option”) to measure financial instruments and certain other items at fair value. For items for which the fair value option has been elected, unrealized gains and losses are to be reported in earnings at each subsequent reporting date. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Both SFAS No. 159 and 157 are effective for financial statements issued by Sparton for the first interim period of our fiscal year beginning on July 1, 2008. The Company does not expect the adoption of SFAS No. 159 or 157 will have a significant impact on our condensed consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement is intended to improve financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income or loss. This Statement also requires an employer to measure the funded status of a plan as of its balance sheet date. Prior accounting standards required an employer to recognize on its balance sheet an asset or liability arising from a defined benefit postretirement plan, which generally differed from the plan’s overfunded or underfunded status. SFAS No. 158 was effective for Sparton’s fiscal year ended June 30, 2007, except for the change in the measurement date which is effective for Sparton’s fiscal year ending June 30, 2009. An increase in accumulated other comprehensive loss reflecting the amount equal to the difference between the previously recorded pension asset and the current funded status (adjusted for income taxes) as of June 30, 2007, the implementation date, was recorded by the Company. The resulting decrease to shareowners’ equity at that date totaled approximately $1,989,000 (net of tax benefit of $1,025,000). For further information on the detailed application of this new pronouncement see Note 6 to the Consolidated Financial Statements included in Item 8 of the Company’s 2007 Annual Report on Form 10-K, and Note 9 of this report.
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48), an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN No. 48 seeks to reduce the significant diversity in practice associated with financial statement recognition and measurement in accounting for income taxes and prescribes a recognition threshold and measurement attribute for disclosure of tax positions taken or expected to be taken on an income tax return. In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (FIN 48-1). FIN 48-1 amends FASB Interpretation No. 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The interpretation was effective upon initial adoption of FIN 48. The Company implemented FIN 48 on July 1, 2007, and accordingly analyzed its filing positions in the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The adoption of FIN No. 48, and the succeeding amendment FIN 48-1, had no significant impact on the Company’s condensed consolidated financial statements.
Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Sparton’s evaluation was performed for the fiscal years 2004, 2005, and 2006, the years which remain subject to examination by major tax jurisdictions as of September 30, 2007. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.
NOTE 2. INVENTORIES AND COSTS OF CONTRACTS IN PROGRESS
Customer orders are based upon forecasted quantities of product, manufactured for shipment over defined periods. Raw material inventories are purchased to fulfill these customer requirements. Within these arrangements, customer demands for products frequently change, sometimes creating excess and obsolete inventories. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income and a valuation allowance is established for the difference between the carrying cost and the estimated realizable amount. Conversely, should the disposition of adjusted excess and obsolete inventories result in recoveries in excess of these reduced carrying values, the remaining portion of the valuation allowances is reversed and taken into income when such determinations are made. It is possible that the Company’s financial position, results of operations and cash flows could be materially affected by changes to inventory valuation allowances. These valuation allowances totaled $2,678,000 and $2,416,000 at September 30 and June 30, 2007, respectively.
Inventories are valued at the lower of cost (first-in, first-out basis) or market and include costs related to long-term contracts. Inventories, other than contract costs, are principally raw materials and supplies. The following are the approximate major classifications of inventory, net of progress billings and valuation allowances, at each balance sheet date:

	September 30, 2007	June 30, 2007

Raw materials	$36,052,000	$36,627,000
Work in process and finished goods	16,974,000	16,894,000

	$53,026,000	$53,521,000

Work in process and finished goods inventories include $2.2 million and $3.3 million of completed, but not yet accepted, sonobuoys at September 30 and June 30, 2007, respectively. Inventories are reduced by progress billings to the U.S. government, related to long-term contracts, of approximately $3.1 million and $8.6 million at September 30 and June 30, 2007, respectively.

NOTE 3. DEFINED BENEFIT PENSION PLAN
Periodic benefit cost — The Company sponsors a defined benefit pension plan covering certain salaried and hourly U.S. employees. The components of net periodic pension expense are as follows for the three months ended September 30:

	2007	2006

Service cost	$123,000	$128,000
Interest cost	158,000	163,000
Expected return on plan assets	(213,000)	(227,000)
Amortization of prior service cost	26,000	24,000
Amortization of unrecognized net actuarial loss	30,000	49,000

Net periodic pension expense	$124,000	$137,000

Based upon current actuarial calculations and assumptions, a pension contribution in the amount of $79,000 is anticipated to be required to be made during this current fisal year. No cash contribution was required or paid by the Company in fiscal 2007.
NOTE 4. GOODWILL AND OTHER INTANGIBLES
The Company follows SFAS No. 141, Business Combinations (SFAS No. 141), and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually. Cybernet Systems Corporation’s (Cybernet) goodwill and goodwill related to the SMS purchase is reviewed for impairment annually, with the next review expected to occur in the fourth quarter of fiscal 2008. See “Business Acquisition”, Note 1 of this report, for additional information on the purchase of SMS, which occurred on May 31, 2006. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their estimated useful lives to their estimated residual values and be reviewed regularly for impairment. The change in the carrying amounts of goodwill and amortizable intangibles during the quarter ended September 30, 2007 and year ended June 30, 2007, were as follows:

		Amortizable	Total
	Goodwill	Intangibles	Intangibles

Balance at July 1, 2006	$15,744,000	$6,726,000	$22,470,000
Goodwill additions	634,000	—	634,000
Amortization	—	(482,000)	(482,000)

Balance at June 30, 2007	$16,378,000	$6,244,000	$22,622,000
Amortization	—	(121,000)	(121,000)

Balance at September 30, 2007	$16,378,000	$6,123,000	$22,501,000

Goodwill — Goodwill is comprised of the following: $770,000 related to the Company’s investment in Cybernet Systems Corporation (Cybernet) and $15,608,000 related to the Company’s purchase of SMS. Additional goodwill in the amount of $38,000 as a result of the Company’s purchase of SMS, as well as $596,000 resulting from accrued contingent consideration at June 30, 2007, determined to be earned by the sellers of SMS, was recorded during fiscal 2007.
Other intangibles — Other intangibles of $6,765,000 were recognized upon the purchase of SMS in May 2006, consisting of intangibles for non-compete agreements of $165,000 and customer relationships of $6,600,000. These costs are being amortized ratably over 4 years and 15 years, respectively. Amortization for the three months ended September 30, 2007 and 2006 amounted to $121,000 for each period. Amortization of intangible assets is estimated to be approximately $481,000 for fiscal 2008, 2009 and 2010, and approximately $440,000 for each of the subsequent 10 years.
NOTE 5. BORROWINGS
Short-term debt maturities and line of credit — Short-term debt as of September 30, 2007, includes the current portion of long-term bank loan debt of $2,000,000, the current portion of long-term notes payable of $1,822,000, and the current portion of Industrial Revenue bonds of $91,000. Both the bank loan and the notes payable were incurred as a result of the Company’s purchase of SMS on May 31, 2006, and are due and payable in equal installments over the next several years as further discussed below. The Industrial Revenue bonds were assumed at the time of SMS’s purchase and were previously incurred by Astro Instrumentation, LLC (Astro).

The Company also has available an unsecured $20,000,000 revolving line-of-credit facility provided by National City Bank to support working capital needs and other general corporate purposes. Interest on borrowings is charged using a floating rate of 1.25% plus a base rate determined by reference to a specified index, which as of September 30, 2007 equaled an effective rate of 7.30% (6.82% as of June 30, 2007). As of September 30 and June 30, 2007, there was $4.5 and $1.0 million drawn against this credit facility, respectively. Accrued interest on those borrowings amounted to approximately $7,000 and $1,000 as of September 30 and June 30, 2007, respectively. Borrowings are due on demand.
Long-term debt - Long-term debt, all of which arose in conjunction with the SMS acquisition, consists of the following obligations at each balance sheet date:

	September 30, 2007	June 30, 2007

Industrial Revenue bonds, face value	$2,339,000	$2,376,000
Less unamortized purchase discount	139,000	141,000

Industrial Revenue bonds, carrying value	2,200,000	2,235,000
Bank loan	7,500,000	8,000,000
Notes payable	5,776,000	5,776,000

Total long-term debt	15,476,000	16,011,000
Less current portion	3,913,000	3,922,000

Long-term debt, net of current portion	$11,563,000	$12,089,000

The Company has assumed repayment of principal and interest on bonds originally issued to Astro by the State of Ohio. These bonds are Ohio State Economic Development Revenue Bonds, series 2002-4, and were issued to finance the construction of Astro’s current operating facility. The principal amount, including premium, was issued in 2002 and totaled $2,845,000. These bonds have interest rates which vary, dependent on the maturity date of the bonds. Due to an increase in interest rates since the original issuance of the bonds, a discount amounting to $151,000 was recorded by Sparton on the date of assumption.
The bonds carry certain requirements generally obligating the Company to deposit funds into a sinking fund. The sinking fund requires the Company to make monthly deposits of one twelfth of the annual obligation plus accrued interest. The purchase discount is being amortized ratably over the remaining term of the bonds. Amortization expense for the three months ended September 30 and the year ended June 30, 2007, respectively, was approximately $2,000 and $9,000. The Company has issued an irrevocable letter of credit in the amount of $284,000 to secure repayment of a portion of the bonds. A further discussion of borrowings and other information related to the Company’s purchase of SMS may be found in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
The bank term loan, provided by National City Bank with an original principal of $10 million, is being repaid over five years, with quarterly principal payments of $500,000 which commenced September 1, 2006. This loan bears interest at the variable rate of LIBOR plus 100 basis points, with interest calculated and paid quarterly along with the principal payment. As of September 30 and June 30, 2007, respectively, the effective interest rate equaled 6.13% and 6.32%, with accrued interest of approximately $35,000 and $41,000. As a condition of this bank loan, the Company is subject to certain customary covenants. The Company met these requirements at September 30, 2007. This debt is not secured.
Two notes payable with initial principal of $3,750,000 each, totaling $7.5 million, are payable to the sellers of Astro. These notes are to be repaid over four years, in aggregate semi-annual payments of principal and interest in the combined amount of $1,057,000 on June 1 and December 1 of each year. Payments commenced on December 1, 2006. These notes each bear interest at 5.5% per annum. The notes are proportionately secured by the stock of Astro. As of September 30 and June 30, 2007, there was interest accrued on these notes in the amount of approximately $106,000 and $26,000, respectively.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Environmental Remediation
One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been involved with ongoing environmental remediation since the early 1980s. At September 30, 2007, Sparton had accrued $5,913,000 as its best estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which $366,000 is classified as a current liability and included on the balance sheet in other accrued liabilities. The Company’s minimum cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements.

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
Customer Relationships
In September 2002, Sparton Technology, Inc. (STI), a subsidiary of Sparton Corporation, filed an action in the U.S. District Court for the Eastern District of Michigan to recover certain unreimbursed costs incurred as a result of a manufacturing relationship with two entities, Util-Link, LLC (Util-Link) of Delaware and National Rural Telecommunications Cooperative (NRTC) of the District of Columbia. On or about October 21, 2002, the defendants filed a counterclaim seeking money damages alleging that STI breached its duties in the manufacture of products for the defendants.
The jury trial commenced on September 19, 2005 and concluded on November 9, 2005. The jury awarded STI damages in the amount of $3.6 million, of which approximately $1.9 million represented costs related to the acquisition of raw materials. These costs were previously deferred. As of June 30, 2007, $1.6 million of these costs were included in other non current assets on the Company’s balance sheet. As a result of post-trial proceedings, the judgment in Sparton’s favor was reduced to $1.9 million, which would enable the Company to recover the deferred costs and, accordingly, there would be no significant impact on operating results. An amended judgment was entered for $1.9 million in Sparton’s favor on April 5, 2006. On May 1, 2006, NRTC filed an appeal of the judgment with the U.S. Court of Appeals for the Sixth Circuit. NRTC did not appeal a portion of the judgment against it and that portion was paid, reducing the remaining judgment to approximately $1.7 million. On September 21, 2007, the U.S. Court of Appeals for the Sixth Circuit issued its opinion vacating the judgment of approximately $1.7 million in favor of Sparton and affirming the denial of relief on NRTC’s counterclaim. Sparton continues to believe strongly in the merits of its claims and is currently analyzing its options, which may include further appeals and/or other proceedings. The timing and ultimate resolution of its claim is uncertain at this time. As a result of the vacation of the judgment in Sparton’s favor by the U.S. Court of Appeals for the Sixth Circuit, Sparton has expensed the previously deferred costs of $1.6 million as costs of goods sold, which is reflected in the financial results reported herein as of September 30, 2007.
The Company has pending an action before the U.S. Court of Federal Court of Claims to recover damages arising out of an alleged infringement by the U.S. Navy of certain patents held by Sparton and used in the production of sonobuoys. The case was dismissed on summary judgment, however, the decision of the U.S. Court of Federal Claims was reversed by the U.S. Court of Appeals for the Federal Circuit. The case is currently scheduled for trial in the second quarter of calendar 2008. The likelihood that the claim will be resolved and the extent of any recovery in favor of the Company is unknown at this time.
Product Issues
Some of the printed circuit boards supplied to the Company for its aerospace sales were discovered in fiscal 2006 to be nonconforming and defective. The defect occurred during production at the board supplier’s facility, prior to shipment to Sparton for further processing. The Company and our customer, who received the defective boards, have contained the defective boards. As of September 30 and June 30, 2007, $2.8 million of related product and associated expenses have been deferred and classified in Sparton’s balance sheet within other non current assets. In August 2005, Sparton Electronics Florida, Inc. filed an action in U.S. District Court of Florida against Electropac Co., Inc. and a related company (the raw board manufacturer) to recover these costs. On August 9, 2007, the U.S. District Court denied Electropac Co., Inc’s motion for summary judgment and a trial in the matter is expected to be held in the first or second calendar quarter of 2008. The likelihood that the claim will be resolved and the extent of the Company’s recovery, if any, is unknown at this time. No loss contingency has been established at September 30, 2007.

NOTE 7. COMMON STOCK OPTIONS
As of July 1, 2005, SFAS No. 123(R), Share-Based Payment, became effective for the Company. Under SFAS No. 123(R), compensation expense is recognized in the Company’s financial statements. Share-based compensation cost is measured on the grant date, based on the fair value of the award calculated at that date, and is recognized over the employee’s requisite service period, which generally is the options’ vesting period. Fair value is calculated using the Black-Scholes option pricing model.
The Company has an incentive stock option plan under which 970,161 authorized and unissued common shares, which includes 760,000 original shares adjusted by 210,161 shares for the subsequent declaration of stock dividends, were reserved for option grants to key employees and directors at the fair market value of the Company’s common stock at the date of the grant. Options granted to date have either a five or ten-year term and become vested and exercisable cumulatively beginning one year after the grant date, in four equal annual installments. Options may terminate before their expiration dates if the optionee’s status as an employee is terminated, retires, or upon death.
Employee stock options, which are granted by the Company pursuant to The Plan last amended and restated on October 24, 2001, are structured to qualify as “incentive stock options” (ISOs). Stock options granted to non-employee directors are non-qualified stock options (NQSO’s). Under current federal income tax regulations, the Company does not receive a tax deduction for the issuance, exercise or disposition of ISOs if the employee meets certain holding period requirements. If the employee does not meet the holding period requirement a disqualifying disposition occurs, at which time the Company can receive a tax deduction. The Company does not record tax benefits related to ISOs unless and until a disqualifying disposition occurs. In the event of a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense. In accordance with SFAS No. 123(R), excess tax benefits (where the tax deduction exceeds the recorded compensation expense) are credited to “capital in excess of par value” in the consolidated statement of shareowners’ equity and tax benefit deficiencies (where the recorded compensation expense exceeds the tax deduction) are charged to “capital in excess of par value” to the extent previous excess tax benefits exist.
The following table presents share-based compensation expense and related components for the three months ended September 30, 2007 and 2006, respectively:

	2007	2006

Share-based compensation expense	$20,000	$67,000

Related tax benefit	—	$400

Share-based compensation expense impacted basic and diluted per share amounts by approximately	$0.00	$0.01
As of September 30, 2007, unrecognized compensation costs related to nonvested awards amounted to $365,000 and will be recognized over the remaining weighted average period of approximately 1.43 years.
In general, the Company’s policy is to issue new shares upon the exercise of a stock option. A summary of option activity under the Company’s stock option plan for the three months ended September 30, 2007 is presented below. The intrinsic value of a stock option is the difference between the stock price of the share under option at the measurement date (i.e., date of exercise or date outstanding in the table below) and its exercise price. Stock options are excluded from this calculation if their exercise price is above the stock price of the share under option at the measurement date. All options presented have been adjusted to reflect the impact of all 5% common stock dividends declared. At September 30, 2007, shares remaining available for future grant totaled 270,606.

			Wtd. Avg. Remaining
	Total Shares	Wtd. Avg.	Contractual	Aggregate
	Under Option	Exercise Price	Term (years)	Intrinsic Value
Outstanding at July 1, 2007	300,303	$7.82	5.74	$66,000
Granted	—
Exercised	—
Forfeited or expired	(76,918)

Outstanding at September 30, 2007	223,385	$8.22	7.40	—

Exercisable at September 30, 2007	123,813	$7.97	7.05	—

The aggregate intrinsic value of options outstanding, which includes options exercisable, at September 30, 2007, was $0, as all options both outstanding and exercisable had an exercise price above the stock price of the share under option at that date. The exercise price of stock options outstanding at September 30, 2007, ranged from $6.52 to $8.57.
There were no stock options granted during the three months ended September 30, 2007. Assumptions utilized in the expensing of stock options during the period presented were in place and disclosed in the Company’s previously filed Annual Report on Form 10-K for the year ended June 30, 2007.
NOTE 8. EARNINGS (LOSS) PER SHARE
Due to the Company’s interim reported net losses for the three months ended September 2007 and 2006, all common stock options outstanding were excluded from the computation of diluted earnings per share for those periods, as their inclusion would have been anti-dilutive.
Basic and diluted loss per share for the three months ended September 30, 2007 and 2006 were computed based on the following shares outstanding:

	2007	2006

Weighted average shares outstanding	9,811,507	9,854,835
Basic and diluted loss per share	$(0.14)	$(0.25)
NOTE 9. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes net income (loss) as well as unrealized gains and losses, net of income tax, on investment securities owned and investment securities held by an investee accounted for by the equity method, as well as changes (beginning in fiscal 2008) in the funded status of the Company’s defined benefit pension plan, which are excluded from net income (loss). Unrealized investment gains and losses and changes in the funded status of the pension plan, net of tax, are excluded from net income (loss), but are reflected as a direct charge or credit to shareowners’ equity. Comprehensive income (loss) and the related components are disclosed in the accompanying condensed consolidated statements of shareowners’ equity. Amortization of unrecognized pension expense of $37,000 in fiscal 2008 includes prior service cost and net actuarial loss of $17,000 and $20,000, respectively, net of tax. Comprehensive loss is summarized as follows for the three months ended September 30, 2007 and 2006, respectively:

	2007	2006

Net loss	$(1,421,000)	$(2,464,000)
Other comprehensive income (loss), net of tax
Investment securities owned	—	123,000
Investment securities held by investee accounted for by the equity method	—	11,000
Amortization of unrecognized pension costs	37,000	—

	37,000	134,000

Comprehensive loss	$(1,384,000)	$(2,330,000)

At September 30 and June 30, 2007, shareowners’ equity includes accumulated other comprehensive loss of $(1,952,000) and $(1,989,000), respectively, net of tax, which is the unrecognized prior service cost and net actuarial loss of the Company’s pension plan.
In June 1999, the Company purchased a 14% interest (12% on a fully diluted basis) in Cybernet for $3,000,000. Cybernet is a developer of hardware, software, next-generation network computing, and robotics products. It is located in Ann Arbor, Michigan. The investment is accounted for under the equity method and is included in other assets and goodwill on the balance sheet. At September 30 and June 30, 2007, the Company’s investment in Cybernet amounted to $2,066,000 and $2,248,000, respectively, representing its equity interest in Cybernet’s net assets plus $770,000 of goodwill. The Company believes that the equity method is appropriate given Sparton’s level of involvement in Cybernet. Sparton’s current President and CEO is one of three Cybernet Board members, and as part of that position is actively involved in Cybernet’s oversight and operations. In addition, he has a strategic management relationship with the owners, who are also the other two board members, resulting in his additional involvement in pursuing areas of common interest for both Cybernet and Sparton. The use of the equity method requires Sparton to record its share of Cybernet’s income or loss in earnings (“Equity income/loss in investment”) in Sparton’s statements of operations with a corresponding increase or decrease in the investment account (“Other assets”) in Sparton’s balance sheets. In addition, Sparton’s share of any unrealized gains (losses) on available-for-sale securities held by Cybernet is carried in accumulated other comprehensive income (loss) within the shareowners’ equity section of Sparton’s balance sheets.

The unrealized gains (losses) on available-for-sale securities in fiscal 2007 reflect Cybernet’s investment in Immersion Corporation, a publicly traded company, as well as other investments.
NOTE 10. PLANT CLOSURE
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
Some of the equipment located at the Deming facility was relocated to other Sparton facilities, primarily in Florida, for their use in ongoing production activities. The land, building, applicable inventory, and remainder of other Deming assets were sold pursuant to an agreement signed at the end of March 2007. The sale involved several separate transactions. The sale of the inventory and equipment for $200,000 was completed on March 30, 2007. The sale of the land and building for $1,000,000 closed on July 20, 2007. During the interim period, the purchaser leased the real property. The net value of the land and building sold was included in prepaid expenses and other current assets in the Company’s balance sheet as of June 30, 2007. The property, plant, and equipment of the Deming facility was substantially fully depreciated. The ultimate sale of this facility was completed at a net gain of approximately $868,000. The net gain includes a gain of approximately $928,000 on the sale of property, plant and equipment, as well as the loss on the sale of remaining inventory, which loss is included in the costs of goods sold section of the statement of operations. The net gain was recognized in full entirely in the first quarter of fiscal 2008 upon closing of the real estate transaction.
As of June 30, 2007, the following assets and liabilities of the Deming facility were included in the condensed consolidated balance sheet:

Current assets — net of assets held for sale	$9,000
Property and plant (net), held for sale	29,000

Total assets (all current)	$38,000

Liabilities (all current)	$136,000

Additional details covering this plant closure can be found in Note 15 of Item 8, Part II, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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
Other risks and uncertainties that may affect operations, performance, growth forecasts and business results include, but are not limited to, timing and fluctuations in U.S. and/or world economies, competition in the overall EMS business, availability of production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, foreign currency exchange rate risk, Sparton uncertainties associated with the outcome of litigation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation, and uncertainties related to defects discovered in certain of the Company’s aerospace circuit boards. Other risk factors are related to the availability and cost of materials used in the manufacture of its products. A number of events can impact these risks and uncertainties, including potential escalating utility and other related costs due to natural disasters, as well as political uncertainties such as the conflict in Iraq. The Company has encountered (and is currently beginning to experience again) availability and extended lead time issues on some electronic components due to strong market demand; this resulted in higher prices and late deliveries. Additionally, the timing of sonobuoy sales to the U.S. Navy is dependent upon access to the test range and successful passage of product tests performed by the U.S. Navy. Reduced governmental budgets have made access to the test range less predictable and less frequent than in the past. Finally, the Sarbanes-Oxley Act of 2002 required changes in, and formalization of, some of the Company’s corporate governance and compliance practices. The SEC and New York Stock Exchange (NYSE) also passed rules and regulations requiring additional compliance activities. Compliance with these rules has increased administrative costs, and it is expected that certain of these costs will continue indefinitely. For a further discussion of the Company’s risk factors refer to Part I, Item 1(a), Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this report.
RESULTS OF OPERATIONS

	Three months ended September 30:
	2007		2006
MARKET	Sales	% of Total	Sales	% of Total	% Change

Medical/Scientific Instrumentation	$19,203,000	32.6%	$14,848,000	30.7%	29.3%
Aerospace	14,531,000	24.7	14,631,000	30.3	(0.7)
Industrial/Other	11,385,000	19.4	14,084,000	29.2	(19.2)
Government	13,733,000	23.3	4,754,000	9.8	188.9

Totals	$58,852,000	100.0%	$48,317,000	100.0%	21.8

Sales for the three months ended September 30, 2007, totaled $58,852,000 an increase of $10,535,000 (21.8%) from the same quarter last year. The first quarter’s sales in fiscal 2008 represent a record for sales in any quarter in the Company’s recent history. Government sales were significantly above the first quarter of last year, showing an increase of $9.0 million, or 189%, due to a very successful three months of sonobuoy testing in which we achieved an acceptance on eleven of the twelve lots tested. In addition, Medical/Scientific Instrumentation sales increased $4.4 million from the same quarter last year. This increase in sales was primarily due to increased sales to one customer and an overall expansion of the medical customer base. Aerospace sales were consistent with the prior year. Industrial sales decreased, primarily due to lower sales to two existing customers which accounted for a decrease in sales of approximately $3.9 million during the quarter ended September 30, 2007, which was partially offset by increased sales to several other existing customers.
The majority of the Company’s sales come from a small number of key strategic and large OEM customers. Sales to the six largest customers, including government sales, accounted for approximately 75% and 74% of net sales during the first fiscal quarters of 2008 and 2007, respectively. Five of the customers, including government, were the same both years. Bally, an industrial customer, accounted for 8% and 12% of total sales; additionally, an aerospace customer, Honeywell, with several facilities to which we supply product, provided 14% and 17% of total sales through September 30, 2007 and 2006, respectively. Siemens Diagnostics (formerly Bayer), a key medical device customer of SMS, contributed 17% and 20% of total sales during the quarters ended September 30, 2007 and 2006, respectively.
The following table presents income statement data as a percentage of net sales for the three months ended September 30, 2007 and 2006:

	2007	2006
Net sales	100.0%	100.0%
Costs of goods sold	97.3	98.5

Gross profit	2.7	1.5

Selling and administrative expenses	7.6	8.9
Other operating income — net	(1.4)	(0.1)

Operating loss	(3.5)	(7.3)

Other income (expense) — net	0.1	(0.2)

Loss before income taxes	(3.4)	(7.5)
Credit for income taxes	(1.0)	(2.4)

Net loss	(2.4)%	(5.1)%

An operating loss of $2,054,000 was reported for the three months ended September 30, 2007, compared to an operating loss of $3,508,000 for the three months ended September 30, 2006. The gross profit percentage for the three months ended September 30, 2007, was 2.7%, up from 1.5% for the same period last year. Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and new product introduction, all of which impacted first quarter fiscal 2008 performance. Included in costs of goods sold in the recently completed quarter was the write-off of inventory previously carried as a deferred asset. This write-off totaled approximately $1,643,000 and was the result of an adverse legal opinion from the Sixth Circuit Court of Appeals where Sparton was defending on appeal the decision of the lower court in Sparton’s favor. The gross profit percentage for the recently completed quarter was reduced by 2.8 percentage points due to this write-off. For a further discussion of this legal claim see Part II, Item 1, Legal Proceedings of this report.

Adversely impacting gross profit in both periods were $12.2 million and $3.8 million of government sonobuoy sales with no or minimal margin for the quarters ended September 30, 2007 and 2006, respectively. With the completion and sale of several minimal or no margin sonobuoys contracts this past quarter, the majority of the backlog of these contracts, which totaled $17.9 million at June 30, 2007, have been completed. The completion of these contracts is anticipated to allow for improved margins in future quarters. During the quarter ended September 30, 2007, there were minimal cost to complete adjustments (totaling approximately $4,000) related to the sonobuoy programs. However, reflected in gross profit in the quarter ended September 30, 2006 were charges of $1.8 million, resulting from changes in estimates, primarily related to design and production issues on certain sonobuoy programs. The programs were loss contracts and the Company recognized the entire estimated losses as of September 30, 2006. As of September 30, 2007, the backlog remaining of government contracts with minimal or breakeven margins was approximately $6.7 million compared to $7.7 million as of September 30, 2006. These sonobuoys are anticipated to ship in fiscal 2008. Included in the three months ended September 30, 2007 and 2006 were results from the Company’s Vietnam facility, which has adversely impacted gross profit by $109,000 and $322,000, respectively. The results of our Vietnamese operation are expected to improve during the current fiscal year.
The increase in selling and administrative expenses, as compared to the quarter ended September 30, 2006, relates to minor increases in various categories, such as wages, employee benefits, insurance, and other items. Beginning in fiscal 2006, the Company was required to expense the vested portion of the fair value of stock options. For the three months ended September 30, 2007 and 2006, $8,000 (or 38%) and $57,000 (or 85%) of the total $20,000 and $67,000, respectively, was included in selling and administrative expenses, with the balance reflected in costs of goods sold. The majority of the decrease in selling and administrative expenses, as a percentage of sales, was due to the significant increase in sales in the first quarter of fiscal 2008 compared to a relatively small increase in selling and administrative expenses. Amortization expense, which totaled $121,000 for the quarters ended September 30, 2007 and 2006, was related to the purchase of SMS under the purchase accounting rules; for a further discussion see Note 4 of the Condensed Consolidated Financial Statements. Net gain on sale of property, plant and equipment resulted from the sale of the property, plant and equipment of the Deming facility located in New Mexico. For a further discussion of this sale see Note 10 of the Condensed Consolidated Financial Statements.
Interest and investment income decreased from the first quarter of the prior fiscal year, mainly due to decreased funds available for investment. During fiscal 2007, the remaining investments were liquidated primarily to fund the operating loss, additions to property, plant and equipment, repayment of debt, and repurchases of common stock.
Interest expense of $305,000 and $297,000 for the three months ended September 30, 2007 and 2006, respectively, was primarily the result of the debt incurred and assumed as part of the acquisition of SMS. A further discussion of debt is contained in Note 5 of the Condensed Consolidated Financial Statements. Other income-net in the first quarter of fiscal 2008 was $482,000, versus $19,000 in fiscal 2007. Translation adjustments, along with gains and losses from foreign currency transactions, are included in other income and, in the aggregate, amounted to gains of $479,000 and $17,000 during the three months ended September 30, 2007 and 2006, respectively.
Due to the factors described above, the Company reported a net loss of $1,421,000 ($0.14 per share, basic and diluted) for the three months ended September 30, 2007, versus a net loss of $2,464,000 ($0.25 per share, basic and diluted) for the corresponding period last year.

LIQUIDITY AND CAPITAL RESOURCES
The primary source of liquidity and capital resources has historically been generated from operations. Certain government contracts provide for interim progress billings based on costs incurred. These progress billings reduce the amount of cash that would otherwise be required during the performance of these contracts. As the volume of U.S. defense-related contract work has declined over the past several years, so has the relative importance of progress billings as a liquidity resource. In addition, investments have been used to provide additional working capital. In addition, during fiscal 2007, the Company used a portion of its investments to fund the Company’s previously announced $4,000,000 stock repurchase program. The repurchase program expired September 14, 2007, at which time shares which had been repurchased under the program totaled 331,781, at a cumulative cost of approximately $2,887,000. These repurchased shares have been retired.
For the three months ended September 30, 2007, cash and cash equivalents increased $1,669,000 to $5,652,000. Operating activities used $2,068,000 in fiscal 2008 and $5,147,000 in fiscal 2007 in net cash flows. The primary use of cash from operating activities in fiscal 2008 was the payment of accounts payable and accrued liabilities, which includes the payment of approximately $596,000 of contingent consideration to the prior owners of Astro Instrumentation LLC, as well as funding operating losses. The primary source of cash in fiscal 2008 reflected in the cash flow statement was due to the write-off of inventory previously carried as a deferred asset, as previously discussed. The primary use of cash in fiscal 2007 was for operations, combined with an increase in inventory. The increase in inventory was due to build up related to new customer contracts, as well as the delay in some customer schedules.
Cash flows provided by investing activities in fiscal 2008 totaled $774,000 and was primarly provided by the sale of the Deming facility located in New Mexico, as further discussed below. Cash flows provided by investing activities in fiscal 2007 totaled $4,544,000 and was primarily provided by the proceeds from sale of investment securities. The primary use of cash from investing activities in fiscal 2008 and 2007 was the purchase of property, plant and equipment. The majority of the expenditures in fiscal 2007 were for the completed plant expansion at SMS.
Cash flows provided by financing activities in fiscal 2008 were $2,963,000. Cash flows used by financing activities were $702,000 in fiscal 2007. The primary source of cash from financing activities in fiscal 2008 was from accessing the Company’s bank line of credit. The primary uses of cash from financing activities in fiscal 2008 and 2007 was the repayment of debt incurred with the purchase of SMS, as well as the repurchase of common stock in fiscal 2007.
Historically, the Company’s market risk exposure to foreign currency exchange and interest rates on third party receivables and payables was not considered to be material, principally due to their short-term nature and the minimal amount of receivables and payables designated in foreign currency. However, due to the recently strengthened Canadian dollar, the impact of transaction and translation gains on intercompany activity and balances has increased. If the exchange rate were to materially change, the Company’s financial position could be significantly affected. The Company currently has a bank line of credit totaling $20 million, of which $4.5 million has been borrowed as of September 30, 2007. In addition, the Company has a bank term loan totaling $7.5 million. Finally, there are notes payable totaling $5.8 million outstanding to the former owners of Astro, as well as $2.2 million of Industrial Revenue Bonds. Borrowings are discussed further in Note 5 of the Condensed Consolidated Financial Statements.
At September 30 and June 30, 2007, the aggregate government funded EMS backlog was approximately $29.9 million and $42 million, respectively. A majority of the September 30, 2007, backlog is expected to be realized in the next 12-15 months. Commercial EMS orders are not included in the backlog. The Company does not believe the amount of commercial activity covered by firm purchase orders is a meaningful measure of future sales, as such orders may be rescheduled or cancelled without significant penalty.
In January 2007, Sparton announced its commitment to close the Deming, New Mexico facility. The closure of that plant was completed during the third quarter of fiscal 2007. At closing, some equipment from this facility related to operations performed at other Sparton locations was relocated to those facilities for their use in ongoing production activities. The land, building, and remaining assets were sold. The agreement for the sale of the Deming land, building, equipment and applicable inventory was signed at the end of March 2007 and involved several separate transactions. The sale of the inventory and equipment for $200,000 was completed on March 30, 2007. The sale of the land and building for $1,000,000 closed on July 20, 2007. The property, plant, and equipment of the Deming facility was substantially depreciated. The ultimate sale of this facility was completed at a net gain of approximately $868,000, as previously discussed, and was recognized entirely in the first quarter of fiscal 2008.

In October 2006, the Company declared a 5% stock dividend, which was distributed January 19, 2007, to shareowners of record on December 27, 2006.
At September 30, 2007, the Company had $85,116,000 in shareowners’ equity ($8.68 per share), $52,532,000 in working capital, and a 2.50:1 working capital ratio. The Company believes it has sufficient liquidity for its anticipated needs over the next 12-18 months. Such liquidity may include the continued use of our line of credit.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Information regarding the Company’s long-term debt obligations, environmental liability payments, operating lease payments, and other commitments is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. There have been no material changes in the nature or amount of the Company’s contractual obligations since June 30, 2007.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates, judgments and assumptions that affect the amounts reported as assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are regularly evaluated and are based on historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The Company believes that of its significant accounting policies discussed in the Notes to the Condensed Consolidated Financial Statements, which is included in Part I, Item 1 of this report, the following involve a higher degree of judgement and complexity. Senior management has reviewed these critical accounting policies and related disclosures with Sparton’s audit committee of the Board of Directors.
Environmental Contingencies
One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been the subject of ongoing investigations and remediation efforts conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). As discussed in Note 6 of the Condensed Consolidated Financial Statements included in Part I, Item I, of this report Sparton has accrued its estimate of the minimum future non-discounted financial liability. The estimate was developed using existing technology and excludes legal and related consulting costs. The minimum cost estimate includes equipment, operating and monitoring costs for both onsite and offsite remediation. Sparton recognizes legal and consulting services in the periods incurred and reviews its EPA accrual activity quarterly. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes in these estimates.
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
Allowance for Probable Losses on Receivables
The accounts receivable balance is recorded net of allowances for amounts which may not to be collected from customers. The allowance is estimated based on historical experience of write-offs, the level of past due amounts, information known about specific customers with respect to their ability to make payments, and future expectations of conditions that might impact the collectibility of accounts. Accounts receivable are generally due under normal trade terms for the industry. Credit is granted, and credit evaluations are periodically performed, based on a customer’s financial condition and other factors. Although the Company does not generally require collateral, cash in advance or letters of credit may be required from customers in certain circumstances, including some foreign customers. When management determines that it is probable that an account will not be collected, it is charged against the allowance for probable losses. The Company reviews the adequacy of its allowance monthly. The allowance for doubtful accounts considered necessary was only $54,000 and $32,000 at September 30 and June 30, 2007, respectively. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Given the Company’s significant balance of government receivables and letters of credit from foreign customers, collection risk is considered minimal. Historically, uncollectible accounts have generally been insignificant, have generally not exceeded management’s expectations, and the minimal allowance is deemed adequate.
Pension Obligations
The Company calculates the cost of providing pension benefits under the provisions of Statement of Financial Accounting Standards (SFAS) No. 87, Employers’ Accounting for Pensions, as amended. The key assumptions required within the provisions of SFAS No. 87 are used in making these calculations. The most significant of these assumptions are the discount rate used to value the future obligations and the expected return on pension plan assets. The discount rate is consistent with market interest rates on high-quality, fixed income investments. The expected return on assets is based on long-term returns and assets held by the plan, which is influenced by historical averages. If actual interest rates and returns on plan assets materially differ from the assumptions, future adjustments to the financial statements would be required. While changes in these assumptions can have a significant effect on the pension benefit obligation and the unrecognized gain or loss accounts disclosed in the Notes to the Financial Statements, the effect of changes in these assumptions is not expected to have the same relative effect on net periodic pension expense in the near term. While these assumptions may change in the future based on changes in long-term interest rates and market conditions, there are no known expected changes in these assumptions as of September 30, 2007. To the extent the assumptions differ from actual results, as indicated above, or if there are changes made to accounting standards for these costs, there would be a future impact on the financial statements. The extent to which these factors will result in future recognition or acceleration of expense is not determinable at this time as it will depend upon a number of variables, including trends in interest rates and the actual return on plan assets. A pension contribution of $79,000 is expected to be made during fiscal 2008.
On June 30, 2007, the Company adopted the balance sheet recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement required Sparton to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligation) of its plan in the June 30,

2007 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income (loss), net of tax. The adjustment to accumulated other comprehensive income (loss) at adoption represents the net unrecognized actuarial losses and unrecognized prior service costs remaining from the initial adoption of SFAS No. 87, all of which were previously netted against the plan’s funded status in Sparton’s balance sheet pursuant to the provisions of SFAS No. 87. Upon adoption, Sparton recorded an after-tax, unrecognized loss in the amount of $1,989,000, which represented an increase directly to accumulated other comprehensive loss as of June 30, 2007. These amounts are being recognized as net periodic plan expenses pursuant to Sparton’s historical accounting policy for amortizing such amounts. Actuarial gains and losses that are not recognized as net periodic plan expenses in the same periods are recognized as a component of other comprehensive income (loss). The adoption of SFAS No. 158 had no effect on Sparton’s consolidated statement of operations in the year adopted, and it will not affect Sparton’s operating results in future periods.
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
Valuation of Property, Plant and Equipment
SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, requires that the Company record an impairment charge on our investment in property, plant and equipment that we hold and use in our operations if and when management determines that the related carrying values may not be recoverable. If one or more impairment indicators are deemed to exist, Sparton will measure any impairment of these assets based on current independent appraisals or a projected discounted cash flow analysis using a discount rate determined by management to be commensurate with the risk inherent in our business model. Our estimates of cash flows require significant judgment based on our historical and anticipated operating results and are subject to many factors. The most recent such impairment analysis was performed during the fourth quarter of fiscal 2007 and did not result in an impairment charge.
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
Determining the fair value of any reporting entity is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates, operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and, if appropriate, determination of appropriate market comparables. The Company bases its fair value estimates on assumptions believed to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, the Company makes certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of the

Company’s reporting units. The most recent annual goodwill impairment analysis related to the Company’s Cybernet and SMS investments, was performed during the fourth quarter of fiscal 2007, did not result in an impairment charge. The next such goodwill impairment reviews to be performed in the fourth quarter of fiscal 2008.
Income Taxes
Our estimates of deferred income taxes and the significant items giving rise to the deferred income tax assets and liabilities are disclosed in Note 7 to the Consolidated Financial Statements included in Part II, Item 8, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. These reflect our assessment of actual future taxes to be paid or received on items reflected in the financial statements, giving consideration to both timing and probability of realization. The recorded net deferred income tax assets are significant and our realization of these recorded benefits is dependent upon the generation of future taxable income. If future levels of taxable income are not consistent with our expectations, we may be required to record an additional valuation allowance, which could reduce our operating results by a material amount.
OTHER
Litigation
One of Sparton’s facilities, located in Albuquerque, New Mexico, has been the subject of ongoing investigations conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). The investigation began in the early 1980’s and involved a review of onsite and offsite environmental impacts.
At September 30, 2007, Sparton had accrued $5,913,000 as its estimate of the future undiscounted minimum financial liability with respect to this matter. The Company’s cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred, and is anticipated to cover approximately the next 23 years. The Company’s estimate includes equipment and operating costs for onsite and offsite operations and is based on existing methodology. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally, a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. It is possible that cash flows and results of operations could be affected significantly by the impact of the ultimate resolution of this contingency.
Sparton is currently involved with other legal actions, which are disclosed in Part II Item 1 - “Legal Proceedings”, of this report. At this time, the Company is unable to predict the outcome of those claims.
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

Item 4. Controls and Procedures
The Company maintains internal control over financial reporting intended to provide reasonable assurance that all material transactions are executed in accordance with Company authorization, are properly recorded and reported in the financial statements, and that assets are adequately safeguarded. The Company also maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed in Company reports, filed or submitted under the Securities Exchange Act of 1934, is properly reported in the Company’s periodic and other reports.
As of September 30, 2007, an evaluation was performed by the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures continue to be effective as of September 30, 2007. There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Upon entering into the Consent Decree, the Company reviewed its estimates of the future costs expected to be incurred in connection with its remediation of the environmental issues associated with its Coors Road facility over the next 30 years. At September 30, 2007, the undiscounted minimum accrual for future EPA remediation approximates $5.9 million. The Company’s estimate is based upon existing technology and current costs have not been discounted. The estimate includes equipment, operating and maintenance costs for the onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes the required periodic reporting requirements. This estimate does not include legal and related consulting costs, which are expensed as incurred.
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
The jury trial commenced on September 19, 2005 and concluded on November 9, 2005. The jury awarded STI damages in the amount of $3.6 million, of which approximately $1.9 million represented costs related to the acquisition of raw materials. These costs were previously deferred. As of June 30, 2007, $1.6 million of these costs were included in other non current assets on the Company’s balance sheet. As a result of post-trial proceedings, the judgment in Sparton’s favor was reduced to $1.9 million, which would enable the Company to recover the deferred costs and, accordingly, there would be no significant impact on operating results. An amended judgment was entered for $1.9 million in Sparton’s favor on April 5, 2006. On May 1, 2006, NRTC filed an appeal of the judgment with the U.S. Court of Appeals for the Sixth Circuit. NRTC did not appeal a portion of the judgment against it and that portion was paid, reducing the remaining judgment to approximately $1.7 million. On September 21, 2007, the U.S. Court of Appeals for the Sixth Circuit issued its opinion vacating the judgment of approximately $1.7 million in favor of Sparton and affirming the denial of relief on NRTC’s counterclaim. Sparton continues to believe strongly in the merits of its claims and is currently analyzing its options, which may include further appeals and/or other proceedings. The timing and ultimate resolution of its claim is uncertain at this time. As a result of the vacation of the judgment in Sparton’s favor by the U.S. Court of Appeals for the Sixth Circuit, Sparton has expensed the previously deferred costs of $1.6 million as costs of goods sold, which is reflected in the financial results reported herein as of September 30, 2007.
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
Product Issues
Some of the printed circuit boards supplied to the Company for its aerospace sales were discovered in fiscal 2006 to be nonconforming and defective. The defect occurred during production at the raw board supplier’s facility, prior to shipment to Sparton for further processing. The Company and our customer, who received the defective boards, have contained the defective boards. As of September 30 and June 30, 2007, $2.8 million of related product and associated expenses have been deferred and classified in Sparton’s balance sheet within other non current assets. In August 2005, Sparton Electronics Florida, Inc. filed an action in U.S. District Court of Florida against Electropac Co., Inc. and a related party (the raw board manufacturer) to recover these costs. On August 9, 2007, the U.S. District Court denied Electropac Co., Inc’s motion for summary judgment and a trial in the matter is expected to be held in the first or second calendar quarter of 2008. The likelihood that the claim will be resolved and the extent of the Company’s recovery, if any, is unknown at this time. No loss contingency has been established at September 30, 2007.
Item 1(a). Risk Factors
Information regarding the Company’s Risk Factors is provided in Part I, Item 1(a) “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. There have been no significant changes in the Company’s risk factors since June 30, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Effective September 14, 2005, the Board of Directors authorized a publicly-announced common share repurchase program for the repurchase, at the discretion of management, of up to $4 million of shares of the Company’s outstanding common stock in open market transactions. As of June 30, 2007, 331,781 shares had been repurchased for cash consideration of approximately $2,887,000. During the repurchase period, the weighted average share prices for each month’s activity ranged from $8.38 to $10.18 per share. The program expired September 14, 2007. No shares were repurchased during the quarter ended September 30, 2007.
Repurchased shares are retired. Included in the fiscal 2007 activity is the repurchase of 199,356 shares concurrent with the coordinated exercise in the second quarter of common stock options held by the Company’s officers, employees, and directors.
Item 4. Submission of Matters to a Vote of Security Holders
At the October 24, 2007, Annual Meeting of Shareowners of Sparton Corporation, a total of 9,590,560 of the Company’s shares were present or represented by proxy at the meeting. This represented more than 98% of the Company’s shares outstanding. Total shares outstanding and eligible to vote were 9,811,507, of which 220,947 did not vote.
The individuals named below were re-elected as Directors to serve a three-year term expiring in 2010:

	Votes FOR	Votes WITHHELD
David P. Molfenter	6,732,817	2,857,743
W. Peter Slusser	6,800,165	2,790,395
Bradley O. Smith	6,805,789	2,784,771
Lynda J.-S. Yang	8,476,070	1,114,490
Messrs. James N. DeBoer, James D. Fast, David W. Hockenbrocht, Richard L. Langley, William I. Noecker, and Douglas R. Schrank all continue as directors of the Company.
A second proposal for the ratification of the appointment of the Company’s current independent auditors, BDO Seidman, LLP, was presented to the shareowners for vote. BDO Seidman, LLP was ratified as the Company’s independent auditors for fiscal year 2008 with 9,448,223 votes FOR, 113,630 votes AGAINST, and 28,707 votes ABSTAINED. There were no BROKER NON VOTES.

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

Date: November 9, 2007	/s/ DAVID W. HOCKENBROCHT
David W. Hockenbrocht, Chief Executive Officer

Date: November 9, 2007	/s/ RICHARD L. LANGLEY
Richard L. Langley, Chief Financial Officer