Form 10-Q
period 2007-12-31
SPARTON CORP
filed 2008-02-11
CIK 92679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding at January 31, 2008
$1.25 Par Value	9,811,507

Part I. Financial Information
Item 1. Financial Statements (Interim, Unaudited)
SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

	December 31, 2007	June 30, 2007

ASSETS

Current assets:
Cash and cash equivalents	$6,505,132	$3,982,485
Accounts receivable	28,598,258	24,566,104
Inventories and costs of contracts in progress	53,505,175	53,520,533
Income taxes recoverable	740,007	485,074
Deferred income taxes	1,984,034	2,287,438
Prepaid expenses and other current assets	916,888	949,092

Total current assets	92,249,494	85,790,726

Property, plant and equipment — net	17,409,669	17,721,812
Deferred income taxes — non current	5,047,914	4,630,819
Goodwill	16,377,805	16,378,327
Other intangibles — net	6,003,021	6,243,647
Other non current assets	4,291,594	6,242,467

Total assets	$141,379,497	$137,007,798

LIABILITIES AND SHAREOWNERS’ EQUITY

Current liabilities:
Short-term bank borrowings	$4,500,000	$1,000,000
Current portion of long-term debt	3,973,282	3,922,350
Accounts payable	21,815,968	15,781,046
Salaries and wages	4,767,604	4,806,724
Accrued health benefits	1,333,481	1,359,844
Other accrued liabilities	5,879,641	5,931,638

Total current liabilities	42,269,976	32,801,602

Pension liability	211,565	12,495
Long-term debt — non current portion	10,088,502	12,088,254
Environmental remediation — non current portion	5,463,647	5,625,776

Total liabilities	58,033,690	50,528,127

Shareowners’ equity:
Preferred stock, no par value; 200,000 shares authorized, none outstanding	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 9,811,507 shares outstanding at December 31 and June 30, 2007	12,264,384	12,264,384
Capital in excess of par value	19,546,439	19,474,097
Retained earnings	53,445,031	56,730,643
Accumulated other comprehensive loss	(1,910,047)	(1,989,453)

Total shareowners’ equity	83,345,807	86,479,671

Total liabilities and shareowners’ equity	$141,379,497	$137,007,798

See accompanying notes to condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
December 31, 2007 and 2006

	Three months ended		Six months ended
	2007	2006	2007	2006

Net sales	$54,950,927	$53,056,457	$113,802,790	$101,373,228
Costs of goods sold	51,286,598	49,587,268	108,522,915	97,163,273

Gross profit	3,664,329	3,469,189	5,279,875	4,209,955

Selling and administrative expenses	5,015,704	4,393,064	9,492,667	8,714,296
Amortization of intangibles	120,312	120,312	240,625	241,736
EPA related — net environmental remediation	1,073	(210,807)	928	(201,230)
Net (gain) loss on sale of property, plant and equipment	(4,200)	(2,048)	(932,022)	(205,723)

	5,132,889	4,300,521	8,802,198	8,549,079

Operating loss	(1,468,560)	(831,332)	(3,522,323)	(4,339,124)

Other income (expense):
Interest and investment income (loss)	51,528	(79,904)	78,246	71,027
Interest expense	(295,248)	(290,723)	(600,340)	(587,722)
Equity loss in investment	(76,000)	(19,000)	(200,000)	(7,000)
Other — net	111,440	(278,622)	593,805	(259,905)

	(208,280)	(668,249)	(128,289)	(783,600)

Loss before income taxes	(1,676,840)	(1,499,581)	(3,650,612)	(5,122,724)
Provision (credit) for income taxes	188,000	(122,000)	(365,000)	(1,281,000)

Net loss	$(1,864,840)	$(1,377,581)	$(3,285,612)	$(3,841,724)

Loss per share — basic and diluted	$(0.19)	$(0.14)	$(0.33)	$(0.39)

See accompanying notes to condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended December 31,
	2007	2006

Cash Flows From Operating Activities:
Net loss	$(3,285,612)	$(3,841,724)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	1,131,366	1,309,563
Deferred income tax credit	(154,596)	—
Loss on sale of investment securities	—	244,765
Equity loss in investment	200,000	7,000
Pension expense	319,381	248,483
Share-based compensation	72,342	134,360
Gain on sale of property, plant and equipment	(932,022)	(7,048)
Gain from sale of non-operating land	—	(198,675)
Other, NRTC litigation loss	1,643,396	47,420
Changes in operating assets and liabilities:
Accounts receivable	(4,032,154)	(838,678)
Income taxes recoverable	(254,933)	(1,147,000)
Inventories, prepaid expenses and other current assets	(96,434)	(2,848,009)
Accounts payable and accrued liabilities	5,755,836	(2,414,705)

Net cash provided by (used in) operating activities	366,570	(9,304,248)

Cash Flows From Investing Activities:
Proceeds from sale of investment securities	—	15,578,362
Proceeds from maturity of investment securities	—	465,645
Purchases of property, plant and equipment	(573,903)	(2,167,460)
Proceeds from sale of non-operating land	—	811,175
Proceeds from sale of property, plant and equipment	1,076,018	7,048
Other, principally noncurrent other assets	107,477	176

Net cash provided by investing activities	609,592	14,694,946

Cash Flows From Financing Activities:
Net short-term bank borrowings	3,500,000	—
Repayment of long-term debt	(1,953,515)	(1,895,766)
Proceeds from the exercise of stock options	—	1,332,402
Tax effect from stock transactions	—	175,911
Repurchases of common stock	—	(2,523,920)

Net cash provided by (used in) financing activities	1,546,485	(2,911,373)

Increase in cash and cash equivalents	2,522,647	2,479,325
Cash and cash equivalents at beginning of period	3,982,485	7,503,438

Cash and cash equivalents at end of period	$6,505,132	$9,982,763

See accompanying notes to condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareowners’ Equity (Unaudited)

	Six months ended December 31, 2007
			Capital		Accumulated other
	Common Stock		in excess	Retained	comprehensive
	Shares	Amount	of par value	earnings	income (loss)	Total

Balance at July 1, 2007	9,811,507	$12,264,384	$19,474,097	$56,730,643	$(1,989,453)	$86,479,671

Share-based compensation			72,342			72,342

Comprehensive income (loss), net of tax:
Net loss				(3,285,612)		(3,285,612)
Amortization of unrecognized pension costs					79,406	79,406

Comprehensive loss						(3,206,206)

Balance at December 31, 2007	9,811,507	$12,264,384	$19,546,439	$53,445,031	$(1,910,047)	$83,345,807

	Six months ended December 31, 2006
			Capital		Accumulated other
	Common Stock		in excess	Retained	comprehensive
	Shares	Amount	of par value	earnings	income (loss)	Total

Balance at July 1, 2006	9,392,305	$11,740,381	$15,191,990	$70,183,104	$(265,097)	$96,850,378

Stock dividend (5% declared October 25, 2006)	466,365	582,956	3,404,465	(3,989,398)		(1,977)
Stock options exercised, net of common stock surrendered to facilitate exercise	232,347	290,434	1,041,968			1,332,402
Repurchases of common stock as part of 2005 share repurchase program	(292,744)	(365,930)	(463,554)	(1,694,436)		(2,523,920)
Share-based compensation			134,360			134,360
Tax effect of stock transactions			175,911			175,911

Comprehensive income (loss), net of tax:
Net loss				(3,841,724)		(3,841,724)
Net unrealized loss on investment securities owned					122,606	122,606
Reclassifcation adjustment for net gain realized and reported in net loss					161,545	161,545
Net unrealized gain on equity investment					50,000	50,000

Comprehensive loss						(3,507,573)

Balance at December 31, 2006	9,798,273	$12,247,841	$19,485,140	$60,657,546	$69,054	$92,459,581

See accompanying notes to condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation — The accompanying unaudited condensed consolidated financial statements of Sparton Corporation and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All significant intercompany transactions and accounts have been eliminated. The condensed consolidated balance sheet at December 31, 2007, and the related condensed consolidated statements of operations, cash flows and shareowners’ equity for the six months ended December 31, 2007 and 2006 are unaudited, but include all adjustments (consisting only of normal recurring accruals with the exception of the NRTC litigation loss described in Note 6) which the Company considers necessary for a fair presentation of such interim financial statements. Operating results for the six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008. The terms “Sparton,” the “Company,” “we,” “us,” and “our” refer to Sparton Corporation and subsidiaries.
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
Accounts receivable, credit practices, and allowance for probable losses — Accounts receivable are customer obligations generally due under normal trade terms for the industry. Credit terms are granted and periodically revised based on evaluations of the customers’ financial condition. The Company performs ongoing credit evaluations of its customers and although the Company does not generally require collateral, letters of credit or cash advances may be required from customers in order to support accounts receivable in certain circumstances. Historically, a majority of receivables from foreign customers have been secured by letters of credit or cash advances.
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
Fair value of financial instruments — The fair value of cash and cash equivalents, trade accounts receivable, short-term bank borrowings, and accounts payable approximate their carrying value. Cash and cash equivalents consist of demand deposits and other highly liquid investments with an original term when purchased of three months or less. With respect to the Company’s issued or assumed long-term debt instruments, consisting of industrial revenue bonds, notes payable and bank debt, relating to the May 31, 2006 acquisition of SMS, as reported in Note 5 of this report, management believes the fair value of these financial instruments approximates their carrying value at December 31, 2007.
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
There were no investment securities purchased during the six months ended December 31, 2007 or 2006. For the six months ended December 31, 2007 and 2006 there were $0 and $15,578,000 of proceeds from the sale of investment securities, respectively.
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

Long-lived assets — The Company reviews long-lived assets that are not held for sale for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is determined by comparing the carrying value of the assets to their estimated future undiscounted cash flows. If it is determined that an impairment of a long-lived asset has occurred, a current charge to income is recognized. The Company also has goodwill and other intangibles which are considered long-lived assets. While a portion of goodwill is associated with the Company’s investment in Cybernet, the majority of the approximately $22.4 million and $22.6 million in net carrying value of goodwill and other intangibles reflected on the Company’s balance sheet as of December 31 and June 30, 2007, respectively, is associated with the acquisition of SMS. For a more complete discussion of goodwill and other intangibles, see Note 4 of this report.
Other assets — At June 30, 2007, the Company’s Deming, New Mexico facility was classified as held for sale and carried in other current assets in the Company’s balance sheet. For a further discussion of the sale of this facility, which transaction closed on July 20, 2007, see Note 10 of this report. In addition, included in other non current assets as of December 31 and June 30, 2007 was $2.8 million and $4.4 million, respectively, of inventory materials for which the Company is seeking reimbursement from other parties, which is described in Note 6 of this report.
Common stock repurchases — The Company records common stock repurchases at cost. The excess of cost over par value is first allocated to capital in excess of par value based on the per share amount of capital in excess of par value for all outstanding shares, with the remainder charged to retained earnings. Effective September 14, 2005, the Board of Directors authorized a publicly-announced common share repurchase program for the repurchase, at the discretion of management, of up to $4 million of shares of the Company’s outstanding common stock in open market transactions. The program expired September 14, 2007. As of the expiration date repurchased shares totaled 331,781, at a cumulative cost of approximately $2,887,000. Repurchased shares have been retired. No shares have been repurchased during fiscal 2008.
Deferred income taxes — Deferred income taxes are based on enacted income tax rates in effect on the dates temporary differences between the financial reporting and tax bases of assets and liabilities reverse. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the enactment date. To the extent that available evidence about the future raises doubt about the realization of a deferred tax asset, a valuation allowance would be established. No such valuation allowance was deemed necessary as of December 31 or June 30, 2007. For a further discussion on income taxes see Part II, Critical Accounting Policies and Estimates, of this report.
Supplemental cash flows information — Supplemental cash and noncash activities for the six months ended December 31, 2007 and 2006 were as follows:

	2007	2006

Net cash paid (refunded) during the period for:
Income taxes	$(46,000)	$2,000

Interest (including $4,000 of capitalized interest in fiscal 2008)	$601,000	$575,000

New accounting standards — In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement provides reporting entities the one-time election (the “fair value option”) to measure financial instruments and certain other items at fair value. For items for which the fair value option has been elected, unrealized gains and losses are to be reported in earnings at each subsequent reporting date. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Both SFAS No. 159 and 157 are effective for financial statements issued by Sparton for the first interim period of our fiscal year beginning on July 1, 2008. The Company does not expect that the adoption of SFAS No. 159 or 157 will have a significant impact on our condensed consolidated financial statements.
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
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48), an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN No. 48 seeks to reduce the significant diversity in practice associated with financial statement recognition and measurement in accounting for income taxes and prescribes a recognition threshold and measurement attribute for disclosure of tax positions taken or expected to be taken on an income tax return. In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (FIN 48-1). FIN 48-1 amends FASB Interpretation No. 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The interpretation was effective upon initial adoption of FIN No. 48. The Company implemented FIN No. 48 on July 1, 2007, and accordingly analyzed its fling positions in the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The adoption of FIN No. 48, and the succeeding amendment FIN 48-1, had no significant impact on the Company’s condensed consolidated financial statements.
Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Sparton’s evaluation was performed for the fiscal years 2004 through 2007, the years which remain subject to examination by major tax jurisdictions as of December 31, 2007. It is possible that the Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Any assessment for interest and/or penalties would be classified in the financial statements as selling, general and administrative expense.
NOTE 2. INVENTORIES AND COSTS OF CONTRACTS IN PROGRESS
Customer orders are based upon forecasted quantities of product, manufactured for shipment over defined periods. Raw material inventories are purchased to fulfill these customer requirements. Within these arrangements, customer demands for products frequently change, sometimes creating excess and obsolete inventories. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income and a valuation allowance is established for the difference between the carrying cost and the estimated realizable amount. Conversely, should the disposition of adjusted excess and obsolete inventories result in recoveries in excess of these reduced carrying values, the remaining portion of the valuation allowances is reversed and taken into income when such determinations are made. It is possible that the Company’s financial position, results of operations and cash flows could be materially affected by changes to inventory valuation allowances. These valuation allowances totaled $2,793,000 and $2,416,000 at December 31 and June 30, 2007, respectively.
Inventories are valued at the lower of cost (first-in, first-out basis) or market and include costs related to long-term contracts. Inventories, other than contract costs, are principally raw materials and supplies. The following are the approximate major classifications of inventory, net of progress billings and valuation allowances, at each balance sheet date:

	December 31, 2007	June 30, 2007

Raw materials	$36,629,000	$36,627,000
Work in process and finished goods	16,876,000	16,894,000

	$53,505,000	$53,521,000

Work in process and finished goods inventories include $3.0 million and $3.3 million of completed, but not yet accepted, sonobuoys at December 31 and June 30, 2007, respectively. Inventories are reduced by progress billings to the U.S. government, related to long-term contracts, of approximately $4.1 million and $8.6 million at December 31 and June 30, 2007, respectively.

NOTE 3. DEFINED BENEFIT PENSION PLAN
Periodic benefit cost — The Company sponsors a defined benefit pension plan covering certain salaried and hourly U.S. employees. The components of net periodic pension expense are as follows for the three and six months ended December 31:

	Three months ended		Six months ended
	2007	2006	2007	2006

Service cost	146,000	$111,000	269,000	$247,000
Interest cost	145,000	141,000	303,000	316,000
Expected return on plan assets	(160,000)	(194,000)	(373,000)	(434,000)
Amortization of prior service cost	25,000	23,000	51,000	51,000
Amortization of net loss	39,000	31,000	69,000	68,000

Net periodic benefit cost	$195,000	$112,000	$319,000	$248,000

Based upon current actuarial calculations and assumptions, a pension contribution in the amount of $79,000 is anticipated to be required to be made during this current fiscal year. No cash contribution was required or paid by the Company in fiscal 2007.
NOTE 4. GOODWILL AND OTHER INTANGIBLES
The Company follows SFAS No. 141, Business Combinations (SFAS No. 141), SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142) and SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (SFAS No. 144). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually. Cybernet Systems Corporation’s (Cybernet) goodwill and goodwill related to the SMS purchase is reviewed for impairment annually, with the next review expected to occur in the fourth quarter of fiscal 2008. See “Business Acquisition”, Note 1 of this report, for additional information on the purchase of SMS, which occurred on May 31, 2006. SFAS No. 144 requires that intangible assets with definite useful lives be amortized over their estimated useful lives to their estimated residual values and be reviewed for impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. The change in the carrying amounts of goodwill and amortizable intangibles during the six months ended December 31, 2007 and year ended June 30, 2007, were as follows:

		Amortizable
	Goodwill	Intangibles	Total Intangibles

Balance at July 1, 2006	$15,744,000	$6,726,000	$22,470,000
Goodwill additions	634,000	—	634,000
Amortization	—	(482,000)	(482,000)

Balance at June 30, 2007	$16,378,000	$6,244,000	$22,622,000
Amortization	—	(241,000)	(241,000)

Balance at December 31, 2007	$16,378,000	$6,003,000	$22,381,000

Goodwill — Goodwill is comprised of the following: $770,000 related to the Company’s investment in Cybernet Systems Corporation (Cybernet) and $15,608,000 related to the Company’s purchase of SMS. Additional goodwill in the amount of $38,000 as a result of the Company’s purchase of SMS, as well as $596,000 resulting from accrued contingent consideration determined to be earned by the sellers of SMS at June 30, 2007. This consideration was recorded during fiscal 2007 and paid in the first quarter of fiscal 2008.
Other intangibles — Other intangibles of $6,765,000 were recognized upon the purchase of SMS in May 2006, consisting of intangibles for non-compete agreements of $165,000 and customer relationships of $6,600,000. These costs are being amortized ratably over 4 years and 15 years, respectively. Accumulated amortization as of December 31, 2007 amounted to $762,000; $65,000 and $697,000 were for amortization of non-compete agreements and customer relationships, respectively. Amortization of intangible assets is estimated to be approximately $481,000 for fiscal 2008, 2009 and 2010, and approximately $440,000 for each of the subsequent 10 years.

NOTE 5. BORROWINGS
Short-term debt maturities and line of credit — Short-term debt as of December 31, 2007, includes the current portion of long-term bank loan debt of $2,000,000, the current portion of long-term notes payable of $1,872,000, and the current portion of Industrial Revenue bonds of $101,000. Both the bank loan and the notes payable were incurred as a result of the Company’s purchase of SMS on May 31, 2006, and are due and payable in equal installments over the next several years as further discussed below. The Industrial Revenue bonds were assumed at the time of SMS’s purchase and were previously incurred by Astro Instrumentation, LLC (Astro).
The Company also has available an unsecured $20,000,000 revolving line-of-credit facility provided by National City Bank to support working capital needs and other general corporate purposes. Interest on borrowings is charged using a floating rate of 1.25% plus a base rate determined by reference to a specified index, which as of December 31, 2007 equaled an effective rate of 6.75% (6.82% as of June 30, 2007). As of December 31 and June 30, 2007, there was $4.5 and $1.0 million drawn against this credit facility, respectively. Accrued interest on those borrowings amounted to approximately $6,000 and $1,000 as of December 31 and June 30, 2007, respectively. Borrowings are due on demand.
Long-term debt — Long-term debt, all of which arose in conjunction with the SMS acquisition, consists of the following obligations at each balance sheet date:

	December 31, 2007	June 30, 2007

Industrial Revenue bonds, face value	$2,321,000	$2,376,000
Less unamortized purchase discount	136,000	141,000

Industrial Revenue bonds, carrying value	2,185,000	2,235,000
Bank loan	7,000,000	8,000,000
Notes payable	4,877,000	5,776,000

Total long-term debt	14,062,000	16,011,000
Less current portion	3,973,000	3,922,000

Long-term debt, net of current portion	$10,089,000	$12,089,000

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
The bonds carry certain requirements generally obligating the Company to deposit funds into a sinking fund. The sinking fund requires the Company to make monthly deposits of one twelfth of the annual obligation plus accrued interest. The purchase discount is being amortized ratably over the remaining term of the bonds. Amortization expense for the six months ended December 31 and the year ended June 30, 2007, respectively, was approximately $5,000 and $9,000. The Company has issued an irrevocable letter of credit in the amount of $284,000 to secure repayment of a portion of the bonds. A further discussion of borrowings and other information related to the Company’s purchase of SMS may be found in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
The bank term loan, provided by National City Bank with an original principal of $10 million, is being repaid over five years, with quarterly principal payments of $500,000 which commenced September 1, 2006. This loan bears interest at the variable rate of LIBOR plus 100 basis points, with interest calculated and paid quarterly along with the principal payment. As of December 31 and June 30, 2007, respectively, the effective interest rate equaled 5.85% and 6.32%, with accrued interest of approximately $33,000 and $41,000. As a condition of this bank loan, the Company is subject to certain customary covenants. The Company met these requirements at December 31, 2007. This debt is not secured.
Two notes payable with initial principal of $3,750,000 each, totaling $7.5 million, are payable to the sellers of Astro. These notes are to be repaid over four years, in aggregate semi-annual payments of principal and interest in the combined amount of $1,057,000 on June 1 and December 1 of each year. Payments commenced on December 1, 2006. These notes each bear interest at 5.5% per annum. The notes are proportionately secured by the stock of Astro. As of December 31 and June 30, 2007, there was interest accrued on these notes in the amount of approximately $22,000 and $26,000, respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES
Environmental Remediation
One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been involved with ongoing environmental remediation since the early 1980s. At December 31, 2007, Sparton had accrued $5,820,000 as its best estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which $356,000 is classified as a current liability and included on the balance sheet in other accrued liabilities. The Company’s minimum cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements.
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
Customer Relationships
In September 2002, Sparton Technology, Inc. (STI), a subsidiary of Sparton Corporation, filed an action in the U.S. District Court for the Eastern District of Michigan to recover certain unreimbursed costs incurred for the acquisition of raw materials as a result of a manufacturing relationship with two entities, Util-Link, LLC (Util-Link) of Delaware and National Rural Telecommunications Cooperative (NRTC) of the District of Columbia. The defendants filed a counterclaim in the action seeking money damages alleging that STI breached its duties in the manufacture of products for the defendants.
At the conclusion of the jury trial in November of 2005, STI was awarded damages in an amount in excess of the unreimbursed costs. The defendants were denied relief on their counterclaim. As of June 30, 2007, $1.6 million of the deferred costs incurred by the Company were included in other non current assets on the Company’s balance sheet. NRTC filed an appeal of the judgment with the U.S. Court of Appeals for the Sixth Circuit and on September 21, 2007, with that court issuing its opinion vacating the judgment in favor of Sparton and affirming the denial of relief on NRTC’s counterclaim. Sparton continues to believe strongly in the merits of its claims and has filed a Petition for Certiorari with the U.S. Supreme Court and a Motion for Judgment as a Matter of Law and/or New Trial with the trial court. The timing and ultimate resolution of its claim is uncertain at this time. As a result of the vacation of the judgment in Sparton’s favor by the U.S. Court of Appeals for the Sixth Circuit, Sparton expensed the previously deferred costs of $1.6 million as costs of goods sold, which was reflected in the financial results reported for the quarter ended September 30, 2007.
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
As of December 31 and June 30, 2007, $2.8 million of related product and associated expenses have been deferred and classified in Sparton’s balance sheet within other non current assets. In August 2005, Sparton Electronics Florida, Inc. filed an action in U.S. District Court of Florida against Electropac Co., Inc. and a related company (the raw board manufacturer) to recover these costs. A trial in the matter is expected to be held in the second or third quarter of calendar 2008. The likelihood that the claim will be resolved and the extent of the Company’s recovery, if any, is unknown at this time. No loss contingency has been established at December 31, 2007.
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
The Company has an incentive stock option plan under which 970,161 authorized and unissued common shares, which includes 760,000 original shares adjusted by 210,161 shares for the subsequent declaration of stock dividends, were reserved for option grants to key employees and directors at the fair market value of the Company’s common stock at the date of the grant. Options granted to date have either a five or ten-year term and become vested and exercisable cumulatively beginning one year after the grant date, in four equal annual installments. Options may terminate before their expiration dates if the optionee’s status as an employee is terminated, retired, or upon death.
Employee stock options, which are granted by the Company pursuant to The Plan, which was last amended and restated on October 24, 2001, are structured to qualify as “incentive stock options” (ISOs). Stock options granted to non-employee directors are non-qualified stock options (NQSO’s). Under current federal income tax regulations, the Company does not receive a tax deduction for the issuance, exercise or disposition of ISOs if the employee meets certain holding period requirements. If the employee does not meet the holding period requirement a disqualifying disposition occurs, at which time the Company can receive a tax deduction. The Company does not record tax benefits related to ISOs unless and until a disqualifying disposition occurs. In the event of a disqualifying disposition, the entire tax benefits is recorded as a reduction of income tax expense. In accordance with SFAS No. 123(R), excess tax benefits (where the tax deduction exceeds the recorded compensation expense) are credited to “capital in excess of par value” in the consolidated statement of shareowners’ equity and tax benefits deficiencies (where the recorded compensation expense exceeds the tax deduction) are charged to “capital in excess of par value” to the extent previous excess tax benefits exist.
The following table presents share-based compensation expense and related components for the three months and six months ended December 31, 2007 and 2006, respectively:

	Three months ended		Six months ended
	2007	2006	2007	2006
Share-based compensation expense	$52,000	$68,000	$72,000	$134,000

Related tax benefit	—	$21,000	—	$21,000

Share-based compensation expense impacted basic and diluted per share amounts by approximately	—	$0.01	—	$0.01
As of December 31, 2007, unrecognized compensation costs related to nonvested awards amounted to $312,000 and will be recognized over the remaining weighted average period of approximately 1.30 years.
In general, the Company’s policy is to issue new shares upon the exercise of a stock option. A summary of option activity under the Company’s stock option plan for the six months ended December 31, 2007 is presented below. The intrinsic value of a stock option is the difference between the stock price of the share under option at the measurement date (i.e., date of exercise or date outstanding in the table below) and its exercise price. Stock options are excluded from this calculation if their exercise price is above the stock price of the share under option at the measurement date. All options presented have been adjusted to reflect the impact of all 5% common stock dividends declared. At December 31, 2007, shares remaining available for future grant totaled 270,606.

			Wtd. Avg.
			Remaining
	Total Shares	Wtd. Avg.	Contractual	Aggregate
	Under Option	Exercise Price	Term (years)	Intrinsic Value
Outstanding at July 1, 2007	300,303	$7.82	5.74	$66,000
Granted	—
Exercised	—
Forfeited or expired	(76,918)

Outstanding at December 31, 2007	223,385	$8.22	7.15	—

Exercisable at December 31, 2007	123,813	$7.97	6.80	—

The aggregate intrinsic value of options outstanding, which includes options exercisable, at December 31, 2007, was $0, as all options both outstanding and exercisable had an exercise price above the stock price of the share under option at that date. The exercise price of stock options outstanding at December 31, 2007, ranged from $6.52 to $8.57.
There were no stock options granted during the six months ended December 31, 2007. Assumptions utilized in determining the amount expensed for stock options during the periods presented are consistent with, and disclosed in, the Company’s previously filed Annual Report on Form 10-K for the year ended June 30, 2007.
NOTE 8. EARNINGS (LOSS) PER SHARE
Due to the Company’s interim reported net losses for the three months and six months ended December 2007 and 2006, all common stock options outstanding were excluded from the computation of diluted earnings per share for those periods, as their inclusion would have been anti-dilutive.
Basic and diluted loss per share for the three months and six months ended December 31, 2007 and 2006 were computed based on the following shares outstanding:

	Three months ended		Six months ended
	2007	2006	2007	2006
Weighted average shares outstanding	9,811,507	9,834,019	9,811,507	9,842,970

Basic and diluted loss per share	$(0.19)	$(0.14)	$(0.33)	$(0.39)

NOTE 9. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes net income (loss) as well as unrealized gains and losses, net of income tax, on investment securities owned and investment securities held by an investee accounted for by the equity method, as well as changes (beginning in fiscal 2008) in the funded status of the Company’s defined benefit pension plan, which are excluded from net income (loss). Unrealized investment gains and losses and changes in the funded status of the pension plan, net of tax, are excluded from net income (loss), but are reflected as a direct charge or credit to shareowners’ equity. Comprehensive income (loss) and the related components are disclosed in the accompanying condensed consolidated statements of shareowners’ equity. Amortization of unrecognized pension expense for the six months ended December 31, 2007 of $79,000 includes prior service cost and net actuarial loss of $34,000 and $45,000, respectively, net of tax. Comprehensive loss is summarized as follows for the three months and six months ended December 31, 2007 and 2006, respectively:

	Three months ended		Six months ended
	2007	2006	2007	2006
Net loss	$(1,865,000)	$(1,378,000)	$(3,286,000)	$(3,842,000)
Other comprehensive income (loss), net of tax
Investment securities owned	—	161,000	—	284,000
Investment securities held by investee accounted for by the equity method	—	39,000	—	50,000
Amortization of unrecognized pension costs	42,000	—	79,000	—

	42,000	200,000	79,000	334,000

Comprehensive loss	$(1,823,000)	$(1,178,000)	$(3,207,000)	$(3,508,000)

At December 31 and June 30, 2007, shareowners’ equity includes accumulated other comprehensive loss of $1,910,000 and $1,989,000, respectively, net of tax, which is the unrecognized prior service cost and net actuarial loss of the Company’s pension plan.

In June 1999, the Company purchased a 14% interest (12% on a fully diluted basis) in Cybernet for $3,000,000. Cybernet is a developer of hardware, software, next-generation network computing, and robotics products. It is located in Ann Arbor, Michigan. The investment is accounted for under the equity method and is included in other assets and goodwill on the balance sheet. At December 31 and June 30, 2007, the Company’s investment in Cybernet amounted to $1,955,000 and $2,248,000, respectively, representing its equity interest in Cybernet’s net assets plus $770,000 of goodwill. The Company believes that the equity method is appropriate given Sparton’s level of involvement in Cybernet. Sparton’s current President and CEO is one of three Cybernet Board members, and as part of that position is actively involved in Cybernet’s oversight and operations. In addition, he has a strategic management relationship with the owners, who are also the other two board members, resulting in his additional involvement in pursuing areas of common interest for both Cybernet and Sparton. The use of the equity method requires Sparton to record its share of Cybernet’s income or loss in earnings (“Equity income/loss in investment”) in Sparton’s statements of operations with a corresponding increase or decrease in the investment account (“Other non current assets”) in Sparton’s balance sheets. In addition, Sparton’s share of any unrealized gains (losses) on available-for-sale securities held by Cybernet is carried in accumulated other comprehensive income (loss) within the shareowners’ equity section of Sparton’s balance sheets. The unrealized gains (losses) on available-for-sale securities in fiscal 2007 reflect Cybernet’s investment in Immersion Corporation, a publicly traded company, as well as other investments. There have been no unrealized gains or losses in fiscal 2008, as during fiscal 2007 Cybernet liquidated these investments.
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
Some of the equipment located at the Deming facility was relocated to other Sparton facilities, primarily in Florida, for their use in ongoing production activities. The land, building, applicable inventory, and remainder of other Deming assets were sold pursuant to an agreement signed at the end of March 2007. The sale involved several separate transactions. The sale of the inventory and equipment for $200,000 was completed on March 30, 2007. The sale of the land and building for $1,000,000 closed on July 20, 2007. During the interim period, the purchaser leased the real property. The net value of the land and building sold was included in prepaid expenses and other current assets in the Company’s balance sheet as of June 30, 2007. The property, plant, and equipment of the Deming facility was substantially fully depreciated. The ultimate sale of this facility was completed at a net gain of approximately $868,000. The net gain includes a gain of approximately $928,000 on the sale of property, plant and equipment, less a loss on the sale of remaining inventory, which loss is included in the costs of goods sold section of the statement of operations. The net gain was recognized in full entirely in the first quarter of fiscal 2008 upon closing of the real estate transaction.
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
Other risks and uncertainties that may affect operations, performance, growth forecasts and business results include, but are not limited to, timing and fluctuations in U.S. and/or world economies, competition in the overall EMS business, availability of production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, foreign currency exchange rate risk, Sparton uncertainties associated with the outcome of litigation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation, and uncertainties related to defects discovered in certain of the Company’s aerospace circuit boards. Other risk factors are related to the availability and cost of materials used in the manufacture of its products. A number of events can impact these risks and uncertainties, including potential escalating utility and other related costs due to natural disasters, as well as political uncertainties such as the conflict in Iraq. The Company has encountered availability and extended lead time issues on some electronic components due to strong market demand; this resulted in higher prices and late deliveries. Additionally, the timing of sonobuoy sales to the U.S. Navy is dependent upon access to the test range and successful passage of product tests performed by the U.S. Navy. Reduced governmental budgets have made access to the test range less predictable and less frequent than in the past. Finally, the Sarbanes-Oxley Act of 2002 required changes in, and formalization of, some of the Company’s corporate governance and compliance practices. The SEC and New York Stock Exchange (NYSE) also passed rules and regulations requiring additional compliance activities. Compliance with these rules has increased administrative costs, and it is expected that certain of these costs will continue indefinitely. For a further discussion of the Company’s risk factors refer to Part I, Item 1(a), Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this report.
EXECUTIVE SUMMARY
Year to date, fiscal 2008 has been favorably impacted by:
•	Consistent and successful sonobuoy drop tests contributing to increased sales and improved margins.

•	Continued sales growth in the Medical/Scientific Instrumentation market and a number of significant new program orders now in start-up.

•	Improved margins from a better product mix, improved performance, and repricing on some products.

•	The completion of the sale of the Deming, New Mexico facility at a gain.
These factors, however, have partially been offset by:
•	Sales of several lots of sonobuoys in the six month period which carried minimal or no margin, which programs are now essentially complete.

•	Significant new program start-up costs related to hiring staff, training personnel and ordering material in advance of production, compounded by customer delays leading to further unexpected cost growth.

•	Increased selling and administrative expenses to support new program start-ups.

•	Decreased sales and depressed margins in the Industrial/Other market, due primarily to reduced sales and pricing concessions to one customer.

•	The write-off of a $1.6 million claim (previously recorded as a deferred asset), due to an adverse court opinion.

•	Increased outside service costs related to the obligation to report on internal control over financial reporting which begins at the end of this fiscal year.
These various items, among others, are further discussed below.
RESULTS OF OPERATIONS

	Three months ended December 31:
	2007		2006
MARKET	Sales	% of Total	Sales	% of Total	% Change
Medical/Scientific Instrumentation	$19,551,000	35.6%	$15,968,000	30.1%	22.4%
Aerospace	15,164,000	27.6	14,115,000	26.6	7.4
Industrial/Other	9,438,000	17.2	15,450,000	29.1	(38.9)
Government	10,798,000	19.6	7,523,000	14.2	43.5

Totals	$54,951,000	100.0%	$53,056,000	100.0%	3.6%

Sales for the three months ended December 31, 2007, totaled $54,951,000, an increase of $1,895,000 (3.6%) from the same quarter last year. Government sales in fiscal 2008 continue to be significantly above the depressed level of sales in fiscal 2007. This increase in sales, of $3,275,000 or 43.5%, is the result of successful sonobuoy testing. Medical/Scientific Instrumentation sales increased $3,583,000 (22.4%) from the same quarter last year. This increase is primarily due to new customer program start-ups. In addition, one existing customer contributed $1,969,000 of the increase. We anticipate the Medical/Scientific Instrumentation customer base and sales will continue to expand. Aerospace sales were up modestly from prior year. However, Industrial/Other sales declined $6,012,000 (38.9%). This decrease was primarily due to lower sales to two existing customers, which accounted for a combined decrease of $5,302,000 during the quarter ended December 31, 2007. We are uncertain at this time as to the level of future sales to these two customers.
The following table presents income statement data as a percentage of net sales for the three months ended December 31, 2007 and 2006:

	2007	2006

Net sales	100.0%	100.0%
Costs of goods sold	93.3	93.5

Gross profit	6.7	6.5
Selling and administrative expenses	9.1	8.3
Other operating (income) expense — net	0.3	(0.2)

Operating loss	(2.7)	(1.6)
Other income (expense) — net	(0.4)	(1.2)

Loss before income taxes	(3.1)	(2.8)
Provision (credit) for income taxes	0.3	(0.2)

Net loss	(3.4)%	(2.6)%

An operating loss of $1,469,000 was reported for the three months ended December 31, 2007, compared to an operating loss of $831,000 for the three months ended December 31, 2006. The gross profit percentage for the three months ended December 31, 2007, was 6.7%, an increase from 6.5% for the same period last year. Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and new product introduction. During the quarter ended December 31, 2007, gross profit was favorably impacted by improved margins on several customers, a result of pricing increases and improved performance. In addition, successful sonobuoy drop tests allowed for significantly improved Government sales, as well as an increased margin associated with those sales. However, these improvements were partially offset by price concessions granted to one industrial customer in response to competition from other suppliers, which reduced margins by approximately $0.6 million on similar sales in the prior year. Included in the three months ended December 31, 2007 and 2006 were results from the Company’s Vietnam facility, which has adversely impacted gross profit by $298,000 and $364,000, respectively. There are several additional programs starting for the Vietnam plant which are expected to improve the facility’s performance during the rest of the current fiscal year.
Government sonobuoy sales with no or minimal margin for the quarters ended December 31, 2007 and 2006 totaled $6.8 million and $5.5 million, respectively. With the completion and sale of several minimal or no margin sonobuoys contracts during the first and second quarters of fiscal 2008, the majority of the backlog of these contracts, which totaled $17.9 million at June 30, 2007, have now been completed. The completion of these contracts is anticipated to allow for improved margins in future quarters. During the quarters ended December 31, 2007 and 2006, there were cost to complete adjustments totaling approximately $20,000 and $86,000, respectively, related to the sonobuoy programs. As of December 31, 2007, the backlog remaining of government contracts with minimal or breakeven margins was approximately $0.7 million compared to $26.4 million as of December 31, 2006.
The increase in selling and administrative expenses for the three months ended December 31, 2007, compared to the same period in the prior year, was primarily due to two factors. A large portion of the change, approximately $238,000, was due to increased wages, related benefits, and employee activity at one facility related to the support and start up activity of new customers and increased sales within the Medical/Scientific Instrumentation market. In addition, approximately $158,000 of higher than normal outside service costs were incurred for assistance in connection with preparing for compliance with the Company’s obligation to report on internal control over financial reporting, which commences on June 30, 2008. Beginning in fiscal 2006, the Company was required to expense the vested portion of the fair value of stock options. For the three months ended December 31, 2007 and 2006, $44,000 (or 84%) and $57,000 (or 84%) of the total $52,000 and $68,000, respectively, was included in selling and administrative expenses, with the balance reflected in costs of goods sold. The remaining increase was due to additional increases in various categories, such as wages, employee benefits, insurance, regulatory compliance and other items. Amortization expense, which totaled $120,000 for the quarters ended December 31, 2007 and 2006, was related to the purchase of SMS under the purchase accounting rules; for a further discussion see Note 4 of the Condensed Consolidated Financial Statements.
Interest and investment income increased from the prior fiscal year, mainly due to losses incurred in fiscal 2007 of $245,000, related to the sale of investment securities. During fiscal 2007, the remaining investments were liquidated primarily to fund the operating loss, additions to property, plant and equipment, repayment of debt, and repurchases of common stock. Interest expense of $295,000 and $291,000 for the three months ended December 31, 2007 and 2006, respectively, was primarily the result of the debt incurred and assumed as part of the acquisition of SMS. A further discussion of debt is contained in Note 5 of the Condensed Consolidated Financial Statements.
Other income-net in the second quarter of fiscal 2008 was $111,000, versus other expense-net of $279,000 in fiscal 2007. Translation adjustments, along with gains and losses from foreign currency transactions, in the aggregate, which was included in other income/expense amounted to a gain of $111,000 and a loss of $278,000 for the three months ended December 31, 2007 and 2006, respectively.
The effective tax rate utilized to calculate the applicable tax provision (credit) requires management to make certain estimates, judgments, and assumptions. These estimates, judgments, and assumptions are believed to be reasonable based on information available at that time. To the extent these estimates, judgments, and assumptions differ from that which actually occurs during the course of the year, the tax provision (credit) can be, and in the past has been, materially affected. As a result of the change in fiscal 2008’s estimated effective tax rate from the first quarter’s 28% to the year-to-date period’s 10%, approximately $356,000 of tax expense was recognized in the quarter ended December 31, 2007, that related to the previous three months ended September 30, 2007.
Due to the factors described above, the Company reported a net loss of $1,865,000 ($0.19 per share, basic and diluted) for the three months ended December 31, 2007, compared a net loss of $1,378,000 ($0.14 per share, basic and diluted) for the corresponding period last year.

	Six months ended December 31:
	2007		2006
MARKET	Sales	% of Total	Sales	% of Total	% Change
Medical/Scientific Instrumentation	$38,754,000	34.0%	$30,816,000	30.4%	25.8%
Aerospace	29,695,000	26.1	28,746,000	28.4	3.3
Industrial/Other	20,823,000	18.3	29,534,000	29.1	(29.5)
Government	24,531,000	21.6	12,277,000	12.1	99.8

Totals	$113,803,000	100.0%	$101,373,000	100.0%	12.3%

Sales for the six months ended December 31, 2007, totaled $113,803,000, an increase of $12,430,000 (12.3%) from the same period last year. Government sales in fiscal 2008 continue to increase due to the results of successful sonobuoy drop tests, increasing $12,254,000, or 99.8%, from the prior year. Medical/Scientific Instrumentation sales also increased, $7,938,000, or 25.8%, above sales for the six months ended December 31, 2006. Again, this increase is primarily due to new customer programs and expanded sales to the existing customer base. A portion of the increase was due to two customers, who combined contributed $5,458,000 to the increase. Medical/Scientific Instrumentation sales are expected to continue to expand. Aerospace sales were up slightly from prior year. However, Industrial/Other sales declined $8,711,000 (29.5%). This decrease was primarily due to decreased sales to two existing customers, which accounted for a combined decrease of $9,184,000 during the six months ended December 31, 2007. We are uncertain at this time as to the level of future sales to these two customers. This decrease was partially offset by increased sales to other customers.
The majority of the Company’s sales come from a small number of key strategic and large OEM customers. Sales to the six largest customers, including government sales, accounted for approximately 73% of net sales for the first six months of fiscal 2008 and 2007. Five of the customers, including government, were the same both years. Bally, an industrial customer, accounted for 6% and 12% of total sales. Additionally, an aerospace customer, Honeywell, with several facilities to which we supply product, provided 15% and 17% of total sales for the six months ended December 31, 2007 and 2006, respectively. Siemens Diagnostics (formerly Bayer), a key medical device customer of SMS, contributed 19% and 20% of total sales during the six months ended December 31, 2007 and 2006, respectively.
The following table presents income statement data as a percentage of net sales for the six months ended December 31, 2007 and 2006:

	2007	2006

Net sales	100.0%	100.0%
Costs of goods sold	95.4	95.8

Gross profit	4.6	4.2
Selling and administrative expenses	8.3	8.6
Other operating income — net	(0.6)	(0.1)

Operating loss	(3.1)	(4.3)
Other expense — net	(0.1)	(0.8)

Loss before income taxes	(3.2)	(5.1)
Credit for income taxes	(0.3)	(1.3)

Net loss	(2.9)%	(3.8)%

An operating loss of $3,522,000 was reported for the six months ended December 31, 2007, compared to an operating loss of $4,339,000 for the six months ended December 31, 2006. The gross profit percentage for the six months ended December 31, 2007, was 4.6%, an increase from 4.2% for the same period last year. Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and new product introduction, all of which impacted fiscal 2008’s performance. During the six months ended December 31, 2007, gross profit was favorably impacted by improved margins on several customers, a result of pricing increases and improved performance. In addition, successful sonobuoy drop tests allowed for significantly improved government sales, as well as an increased margin associated with those sales. However, these improvements were partially offset by price concessions granted to one industrial customer in response to competition from other suppliers, which reduced margins by approximately $0.8 million on similar sales in the prior year. Included in the six months ended December 31, 2007 and 2006 were results from the Company’s Vietnam facility, which has adversely impacted gross profit by $407,000 and $685,000, respectively. There are several additional programs starting for the Vietnam plant which are expected to improve the facility’s performance during the rest of the current fiscal year.
Also included in costs of goods sold for fiscal 2008 was the write-off of inventory previously carried as a deferred asset. This write-off totaled approximately $1,643,000 and was the result of an adverse legal opinion from the Sixth Circuit Court of Appeals where Sparton was defending on appeal the decision of the lower court in Sparton’s favor. The gross profit percentage for fiscal 2008 was reduced by 1.4 percentage points due to this write-off. For a further discussion of this legal claim see Part II, Item 1, Legal Proceedings of this report. In addition, we have incurred and expensed approximately $1.1 million in start-up related costs for approximately ten new programs at several facilities.
Negatively impacting gross profit in both periods were $19.0 million and $9.3 million of government sonobuoy sales with no or minimal margin for the six months ended December 31, 2007 and 2006, respectively. With the completion and sale of several minimal or no margin sonobuoy contracts in the first and second quarters of fiscal 2008, the majority of the backlog of these contracts, which totaled $17.9 million at June 30, 2007, have been completed. The completion of these contracts is anticipated to allow for improved margins in future quarters. During the six months ended December 31, 2007, there were minimal cost to complete adjustments (totaling approximately $24,000) related to the sonobuoy programs. This compares to $1.9 million of adjustments resulting from changes in estimates for the same period the prior year. As of December 31, 2007, the backlog remaining of government contracts with minimal or breakeven margins was approximately $0.7 million compared to $26.4 million as of December 31, 2006.
Increase in selling and administrative expenses for the six months ended December 31, 2007, compared to the same period in the prior year, was primarily due to two factors. The majority of the change, approximately $422,000, was due to increased wages, related benefits, and employee activity at one facility related to the support and start up activity of new customers and increased sales within the Medical/Scientific Instrumentation market. In addition, approximately $267,000 of higher than normal outside service costs were incurred for assistance in connection with preparing for compliance with the Company’s obligation to report on internal control over financial reporting, which commences on June 30, 2008. Beginning in fiscal 2006, the Company was required to expense the vested portion of the fair value of stock options. For the six months ended December 31, 2007 and 2006, $51,000 (or 71%) and $114,000 (or 85%) of the total $72,000 and $134,000, respectively, was included in selling and administrative expenses, with the balance reflected in costs of goods sold. The remaining increase was due to additional increases in various categories, such as wages, employee benefits, insurance, regulatory compliance and other items. The majority of the decrease in selling and administrative expenses, as a percentage of sales, was due to the significant increase in sales in the first six months of fiscal 2008 compared to a relatively small increase in selling and administrative expenses. Amortization expense, which totaled $241,000 and $242,000 for the six months ended December 31, 2007 and 2006, was related to the purchase of SMS under the purchase accounting rules; for a further discussion see Note 4 of the Condensed Consolidated Financial Statements. Net gain on sale of property, plant and equipment resulted from the sale of the property, plant and equipment of the Deming facility located in New Mexico. For a further discussion of this sale see Note 10 of the Condensed Consolidated Financial Statements. Net gain on sale in fiscal 2007 includes a gain of $199,000 on the sale of undeveloped land in New Mexico.
Interest and investment income increased from the prior fiscal year, mainly due to losses incurred in fiscal 2007 related to the sale of investment securities. During fiscal 2007, the remaining investments were liquidated primarily to fund the operating loss, additions to property, plant and equipment, repayment of debt, and repurchases of common stock. Interest expense of $600,000 and $588,000 for the six months ended December 31, 2007 and 2006, respectively, was primarily the result of the debt incurred and assumed as part of the acquisition of SMS. A further discussion of debt is contained in Note 5 of the Condensed Consolidated Financial Statements.
Other income-net for the six months ended December 31, 2007 was $594,000, versus other expense-net of $260,000 in fiscal 2007. Translation adjustments, along with gains and losses from foreign currency transactions, are included in other income and, in the aggregate, amounted to a gain of $590,000 and a loss $261,000 for the six months ended December 31, 2007 and 2006, respectively.
The effective tax rate utilized to calculate the applicable tax provision (credit) requires management to make certain estimates, judgments, and assumptions. These estimates, judgments, and assumptions are believed to be reasonable based on information available at that time. To the extent these estimates, judgments, and assumptions differ from that which actually occurs during the course of the year, the tax provision (credit) can be, and in the past has been, materially affected. As a result of the change in fiscal 2008’s estimated effective tax rate from the first quarter’s 28% to the year-to-date period’s 10%, approximately $356,000 of tax expense was recognized in the quarter ended December 31, 2007, that related to the previous three months ended September 30, 2007.
Due to the factors described above, the Company reported a net loss of $3,286,000 ($0.33 per share, basic and diluted) for the six months ended December 31, 2007, versus a net loss of $3,842,000 ($0.39 per share, basic and diluted) for the corresponding period last year.

LIQUIDITY AND CAPITAL RESOURCES
The primary source of liquidity and capital resources has historically been generated from operations. Certain government contracts provide for interim progress billings based on costs incurred. These progress billings reduce the amount of cash that would otherwise be required during the performance of these contracts. As the volume of U.S. defense-related contract work has declined over the past several years, so has the relative importance of progress billings as a liquidity resource. In addition, investments or the Company’s line of credit have been used to provide additional working capital. In addition, during fiscal 2007, the Company used a portion of its investments to fund the Company’s previously announced $4,000,000 stock repurchase program. The repurchase program expired September 14, 2007, at which time shares which had been repurchased under the program totaled 331,781, at a cumulative cost of approximately $2,887,000. These repurchased shares have been retired.
For the six months ended December 31, 2007, cash and cash equivalents increased $2,523,000 to $6,505,000. Operating activities provided $367,000 in fiscal 2008 and used $9,304,000 in fiscal 2007 in net cash flows. The primary use of cash from operating activities in fiscal 2008 was the increase in accounts receivable, as well as funding operating losses. The increase in accounts receivable was primarily due to delayed receipts from several customers due to the December holidays. The primary source of cash in fiscal 2008 reflected in the cash flow statement was the increase in accounts payable due to the timing of payments over the December holidays. The primary use of cash in fiscal 2007 was for operations, combined with an increase in inventory. The increase in inventory was due to build up related to new customer contracts, as well as the delay in some customer schedules.
Cash flows provided by investing activities in fiscal 2008 totaled $610,000 and was primarily provided by the sale of the Deming facility located in New Mexico, as further discussed below. Cash flows provided by investing activities in fiscal 2007 totaled $14,695,000 and was primarily provided by the proceeds from sale of investment securities. The primary use of cash from investing activities in fiscal 2008 and 2007 was the purchase of property, plant and equipment. The majority of the expenditure in fiscal 2008 is related to new roofing at one facility. The majority of the expenditures in fiscal 2007 were for the completed plant expansion at SMS.
Cash flows provided by financing activities in fiscal 2008 were $1,546,000. Cash flows used by financing activities were $2,911,000 in fiscal 2007. The primary source of cash from financing activities in fiscal 2008 was from accessing the Company’s bank line of credit. The primary uses of cash from financing activities in fiscal 2008 and 2007 was the repayment of debt incurred with the purchase of SMS, as well as the repurchase of common stock in fiscal 2007.
Historically, the Company’s market risk exposure to foreign currency exchange and interest rates on third party receivables and payables was not considered to be material, principally due to their short-term nature and the minimal amount of receivables and payables designated in foreign currency. However, due to the recently strengthened Canadian dollar, the impact of transaction and translation gains on intercompany activity and balances has increased. If the exchange rate were to materially change, the Company’s financial position could be significantly affected. The Company currently has a bank line of credit totaling $20.0 million, of which $4.5 million has been borrowed as of December 31, 2007. In addition, the Company has a bank term loan totaling $7.0 million. Finally, there are notes payable totaling $4.9 million outstanding to the former owners of Astro, as well as $2.2 million of Industrial Revenue Bonds. Borrowings are discussed further in Note 5 of the Condensed Consolidated Financial Statements.
At December 31 and June 30, 2007, the aggregate government funded EMS backlog was approximately $24 million and $42 million, respectively. The decrease in backlog is due to the timing of the awarding of Government sonobuoy contracts. Awards for the coming year are anticipated to be received within the next month. A majority of the December 31, 2007, backlog is expected to be realized in the next 12-15 months. Commercial EMS orders are not included in the backlog. The Company does not believe the amount of commercial activity covered by firm purchase orders is a meaningful measure of future sales, as such orders may be rescheduled or cancelled without significant penalty.
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
At December 31, 2007, the Company had $83,346,000 in shareowners’ equity ($8.49 per share), $49,980,000 in working capital, and a 2.18:1 working capital ratio. The Company believes it has sufficient liquidity for its anticipated needs over the next 12-18 months. Such liquidity may include the continued use of our line of credit.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Information regarding the Company’s long-term debt obligations, environmental liability payments, operating lease payments, and other commitments is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. There have been no material changes in the nature or amount of the Company’s contractual obligations since June 30, 2007, other than noncancelable purchase orders payable within the next twelve months. These noncancelable purchase orders have increased by $5.7 million, to $21.7 million as of December 31, 2007. This increase is due to additional inventory on order to support expected increased sales, primarily by customers in the Medical/Scientific Instrumentation market.
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
Allowance for Probable Losses on Receivables
The accounts receivable balance is recorded net of allowances for amounts which may not be collected from customers. The allowance is estimated based on historical experience of write-offs, the level of past due amounts, information known about specific customers with respect to their ability to make payments, and future expectations of conditions that might impact the collectibility of accounts. Accounts receivable are generally due under normal trade terms for the industry. Credit is granted, and credit evaluations are periodically performed, based on a customer’s financial condition and other factors. Although the Company does not generally require collateral, cash in advance or letters of credit may be required from customers in certain circumstances, including some foreign customers. When management determines that it is probable that an account will not be collected, it is charged against the allowance for probable losses. The Company reviews the adequacy of its allowance monthly. The allowance for doubtful accounts was only $76,000 and $32,000 at December 31 and June 30, 2007, respectively. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Given the Company’s significant balance of government receivables and letters of credit from foreign customers, collection risk is considered minimal. Historically, uncollectible accounts have generally been insignificant, have generally not exceeded management’s expectations, and the minimal allowance is deemed adequate.
Pension Obligations
The Company calculates the cost of providing pension benefits under the provisions of Statement of Financial Accounting Standards (SFAS) No. 87, Employers’ Accounting for Pensions, as amended. The key assumptions required within the provisions of SFAS No. 87 are used in making these calculations. The most significant of these assumptions are the discount rate used to value the future obligations and the expected return on pension plan assets. The discount rate is consistent with market interest rates on high-quality, fixed income investments. The expected return on assets is based on long-term returns and assets held by the plan, which is influenced by historical averages. If actual interest rates and returns on plan assets materially differ from the assumptions, future adjustments to the financial statements would be required. While changes in these assumptions can have a significant effect on the pension benefit obligation and the unrecognized gain or loss accounts disclosed in the Notes to the Financial Statements, the effect of changes in these assumptions is not expected to have the same relative effect on net periodic pension expense in the near term. While these assumptions may change in the future based on changes in long-term interest rates and market conditions, there are no known expected changes in these assumptions as of December 31, 2007. To the extent the assumptions differ from actual results, as indicated above, or if there are changes made to accounting standards for these costs, there would be a future impact on the financial statements. The extent to which these factors will result in future recognition or acceleration of expense is not determinable at this time as it will depend upon a number of variables, including trends in interest rates and the actual return on plan assets. A pension contribution of $79,000 is expected to be made during fiscal 2008.

During the prior fiscal year a settlement loss was recognized as a result of lump-sum benefit distributions. Substantially all plan participants elect to receive their retirement benefit payments in the form of lump-sum settlements. Pro rata settlement adjustments, which can occur as a result of these lump-sum payments, are recognized only in years when the total of such settlement payments exceed the sum of the service and interest cost components of net periodic pension expense. The amount of lump-sum retirement payments can vary greatly in any given year. Given the uncertainty of the occurrence of a settlement loss at this time, and its related amount (if any), no accrual has been made as of December 31, 2007. However, lump-sum benefit payments are monitored regularly and if the level of payments should exceed the current estimated service and interest costs for the year, a settlement adjustment will be considered and recorded if applicable.
On June 30, 2007, the Company adopted the balance sheet recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defend Benefit Pension and Other Postretirement Plans. This statement required Sparton to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligation) of its plan in the June 30, 2007 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income (loss), net of tax. The adjustment to accumulated other comprehensive income (loss) at adoption represents the net unrecognized actuarial losses and unrecognized prior service costs remaining from the initial adoption of SFAS No. 87, all of which were previously netted against the plan’s funded status in Sparton’s balance sheet pursuant to the provisions of SFAS No. 87. Upon adoption, Sparton recorded an after-tax, unrecognized loss in the amount of $1,989,000, which represented an increase directly to accumulated other comprehensive loss as of June 30, 2007. These amounts are being recognized as net periodic plan expenses pursuant to Sparton’s historical accounting policy for amortizing such amounts. Actuarial gains and losses that are not recognized as net periodic plan expenses in the same periods are recognized as a component of other comprehensive income (loss). The adoption of SFAS No. 158 had no effect on Sparton’s consolidated statement of operations in the year adopted, and it will not affect Sparton’s operating results in future periods.
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
Goodwill and Customer Relationships
The Company annually reviews goodwill associated with its investments in Cybernet and SMS for possible impairment. This analysis may be performed more often should events or changes in circumstances indicate their carrying value may not be recoverable. This review is performed in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The provisions of SFAS No. 142 require that a two-step impairment test be performed on intangible assets. In the first step, the Company compares the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to the unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then management will perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference. The provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, require impairment testing of an amortized intangible whenever indicators are present that an impairment of the asset may exist. If an impairment of the asset is determined to exist, the impairment is recognized and the asset is written down to its fair value, which value then becomes the new amortizable base. Subsequent reversal of a previously recognized impairment is prohibited.
Determining the fair value of any reporting entity is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates, operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and, if appropriate, determination of appropriate market comparables. The Company bases its fair value estimates on assumptions believed to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, the Company makes certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of the Company’s reporting units. The most recent annual goodwill impairment analysis related to the Company’s Cybernet and SMS investments was performed during the fourth quarter of fiscal 2007. That impairment analysis did not result in an impairment charge. The next such impairment reviews are expected to be performed in the fourth quarter of fiscal 2008, unless indicators should become present prior to that date indicating an earlier review is necessary.
Income Taxes
Our estimates of deferred income taxes and the significant items giving rise to the deferred income tax assets and liabilities are disclosed in Note 7 to the Consolidated Financial Statements included in Part II, Item 8, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. These reflect our assessment of actual future taxes to be paid or received on items reflected in the financial statements, giving consideration to both timing and probability of realization. The recorded net deferred income tax assets are significant and our realization of these recorded benefits is dependent upon the generation of future taxable income. Management believes that realization of the deferred tax assets related to net operating loss and credit carryovers is more likely than not and, therefore, a related valuation allowance was not considered necessary. A valuation allowance for contribution carryovers and stock options, as well as deferred tax assets related to available Canadian carryovers, has been established. If future levels of taxable income are not consistent with our expectations, we may be required to record an additional valuation allowance, which could reduce our operating results by a material amount.
OTHER
Litigation
One of Sparton’s facilities, located in Albuquerque, New Mexico, has been the subject of ongoing investigations conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). The investigation began in the early 1980’s and involved a review of onsite and offsite environmental impacts.
At December 31, 2007, Sparton had accrued $5,820,000 as its estimate of the future undiscounted minimum financial liability with respect to this matter. The Company’s cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred, and is anticipated to cover approximately the next 23 years. The Company’s estimate includes equipment and operating costs for onsite and offsite operations and is based on existing methodology. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally, a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. It is possible that cash flows and results of operations could be affected significantly by the impact of the ultimate resolution of this contingency.
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
Item 4T. Controls and Procedures
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
As of December 31, 2007, an evaluation was performed by the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures continue to be effective as of December 31, 2007. There have been no changes in the Company’s internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Upon entering into the Consent Decree, the Company reviewed its estimates of the future costs expected to be incurred in connection with its remediation of the environmental issues associated with its Coors Road facility over the next 30 years. At December 31, 2007, the undiscounted minimum accrual for future EPA remediation approximates $5.8 million. The Company’s estimate is based upon existing technology and current costs have not been discounted. The estimate includes equipment, operating and maintenance costs for the onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes the required periodic reporting requirements. This estimate does not include legal and related consulting costs, which are expensed as incurred.
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
In 1995, Sparton Corporation and STI filed a Complaint in the Circuit Court of Cook County, Illinois, against Lumbermens Mutual Casualty Company and American Manufacturers Mutual Insurance Company demanding reimbursement of expenses incurred in connection with its remediation efforts at the Coors Road facility based on various primary and excess comprehensive general liability policies in effect between 1959 and 1975. In June 2005, Sparton reached an agreement with the insurers under which Sparton received $5,455,000 in cash in July 2005. This agreement reflects a recovery of a portion of past costs the Company incurred in its investigation and site remediation efforts, which began in 1983, and was recorded as income in June of fiscal 2005. In October 2006 an additional one-time cash recovery of $225,000 was reached with an additional insurance carrier. This agreement reflects a recovery of a portion of past costs incurred related to the Company’s Coors Road facility, and was recognized as income in the second quarter of fiscal 2007. The Company continues to pursue an additional recovery from an excess carrier. The probability and amount of recovery is uncertain at this time.
Customer Relationships
In September 2002, Sparton Technology, Inc. (STI), a subsidiary of Sparton Corporation, filed an action in the U.S. District Court for the Eastern District of Michigan to recover certain unreimbursed costs incurred for the acquisition of raw materials as a result of a manufacturing relationship with two entities, Util-Link, LLC (Util-Link) of Delaware and National Rural Telecommunications Cooperative (NRTC) of the District of Columbia. The defendants filed a counterclaim in the action seeking money damages alleging that STI breached its duties in the manufacture of products for the defendants.
At the conclusion of the jury trial in November of 2005, STI was awarded damages in an amount in excess of the unreimbursed costs. The defendants were denied relief on their counterclaim. As of June 30, 2007, $1.6 million of the deferred costs incurred by the Company were included in other non current assets on the Company’s balance sheet. NRTC filed an appeal of the judgment with the U.S. Court of Appeals for the Sixth Circuit and on September 21, 2007, with that court issuing its opinion vacating the judgment in favor of Sparton and affirming the denial of relief on NRTC’s counterclaim. Sparton continues to believe strongly in the merits of its claims and has filed a Petition for Certiorari with the U.S. Supreme Court and a Motion for Judgment as a Matter of Law and/or New Trial with the trial court. The timing and ultimate resolution of its claim is uncertain at this time. As a result of the vacation of the judgment in Sparton’s favor by the U.S. Court of Appeals for the Sixth Circuit, Sparton expensed the previously deferred costs of $1.6 million as costs of goods sold, which was reflected in the financial results reported for the quarter ended September 30, 2007.
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
As of December 31 and June 30, 2007, $2.8 million of related product and associated expenses have been deferred and classified in Sparton’s balance sheet within other non current assets. In August 2005, Sparton Electronics Florida, Inc. filed an action in U.S. District Court of Florida against Electropac Co., Inc. and a related company (the raw board manufacturer) to recover these costs. A trial in the matter is expected to be held in the second or third quarter of calendar 2008. The likelihood that the claim will be resolved and the extent of the Company’s recovery, if any, is unknown at this time. No loss contingency has been established at December 31, 2007.
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

Date: February 11, 2008	/s/ DAVID W. HOCKENBROCHT
David W. Hockenbrocht, Chief Executive Officer

Date: February 11, 2008	/s/ RICHARD L. LANGLEY
Richard L. Langley, Chief Financial Officer