Form 10-Q
period 2008-03-31
SPARTON CORP
filed 2008-05-09
CIK 92679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding at
Class of Common Stock	April 30, 2008
$1.25 Par Value	9,811,507

SPARTON CORPORATION AND SUBSIDIARIES
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements (Interim, Unaudited)
SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2008	June 30, 2007
ASSETS

Current assets:
Cash and cash equivalents	$3,681,344	$3,982,485
Accounts receivable	28,063,463	24,566,104
Inventories and costs of contracts in progress	62,852,024	53,520,533
Income taxes recoverable	—	485,074
Deferred income taxes	1,984,034	2,287,438
Prepaid expenses and other current assets	729,928	949,092

Total current assets	97,310,793	85,790,726

Property, plant and equipment — net	17,129,323	17,721,812
Deferred income taxes — non current	6,586,461	4,630,819
Goodwill	16,377,804	16,378,327
Other intangibles — net	5,882,709	6,243,647
Other non current assets	4,297,146	6,242,467

Total assets	$147,584,236	$137,007,798

LIABILITIES AND SHAREOWNERS’ EQUITY

Current liabilities:
Short-term bank borrowings	$8,500,000	$1,000,000
Current portion of long-term debt	3,975,782	3,922,350
Accounts payable	23,969,039	15,781,046
Salaries and wages	4,351,858	4,806,724
Accrued health benefits	1,263,162	1,359,844
Other accrued liabilities	6,270,239	5,931,638

Total current liabilities	48,330,080	32,801,602

Pension liability	231,628	12,495
Long-term debt — non current portion	9,560,850	12,088,254
Environmental remediation — non current portion	5,390,122	5,625,776

Total liabilities	63,512,680	50,528,127

Shareowners’ equity:
Preferred stock, no par value; 200,000 shares authorized, none outstanding	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 9,811,507 shares outstanding at March 31, 2008 and June 30, 2007	12,264,384	12,264,384
Capital in excess of par value	19,598,695	19,474,097
Retained earnings	54,078,823	56,730,643
Accumulated other comprehensive loss	(1,870,346)	(1,989,453)

Total shareowners’ equity	84,071,556	86,479,671

Total liabilities and shareowners’ equity	$147,584,236	$137,007,798

See accompanying notes to condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
March 31, 2008 and 2007

	Three months ended		Nine months ended
	2008	2007	2008	2007

Net sales	$58,138,830	$47,725,992	$171,941,620	$149,099,220
Costs of goods sold	53,586,035	47,030,124	162,108,950	144,193,397

Gross profit	4,552,795	695,868	9,832,670	4,905,823

Selling and administrative expenses	4,901,246	4,264,621	14,393,913	12,978,917
Amortization of intangibles	120,313	120,313	360,938	362,049
EPA related — net environmental remediation	(8)	(3,091)	920	(204,321)
Net (gain) loss on sale of property, plant and equipment	(44,663)	3,872	(976,685)	(201,851)

	4,976,888	4,385,715	13,779,086	12,934,794

Operating loss	(424,093)	(3,689,847)	(3,946,416)	(8,028,971)

Other income (expense):
Interest and investment income (loss)	43,654	74,896	121,900	145,923
Interest expense	(248,953)	(205,877)	(849,293)	(793,599)
Equity income (loss) in investment	(8,000)	75,000	(208,000)	68,000
Other — net	(283,816)	(23,730)	309,989	(283,635)

	(497,115)	(79,711)	(625,404)	(863,311)

Loss before income taxes	(921,208)	(3,769,558)	(4,571,820)	(8,892,282)
Credit for income taxes	(1,555,000)	(1,476,000)	(1,920,000)	(2,757,000)

Net income (loss)	$633,792	$(2,293,558)	$(2,651,820)	$(6,135,282)

Income (loss) per share — basic and diluted	$0.06	$(0.23)	$(0.27)	$(0.62)

See accompanying notes to condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended March 31,
	2008	2007

Cash Flows From Operating Activities:
Net loss	$(2,651,820)	$(6,135,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	1,655,169	1,941,812
Deferred income tax credit	(1,713,596)	—
Loss on sale of investment securities	—	244,562
Equity (income) loss in investment	208,000	(68,000)
Pension expense	399,598	372,724
Share-based compensation	124,598	187,901
Gain on sale of property, plant and equipment	(932,022)	(3,176)
Gain from sale of non-operating land	(44,663)	(198,675)
Other, NRTC litigation loss	1,643,396	47,420
Changes in operating assets and liabilities:
Accounts receivable	(3,497,359)	3,956,658
Income taxes recoverable	485,074	(2,320,726)
Inventories, prepaid expenses and other current assets	(9,256,323)	(5,759,353)
Accounts payable and accrued liabilities	7,735,578	(5,604,852)

Net cash used in operating activities	(5,844,370)	(13,338,987)

Cash Flows From Investing Activities:
Additional goodwill incurred in purchase of Astro	—	(38,528)
Proceeds from sale of investment securities	—	15,619,068
Proceeds from maturity of investment securities	—	465,645
Purchases of property, plant and equipment	(701,742)	(2,672,559)
Proceeds from sale of non-operating land	49,000	811,175
Proceeds from sale of property, plant and equipment	1,076,018	7,422
Other, principally noncurrent other assets	93,925	9,420

Net cash provided by investing activities	517,201	14,201,643

Cash Flows From Financing Activities:
Net short-term bank borrowings	7,500,000	—
Repayment of long-term debt	(2,473,972)	(2,423,266)
Proceeds from the exercise of stock options	—	1,346,208
Tax effect from stock transactions	—	183,093
Stock dividends — cash paid in lieu of fractional shares	—	(1,977)
Repurchases of common stock	—	(2,523,920)

Net cash provided by (used in) financing activities	5,026,028	(3,419,862)

Decrease in cash and cash equivalents	(301,141)	(2,557,206)
Cash and cash equivalents at beginning of period	3,982,485	7,503,438

Cash and cash equivalents at end of period	$3,681,344	$4,946,232

See accompanying notes to condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements
of Shareowners’ Equity (Unaudited)

	Nine months ended March 31, 2008
			Capital		Accumulated other
	Common Stock		in excess	Retained	comprehensive
	Shares	Amount	of par value	earnings	income (loss)	Total

Balance at July 1, 2007	9,811,507	$12,264,384	$19,474,097	$56,730,643	$(1,989,453)	$86,479,671
Share-based compensation			124,598			124,598

Comprehensive income (loss), net of tax:
Net loss				(2,651,820)		(2,651,820)
Amortization of unrecognized pension costs					119,107	119,107

Comprehensive loss						(2,532,713)

Balance at March 31, 2008	9,811,507	$12,264,384	$19,598,695	$54,078,823	$(1,870,346)	$84,071,556

	Nine months ended March 31, 2007
			Capital		Accumulated other
	Common Stock		in excess	Retained	comprehensive
	Shares	Amount	of par value	earnings	income (loss)	Total

Balance at July 1, 2006	9,392,305	$11,740,381	$15,191,990	$70,183,104	$(265,097)	$96,850,378

Stock dividend (5% declared October 25, 2006)	466,365	582,956	3,404,465	(3,989,398)		(1,977)
Stock options exercised, net of common stock surrendered to facilitate exercise	234,444	293,056	1,053,152			1,346,208
Repurchases of common stock as part of 2005 share repurchase program	(292,744)	(365,930)	(463,554)	(1,694,436)		(2,523,920)
Share-based compensation			187,901			187,901
Tax effect of stock transactions			183,093			183,093

Comprehensive income (loss), net of tax:
Net loss				(6,135,282)		(6,135,282)
Net unrealized loss on investment securities owned					122,686	122,686
Reclassification adjustment for net gain realized and reported in net loss					161,411	161,411
Net unrealized gain on equity investment					26,000	26,000

Comprehensive loss						(5,825,185)

Balance at March 31, 2007	9,800,370	$12,250,463	$19,557,047	$58,363,988	$45,000	$90,216,498

See accompanying notes to condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation — The accompanying unaudited condensed consolidated financial statements of Sparton Corporation and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All significant intercompany transactions and accounts have been eliminated. The condensed consolidated balance sheet at March 31, 2008, and the related condensed consolidated statements of operations, cash flows and shareowners’ equity for the nine months ended March 31, 2008 and 2007 are unaudited, but include all adjustments (consisting only of normal recurring accruals with the exception of the NRTC litigation loss described in Note 6) which the Company considers necessary for a fair presentation of such interim financial statements. Operating results for the nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008. The terms “Sparton,” the “Company,” “we,” “us,” and “our” refer to Sparton Corporation and subsidiaries.
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
Fair value of financial instruments — The fair value of cash and cash equivalents, trade accounts receivable, short-term bank borrowings, and accounts payable approximate their carrying value. Cash and cash equivalents consist of demand deposits and other highly liquid investments with an original term when purchased of three months or less. With respect to the Company’s issued or assumed long-term debt instruments, consisting of industrial revenue bonds, notes payable and bank debt, relating to the May 31, 2006 acquisition of SMS, as reported in Note 5 of this report, management believes the fair value of these financial instruments approximates their carrying value at March 31, 2008.
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
There were no investment securities purchased during the nine months ended March 31, 2008 or 2007. For the nine months ended March 31, 2008 and 2007 there were $0 and $15,619,000 of proceeds from the sale of investment securities, respectively.
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

Long-lived assets — The Company reviews long-lived assets that are not held for sale for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is determined by comparing the carrying value of the assets to their estimated future undiscounted cash flows. If it is determined that an impairment of a long-lived asset has occurred, a current charge to income is recognized. The Company also has goodwill and other intangibles which are considered long-lived assets. While a portion of goodwill is associated with the Company’s investment in Cybernet, the majority of the approximately $22.3 million and $22.6 million in net carrying value of goodwill and other intangibles reflected on the Company’s balance sheet as of March 31, 2008 and June 30, 2007, respectively, is associated with the acquisition of SMS. For a more complete discussion of goodwill and other intangibles, see Note 4 of this report.
Other assets — At June 30, 2007, the Company’s Deming, New Mexico facility was classified as held for sale and carried in other current assets in the Company’s balance sheet. For a further discussion of the sale of this facility, which transaction closed on July 20, 2007, see Note 10 of this report. In addition, as of March 31, 2008 and June 30, 2007, other non current assets included a $2.8 million receivable relating to defective inventory materials and related validation costs for which the Company is seeking reimbursement from other parties, which is described in Note 6 of this report. Other non current assets at June 30, 2007, also included $1.6 million related to deferred costs from two entities that were subsequently expensed during fiscal 2008, see Note 6 for further discussion.
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
Deferred income taxes — Deferred income taxes are based on enacted income tax rates in effect on the dates temporary differences between the financial reporting and tax bases of assets and liabilities reverse. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the enactment date. To the extent that available evidence about the future raises doubt about the realization of a deferred tax asset, a valuation allowance would be established. No such valuation allowance was deemed necessary as of March 31, 2008 or June 30, 2007. For a further discussion on income taxes see Critical Accounting Policies and Estimates included in Item 2 of this report.
Supplemental cash flows information — Supplemental cash and noncash activities for the nine months ended March 31, 2008 and 2007 were as follows:

	2008	2007

Net cash paid (refunded) during the period for:
Income taxes	$(797,000)	$(314,000)

Interest	$790,000	$749,000

Note: Interest includes $8,000 and $60,000 of capitalized interest in fiscal 2008 and 2007, respectively.
New accounting standards — In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement provides reporting entities the one-time election (the “fair value option”) to measure financial instruments and certain other items at fair value. For items for which the fair value option has been elected, unrealized gains and losses are to be reported in earnings at each subsequent reporting date. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Both SFAS No. 159 and SFAS No. 157 are effective for financial statements issued by Sparton for the first interim period of our fiscal year beginning on July 1, 2008. In February 2008, the FASB issued FASB Staff Position (FSP) FAS No. 157-2. This FSP delays the effective date of SFAS No. 157 until fiscal 2010 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. The Company does not expect that the adoption of SFAS No. 159 or 157 will have a significant impact on our condensed consolidated financial statements.
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
Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Sparton’s evaluation was performed for the fiscal years 2004 through 2007, the years which remain subject to examination by major tax jurisdictions as of March 31, 2008. It is possible that the Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Any assessment for interest and/or penalties would be classified in the financial statements as selling and administrative expenses.
NOTE 2. INVENTORIES AND COSTS OF CONTRACTS IN PROGRESS
Customer orders are based upon forecasted quantities of product, manufactured for shipment over defined periods. Raw material inventories are purchased to fulfill these customer requirements. Within these arrangements, customer demands for products frequently change, sometimes creating excess and obsolete inventories. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income and a valuation allowance is established for the difference between the carrying cost and the estimated realizable amount. Conversely, should the disposition of adjusted excess and obsolete inventories result in recoveries in excess of these reduced carrying values, the remaining portion of the valuation allowances is reversed and taken into income when such determinations are made. It is possible that the Company’s financial position, results of operations and cash flows could be materially affected by changes to inventory valuation allowances. These valuation allowances totaled $3,770,000 and $2,416,000 at March 31, 2008 and June 30, 2007, respectively.
Inventories are valued at the lower of cost (first-in, first-out basis) or market and include costs related to long-term contracts. Inventories, other than contract costs, are principally raw materials and supplies. The following are the approximate major classifications of inventory, net of progress billings and valuation allowances, at each balance sheet date:

	March 31, 2008	June 30, 2007

Raw materials	$47,531,000	$36,627,000
Work in process and finished goods	15,321,000	16,894,000

	$62,852,000	$53,521,000

Work in process and finished goods inventories include $2.5 million and $3.3 million of completed, but not yet accepted, sonobuoys at March 31, 2008 and June 30, 2007, respectively. Inventories are reduced by progress billings to the U.S. government, related to long-term contracts, of approximately $1.0 million and $8.6 million at March 31, 2008 and June 30, 2007, respectively.

NOTE 3. DEFINED BENEFIT PENSION PLAN
Periodic benefit cost — The Company sponsors a defined benefit pension plan covering certain salaried and hourly U.S. employees. The components of net periodic pension expense are as follows for the three and nine months ended March 31:

	Three months ended		Nine months ended
	2008	2007	2008	2007

Service cost	$134,000	$124,000	$403,000	$371,000
Interest cost	152,000	158,000	455,000	474,000
Expected return on plan assets	(187,000)	(217,000)	(560,000)	(651,000)
Amortization of prior service cost	26,000	26,000	77,000	77,000
Amortization of unrecognized net actuarial loss	35,000	34,000	104,000	102,000

Net periodic benefit cost	$160,000	$125,000	$479,000	$373,000

Based upon current actuarial calculations and assumptions, a pension contribution in the amount of $79,000 was made during the quarter ended March 31, 2008 of this fiscal year. No cash contribution was required or made by the Company in fiscal 2007.
NOTE 4. GOODWILL AND OTHER INTANGIBLES
The Company follows SFAS No. 141, Business Combinations (SFAS No. 141), SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142) and SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (SFAS No. 144). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually. Cybernet Systems Corporation’s (Cybernet) goodwill and goodwill related to the SMS purchase is reviewed for impairment annually, with the next review expected to occur in the fourth quarter of fiscal 2008. See “Business Acquisition”, Note 1 of this report, for additional information on the purchase of SMS, which occurred on May 31, 2006. SFAS No. 144 requires that intangible assets with definite useful lives be amortized over their estimated useful lives to their estimated residual values and be reviewed for impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. The change in the carrying amounts of goodwill and amortizable intangibles during the nine months ended March 31, 2008 and year ended June 30, 2007, were as follows:

		Amortizable	Total
	Goodwill	Intangibles	Intangibles

Balance at July 1, 2006	$15,744,000	$6,726,000	$22,470,000
Goodwill additions	634,000	—	634,000
Amortization	—	(482,000)	(482,000)

Balance at June 30, 2007	$16,378,000	$6,244,000	$22,622,000
Amortization	—	(361,000)	(361,000)

Balance at March 31, 2008	$16,378,000	$5,883,000	$22,261,000

Goodwill — Goodwill is comprised of the following: $770,000 related to the Company’s investment in Cybernet Systems Corporation (Cybernet, see Note 9) and $15,608,000 related to the Company’s purchase of SMS. Additional goodwill occurred in fiscal 2007 in the amount of $38,000 as a result of the Company’s purchase of SMS, as well as $596,000 resulting from accrued contingent consideration determined to be earned by the sellers of SMS and recognized at June 30, 2007. This contingent consideration was recorded during fiscal 2007 and paid in the first quarter of fiscal 2008.
Other intangibles — Other intangibles of $6,765,000 were recognized upon the purchase of SMS in May 2006, consisting of intangibles for non-compete agreements of $165,000 and customer relationships of $6,600,000. These costs are being amortized ratably over 4 years and 15 years, respectively. Accumulated amortization as of March 31, 2008 amounted to $882,000; $75,000 and $807,000 were for amortization of non-compete agreements and customer relationships, respectively. Amortization of intangible assets is estimated to be approximately $481,000 for fiscal 2008, 2009 and 2010, and approximately $440,000 for each of the subsequent 10 years.

NOTE 5. BORROWINGS
Short-term debt maturities and line of credit — Short-term debt as of March 31, 2008, includes the current portion of long-term bank loan debt of $2,000,000, the current portion of long-term notes payable of $1,872,000, and the current portion of Industrial Revenue bonds of $104,000. Both the bank loan and the notes payable were incurred as a result of the Company’s purchase of SMS on May 31, 2006, and are due and payable in equal installments over the next several years as further discussed below. The Industrial Revenue bonds were assumed at the time of SMS’s purchase and were previously incurred by Astro Instrumentation, LLC (Astro).
The Company also has available a $20,000,000 revolving line-of-credit facility secured by substantially all assets of the Company and provided by National City Bank to support working capital needs and other general corporate purposes. This line of credit bears interest at the variable rate of a base rate determined by reference to a specified index plus 1.25%, which as of March 31, 2008 equaled an effective rate of 3.79% (6.82% as of June 30, 2007). As of April 2008, this rate has been adjusted to a variable rate of 3.0% over the specified index. Had the new rate been in place as of March 31, 2008, our effective rate would have been 5.54%. As of March 31, 2008 and June 30, 2007, there was $8.5 and $1.0 million drawn against this credit facility, respectively. Interest accrued on those borrowings amounted to approximately $10,000 and $1,000 as of March 31, 2008 and June 30, 2007, respectively.
Long-term debt — Long-term debt, all of which arose in conjunction with the SMS acquisition, consists of the following obligations at each balance sheet date:

	March 31, 2008	June 30, 2007

Industrial Revenue bonds, face value	$2,293,000	$2,376,000
Less unamortized purchase discount	133,000	141,000

Industrial Revenue bonds, carrying value	2,160,000	2,235,000
Bank loan	6,500,000	8,000,000
Notes payable	4,877,000	5,776,000

Total long-term debt	13,537,000	16,011,000
Less current portion	3,976,000	3,922,000

Long-term debt, net of current portion	$9,561,000	$12,089,000

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
The bonds carry certain requirements generally obligating the Company to deposit funds into a sinking fund. The sinking fund requires the Company to make monthly deposits of one twelfth of the annual obligation plus accrued interest. The purchase discount is being amortized ratably over the remaining term of the bonds. Amortization expense for the nine months ended March 31, 2008 and 2007 was approximately $8,000 and $6,000, respectively. The Company has issued an irrevocable letter of credit in the amount of $284,000 to secure repayment of a portion of the bonds. A further discussion of borrowings and other information related to the Company’s purchase of SMS may be found in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
The bank term loan, provided by National City Bank with an original principal of $10 million, is being repaid over five years, with quarterly principal payments of $500,000 which commenced September 1, 2006. This loan bears interest at the variable rate of LIBOR plus 100 basis points, with interest calculated and paid quarterly along with the principal payment. As of April 2008, this rate has been adjusted to be equivalent to the rate carried on the above line of credit of 3.0% over a specified index. As of March 31, 2008 and June 30, 2007, respectively, the effective interest rate equaled 3.70% and 6.32%, with accrued interest of approximately $19,000 and $41,000. Had the new rate been in place as of March 31, 2008, our effective rate would have been 5.54%. As a condition of this bank loan, the Company is subject to compliance with certain customary covenants. The Company met these requirements at March 31, 2008. This debt is secured by substantially all assets of the Company.
Two notes payable with initial principal of $3,750,000 each, totaling $7.5 million, are payable to the sellers of Astro. These notes are to be repaid over four years, in aggregate semi-annual payments of principal and interest in the combined amount of $1,057,000 on June 1 and December 1 of each year. Payments commenced on December 1, 2006. These notes each bear interest at 5.5% per annum. The notes are proportionately secured by the stock of Astro. As of March 31, 2008 and June 30, 2007, there was interest accrued on these notes in the amount of approximately $89,000 and $26,000, respectively.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Environmental Remediation
One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been involved with ongoing environmental remediation since the early 1980’s. At March 31, 2008, Sparton had accrued $5,771,000 as its best estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which $381,000 is classified as a current liability and included on the balance sheet in other accrued liabilities. The Company’s minimum cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements.
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
At the conclusion of the jury trial in November of 2005, STI was awarded damages in an amount in excess of the unreimbursed costs. The defendants were denied relief on their counterclaim. As of June 30, 2007, $1.6 million of the deferred costs incurred by the Company were included in other non current assets on the Company’s balance sheet. NRTC filed an appeal of the judgment with the U.S. Court of Appeals for the Sixth Circuit and on September 21, 2007, with that court issuing its opinion vacating the judgment in favor of Sparton and affirming the denial of relief on NRTC’s counterclaim. Sparton filed a Petition for Certiorari with the U.S. Supreme Court and a Motion for Judgment as a Matter of Law and/or New Trial with the trial court, both of which were denied by the respective courts. As a result of the vacation of the judgment in Sparton’s favor by the U.S. Court of Appeals for the Sixth Circuit, Sparton expensed the previously deferred costs of $1.6 million as costs of goods sold, which was reflected in the financial results reported for the quarter ended September 30, 2007.
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

As of March 31, 2008 and June 30, 2007, $2.8 million of related product and associated expenses have been deferred and classified in Sparton’s balance sheet within other non current assets. In August 2005, Sparton Electronics Florida, Inc. filed an action in the U.S. District Court of Florida against Electropac Co., Inc. and a related company (the raw board manufacturer) to recover these costs. A trial in the matter is scheduled to be held in the third quarter of calendar 2008. The likelihood that the claim will be resolved and the extent of the Company’s recovery, if any, is unknown at this time. No loss contingency has been established at March 31, 2008. Should this case ultimately be decided unfavorably to Sparton, the before tax results at that time could be adversely affected by $2.8 million.
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
The following table presents share-based compensation expense and related components for the three months and nine months ended March 31, 2008 and 2007, respectively:

	Three months ended		Nine months ended
	2008	2007	2008	2007
Share-based compensation expense	$52,000	$$54,000	$125,000	$188,000

Related tax benefit	—	$1,000	—	$$23,000

Share-based compensation expense impacted basic and diluted per share amounts by approximately	—	$0.01	—	$0.02
As of March 31, 2008, unrecognized compensation costs related to nonvested awards amounted to $260,000 and will be recognized over the remaining weighted average period of approximately 1.21 years.
In general, the Company’s policy is to issue new shares upon the exercise of a stock option. A summary of option activity under the Company’s stock option plan for the nine months ended March 31, 2008 is presented below. The intrinsic value of a stock option is the difference between the market price of the share under option at the measurement date (i.e., date of exercise or date outstanding in the table below) and its exercise price. Stock options are excluded from this calculation if their exercise price is above the market price of the share under option at the measurement date. All options presented have been adjusted to reflect the impact of all 5% common stock dividends declared. At March 31, 2008, shares remaining available for future grant totaled 270,606.

			Wtd. Avg.
			Remaining
	Total Shares	Wtd. Avg.	Contractual	Aggregate
	Under Option	Exercise Price	Term (years)	Intrinsic Value
Outstanding at July 1, 2007	300,303	$7.82	5.74	$66,000
Granted	—
Exercised	—
Forfeited or expired	(76,918)

Outstanding at March 31, 2008	223,385	$8.22	6.90	—

Exercisable at March 31, 2008	124,594	$7.96	6.55	—

The aggregate intrinsic value of options outstanding, which includes options exercisable, at March 31, 2008, was $0, as all options both outstanding and exercisable had an exercise price above the market price of the share under option at that date. The exercise price of stock options outstanding at March 31, 2008, ranged from $6.52 to $8.57.
There were no stock options granted during the nine months ended March 31, 2008. Assumptions utilized in determining the amount expensed for stock options during the periods presented herein are consistent with, and disclosed in, the Company’s previously filed Annual Report on Form 10-K for the year ended June 30, 2007.
NOTE 8. EARNINGS (LOSS) PER SHARE
Due to the Company’s interim reported net losses for the three months and nine months ended March 31, 2008 and 2007, all common stock options outstanding were excluded from the computation of diluted earnings per share for those periods, as their inclusion would have been anti-dilutive.
Basic and diluted loss per share for the three months and nine months ended March 31, 2008 and 2007 were computed based on the following shares outstanding:

	Three months ended		Nine months ended
	2008	2007	2008	2007

Weighted average shares outstanding	9,811,507	9,798,902	9,811,507	9,822,999

Basic and diluted income (loss) per share	$0.06	$(0.23)	$(0.27)	$(0.62)

NOTE 9. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes net income (loss) as well as unrealized gains and losses, net of income tax, on investment securities owned and investment securities held by an investee accounted for by the equity method, as well as changes (beginning in fiscal 2008) in the funded status of the Company’s defined benefit pension plan, which are excluded from net income (loss). Unrealized investment gains and losses and changes in the funded status of the pension plan, net of tax, are excluded from net income (loss), but are reflected as a direct charge or credit to shareowners’ equity. Comprehensive income (loss) and the related components are disclosed in the accompanying condensed consolidated statements of shareowners’ equity. Amortization of unrecognized pension expense for the nine months ended March 31, 2008 of $119,000 includes prior service cost and net actuarial loss of $51,000 and $68,000, respectively, net of tax. Comprehensive income (loss) is summarized as follows for the three months and nine months ended March 31, 2008 and 2007, respectively:

	Three months ended		Nine months ended
	2008	2007	2008	2007

Net income (loss)	$634,000	$(2,294,000)	$(2,652,000)	$(6,135,000)
Other comprehensive income (loss), net of tax
Investment securities owned	—	—	—	284,000
Investment securities held by investee accounted for by the equity method	—	(24,000)	—	26,000
Amortization of unrecognized pension costs	40,000	—	119,000	—

	40,000	(24,000)	119,000	310,000

Comprehensive income (loss)	$674,000	$(2,318,000)	$(2,533,000)	$(5,825,000)

At March 31, 2008 and June 30, 2007, shareowners’ equity includes accumulated other comprehensive loss of $1,870,000 and $1,989,000, respectively, net of tax, which is the sum of the unrecognized prior service cost and net actuarial loss of the Company’s defined benefit pension plan.

In June 1999, the Company purchased a 14% interest (12% on a fully diluted basis) in Cybernet for $3,000,000, which included a seat on Cybernet’s three member Board of Directors. Cybernet is a developer of hardware, software, next-generation network computing, and robotics products. It is located in Ann Arbor, Michigan. The investment is accounted for under the equity method and is included in other assets and in goodwill on the balance sheet. At March 31, 2008 and June 30, 2007, the Company’s investment in Cybernet amounted to $1,943,000 and $2,248,000, respectively, representing its equity interest in Cybernet’s net assets plus $770,000 of goodwill. The Company believes that the equity method is appropriate given Sparton’s level of involvement in Cybernet. The use of the equity method requires Sparton to record its share of Cybernet’s income or loss in earnings (“Equity income/loss in investment”) in Sparton’s statements of operations with a corresponding increase or decrease in the investment account (“Other non current assets”) in Sparton’s balance sheets. In addition, Sparton’s share of any unrealized gains (losses) on available-for-sale securities held by Cybernet is carried in accumulated other comprehensive income (loss) within the shareowners’ equity section of Sparton’s balance sheets. The unrealized gains (losses) on available-for-sale securities in fiscal 2007 reflect Cybernet’s investment in Immersion Corporation, a publicly traded company, as well as other investments. There have been no unrealized gains or losses in fiscal 2008, as during fiscal 2007 Cybernet liquidated these investments.
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

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this report.
EXECUTIVE SUMMARY
Year to date, fiscal 2008 has been favorably impacted by:
•	Consistent and successful sonobuoy drop tests contributing to increased sales and improved margins.

•	Continued sales growth in the Medical/Scientific Instrumentation market and a number of significant new program orders now in start-up.

•	Improved margins from a better product mix, improved performance, and repricing on some products.

•	The completion of the sale of the Deming, New Mexico facility at a gain of approximately $0.9 million.
These factors, however, have partially been offset by:
•	Sales of several lots of sonobuoys in the early part of fiscal 2008, which contracts carried minimal or no margin. These programs are now essentially complete.

•	Significant new program start-up costs related to hiring staff, training personnel and ordering material in advance of production, compounded by customer delays which has lead to further unexpected cost growth.

•	Increased selling and administrative expenses to support new program start-ups.

•	Decreased sales and depressed margins in the Industrial/Other market, due primarily to reduced sales and pricing concessions to one customer.

•	The write-off of a $1.6 million litigation claim (previously recorded as a deferred asset), due to an adverse court opinion.

•	Increased outside service costs related to management’s obligation to report on internal control over financial reporting which begins at the end of this fiscal year.
These various items, among others, are further discussed below.
RESULTS OF OPERATIONS

	Three months ended March 31:
CURRENT QUARTER	2008		2007
MARKET	Sales	% of Total	Sales	% of Total	% Change

Medical/Scientific Instrumentation	$19,174,000	33.0%	$14,891,000	31.2%	28.8%
Aerospace	16,234,000	27.9	13,441,000	28.2	20.8
Government	12,847,000	22.1	7,101,000	14.8	80.9
Industrial/Other	9,884,000	17.0	12,293,000	25.8	(19.6)

Totals	$58,139,000	100.0%	$47,726,000	100.0%	21.8%

Sales for the three months ended March 31, 2008, totaled $58,139,000, an increase of $10,413,000 (21.8%) from the same quarter last year. Medical/Scientific Instrumentation sales increased $4,283,000 (or 28.8%) from the same quarter last year. This increase is partially due to new customer programs. In addition, higher demand from three existing customers contributed $3,442,000 of the increase. We anticipate the Medical/Scientific Instrumentation customer base and sales will continue to expand. Aerospace sales were also up $2,793,000 (or 20.8%) from prior year, primarily due to increased sales to one existing customer of $1,069,000. Government sales in fiscal 2008 continue to be significantly above the depressed level of sales in fiscal 2007. This increase in sales of $5,746,000 (or 80.9%), is the result of successful sonobuoy testing. However, Industrial/Other sales declined $2,409,000 (or 19.6%). This decrease was primarily due to lower demand from one customer, which accounted for a decrease of $2,561,000 during the quarter ended March 31, 2008. We are uncertain at this time as to the level of future sales to this customer.
The following table presents income statement data as a percentage of net sales for the three months ended March 31, 2008 and 2007:

	2008	2007

Net sales	100.0%	100.0%
Costs of goods sold	92.2	98.5

Gross profit	7.8	1.5
Selling and administrative expenses	8.4	8.9
Other operating expense — net	0.1	0.3

Operating loss	(0.7)	(7.7)
Other expense — net	(0.9)	(0.2)

Loss before income taxes	(1.6)	(7.9)
Credit for income taxes	(2.7)	(3.1)

Net income (loss)	1.1%	(4.8)%

An operating loss of $424,000 was reported for the three months ended March 31, 2008, compared to an operating loss of $3,690,000 for the three months ended March 31, 2007. The gross profit percentage for the three months ended March 31, 2008, was 7.8%, an increase from 1.5% for the same period last year. Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and costs associated with new program introduction. During the quarter ended March 31, 2008, gross profit was favorably impacted by improved margins on sales to several customers, a result of pricing increases and improved performance. In addition, successful sonobuoy drop tests allowed for significantly improved Government sales, as well as an increased margin associated with those sales. However, these improvements were partially offset by price concessions granted to one industrial customer. Included in the three months ended March 31, 2008 and 2007 were results from the Company’s Vietnam facility, which has adversely impacted gross profit by $216,000 and $520,000, respectively.
Government sonobuoy sales with no or minimal margin for the quarter ended March 31, 2008 were insignificant, compared to $5.6 million for the quarter ended March 31, 2007. With the completion and sale of several contracts in early fiscal 2008, the majority of the backlog of these contracts, which totaled $17.9 million at June 30, 2007, has now been completed. The completion of these contracts is anticipated to allow for improved margins in future quarters. During the quarters ended March 31, 2008 and 2007, there were cost to complete adjustments totaling approximately $110,000 of income and $121,000 of expense, respectively, related to the sonobuoy programs.
The increase in selling and administrative expenses for the three months ended March 31, 2008, compared to the same period in the prior year, was primarily due to increases in various categories, such as wages, employee benefits, insurance, regulatory compliance and other items, many of which increased due to support needed for the large number of job starts under way, and increased sales activity. A portion of the change, approximately $95,000, was due to increased wages, related benefits, and employee activity at one facility related to the support and start up activity of new customers and increased sales within the Medical/Scientific Instrumentation market. Beginning in fiscal 2006, the Company was required to expense the vested portion of the fair value of stock options. For the three months ended March 31, 2008 and 2007, $44,000 (or 85%) and $44,000 (or 81%) of the total $52,000 and $54,000, respectively, was included in selling and administrative expenses, with the balance reflected in costs of goods sold. The majority of the decrease in selling and administrative expenses, as a percentage of sales, was due to the significant increase in sales in the three months ended March 31, 2008. Amortization expense, which totaled $120,000 for the quarters ended March 31, 2008 and 2007, was related to the purchase of SMS under the purchase accounting rules; for a further discussion see Note 4 of the Condensed Consolidated Financial Statements.
Interest and investment income decreased from the prior fiscal year, mainly due to less funds available for investment and lower interest rates. Interest expense of $249,000 and $206,000, net of capitalized interest, for the three months ended March 31, 2008 and 2007, respectively, was primarily the result of the debt incurred and assumed as part of the acquisition of SMS. A further discussion of debt is contained in Note 5 of the Condensed Consolidated Financial Statements.
Other expense-net for the three months ended March 31, 2008 was $284,000, versus $24,000 in fiscal 2007. Translation adjustments, along with gains and losses from foreign currency transactions, in the aggregate, which are included in other income/expense amounted to a loss of $277,000 and $36,000 for the three months ended March 31, 2008 and 2007, respectively.
The effective tax rate utilized to calculate the applicable tax provision (credit) requires management to make certain estimates, judgments, and assumptions. These estimates, judgments, and assumptions are believed to be reasonable based on information available at that time. To the extent these estimates, judgments, and assumptions differ from that which actually occurs during the course of the year, the tax provision (credit) can be, and in the past has been, materially affected. As a result of the change in fiscal 2008’s estimated effective tax rates to the year-to-date period’s 42%, approximately $1,168,000 of tax benefit was recognized in the quarter ended March 31, 2008, that related to the previous six months ended December 31, 2007. Without the impact of this favorable tax benefit from the prior six months, the third quarters before tax loss of $921,000 would have had a tax benefit of only $387,000, resulting in a loss for the quarter ended March 31, 2008, of $534,000. Management believes it is important for the users of these financial statements to understand that without the benefit of the tax effect from prior periods, which is reflected in the third quarter of fiscal 2008’s results, that the three months ended March 31, 2008, would have reflected the before mentioned loss of $534,000 rather that the net income of $634,000 that actually occurred. This change in effective tax rate was due primarily to changes in forecasted taxable income for the current fiscal year. For a further discussion on income taxes see Critical Accounting Policies and Estimates included in this report.
Due to the factors described above, the Company reported net income of $634,000 ($0.06 per share, basic and diluted) for the three months ended March 31, 2008, compared a net loss of $2,294,000 ($0.23 per share, basic and diluted) for the corresponding period last year.

	Nine months ended March 31:
YEAR-TO-DATE	2008		2007
MARKET	Sales	% of Total	Sales	% of Total	% Change

Medical/Scientific Instrumentation	$57,928,000	33.7%	$45,707,000	30.7%	26.7%
Aerospace	45,929,000	26.7	42,187,000	28.3	8.9
Government	37,378,000	21.7	19,378,000	13.0	92.9
Industrial/Other	30,707,000	17.9	41,827,000	28.0	(26.6)

Totals	$171,942,000	100.0%	$149,099,000	100.0%	15.3%

Sales for the nine months ended March 31, 2008 totaled $171,942,000, an increase of $22,843,000 (15.3%) from the same period last year. Medical/Scientific Instrumentation sales also increased $12,221,000 (or 26.7%), above sales for the nine months ended March 31, 2008. Again, this increase is partially due to new customer programs and expanded sales to the existing customer base. A portion of the increase was due to three customers, who combined contributed $10,181,000 to the increase. Medical/Scientific Instrumentation sales are expected to continue to expand. Aerospace sales were up slightly from prior year, primarily due to increased sales to one existing customer of $1,770,000. Government sales in fiscal 2008 continue to increase due to the results of successful sonobuoy drop tests, increasing $18,000,000 (or 92.9%), from the prior year. However, Industrial/Other sales declined $11,120,000 (or 26.6%). This decrease was primarily due to decreased sales to two existing customers, which accounted for a combined decrease of $11,324,000 during the nine months ended March 31, 2008. We are uncertain at this time as to the level of future sales to these two customers. This decrease was partially offset by increased sales to other customers.
The majority of the Company’s sales come from a small number of key strategic and large OEM customers. Sales to the six largest customers, including government sales, accounted for approximately 73% and 72% of net sales for the nine months of fiscal 2008 and 2007, respectively. Five of the customers, including government, were the same both years. During the nine months ended March 31, 2008 and 2007, Bally, an industrial customer, accounted for 6% and 12% of total sales, respectively. Additionally, an aerospace customer, Honeywell, with several facilities to which we supply product, provided 15% and 18% of total sales for the nine months ended March 31, 2008 and 2007, respectively. Siemens Diagnostics (formerly Bayer), a key medical device customer of SMS, contributed 18% and 19% of total sales during the nine months ended March 31, 2008 and 2007, respectively.
The following table presents income statement data as a percentage of net sales for the nine months ended March 31, 2008 and 2007:

	2008	2007

Net sales	100.0%	100.0%
Costs of goods sold	94.3	96.7

Gross profit	5.7	3.3
Selling and administrative expenses	8.4	8.7
Other operating income — net	(0.4)	0.0

Operating loss	(2.3)	(5.4)
Other expense — net	(0.4)	(0.6)

Loss before income taxes	(2.7)	(6.0)
Credit for income taxes	(1.2)	(1.9)

Net loss	(1.5)%	(4.1)%

An operating loss of $3,946,000 was reported for the nine months ended March 31, 2008, compared to an operating loss of $8,029,000 for the nine months ended March 31, 2007. The gross profit percentage for the nine months ended March 31, 2008, was 5.7%, an increase from 3.3% for the same period last year. Gross profit varies from period to period and can be affected by a number of factors, including product mix, production effi ciencies, capacity utilization, and costs associated with new program introduction, all of which impacted fiscal 2008’s performance. During the nine months ended March 31, 2008, gross profit was favorably impacted by improved margins on several customers, a result of pricing increases and improved performance. In addition, successful sonobuoy drop tests allowed for significantly improved government sales, as well as an increased margin associated with those sales. However, these improvements were partially offset by price concessions granted to one industrial customer, which reduced margins by approximately $674,000 on similar sales in the prior year. Included in the nine months ended March 31, 2008 and 2007 were results from the Company’s Vietnam facility, which has adversely impacted gross profit by $622,000 and $1,205,000, respectively. In addition, we have incurred and expensed approximately $1.3 million in start-up related costs for approximately ten new programs at several facilities.
Also included in costs of goods sold for fiscal 2008 was the write-off of inventory previously carried as a deferred asset. This write-off totaled approximately $1,643,000 and was the result of an adverse legal opinion from the Sixth Circuit Court of Ap-

peals where Sparton was defending the appeal of a decision of the lower court in Sparton’s favor. The gross profit percentage for fiscal 2008 was reduced by 1.0 percentage point due to this write-off. For a further discussion of this legal claim see Part II, Item 1, Legal Proceedings of this report.
Negatively impacting gross profit in both periods were $19.0 million and $14.9 million of government sonobuoy sales with no or minimal margin for the nine months ended March 31, 2008 and 2007, respectively. With the completion and sale of several contracts in the first and second quarters of fiscal 2008, the majority of the backlog of these contracts, which totaled $17.9 million at June 30, 2007, has been completed. The completion of these contracts is anticipated to allow for improved margins in future quarters. During the nine months ended March 31, 2008, there were minimal cost to complete adjustments (totaling approximately $86,000 of income) related to the sonobuoy programs. This compares to $2.0 million of expense adjustments resulting from changes in estimates for the same period the prior year. As of March 31, 2008, the backlog remaining of government contracts with minimalor breakeven margins was approximately $0.7 million compared to $16.9 million as of March 31, 2007.
Increase in selling and administrative expenses for the nine months ended March 31, 2008, compared to the same period in the prior year, was primarily due to two factors. A significant portion of the change, approximately $610,000, was due to increased wages, related benefits, and employee activity at one facility related to the support and start up activity of new customers and increased sales within the Medical/Scientific Instrumentation market. In addition, approximately $231,000 of higher than normaloutside service costs were incurred for assistance in connection with preparing for compliance with the Company’s obligation to report on internal control over financial reporting, which commences on June 30, 2008. Beginning in fiscal 2006, the Company was required to expense the vested portion of the fair value of stock options. For the nine months ended March 31, 2008 and 2007, $96,000 (or 77%) and $158,000 (or 84%) of the total $125,000 and $188,000, respectively, was included in selling and administrative expenses, with the balance reflected in costs of goods sold. The remaining increase was due to additional increases in various categories, such as wages, employee benefits, insurance, regulatory compliance and other items, many of which increased due to support needed for the large number of job starts under way and increased sales activity. The majority of the decrease in selling and administrative expenses, as a percentage of sales, was due to the significant increase in sales in the nine months ended March 31, 2008. Amortization expense, which totaled $361,000 and $362,000 for the nine months ended March 31, 2008 and 2007, was related to the purchase of SMS under the purchase accounting rules; for a further discussion see Note 4 of the Condensed Consolidated Financial Statements. Net gain on sale of property, plant and equipment resulted from the sale of the property, plant and equipment of the Deming facility located in New Mexico. For a further discussion of this sale see Note 10 of the Condensed Consolidated Financial Statements. Net gain on sale of property, plant and equipment in fiscal 2007 includes a gain of $199,000 on the sale of undeveloped land in New Mexico.
Interest and investment income decreased from the prior fiscal year, mainly due to less funds available for investment and lower interest rates. Interest expense of $849,000 and $794,000, net of capitalized interest, for the nine months ended March 31, 2008 and 2007, respectively, was primarily the result of the debt incurred and assumed as part of the acquisition of SMS. A further discussion of debt is contained in Note 5 of the Condensed Consolidated Financial Statements.
Other income-net for the nine months ended March 31, 2008 was $310,000, versus other expense-net of $284,000 in fiscal 2007. Translation adjustments, along with gains and losses from foreign currency transactions, are included in other income and, in the aggregate, amounted to a gain of $313,000 and a loss $297,000 for the nine months ended March 31, 2008 and 2007, respectively.
The effective tax rate utilized to calculate the applicable tax provision (credit) requires management to make certain estimates, judgments, and assumptions. These estimates, judgments, and assumptions are believed to be reasonable based on information available at that time. To the extent these estimates, judgments, and assumptions differ from that which actually occurs during the course of the year, the tax provision (credit) can be, and in the past has been, materially affected. As of March 31, 2008, fiscal 2008’s estimated effective tax rate was determined to be 42%, compared to 31% as of March 31, 2007.
Due to the factors described above, the Company reported a net loss of $2,652,000 ($0.27 per share, basic and diluted) for the nine months ended March 31, 2008, versus a net loss of $6,135,000 ($0.62 per share, basic and diluted) for the corresponding period last year.

LIQUIDITY AND CAPITAL RESOURCES
The primary source of liquidity and capital resources has historically been generated from operations. Certain government contracts provide for interim progress billings based on costs incurred. These progress billings reduce the amount of cash that would otherwise be required during the performance of these contracts. As the volume of U.S. defense-related contract work has declined over the past several years, so has the relative importance of progress billings as a liquidity resource. In addition, investments or the Company’s line of credit have been used to provide additional working capital. In addition, during fiscal 2007, the Company used a portion of its investments to fund the Company’s $4,000,000 stock repurchase program. The repurchase program expired September 14, 2007, at which time shares which had been repurchased under the program totaled 331,781, at a cumulative cost of approximately $2,887,000. These repurchased shares have been retired.
For the nine months ended March 31, 2008, cash and cash equivalents decreased $301,000 to $3,681,000. Operating activities used $5,844,000 in fiscal 2008 and $13,339,000 in fiscal 2007 in net cash flows. The primary use of cash from operating activities in fiscal 2008 was the increase in inventories and accounts receivable, as well as funding operating losses. The increase in inventories and accounts receivable was primarily due to new job starts, the delay in some customer schedules, and increased sales levels. The primary source of cash in fiscal 2008 reflected in the cash flow statement was the increase in accounts payable primarily due to the increase in inventories to support new job starts. The primary use of cash in fiscal 2007 was for operations, combined with an increase in inventory and a decrease in accounts payable and accrued liabilities. The increase in inventory was due to build up related to new customer contracts, as well as the delay in some customer schedules.
Cash flows provided by investing activities in fiscal 2008 totaled $517,000 and were primarily provided by the sale of the Deming facility located in New Mexico, as further discussed below. Cash flows provided by investing activities in fiscal 2007 totaled $14,202,000 and was primarily provided by the proceeds from sale of substantially the entire portfolio of investment securities. The primary use of cash from investing activities in fiscal 2008 and 2007 was the purchase of property, plant and equipment. The majority of the expenditure in fiscal 2008 is related to new roofing at one facility. The majority of the expenditures in fiscal 2007 were for the completed plant expansion at SMS.
Cash flows provided by financing activities in fiscal 2008 were $5,026,000. Cash flows used by financing activities were $3,420,000 in fiscal 2007. The primary source of cash from financing activities in fiscal 2008 was from accessing the Company’s bank line of credit. The primary uses of cash from financing activities in fiscal 2008 and 2007 was the repayment of debt incurred with the purchase of SMS, as well as the repurchase of common stock in fiscal 2007.
Historically, the Company’s market risk exposure to foreign currency exchange and interest rates on third party receivables and payables was not considered to be material, principally due to their short-term nature and the minimal amount of receivables and payables designated in foreign currency. However, due to the recently strengthened Canadian dollar, the impact of transaction and translation gains on intercompany activity and balances has increased. If the exchange rate were to materially change, the Company’s financial position could be significantly affected. The Company currently has a bank line of credit totaling $20.0 million, of which $8.5 million has been borrowed as of March 31, 2008. In addition, the Company has a bank term loan totaling $6.5 million. Finally, there are notes payable totaling $4.9 million outstanding to the former owners of Astro, as well as $2.2 million of Industrial Revenue Bonds. Borrowings are discussed further in Note 5 of the Condensed Consolidated Financial Statements.
At March 31, 2008 and June 30, 2007, the aggregate government funded EMS backlog was approximately $32 million and $42 million, respectively. The March 31, 2008 backlog includes $20 million of U.S. Navy sonobuoy contracts awarded during the first quarter of this calendar year. This represents 46% of the contracts to date, with one potentially significant award still in process. A majority of the March 31, 2008, backlog is expected to be realized in the next 12-15 months. Commercial EMS orders are not included in the backlog. The Company does not believe the amount of commercial activity covered by firm purchase orders is a meaningful measure of future sales, as such orders may be rescheduled or cancelled without significant penalty.
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
At March 31, 2008, the Company had $84,072,000 in shareowners’ equity ($8.57 per share), $48,981,000 in working capital, and a 2.01:1 working capital ratio. The Company believes it has sufficient liquidity for its anticipated needs over the next 12-18 months. Such liquidity may include the continued use of our line of credit.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Information regarding the Company’s long-term debt obligations, environmental liability payments, operating lease payments, and other commitments is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. There have been no material changes in the nature or amount of the Company’s contractual obligations since June 30, 2007, other than noncancelable purchase orders payable within the next twelve months. These noncancelable purchase orders have increased by $7.5 million, to $23.5 million as of March 31, 2008. This increase is due to additional inventory on order to support expected increased sales, primarily by customers in the Medical/Scientific Instrumentation market.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates, judgments and assumptions that affect the amounts reported as assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are regularly evaluated and are based on historicalexperience and on various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The Company believes that of its significant accounting policies discussed in the Notes to the Condensed Consolidated Financial Statements, which is included in Part I, Item 1 of this report, the following involve a higher degree of judgment and complexity. Senior management has reviewed these critical accounting policies and related disclosures with the audit committee of Sparton’s Board of Directors.
Environmental Contingencies
One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been the subject of ongoing investigations and remediation efforts conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). As discussed in Note 6 of the Condensed Consolidated Financial Statements included in Part I, Item 1, of this report Sparton has accrued its estimate of the minimum future non-discounted financial liability. The estimate was developed using existing technology and excludes legal and related consulting costs. The minimum cost estimate includes equipment, operating and monitoring costs for both onsite and offsite remediation. Sparton recognizes legal and consulting services in the periods incurred and reviews its EPA accrual activity quarterly. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes in these estimates.
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
The Company regularly reviews raw material inventories by customer for both excess and obsolete quantities, with adjustments made accordingly. As of March 31, 2008 and June 30, 2007 the valuation allowances totaled $3,770,000 and $2,416,000, respectively. Wherever possible, the Company attempts to recover its full cost of excess and obsolete inventories from customers or, in some cases, through other markets. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income and a valuation allowance is established for the difference between the carrying cost and the estimated realizable amount. Conversely, should the disposition of adjusted excess and obsolete inventories result in recoveries in excess of these reduced carrying values, the remaining portion of the valuation allowances are reversed and taken into income when such determinations are made. It is possible that the Company’s financial position, results of operations and cash flows could be materially affected by changes to inventory valuation allowances for commercial customer excess and obsolete inventories.
Allowance for Probable Losses on Receivables
The accounts receivable balance is recorded net of allowances for amounts which may not be collected from customers. The allowance is estimated based on historical experience of write-offs, the level of past due amounts, information known about specific customers with respect to their ability to make payments, and future expectations of conditions that might impact the collectibility of accounts. Accounts receivable are generally due under normal trade terms for the industry. Credit is granted, and credit evaluations are periodically performed, based on a customer’s financial condition and other factors. Although the Company does not generally require collateral, cash in advance or letters of credit may be required from customers in certain circumstances, including some foreign customers. When management determines that it is probable that an account will not be collected, it is charged against the allowance for probable losses. The Company reviews the adequacy of its allowance monthly. The allowance for doubtful accounts was only $258,000 and $32,000 at March 31, 2008 and June 30, 2007, respectively. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Given the Company’s significant balance of government receivables and letters of credit from foreign customers, collection risk is considered minimal. Historically, uncollectible accounts have generally been insignificant, have generally not exceeded management’s expectations, and the minimal allowance is deemed adequate.
Pension Obligations
The Company calculates the cost of providing pension benefits under the provisions of Statement of Financial Accounting Standards (SFAS) No. 87, Employers’ Accounting for Pensions, as amended. The key assumptions required within the provisions of SFAS No. 87 are used in making these calculations. The most significant of these assumptions are the discount rate used to value the future obligations and the expected return on pension plan assets. The discount rate is consistent with market interest rates on high-quality, fixed income investments. The expected return on assets is based on long-term returns and assets held by the plan, which is influenced by historical averages. If actual interest rates and returns on plan assets materially differ from the assumptions, future adjustments to the financial statements would be required. While changes in these assumptions can have a significant effect on the pension benefit obligation and the unrecognized gain or loss accounts disclosed in the Notes to the Financial Statements, the effect of changes in these assumptions is not expected to have the same relative effect on net periodic pension expense in the near term. While these assumptions may change in the future based on changes in long-term interest rates and market conditions, there are no known expected changes in these assumptions as of March 31, 2008. To the extent the assumptions differ from actual results, as indicated above, or if there are changes made to accounting standards for these costs, there would be a future impact on the financial statements. The extent to which these factors will result in future recognition or acceleration of expense is not determinable at this time as it will depend upon a number of variables, including trends in interest rates and the actual return on plan assets. For fiscal 2008, the Company’s pension contribution totaled $79,000, which was paid during the quarter ended March 31, 2008.

During the prior fiscal year a settlement loss was recognized as a result of lump-sum benefit distributions. Substantially all plan participants elect to receive their retirement benefit payments in the form of lump-sum settlements. Pro rata settlement adjustments, which can occur as a result of these lump-sum payments, are recognized only in years when the total of such settlement payments exceed the sum of the service and interest cost components of net periodic pension expense. The amount of lump-sum retirement payments can vary greatly in any given year. Given the uncertainty of the occurrence of a settlement loss at this time, and its related amount (if any), no accrual has been made as of March 31, 2008. However, lump-sum benefit payments are monitored regularly and if the level of payments should exceed the current estimated service and interest costs for the year, a settlement adjustment will be considered and recorded if applicable.
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
Determining the fair value of any reporting entity is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates, operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and, if appropriate, determination of appropriate market comparables. The Company bases its fair value estimates on assumptions believed to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, the Company makes certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of the Company’s reporting units. The most recent annual goodwill impairment analysis related to the Company’s Cybernet and SMS investments was performed during the fourth quarter of fiscal 2007. That impairment analysis did not result in an impairment charge. The next such impairment reviews are expected to be performed in the fourth quarter of fiscal 2008.
Income Taxes
Our estimates of deferred income taxes and the significant items giving rise to the deferred income tax assets and liabilities are disclosed in Note 7 to the Consolidated Financial Statements included in Part II, Item 8, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. These reflect our assessment of actual future taxes to be paid or received on items reflected in the financial statements, giving consideration to both timing and probability of realization. The recorded net deferred income tax assets are significant and our realization of these recorded benefits is dependent upon the generation of future taxable income. Management believes that realization of the deferred tax assets related to net operating loss and credit carryovers is more likely than not and, therefore, a related valuation allowance was not considered necessary. A valuation allowance for contribution carryovers and stock options, as well as deferred tax assets related to available Canadian carryovers, has been established. As a result of the change in fiscal 2008’s estimated effective tax rates to the year-to-date period’s 42%, approximately $1,168,000 of tax benefit was recognized in the quarter ended March 31, 2008, that related to the previous six months ended December 31, 2007. This change in effective tax rate was due primarily to changes in forecasted taxable income for the current fiscal year. If future levels of taxable income are not consistent with our expectations, we may be required to record an additional valuation allowance, which could reduce our operating results by a material amount.
OTHER
Change of Executive Officers
On March 7, 2008 the Company’s former President and Chief Executive Officer, David W. Hockenbrocht, announced his retirement from the Company. Mr. Hockenbrocht had served as President of the Company for thirty years and as the CEO and President since 2000. At a meeting of the Board of Directors on March 7, 2008, the Board of Dirctors appointed Richard L. Langley as interm President and Chief Executive Officer of the Company and on April 25, 2008, appointed Joseph S. Lerczak Chief Financial Officer. Mr. Langley was formerly Chief Financial Officer of the Company and Mr. Lerczak previously held the offices of Corporate Controller and Secretary, offices he continues to hold.
Litigation
One of Sparton’s facilities, located in Albuquerque, New Mexico, has been the subject of ongoing investigations conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). The investigation began in the early 1980’s and involved a review of onsite and offsite environmental impacts.
At March 31, 2008, Sparton had accrued $5,771,000 as its estimate of the future undiscounted minimum financial liability with respect to this matter. The Company’s cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred, and is anticipated to cover approximately the next 23 years. The Company’s estimate includes equipment and operating costs for onsite and offsite operations and is based on existing methodology. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally, a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. It is possible that cash flows and results of operations could be affected significantly by the impact of the ultimate resolution of this contingency.
Sparton is currently involved with other legal actions, which are disclosed in Part II, Item 1 - “Legal Proceedings”, of this report. At this time, the Company is unable to predict the outcome of those claims.
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
As of March 31, 2008, an evaluation was performed by the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures continue to be effective as of March 31, 2008. There have been no changes in the Company’s internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Upon entering into the Consent Decree, the Company reviewed its estimates of the future costs expected to be incurred in connection with its remediation of the environmental issues associated with its Coors Road facility over the next 30 years. At March 31, 2008, the undiscounted minimum accrual for future EPA remediation approximates $5.8 million. The Company’s estimate is based upon existing technology and current costs have not been discounted. The estimate includes equipment, operating and maintenance costs for the onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes the required periodic reporting requirements. This estimate does not include legal and related consulting costs, which are expensed as incurred.
In 1998, STI commenced litigation in two courts against the United States Department of Energy (DOE) and others seeking reimbursement of Sparton’s costs incurred in complying with, and defending against, federal and state environmental requirements with respect to its former Coors Road manufacturing facility. Sparton also sought to recover costs being incurred by the Company as part of its continuing remediation at the Coors Road facility. In fiscal 2003, Sparton reached an agreement with the DOE and others to recover certain remediation costs. Under the agreement, Sparton was reimbursed a portion of the costs the Company incurred in its investigation and site remediation efforts at the Coors Road facility. Under the settlement terms, Sparton received cash and the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8,400,000 from the date of settlement, thereby allowing Sparton to obtain some degree of risk protection against future costs.
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
At the conclusion of the jury trial in November of 2005, STI was awarded damages in an amount in excess of the unreimbursed costs. The defendants were denied relief on their counterclaim. As of June 30, 2007, $1.6 million of the deferred costs incurred by the Company were included in other non current assets on the Company’s balance sheet. NRTC filed an appeal of the judgment with the U.S. Court of Appeals for the Sixth Circuit and on September 21, 2007, with that court issuing its opinion vacating the judgment in favor of Sparton and affirming the denial of relief on NRTC’s counterclaim. Sparton filed a Petition for Certiorari with the U.S. Supreme Court and a Motion for Judgment as a Matter of Law and/or New Trial with the trial court, both of which were denied by the respective courts. As a result of the vacation of the judgment in Sparton’s favor by the U.S. Court of Appeals for the Sixth Circuit, Sparton expensed the previously deferred costs of $1.6 million as costs of goods sold, which was reflected in the financial results reported for the quarter ended September 30, 2007.
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
As of March 31, 2008 and June 30, 2007, $2.8 million of related product and associated expenses have been deferred and classified in Sparton’s balance sheet within other non current assets. In August 2005, Sparton Electronics Florida, Inc. filed an action in the U.S. District Court of Florida against Electropac Co., Inc. and a related company (the raw board manufacturer) to recover these costs. A trial in the matter is scheduled to be held in the third quarter of calendar 2008. The likelihood that the claim will be resolved and the extent of the Company’s recovery, if any, is unknown at this time. No loss contingency has been established at March 31, 2008. Should this case ultimately be decided unfavorably to Sparton, the before tax results at that time could be adversely affected by $2.8 million.
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
Repurchased shares are retired. Included in the fiscal 2007 activity is the repurchase of 199,356 shares concurrent with the co-ordinated exercise in the second quarter of common stock options held by the Company’s officers, employees, and directors.

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

Date: May 9, 2008	/s/ RICHARD L. LANGLEY
Richard L. Langley, Chief Executive Officer

Date: May 9, 2008	/s/ JOSEPH S. LERCZAK
Joseph S. Lerczak, Chief Financial Officer