Form 10-K
period 2008-06-30
SPARTON CORP
filed 2008-09-15
CIK 92679

United States Securities and Exchange Commission
Washington D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2008.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter: The aggregate market value of voting (no non-voting) common stock held by non-affiliates was $34 million, based on the closing price of common shares as of December 31, 2007, which was $4.94 per share.
The number of shares of common stock outstanding as of August 29, 2008, was 9,811,507.
DOCUMENTS INCORPORATED BY REFERENCE
Part III — Portions of the definitive Proxy Statement for the fiscal year ended June 30, 2008, to be delivered to shareowners in connection with the Annual Meeting of Shareowners to be held November 12, 2008, are incorporated by reference into Part III of this Form 10-K.

SPARTON CORPORATION AND SUBSIDIARIES
FORM 10-K

PART I
Item l. Business
The Company has been in continuous existence since 1900. It was last reorganized in 1919 as an Ohio corporation. The Company operates in one line of business, electronic manufacturing services (EMS). The Company provides design and electronic manufacturing services, which include a complete range of engineering, pre-manufacturing and post-manufacturing services on a contract basis. Capabilities range from product design and development through aftermarket support. All of the Company’s facilities are registered to ISO standards, including 9001 or 13485, with most having additional certifications. Products and services include complete “Device Manufacturing” products for Original Equipment Manufacturers, microprocessor-based systems, transducers, printed circuit boards and assemblies, sensors and electromechanical devices for the medical/scientific instrumentation, government, aerospace, and other industries, as well as engineering services relating to these product sales. The Company also designs and manufactures sonobuoys, anti-submarine warfare (ASW) devices, used by the U.S. Navy and other free-world countries. See Note 12 to the Consolidated Financial Statements included in Item 8 of this report for information regarding the Company’s product sales concentration, geographically and by major customer, and locations of long-lived assets. The Company’s website address is www.sparton.com. Information provided at the website includes, among other items, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Quarterly Earnings Releases, News Releases, Governance Guidelines, and the Code of Ethics, as well as various Board of Director committee charters. Upon request, the Company provides, free of charge, copies of its periodic and current reports (e.g., Forms 10-K, 10-Q and 8-K) and amendments to such reports that are filed with the Securities and Exchange Commission (SEC), as well as the Board of Director committee charters. Reports are available as soon as reasonably practicable after such reports are filed with or furnished to the SEC, either at the Company’s website, through a link to the SEC’s website or upon request through the Company’s Shareowner Relations Department.
Electronic Contract Manufacturing Services
Historically, the Company’s principal electronics product was sonobuoys, which are ASW devices used by the U.S. Navy and other free-world military organizations. The Company competes with a very limited number of qualified manufacturers for sonobuoy procurements by the U.S. and select foreign governments. Contracts are obtained through competitive bid or direct procurement. Certain sonobuoy contracts are awarded and produced through a joint venture agreement with UnderSea Sensor Systems, Inc. (USSI), another producer of sonobuoys. USSI’s parent company is Ultra Electronics Holdings PLC, based in the United Kingdom. The joint venture arrangement operates under the name ERAPSCO. ERAPSCO allows the two companies to consolidate their own unique and complementary backgrounds and to jointly develop and produce certain agreed-upon designs for the U.S. Navy and approved foreign countries. While the joint agreement provides the opportunity to maximize efficiencies in the design and development of the related sonobuoys, both companies function independently as subcontractors; therefore, there is no separate entity to be accounted for or consolidated. With ERAPSCO, individual contract risk exposures are reduced, while simultaneously enhancing the likelihood of achieving U.S. Navy and other ASW objectives. ERAPSCO has been in existence for approximately twenty years and is essentially a 50/50 joint venture arrangement between the Company and USSI. In the past, however, the agreed upon designs included under the joint venture agreement were generally developmental or sonobuoys with low volume demand. Last year, the Company’s ERAPSCO arrangement was expanded to include additional products for U.S. customers and substantially all sonobuoy products for customers outside of the United States.
The Company is focused on expanding sales in the high-mix, low to medium-volume EMS markets. High-mix describes customers needing multiple product types with generally low to medium-volume manufacturing runs. This is where the Company expects future revenue growth, with emphasis on government, aerospace, medical/scientific instrumentation, and industrial markets. Many of the physical and technical attributes in the production of electronics for sonobuoys are the same as those required in the production of other electrical and electromechanical products and assemblies. The Company’s EMS business includes design and/or manufacture of a variety of electronic and electromechanical products and assemblies. Sales are generally obtained on a competitive basis. Competitive factors include technical ability, customer service, reliability, product quality, geographic location, timely delivery and price.
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

On June 17, 2008, the Company announced the closure of its Albuquerque, New Mexico facility. The closure of this facility, as well as the closure of the Deming, New Mexico facilty in March 2007, is discussed further in Note 15 to the Consolidated Financial Statements included in Item 8 of this report.
In May 2006, the Company acquired Astro Instrumentation, LLC (Astro), a privately owned electronic manufacturing services (EMS) provider located in Strongsville, Ohio. This acquisition furthered the Company’s strategy of pursuing potential acquisition candidates in both the defense and medical device markets. In January 2007, Astro was renamed Sparton Medical Systems, Inc. (SMS), which operates as a wholly-owned subsidiary of Sparton Corporation. The acquisition was accounted for using the purchase method in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations; accordingly, the operating results of SMS since the acquisition date have been included in the consolidated financial statements of the Company. This acquisition is discussed further in Note 13 to the Consolidated Financial Statements included in Item 8 of this report.
In May 2005, Spartronics, the Company’s Vietnam based subsidiary, began regular production. This facility, located just outside of Ho Chi Minh City, is a full service manufacturing facility, providing an off shore option for customers requesting this type of production facility.
At June 30, 2008 and 2007, the government funded backlog was approximately $23 million and $42 million, respectively; the lower amount is partially due to timing of awards. A majority of the fiscal 2008 backlog is expected to be realized in the next 12-15 months. Commercial EMS sales are not included in the backlog. The Company does not believe the amount of backlog of commercial sales covered by firm purchase orders is a meaningful measure of future sales, as such orders may be rescheduled or cancelled without significant penalty.
Other
One of Sparton’s largest customers is the U.S. Navy. While the loss of U.S. government sonobuoy sales would have a material adverse financial effect on the Company, the loss of any one of several other customers, including Honeywell and Siemens Diagnostic, each with sales in excess of 10% of total sales, could also have a significant financial impact. The Company continues to grow its non-sonobuoy EMS sales with the objective of expanding the customer base, thus reducing the Company’s exposure to any single customer. The SMS acquisition has helped to further expand our customer base. While overall sales fluctuate during the year, such fluctuations do not reflect a seasonal pattern or tendency.
Materials for electronics operations are generally available from a variety of worldwide sources, except for selected components. Access to competitively priced materials is critical to success in the EMS business. In certain markets, the volume purchasing power of the larger competitors creates a cost advantage for them. The Company has encountered availability and extended lead time issues on some electronic components due to strong market demand, this resulted in higher prices and late deliveries. However, the Company does not expect to encounter significant long-term problems in obtaining sufficient raw materials. The risk of material obsolescence in the contract EMS business is less than it is in many other markets because raw materials and component parts are generally purchased only upon receipt of a customer’s order. However, excess material resulting from order lead-time is a risk factor due to potential order cancellation or design changes by customers.
During fiscal 2008, there were no expenditures for research and development (R&D) not funded by customers. R&D expenses not funded by customers amounted to approximately $303,000 in fiscal 2007 and $882,000 in fiscal 2006 and are included in selling and administrative expenses. Customer funded R&D costs are generally not considered material, are usually part of a larger production agreement, and as such are included in both sales and costs of goods sold. There are approximately 47 employees involved in R&D activities.
Sparton employed approximately 1,100 people at June 30, 2008. The Company has one manufacturing division and five wholly-owned active manufacturing subsidiaries.
Item 1A. Risk Factors
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
In some cases, Sparton may not be able to offer prices as low as some competitors because those competitors may have lower cost structures for the services they provide, because such competitors are willing to accept business at lower margins in order to utilize more of their excess capacity, or because competitors are willing to take on business at low or even zero gross margins to gain entry into this EMS market. In that event, net sales would decline. At times Sparton may be operating at a cost disadvantage compared to some competitors who have greater direct buying power. As a result, competitors may have a competitive advantage and obtain business from our customers.
Principal competitive factors in our targeted market are believed to be quality, reliability, the ability to meet delivery schedules, customer service, technological sophistication, geographic location, and price. During periods of recession in the electronics industry, our competitive advantages in the areas of adaptive manufacturing and responsive customer service may be of reduced importance due to increased price sensitivity. We also expect our competitors to continue to improve the performance of their current products or services, to reduce their current products or service sales prices and to introduce new products or services that may offer greater performance and improved pricing. Any of these could cause a decline in sales, loss of market acceptance of our products or services, profit margin compression, or loss of market share.
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
We can experience significant fluctuations in our annual and quarterly results of operations. In addition to general economic conditions, other factors that contribute to these fluctuations are Sparton’s effectiveness in managing the manufacturing processes and costs in order to decrease manufacturing expenses, as well as the level of capacity utilization of our manufacturing facilities and associated fixed costs. The timing of Sparton’s sonobuoy sales to the U.S. Navy is dependent upon access to the test range and successful passage of product tests performed by the U.S. Navy. Additionally, the Company relies on our customers’ demands, which can and do change dramatically, sometimes with little notice. Such factors also could affect our results of operations in the future.
Start-up costs and inefficiencies related to new or transferred programs can adversely affect our operating results and may not be recoverable.
Start-up costs, the management of labor and equipment resources in connection with new programs and new customer relationships, and the need to estimate required resources, and the timing of those resources, in advance can adversely affect profit margins and operating results. These factors are particularly evident with the introduction of new products and programs. The effects of these start-up costs and inefficiencies can also occur when new facilities are opened or programs are transferred from one facility to another.
If new programs or new customer relationships are terminated or delayed, our operating results may be harmed, particularly in the near term. We may not be able to recoup our start-up costs or quickly replace these anticipated new program revenues.

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
For the fiscal year ended June 30, 2008, our six largest customers, including the U.S. government, accounted for approximately 75% of net sales. U.S. governmental sales, primarily the U.S. Navy, represented 18% of our fiscal 2008 sales. We expect to continue to depend upon a relatively small number of customers, but cannot ensure that present or future large customers will not terminate, significantly change, reduce, or delay their manufacturing arrangements with us. Because our major customers represent such a large part of our business, the loss of any of our major customers or reduced sales to these customers could negatively impact our business. While the continued integration of SMS is anticipated to expand our customer base, currently their customer base is also highly concentrated.
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
Future governmental sales could be affected by a change in defense spending by the U.S. government, or by changes in spending allocation that could result in one or more of the Company’s programs being reduced, delayed or terminated, which could adversely affect our financial results. The Company’s U.S. governmental sales are funded by the federal budget. Changes in negotiations for program funding levels or unforeseen world events can interrupt the funding for a program or contract. The timing of sonobuoy sales to the U.S. Navy is dependent upon access to their test facilities and successful passage of their product tests. Reduced governmental budgets have made access to the test range less predictable and less frequent than in the past, which has impacted the consistency and/or predictability of our reported revenues.
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

Our inability to forecast the level of customer orders with much certainty makes it difficult to schedule production and maximize utilization of manufacturing capacity. If actual demand is higher than anticipated, we may be required to increase staffing and other expenses in order to meet such demand of our customers. Alternatively, anticipated orders from our customers may be delayed or fail to materialize, thereby adversely affecting our results of operations. Such customer order fluctuations and deferrals have had a material adverse effect on us in the past, and we may experience similar effects in the future.
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
Our future success will require an ability to attract and retain qualified employees. Competition for such key personnel is intense, and we cannot be assured that we will be successful in attracting and retaining such personnel. Changes in the cost of providing pension and other employee benefits, including changes in health care costs, investment returns on plan assets, and discount rates used to calculate pension and related liabilities, could lead to increased costs in any of our operations.
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

Also, in the past, we have filed claims relating to various matters, including product defects discovered in certain aerospace printed circuit boards which were supplied to us. Although we are pursuing such claims, we cannot predict the outcome. If we are not able to obtain a sufficient recovery, our business and operating results could be adversely impacted. Refer to Item 3 — “Legal Proceedings” of this report.
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
The Sarbanes-Oxley Act of 2002 that became law in July 2002 required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the Securities and Exchange Commission and the New York Stock Exchange have promulgated new rules on a variety of subjects. Compliance with these new rules, particularly preparation for compliance with Section 404 of the Sarbanes-Oxley Act regarding management’s assessment of internal control over financial reporting, which was applicable to Sparton for our fiscal year ended June 30, 2008, has increased our legal, financial, and accounting costs. We expect some level of increased costs related to these new regulations to continue indefinitely. While preparation and consulting costs are anticipated to decline, continuous review and audit costs related to the regulation are expected to increase. The extent of the ongoing and future costs is unknown at this time. However, absent significant changes in related rules (which we cannot assure), we anticipate these costs may decline somewhat in future years as we become more efficient in our compliance processes. We also expect these developments to make it more difficult and more expensive to obtain director and officer liability insurance, and we may be forced to accept reduced coverage or incur substantially higher costs to obtain coverage. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors or qualified management personnel.
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
As of June 30, 2008, the directors, executive officers and 5% shareowners beneficially owned or controlled an aggregate of approximately 51% of our common stock, of which Bradley O. Smith, the Chairman of the Board, beneficially owned or controlled approximately 23%. Accordingly, certain persons have significant influence over the election of our Board of Directors, the approval or disapproval of any other matters requiring shareowner approval, and the affairs and policies of Sparton. Such voting power could also have the effect of deterring or preventing a change in control of the Company that might otherwise be beneficial to other shareowners. Conversely, such voting power could have the effect of deterring or preventing a change in control of the Company that might otherwise be detrimental to other shareowners. In addition, substantially all of the outstanding shares of common stock are freely tradable without restriction or further registration. Sales of substantial amounts of common stock by shareowners, or even the potential for such sales, may cause the market price to decline and could impair the ability to raise capital through the sale of equity securities.
In the future, we may need additional funding, which could be raised through issuances of equity securities. We also have the right to issue shares upon such terms and conditions and at such prices as our Board of Directors may establish. Such offerings would dilute the ownership interest of existing shareholders and could cause a dilution of the net tangible book value of such shares.
At June 30, 2008, there were options outstanding for the purchase of 223,385 shares of common stock of the Company, of which options for 164,146 shares were vested and exercisable. Holders of our common stock could suffer dilution if outstanding common stock options are exercised in excess of the number of shares repurchased by Sparton.
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
Moreover, if an active public market for our common stock is not sustained in the future, it may be difficult to resell such stock. For the two months ended July 31, 2008, the average number of shares of our common stock that traded on the NYSE has been approximately 7,000 shares per day. We had approximately 9,812,000 issued and outstanding shares as of June 30, 2008. When trading volumes are this low, a relatively small buy or sell order can result in a relatively large change in the trading price of our common stock and investors may not be able to sell their securities at a favorable price. In addition, should the vested and exercisable stock options be exercised and the resulting common shares simultaneously sold (to fund the cost of the exercise and the related taxes associated with the stock sale), our stock price could be significantly adversely impacted.
Item 1B. Unresolved Staff Comments
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
The Albuquerque, New Mexico facility is scheduled for closure on or before September 30, 2008. For further discussion of this closure see Note 15 to the Consolidated Financial Statements included in Item 8 of this report.
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
Upon entering into the Consent Decree, the Company reviewed its estimates of the future costs expected to be incurred in connection with its remediation of the environmental issues associated with its Coors Road facility over the next 30 years. At June 30, 2008, the undiscounted minimum accrual for future EPA remediation approximates $5.6 million. The Company’s estimate is based upon existing technology and current costs have not been discounted. The estimate includes equipment, operating and maintenance costs for the onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes the required periodic reporting requirements. This estimate does not include legal and related consulting costs, which are expensed as incurred.
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

In 1995, Sparton Corporation and STI filed a Complaint in the Circuit Court of Cook County, Illinois, against Lumbermens Mutual Casualty Company and American Manufacturers Mutual Insurance Company demanding reimbursement of expenses incurred in connection with its remediation efforts at the Coors Road facility based on various primary and excess comprehensive general liability policies in effect between 1959 and 1975. In June 2005, Sparton reached an agreement with the insurers under which Sparton received $5,455,000 in cash in July 2005. This agreement reflects a recovery of a portion of past costs the Company incurred in its investigation and site remediation efforts, which began in 1983, and was recorded as income in June of fiscal 2005. In October 2006 an additional one-time recovery of $225,000 was reached with an additional insurance carrier. The Company continues to pursue an additional recovery from one remaining excess carrier, the probability and amount of recovery of which is uncertain at this time and no receivable has been recorded.
Customer Relationships
In September 2002, STI, a subsidiary of Sparton Corporation, filed an action in the U.S. District Court for the Eastern District of Michigan to recover certain unreimbursed costs incurred for the acquisition of raw materials as a result of a manufacturing relationship with two entities, Util-Link, LLC (Util-Link) of Delaware and National Rural Telecommunications Cooperative (NRTC) of the District of Columbia. The defendants filed a counterclaim in the action seeking money damages alleging that STI breached its duties in the manufacture of products for the defendants.
At the conclusion of the jury trial in November of 2005, STI was awarded damages of over $3 million, an amount in excess of the unreimbursed costs. The defendants were denied relief on their counterclaim. As of June 30, 2007, $1.6 million of the deferred costs incurred by the Company were included in other non current assets on the Company’s balance sheet. NRTC filed an appeal of the judgment with the U.S. Court of Appeals for the Sixth Circuit and on September 21, 2007 that court issued its opinion vacating the judgment in favor of Sparton and affirming the denial of relief on NRTC’s counterclaim. Sparton filed a Petition for Certiorari with the U.S. Supreme Court and a Motion for Judgment as a Matter of Law and/or New Trial with the trial court, both of which were denied by the respective courts. As a result of vacating the judgment in Sparton’s favor by the U.S. Court of Appeals for the Sixth Circuit, Sparton expensed the previously deferred costs of $1.6 million as costs of goods sold, which was reflected in the fiscal 2008 financial results reported during the quarter ended September 30, 2007.
The Company has pending an action before the U.S. Court of Federal Claims to recover damages arising out of an alleged infringement by the U.S. Navy of certain patents held by Sparton and used in the production of sonobuoys. The case was dismissed on summary judgment; however, the decision of the U.S. Court of Federal Claims was reversed by the U.S. Court of Appeals for the Federal Circuit. A trial of the matter was conducted by the court in April and May of 2008 and no decision has yet been rendered by the court. The likelihood that the claim will be resolved and the extent of any recovery in favor of the Company is unknown at this time and no receivable has been recorded.
Product Issues
Some of the printed circuit boards supplied to the Company for its aerospace sales were discovered in fiscal 2005 to be nonconforming and defective. The defect occurred during production at the raw board supplier’s facility, prior to shipment to Sparton for further processing. The Company and our customer, who received the defective boards, have contained the defective boards. While investigations are underway, $2.0 million and $2.8 million of related product and associated incurred costs have been deferred and classified in Sparton’s balance sheet within other non current assets as of June 30, 2008 and 2007, respectively. The change between fiscal 2008 and 2007 is a result of a $0.8 million reserve established as of June 30, 2008.
In August 2005, Sparton Electronics Florida, Inc. filed an action in U.S. District Court of Florida against Electropac Co., Inc. and a related party (the raw board manufacturer) to recover these costs. A trial in the matter started in August 2008, and the trial court has issued an interim ruling favorable to Sparton, however at an amount less than the previously deferred $2.8 million. Court ordered mediation was conducted following the court’s ruling and a potential settlement of the claim is pending, subject to the successful completion of due diligence. No loss contingency, other than the $0.8 million reserve described above, has been established at June 30, 2008, as we expect to collect the remaining $2.0 million in full. Should the mediation, or subsequent court ruling, ultimately be decided less favorably to Sparton, or if the defendants are unable to pay the ultimate judgment, our before-tax operating results at that time could be adversely affected by up to $2.0 million.

Item 4. Submission of Matters to a Vote of Security Holders — No matters were submitted to a vote of the security holders during the last quarter of the period covered by this report.
Executive Officers of the Registrant - Information with respect to executive officers of the Registrant is set forth below. The positions noted have been held for at least five years, except where noted.

Richard L. Langley	Chief Executive Officer and President since March 2008. Previously Mr. Langley held the positions of Senior Vice President since November 2004, Chief Financial Officer since February 2001, Vice President and Treasurer since 1990. (Age 63)

Douglas E. Johnson	Chief Operating Officer and Executive Vice President since February 2001 and Vice President since 1995. (Age 60)

Joseph S. Lerczak	Chief Financial Officer since March 2008, Vice President and Treasurer since June 2008, and Secretary since June 2002. Previously Mr. Lerczak held the position of Corporate Controller since April 2000. (Age 51)

Duane K. Stierhoff	Senior Vice President since December 2006. Previously, Mr. Stierhoff held the position of Vice President, General Manager of Sparton Medical Systems, Inc. since June 1, 2006. Prior to that date, Mr. Stierhoff held the position of Vice President Operations at Astro Instrumentation, LLC in Strongsville, OH. (Age 53)

Michael G. Woods	Senior Vice President, Industrial & Aerospace Business Systems since April 2005 and Vice President, General Manager of Sparton of Canada, Ltd. since August 1999. (Age 49)

Erik J. Fabricius-Olsen	Vice President, Aerospace Business Systems since April 2005. Prior to that date, and since March of 1994, Mr. Olsen has held various positions with the company including Director of Customer Business Management — Aerospace since June 2002. (Age 55)

Linda G. Munsey	Vice President, Performance Excellence since February 2006. Prior to that date, Ms. Munsey held the position of Director of Corporate Performance Excellence since January 2005. Ms. Munsey has also held various managerial positions within the Company since March 2004. Prior to that date, Ms. Munsey held the position of Quality Manager at ADTRAN, Inc. in Huntsville, AL since December 2000. (Age 46)
There are no family relationships among the persons named above. All officers are elected annually and serve at the discretion of the Board of Directors.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information — The Company’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol SPA. The following table sets forth the high and low closing sale prices for the Company’s common stock as reported by the NYSE for the periods presented:

Fiscal Year Ended June 30, 2008	High	Low
First Quarter	$7.37	$4.50
Second Quarter	6.05	4.69
Third Quarter	5.33	3.99
Fourth Quarter	4.86	3.59

Fiscal Year Ended June 30, 2007 (1)	High	Low
First Quarter	$8.99	$8.00
Second Quarter	8.90	8.17
Third Quarter	8.50	7.57
Fourth Quarter	8.25	6.94

(1)	The above stock price information has not been adjusted to reflect any potential impact of the stock dividends. See Part III, Item 12, for certain information concerning common stock that may be issued under the Company’s equity compensation plans.
Holders — On August 29, 2008, there were 473 registered holders of record of the Company’s common stock. The price of the Company’s common stock as of August 29, 2008, was $4.15.

Dividends — There were no common stock dividends declared during fiscal 2008. During fiscal 2007 the Company declared a 5% common stock dividend on October 25, 2006 which was paid on January 19, 2007; cash was paid in lieu of fractional shares. The Company did not pay a cash dividend on its common stock in fiscal 2008 or 2007. A cash dividend of $0.10 per share was paid in fiscal 2006.
Recent Sales of Unregistered Securities — None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers — Effective September 14, 2005, the Board of Directors authorized a publicly-announced common share repurchase program for the repurchase, at the discretion of management, of up to $4 million of shares of the Company’s outstanding common stock in open market transactions. At June 30, 2007, 331,781 shares had been repurchased for cash consideration of approximately $2,887,000. During the repurchase period, the weighted average share prices for each month’s activity ranged from $8.38 to $10.18 per share. The program expired September 14, 2007. There were no shares of the Company’s outstanding common stock repurchased during the fiscal year ended June 30, 2008.
Repurchased shares were retired. Included in the fiscal 2007 activity was the repurchase of 199,356 shares concurrent with the coordinated exercise in the second quarter of common stock options held by the Company’s officers, employees, and directors.
Performance Graph — The following is a line-graph presentation comparing cumulative, five-year shareowner returns, on an indexed basis, of the Company’s common stock with that of a broad market index (S&P 500 Composite Index) and a more specific industry index, the Electronics Component of the NASDAQ (NASDAQ). The comparison assumes a $100 investment on June 30, 2003, and the reinvestment of dividends.
Comparison of Five-Year Cumulative Total Return Among Sparton Corporation, S&P 500 Index, and
NASDAQ Industry Indexes (Index June 30, 2003 = 100)

	2003	2004	2005	2006	2007	2008
Sparton Corporation	100	107	125	114	102	59
S&P 500 Index	100	119	127	138	166	144
NASDAQ	100	129	117	111	131	119

Securities authorized for issuance under equity compensation plans - The table in Part III, Item 12 of this report, is incorporated herein by reference.

Item 6. Selected Financial Data (1)
The following table sets forth a summary of selected financial data for the last five fiscal years. This selected financial data should be read in conjunction with the consolidated financial statements and notes thereto along with supplementary schedules, included in Items 8 and 15, respectively, of this Form 10-K.

	2008	2007	2006 (3)	2005	2004

OPERATING RESULTS
Net sales	$229,805,983	$200,085,852	$170,804,982	$167,156,809	$161,003,942
Costs of goods sold	218,291,184	194,128,835	156,752,961	149,048,308	151,642,234
Other operating expenses	18,374,753	18,153,025	15,969,528	7,844,236	13,669,067

Operating income (loss)	(6,859,954)	(12,196,008)	(1,917,507)	10,264,265	(4,307,359)
Other income (expense)	(1,077,338)	(179,619)	1,622,863	1,097,893	126,862

Income (loss) before income taxes	(7,937,292)	(12,375,627)	(294,644)	11,362,158	(4,180,497)
Provision (credit) for income taxes	5,201,000	(4,607,000)	(393,000)	3,250,000	(2,137,000)

Net income (loss)	$(13,138,292)	$(7,768,627)	$98,356	$8,112,158	$(2,043,497)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Common stock — basic	9,811,507	9,817,972	9,806,099	9,691,333	9,660,783
Common stock — diluted	9,811,507	9,817,972	9,844,601	9,823,364	9,660,783

PER SHARE OF COMMON STOCK — INCOME (LOSS)
Common stock — basic	$(1.34)	$(0.79)	$0.01	$0.84	$(0.21)
Common stock — diluted	(1.34)	(0.79)	0.01	0.83	(0.21)

SHAREOWNERS’ EQUITY — PER SHARE	$7.22	$8.81	$9.82	$9.98	$9.19

CASH DIVIDENDS — PER SHARE (2)	—	—	$0.10	—	—

OTHER FINANCIAL DATA
Total assets	$142,726,392	$137,007,798	$150,057,736	$129,460,786	$114,419,496
Working capital	$41,581,284	$52,339,124	$68,197,123	$75,502,554	$72,347,305
Working capital ratio	1.74:1	2.60:1	3.17:1	3.89:1	4.81:1
Debt	$25,588,254	$17,010,604	$19,826,449	—	—
Shareowners’ equity	$70,859,754	$86,479,671	$96,850,378	$97,171,986	$88,866,099

(1)	As described in Note 1 of Notes to Consolidated Financial Statements included in Item 8, all average outstanding shares and per share information has been restated to reflect the impact of the 5% stock dividend declared in October 2006 and paid in January 2007, except no adjustment has been made to the cash dividend per share in fiscal 2006.

(2)	The Company had not declared or paid any cash dividends on our common stock for many years prior to fiscal 2006. The Board of Directors will review the Company’s financial results and condition at least annually and consider payment of a cash dividend at that time.

(3)	The operating results of our acquired subsidiary, SMS, have been included in our consolidated financial statements since the date of acquisition on May 31, 2006. Fiscal 2006 reflects SMS’s operating results for the one month ended June 30, 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of certain significant events affecting the Company’s earnings and financial condition during the periods included in the accompanying financial statements. Additional information regarding the Company can be accessed via Sparton’s website at www.sparton.com. Information provided at the website includes, among other items, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Quarterly Earnings Releases, News Releases, and the Code of Ethics, as well as various corporate charters. The Company operates in one line of business, electronic manufacturing services (EMS). Sparton’s capabilities range from product design and development through aftermarket support, specializing in total business solutions for government, medical/scientific instrumentation, aerospace and industrial markets. This includes the design, development and/or manufacture of electronic parts and assemblies for both government and commercial customers worldwide. Governmental sales are mainly sonobuoys.
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
Sparton, as a high-mix, low to medium-volume supplier, provides rapid product turnaround for customers. High-mix describes customers needing multiple product types with generally low to medium-volume manufacturing runs. As a contract manufacturer with customers in a variety of markets, the Company has substantially less visibility of end user demand and, therefore, forecasting sales can be problematic. Customers may cancel their orders, change production quantities and/or reschedule production for a number of reasons. Depressed economic conditions may result in customers delaying delivery of product, or the placement of purchase orders for lower volumes than previously anticipated. Unplanned cancellations, reductions, or delays by customers may negatively impact the Company’s results of operations. As many of the Company’s costs and operating expenses are relatively fixed within given ranges of production, a reduction in customer demand can disproportionately affect the Company’s gross margins and operating income. The majority of the Company’s sales have historically come from a limited number of customers. Significant reductions in sales to, or a loss of, one of these customers could materially impact our operating results if the Company were not able to replace those sales with new business.
Other risks and uncertainties that may affect our operations, performance, growth forecasts and business results include, but are not limited to, timing and fluctuations in U.S. and/or world economies, competition in the overall EMS business, availability of production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, foreign currency exchange rate risk, uncertainties associated with the outcome of litigation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation, and uncertainties related to defects discovered in certain of the Company’s aerospace circuit boards. Further risk factors are the availability and cost of materials. A number of events can impact these risks and uncertainties, including potential escalating utility and other related costs due to natural disasters, as well as political uncertainties such as the conflict in Iraq. The Company has encountered availability and extended lead time issues on some electronic components due to strong market demand; this resulted in higher prices and/or late deliveries. Additionally, the timing of sonobuoy sales to the U.S. Navy is dependent upon access to the test range and successful passage of product tests performed by the U.S. Navy. Reduced governmental budgets have made access to the test range less predictable and less frequent than in the past. Finally, the Sarbanes-Oxley Act of 2002 required changes in, and formalization of, some of the Company’s corporate governance and compliance practices. The SEC and New York Stock Exchange (NYSE) also passed rules and regulations requiring additional compliance activities. Compliance with these rules has increased administrative costs, and it is expected that certain of these costs will continue indefinitely. A further discussion of the Company’s risk factors has been included in Part I, Item 1A, Risk Factors of this report. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this report.

EXECUTIVE SUMMARY
Fiscal 2008 results were favorably impacted by:
–	Consistent and successful sonobuoy drop tests contributing to increased sales and improved margins.

–	Continued sales growth in the Medical/Scientific Instrumentation market and a number of significant new EMS program orders now in start-up.

–	Improved margins from a better product mix, improved performance, and repricing on some products.

–	The completion of the sale of the Deming, New Mexico facility at a gain of approximately $0.9 million.
These factors, however, were offset by:
–	Valuation allowance established against deferred tax assets of approximately $10 million.

–	Sales of several lots of sonobuoys in the early part of fiscal 2008, which contracts carried minimal or no margin. These programs are now essentially complete.

–	Significant new program start-up costs related to hiring staff, training personnel and the costs of ordering material in advance of production, compounded by customer delays which lead to further unexpected cost growth.

–	Increased selling and administrative expenses to support new program start-ups.

–	Decreased sales and depressed margins in the Industrial/Other market, due primarily to reduced sales and pricing concessions to one customer.

–	The write-off of a $1.6 million litigation claim (previously recorded as a deferred asset), due to an adverse court opinion.

–	Increased outside service costs related to management’s obligation to report for the first time on internal control over financial reporting at the end of this fiscal year.

–	Costs in advance of closing the Albuquerque, New Mexico facility related to severance benefits reduced gross margins by approximately $181,000 in the fourth quarter of fiscal 2008.

–	Reserve established against previously deferred costs of $0.8 million.
These various factors, among others, are further discussed below.
FISCAL 2008 COMPARED TO FISCAL 2007

	2008		2007
	Sales	% of Total	Sales	% of Total	% Change

Medical/Scientific Instrumentation	$73,234,000	32%	$59,754,000	30%	23%
Aerospace	64,558,000	28	56,955,000	28	13
Government	48,483,000	21	29,677,000	15	63
Industrial/Other	43,531,000	19	53,700,000	27	(19)

Totals	$229,806,000	100%	$200,086,000	100%	15%

Sales for the year ended June 30, 2008 totaled $229,806,000, an increase of $29,720,000 (or 15%) from fiscal 2007. Medical/Scientific Instrumentation sales increased $13,480,000 (or 23%), above sales from the prior year. This increase is partially due to new customer programs and expanded sales to the existing customer base. The majority of the increase was due to three existing customers, whose combined increased volume contributed $9,192,000 to the overall increase. In addition, one new customer contributed $2,816,000. Medical/Scientific Instrumentation sales are expected to continue to expand. Aerospace sales were also up from prior year, $7,603,000 (or 13%) primarily due to the increased volume of sales to two existing customers who, combined, contributed $5,854,000 to the increase. Government sales in fiscal 2008 increased due to the results of successful sonobuoy drop tests, increasing $18,806,000 (or 63%), from the prior year. However, Industrial/Other sales declined $10,169,000 (or 19%). This decrease was primarily due to decreased sales to two existing customers, which accounted for a combined decrease of $11,004,000 during the year ended June 30, 2008. We are uncertain at this time as to the level of future sales to these two customers. This decrease was partially offset by increased sales to other customers.
The majority of the Company’s sales come from a small number of customers. Sales to our six largest customers, including government sales, accounted for approximately 75% and 74% of net sales in fiscal 2008 and 2007, respectively. Five of the customers, including government, were the same both years. Bally, an industrial customer, accounted for 7% and 12% of our sales in fiscal 2008 and 2007, respectively. One aerospace customer, Honeywell, with several facilities to which the Company supplies product, provided 17% and 18% of our sales for the years ended June 30, 2008 and 2007, respectively. Siemens Diagnostics (formerly Bayer), a key medical device customer of SMS, contributed 16% and 18% of total sales during fiscal 2008 and 2007, respectively.

The following table presents consolidated income statement data as a percentage of net sales for the years ended June 30, 2008 and 2007, respectively.

	2008	2007
Net sales	100.0%	100.0%
Costs of goods sold	95.0	97.0

Gross profit	5.0	3.0

Selling and administrative	8.4	9.2
EPA related (income) expense — net of environmental remediation	—	(0.1)
Net (gain) loss on sale of property, plant and equipment	(0.4)	—

Operating loss	(3.0)	(6.1)

Interest expense	(0.5)	(0.5)
Interest and investment income	—	0.1
Equity income (loss) in investment	(0.1)	0.2
Other income — net	0.1	0.1

Loss before income taxes	(3.5)	(6.2)
Provision (credit) for income taxes	2.2	(2.3)

Net loss	(5.7)%	(3.9)%

An operating loss of $6,860,000 was reported for the year ended June 30, 2008, compared to an operating loss of $12,196,000 for the fiscal year ended June 30, 2007. The gross profit percentage for fiscal 2008, was 5.0%, an increase from 3.0% for the same period last year.
Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and costs associated with new program introduction, all of which impacted fiscal 2008’s performance. During the year ended June 30, 2008, gross profit was favorably impacted by improved margins on several customers, a result of pricing increases and improved performance. In addition, successful sonobuoy drop tests allowed for significantly improved government sales, as well as an increased margin associated with those sales. However, these improvements were partially offset by price concessions granted to one industrial customer, which reduced margins by approximately $906,000 on similar sales in the prior year. Included in the year ended June 30, 2008 and 2007 were results from the Company’s Vietnam facility, which has adversely impacted gross profit by $943,000 and $1.5 million, respectively. In addition, we have incurred and expensed approximately $2.1 million in start-up related costs for approximately ten new programs at several facilities. Finally, severance costs of approximately $181,000 were included in costs of goods sold, which were related to the pending closure of our Albuquerque, New Mexico facility. Additional severance costs of approximately $385,000 are expected to be expensed during the first quarter of fiscal 2009. This closure was announced on June 17, 2008, and is discussed further in Note 15 to the Consolidated Financial Statements included in Item 8.
Also included in costs of goods sold for fiscal 2008 was the write-off of inventory previously carried as a deferred asset. This write-off totaled approximately $1,643,000 and was the result of an adverse decision from the Sixth Circuit Court of Appeals where Sparton was defending the appeal of a decision of the lower court in Sparton’s favor. In addition, a reserve of $800,000 was established against other deferred assets. The gross profit percentage for fiscal 2008 was reduced by 1.1 percentage points due to these two charges. For a further discussion of these legal claims see Note 10 to the Consolidated Financial Statements included in Item 8.
Negatively impacting gross profit in both years were $19.4 million and $22.0 million of government sonobuoy sales with no or minimal margin for the years ended June 30, 2008 and 2007, respectively. With the completion and sale of several contracts in the first and second quarters of fiscal 2008, all but $0.5 million of the backlog of these contracts, which totaled $17.9 million at June 30, 2007, have been completed. The completion of these contracts is anticipated to allow for improved margins in future quarters. During the year ended June 30, 2008, there were minimal cost to complete adjustments (totaling approximately $333,000 of income) related to the sonobuoy programs. This compares to $2.7 million of expense adjustments resulting from changes in estimates for the same period the prior year.
Pension expense totaled $639,000 and $1,419,000, of which approximately $541,000 and $1,291,000 was included in costs of goods sold, for the fiscal years 2008 and 2007, respectively. In the fourth quarter of fiscal 2007, $922,000 of additional pension expense associated with a pro rata settlement adjustment was recorded as a result of lump-sum benefit distributions. This expense was in addition to the normal and anticipated periodic pension expense of $497,000. A more complete discussion of the settlement adjustment and resulting increased pension expense in fiscal 2007 is included in Note 6 to the Consolidated Financial Statements included in Item 8.
The increase in selling and administrative expenses for the year ended June 30, 2008, compared to the same period in the prior year, was primarily due to two factors. A significant portion of the change, approximately $497,000, was due to increased wages, related benefits, and employee activity at one facility resulting from the support and start up activity related to new customers and increased sales within the Medical/Scientific Instrumentation market. In addition, approximately $234,000 of higher than normal outside service costs were incurred for assistance with compliance with the Company’s obligation to report on internal control over financial reporting, which commenced with the year ended June 30, 2008. Beginning in fiscal 2006, the Company was required to expense the vested portion of the fair value of stock options. For the years ended June 30, 2008 and 2007, $140,000 (or 79%) and $198,000 (or 87%) of the total $176,000 and $228,000, respectively, was included in selling and administrative expenses, with the balance of these noncash charges reflected in costs of goods sold. The remaining increase was due to additional increases in various categories, such as wages, employee benefits, insurance, regulatory compliance and other items, many of which increased due to support needed for the large number of job starts under way and increased sales activity. Selling and administrative expenses as a percentage of sales in fiscal 2008 decreased to 8.4% from 9.2% in fiscal 2007. The majority of the decrease in selling and administrative expenses, as a percentage of sales, was due to the significant increase in sales in the year ended June 30, 2008 without a corresponding increase in expenses.
Amortization expense, which totaled $481,000 and $482,000 for the years ended June 30, 2008 and 2007, respectively, was related to the purchase of SMS under the purchase accounting rules; for a further discussion see Note 13 of the Consolidated Financial Statements. Net gain on sale of property, plant and equipment in fiscal 2008 resulted from the sale of the property, plant and equipment of the Deming facility located in New Mexico. For a further discussion of this sale see Note 15 of the Consolidated Financial Statements. Net gain on sale of property, plant and equipment in fiscal 2007 also includes a gain of $199,000 on the sale of undeveloped land in New Mexico.
Operating loss also includes charges related to the New Mexico environmental remediation effort. Included in EPA related-net of environmental remediation in fiscal 2007 is a one-time gain resulting from a $225,000 insurance settlement received in October 2006. Net EPA charges and income are more fully discussed in Note 10 to the Consolidated Financial Statements included in Item 8.
Interest expense of $1,205,000 and $1,050,000 (net of capitalized interest of $11,000 and $60,000) in fiscal 2008 and 2007, respectively, is primarily a result of the debt incurred and acquired in the purchase of SMS. A complete discussion of debt is contained in Note 9 to the Consolidated Financial Statements included in Item 8. Interest and investment income decreased $72,000 to $128,000 in fiscal 2008. This decrease was due to decreased funds available for investment and lower interest rates. Substantially all of the Company’s investment securities portfolio was liquidated during fiscal 2007, primarily to fund the operating losses, additions to property, plant and equipment, repayment of debt, and repurchases of common stock. Investment securities are more fully described in Note 3 to the Consolidated Financial Statements included in Item 8. Other-net was $272,000 and $245,000 in fiscal 2008 and 2007, respectively. Other-net in fiscal 2008 and 2007 includes $265,000 and $233,000, respectively, of net translation and transaction gains.
Equity investment (loss) income was $(273,000) and $425,000 in fiscal 2008 and 2007, respectively. Included in the equity investment is the Company’s investment in Cybernet Systems Corporation (Cybernet), representing a 14% ownership interest. The Company’s investment in Cybernet is more fully discussed in Note 3 to the Consolidated Financial Statements included in Item 8.
The Company’s effective tax rate (benefit) for fiscal 2008 was 65.5% compared to the statutory U.S. federal tax rate of (34%). The significant increase in the effective tax rate was due to the valuation allowance of approximately $10 million recorded in the current year. This valuation allowance was established against the Company’s deferred tax assets, whose realization at this time is uncertain. A complete discussion of the elements of the income tax provision is contained in Note 7 to the Consolidated Financial Statements included in Item 8.
After provision for applicable income taxes the Company reported a net loss of $13,138,000 ($(1.34) per share, basic and diluted) in fiscal 2008, compared to a net loss of $7,769,000 ($(0.79) per share, basic and diluted) in fiscal 2007.
FISCAL 2007 COMPARED TO FISCAL 2006
In summary, fiscal 2007 results were impacted by the following:
–	Approximately $36 million of sales occurred with no or minimal margin. These same sales, assuming a 10% margin, would have generated a margin of $3.6 million or more if executed as expected.

–	Gross margins were further reduced by approximately $4 million due to pricing issues on several programs, as well as sonobuoy program cost escalation and changes in estimates.

–	Operations and costs of closing the Deming, New Mexico facility reduced our expected gross margin by approximately $1.9 million.

–	Losses at our Vietnam facility reduced gross margin by an additional amount of approximately $1.5 million.

–	Higher than anticipated pension expense of approximately $1 million further adversely impacted gross margins.

These various factors, among others, are discussed further below:

	2007		2006
	Sales	% of Total	Sales	% of Total	% Change

Medical/Scientific Instrumentation	$59,754,000	30%	$17,873,000	10%	234%
Aerospace	56,955,000	28	52,794,000	31	8
Government	29,677,000	15	42,536,000	25	(30)
Industrial/Other	53,700,000	27	57,602,000	34	(7)

Totals	$200,086,000	100%	$170,805,000	100%	17%

Sales for the year ended June 30, 2007, totaled $200,086,000, an increase of $29,281,000 (17%) from fiscal 2006. Medical/scientific instrumentation sales increased significantly due to the inclusion in fiscal 2007 of a full year of sales from the Company’s newest subsidiary, Sparton Medical Systems, Inc. (SMS). Medical/scientific instrumentation sales of $59,754,000 include $48,380,000 and $3,280,000 of sales in fiscal 2007 and 2006, respectively, contributed by SMS since its acquisition on May 31, 2006. Sales in the aerospace market increased 8%, due to activity with two existing customers whose combined sales increased approximately $8 million from last year. Government sales decreased $12,859,000, primarily due to the impact of design or rework issues on sonobuoy production due to failed sonobuoy drop tests earlier this year. During fiscal 2007, there were approximately $22 million of governmental sales with no or minimal margin. While overall fiscal 2007 sales were below expectation, recent sonobuoy tests have shown improvement. Industrial sales, which includes gaming, decreased slightly primarily due to decreased sales to one customer.
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
The following table presents consolidated income statement data as a percentage of net sales for the years ended June 30, 2007 and 2006, respectively.

	2007	2006
Net sales	100.0%	100.0%
Costs of goods sold	97.0	91.8

Gross profit	3.0	8.2

Selling and administrative	9.2	9.2
EPA related (income) expense — net environmental remediation	(0.1)	—
Net (gain) loss on sale of property, plant and equipment	—	0.1

Operating loss	(6.1)	(1.1)

Interest expense	(0.5)	—
Interest and investment income	0.1	0.6
Equity income (loss) in investment	0.2	—
Other income — net	0.1	0.3

Loss before income taxes	(6.2)	(0.2)
Provision (credit) for income taxes	(2.3)	(0.3)

Net income (loss)	(3.9)%	0.1%

An operating loss of $12,196,000 was reported for the fiscal year ended June 30, 2007, compared to an operating loss of $1,918,000 for the fiscal year ended June 30, 2006. The gross profit for fiscal 2007 of the newly acquired subsidiary SMS totaled $4,757,000, or 2% of sales. The results of SMS for the one month period ended June 30, 2006, did not have a significant impact on the Company’s fiscal 2006 results. Overall, the gross profit percentage for the year ended June 30, 2007, was 3.0%, a decrease from 8.2% for the same period last year. Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and new product introduction, all of which impacted fiscal 2007 performance. Reflected in gross profit for the years ended June 30, 2007 and 2006, were charges of $2,740,000 and $1,789,000, respectively, resulting from changes in estimates, primarily related to design and production issues on certain development and production programs. Of these charges, $717,000 and $903,000 were incurred in the fourth quarter of fiscal 2007 and 2006, respectively. The programs were loss contracts and the Company recognized the entire estimated losses, or changes in estimated losses, as of June 30, 2007 and 2006. While some of these programs were completed and shipped by June 30 of fiscal 2007, there was a backlog of $2.3 million of sonobuoys with no margin which were essentially all completed and shipped during fiscal 2008. In addition, there was $15.6 million of sonobuoy sales backlog with minimal profit margin expected. Included in the governmental sales of $29,677,000 were approximately $22,013,000 of sales with no or minimal margin. In addition, competitive pricing issues related to one industrial customer reduced margins in fiscal 2007 by approximately $1 million compared to similar sales in fiscal 2006. The lower margins associated with this customer were expected to continue. Finally, production and program issues related to an aerospace job at one facility resulted in approximately $14,346,000 of sales in fiscal 2007 at essentially no margin. The various issues related to the poor job performance were addressed with this aerospace customer. Included in the gross profit for the years ended June 30, 2007 and 2006, were the losses from the Company’s Vietnam facility of $1.5 million and $1.6 million, respectively.
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
Upon completion of the remaining sonobuoy backlog of approximately $18 million of no or minimal margin contracts and the expansion of the ERAPSO joint venture, the sonobuoy program issues that had adversely impacted our financials were substantially completed. In addition, several low or no margin commercial programs were reviewed for repricing the programs and/or seeking reimbursement of prior out of scope costs that have occurred. The Vietnam operations have suffered since inception from lower than expected sales, with additional sales are still needed for that plant to reach profitability.
Selling and administrative expenses for fiscal 2007 overall increased primarily due to the inclusion of a full year of costs for SMS, compared to one month of activity in fiscal 2006. The remainder of the increase in selling and administrative expenses primarily related to minor and expected increases in various categories, such as wages, employee benefits, insurance, and other items. Share-based compensation expense totaled $228,000 and $344,000, of which approximately $198,000 (or 87%), and $290,000 (or 84%) was included in selling and administrative expense for fiscal 2007 and 2006, respectively, with the balance in cost of goods sold. Additional costs were also incurred as a result of compliance activity due to increased SEC and other regulatory requirements. These compliance costs increased in several areas, both internally and externally. Results also include $482,000 and $39,000 for fiscal 2007 and 2006, respectively, of amortization expense related to the purchase of SMS under the purchase accounting rules; for further discussion, see Note 14 to the Consolidated Financial Statements included in Item 8.
Operating income (loss) also includes charges related to the New Mexico environmental remediation effort. Included in EPA related-net of environmental remediation in fiscal 2007 is a one-time gain resulting from a $225,000 insurance settlement received in October 2006. Net EPA charges and income are more fully discussed in Note 10 to the Consolidated Financial Statements included in Item 8. Net gain on sale of property, plant and equipment in fiscal 2007 includes a gain of $190,000 on the sale of undeveloped land in New Mexico. The sale of the Deming, New Mexico facility was completed in July 2007, and its profit was included in fiscal 2008 results; for further discussion, see note 15 to the Consolidated Financial Statements included in Item 8.
Interest and investment income decreased $916,000 to $201,000 in fiscal 2007. This decrease was due to decreased funds available for investment and a loss from sale of investment securities. Substantially all of the Company’s investment securities portfolio was liquidated during fiscal 2007, primarily to fund the operating losses, additions to property, plant and equipment, repayment of debt, and repurchases of common stock. Investment securities are more fully described in Note 3 to the Consolidated Financial Statements included in Item 8. Interest expense of $1,050,000 (net of capitalized interest of $60,000) and $98,000 in fiscal 2007 and 2006, respectively, was primarily a result of the debt incurred and acquired in the purchase of SMS. A complete discussion of debt is contained in Note 9 to the Consolidated Financial Statements included in Item 8. Other income (expense)-net was $245,000 and $583,000 in fiscal 2007 and 2006, respectively. Other-net in fiscal 2007 and 2006 included $233,000 and $586,000, respectively, of net translation and transaction gains.
Equity investment income was $425,000 and $21,000 in fiscal 2007 and 2006, respectively. Included in the equity investments was the Company’s investment in Cybernet Systems Corporation (Cybernet), representing a 14% ownership interest.
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

LIQUIDITY AND CAPITAL RESOURCES
The primary source of liquidity and capital resources has historically been generated from operations. Certain government contracts provide for interim progress billings based on costs incurred. These progress billings reduce the amount of cash that would otherwise be required during the performance of these contracts. As the volume of U.S. defense-related contract work has declined over the past several years, so has the relative importance of progress billings as a liquidity resource. In addition, short-term liquid investments or borrowings on the Company’s line of credit facility have been used to provide additional working capital. During fiscal 2007, the Company liquidated a portion of its investment securities to fund the Company’s $4,000,000 stock repurchase program. The repurchase program expired September 14, 2007, at which time shares which had been repurchased under the program totaled 331,781, at a cumulative cost of approximately $2,887,000. These repurchased shares have been retired.
For the fiscal year ended June 30, 2008, cash and cash equivalents decreased $1,054,000 to $2,928,000. Operating activities used $9,486,000 in fiscal 2008 and $13,924,000 in fiscal 2007 in net cash flows. The primary use of cash from operating activities in fiscal 2008 was the increase in inventories and accounts receivable, as well as funding operating losses. The increase in inventories and accounts receivable was primarily due to new job starts, the delay in some customer schedules, and increased sales levels. The primary source of cash in fiscal 2008 reflected in the cash flow statement was the increase in accounts payable primarily due to the increase in inventories to support new job starts. The primary use of cash in fiscal 2007 was for operations, combined with an increase in inventory. The increase in inventory in fiscal 2007 was due to the build up related to new customer contracts, as well as the delay in some customer schedules.
Cash flows used by investing activities in fiscal 2008 totaled $146,000. The primary use of cash from investing activities in fiscal 2008 and 2007 was the purchase of property, plant and equipment. The majority of the expenditures in fiscal 2008 were related to new roofing at one facility and in fiscal 2007 were for the completion of the plant expansion at SMS. Included in the Company’s balance sheet as of June 30, 2008 is $461,000 in construction in progress at one facility, primarily related to roofing work. Approximately $374,000 of additional costs remain to complete and capitalize this work. This project is scheduled for completion during fiscal 2009. Cash provided in fiscal 2008 was primarily due to the sale of the Deming facility located in New Mexico, as further discussed below. Cash flows provided by investing activities in fiscal 2007 totaled $14,325,000 and was primarily provided by the proceeds from sale of substantially the entire portfolio of investment securities.
Cash flows provided by financing activities in fiscal 2008 were $8,578,000. Cash flows used by financing activities were $3,922,000 in fiscal 2007. The primary source of cash from financing activities in fiscal 2008 was from accessing the Company’s bank line of credit. The primary uses of cash from financing activities in fiscal 2008 and 2007 was the repayment of debt incurred with the purchase of SMS, as well as the repurchase of common stock in fiscal 2007.
Historically, the Company’s market risk exposure to foreign currency exchange and interest rates on third party receivables and payables was not considered to be material, principally due to their short-term nature and the minimal amount of receivables and payables designated in foreign currency. However, due to the recently strengthened Canadian dollar, the impact of transaction and translation gains on intercompany activity and balances has increased. If the exchange rate were to materially change, the Company’s financial position could be significantly affected. The Company currently has a bank line of credit totaling $20.0 million, of which $13.5 million has been borrowed as of June 30, 2008. In addition, the Company has a bank term loan totaling $6.0 million. Finally, there are notes payable totaling $4.0 million outstanding to the former owners of Astro, as well as $2.1 million of Industrial Revenue Bonds. Borrowings are discussed further in Note 9 of the Consolidated Financial Statements.
At June 30, 2008 and 2007, the aggregate government funded EMS backlog was approximately $23 million and $42 million, respectively. The June 30, 2008 backlog includes $20 million of U.S. Navy sonobuoy contracts awarded during the first quarter of this calendar year. This represents 46% of the contracts to date. In addition, an additional award was recently granted of which Sparton’s contract will be approximately $7 million, which is not included in the previously mentioned $23 million. A majority of the June 30, 2008, backlog is expected to be realized in the next 12-15 months. Commercial EMS orders are not included in the backlog. The Company does not believe the amount of commercial activity covered by firm purchase orders is a meaningful measure of future sales, as such orders may be rescheduled or cancelled without significant penalty.
In January 2007, Sparton announced its commitment to close the Deming, New Mexico facility. The closure of that plant was completed during the third quarter of fiscal 2007. At closing, some equipment from this facility related to operations performed at other Sparton locations was relocated to those facilities for their use in ongoing production activities. The land, building, and remaining assets were sold. The agreement for the sale of the Deming land, building, equipment and applicable inventory was signed at the end of March 2007 and involved several separate transactions. The sale of the inventory and equipment for $200,000 was completed on March 30, 2007. The sale of the land and building for $1,000,000 closed on July 20, 2007. The property, plant, and equipment of the Deming facility was substantially depreciated. The ultimate sale of this facility was completed at a net gain of approximately $868,000, as previously discussed, and was recognized entirely in the first quarter of fiscal 2008. In June 2008, Sparton announced its commitment to close the Albuquerque, New Mexico facility. During the fourth quarter of fiscal 2008, approximately $181,000 was recorded for anticipated severance costs. For a further discussion related to this closure, see Note 15 to the Consolidated Financial Statements included in Item 8 of this report.
The Company signed a membership purchase agreement and completed the acquisition of Astro Instrumentation, LLC in May 2006. Astro was renamed Sparton Medical Systems, Inc. (SMS) in fiscal 2007, and Sparton operates the business as a wholly-owned subsidiary. A further discussion of this purchase is contained in Notes 9 and 13 to the Consolidated Financial Statements included in Item 8.
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
At June 30, 2008, the Company had $70,860,000 in shareowners’ equity ($7.22 per share), $41,581,000 in working capital, and a 1.74:1 working capital ratio. The Company believes it has sufficient liquidity for its anticipated needs over the next 12-18 months. Such resources may include the use of our line of credit.
CONTRACTUAL OBLIGATIONS
The Company’s current obligations, which are due within one year, for the payment of accounts payable, accruals, and other liabilities totaled $56,105,000 at June 30, 2008. This includes the $4,030,000 and $442,000 for the current portions of our long-term debt and environmental liability, respectively. These obligations are reflected in the Consolidated Balance Sheets in Item 8. The following tables summarize the Company’s significant contractual obligations and other commercial commitments as of June 30, 2008:

			Payments due by Fiscal Period
Contractual Obligations:	Total	2009	2010	2011	2012	2013	Thereafter

Borrowings, (including interest payments)	$27,550,000	$18,142,000	$4,531,000	$2,310,000	$240,000	$237,000	$2,090,000
Operating leases	9,160,000	4,387,000	2,553,000	1,288,000	809,000	123,000	—
Environmental liabilities	5,581,000	442,000	277,000	277,000	277,000	277,000	4,031,000
Pension contributions	4,995,000	—	1,490,000	865,000	870,000	890,000	880,000
Noncancelable purchase orders	21,161,000	21,161,000	—	—	—	—	—

Total	$68,427,000	$44,132,000	$8,831,000	$4,740,000	$2,196,000	$1,527,000	$7,001,000

		Amount of Commitment by Fiscal Expiration Period
Other Commercial Commitments:	Total	2009	2010	2011	2012	2013	Thereafter

Standby letters of credit	$881,000	$597,000	$284,000	—	—	—	—

Borrowings - Payments include principal and interest for both short-term and long-term debt, including $6.5 million relating to a bank loan, notes plus interest totaling $4.2 million payable to the previous owners of SMS, and payments on Industrial Revenue bond obligations of $3.3 million, which were assumed by Sparton at the time of the SMS purchase. See Note 9 to the Consolidated Financial Statements included in Item 8 of this report for further discussion on borrowings. In addition, $13.5 million of debt related to outstanding borrowings under the Company’s revolving line-of-credit is included, all of which is considered short-term. A portion of this debt is anticipated to be carried into fiscal 2010. However, given the fluctuating balance of the line of credit debt, which terminates and is anticipated to be renewed in fiscal 2009, no interest has been imputed.
Operating leases - See Note 8 to the Consolidated Financial Statements included in Item 8 of this report for further discussion of operating leases.
Environmental liabilities - See Note 10 to the Consolidated Financial Statements included in Item 8 of this report for a description of the accrual for environmental remediation. Of the $5,581,000 total, $442,000 is classified as a current liability and $5,139,000 is classified as a long-term liability, both of which are included on the balance sheet as of June 30, 2008.
Pension liability - See Note 6 to the Consolidated Financial Statements included in Item 8 of this report for additional pension information.

Noncancelable purchase orders - Binding orders the Company has placed with suppliers that are subject to quality and performance requirements.
Standby letters of credit - The Company has standby letters of credit outstanding of approximately $881,000 at June 30, 2008, principally to support self-insured programs, certain foreign sales contracts, and a portion of the Industrial Revenue bonds assumed from Astro. Approximately $400,000 of these standby letters of credit relate to accrued health benefits. Approximately $284,000 is a letter of credit related to the Industrial Revenue bonds discussed in Note 9 to the Consolidated Financial Statements included in Item 8 of this report.
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
The Company regularly reviews raw material inventories by customer for both excess and obsolete quantities, with adjustments made accordingly. As of June 30, 2008 and 2007 the valuation allowances totaled $3,182,000 and $2,416,000, respectively. Wherever possible, the Company attempts to recover its full cost of excess and obsolete inventories from customers or, in some cases, through other markets. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income and a valuation allowance is established for the difference between the carrying cost and the estimated realizable amount. Conversely, should the disposition of adjusted excess and obsolete inventories result in recoveries in excess of these reduced carrying values, the remaining portion of the valuation allowances are reversed and taken into income when such determinations are made. It is possible that the Company’s financial position, results of operations and cash flows could be materially affected by changes to inventory valuation allowances for commercial customer excess and obsolete inventories.
Allowance for Probable Losses on Receivables
The accounts receivable balance is recorded net of allowances for amounts not expected to be collected from customers. The allowance is estimated based on historical experience of write-offs, the level of past due amounts, information known about specific customers with respect to their ability to make payments, and future expectations of conditions that might impact the collectibility of accounts. Accounts receivable are generally due under normal trade terms for the industry. Credit is granted, and credit evaluations are periodically performed, based on a customer’s financial condition and other factors. Although the Company does not generally require collateral, cash in advance or letters of credit may be required from customers in certain circumstances, including some foreign customers. When management determines that it is probable that an account will not be collected, it is charged against the allowance for probable losses. The Company reviews the adequacy of its allowance monthly. The allowance for doubtful accounts considered necessary was $258,000 and $32,000 at June 30, 2008 and 2007, respectively. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Given the Company’s significant balance of government receivables and letters of credit from foreign customers, collection risk is considered minimal. Historically, uncollectible accounts have generally been insignificant, have generally not exceeded management’s expectations, and the minimal allowance is deemed adequate.
Pension Obligations
The Company calculates the cost of providing pension benefits under the provisions of Statement of Financial Accounting Standards (SFAS) No. 87, Employers’ Accounting for Pensions, as amended. The key assumptions required within the provisions of SFAS No. 87 are used in making these calculations. The most significant of these assumptions are the discount rate used to value the future obligations and the expected return on pension plan assets. The discount rate is consistent with market interest rates on high-quality, fixed income investments. The expected return on assets is based on long-term returns and assets held by the plan, which is influenced by historical averages. If actual interest rates and returns on plan assets materially differ from the assumptions, future adjustments to the financial statements would be required. While changes in these assumptions can have a significant effect on the pension benefit obligation and the unrecognized gain or loss accounts disclosed in the Notes to the Financial Statements, the effect of changes in these assumptions is not expected to have the same relative effect on net periodic pension expense in the near term. While these assumptions may change in the future based on changes in long-term interest rates and market conditions, there are no known expected changes in these assumptions as of June 30, 2008. As indicated above, to the extent the assumptions differ from actual results, there would be a future impact on the financial statements. The extent to which this will result in future expense is not determinable at this time as it will depend upon a number of variables, including trends in interest rates and the actual return on plan assets. During the quarter ended March 31, 2008, the annual actuarial valuation of the pension plan was completed. Based on this valuation, net periodic pension expense for fiscal 2008 was calculated to be $639,000 compared to $497,000 for fiscal 2007. An additional $922,000 settlement adjustment was identified and recognized in fiscal 2007 in connection with lump-sum benefit distributions. These lump-sum distributions were made over the last several years. Substantially all plan participants elect to receive their retirement benefit payments in the form of lump-sum settlements. The total adjustment of $922,000 was recorded in fiscal 2007. The amount related to prior years was immaterial to the financial results of each of the years affected. The settlement adjustment resulted from several business and economic factors that have affected the measurement of the plan’s projected benefit obligation in recent years, including changes in the plan’s benefit formula, the timing of participants’ retirement, changes in assumed interest rates, variation in investment returns, and the amounts of lump-sum distributions paid. The components of net periodic pension expense are detailed in Note 6 to the Consolidated Financial Statements included in Item 8 of this report. A pension contribution of $79,000 was made during fiscal 2008.

On June 30, 2007, the Company adopted the balance sheet recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement required Sparton to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligation) of its plan in the June 30, 2007 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income (loss), net of tax. The adjustment to accumulated other comprehensive income (loss) at adoption represents the net unrecognized actuarial losses and unrecognized prior service costs remaining from the initial adoption of SFAS No. 87, all of which were previously netted against the plan’s funded status in Sparton’s balance sheet pursuant to the provisions of SFAS No. 87. Upon adoption, Sparton recorded an after-tax, unrecognized loss in the amount of $1,989,000, which represents an increase directly to accumulated other comprehensive loss as of June 30, 2007. These amounts will be subsequently recognized as net periodic plan expenses pursuant to Sparton’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods, and that are not recognized as net periodic plan expenses in the same periods, will be recognized as a component of other comprehensive income (loss). The adoption of SFAS No. 158 had no effect on Sparton’s consolidated statement of operations for the year ended June 30, 2007, or for any prior period presented, and it will not affect Sparton’s operating results in future periods.
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
The most recent such impairment analysis, which was performed during the fourth quarter of fiscal 2008, did not result in an impairment charge.
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

Determining the fair value of any reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates, operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and, if appropriate, determination of appropriate market comparables. The Company bases its fair value estimates on assumptions believed to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, the Company makes certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of the Company’s reporting units. The most recent annual goodwill impairment analysis related to the Company’s Cybernet and SMS investments was performed during the fourth quarter of fiscal 2008. That impairment analysis did not result in an impairment charge. The next such impairment reviews are expected to be performed in the fourth quarter of fiscal 2009.
Deferred Costs and Claims for Reimbursement
In the normal course of business, the Company from time to time incurs costs and/or seeks related reimbursements or recovery claims from third parties. Such amounts, when recovery is considered probable, are generally reported as other non current assets. Nevertheless, uncertainty is usually present in making these assessments and if the Company is not ultimately successful in recovering these recorded amounts, there could be a material impact on operating results in any one fiscal period. See “Other Assets” in Note 1 to the Consolidated Financial Statements for more information.
Income Taxes
Our estimates of deferred income taxes and the significant items giving rise to the deferred income tax assets and liabilities are disclosed in Note 7 to the Consolidated Financial Statements included in Item 8. These reflect our assessment of actual future taxes to be paid or received on items reflected in the financial statements, giving consideration to both timing and probability of realization. The recorded net deferred income tax assets, while reduced during fiscal 2008 by a significant valuation allowance, are subject to an ongoing assessment of their recovery, and our realization of these recorded benefits is dependent upon the generation of future taxable income within the United States. If future levels of taxable income are not consistent with our expectations, we may be required to record an additional valuation allowance, which could reduce net income by a material amount. Detailed information on income taxes is provided in Note 7 to the Consolidated Financial Statements included in Item 8.
OTHER MATTERS
Change of Executive Officers
On March 7, 2008, the Company’s former President and Chief Executive Officer, David W. Hockenbrocht, announced his retirement from the Company effective as of that date. Mr. Hockenbrocht had served as President of the Company for thirty years and as the CEO and President since 2000. At meetings of the Board of Directors, on March 7, 2008, the Board of Directors appointed Richard L. Langley as interim President and Chief Executive Officer and Joseph S. Lerczak as interim Chief Financial Officer. On April 25, 2008, Mr. Lerczak was appointed Chief Financial Officer; and on June 27, 2008, Mr. Lerczak was also appointed Vice President and Treasurer. Mr. Langley was formerly Chief Financial Officer and Treasurer of the Company, and Mr. Lerczak previously held the offices of Corporate Controller and Secretary. Mr. Lerczak continues to hold the office of Secretary of the Company.
Litigation
One of Sparton’s facilities, located in Albuquerque, New Mexico, has been the subject of ongoing investigations conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). The investigation began in the early 1980’s and involved a review of onsite and offsite environmental impacts.
At June 30, 2008, Sparton has accrued $5,581,000 as its estimate of the future undiscounted minimum financial liability with respect to this matter. The Company’s cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred, and is anticipated to cover approximately the next 22 years. The Company’s estimate includes equipment and operating costs for onsite and offsite operations and is based on existing methodology. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally, a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. It is possible that cash flows and results of operations could be affected significantly by the impact of the ultimate resolution of this contingency.

Some of the printed circuit boards supplied to the Company for its aerospace sales were discovered in fiscal 2005 to be nonconforming and defective. The defect occurred during production at the raw board supplier’s facility, prior to shipment to Sparton for further processing. The Company and our customer, who received the defective boards, have contained the defective boards. While investigations are underway, $2.0 million and $2.8 million of related product and associated incurred costs have been deferred and classified in Sparton’s balance sheet within other non current assets as of June 30, 2008 and 2007, respectively. The change between fiscal 2008 and 2007 is a result of a $0.8 million reserve established as of June 30, 2008.
In August 2005, Sparton Electronics Florida, Inc. filed an action in U.S. District Court of Florida against Electropac Co., Inc. and a related party (the raw board manufacturer) to recover these costs. A trial in the matter started in August 2008, and the trial court has issued an interim ruling favorable to Sparton, however at an amount less than the previously deferred $2.8 million. Court ordered mediation was conducted following the court’s ruling and a potential settlement of the claim is pending, subject to the successful completion of due diligence. No loss contingency, other than the $0.8 million reserve described above, has been established at June 30, 2008, as we expect to collect the remaining $2.0 million in full. Should the mediation, or subsequent court ruling, ultimately be decided less favorably to Sparton, or if the defendants are unable to pay the ultimate judgment, our before-tax operating results at that time could be adversely affected by up to $2.0 million.
Sparton is currently involved with other legal actions, which are disclosed in Part I Item 3 - “Legal Proceedings”, of this report. At this time, the Company is unable to predict the outcome of these claims.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
The Company has financial instruments that are subject to interest rate risk, principally long-term debt associated with the SMS acquisition on May 31, 2006. Historically, the Company has not experienced material gains or losses due to such interest rate changes. Based on the fact that interest rates periodically adjust to market values for the majority of the term debt issued or assumed in the SMS acquisition, interest rate risk is not considered to be significant.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of Sparton Corporation
Jackson, Michigan
We have audited the accompanying consolidated balance sheets of Sparton Corporation and subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of income, shareowners’ equity and cash flows for each of the three years in the period ended June 30, 2008. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sparton Corporation and subsidiaries as of June 30, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Notes 1 and 6 to the consolidated financial statements, the Company changed its method of accounting for its defined benefit pension plan as of June 30, 2007, in accordance with Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

By:	/BDO Seidman, LLP/
Grand Rapids, Michigan September 12, 2008

SPARTON CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$2,928,433	$3,982,485
Accounts receivable:
Trade, less allowance of $258,000 ($32,000 in 2007)	25,696,658	24,114,182
U.S. and foreign governments	4,522,412	451,922
Inventories and costs of contracts in progress (Note 4)	63,443,221	53,520,533
Income taxes recoverable	—	485,074
Deferred income taxes (Note 7)	251,545	2,287,438
Prepaid expenses and other current assets	844,130	949,092

Total current assets	97,686,399	85,790,726
Property, plant and equipment: (Note 1)
Land and land improvements	3,014,636	3,014,426
Buildings and building equipment	23,551,836	23,057,711
Machinery and equipment	20,575,603	20,158,000
Construction in progress	577,333	37,491

	47,719,408	46,267,628
Less accumulated depreciation	(30,440,695)	(28,545,816)

Net property, plant and equipment	17,278,713	17,721,812
Deferred income taxes — non current (Note 7)	1,044,987	4,630,819
Goodwill (Notes 13 and 14)	17,434,804	16,378,327
Other intangibles, net (Notes 13 and 14)	5,762,397	6,243,647
Other assets (Notes 3 and 10)	3,519,092	6,242,467

Total assets	$142,726,392	$137,007,798

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term bank borrowings (Note 9)	$13,500,000	$1,000,000
Current portion of long-term debt (Note 9)	4,029,757	3,922,350
Accounts payable	23,503,857	15,781,046
Salaries and wages	5,642,302	4,806,724
Accrued health benefits	1,479,729	1,359,844
Other accrued liabilities	7,949,470	5,931,638

Total current liabilities	56,105,115	32,801,602
Pension liability (Note 6)	2,564,438	12,495
Long-term debt — non current portion (Note 9)	8,058,497	12,088,254
Environmental remediation — non current portion (Note 10)	5,138,588	5,625,776

Total liabilities	71,866,638	50,528,127
Commitments and contingencies (Note 10)
Shareowners’ equity (Note 5):
Preferred stock, no par value; 200,000 shares authorized, none outstanding	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 9,811,507 shares outstanding at June 30, 2008 and 2007	12,264,384	12,264,384
Capital in excess of par value	19,650,481	19,474,097
Retained earnings	43,592,351	56,730,643
Accumulated other comprehensive loss (Note 2)	(4,647,462)	(1,989,453)

Total shareowners’ equity	70,859,754	86,479,671

Total liabilities and shareowners’ equity	$142,726,392	$137,007,798

See accompanying notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income

	Year ended June 30,
	2008	2007	2006
Net sales	$229,805,983	$200,085,852	$170,804,982
Costs of goods sold	218,291,184	194,128,835	156,752,961

Gross profit	11,514,799	5,957,017	14,052,021

Selling and administrative expenses	18,869,399	17,964,179	15,766,836
Amortization of intangibles (Note 14)	481,250	482,361	38,994
EPA related environmental remediation (income) expense — net (Note 10)	1,789	(204,742)	64,800
Net (gain) loss on sale of property, plant and equipment	(977,685)	(88,773)	98,898

	18,374,753	18,153,025	15,969,528

Operating loss	(6,859,954)	(12,196,008)	(1,917,507)

Other income (expense):
Interest expense	(1,205,062)	(1,050,101)	(98,088)
Interest and investment income	128,354	200,734	1,116,452
Equity income (loss) in investment (Note 3)	(273,003)	425,000	21,000
Other — net	272,373	244,748	583,499

	(1,077,338)	(179,619)	1,622,863

Loss before income taxes	(7,937,292)	(12,375,627)	(294,644)
Provision (credit) for income taxes (Note 7)	5,201,000	(4,607,000)	(393,000)

Net income (loss)	$(13,138,292)	$(7,768,627)	$98,356

Earnings (loss) per share — basic and diluted	$(1.34)	$(0.79)	$0.01

See accompanying notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year ended June 30,
	2008	2007	2006
Cash Flows From Operating Activities:
Net income (loss)	$(13,138,292)	$(7,768,627)	$98,356
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	2,203,357	2,587,779	2,114,234
Deferred income tax provision (benefit)	5,117,000	(3,992,000)	(383,000)
Loss on sale of investment securities	—	244,562	80,149
Equity (income) loss in investment	273,003	(425,000)	(21,000)
Pension expense	638,759	1,419,104	547,575
Share-based compensation expense	176,384	228,101	344,267
(Gain) loss on sale of property, plant and equipment (Note 15)	(933,022)	112,608	98,898
Gain from sale of non-operating land	(44,663)	(198,675)	—
Other, primarily changes in customer and vendor claims	—	233,358	(486,236)
Other, deferred assets (Note 10)	2,443,396	—	—
Changes in operating assets and liabilities (net in 2006 of effects of SMS acquisition):
Accounts receivable	(5,652,966)	542,338	4,997,668
Environmental settlement receivable	—	—	5,455,000
Income taxes recoverable	485,074	(485,074)	—
Inventories, prepaid expenses and other current assets	(9,961,722)	(6,700,243)	(329,333)
Accounts payable and accrued liabilities	8,908,001	277,276	(4,524,491)

Net cash provided by (used in) operating activities	(9,485,691)	(13,924,493)	7,992,087

Cash Flows From Investing Activities:
Additional goodwill from SMS acquisition	—	(38,528)	—
Purchase of SMS, net of cash acquired	—	—	(22,549,042)
Purchases of investment securities	—	—	(7,535,782)
Proceeds from sale of investment securities	—	15,619,084	8,152,828
Proceeds from maturity of investment securities	—	465,645	3,638,447
Purchases of property, plant and equipment	(1,279,008)	(2,487,326)	(1,026,556)
Proceeds from sale of property, plant and equipment	1,077,018	134,975	38,084
Proceeds from sale of non-operating land	49,000	811,175	—
Other, principally change in non current other assets	6,979	(179,815)	(22,249)

Net cash provided by (used in) investing activities	(146,011)	14,325,210	(19,304,270)

Cash Flows From Financing Activities:
Net short-term bank borrowings	12,500,000	1,000,000	—
Proceeds from the issuance of long-term debt	—	—	10,000,000
Repayment of long-term debt	(3,922,350)	(3,815,845)	(9,167)
Proceeds from the exercise of stock options	—	1,420,072	636,642
Tax effect from stock transactions	—	—	76,211
Repurchases of common stock	—	(2,523,920)	(363,122)
Stock dividend — cash paid in lieu of fractional shares	—	(1,977)	(3,654)
Cash dividend	—	—	(889,409)

Net cash provided by (used in) financing activities	8,577,650	(3,921,670)	9,447,501

Decrease in cash and cash equivalents	(1,054,052)	(3,520,953)	(1,864,682)
Cash and cash equivalents at beginning of year	3,982,485	7,503,438	9,368,120

Cash and cash equivalents at end of year	$2,928,433	$3,982,485	$7,503,438

See accompanying notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareowners’ Equity

			Capital		Accumulated other
	Common Stock		in excess	Retained	comprehensive
	Shares	Amount	of par value	earnings	income (loss)	Total
Balance at July 1, 2005	8,830,428	$11,038,035	$10,558,757	$75,619,392	$(44,198)	$97,171,986

Stock dividend (5% declared October 25, 2005)	446,287	557,857	3,820,645	(4,382,156)		(3,654)
Stock options exercised, net of common stock surrendered to facilitate exercise	154,627	193,285	443,357			636,642
Cash dividend ($0.10 per share)				(889,409)		(889,409)
Repurchases of common stock as part of 2005 share repurchase program	(39,037)	(48,796)	(51,247)	(263,079)		(363,122)
Share-based compensation			344,267			344,267
Tax effect from stock transactions			76,211			76,211

Comprehensive income (loss), net of tax:
Net income				98,356		98,356
Net unrealized loss on investment securities owned					(245,797)	(245,797)
Reclassification adjustment for net loss realized and reported in net income					52,898	52,898
Net unrealized loss on equity investment					(28,000)	(28,000)

Comprehensive loss						(122,543)

Balance at June 30, 2006	9,392,305	11,740,381	15,191,990	70,183,104	(265,097)	96,850,378

Stock dividend (5% declared October 25, 2006)	466,365	582,956	3,404,465	(3,989,398)		(1,977)
Stock options exercised, net of common stock surrendered to facilitate exercise	245,581	306,977	1,113,095			1,420,072
Repurchases of common stock as part of 2005 share repurchase program	(292,744)	(365,930)	(463,554)	(1,694,436)		(2,523,920)
Share-based compensation			228,101			228,101

Comprehensive income (loss), net of tax:
Net loss				(7,768,627)		(7,768,627)
Reclassification adjustment for net loss realized and reported in net loss					284,097	284,097
Net unrealized loss on equity investment					(19,000)	(19,000)

Comprehensive loss						(7,503,530)
Adjustment to initially apply SFAS No. 158, net of tax					(1,989,453)	(1,989,453)

Balance at June 30, 2007	9,811,507	12,264,384	19,474,097	56,730,643	(1,989,453)	86,479,671

Share-based compensation			176,384			176,384

Comprehensive income (loss), net of tax:
Net loss				(13,138,292)		(13,138,292)
Unrecognized net change in defined benefit pension plan, net of tax					(2,658,009)	(2,658,009)

Comprehensive loss						(15,796,301)

Balance at June 30, 2008	9,811,507	$12,264,384	$19,650,481	$43,592,351	$(4,647,462)	$70,859,754

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
Operations — The Company operates in one line of business, electronic manufacturing services (EMS). The Company provides design and electronic manufacturing services, which include a complete range of engineering, pre-manufacturing and post-manufacturing services. Capabilities range from product design and development through aftermarket support. All of the Company’s facilities are registered to ISO standards, including 9001 or 13485, with most having additional certifications. Products and services include complete “Device Manufacturing” products for Original Equipment Manufacturers, microprocessor-based systems, transducers, printed circuit boards and assemblies, sensors and electromechanical devices. Markets served are in the government, medical/scientific instrumentation, aerospace, and other industries, with a focus on regulated markets. The Company also develops and manufactures sonobuoys, anti-submarine warfare (ASW) devices, used by the U.S. Navy and other free-world countries. Many of the physical and technical attributes in the production of sonobuoys are similar to those required in the production of the Company’s other electrical and electromechanical products and assemblies.
Use of estimates — The Company’s consolidated financial statements are prepared in accordance with GAAP. These accounting principles require management to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, the financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.
Revenue recognition — The Company’s net sales are comprised primarily of product sales, with supplementary revenues earned from engineering and design services. Standard contract terms are FOB shipping point. Revenue from product sales is generally recognized upon shipment of the goods; service revenue is recognized as the service is performed or under the percentage of completion method, depending on the nature of the arrangement. Long-term contracts relate principally to government defense contracts. These government defense contracts are accounted for based on completed units accepted and their estimated average contract cost per unit. Costs and fees billed under cost-reimbursement-type contracts are recorded as sales. A provision for the entire amount of a loss on a contract is charged to operations as soon as the loss is identified and the amount is reasonably determinable. Shipping and handling costs are included in costs of goods sold.
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

Fair value of financial instruments — The fair value of cash and cash equivalents, trade accounts receivable, short-term bank borrowings, and accounts payable approximate their carrying value. Cash and cash equivalents consist of demand deposits and other highly liquid investments with an original term when purchased of three months or less. With respect to the Company’s recently issued or assumed long-term debt instruments, consisting of industrial revenue bonds, notes payable and bank debt, relating to the May 31, 2006 acquisition of SMS, as reported in Notes 9 and 13, management believes the aggregate fair value of these financial instruments reasonably approximates their carrying value at June 30, 2008.
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
The Company has financial instruments that are subject to interest rate risk. As a result of the May 31, 2006, SMS acquisition, the Company is obligated on bank debt with an adjustable rate of interest, as more fully discussed in Note 9, which would adversely impact results of operations should the interest rate significantly increase.
Inventories — Customer orders are based upon forecasted quantities of product, manufactured for shipment over defined periods. Raw material inventories are purchased to fulfill these customer requirements. Within these arrangements, customer demand for products frequently changes, sometimes creating excess and obsolete inventories. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income and a valuation allowance is established for the difference between the carrying cost and the estimated realizable amount. Conversely, should the disposition of adjusted excess and obsolete inventories result in recoveries in excess of these reduced carrying values, the remaining portion of the valuation allowances is reversed and taken into income when such determinations are made. It is possible that the Company’s financial position and results of operations could be materially affected by changes to inventory valuation allowances for excess and obsolete inventories. These valuation allowances totaled $3,182,000 and $2,416,000 at June 30, 2008 and 2007, respectively.
Inventories are valued at the lower of cost (first-in, first-out basis) or market and include costs related to long-term contracts as disclosed in Note 4. Inventories, other than contract costs, are principally raw materials and supplies. The following are the approximate major classifications of inventory, net of progress billings and related valuation allowances, at June 30:

	2008	2007
Raw materials	$48,237,000	$36,627,000
Work in process and finished goods	15,206,000	16,894,000

	$63,443,000	$53,521,000

Work in process and finished goods inventories include $1.6 million and $3.3 million of completed, but not yet accepted, sonobuoys at June 30, 2008 and 2007, respectively. Inventories are reduced by progress billings to the U.S. government, related to long-term contracts, of approximately $0.8 million and $8.6 million at June 30, 2008 and 2007, respectively.

Property, plant, equipment and depreciation — Property, plant and equipment are stated at cost less accumulated depreciation. Major improvements and upgrades are capitalized while ordinary repair and maintenance costs are expensed as incurred. Depreciation is provided over estimated useful lives on accelerated methods, except for certain buildings, machinery and equipment with aggregate historical cost at June 30, 2008, of approximately $22,294,000 ($11,864,000 net book value), which are being depreciated on the straight-line method. Estimated useful lives generally range from 5 to 50 years for buildings and improvements, 3 to 16 years for machinery and equipment and 3 to 5 years for test equipment. For income tax purposes, accelerated depreciation methods with minimum lives are utilized.
Long-lived assets — The Company reviews long-lived assets that are not held for sale for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is determined by comparing the carrying value of the assets to their estimated future undiscounted cash flows. If it is determined that an impairment of a long-lived asset has occurred, a current charge to income is recognized. The Company also has goodwill and other intangibles which are considered long-lived assets. While a portion of goodwill is associated with the Company’s investment in Cybernet, the majority of the approximately $23.2 million and $22.6 million in net carrying value of goodwill and other intangibles reflected on the Company’s balance sheet as of June 30, 2008 and 2007, respectively, is associated with the acquisition of SMS. For a more complete discussion of goodwill and other intangibles, see Note 14.
Other assets — At June 30, 2006, undeveloped land located in New Mexico, with a cost in the amount of $613,000, was classified as held-for-sale and carried in other current assets in the Company’s balance sheet. The sale of this land was completed in August 2006 for a gain of approximately $199,000 recognized during the fiscal year ended June 30, 2007. At June 30, 2007, the Company’s Deming, New Mexico facility was classified as held for sale and carried in other current assets in the Company’s balance sheet. For a further discussion of the sale of this facility, which closed on July 20, 2007, see Note 15. In addition, included in other non current assets as of June 30, 2008 and 2007, was $2.0 million and $2.8 million, respectively, of defective inventory materials and related validation costs for which the Company is seeking reimbursement from other parties, which is described in Note 10. Other non current assets at June 30, 2007, also included a recovery claim of $1.6 million from two entities related to deferred costs that were subsequently expensed during fiscal 2008; see Note 10 for further discussion.
Deferred income taxes — Deferred income taxes are based on enacted income tax rates in effect on the dates temporary differences between the financial reporting and tax bases of assets and liabilities are expected to reverse. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the enactment date. A valuation allowance of approximately $10 million was established at June 30, 2008 against the Company’s net deferred income tax asset. If future levels of taxable income in the United States are not consistent with our expectations, we may need to increase, or decrease, the valuation allowance. For further discussion on income taxes see Note 7.
Supplemental cash flows information — Supplemental cash and noncash activities for the fiscal years 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Net cash paid (received) during the year for:
Income taxes	$(797,000)	$(214,000)	$1,523,000

Interest (including $11,000 and $60,000 of capitalized interest in fiscal 2008 and 2007)	$1,119,000	$1,105,000	$11,000

Noncash investing and financing transactions:
Goodwill recorded as additional business acquisition cost	$1,057,000	$596,000	$—

Debt assumed or issued in business acquisition	$—	$—	$9,837,000

During the year ended June 30, 2006, the Company financed $19,837,000 of the SMS acquisition purchase price through the execution of long-term bank debt of $10,000,000, the noncash issuance of seller notes of $7,500,000 and the noncash assumption of existing bonds of $2,337,000, as described in Note 13. During the years ended June 30, 2008 and 2007, the Company recorded accounts payable and additional goodwill of $1,057,000 and $596,000, respectively, in recognition of the amounts determined to be earned by the sellers of SMS as contingent purchase consideration, as described in Notes 13 and 14.

Earnings (loss) per share — Basic and diluted earnings (loss) per share were computed based on the following shares outstanding during each of the years ended June 30:

	2008	2007	2006

Weighted average shares outstanding	9,811,507	9,817,972	9,806,099
Effect of dilutive stock options	—	—	38,502

Weighted average diluted shares outstanding	9,811,507	9,817,972	9,844,601

Basic and diluted earnings (loss) per share	$(1.34)	$(0.79)	$0.01

On October 25, 2006, Sparton’s Board of Directors approved a 5% common stock dividend. Eligible shareowners of record on December 27, 2006, received the stock dividend on January 19, 2007. To record the stock dividend, an amount equal to the fair market value of the common stock issued was transferred from retained earnings ($3,989,000) to common stock ($583,000) and capital in excess of par value ($3,404,000), with the balance ($2,000) paid in cash in lieu of fractional shares of stock. All average outstanding shares and per share information were restated in prior years to reflect the impact of the 5% stock dividends declared October 2005 and October 2006.

Due to the Company’s fiscal 2008 and 2007 reported net loss, all 223,385 and 300,303, respectively, of common stock options outstanding were excluded from the computation of diluted earnings per share, as they would be anti-dilutive in each year. There were no anti-dilutive stock options in fiscal 2006.
Research and development expenditures — During fiscal 2008, there were no expenditures for research and development (R&D) not funded by customers. R&D not funded by customers amounted to approximately $303,000 in fiscal 2007 and $882,000 in fiscal 2006. These expenses are included in selling and administrative expenses. Customer funded R&D costs are generally not considered material, are usually part of a larger production agreement, and as such are included in both sales and costs of goods sold.
Foreign currency translation and transactions — For purposes of translating the financial statements of the Company’s Canadian and Vietnamese operations, the U.S. dollar is considered the functional currency. Related translation adjustments, along with gains and losses from foreign currency transactions, are included in current earnings and, in the aggregate, amounted to income of $265,000, $233,000, and $586,000 for the years ended June 30, 2008, 2007 and 2006, respectively.
Common stock repurchases — The Company records common stock repurchases at cost. The excess of cost over par value is first allocated to capital in excess of par value based on the per share amount of capital in excess of par value for all outstanding shares, with the remainder charged to retained earnings. Effective September 14, 2005, the Board of Directors authorized a publicly-announced common share repurchase program for the repurchase, at the discretion of management, of up to $4 million of shares of the Company’s outstanding common stock in open market transactions. For fiscal years ended June 30, 2007 and 2006, 292,744 shares and 39,037 shares were repurchased for cash of approximately $2,524,000 and $363,000, respectively. As of the program’s September 14, 2007 expiration date, repurchased shares totaled 331,781, at a cummulative cost of approximately $2,887,000. The weighted average share prices for each individual month’s activity ranged from $8.43 to $8.75 per share and from $8.38 to $10.18 per share, respectively, for those fiscal years. Included in the fiscal 2007 activity was the repurchase of 199,356 shares for cash of approximately $1,703,000 concurrent with the coordinated exercise in the second quarter of common stock options held by Sparton officers, employees, and directors. Repurchased shares are retired. No shares were repurchased during fiscal 2008.
New accounting standards — In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) requires an acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for Sparton beginning on July 1, 2009 (fiscal 2010) and is applicable only to transactions occuring after that effective date.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 clarifies that a noncontrolling or minority interest in a subsidiary is considered an ownership interest and, accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. SFAS No. 160 is not relevant to the Company at this time, but would become so if the Company were to enter into an applicable transaction by or after the effective date.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement provides reporting entities the one-time election (the “fair value option”) to measure financial instruments and certain other items at fair value. For items for which the fair value option has been elected, unrealized gains and losses are to be reported in earnings at each subsequent reporting date. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Both SFAS No. 159 and SFAS No. 157 are effective for financial statements issued by Sparton for the first interim period of our fiscal year beginning on July 1, 2008. In February 2008, the FASB issued FASB Staff Position (FSP) FAS No. 157-2. This FSP delays the effective date of SFAS No. 157 until fiscal 2010 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. The Company does not expect that the adoption of SFAS No. 159 or 157 will have a significant impact on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement is intended to improve financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of its balance sheet date. Prior accounting standards required an employer to recognize on its balance sheet an asset or liability arising from a defined benefit postretirement plan, which generally differed from the plan’s overfunded or underfunded status. SFAS No. 158 was effective for Sparton’s fiscal year ended June 30, 2007, except for the change in the measurement date which is effective for Sparton’s fiscal year ending June 30, 2009. An increase in accumulated other comprehensive loss reflecting the amount equal to the difference between the previously recorded pension asset and the current funded status (adjusted for income taxes) as of June 30, 2007, the implementation date, was initially recorded by the Company. The resulting decrease to shareowners’ equity on that date totaled approximately $1,989,000 (net of tax benefit of $1,025,000). See Notes 2 and 6 of this report for further information and the fiscal 2008 effects.
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48), an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN No. 48 seeks to reduce the significant diversity in practice associated with financial statement recognition and measurement in accounting for income taxes and prescribes a recognition threshold and measurement attribute for disclosure of tax positions taken or expected to be taken on an income tax return. In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (FIN 48-1). FIN 48-1 amends FASB Interpretation No. 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The interpretation was effective upon initial adoption of FIN No. 48. The Company implemented FIN No. 48 on July 1, 2007, and accordingly analyzed its filing positions in the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The adoption of FIN No. 48, and the succeeding amendment FIN 48-1, had no significant impact on the Company’s consolidated financial statements.
2. COMPREHENSIVE INCOME (LOSS) — Comprehensive income (loss) includes net income (loss) as well as unrealized gains and losses, net of tax, on investment securities owned and investment securities held by an investee accounted for by the equity method, as well as certain changes (that began in fiscal 2008) in the funded status of the Company’s pension plan, which are excluded from operating results. Unrealized investment and actuarial gains and losses and certain changes in the funded status of the pension plan, net of tax, are excluded from net income (loss), but are reflected as a direct charge or credit to shareowners’ equity. Comprehensive income (loss) and the related components, net of tax, are disclosed in the accompanying consolidated statements of shareowners’ equity for each of the years ended June 30, 2008, 2007, and 2006, and are summarized as follows:

	2008	2007	2006

Net income (loss)	$(13,138,000)	$(7,769,000)	$98,000
Other comprehensive income (loss), net of tax
Investment securities owned	—	284,000	(193,000)
Investment securities held by investee accounted for by the equity method	—	(19,000)	(28,000)
Pension experience loss	(2,817,000)	—	—
Amortization of unrecognized pension costs	159,000	—	—

	(2,658,000)	265,000	(221,000)

Comprehensive income (loss)	$(15,796,000)	$(7,504,000)	$(123,000)

At June 30, 2008 and June 30, 2007, shareowners’ equity reported on the consolidated balance sheets includes accumulated other comprehensive loss, net of tax, which consists solely of the sum of the unrecognized prior service cost and net actuarial loss of the Company’s defined benefit pension plan as follows:

	2008	2007

Net actuarial loss	$4,265,000	$1,649,000
Prior service cost	382,000	340,000

	$4,647,000	$1,989,000

During fiscal 2008, the pension plan sustained an adverse experience loss, principally due to a significant decline in the plan assets’ investment return compared to the amount previously assumed. In addition, lump-sum distributions made during the year further reduced the fair value of plan assets at the measurement date.
3. INVESTMENT SECURITIES — The Company liquidated its investment securities portfolio during the fiscal year ended June 30, 2007. For the years ended June 30, 2007 and 2006, the Company had purchases of investment securities totaling $0 and $7,536,000, and proceeds from investment securities sales totaling $15,619,000 and $8,153,000, respectively. Gross realized gains and losses from sales of investment securities in fiscal 2007 amounted to $9,000 and $254,000, respectively. Gross realized gains and losses from sales of investment securities in fiscal 2006 amounted to $30,000 and $110,000, respectively.
At June 30, 2006, the Company had a net unrealized loss of $417,000 on its investment securities portfolio. On that date, the net after-tax effect of that loss was $284,000, which was included in accumulated other comprehensive loss within shareowners’ equity. There were no unrealized gains or losses related to investment securities as of June 30, 2008 or 2007.
In June 1999, the Company purchased a 14% interest (12% on a fully diluted basis) in Cybernet for $3,000,000, which included a seat on Cybernet’s three member Board of Directors. Cybernet is a developer of hardware, software, next-generation network computing, and robotics products. It is located in Ann Arbor, Michigan. The investment is accounted for under the equity method and is included in other assets and in goodwill on the balance sheet. At June 30, 2008 and 2007, the Company’s investment in Cybernet amounted to $1,975,000 and $2,248,000, respectively, representing its equity interest in Cybernet’s net assets plus $770,000 of goodwill. The Company believes that the equity method is appropriate given Sparton’s level of involvement in Cybernet. The use of the equity method requires Sparton to record its share of Cybernet’s income or loss in earnings (“Equity income/loss in investment”) in Sparton’s statements of income with a corresponding increase or decrease in the investment account (“Other non current assets”) in Sparton’s balance sheets. In addition, Sparton’s share of any unrealized gains (losses) on available-for-sale securities held by Cybernet is carried in accumulated other comprehensive income (loss) within the shareowners’ equity section of Sparton’s balance sheets. The unrealized losses on available-for-sale securities at June 30, 2007 and 2006 reflect Cybernet’s investment in Immersion Corporation, a publicly traded company, as well as other investments. There were no unrealized gains or losses at June 30, 2008, as Cybernet liquidated these investments during fiscal 2007.
4. LONG-TERM CONTRACTS — Government contracts allow Sparton to submit for reimbursement progress billings, which are against inventory purchased by the Company for the contract, throughout the performance of the job. Inventories include costs of approximately $6,378,000 and $16,439,000 at June 30, 2008 and 2007, respectively, related to long-term contracts, reduced by progress billings of approximately $794,000 and $8,592,000, respectively, submitted to the U.S. government.
5. COMMON STOCK OPTIONS — As of July 1, 2005, SFAS No. 123(R), Share-Based Payment, became effective for the Company. Under SFAS No. 123(R), compensation expense is recognized in the Company’s financial statements. Share-based compensation cost is measured on the grant date, based on the fair value of the award calculated at that date, and is recognized over the employee’s requisite service period, which generally is the options’ vesting period. Fair value is calculated using the Black-Scholes option pricing model.
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

Employee stock options, which are granted by the Company pursuant to this plan, which was last amended and restated on October 24, 2001, are structured to qualify as “incentive stock options” (ISOs). Stock options granted to non-employee directors are non-qualified stock options (NQSO’s). Under current federal income tax regulations, the Company does not receive a tax deduction for the issuance, exercise or disposition of ISOs if the employee meets certain holding period requirements. If the employee does not meet the holding period requirement a disqualifying disposition occurs, at which time the Company can receive a tax deduction. The Company does not record tax benefits related to ISOs unless and until a disqualifying disposition occurs. In the event of a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense. In accordance with SFAS No. 123(R), excess tax benefits (where the tax deduction exceeds the recorded compensation expense) are credited to “capital in excess of par value” in the consolidated statement of shareowners’ equity and tax benefit deficiencies (where the recorded compensation expense exceeds the tax deduction) are charged to “capital in excess of par value” to the extent previous excess tax benefits exist.
The following table presents share-based compensation expense and related components for the fiscal years ended June 30, 2008, 2007, and 2006, respectively:

	2008	2007	2006

Share-based compensation expense	$176,000	$228,000	$344,000

Related tax benefit	—	$27,000	$5,000
As of June 30, 2008, unrecognized compensation costs related to nonvested awards amounted to $208,000 and will be recognized over a remaining weighted average period of approximately 1.19 years.
In general, the Company’s policy is to issue new shares upon the exercise of stock options. A summary of option activity under the Company’s stock option plan for each of the years ended June 30, 2008, 2007 and 2006 is presented below. The intrinsic value of a stock option reflects the difference between the market price of the share under option at the measurement date (i.e., date of exercise or date outstanding in the table below) and its exercise price. Stock options are excluded from this calculation if their exercise price is above the stock price of the share under option at the measurement date. The aggregate intrinsic value of options outstanding, which includes options exercisable, at June 30, 2008, was $0, as all options, both outstanding and exercisable, had an exercise price above the market price of the share under option at that date. The exercise price of stock options outstanding at June 30, 2008, ranged from $6.52 to $8.57. All options presented have been adjusted to reflect the impact of all 5% common stock dividends declared. No options were granted in fiscal 2008 or 2006.

			Weighted
		Weighted	Average Remaining
	Total Shares	Average	Contractual	Aggregate
	Under Option	Exercise Price	Term (years)	Intrinsic Value
Outstanding at July 1, 2005	744,454	$6.05	3.75
Granted	—	—
Exercised	(167,953)	$4.28		$820,000
Forfeited or expired	(33,577)	$6.48

Outstanding at June 30, 2006	542,924	$6.69	3.59	$817,000

Granted	26,250	$8.48
Exercised	(250,156)	$5.73		$645,000
Forfeited or expired	(18,715)	$6.22

Outstanding at June 30, 2007	300,303	$7.82	5.74	$66,000

Granted	—
Exercised	—
Forfeited or expired	(76,918)	$6.66

Outstanding at June 30, 2008	223,385	$8.22	6.65	—

The weighted average exercise price and the grant date average fair value, calculated using the Black-Scholes model, are reflected in the table below.

	Exercisable options			Nonvested options
	Number	Wtd. Avg.	Grant Date	Number	Wtd. Avg.	Grant Date
Options Outstanding at:	of Shares	Exercise Price	Avg. Fair Value (1)	of Shares	Exercise Price	Avg. Fair Value(1)
June 30, 2006	387,152	$6.10	$3.96	155,772	$8.12	$4.30
June 30, 2007	194,166	$7.43	$4.19	106,137	$8.55	$4.90
June 30, 2008	164,146	$8.11	$4.72	59,239	$8.54	$4.86

Shares remaining
available for grant
As of June 30, 2006	172,708
As of June 30, 2007	193,688
As of June 30, 2008	270,606
Under SFAS No. 123(R), fair value was estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions for the options granted during the years ended June 30:

	2008	2007 (1)	2006
Expected option life	—	10 yrs	—
Expected volatility	—	32.2%	—
Risk-free interest rate	—	4.7%	—
Cash dividend yield	—	0.0%	—
Weighted average grant date fair value	—	$4.75	—

(1)	Black-Scholes assumptions information: Expected life is the time until expiration of the options, which is consistent with the timing of the exercise of options historically experienced by the Company. The expected volatility is based on a 10-year look-back of average stock prices which is consistent with the current exercise life of options awarded. Risk free interest rate is based upon the yield on 10-year treasury notes. Cash dividend yield has been set at zero, as the Company has not historically declared or paid cash dividends on a regularly scheduled basis. Grant date average fair value and weighted average grant date fair value have not been adjusted for stock dividends previously distributed.
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
The Company’s investment policy is based on a review of the actuarial and funding characteristics of the plan. Capital market risk and return opportunities are also considered. The investment policy’s primary objective is to achieve a long-term rate of return consistent with the actuarially determined requirements of the plan, as well as maintaining an asset level sufficient to meet the plan’s benefit obligations. A target allocation range between asset categories has been established to enable flexibility in investment, allowing for a better alignment between the long-term nature of pension plan liabilities, invested assets, and current and anticipated market returns on those assets. The weighted average expected long-term rate of return is based on a fiscal fourth quarter 2008 review of such rates.
Below is a summary of pension plan asset allocations, along with expected long-term rates of return as of June 30, 2008, by asset category. Equity securities include 381,259 shares and 407,259 shares of Sparton common stock valued at $1,601,000 and $2,932,000 at June 30, 2008 and 2007, respectively, which represents 37% and 44% of the total investment in equity securities at those dates.

	Weighted Average Allocation			Weighted Average Expected
	for the year ended June 30			Long-term Rate of Return
	Target	Actual		as of June 30, 2008
Asset Category:	2008	2008	2007

Equity securities	40-70%	50%	59%	9.1%
Fixed income (debt) securities	30-60%	45%	39%	5.3%
Cash and cash equivalents	0-10%	5%	2%	4.4%

		100%	100%

The weighted average assumptions used to determine benefit obligations and net periodic benefit cost for fiscal 2008, 2007 and 2006 were as follows:

	Benefit Obligation			Benefit Cost
	2008	2007	2006	2008	2007	2006
Discount rate	6.50%	6.00%	6.00%	6.00%	6.00%	5.75%
Expected return on plan assets	7.50	7.50	7.50	7.50	7.50	7.50
Rate of compensation increase	4.00	4.25	4.25	4.25	4.25	4.50
Net periodic pension expense of $639,000, $497,000, and $548,000 was recognized in fiscal 2008, 2007 and 2006, respectively. During fiscal 2007, an additional $922,000 settlement loss was recognized in connection with lump-sum benefit distributions. These lump-sum distributions were made over the last several years. The total adjustment of $922,000 was recorded in fiscal 2007. The amount related to years prior to fiscal 2007 was immaterial to the financial results of each of the years affected. Substantially all plan participants elect to receive their retirement benefit payments in the form of lump-sum settlements. Pro rata settlement losses, which can occasionally occur as a result of these lump-sum payments, are recognized only in years when the total of such settlement payments exceed the sum of the service and interest cost components of net periodic pension expense. No settlement expense was recorded in fiscal 2008 as lump-sum payments did not exceed the sum of service and interest costs for the year. The components of net periodic pension expense for each of these fiscal years were as follows:

	2008	2007	2006

Net periodic pension expense:
Service cost	$538,000	$493,000	$514,000
Interest cost	607,000	633,000	650,000
Expected return on plan assets	(746,000)	(867,000)	(907,000)
Amortization of prior service cost	102,000	101,000	97,000
Amortization of unrecognized net actuarial loss	138,000	137,000	194,000

Net periodic pension expense	639,000	497,000	548,000
Pro rata recognition of lump sum settlements	—	922,000	—

Total periodic pension expense	$639,000	$1,419,000	$548,000

The following tables summarize the changes in benefit obligations, plan assets and funded status of the plan at March 31, 2008 and 2007 (measurement dates).

	2008	2007

Change in prepaid benefit cost:
Prepaid benefit cost at fiscal year beginning July 1	$3,002,000	$4,421,000
Net periodic cost for fiscal year	(639,000)	(497,000)
Pro rata recognition of lump sum settlements	—	(922,000)
Employer contributions to plan	79,000	—

Prepaid benefit cost at fiscal year end on June 30	$2,442,000	$3,002,000

Change in projected benefit obligation:
Projected benefit obligation at prior measurement date	$11,481,000	$11,794,000
Service cost	538,000	493,000
Interest cost	607,000	633,000
Actuarial gains	(121,000)	(22,000)
Benefits paid	(1,006,000)	(1,417,000)

Projected benefit obligation at current measurement date	$11,499,000	$11,481,000

	2008	2007

Change in plan assets:
Fair value of plan assets at prior measurement date	$11,469,000	$12,759,000
Employer contributions	79,000	—
Actual return on plan assets	(1,607,000)	127,000
Benefits paid	(1,006,000)	(1,417,000)

Fair value of plan assets at current measurement date	$8,935,000	$11,469,000

Reconciliation of funded status to amounts reported on balance sheets:
Projected benefit obligation	$(11,499,000)	$(11,481,000)
Fair value of plan assets	8,935,000	11,469,000

Funded status — net balance sheet liability, non current	$(2,564,000)	$(12,000)

Net balance sheet asset (liability) at end of prior year	$(12,000)	$965,000
Amount recognized in accumulated other comprehensive loss at end of prior year, pre-tax	3,014,000	3,456,000

Prepaid benefit cost (before adjustment) at end of prior year	3,002,000	4,421,000
Net periodic cost for fiscal year	(639,000)	(497,000)
Pro rata recognition of lump-sum settlements	—	(922,000)
Employer contributions to plan	79,000	—

Prepaid benefit cost (before adjustment) at end of prior year	2,442,000	3,002,000
Amount recognized in accumulated other comprehensive loss at end of current year, pre-tax	(5,006,000)	(3,014,000)

Net balance sheet liability at end of year, non current	$(2,564,000)	$(12,000)

The incremental effects of applying SFAS No. 158 on individual line items on Sparton’s balance sheet at June 30, 2007 were as follows:

		SFAS No. 158
	Before	adoption adjustments -	After
	application	unrecognized	application
	of	actuarial loss and	of
	SFAS No. 158	prior service cost	SFAS No. 158
Prepaid pension asset (accrued pension liability)	$3,002,000	$(3,014,000)	$(12,000)

Accumulated other comprehensive loss, pre-tax	$—	$(3,014,000)	$(3,014,000)
Related deferred income tax benefit	—	1,025,000	1,025,000

Accumulated other comprehensive loss, net of tax	$—	$(1,989,000)	$(1,989,000)

Deferred income tax asset — non current at June 30, 2007	$3,605,000	$1,025,000	$4,630,000

The amounts recognized in accumulated other comprehensive loss at June 30, 2007 consisted of the adjustment to initially apply SFAS No. 158 at that date in the amount of $3,014,000, less the related deferred tax benefit of $1,025,000, for a net of tax result of $1,989,000 as a reduction of shareowners’ equity. During fiscal 2008 the adjustment for unrecognized actuarial loss and prior service cost on a pre-tax basis totaled $240,000, which consisted of amortization of net prior service cost of $102,000 and amortization of net actuarial loss of $138,000, pursuant to the Company’s historical accounting policy for amortizing such amounts. In addition, during fiscal 2008 the plan incurred an experience loss of $2,233,000. After tax, these amounts resulted in a net increase to accumulated other comprehensive loss of $2,658,000, as of June 30, 2008.
The estimated amounts that will be amortized from accumulated other comprehensive loss, pre-tax, into net periodic pension cost in fiscal 2009 total $423,000, consisting of unrecognized actuarial loss of $321,000 and prior service cost of $102,000.
Expected benefit payments for the defined benefit plan for the next ten fiscal years are as follows: 2009 — $1,594,000; 2010 — $1,348,000; 2011 — $1,301,000; 2012 — $1,171,000; 2013 — $1,026,000; 2014 — 2018 (in aggregate) - $5,082,000. The accumulated benefit obligation for the defined benefit plan was $10,991,000 and $10,837,000 at June 30, 2008 and 2007, respectively. A pension contribution in the amount of $79,000 was made during the third quarter of fiscal 2008. No cash contributions to the plan was required or paid in fiscal 2007 due to its funded status. Pension contributions anticipated to be required to be made are as follows: 2009 — $0; 2010 — $1,490,000; 2011 — $865,000; 2012 — $870,000; 2013 — $890,000; 2014 — $880,000.

Defined Contribution Plans
Effective with the April 1, 2000, change in the defined benefit plan, the Company expanded an existing defined contribution plan to cover all U.S. based operating subsidiaries. Through December 31, 2001, the Company matched 50 percent of participants’ basic contributions of up to 5 percent of their wages, with the matching contribution consisting of cash. As of January 1, 2002, the matching contribution was increased to 50 percent of participants’ basic contributions of up to 6 percent of their wages, with the matching cash contributions directed to be invested in Sparton common stock. During the fiscal years ended 2007 and 2006, approximately 85,000 and 79,000 shares of Sparton common stock, respectively, were purchased by the plan, through the public markets by the trustee, using employer cash contributions. As of June 30, 2008, approximately 325,000 shares of Sparton common stock were held in the 401(k) plan. Prior to July 1, 2007, employer contributions were directed to the investment of Sparton common stock, which investment could not be redirected. No employee contributions could be invested in such shares. As of July 1, 2007, a participant’s investment in Sparton common stock may be directed, at the participant’s election and subject to certain limitations, to other available investment options. Also effective July 1, 2007, at the election of the participant, both employee and employer contributions may be invested in any of the available investment options under the plan, which election options now include Sparton common stock. However, an employee’s total investment in Sparton common stock is subject to a 20% limitation of the total value of the participant’s account. Amounts expensed under the plan were approximately $814,000, $704,000 and $769,000 for the years ended June 30, 2008, 2007 and 2006, respectively. As of June 30, 2008, plan assets totaled $18,893,000.
Canadian based salaried employees participate in a profit sharing program whereby the Company pays the greater of a) 8% of the net profits of the Canadian facility before taxes, but not greater than 8% of the total earnings of the members of the plan or b) 1% of the earnings of the participants in the plan. Canadian based hourly employees participate in a collectively bargained pension plan whereby the Company contributes $0.45 per hour, up to 2,080 hours annually, for each employee. For fiscal 2008, 2007 and 2006, the Company expensed approximately $299,000, $66,000 and $142,000, respectively, under the two plans.
Prior to July 1, 2007, Sparton Medical Systems, Inc., the Company’s acquired subsidiary, maintained a separate defined contribution plan, to which no matching contributions were made by Sparton. Therefore, during fiscal 2007, no expense was incurred by the Company under this plan. As of July 1, 2007, employees of Sparton Medical Systems, Inc. were covered under, and participated in, both Sparton’s existing defined contribution plan as well as the defined benefit plan.
7. INCOME TAXES -
Income (loss) before income taxes by country consists of the following amounts:

	2008	2007	2006

United States	$(10,281,000)	$(12,198,000)	$(545,000)
Canada	2,286,000	107,000	591,000
Vietnam	58,000	(285,000)	(341,000)

	$(7,937,000)	$(12,376,000)	$(295,000)

The provision (credit) for income taxes consists of the following components:

	2008	2007	2006

Current:
United States	$—	$(199,000)	$—
Canada	143,000	—	—
State and local	(59,000)	(416,000)	(10,000)

	84,000	(615,000)	(10,000)

Deferred:
United States	5,965,000	(3,992,000)	(383,000)
Canada	(848,000)	—	—

	5,117,000	(3,992,000)	(383,000)

	$5,201,000	$(4,607,000)	$(393,000)

The consolidated effective income tax (credit) rate differs from the statutory U.S. federal tax rate for the following reasons and by the following percentages:

	2008	2007	2006

Statutory U.S. federal income tax (credit) rate	(34.0)%	(34.0)%	(34.0)%
Significant increases (reductions) resulting from:
Valuation allowance	120.6	—	—
Canadian tax benefits	(20.8)	(0.5)	(75.3)
Foreign (income) loss with no tax (expense) benefit	(0.3)	0.8	39.4
Tax benefit of foreign sales	—	—	(63.5)
Tax exempt income	—	(0.2)	(30.9)
State and local income taxes, net of federal benefit	(0.9)	(2.2)	(3.4)
Other	0.9	(1.1)	34.5

Effective income tax (credit) rate	65.5%	(37.2)%	(133.2)%

Significant components of deferred income tax assets and liabilities at June 30, 2008 and 2007, are as follows:

	2008	2007

Deferred tax assets:
U.S. net operating loss carryovers	$6,979,000	$3,413,000
Environmental remediation	1,897,000	2,039,000
Inventories	820,000	1,072,000
Employment and compensation accruals	684,000	654,000
State tax carryovers	515,000	426,000
Canadian tax benefits	848,000	301,000
Equity investment	349,000	256,000
AMT credit carryovers	218,000	218,000
SFAS No. 158 pension asset	1,702,000	1,021,000
Other	423,000	282,000

Gross deferred tax assets	14,435,000	9,682,000
Less valuation allowance	(10,884,000)	(542,000)

Total deferred tax assets	3,551,000	9,140,000

Deferred tax liabilities:
Property, plant and equipment	649,000	778,000
Pension costs	830,000	1,021,000
Goodwill and other intangibles	700,000	357,000
Other	75,000	67,000

Gross deferred tax liabilities	2,254,000	2,223,000

Net deferred tax assets	$1,297,000	$6,917,000

Net deferred income tax assets are included in the balance sheets at June 30, 2008 and 2007, as follows:

	2008	2007

U.S. net deferred income tax assets, current	$252,000	$2,287,000
U.S. net deferred income tax assets, non current	197,000	4,630,000
Canadian net deferred income tax assets, non current	848,000	—

	$1,297,000	$6,917,000

For U.S. income tax purposes, approximately $20,526,000 of net operating loss carryovers are available to offset future Federal taxable income as of June 30, 2008, of which $10,752,000 and $9,774,000 expire in 2028 and 2027, respectively. In addition, alternative minimum tax (AMT) credit carryovers of approximately $218,000 are available for U.S. income tax purposes, with an unlimited carryforward period. For state income tax purposes, the Company also has approximately $10,508,000 of net operating loss carryovers, of which $1,485,000 expires in 2012, $1,166,000 expires in 2013, $4,011,000 expires in 2027, and $3,846,000 expires in 2028. While management believes that realization of the deferred tax assets related to these net operating loss and credit carryovers and other net temporary differences is possible, a total valuation allowance of $10,884,000 has been established as of June 30, 2008, against the $14,435,000 available. For financial reporting purposes, valuation allowances related to contribution carryovers and stock options in the amounts of $15,000 and $182,000, respectively, have also been established as of June 30, 2008 and are included within the total valuation allowance figure. The Company recorded a valuation allowance against its net deferred tax asset leaving a balance based on what the

Company believes to be realizable. In making such decision the Company considered all available positive and negative evidence, including future reversals of taxable temporary differences, projected future taxable income, tax planning strategies and recent financial results. The excess tax benefit in the amount of $182,000 related to stock options reporting will be credited to “capital in excess of par value” in the year that the net operating loss carryovers are fully utilized.
In prior years a valuation allowance was established for the deferred tax asset related to available Canadian tax carryovers. The Company generated taxable profits during fiscal 2008 which will be offset by the allowed carryovers. The deferred tax asset and corresponding valuation allowance related to the Canadian tax carryovers were reduced to zero as of June 30, 2008.
Undistributed earnings of our non-U.S. subsidiaries amounted to approximately $2.4 million at June 30, 2008. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state deferred income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes and withholding taxes payable in various non-U.S. jurisdictions, which could potentially be offset by foreign tax credits. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.
The Company’s operations in Vietnam are subject to a four-year tax holiday, from the time the entity begins to generate taxable income, with the possible extension to an eight-year tax holiday. The Company’s Vietnamese operations resulted in taxable income of $58,000 for fiscal 2008. Due to the Vietnam tax holiday associated with this facility, no tax benefit is available to be recognized.
The adoption of FIN No. 48, and the succeeding amendment FIN 48-1, previously discussed in Note 1, had no significant impact on the Company’s consolidated financial statements. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Sparton’s evaluation was performed for the fiscal years 2004 through 2008, the years which remain subject to examination by major tax jurisdictions as of June 30, 2008. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. It is possible that the Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Any assessment for interest and/or penalties would be classified in the financial statements as selling and administrative expenses. The Company does not have any amounts accrued for interest and penalties at June 30, 2008, and is not aware of any claims for such amounts by federal or state taxing authorities.
On July 12, 2007 the State of Michigan enacted the Michigan Business Tax (MBT) as a replacement for the Single Business Tax (SBT), which expired December 31, 2007. The MBT took effect on January 1, 2008 and is comprised of two components: an income tax and a modified gross receipts tax. The two components of the MBT are considered income taxes subject to the accounting provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109). In September 2007, an amendment to the Michigan Business Tax Act was also signed into law establishing a deduction to the business income tax base if temporary differences associated with certain assets result in a net deferred tax liability as of December 31, 2007. This future deduction will not exceed the amount necessary to offset the net deferred tax liability assessed at December 31, 2007. In accordance with SFAS No. 109, deferred tax assets and liabilities are required to be adjusted for the effect of a change in tax law or rates with the effect included in the income in the period that includes the enactment date. The Company has evaluated this change on its deferred income tax accounts and has determined the impact to be immaterial.
8. LEASES — The Company leases a substantial portion of its production machinery and data processing equipment. Such leases, some of which are noncancelable and in many cases include purchase or renewal options, expire at various dates. Generally, the Company is responsible for maintenance, insurance and taxes relating to these leased assets. Rent expense under agreements accounted for as operating leases was $5,614,000 in fiscal 2008, $5,730,000 in fiscal 2007 and $4,972,000 in fiscal 2006. At June 30, 2008, future minimum lease payments for all noncancelable operating leases totaled $9,160,000, and are payable as follows: 2009 — $4,387,000; 2010 — $2,553,000; 2011 — $1,288,000; 2012 — $809,000; 2013 — $123,000. The Company does not have any capital leases. All leases are accounted for as operating leases, generally for the use of machinery and equipment, with monthly payments over a fixed term in equal, non-escalating amounts.
9. BORROWINGS
Short-term debt maturities and line of credit — Short-term debt as of June 30, 2008, includes the current portion of long-term bank loan debt of $2,000,000, the current portion of long-term notes payable debt of $1,923,000, and the current portion of Industrial Revenue bonds of $107,000. Both the bank loan and the notes payable were incurred as a result of the Company’s purchase of SMS in May 2006, and are due and payable in equal installments over the next several years as further discussed below. The Industrial Revenue bonds were assumed at the time of SMS’s purchase and were previously incurred by Astro Instrumentation, LLC.
The Company also has available a $20,000,000 revolving line-of-credit facility provided by National City Bank to support working capital needs and other general corporate purposes, which is secured by substantially all assets of the Company. This line of credit expires in January 2009 and bears interest at the variable rate of a base rate determined by reference to a specified index plus 300 basis points, which as of June 30, 2008 equaled an effective rate of 5.48% (6.82% as of June 30, 2007). This line of credit is anticipated to be renewed during fiscal 2009. As a condition of this line of credit, the Company is subject to compliance with certain customary covenants. The Company met these requirements at June 30, 2008. As of June 30, 2008 and 2007, there was $13.5 million and $1.0 million drawn against this credit facility, respectively. Interest accrued on those borrowings amounted to approximately $16,000 and $1,000 as of June 30, 2008 and 2007, respectively.
Long-term debt — Long-term debt, all of which arose in conjunction with the SMS acquisition, consists of the following obligations as of June 30, 2008 and 2007, respectively:

	2008	2007
Industrial revenue bonds, face value	$2,266,000	$2,376,000
Less unamortized purchase discount	131,000	141,000

Industrial revenue bonds, carrying value	2,135,000	2,235,000
Bank term loan	6,000,000	8,000,000
Notes payable	3,953,000	5,776,000

Total long-term debt	12,088,000	16,011,000
Less current portion	4,030,000	3,922,000

Long-term debt, net of current portion	$8,058,000	$12,089,000

The bank term loan, provided by National City Bank, with an initial principal of $10 million is being repaid over five years, with quarterly principal payments of $500,000 which commenced on September 1, 2006. This loan bears interest at the variable rate of a base rate determined by reference to a specified index plus 300 basis points, with interest calculated and payable quarterly along with the principal payment. As of June 30, 2008, this interest rate equaled 5.48%, with accrued interest of $25,000, compared to $41,000 at June 30, 2007. As a condition of this bank term loan, the Company is subject to compliance with certain customary covenants. The Company met these requirements at June 30, 2008. This debt is secured by substantially all assets of the Company. Proceeds from the sale of the Albuquerque facility have been assigned to National City Bank to be used to pay down this bank term debt, with the excess, if any, to be returned to the Company for other uses.
Two notes payable with initial principal of $3,750,000 each, totaling $7.5 million, are payable to the sellers of Astro Instrumentation, LLC, now operated under Sparton Medical Systems, Inc. (SMS). These notes are to be repaid over four years, in aggregate semi-annual payments of principal and interest in the combined amount of $1,057,000 on June 1 and December 1 of each year. Payments commenced on December 1, 2006. These notes each bear interest at 5.5% per annum. The notes are proportionately secured by the stock of Astro. As of June 30, 2008 and 2007, there was interest accrued on these notes in the amount of $18,000 and $26,000, respectively.
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
Scheduled principal maturities for each of the five years succeeding June 30, 2008 and thereafter, are summarized as follows:

		Amortization of	Carrying	Stated Semi-Annual
Year ended June 30	Face Amount	Purchase Discount	Value	Interest Rate
2009	$116,000	$9,000	$107,000	5.00%
2010	121,000	10,000	111,000	5.00%
2011	130,000	9,000	121,000	5.00%
2012	136,000	10,000	126,000	5.00%
2013	140,000	9,000	131,000	5.00%
2014 - 2015	302,000	19,000	283,000	5.00%
2016 - 2022	1,321,000	65,000	1,256,000	5.45%

	$2,266,000	$131,000	$2,135,000

The bonds carry certain sinking fund requirements generally obligating the Company to deposit funds into a sinking fund. The sinking fund requires the Company to make monthly deposits of one twelfth of the annual obligation plus accrued interest. The purchase discount is being amortized ratably over the remaining term of the bonds. Amortization expense for the fiscal years ended June 30, 2008 and 2007 were approximately $10,000 and $9,000, respectively. The Company also has an irrevocable letter of credit in the amount of $284,000, which is renewable annually, to secure repayment of a portion of the bonds.
Scheduled aggregate principal maturities of all long-term debt for each of the five years succeeding June 30, 2008 and thereafter, is presented below:

	Total	2009	2010	2011	2012	2013	Thereafter

Maturities	$12,088,000	$4,030,000	$4,141,000	$2,121,000	$126,000	$131,000	$1,539,000
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
At June 30, 2008, Sparton has accrued $5,581,000 as its best estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which $442,000 is classified as a current liability and included on the balance sheet in other accrued liabilities. The Company’s minimum cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements.
Factors which cause uncertainties in the Company’s environmental cost estimates include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be significantly affected by the impact of changes associated with the ultimate resolution of this contingency. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. It is possible that cash flows and results of operations could be materially affected by the impact of the ultimate resolution of this contingency.
In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (DOE) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtain some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8,400,000 incurred from the date of settlement.
In 1995, Sparton Corporation and Sparton Technology Inc. (STI), a subsidiary of Sparton Corporation, filed a Complaint in the Circuit Court of Cook County, Illinois, against Lumbermens Mutual Casualty Company and American Manufacturers Mutual Insurance Company demanding reimbursement of expenses incurred in connection with its remediation efforts at the Coors Road facility based on various primary and excess comprehensive general liability policies in effect between 1959 and 1975. In June 2005, Sparton reached an agreement with the insurers under which Sparton received $5,455,000 in cash in July 2005. This agreement reflects a recovery of a portion of past costs the Company incurred in its investigation and site remediation efforts, which began in 1983, and was recorded as income in June of fiscal 2005. In October 2006, an additional one-time recovery of $225,000 was reached with an additional insurance carrier, which was recognized as income in the second quarter of fiscal 2007. The Company continues to pursue an additional recovery from one remaining excess carrier. The probability and amount of recovery are uncertain at this time and no receivable has been recorded.
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
At the conclusion of the jury trial in November of 2005, STI was awarded damages in an amount in excess of the unreimbursed costs. The defendants were denied relief on their counterclaim. As of June 30, 2007, $1.6 million of the deferred costs incurred by the Company were included in other non current assets on the Company’s balance sheet. NRTC filed an appeal of the judgment with the U.S. Court of Appeals for the Sixth Circuit and on September 21, 2007 that court issued its opinion vacating the judgment in favor of Sparton and affirming the denial of relief on NRTC’s counterclaim. Sparton filed a Petition for Certiorari with the U.S. Supreme Court and a Motion for Judgment as a Matter of Law and/or New Trial with the trial court, both of which were denied by the respective courts. As a result of vacating the judgment in Sparton’s favor by the U.S. Court of Appeals for the Sixth Circuit, Sparton expensed the previously deferred costs of $1.6 million as costs of goods sold, which was reflected in the fiscal 2008 financial results reported during the quarter ended September 30, 2007.
The Company has pending an action before the U.S. Court of Federal Claims to recover damages arising out of an alleged infringement by the U.S. Navy of certain patents held by Sparton and used in the production of sonobuoys. The case was dismissed on summary judgment; however, the decision of the Court of Claims was reversed by the Court of Appeals for the Federal Circuit. A trial of the matter was conducted by the court in April and May of 2008 and no decision has been rendered by the court. The likelihood that the claim will be resolved and the extent of any recovery in favor of the Company is unknown at this time and no receivable has been recorded.
Product Issues
Some of the printed circuit boards supplied to the Company for its aerospace sales were discovered in fiscal 2005 to be nonconforming and defective. The defect occurred during production at the raw board supplier’s facility, prior to shipment to Sparton for further processing. The Company and our customer, who received the defective boards, have contained the defective boards. While investigations are underway, $2.0 million and $2.8 million of related product and associated incurred costs have been deferred and classified in Sparton’s balance sheet within other non current assets as of June 30, 2008 and 2007, respectively. The change between fiscal 2008 and 2007 is a result of a $0.8 million reserve established as of June 30, 2008.
In August 2005, Sparton Electronics Florida, Inc. filed an action in U.S. District Court of Florida against Electropac Co., Inc. and a related party (the raw board manufacturer) to recover these costs. A trial in the matter started in August 2008, and the trial court has issued an interim ruling favorable to Sparton, however at an amount less than the previously deferred $2.8 million. Court ordered mediation was conducted following the court’s ruling and a potential settlement of the claim is pending, subject to the successful completion of due diligence. No loss contingency, other than the $0.8 million reserve described above, has been established at June 30, 2008, as we expect to collect the remaining $2.0 million in full. Should the mediation, or subsequent court ruling, ultimately be decided less favorably to Sparton, or if the defendants are unable to pay the ultimate judgment, our before-tax operating results at that time could be adversely affected by up to $2.0 million.
11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) — The following unaudited information presents selected financial performance measures by quarter for each of the years ended June 30, 2008 and 2007, respectively:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales
2008	$58,851,863	$54,950,927	$58,138,830	$57,864,363
2007	$48,316,771	$53,056,457	$47,725,992	$50,986,632
Gross profit
2008	$1,615,546	$3,664,329	$4,552,795	$1,682,129
2007	$740,766	$3,469,189	$695,868	$1,051,194
Profit (loss) before tax
2008	$(1,973,772)	$(1,676,840)	$(921,208)	$(3,365,472)
2007	$(3,623,143)	$(1,499,581)	$(3,769,558)	$(3,483,345)
Net income (loss)
2008	$(1,420,772)	$(1,864,840)	$633,792	$(10,486,472)
2007	$(2,464,143)	$(1,377,581)	$(2,293,558)	$(1,633,345)
Earnings (loss) per share — basic and diluted
2008	$(0.14)	$(0.19)	$0.06	$(1.07)
2007	$(0.25)	$(0.14)	$(0.23)	$(0.17)

A reserve of $800,000 was established against other deferred assets during the fourth quarter of fiscal 2008. For a further discussion of this legal claim see Note 10. Net income decreased by $4,917,000 and increased by $551,000 in the fourth quarter of fiscal 2008 and 2007, respectively, due to the change in expected effective tax rate (benefit) to 65.5% and (37%), respectively. The tax rate used in the prior quarters of fiscal 2008 and 2007 was based on anticipated financial results which did not materialize. The final tax provision calculations greatly affected the final tax expense (benefit) in the fourth quarters of these fiscal years in a manner not previously anticipated. For further discussion on Sparton’s effective tax rate, see Note 7.
Translation adjustments for our Canadian and Vietnamese facilities, along with gains and losses from foreign currency transactions, are included in current earnings and, in the aggregate, amounted to pre-tax income of $48,000 and $530,000, during the fourth quarter of the fiscal years ended June 30, 2008 and 2007, respectively.
12. BUSINESS, GEOGRAPHIC, AND SALES CONCENTRATION — The Company operates in one business segment, electronic manufacturing services (EMS).
Sales to individual customers in excess of 10% of total sales for the year were as follows:

Customer	2008	2007	2006

Honeywell	17%	18%	19%
Siemens Diagnostic	16%	18%	*
Bally	*	12%	20%

(*)	denotes sales were below 10% of total.
Sales to U.S. government agencies, primarily anti-submarine warfare (ASW) devices produced for the Navy, were $41,905,000 in fiscal 2008, $24,615,000 in fiscal 2007, and $37,199,000 in fiscal 2006.
Net sales were made to customers located in the following countries:

	2008	2007	2006

United States	$175,443,000	$158,234,000	$152,200,000
Ireland	24,288,000	24,681,000	1,711,000
Canada	21,506,000	15,053,000	14,210,000
Other foreign countries (1)	8,569,000	2,118,000	2,684,000

Consolidated total	$229,806,000	$200,086,000	$170,805,000

(1)	No other single country accounted for 10% or more of export sales in the fiscal years ended 2008, 2007, or 2006.
ASW devices and related engineering contract services to the U.S. government and foreign countries contributed approximately $42,348,000 (18%), $28,637,000 (14%), and $36,674,000 (22%), respectively, to total sales for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.
The Company’s investment in property, plant and equipment, which are located in the United States, Canada and Vietnam, are summarized, net of accumulated depreciation, as follows as of June 30:

	2008	2007

United States	$13,738,000	$13,782,000
Canada	827,000	944,000
Vietnam	2,714,000	2,996,000

Consolidated total	$17,279,000	$17,722,000

13. BUSINESS ACQUISITION — In May 2006, the Company announced that a membership purchase agreement was signed, and the acquisition of Astro Instrumentation, LLC (“Astro”) was completed. Astro was a privately owned EMS provider located in Strongsville, Ohio that had been in business for approximately five years. The newly acquired entity was merged into Astro Instrumentation, Inc., a wholly owned subsidiary of the Company incorporated in the state of Michigan. In January 2007, Astro was renamed Sparton Medical Systems, Inc. (SMS). The acquisition of Astro furthered the Company’s strategy of identifying, evaluating and purchasing potential acquisition candidates in both the defense and medical device markets.
The purchase price as of the acquisition date was approximately $26.15 million, plus the extinguishment by Sparton at closing of $4.22 million in seller credit facilities and the assumption of $2.32 million in bonded debt. The purchase price was funded using a combination of cash, $10 million in bank debt, and $7.5 million in notes payable to Astro’s previous owners (sellers). Additional contingent cash purchase consideration may be paid to the sellers over the four years following the closing based on 20% of Astro’s earnings before interest, depreciation and taxes as defined, and if paid will be added to goodwill. This additional contingent consideration, which is measured beginning with the start of the fiscal year which commenced on July 1, 2006, is based annually on Astro’s fiscal 2007-2010 performance. For the years ended June 30, 2008 and 2007, such additional consideration was determined to be earned by the sellers and amounted to approximately $1,057,000 and $596,000, respectively, which was accrued for and included in other accrued liabilities at year-end, see Note 14. Payment is generally made in the first quarter of the subsequent year.
The acquisition has been accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations; accordingly, the operating results of SMS are included in these consolidated financial statements for the one month and two year periods since the acquisition date. SMS sales were $57,206,000, $49,620,000, and $3,358,000 in fiscal 2008, 2007, and the one month period in fiscal 2006, respectively. The following table presents the allocation of the aggregate purchase price for the Astro acquisition based on the estimated fair values of assets acquired, including intangibles, and liabilities assumed:

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

The customer relationships and noncompetition agreements are being amortized using the straight-line method based on estimated weighted undiscounted cash flows over their estimated useful lives. The straight-line method is being used to amortize the identified intangibles because the Company does not believe an accelerated pattern of consumption of these assets can be reliably determined, and expected undiscounted cash flows are expected to decline evenly over the estimated life of the customer relationship intangible. The implied value of goodwill, which is deductible for income tax purposes, is derived from consideration of a number of factors, including the experience of the assembled work force, and related production know-how and technical proficiency in place to support and augment SMS’s production, design, and development capabilities in the fluid science and diagnostic laboratory equipment niche of the medical industry in which their customers operate, which management believes favorably positions SMS as a supply source for significant potential new customers seeking to outsource electromechanical contract manufacturing and assembly activities.

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
14. GOODWILL AND OTHER INTANGIBLES — The Company follows SFAS No. 141, Business Combinations (SFAS No. 141), SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), and SFAS No. 144, Accounting for Impairment on Disposal of Long Lived Assets (SFAS No. 144). SFAS No. 141 specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually. Cybernet Systems Corporation’s (Cybernet) goodwill and goodwill related to the SMS purchase is reviewed for impairment annually. Goodwill and other intangibles related to Sparton Medical Systems, Inc. (SMS) are the result of the purchase which occurred in May 2006. SFAS No. 144 requires that intangible assets with definite useful lives be amortized over their estimated useful lives to their estimated residual values and be reviewed for impairment whenever events or changes in circumstances indicated their carrying amounts may not be recoverable. Goodwill from Cybernet and SMS were reviewed for impairment during the fourth quarter of fiscal 2008. These reviews resulted in no impairment charges. The next review for impairment is expected to occur in the fourth quarter of fiscal 2009. The changes in the carrying amounts of goodwill and amortizable intangibles during the years ended June 30, 2008 and 2007 are summarized as follows:

		Amortizable	Total
	Goodwill	Intangibles	Intangibles

Balance at July 1, 2005	$770,000	$—	$770,000
SMS acquisition	14,974,000	6,765,000	21,739,000
Amortization	—	(39,000)	(39,000)

Balance at June 30, 2006	15,744,000	6,726,000	22,470,000
Goodwill additions	634,000	—	634,000
Amortization	—	(482,000)	(482,000)

Balance at June 30, 2007	16,378,000	6,244,000	22,622,000
Goodwill additions	1,057,000	—	1,057,000
Amortization	—	(482,000)	(482,000)

Balance at June 30, 2008	$17,435,000	$5,762,000	$23,197,000

Goodwill — The balance of goodwill at July 1, 2005 is related entirely to the Company’s investment in Cybernet Systems Corporation (Cybernet), as more fully described in Note 3. Additional goodwill in the amount of $14,974,000 in fiscal 2006 and $38,000 in fiscal 2007 was recorded as a result of the Company’s purchase of SMS in May 2006. Further, goodwill in the amount of $1,057,000 and $596,000 was recorded in fiscal 2008 and 2007, respectively, resulting from accrued contingent consideration at those dates, determined to be earned by the sellers of SMS.
Other intangibles — Other intangibles of $6,765,000 were recognized upon the purchase of SMS in May 2006, consisting of intangibles for non-compete agreements of $165,000 and customer relationships of $6,600,000. These costs are being amortized ratably over 4 years and 15 years, respectively. Amortization during fiscal 2008, 2007 and 2006 amounted to $482,000, $482,000 and $39,000, respectively. Amortization of intangible assets is estimated to be approximately $482,000 for each of the next two years, and approximately $440,000 for each of the subsequent 10 years. Accumulated amortization as of June 30, 2008, amounted to $1,003,000; $86,000 and $917,000 was for amortization of non-compete agreements and customer relationships, respectively.

15. PLANT CLOSINGS
Albuquerque, New Mexico — On June 17, 2008, Sparton announced its commitment to close the Albuquerque, New Mexico facility of Sparton Technology, Inc., a wholly-owned subsidiary of Sparton Corporation. The Albuquerque facility produced primarily circuit boards for the customers operating in the Industrial/Other market. The closure of this plant is planned to be completed by September 30, 2008. Net sales for the Albuquerque facility for the fiscal year ended June 30, 2008 were $23,285,000, which represents approximately 10% of Sparton’s consolidated net sales. We are working to retain the customers comprising these sales, with manufacture of their product, if retained, to be transitioned to other facilities. During the quarter ended June 30, 2008, the Company incurred operating charges associated with employee severance costs of approximately $181,000, which are included in costs of goods sold. There is an estimated $385,000 of remaining severance related costs anticipated to be incurred and expensed during the first quarter of fiscal 2009. In addition, there are leased equipment impairment losses of $266,000 that are expected to be incurred and expensed primarily in fiscal 2009.
The land, building, and majority of Albuquerque assets will be sold, with some of the equipment being relocated to other Sparton facilities for their use in production of the retained and transferred customer business. The net book value of the land and building to be sold, which as of June 30, 2008 totaled $5,782,000, was included in property, plant and equipment of the Company’s balance sheet at that date, as the facility was still in an operating mode at that date. The property, plant and equipment of the Albuquerque facility is anticipated to be sold at a net gain. The gain would be recognized in full upon completion of the real estate sale transaction.
As of June 30, 2008 and 2007, the following assets and liabilities of the Albuquerque facility were included in the consolidated balance sheets:

	2008	2007

Current assets	$8,837,000	$8,232,000
Long term assets	—	1,643,000
Property, plant and equipment (net)	6,121,000	6,221,000

Total assets	$14,958,000	$16,096,000

Current liabilities	$2,814,000	$2,221,000
Long term liabilities (EPA, see Note 10)	5,139,000	5,626,000

Total liabilities	$7,953,000	$7,847,000

Deming, New Mexico — On January 8, 2007, Sparton announced its commitment to close the Deming, New Mexico facility of Sparton Technology, Inc., a wholly-owned subsidiary of Sparton Corporation. The Deming facility produced wire harnesses for buses and provided intercompany production support for other Sparton locations. The closure of this plant was completed by March 31, 2007. The Deming wire harness production was discontinued, and the intercompany production support relocated to other Sparton facilities. The following is a summary of net sales and gross profit (loss) for the harness product line only for the fiscal years ended June 30, 2007 and 2006:

	2007	2006

Net sales	$900,000	$3,255,000

Gross profit (loss)	$(148,000)	$(24,000)
During each of the five fiscal years ended June 30, 2007, wire harness sales represented approximately 2% or less of Sparton’s consolidated net sales. Accordingly, the discontinuance of this product line did not have a significant impact on Sparton’s annual sales or gross profit results. During the quarter ended March 31, 2007, the Company incurred operating charges associated with employee severance costs of approximately $259,000, which was included in cost of goods sold, of which approximately $242,000 was ultimately paid as of June 30, 2007. The remaining $17,000 of severance accrued was reversed to income during the fourth quarter of fiscal 2007 as the total estimated amount was not required.
Some of the equipment located at the Deming facility was relocated to other Sparton facilities, primarily in Florida, for their use in ongoing production activities. The land, building, applicable inventory, and remainder of other Deming assets were sold pursuant to an agreement signed at the end of March 2007. The sale involved several separate transactions. The sale of the inventory and equipment for $200,000 was completed on March 30, 2007. The sale of the land and building for $1,000,000 closed on July 20, 2007. During the interim period, the purchaser leased the real property. The net book value of the land and building sold was included in prepaid expenses and other current assets in the Company’s balance sheet as of June 30, 2007. The property, plant, and equipment of the Deming facility was substantially fully depreciated.

The ultimate sale of this facility was completed at a net gain of approximately $868,000. The net gain includes a gain of approximately $928,000 on the sale of property, plant and equipment, less a loss on the sale of remaining inventory, which loss is included in the costs of goods sold section of the statement of income. The net gain was recognized in its entirety in the first quarter of fiscal 2008 upon closing of the real estate transaction.
As of June 30, 2007, the following assets and liabilities of the Deming facility were included in the condensed consolidated balance sheet:

Current assets — net of assets held for sale	$9,000
Property and plant (net), held for sale	29,000

Total assets (all current)	$38,000

Liabilities (all current)	$136,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
In fiscal 2008, there were no changes in the Company’s independent accountants and there have been no disagreements with the Company’s accountants on accounting and financial disclosure.
Item 9A(T). Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Company’s management maintains an adequate system of internal controls to promote the timely identification and reporting of material, relevant information. Additionally the Company’s senior management team regularly discusses significant transactions and events affecting the Company’s operations. The board of directors includes an Audit Committee that is comprised solely of independent directors who meet the financial literacy requirements imposed by the Securities Exchange Act and the New York Stock Exchange (NYSE). At least one member of our Audit Committee, William Noecker, has been determined to be an “audit committee financial expert” as defined in the Securities and Exchange Commission’s regulations. Management reviews with the Audit Committee quarterly earnings releases and all reports on Form 10-Q and Form 10-K prior to their filing. The Audit Committee is responsible for hiring and overseeing the Company’s external auditors and meets with those auditors at least four times each year.
The Company’s executive officers, including the chief executive officer (CEO) and chief financial officer (CFO), are responsible for maintaining disclosure controls and procedures. They have designed such controls and procedures to ensure that others make known to them all material information within the organization. Management regularly evaluates ways to improve internal controls. As of the end of the period covered by this annual report on Form 10-K our executive officers, including the CEO and CFO, completed an evaluation of the disclosure controls and procedures and have determined them to be functioning effectively.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, the Company’s CEO and CFO, or persons performing similar functions, with input from the Company’s board of directors, and with input and assistance also provided by management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Company’s CEO and CFO, has established and maintained policies and procedures designed to maintain the adequacy of the Company’s internal control over financial reporting, and includes those policies and procedures that:
1)	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and

3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the CEO and CFO, has evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008, based on the control criteria established in a report entitled Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment of those criteria, the Company’s management has concluded that the Company’s internal control over financial reporting is effective as of June 30, 2008.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all errors or misstatements and all fraud. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance that the objectives of the policies and procedures are met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
This annual report does not include an attestation report of the Company’s registered public accounting firm, BDO Seidman, LLP, regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Changes in Internal Controls
There were no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers of the Registrant — Information with respect to directors is included in the Company’s Proxy Statement under “Election of Directors” and is incorporated herein by reference. Information concerning executive officers is immediately following Part I, Item 4 of this Annual Report on Form 10-K.
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
Item 11. Executive Compensation
Information concerning executive compensation, compensation committee interlocks and insider participation, and the compensation committee report are included under “Executive Compensation” in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information on ownership of the Company’s common stock by management and certain other beneficial owners is included under “Outstanding Stock and Voting Rights” in the Proxy Statement and is incorporated herein by reference.
The following table summarizes information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of June 30, 2008.

Number of securities remaining available for
	Number of securities to be issued upon exercise	Weighted-average exercise price of	future issuance under equity compensation plans
	of outstanding options, warrants and rights	outstanding options, warrants and rights	(excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	223,385	$8.22	270,606
Equity compensation plans not approved by security holders	—	—	—
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information as to certain relationships and related transactions is included under “Certain Relationships and Related Persons Transactions” in the Proxy Statement and is incorporated herein by reference.
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
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of this report on Form 10-K:
     1. Financial Statements — The consolidated financial statements are set forth under Item 8 of this report on Form 10-K.
     2. Financial Statement Schedule(s) — Schedule II — Valuation and Qualifying Accounts (Consolidated)
Changes in the allowance for probable losses on receivables for the years ended June 30:

	2008	2007	2006

Balance at beginning of period	$32,000	$67,000	$6,000
Charged (credited) to expense (income)	237,000	(16,000)	74,000
Write-offs, net of recoveries	(11,000)	(19,000)	(13,000)

Balance at end of period	$258,000	$32,000	$67,000

Reserves deducted from inventory in the balance sheets for the years ended June 30:

	2008	2007	2006

Balance at beginning of period	$2,416,000	$3,529,000	$4,042,000
Charged to costs and expenses	1,529,000	1,242,000	800,000
Deductions (*)	(763,000)	(2,355,000)	(1,313,000)

Balance at end of period	$3,182,000	$2,416,000	$3,529,000

(*)	Deductions from the inventory reserve accounts represent obsolete or unsaleable inventory written off and/or disposed of.

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
Date: August 28, 2008

SPARTON CORPORATION

By: /JOSEPH S. LERCZAK/
Joseph S. Lerczak, Chief Financial Officer
(Principal Accounting and Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE AND TITLE	DATE

By: /BRADLEY O. SMITH/ Bradley O. Smith, Chairman of the Board of Directors	August 28, 2008

By: /RICHARD L. LANGLEY/ Richard L. Langley, Chief Executive Officer, President and Director	August 28, 2008

By: /JAMES N. DEBOER/ James N. DeBoer, Director	August 28, 2008

By: /JAMES D. FAST/ James D. Fast, Director	August 28, 2008

By: /DAVID P. MOLFENTER/ David P. Molfenter, Director	August 28, 2008

By: /WILLIAM I. NOECKER/ William I. Noecker, Director	August 28, 2008

By: /DOUGLAS R. SCHRANK/ Douglas R. Schrank, Director	August 28, 2008

By: /W. PETER SLUSSER/ W. Peter Slusser, Director	August 28, 2008

By: /DR. LYNDA J.-S. YANG/ Dr. Lynda J.-S. Yang, Director	August 28, 2008

EXHIBIT INDEX

Exhibit
No.
3 and 4	Amended Articles of Incorporation of the Registrant were filed with Form 10-Q for the three-month period ended September 30, 2004, and are incorporated herein by reference.

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