Form 10-Q
period 2008-09-30
SPARTON CORP
filed 2008-11-07
CIK 92679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding at
Class of Common Stock	October 31, 2008

$1.25 Par Value	9,811,507

SPARTON CORPORATION AND SUBSIDIARIES
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements (Interim, Unaudited)
SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2008	June 30, 2008
ASSETS

Current assets:
Cash and cash equivalents	$1,858,765	$2,928,433
Accounts receivable	28,223,306	30,219,070
Inventories and costs of contracts in progress	61,615,256	63,443,221
Deferred income taxes	251,545	251,545
Prepaid expenses and other current assets	432,668	844,130

Total current assets	92,381,540	97,686,399

Property, plant and equipment — net	17,593,960	17,278,713
Deferred income taxes — non current	1,024,534	1,044,987
Goodwill	17,434,724	17,434,804
Other intangibles — net	5,642,084	5,762,397
Other non current assets	3,512,021	3,519,092

Total assets	$137,588,863	$142,726,392

LIABILITIES AND SHAREOWNERS’ EQUITY

Current liabilities:
Short-term bank borrowings	$15,500,000	$13,500,000
Current portion of long-term debt	4,032,257	4,029,757
Accounts payable	21,905,003	23,503,857
Salaries and wages	4,420,270	5,642,302
Accrued health benefits	1,450,117	1,479,729
Other accrued liabilities	7,428,683	7,949,470

Total current liabilities	54,736,330	56,105,115

Pension liability	2,663,973	2,564,438
Long-term debt — non current portion	7,530,844	8,058,497
Environmental remediation — non current portion	5,069,393	5,138,588

Total liabilities	70,000,540	71,866,638

Shareowners’ equity:
Preferred stock, no par value; 200,000 shares authorized, none outstanding	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 9,811,507 shares outstanding at September 30 and June 30, 2008	12,264,384	12,264,384
Capital in excess of par value	19,701,241	19,650,481
Retained earnings	40,230,458	43,592,351
Accumulated other comprehensive loss	(4,607,760)	(4,647,462)

Total shareowners’ equity	67,588,323	70,859,754

Total liabilities and shareowners’ equity	$137,588,863	$142,726,392

See accompanying notes to condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
September 30, 2008 and 2007

	Three months ended September 30,
	2008	2007

Net sales	$53,995,534	$58,851,863
Costs of goods sold	51,613,372	57,236,317

Gross profit	2,382,162	1,615,546

Selling and administrative expenses	5,116,575	4,476,963
Amortization of intangibles	120,313	120,313
EPA related — net environmental remediation	500	(145)
Net gain on sale of property, plant and equipment	(2,108)	(927,822)

	5,235,280	3,669,309

Operating loss	(2,853,118)	(2,053,763)

Other income (expense):
Interest and investment income	13,417	26,718
Interest expense	(368,738)	(305,092)
Equity income (loss) in investment	3,000	(124,000)
Other — net	64,546	482,365

	(287,775)	79,991

Loss before income taxes	(3,140,893)	(1,973,772)
Provision (credit) for income taxes	221,000	(553,000)

Net loss	$(3,361,893)	$(1,420,772)

Loss per share — basic and diluted	$(0.34)	$(0.14)

See accompanying notes to condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended September 30,
	2008	2007

Cash Flows From Operating Activities:
Net loss	$(3,361,893)	$(1,420,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	498,673	567,170
Deferred income tax credit	—	(611,000)
Equity (income) loss in investment	(3,000)	124,000
Pension expense	159,690	124,242
Share-based compensation	50,760	20,086
Gain on sale of property, plant and equipment	(2,108)	(927,822)
Other, NRTC litigation loss	—	1,643,396
Changes in operating assets and liabilities:
Accounts receivable	1,995,764	(865,147)
Inventories, prepaid expenses and other current assets	2,239,427	592,116
Accounts payable and accrued liabilities	(3,440,400)	(1,314,187)

Net cash used in operating activities	(1,863,087)	(2,067,918)

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(697,004)	(283,041)
Proceeds from sale of property, plant and equipment	5,505	1,071,818
Other, principally noncurrent other assets	10,071	(15,022)

Net cash (used in) provided by investing activities	(681,428)	773,755

Cash Flows From Financing Activities:
Net short-term bank borrowings	2,000,000	3,500,000
Repayment of long-term debt	(525,153)	(536,667)

Net cash provided by financing activities	1,474,847	2,963,333

Increase (decrease) in cash and cash equivalents	(1,069,668)	1,669,170
Cash and cash equivalents at beginning of period	2,928,433	3,982,485

Cash and cash equivalents at end of period	$1,858,765	$5,651,655

See accompanying notes to condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareowners’ Equity (Unaudited)

	Three months ended September 30, 2008
			Capital		Accumulated other
	Common Stock		in excess	Retained	comprehensive
	Shares	Amount	of par value	earnings	income (loss)	Total
Balance at July 1, 2008	9,811,507	$12,264,384	$19,650,481	$43,592,351	$(4,647,462)	$70,859,754
Share-based compensation			50,760			50,760

Comprehensive income (loss), net of tax:
Net loss				(3,361,893)		(3,361,893)
Amortization of unrecognized pension costs					39,702	39,702

Comprehensive loss						(3,322,191)

Balance at September 30, 2008	9,811,507	$12,264,384	$19,701,241	$40,230,458	$(4,607,760)	$67,588,323

	Three months ended September 30, 2007
			Capital		Accumulated other
	Common Stock		in excess	Retained	comprehensive
	Shares	Amount	of par value	earnings	income (loss)	Total
Balance at July 1, 2007	9,811,507	$12,264,384	$19,474,097	$56,730,643	$(1,989,453)	$86,479,671
Share-based compensation			20,086			20,086

Comprehensive income (loss), net of tax:
Net loss				(1,420,772)		(1,420,772)
Amortization of unrecognized pension costs					37,055	37,055

Comprehensive loss						(1,383,717)

Balance at September 30, 2007	9,811,507	$12,264,384	$19,494,183	$55,309,871	$(1,952,398)	$85,116,040

See accompanying notes to condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation — The accompanying unaudited condensed consolidated financial statements of Sparton Corporation and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All significant intercompany transactions and accounts have been eliminated. The condensed consolidated balance sheet at September 30, 2008, and the related condensed consolidated statements of operations, cash flows and shareowners’ equity for the three months ended September 30, 2008 and 2007 are unaudited, but include all adjustments (consisting only of normal recurring accruals with the exception of the NRTC litigation loss described in Note 6 which occurred in fiscal 2008) which the Company considers necessary for a fair presentation of such interim financial statements. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009. The terms “Sparton,” the “Company,” “we,” “us,” and “our” refer to Sparton Corporation and subsidiaries.
The balance sheet at June 30, 2008, was derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
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
Use of estimates — The Company’s interim condensed financial statements are prepared in accordance with GAAP. These accounting principles require management to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, the financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.
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
Fair value of financial instruments — The fair value of cash and cash equivalents, trade accounts receivable, short-term bank borrowings, and accounts payable approximate their carrying value. Cash and cash equivalents consist of demand deposits and other highly liquid investments with an original term when purchased of three months or less. With respect to the Company’s long-term debt instruments, consisting of industrial revenue bonds, notes payable and bank debt, management believes the aggregate fair value of these financial instruments reasonably approximates their carrying value at September 30, 2008.
Other investment — The Company has an investment in Cybernet Systems Corporation, which is included in other non current assets and is accounted for under the equity method, as more fully described in Note 9 of this report.
Market risk exposure - The Company manufactures its products in the United States, Canada, and Vietnam. Sales of the Company’s products are in the U.S. and Canada, as well as other foreign markets. The Company is subject to foreign currency exchange rate transaction risk relating to intercompany activity and balances, receipts from customers, and payments to suppliers in foreign currencies. Also, adjustments related to the translation of the Company’s Canadian and Vietnamese financial statements into U.S. dollars are included in current earnings. As a result, the Company’s financial results are affected by factors such as changes in foreign currency exchange rates or economic conditions in the domestic and foreign markets in which the Company operates. However, minimal third party receivables and payables are denominated in foreign currency and the related market risk exposure is considered to be immaterial. Historically, foreign currency gains and losses related to intercompany activity and balances have not been significant. Due to the greater volatility of the Canadian dollar the impact of transaction and translation gains has increased. If the exchange rate were to materially change, the Company’s financial position could be significantly affected.
The Company has financial instruments that are subject to interest rate risk. As a result of the May 31, 2006 Sparton Medical Systems, Inc. (SMS) acquisition, the Company is obligated on bank debt with an adjustable rate of interest, as more fully discussed in Note 5, which would adversely impact results of operations should the interest rate significantly increase.
Long-lived assets — The Company reviews long-lived assets that are not held for sale for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is determined by comparing the carrying value of the assets to their estimated future undiscounted cash flows. If it is determined that an impairment of a long-lived asset has occurred, a current charge to income is recognized. The Company also has goodwill and other intangibles which are considered long-lived assets. While a small portion of goodwill is associated with the Company’s investment in Cybernet, the majority of the approximately $23.1 million and $23.2 million in net carrying value of goodwill and other intangibles reflected on the Company’s balance sheet as of September 30 and June 30, 2008, respectively, is associated with the acquisition of SMS. For a more complete discussion of goodwill and other intangibles, see Note 4.
Other assets — Included in other non current assets as of September 30 and June 30, 2008, was $2.0 million of defective inventory materials and related validation costs for which the Company is seeking reimbursement from other parties, which is described in Note 6.
Common stock repurchases — The Company records common stock repurchases at cost. The excess of cost over par value is first allocated to capital in excess of par value based on the per share amount of capital in excess of par value for all outstanding shares, with the remainder charged to retained earnings. Repurchased shares are retired. No shares were repurchased during the quarters ended September 30, 2008 or 2007.

Deferred income taxes — Deferred income taxes are based on enacted income tax rates in effect on the dates temporary differences between the financial reporting and tax bases of assets and liabilities are expected to reverse. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the enactment date. A valuation allowance of approximately $10 million was established at June 30, 2008 against the Company’s net deferred income tax asset. In addition, during the first quarter of fiscal 2009 an additional valuation allowance of approximately $1 million was established against the Company’s loss. If future levels of taxable income in the United States are not consistent with our expectations for the remaining quarters, we may need to further increase the valuation allowance. For additional discussion on income taxes see Critical Accounting Polices and Estimates.
Supplemental cash flows information — Supplemental cash and noncash activities for the three months ended September 30, 2008 and 2007 were as follows:

	2008	2007

Net cash paid (refunded) during the period for:
Income taxes	$289,000	$—

Interest	$310,000	$231,000

NOTE:	1)	Income taxes consist primarily of the U.S. dollar equivalent of taxes paid to the Canadian government related to our Canadian operations.

	2)	Interest includes $1,000 of capitalized interest in fiscal 2009.
New accounting standards - In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement provides reporting entities the one-time election (the “fair value option”) to measure financial instruments and certain other items at fair value. For items for which the fair value option has been elected, unrealized gains and losses are to be reported in earnings at each subsequent reporting date. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Both SFAS No. 159 and SFAS No. 157 were effective for financial statements issued by Sparton for the first interim period of our 2009 fiscal year, which began on July 1, 2008. The adoption of SFAS No. 159 had no significant impact on the Company’s consolidated financial statements. The Company did not elect the fair value option for any of its financial assets and liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) FAS No. 157-2. This FSP delays the effective date of SFAS No. 157 until fiscal 2010 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. Through September 30, 2008, SFAS No. 157 had no effect on the Company’s consolidated results of operations or financial position with respect to its financial assets and liabilities. Effective July 1, 2009, the Company will apply the fair value measurement and disclosure provisions of SFAS No. 157 to its nonfinancial assets and liabilities measured on a nonrecurring basis. Such is not expected to have a material impact on the Company’s consolidated results of operations or financial position. The Company measures the fair value of the following on a nonrecurring basis: (1) long-lived assets and other intangibles, which include customer relationship and non-compete agreements, and (2) the reporting unit under step one of the Company’s goodwill impairment test.
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

NOTE 2. INVENTORIES AND COSTS OF CONTRACTS IN PROGRESS
Customer orders are based upon forecasted quantities of product, manufactured for shipment over defined periods. Raw material inventories are purchased to fulfill these customer requirements. Within these arrangements, customer demands for products frequently change, sometimes creating excess and obsolete inventories. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income and a reserve is established for the difference between the carrying cost and the estimated realizable amount. Conversely, should the disposition of adjusted excess and obsolete inventories result in recoveries in excess of these reduced carrying values, the remaining portion of the reserve is reversed and taken into income when such determinations are made. It is possible that the Company’s financial position and results of operations could be materially affected by changes to the inventory reserves for excess and obsolete inventories. These reserves totaled $2,882,000 and $3,182,000 at September 30 and June 30, 2008, respectively.
Inventories are valued at the lower of cost (first-in, first-out basis) or market and include costs related to long-term contracts. Inventories, other than contract costs, are principally raw materials and supplies. The following are the approximate major classifications of inventory, net of progress billings and related reserves, at each balance sheet date:

	September 30, 2008	June 30, 2008

Raw materials	$47,241,000	$48,237,000
Work in process and finished goods	14,374,000	15,206,000

	$61,615,000	$63,443,000

Work in process and finished goods inventories include $1.5 million of completed, but not yet accepted, sonobuoys at both September 30 and June 30, 2008. Inventories were reduced by progress billings to the U.S. government, related to long-term contracts, of approximately $0.8 million at June 30, 2008. There were no reductions related to progress payments at September 30, 2008.
NOTE 3. DEFINED BENEFIT PENSION PLAN
Periodic benefit cost — The Company sponsors a defined benefit pension plan covering certain salaried and hourly U.S. employees. The components of net periodic pension expense are as follows for the three months ended September 30:

	Three months ended
	2008	2007

Service cost	$135,000	$123,000
Interest cost	152,000	158,000
Expected return on plan assets	(187,000)	(213,000)
Amortization of prior service cost	25,000	26,000
Amortization of unrecognized net actuarial loss	35,000	30,000

Net periodic benefit cost	$160,000	$124,000

Based upon current actuarial calculations and assumptions the pension plan has met all funding requirements and no pension contribution is required to be made during fiscal 2009. A cash contribution of $79,000 was paid by the Company in fiscal 2008. During fiscal 2010, a cash contribution of approximately $1,490,000 is anticipated. For further information on future funding projections and other pension disclosures see Part II, Item 7, Note 6 “Employee Retirement Benefit Plans” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

NOTE 4. GOODWILL AND OTHER INTANGIBLES
The Company follows SFAS No. 141, Business Combinations (SFAS No. 141), SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142) and SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (SFAS No. 144). SFAS No. 141 specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually. Cybernet Systems Corporation’s (Cybernet) goodwill and goodwill related to the Sparton Medical Systems, Inc. (SMS) purchase, which occurred in May 2006, is reviewed for impairment annually. Goodwill from Cybernet and SMS was reviewed for impairment during the fourth quarter of fiscal 2008, with the next review expected to occur in the fourth quarter of fiscal 2009. SFAS No. 144 requires that intangible assets with definite useful lives be amortized over their estimated useful lives to their estimated residual values and be reviewed for impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. The change in the carrying amounts of goodwill and amortizable intangibles during the three months ended September 30, 2008 and the year ended June 30, 2008, were as follows:

		Amortizable	Total
	Goodwill	Intangibles	Intangibles

Balance at July 1, 2007	$16,378,000	$6,244,000	$22,622,000
Goodwill addition	1,057,000	—	1,057,000
Amortization	—	(482,000)	(482,000)

Balance at June 30, 2008	$17,435,000	$5,762,000	$23,197,000
Amortization	—	(120,000)	(120,000)

Balance at September 30, 2008	$17,435,000	$5,642,000	$23,077,000

Goodwill — Goodwill at July 1, 2007 was comprised of the following: $770,000 related to the Company’s investment in Cybernet Systems Corporation (Cybernet, see Note 9) and $15,608,000 related to the Company’s purchase of SMS. Additional goodwill was recorded in fiscal 2008 in the amount of $1,057,000 resulting from accrued contingent consideration determined to be earned by the sellers of SMS and recognized at the fiscal year ended June 30, 2008, compared to $596,000 of contingent payout earned in fiscal 2007. The purchase agreement calls for two additional earn out payments to occur at the end of fiscal 2009 and fiscal 2010.
Other intangibles — Other intangibles of $6,765,000 were recognized upon the purchase of SMS in May 2006, consisting of intangibles for non-compete agreements of $165,000 and customer relationships of $6,600,000. These costs are being amortized ratably over 4 years and 15 years, respectively. Amortization for the three months ended September 30, 2008 and 2007 amounted to $120,000 for each period. Accumulated amortization as of September 30, 2008 was $96,000 and $1,027,000 for amortization of non-compete agreements and customer relationships, respectively. Amortization of intangible assets is estimated to be approximately $481,000 for fiscal 2009 and 2010 and approximately $440,000 for each of the subsequent 9 years.
NOTE 5. BORROWINGS
Short-term debt maturities and line of credit — Short-term debt as of September 30, 2008, includes the current portion of long-term bank loan debt of $2,000,000, the current portion of long-term notes payable of $1,923,000, and the current portion of Industrial Revenue bonds of $109,000. Both the bank loan and the notes payable were incurred as a result of the Company’s purchase of SMS in May 2006, and are due and payable in equal installments over the next several years as further discussed below. The Industrial Revenue bonds were assumed at the time of SMS’s purchase and were previously incurred by Astro Instrumentation, LLC (Astro).
The Company also has available a $20,000,000 revolving line-of-credit facility provided by National City Bank to support working capital needs and other general corporate purposes, which is secured by substantially all assets of the Company. This line of credit expires in January 2009 and bears interest at the variable rate of a base rate determined by reference to a specified index plus 300 basis points, which as of September 30, 2008 equaled an effective rate of 6.70% (5.48% as of June 30, 2008). As of the second quarter of fiscal 2009, this rate will be LIBOR plus 500 basis points. This line of credit may be further renegotiated during fiscal 2009. As a condition of this line of credit, the Company is subject to compliance with certain customary covenants. The Company did not meet its EBITDA and tangible net worth covenants for the quarter ended September 30, 2008, and National City has agreed to waive compliance with these covenants for the quarter. As of September 30 and June 30, 2008, there was $15.5 and $13.5 million drawn against this credit facility, respectively. Interest accrued on those borrowings amounted to approximately $19,000 and $16,000 as of September 30 and June 30, 2008, respectively.

Long-term debt — Long-term debt, all of which arose in conjunction with the SMS acquisition, consists of the following obligations at each balance sheet date:

	September 30, 2008	June 30, 2008

Industrial Revenue bonds, face value	$2,239,000	$2,266,000
Less unamortized purchase discount	129,000	131,000

Industrial Revenue bonds, carrying value	2,110,000	2,135,000
Bank loan	5,500,000	6,000,000
Notes payable	3,953,000	3,953,000

Total long-term debt	11,563,000	12,088,000
Less current portion	4,032,000	4,030,000

Long-term debt, net of current portion	$7,531,000	$8,058,000

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
The bonds carry certain requirements generally obligating the Company to deposit funds into a sinking fund. The sinking fund requires the Company to make monthly deposits of one twelfth of the annual obligation plus accrued interest. The purchase discount is being amortized ratably over the remaining term of the bonds. Amortization expense for the three months ended September 30, 2008 and the year ended June 30, 2008, respectively, was approximately $2,000 and $10,000, respectively. The Company has issued an irrevocable letter of credit in the amount of $284,000 to secure repayment of a portion of the bonds. A further discussion of borrowings and other information related to the Company’s purchase of SMS may be found in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
The bank term loan, provided by National City Bank with an original principal of $10 million, is being repaid over five years, with quarterly principal payments of $500,000 which commenced September 1, 2006. This loan bears interest at the variable rate of a base rate determined by reference to a specific index plus 300 basis points, with interest calculated and paid quarterly along with the principal payment. As of September 30 and June 30, 2008, respectively, the effective interest rate equaled 6.70% and 5.48%, with accrued interest of approximately $25,000 for both periods. As a condition of this bank term loan, the Company is subject to compliance with the same covenants that apply to the line of credit. As previously discussed, the Company did not meet the covenants at September 30, 2008, and National City Bank has agreed to waive compliance for the quarter. This debt is secured by substantially all assets of the Company. Proceeds from the expected sale of the Albuquerque facility (Note 10), as well as the settlement related to defective circuit board litigation (Note 6), have been assigned to National City Bank to be used to pay down this bank term debt, with the excess, if any, to be returned to the Company for other uses.
Two notes payable with initial principal of $3,750,000 each, totaling $7.5 million, are payable to the sellers of Astro. These notes are to be repaid over four years, in aggregate semi-annual payments of principal and interest in the combined amount of $1,057,000 on June 1 and December 1 of each year. Payments commenced on December 1, 2006. These notes each bear interest at 5.5% per annum. The notes are proportionately secured by the stock of Astro. As of September 30 and June 30, 2008, there was interest accrued on these notes in the amount of approximately $72,000 and $18,000, respectively.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Environmental Remediation
One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been involved with ongoing environmental remediation since the early 1980’s. At September 30, 2008, Sparton had accrued $5,481,000 as its best estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which $412,000 is classified as a current liability and included on the balance sheet in other accrued liabilities. The Company’s minimum cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements.

In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (DOE) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8,400,000 incurred from the date of settlement. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency.
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
STI was awarded damages in an amount in excess of the unreimbursed costs at the trial concluded in November of 2005. As of June 30, 2007, $1.6 million of the deferred costs incurred by the Company were included in other non current assets on the Company’s balance sheet. NRTC appealed the judgment to the U.S. Court of Appeals for the Sixth Circuit and on September 21, 2007, that court issued its opinion vacating the judgment in favor of Sparton. Sparton was unsuccessful in obtaining relief from the decision of the U.S. Court of Appeals and accordingly expensed the previously deferred costs of $1.6 million as costs of goods sold, which was reflected in the Company’s fiscal 2008 financial results reported for the quarter ended September 30, 2007.
The Company has pending an action before the U.S. Court of Federal Claims to recover damages arising out of an alleged infringement by the U.S. Navy of certain patents held by Sparton and used in the production of sonobuoys. A trial of the matter was conducted by the court in April and May of 2008, and a decision in this matter is expected this fiscal year. The likelihood that the claim will be resolved and the extent of any recovery in favor of the Company is unknown at this time and no receivable has been recorded by the Company.
Product Issues
Some of the printed circuit boards supplied to the Company for its aerospace sales were discovered in fiscal 2005 to be nonconforming and defective. The defect occurred during production at the raw board supplier’s facility, prior to shipment to Sparton for further processing. The Company and our customer, who received the defective boards, contained the defective boards. While investigations were underway, $2.8 million of related product and associated incurred costs were deferred and classified in Sparton’s balance sheet within other non current assets.
In August 2005, Sparton Electronics Florida, Inc. filed an action in the U.S. District Court, Middle District of Florida against Electropac Co. Inc. and a related party (the raw board manufacturer) to recover these costs. A trial was conducted in August 2008 and the trial court made a partial ruling in favor of Sparton, however at an amount less than the previously deferred $2.8 million. Following this ruling, a provision for the loss of $0.8 million was established in the fourth quarter of fiscal 2008. Court ordered mediation was conducted following the court’s ruling and a potential settlement of the claim is pending, subject to successful completion of due diligence. The court’s final ruling was deferred pending completion of the settlement. No further loss contingency, other than the $0.8 million reserve recognized in fiscal 2008, has been established in fiscal 2009, as the Company expects to collect the remaining $2.0 million in full, which was recorded at September 30 and June 30, 2008. Settlement proceeds have been assigned to National City Bank to pay down bank term debt. If the settlement is not concluded, or if the court’s final ruling is less favorable to Sparton, or if the defendants are unable to pay the final judgment, our before-tax operating results at that time could be adversely affected by up to $2.0 million.

NOTE 7. COMMON STOCK OPTIONS
Pursuant to SFAS No. 123(R), Share-Based Payment, compensation expense is measured on the grant date, based on the fair value of the award calculated at that date, and is recognized over the employee’s requisite service period, which generally is the options’ vesting period. Fair value is calculated using the Black-Scholes option pricing model.
The Company has an incentive stock option plan (The Plan) under which 970,161 authorized and unissued common shares, which includes 760,000 original shares adjusted by 210,161 shares for the subsequent declaration of stock dividends, were reserved for option grants to key employees and directors at the fair market value of the Company’s common stock at the date of the grant. Options granted to date have either a five or ten-year term and become vested and exercisable cumulatively beginning one year after the grant date, in four equal annual installments. Options may terminate before their expiration dates if the optionee’s status as an employee is terminated, retired, or upon death.
Employee stock options, which are granted by the Company pursuant to The Plan, which was last amended and restated on October 24, 2001, are structured to qualify as “incentive stock options” (ISOs) as defined by the Internal Revenue Code. Stock options granted to non-employee directors are non-qualified stock options (NQSO’s). Under current federal income tax regulations, the Company does not receive a tax deduction for the issuance, exercise or disposition of ISOs if the employee meets certain holding period requirements. If the employee does not meet the holding period requirement a disqualifying disposition occurs, at which time the Company can receive a tax deduction. The Company does not record tax benefits related to ISOs unless and until a disqualifying disposition occurs. In the event of a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense. In accordance with SFAS No. 123(R), excess tax benefits (where the tax deduction exceeds the recorded compensation expense) are credited to “capital in excess of par value” in the consolidated statement of shareowners’ equity and tax benefit deficiencies (where the recorded compensation expense exceeds the tax deduction) are charged to “capital in excess of par value” to the extent previous excess tax benefits exist.
The following table presents share-based compensation expense and related components for the three months ended September 30, 2008 and 2007, respectively:

	Three months ended
	2008	2007

Share-based compensation expense	$51,000	$20,000
Related tax benefit	—	—
As of September 30, 2008, unrecognized compensation costs related to nonvested awards amounted to $207,000 and will be recognized over the remaining weighted average period of approximately 0.92 years.
In general, the Company’s policy is to issue new shares upon the exercise of a stock option. A summary of option activity under the Company’s stock option plan for the three months ended September 30, 2008 is presented below. The intrinsic value of a stock option reflects the difference between the market price of the share under option at the measurement date (i.e., date of exercise or date outstanding in the table below) and its exercise price. Stock options are excluded from this calculation if their exercise price is above the stock price of the share under option at the measurement date. All options presented have been adjusted to reflect the impact of all 5% common stock dividends declared. At September 30, 2008, shares remaining available for future grant totaled 270,606.

			Wtd. Avg. Remaining
	Total Shares	Wtd. Avg.	Contractual	Aggregate
	Under Option	Exercise Price	Term (years)	Intrinsic Value
Outstanding at July 1, 2008	223,385	$8.22	6.65	—
Granted	—
Exercised	—
Forfeited or expired	—

Outstanding at September 30, 2008	223,385	$8.22	6.40	—

Exercisable at September 30, 2008	170,708	$8.13	6.25	—

The aggregate intrinsic value of options outstanding, which includes options exercisable, at September 30, 2008, was $0, as all options both outstanding and exercisable had an exercise price above the market price of the share under option at that date. The exercise price of stock options outstanding at September 30, 2008, ranged from $6.52 to $8.57.

There were no stock options granted during the three months ended September 30, 2008. Assumptions utilized in determining the amount expensed for stock options during the periods presented herein are consistent with, and disclosed in, the Company’s previously filed Annual Report on Form 10-K for the year ended June 30, 2008.
NOTE 8. EARNINGS (LOSS) PER SHARE
Due to the Company’s interim reported net losses for the three months ended September 30, 2008 and 2007, all common stock options outstanding were excluded from the computation of diluted earnings per share for those periods, as their inclusion would have been anti-dilutive.
Basic and diluted loss per share for the three months ended September 30, 2008 and 2007 were computed based on the following shares outstanding:

	Three months ended
	2008	2007

Weighted average shares outstanding	9,811,507	9,811,507
Basic and diluted loss per share	$(0.34)	$(0.14)
NOTE 9. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) currently includes net income (loss) as well as certain changes in the funded status of the Company’s pension plan, which are excluded from operating results. Unrealized investment and actuarial gains and losses and certain changes in the funded status of the pension plan, net of tax, are excluded from net income (loss), but are reflected as a direct charge or credit to shareowners’ equity. Comprehensive income (loss) and the related components, net of tax, are disclosed in the accompanying condensed consolidated statements of shareowners’ equity. Amortization of unrecognized pension expense of $40,000 and $37,000 for the three months ended September 30, 2008 and 2007, respectively, includes prior service cost and net actuarial gain (loss) of $60,000 and $20,000 in fiscal 2009, and $17,000 and $(20,000) in fiscal 2008, respectively, net of tax. Comprehensive income (loss) is summarized as follows for the three months ended September 30, 2008 and 2007, respectively:

	Three months ended
	2008	2007

Net loss	$(3,362,000)	$(1,421,000)
Other comprehensive income (loss), net of tax
Amortization of unrecognized pension costs	40,000	37,000

Comprehensive loss	$(3,322,000)	$(1,384,000)

At September 30 and June 30, 2008, shareowners’ equity includes accumulated other comprehensive loss of $4,608,000 and $4,647,000, respectively, net of tax, which consists solely of the sum of the unrecognized prior service cost and net actuarial loss of the Company’s defined benefit pension plan.
In June 1999, the Company purchased a 14% interest (12% on a fully diluted basis) in Cybernet for $3,000,000, which included a seat on Cybernet’s three member Board of Directors. Cybernet is a developer of hardware, software, next-generation network computing, and robotics products. It is located in Ann Arbor, Michigan. The investment is accounted for under the equity method and is included in other assets and in goodwill on the balance sheet. At September 30 and June 30, 2008, the Company’s investment in Cybernet amounted to $1,978,000 and $1,975,000, respectively, representing its equity interest in Cybernet’s net assets plus $770,000 of goodwill. The Company believes that the equity method is appropriate given Sparton’s level of involvement in Cybernet. The use of the equity method requires Sparton to record its share of Cybernet’s income or loss in earnings (“Equity income/loss in investment”) in Sparton’s statements of operations with a corresponding increase or decrease in the investment account (“Other non current assets”) in Sparton’s balance sheets. In addition, Sparton’s share of any unrealized gains (losses) on available-for-sale securities, when held by Cybernet, is carried in accumulated other comprehensive income (loss) within the shareowners’ equity section of Sparton’s balance sheets. During fiscal 2007 Cybernet liquidated these investments.

NOTE 10. PLANT CLOSURE
Albuquerque, New Mexico — On June 17, 2008, Sparton announced its commitment to close the Albuquerque, New Mexico facility of Sparton Technology, Inc., a wholly-owned subsidiary of Sparton Corporation. The Albuquerque facility produced primarily circuit boards for the customers operating in the Industrial/Other market. The plant ceased production and closed in October 2008. Net sales for the Albuquerque facility for the fiscal year ended June 30, 2008 were $23,285,000, which represented approximately 10% of Sparton’s consolidated net sales. We are working to retain the customers comprising these sales and transition the manufacture of their product to other facilities. During the quarter ended June 30, 2008, the Company incurred operating charges associated with employee severance costs of approximately $181,000, which were included in costs of goods sold. Additional severance related costs of $279,000 were incurred and expensed during the quarter ended September 30, 2008. In addition, there are leased equipment impairment losses of $266,000 that are expected to be incurred and expensed subsequent to the first quarter of fiscal 2009, along with $106,000 of additional severance costs.
The land, building, and majority of Albuquerque assets will be sold, with some of the equipment being relocated to other Sparton facilities for their use in production of the retained and transferred customer business. The net book value of the land and building to be sold, which as of September 30 and June 30, 2008 totaled $5,751,000 and $5,782,000, respectively, was included in property, plant and equipment of the Company’s balance sheet at those dates, as the facility was still in an operating mode at those dates. The property, plant and equipment of the Albuquerque facility is anticipated to be sold at a net gain. The gain would be recognized in full upon completion of the real estate sale transaction.
As of September 30, 2008 and June 30, 2008, the following assets and liabilities of the Albuquerque facility were included in the consolidated balance sheets:

	September	June

Current assets	$4,930,000	$8,837,000
Long term assets	—	—
Property, plant and equipment (net)	5,975,000	6,121,000

Total assets	$10,905,000	$14,958,000

Current liabilities	$2,010,000	$2,814,000
Long term liabilities (EPA, see Note 6)	5,069,000	5,139,000

Total liabilities	$7,079,000	$7,953,000

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
Other risks and uncertainties that may affect our operations, performance, growth forecasts and business results include, but are not limited to, timing and fluctuations in U.S. and/or world economies, sharp volatility of world financial markets over a short period of time, competition in the overall EMS business, availability of production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, foreign currency exchange rate risk, uncertainties associated with the outcome of litigation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation, customer labor and work strikes, and uncertainties related to defects discovered in certain of the Company’s aerospace circuit boards. Further risk factors are the availability and cost of materials. A number of events can impact these risks and uncertainties, including potential escalating utility and other related costs due to natural disasters, as well as political uncertainties such as the conflict in Iraq. The Company has encountered availability and extended lead time issues on some electronic components due to strong market demand; this resulted in higher prices and/or late deliveries. Additionally, the timing of sonobuoy sales to the U.S. Navy is dependent upon access to the test range and successful passage of product tests performed by the U.S. Navy. Reduced governmental budgets have made access to the test range less predictable and less frequent than in the past. Finally, the Sarbanes-Oxley Act of 2002 required changes in, and formalization of, some of the Company’s corporate governance and compliance practices. The SEC and New York Stock Exchange (NYSE) also passed rules and regulations requiring additional compliance activities. Compliance with these rules has increased administrative costs, and it is expected that certain of these costs will continue indefinitely. A further discussion of the Company’s risk factors has been included in Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report
EXECUTIVE SUMMARY
In summary, the major elements affecting fiscal 2009 first quarter net loss compared to fiscal 2008 first quarter net loss were as follows (in millions):

Net loss first quarter 2008	$(1.4)
Deferred asset write-off in 2008	1.6
Gain on Deming, NM sale in 2008	(0.9)
New program starts	(1.1)
Increased tax expense	(0.8)
Increased legal and consulting expense	(0.7)
Albuquerque, NM severance	(0.3)
Other, net	0.2

Net loss first quarter 2009	$(3.4)

Year to date, fiscal 2009 has been impacted by:
–	Consistent and successful sonobuoy drop tests contributing to sales and improved margins. There were no minimal or no margin contracts in fiscal 2009.

–	Improved sales in the Aerospace market, an increase in sales volume over prior year of $4.5 million.

–	Significant non-recoverable new program start-up costs totaling $1.2 million, related to hiring staff, training personnel and the costs of ordering material in advance of production, compounded by customer delays which led to further unexpected cost growth, an increase of $1.1 million from prior year.

–	Increased administrative expenses primarily related to consulting and legal fees, $0.7 million above prior year first quarter.

–	Closing costs incurred for the Albuquerque, New Mexico facility related to severance benefits reduced gross margins by approximately $0.3 million in the first quarter of fiscal 2009.

–	Tax expense of $0.2 million in the first quarter of fiscal 2009, compared to a tax benefit of $0.6 million in the same period last year.
These various factors, among others, are further discussed below.
RESULTS OF OPERATIONS — For the three months ended September 30:

	2008		2007
MARKETS	Sales	% of Total	Sales	% of Total	% Change

Aerospace	$19,029,000	35%	$14,531,000	25%	31%
Medical/Scientific Instrumentation	15,589,000	29	19,203,000	33	(19)
Industrial/Other	11,180,000	21	11,385,000	19	(2)
Government	8,198,000	15	13,733,000	23	(40)

Totals	$53,996,000	100%	$58,852,000	100%	(8)%

Sales for the three months ended September 30, 2008 totaled $53,996,000, a decrease of $4,856,000 (or 8%) from the same quarter last year. Aerospace sales increased from the prior year by $4.5 million, primarily due to increased sales volume to two existing customers. Medical/Scientific Instrumentation sales decreased $3.6 million from the same quarter last year. This decrease in sales was primarily due to reduced sales to one customer, as well as delayed starts of new customer programs. Government sales were significantly below the first quarter of last year, showing a decline of $5.5 million. However, the sales in the first quarter of the prior year of $13.7 million included $12.2 million of no or minimal margin jobs. Due to successful sonobuoy drop tests during the current fiscal year, the margins associated with these sales have significantly improved even though total government sales have decreased. Industrial/Other sales were consistent with prior year.

The majority of the Company’s sales come from a small number of key strategic and large OEM customers. Sales to the six largest customers, including government sales, accounted for approximately 67% and 75% of net sales during the first fiscal quarters of 2009 and 2008, respectively. Five of the six largest customers, including government, were also included in the top six customers for the same period last year. Honeywell, an aerospace customer with several facilities to which we supply product, provided 18% and 14% of total sales through September 30, 2008 and 2007, respectively. Siemens Diagnostics, a medical customer, contributed 13% and 17% of total sales during the quarters ended September 30, 2008 and 2007, respectively.
The following table presents income statement data as a percentage of net sales for the three months ended September 30, 2008 and 2007:

	2008	2007
Net sales	100.00%	100.0%
Costs of goods sold	95.6	97.3

Gross profit	4.4	2.7
Selling and administrative expenses	9.5	7.6
Other operating (income) expense — net	0.2	(1.4)

Operating loss	(5.3)	(3.5)
Other income (expense) — net	(0.5)	0.1

Loss before income taxes	(5.8)	(3.4)
Provision (credit) for income taxes	0.4	(1.0)

Net loss	(6.2)%	(2.4)%

An operating loss of $2,853,000 was reported for the three months ended September 30, 2008, compared to an operating loss of $2,054,000 for the three months ended September 30, 2007. The gross profit percentage for the three months ended September 30, 2008, was 4.4%, an increase from 2.7% for the same period last year. Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and costs associated with new program introduction. During the quarter ended September 30, 2008, gross profit was favorably impacted by improved margins on sales to several customers, a result of pricing increases and improved performance. In addition, higher overall prices and successful sonobuoy drop tests allowed for Government sales with improved margins due to no required rework or engineering changes. Adversely impacting gross profits last year were government sonobuoy sales with no or minimal margins totaling $12.2 million. During the first quarter of fiscal 2009, we have incurred and expensed approximately $1.2 million in start-up related costs for approximately nine new programs, primarily aerospace, at several facilities, which compares to $0.1 million for the same period last year. These types of expenses are expected to significantly decrease in the second quarter of fiscal 2009 as formal production begins on these programs. Severance costs of approximately $279,000 were included in costs of goods sold during the quarter ended September 30, 2008, which related to the closure of our Albuquerque, New Mexico facility. This closure is discussed further in Note 10 of the Condensed Consolidated Financial Statements. Included in the three months ended September 30, 2008 and 2007 were results from the Company’s Vietnam facility, which has adversely impacted gross profit by $256,000 and $109,000, respectively. Included in costs of goods sold in fiscal 2008 was the write-off of a deferred asset. This write-off totaled approximately $1,643,000 and was the result of an adverse Appellate Court opinion. The gross profit percentage in the quarter ended September 30, 2007, was reduced by 2.8 percentage points due to the write-off.
The increase in selling and administrative expenses for the three months ended September 30, 2008, compared to the same period in the prior year, was primarily due to costs incurred related to outside consultants of approximately $428,000, as well as increased legal costs incurred in connection with a recent trial, which totaled $360,000 in fiscal 2009 compared to $122,000 in fiscal 2008 for this issue.
Interest and investment income decreased from the prior fiscal year, mainly due to less funds available for investment and lower interest rates. Interest expense of $369,000 and $305,000, net of capitalized interest, for the three months ended September 30, 2008 and 2007, respectively, increased due to the increased balance carried on the Company’s line of credit.
Other expense-net for the three months ended September 30, 2008 was $65,000, versus $482,000 in the first quarter of fiscal 2007. Translation adjustments, along with gains and losses from foreign currency transactions, in the aggregate, which are included in other income/expense amounted to a gain of $59,000 and $479,000 for the three months ended September 30, 2008 and 2007, respectively.

The Company experienced an operating loss in the United States which exceeded the operating profits in Canada. Because the Company is responsible for taxes within each jurisdiction, this creates a tax expense for the Company at a time when the Company experienced an overall loss for the quarter. The total tax expense is not offset by any benefit in this period, as the Company has increased the valuation allowance for the United States, which results in zero tax expense. Tax expense of $221,000 for the quarter ended September 30, 2008, compared to a tax benefit of $553,000 for the same period last year, which was before recognition of the valuation reserve at June 30, 2008, was recorded. A further discussion of taxes is included under Income Taxes later under the Critical Accounting Policies and Estimates section.
Due to the factors described above, the Company reported a net loss of $3,362,000 ($(0.34) per share, basic and diluted) for the three months ended September 30, 2008, compared to a net loss of $1,421,000 ($(0.14) per share, basic and diluted) for the corresponding period last year.
LIQUIDITY AND CAPITAL RESOURCES
Until recently, the primary source of liquidity and capital resources had historically been generated from operations. Certain government contracts provide for interim progress billings based on costs incurred. These progress billings reduce the amount of cash that would otherwise be required during the performance of these contracts. As the volume of U.S. defense-related contract work has declined over the past several years, so has the relative importance of progress billings as a liquidity resource. In recent periods, borrowings on the Company’s line of credit facility have increasingly been used to provide necessary working capital in light of significant operating cash flow deficiencies sustained in fiscal 2008 and 2007. It is anticipated that usage of the line of credit during fiscal 2009 will continue to be a significant component in providing the Company working capital.
For the three months ended September 30, 2008, cash and cash equivalents decreased $1,070,000 to $1,859,000. Operating activities used $1,863,000 in fiscal 2009 and $2,068,000 in fiscal 2008 in net cash flows. The primary use of cash from operating activities in fiscal 2009 was the payment of accounts payable and accrued liabilities, which includes approximately $1,057,000 of contingent consideration paid to the prior owners of Astro, as well as funding operating losses. The primary source of cash in fiscal 2009 was the decrease in inventories and accounts receivable, primarily due to the Company’s focus on reducing the level of inventory carried. The primary use of cash in fiscal 2008 was for the payment of accounts payable and accrued liabilities, which includes approximately $596,000 of contingent consideration paid to the prior owners of Astro, as well as funding operating losses. The primary source of cash in fiscal 2008 reflected in the cash flow statement was due to the write-off of inventory previously carried as a deferred asset, as previously discussed.
Cash flows used by investing activities in fiscal 2009 totaled $681,000. Cash flows provided by investing activities in fiscal 2008 totaled $774,00 and was primarily provided by the sale of the Deming facility located in New Mexico, as further discussed below. The primary use of cash from investing activities in fiscal 2009 and 2008 was the purchase of property, plant and equipment. The majority of the expenditures in fiscal 2009 and 2008 were related to new roofing at one facility.
Cash flows provided by financing activities in fiscal 2009 were $1,475,000. Cash flows provided by financing activities in fiscal 2008 were $2,963,000. The primary source of cash from financing activities in fiscal 2009 and 2008 was from accessing the Company’s bank line of credit. The primary uses of cash from financing activities in fiscal 2009 and 2008 was the repayment of debt.
Historically, the Company’s market risk exposure to foreign currency exchange and interest rates on third party receivables and payables was not considered to be material, principally due to their short-term nature and the minimal amount of receivables and payables designated in foreign currency. However, due to the greater volatility of the Canadian dollar, the impact of transaction and translation gains on intercompany activity and balances has increased. If the exchange rate were to materially change, the Company’s financial position could be significantly affected. The Company currently has a bank line of credit totaling $20 million, of which $15.5 million has been borrowed as of September 30, 2008. In addition, the Company has a bank term loan totaling $5.5 million. This bank debt is subject to certain covenants, which were not met at September 30, 2008. National City has agreed to waive the covenants at that date. Covenants will again be applicable for the quarter ending December 31, 2008, which the Company anticipates not being in compliance with as currently written. Management is negotiating with the bank regarding these covenants, and expects to also negotiate with the bank on terms of a credit agreement to replace the one expiring in January 2009. Finally, there are notes payable totaling $4 million outstanding to the former owners of Astro, as well as $2.1 million of Industrial Revenue Bonds. Borrowings are discussed further in Note 5 to the Condensed Consolidated Financial Statements.

At September 30 and June 30, 2008, the aggregate government funded EMS backlog was approximately $27 million and $23 million, respectively. A majority of the September 30, 2008, backlog is expected to be realized in the next 12-15 months. Commercial EMS orders are not included in the backlog. The Company does not believe the amount of commercial activity covered by firm purchase orders is a meaningful measure of future sales, as such orders may be rescheduled or cancelled without significant penalty.
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
On June 17, 2008, Sparton announced its commitment to close the Albuquerque, New Mexico facility of Sparton Technology, Inc., a wholly-owned subsidiary of Sparton Corporation. The Albuquerque facility primarily produced circuit boards for the customers operating in the Industrial/Other market. The closure of this plant was in October 2008. During the quarter ended September 30, 2008, the Company incurred operating charges associated with employee severance costs of approximately $279,000, which are included in costs of goods sold. In addition, there are leased equipment impairment losses of $266,000 that are expected to be incurred and expensed subsequent to the first quarter of fiscal 2009, along with approximately $106,000 of additional severance costs. The land, building, and majority of Albuquerque assets will be sold, with some of the equipment being relocated to other Sparton facilities for their use in production of the retained and transferred customer business. The net book value of the land and building to be sold, which as of September 30, 2008 totaled $5,751,000, was included in property, plant and equipment of the Company’s balance sheet at that date, as the facility was still in an operating mode at that date. The property, plant and equipment of the Albuquerque facility is anticipated to be sold at a net gain. The gain would be recognized in full upon completion of the real estate sale transaction. Sale proceeds are assigned to National City Bank to pay down bank term debt (Note 5 to the Condensed Consolidated Financial Statements).
At September 30, 2008, the Company had $67,588,000 in shareowners’ equity ($6.89 per share), $37,645,000 in working capital, and a 1.69:1 working capital ratio. While the Company believes it has sufficient liquidity for its anticipated needs over the next 12-18 months, including the continued use of its line of credit, improvement in operating cash flow is one of Sparton’s priorities in fiscal 2009.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Information regarding the Company’s long-term debt obligations, environmental liability payments, operating lease payments, and other commitments is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008. There have been no material changes in the nature or amount of the Company’s contractual obligations since June 30, 2008.
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
The Company regularly reviews raw material inventories by customer for both excess and obsolete quantities, with adjustments made accordingly. As of September 30 and June 30, 2008 the inventory reserves totaled $2,882,000 and $3,182,000, respectively. Wherever possible, the Company attempts to recover its full cost of excess and obsolete inventories from customers or, in some cases, through other markets. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income and a reserve is established for the difference between the carrying cost and the estimated realizable amount. Conversely, should the disposition of adjusted excess and obsolete inventories result in recoveries in excess of these reduced carrying values, the remaining portion of the reserves are reversed and taken into income when such determinations are made. It is possible that the Company’s financial position, results of operations and cash flows could be materially affected by changes to inventory reserves for commercial customer excess and obsolete inventories.
Allowance for Probable Losses on Receivables
The accounts receivable balance is recorded net of allowances for amounts not expected to be collected from customers. The allowance is estimated based on historical experience of write-offs, the level of past due amounts, information known about specific customers with respect to their ability to make payments, and future expectations of conditions that might impact the collectibility of accounts. Accounts receivable are generally due under normal trade terms for the industry. Credit is granted, and credit evaluations are periodically performed, based on a customer’s financial condition and other factors. Although the Company does not generally require collateral, cash in advance or letters of credit may be required from customers in certain circumstances, including some foreign customers. When management determines that it is probable that an account will not be collected, it is charged against the allowance for probable losses. The Company reviews the adequacy of its allowance monthly. The allowance for doubtful accounts considered necessary was $197,000 and $258,000 at September 30 and June 30, 2008, respectively. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Given the Company’s significant balance of government receivables and letters of credit from foreign customers, collection risk is considered minimal. Historically, uncollectible accounts have generally been insignificant, have generally not exceeded management’s expectations, and the minimal allowance is deemed adequate.
Pension Obligations
The Company calculates the cost of providing pension benefits under the provisions of Statement of Financial Accounting Standards (SFAS) No. 87, Employers’ Accounting for Pensions, as amended. The key assumptions required within the provisions of SFAS No. 87 are used in making these calculations. The most significant of these assumptions are the discount rate used to value the future obligations and the expected return on pension plan assets. The discount rate is consistent with market interest rates on high-quality, fixed income investments. The expected return on assets is based on long-term returns and assets held by the plan, which is influenced by historical averages. If actual interest rates and returns on plan assets materially differ from the assumptions, future adjustments to the financial statements would be required. While changes in these assumptions can have a significant effect on the pension benefit obligation and the unrecognized gain or loss accounts disclosed in the Notes to the Financial Statements, the effect of changes in these assumptions is not expected to have the same relative effect on net periodic pension expense in the near term. While these assumptions may change in the future based on changes in long-term interest rates and market conditions, there are no known expected changes in these assumptions as of September 30, 2008. As indicated above, to the extent the assumptions differ from actual results, there would be a future impact on the financial statements. The extent to which this will result in future recognition or acceleration of expense is not determinable at this time as it will depend upon a number of variables, including trends in interest rates and the actual return on plan assets. For fiscal 2008, the Company’s pension contribution totaled $79,000, which was paid during the quarter ended March 31, 2008.
During fiscal 2007 a settlement loss was recognized as a result of lump-sum benefit distributions. No settlement loss was experienced in fiscal 2008 or during the first quarter of fiscal 2009. Substantially all plan participants elect to receive their retirement benefit payments in the form of lump-sum settlements. Pro rata settlement adjustments, which can occur as a result of these lump-sum payments, are recognized only in years when the total of such settlement payments exceed the sum of the service and interest cost components of net periodic pension expense. The amount of lump-sum retirement payments can vary greatly in any given year. Given the uncertainty of the occurrence of a settlement loss at this time, and its related amount (if any), no accrual has been made as of September 30, 2008. However, lump-sum benefit payments are monitored regularly and if the level of payments should exceed the current estimated service and interest costs for the year, a settlement adjustment will be considered and recorded if applicable.
On June 30, 2007, the Company adopted the balance sheet recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement required Sparton to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligation) of its plan in the June 30, 2007 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income (loss), net of tax. The adjustment to accumulated other comprehensive income (loss) at adoption represents the net unrecognized actuarial losses and unrecognized prior service costs remaining from the initial adoption of SFAS No. 87, all of which were previously netted against the plan’s funded status in Sparton’s balance sheet pursuant to the provisions of SFAS No. 87. Upon adoption, Sparton recorded an after-tax, unrecognized loss in the amount of $1,989,000, which represented an increase directly to accumulated other comprehensive loss as of June 30, 2007. These amounts will be subsequently recognized as net periodic plan expenses pursuant to Sparton’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods, and that are not recognized as net periodic plan expenses in the same periods, will be recognized as a component of other comprehensive income (loss). The adoption of SFAS No. 158 had no effect on Sparton’s consolidated statement of operations for the year ended June 30, 2007, or for any prior period presented and will not effect Sparton’s operating results in the future.
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
Valuation of Property, Plant and Equipment
SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, requires that the Company record an impairment charge on our investment in property, plant and equipment that we hold and use in our operations if and when management determines that the related carrying values may not be recoverable. If one or more impairment indicators are deemed to exist, Sparton will measure any impairment of these assets based on current independent appraisals or a projected discounted cash flow analysis using a discount rate determined by management to be commensurate with the risk inherent in our business model. Our estimates of cash flows require significant judgment based on our historical and anticipated operating results and are subject to many factors. The most recent such impairment analysis was performed during the fourth quarter of fiscal 2008 and did not result in an impairment charge.
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
Deferred Costs and Claims for Reimbursement
In the normal course of business, the Company from time to time incurs costs and/or seeks related reimbursements or recovery claims from third parties. Such amounts, when recovery is considered probable, are generally reported as other non current assets. Nevertheless, uncertainty is usually present in making these assessments and if the Company is not ultimately successful in recovering these recorded amounts, there could be a material impact on operating results in any one fiscal period. During the quarters ended September 30, 2007 and June 30, 2008, the Company recognized losses of $1.6 million and $0.8 million, respectively, in connection with adjusting certain claims to their estimated net realizable values. See “Other Assets” in Note 1 and see Note 6 to the Condensed Consolidated Financial Statements for more information.

Income Taxes
Our estimates of deferred income taxes and the significant items giving rise to the deferred income tax assets and liabilities are disclosed in Note 7 to the Consolidated Financial Statements included in Item 8, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008. These reflect our assessment of actual future taxes to be paid or received on items reflected in the financial statements, giving consideration to both timing and probability of realization. The recorded net deferred income tax assets, while reduced during fiscal 2008 by a significant valuation allowance, are subject to an ongoing assessment of their recovery, and our realization of these recorded benefits is dependent upon the generation of future taxable income within the United States. During the first quarter of fiscal 2009 the Company incurred an operating loss in the United States. A corresponding increase to the valuation allowance established in June 2008 was recorded. Operations in Canada produced income in the first quarter of the fiscal year. The Company provided for income taxes based on the expected tax rate for the year. If future levels of taxable income are not consistent with our expectations for the remaining quarters, we may be required to record an additional valuation allowance against the remaining deferred tax asset. This could create a material decrease to the Company’s operating results for the year.
OTHER
Litigation
One of Sparton’s facilities, located in Albuquerque, New Mexico, has been the subject of ongoing investigations conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). The investigation began in the early 1980’s and involved a review of onsite and offsite environmental impacts.
At September 30, 2008, Sparton had accrued $5,481,000 as its estimate of the future undiscounted minimum financial liability with respect to this matter. The Company’s cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred, and is anticipated to cover approximately the next 22 years. The Company’s estimate includes equipment and operating costs for onsite and offsite operations and is based on existing methodology. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally, a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. It is possible that cash flows and results of operations could be affected significantly by the impact of the ultimate resolution of this contingency.
Sparton is currently involved with other legal actions, which are disclosed in Part II, Item 1 - “Legal Proceedings”, of this report. At this time, the Company is unable to predict the outcome of those claims.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
MARKET RISK EXPOSURE
The Company manufactures its products in the United States, Canada, and Vietnam. Sales are to the U.S. and Canada, as well as other foreign markets. The Company is potentially subject to foreign currency exchange rate risk relating to intercompany activity and balances and to receipts from customers and payments to suppliers in foreign currencies. Also, adjustments related to the translation of the Company’s Canadian and Vietnamese financial statements into U.S. dollars are included in current earnings. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in the domestic and foreign markets in which the Company operates. However, minimal third party receivables and payables are denominated in foreign currency and the related market risk exposure is considered to be immaterial. Historically, foreign currency gains and losses related to intercompany activity and balances have not been significant. However, due to the greater volatility of the Canadian dollar, the impact of transaction and translation gains has increased. If the exchange rate were to materially change, the Company’s financial position could be significantly affected.
The Company has financial instruments that are subject to interest rate risk, principally long-term debt associated with the recent SMS acquisition in May, 2006. Historically, the Company has not experienced material gains or losses due to such interest rate changes. Based on the fact that interest rates periodically adjust to market values for the majority of term debt issued or assumed in the recent SMS acquisition, interest rate risk is not considered to be significant.

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
The Company’s executive officers, including the chief executive officer (CEO) and chief financial officer (CFO), are responsible for maintaining disclosure controls and procedures. They have designed such controls and procedures to ensure that others make known to them all material information within the organization. Management regularly evaluates ways to improve internal controls. As of the end of the period covered by this Form 10-Q our executive officers, including the CEO and CFO, completed an evaluation of the disclosure controls and procedures and have determined them to be functioning effectively.
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

Upon entering into the Consent Decree, the Company reviewed its estimates of the future costs expected to be incurred in connection with its remediation of the environmental issues associated with its Coors Road facility over the next 30 years. At September 30, 2008, the undiscounted minimum accrual for future EPA remediation approximates $5.5 million. The Company’s estimate is based upon existing technology and current costs have not been discounted. The estimate includes equipment, operating and maintenance costs for the onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes the required periodic reporting requirements. This estimate does not include legal and related consulting costs, which are expensed as incurred.
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
In 1995, Sparton Corporation and STI filed a Complaint in the Circuit Court of Cook County, Illinois, against Lumbermens Mutual Casualty Company and American Manufacturers Mutual Insurance Company demanding reimbursement of expenses incurred in connection with its remediation efforts at the Coors Road facility based on various primary and excess comprehensive general liability policies in effect between 1959 and 1975. In June 2005, Sparton reached an agreement with the insurers under which Sparton received $5,455,000 in cash in July 2005. This agreement reflects a recovery of a portion of past costs the Company incurred in its investigation and site remediation efforts, which began in 1983, and was recorded as income in June of fiscal 2005. In October 2006 an additional one-time cash recovery of $225,000 was reached with an additional insurance carrier. This agreement reflects a recovery of a portion of past costs incurred related to the Company’s Coors Road facility, and was recognized as income in the second quarter of fiscal 2007. The Company continues to pursue an additional recovery from an excess carrier. The probability and amount of recovery is uncertain at this time and no receivable has been recorded.
Customer Relationships
In September 2002, STI filed an action in the U.S. District Court for the Eastern District of Michigan to recover certain unreimbursed costs incurred for the acquisition of raw materials as a result of a manufacturing relationship with two entities, Util-Link, LLC (Util-Link) of Delaware and National Rural Telecommunications Cooperative (NRTC) of the District of Columbia.
STI was awarded damages in an amount in excess of the unreimbursed costs at the trial concluded in November of 2005. As of June 30, 2007, $1.6 million of the deferred costs incurred by the Company were included in other non current assets on the Company’s balance sheet. NRTC appealed the judgment to the U.S. Court of Appeals for the Sixth Circuit and on September 21, 2007, that court issued its opinion vacating the judgment in favor of Sparton. Sparton was unsuccessful in obtaining relief from the decision of the U.S. Court of Appeals and accordingly expensed the previously deferred costs of $1.6 million as costs of goods sold, which was reflected in the Company’s fiscal 2008 financial results reported for the quarter ended September 30, 2007.
The Company has pending an action before the U.S. Court of Federal Claims to recover damages arising out of an alleged infringement by the U.S. Navy of certain patents held by Sparton and used in the production of sonobuoys. A trial of the matter was conducted by the court in April and May of 2008, and a decision in this matter is expected in this fiscal year. The likelihood that the claim will be resolved and the extent of any recovery in favor of the Company is unknown at this time and no receivable has been recorded by the Company.
Product Issues
Some of the printed circuit boards supplied to the Company for its aerospace sales were discovered in fiscal 2005 to be nonconforming and defective. The defect occurred during production at the raw board supplier’s facility, prior to shipment to Sparton for further processing. The Company and our customer, who received the defective boards, contained the defective boards. While investigations were underway, $2.8 million of related product and associated incurred costs were deferred and classified in Sparton’s balance sheet within other non current assets.

In August 2005, Sparton Electronics Florida, Inc. filed an action in the U.S. District Court, Middle District of Florida against Electropac Co. Inc. and a related party (the raw board manufacturer) to recover these costs. A trial was conducted in August 2008 and the trial court made a partial ruling in favor of Sparton, however at an amount less than the previously deferred $2.8 million. Following this ruling, a provision for the loss of $0.8 million was established in the fourth quarter of fiscal 2008. Court ordered mediation was conducted following the court’s ruling and a potential settlement of the claim is pending, subject to successful completion of due diligence. The court’s final ruling was deferred pending completion of the settlement. No further loss contingency, other than the $0.8 million reserve recognized in fiscal 2008 has been established in fiscal 2009, as the Company expects to collect the remaining $2.0 million in full, which was recorded at September 30 and June 30, 2008. Settlement proceeds have been assigned to National City Bank to pay down bank term debt. If the settlement is not concluded, or if the court’s final ruling is less favorable to Sparton, or if the defendants are unable to pay the final judgment, our before-tax operating results at that time could be adversely affected by up to $2.0 million.
Item 1(a). Risk Factors
Information regarding the Company’s Risk Factors is provided in Part I, Item 1(a) “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008. Since that date, there have been two additional risk factors with the potential to affect the Company. One such risk is the increasingly tightened credit market within the Banking industry, which could potentially adversely affect the Company’s ability to borrow funds for working capital, or to borrow them at current rates of interest. In addition, delisting from the New York Stock Exchange could affect the liquidity of our common stock. On October 3, 2008, the Company announced it had been notified by the New York Stock Exchange (the “NYSE”) that the Company was no longer in compliance with the NYSE’s continued listing standards. Sparton is considered below the criteria since the Company’s market capitalization was less than $75 million over a 30 trading-day period and, at the same time, its shareowners’ equity was less than $75 million. As of September 29, 2008, the Company’s 30 trading-day average market capitalization was $34.8 million, and in its Annual Report on Form 10-K as of June 30, 2008, the Company reported shareholders’ equity of $70.9 million. Under applicable NYSE procedures, the Company had 45 days from the receipt of the notice to submit a plan to the NYSE to demonstrate its ability to achieve compliance with the continued listing standards within 18 months by increasing shareowners equity to at least $75 million. Sparton intended to submit such a plan, which would include many of the elements discussed in its September 16, 2008 press release regarding its focus on returning to profitability and improving cash flow. There can be no assurance that the NYSE would accept the Company’s plan or that the Company will be successful in achieving the goals set forth in the plan.
As of October 22, 2008, the Company was no longer in compliance with the another NYSE continued listing standard which requires listed companies to maintain average market capitalization over a consecutive 30 trading-day period of at least $25 million. The Company’s average market capitalization over a consecutive 30 trading-day period was $24.9 million, as of October 22, 2008. When a listed company falls below this standard, the NYSE is permitted to promptly initiate suspension and delisting procedures. The Company has been in discussions with the NYSE regarding their response to this matter, and on November 6, 2008, the NYSE issued formal notification to the Company that it will be initiating suspension and delisting procedures. The Company intends to file an appeal to this decision, following applicable NYSE procedures. The NYSE has advised us that we can expect to continue to trade on the NYSE during the appeal process, subject to ongoing monitoring. In the event of delisting, trading in our common stock would then continue to be conducted on alternative exchanges, such as the AMEX or NASDAQ, provided the Company meets the initial listing requirements of those exchanges, or be quoted on one of two over-the-counter quotation services, one of which is commonly referred to as the electronic bulletin board and, the other, as the “pink sheets.” As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock.
Previously, under applicable procedures, the Company had presented a draft of its plan to achieve $75 million in shareowners’ equity to the NYSE for their initial review. As part of the discussions with the NYSE regarding the $25 million capitalization issue, the NYSE has indicated to the Company that it is suspending the 45 day plan submission requirement for now, pending the results of the Company’s appeal of the $25 million market capitalization requirement.
A delisting from the NYSE will also make us ineligible to use Form S-3 to register the sale of shares of our common stock, thereby making it more difficult and expensive for us to register our common stock or securities and raise additional capital.

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
Item 5. Other Information
On September 29, 2008, the Company received notification that we are no longer in compliance with the New York Stock Exchange’s listing standards based on insufficient market capitalization and shareowners’ equity. Sparton’s intent is to submit a plan to achieve compliance with the standard within 18 months.
Item 6. Exhibits
3.1	By-Laws of the Registrant as amended and incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K, filed November 3, 2008.

3.2	Amended Articles of Incorporation of the Registrant were filed on Form 8-K for the three-month period ended September 30, 2004, and are incorporated herein by reference.

3.3	Amended Code of Regulation of the Registrant were filed on Form 10-Q for the three-month period ended September 30, 2004, and are incorporated herein by reference.

10.1	Agreement dated as of September 17, 2008, by and among the registrant, Lawndale Capital Management, LLC, Diamond A. Partners, L.P., and Diamond A. Investors, L.P., filed as Exhibit 10.1 to the Form 8-K filed on September 19, 2008, and incorporated herein by reference.

31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTON CORPORATION
Date: November 7, 2008	/s/ RICHARD L. LANGLEY
Richard L. Langley, Chief Executive Officer

Date: November 7, 2008	/s/ JOSEPH S. LERCZAK
Joseph S. Lerczak, Chief Financial Officer