Form 10-Q
period 2008-12-31
SPARTON CORP
filed 2009-02-06
CIK 92679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding at
Class of Common Stock	January 31, 2009

$1.25 Par Value	9,931,507

SPARTON CORPORATION AND SUBSIDIARIES
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements (Interim, Unaudited)
SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

	December 31, 2008	June 30, 2008
ASSETS

Current assets:
Cash and cash equivalents	$5,546,847	$2,928,433
Accounts receivable	30,189,993	30,219,070
Inventories and costs of contracts in progress	55,681,130	63,443,221
Deferred income taxes	—	251,545
Prepaid expense and other current assets	2,335,500	844,130
Assets held for sale	5,808,773	—

Total current assets	99,562,243	97,686,399

Property, plant and equipment — net	11,757,886	17,278,713
Deferred income taxes — non current	1,182,643	1,044,987
Goodwill	16,664,724	16,664,804
Other intangibles — net	5,521,772	5,762,397
Other non current assets	2,236,904	4,289,092

Total assets	$136,926,172	$142,726,392

LIABILITIES AND SHAREOWNERS’ EQUITY

Current liabilities:
Short-term bank borrowings	$15,500,000	$13,500,000
Current portion of long-term debt	4,086,815	4,029,757
Accounts payable	27,421,583	23,503,857
Salaries and wages	4,703,941	5,642,302
Accrued health benefits	1,389,241	1,479,729
Other accrued liabilities	5,855,066	7,949,470

Total current liabilities	58,956,646	56,105,115

Pension liability	2,651,652	2,564,438
Long-term debt — non current portion	5,401,688	8,058,497
Environmental remediation — non current portion	4,999,642	5,138,588

Total liabilities	72,009,628	71,866,638

Shareowners’ equity:
Preferred stock, no par value; 200,000 shares authorized, none outstanding	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 9,931,507 and 9,811,507 shares outstanding at December 31 and June 30, 2008, respectively	12,414,384	12,264,384
Capital in excess of par value	19,615,396	19,650,481
Retained earnings	37,439,554	43,592,351
Accumulated other comprehensive loss	(4,552,790)	(4,647,462)

Total shareowners’ equity	64,916,544	70,859,754

Total liabilities and shareowners’ equity	$136,926,172	$142,726,392

See accompanying notes to condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
December 31, 2008 and 2007

	Three months ended		Six months ended
	2008	2007	2008	2007

Net sales	$54,516,566	$54,950,927	$108,512,100	$113,802,790
Costs of goods sold	50,650,880	51,264,690	102,264,252	108,479,154

Gross profit	3,865,686	3,686,237	6,247,848	5,323,636

Selling and administrative expenses	4,954,796	5,037,612	10,071,371	9,536,428
Amortization of intangibles	120,312	120,312	240,625	240,625
EPA related — net environmental remediation	1,501	1,073	2,001	928
Net (gain) loss on sale of property, plant and equipment	16,545	(4,200)	14,437	(932,022)

	5,093,154	5,154,797	10,328,434	8,845,959

Operating loss	(1,227,468)	(1,468,560)	(4,080,586)	(3,522,323)

Other income (expense):
Interest and investment income	16,233	51,528	29,650	78,246
Interest expense	(489,258)	(295,248)	(857,996)	(600,340)
Equity loss in investment	(23,000)	(76,000)	(20,000)	(200,000)
Other — net	(1,090,411)	111,440	(1,025,865)	593,805

	(1,586,436)	(208,280)	(1,874,211)	(128,289)

Loss before income taxes	(2,813,904)	(1,676,840)	(5,954,797)	(3,650,612)
Provision (credit) for income taxes	(23,000)	188,000	198,000	(365,000)

Net loss	$(2,790,904)	$(1,864,840)	$(6,152,797)	$(3,285,612)

Loss per share — basic and diluted	$(0.28)	$(0.19)	$(0.63)	$(0.33)

See accompanying notes to condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended December 31,
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(6,152,797)	$(3,285,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	968,292	1,131,366
Deferred income tax credit	144,000	(154,596)
Equity loss in investment	20,000	200,000
Pension expense	514,622	319,381
Share-based compensation	114,915	72,342
Net (gain) loss on sale of property, plant and equipment	14,437	(932,022)
Other, deferred assets	600,000	1,643,396
Changes in operating assets and liabilities:
Accounts receivable	29,077	(4,032,154)
Inventories, prepaid expenses and other current assets	7,706,875	(96,434)
Accounts payable and accrued liabilities	271,294	5,500,903

Net cash provided by operating activities	4,230,715	366,570

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(1,015,613)	(573,903)
Proceeds from sale of property, plant and equipment	7,029	1,076,018
Other, principally noncurrent other assets	(3,966)	107,477

Net cash (used in) provided by investing activities	(1,012,550)	609,592

Cash Flows From Financing Activities:
Net short-term bank borrowings	2,000,000	3,500,000
Repayment of long-term debt	(2,599,751)	(1,953,515)

Net cash (used in) provided by financing activities	(599,751)	1,546,485

Increase in cash and cash equivalents	2,618,414	2,522,647
Cash and cash equivalents at beginning of period	2,928,433	3,982,485

Cash and cash equivalents at end of period	$5,546,847	$6,505,132

See accompanying notes to condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements
of Shareowners’ Equity (Unaudited)

	Six months ended December 31, 2008
			Capital		Accumulated other
	Common Stock		in excess	Retained	comprehensive
	Shares	Amount	of par value	earnings	income (loss)	Total

Balance at July 1, 2008	9,811,507	$12,264,384	$19,650,481	$43,592,351	$(4,647,462)	$70,859,754
Restricted stock grant issued	120,000	150,000	(150,000)			—
Share-based compensation			114,915			114,915

Comprehensive income (loss), net of tax:
Net loss				(6,152,797)		(6,152,797)
Amortization of unrecognized pension costs					94,672	94,672

Comprehensive loss						(6,058,125)

Balance at December 31, 2008	9,931,507	$12,414,384	$19,615,396	$37,439,554	$(4,552,790)	$64,916,544

	Six months ended December 31, 2007
			Capital		Accumulated other
	Common Stock		in excess	Retained	comprehensive
	Shares	Amount	of par value	earnings	income (loss)	Total

Balance at July 1, 2007	9,811,507	$12,264,384	$19,474,097	$56,730,643	$(1,989,453)	$86,479,671
Share-based compensation			72,342			72,342

Comprehensive income (loss), net of tax:
Net loss				(3,285,612)		(3,285,612)
Amortization of unrecognized pension costs					79,406	79,406

Comprehensive loss						(3,206,206)

Balance at December 31, 2007	9,811,507	$12,264,384	$19,546,439	$53,445,031	$(1,910,047)	$83,345,807

See accompanying notes to condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation — The accompanying unaudited condensed consolidated financial statements of Sparton Corporation and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All significant intercompany transactions and accounts have been eliminated. Certain reclassifications of prior year amounts have been made to conform to the current year presentation. The condensed consolidated balance sheet at December 31, 2008, and the related condensed consolidated statements of operations, cash flows and shareowners’ equity for the six months ended December 31, 2008 and 2007 are unaudited, but include all adjustments (consisting only of normal recurring accruals with the exceptions of the NRTC litigation loss described in Note 6, and the additional deferred income tax asset valuation allowance described in Note 1, both of which occurred in fiscal 2008) which the Company considers necessary for a fair presentation of such interim financial statements. Operating results for the six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009. The terms “Sparton,” the “Company,” “we,” “us,” and “our” refer to Sparton Corporation and subsidiaries.
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
Fair value of financial instruments — The fair value of cash and cash equivalents, trade accounts receivable, short-term bank borrowings, and accounts payable approximate their carrying value. Cash and cash equivalents consist of demand deposits and other highly liquid investments with an original term when purchased of three months or less. With respect to the Company’s long-term debt instruments, consisting of industrial revenue bonds, notes payable and bank debt, management believes the aggregate fair value of these financial instruments reasonably approximates their carrying value at December 31, 2008.
Other investment — The Company has an investment in Cybernet Systems Corporation (Cybernet), which is included in other non current assets and is accounted for under the equity method, as more fully described in Note 9 of this report.
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
The Company has financial instruments that are subject to interest rate risk. As a result of the May 31, 2006, Sparton Medical Systems, Inc. (SMS) acquisition, the Company is obligated on bank debt with an adjustable rate of interest, as more fully discussed in Note 5, which would adversely impact results of operations should the interest rate significantly increase.
Long-lived assets — The Company reviews long-lived assets that are not held for sale for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is determined by comparing the carrying value of the assets to their estimated future undiscounted cash flows. If it is determined that an impairment of a long-lived asset has occurred, a current charge to income is recognized. The Company also has goodwill and other intangibles which are considered long-lived assets. $770,000 of goodwill is associated with the Company’s investment in Cybernet, which is included with that investment in other non current assets. The approximate $22.2 million and $22.4 million in net carrying value of goodwill and other intangibles reflected on the Company’s balance sheet as of December 31 and June 30, 2008, respectively, is associated with the acquisition of SMS. For a more complete discussion of goodwill and other intangibles, see Note 4.
Other assets — Included in other current assets as of December 31, 2008 and other non current assets as of June 30, 2008, was $1.4 million and $2.0 million, respectively, of defective inventory materials and related validation costs for which the Company is being reimbursed from other parties, which is described in Note 6.
Common stock repurchases — The Company records common stock repurchases at cost. The excess of cost over par value is first allocated to capital in excess of par value based on the per share amount of capital in excess of par value for all outstanding shares, with the remainder charged to retained earnings. Repurchased shares are retired. No shares were repurchased during the six months ended December 31, 2008 or 2007.

Deferred income taxes — Deferred income taxes are based on enacted income tax rates in effect on the dates temporary differences between the financial reporting and tax bases of assets and liabilities are expected to reverse. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in operating results in the period that includes the enactment date. A valuation allowance of approximately $10 million was established at June 30, 2008 against the Company’s net deferred income tax asset. In addition, for the six months ended December 31, 2008, an additional valuation allowance of approximately $1.8 million was established against the net deferred income tax assets, as a result of continuing operating losses. If future levels of taxable income in the United States are not consistent with our expectations for the remaining quarters, we may need to further increase the valuation allowance. For additional discussion on income taxes see Critical Accounting Polices and Estimates.
Supplemental cash flows information — Supplemental cash and noncash activities for the six months ended December 31, 2008 and 2007 were as follows:

	2008	2007

Net cash paid (refunded) during the period for:
Income taxes	$290,000	$(46,000)

Interest	$777,000	$601,000

Notes to supplemental cash flows information:

1)	Income taxes consist primarily of the U.S. dollar equivalent of taxes paid to the Canadian government related to our Canadian operations.

2)	Interest includes $2,000 and $4,000 of capitalized interest in fiscals 2009 and 2008.
New accounting standards — On December 30, 2008, the Financial Accounting Standards Board (FASB) issued Staff Position FSP 132(R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits, to improve disclosures about plan assets in an employer’s defined benefit pension or other postretirement plans, including the basis for investment allocation decisions, expanded major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for a period, and significant concentrations of risk within plan assets. The provisions of FSP 132(R)-1 are effective for Sparton’s fiscal year ending on June 30, 2010, with early application permitted. Because the “other” or “alternative” investments category as a percentage of the total plan assets of Sparton’s pension plan are not significant, management does not believe that early implementation of these additional disclosures will be a critical element in significantly enhancing users’ ability to evaluate the nature and risks of invested plan assets, significant investment strategies, or the relative reliability of fair value measurements.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) requires an acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for Sparton beginning on July 1, 2009 (fiscal 2010) and is applicable only to transactions occurring after that effective date.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement provides reporting entities the one-time election (the “fair value option”) to measure financial instruments and certain other items at fair value. For items for which the fair value option has been elected, unrealized gains and losses are to be reported in earnings at each subsequent reporting date. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Both SFAS No. 159 and SFAS No. 157 were effective for financial statements issued by Sparton for the first interim period of our 2009 fiscal year, which began on July 1, 2008. The adoption of SFAS No. 159 had no significant impact on the Company’s consolidated financial statements. The Company did not elect the fair value option for any of its financial assets and liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) FAS No. 157-2. This FSP delays the effective date of SFAS No. 157 until fiscal 2010 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. Through December 31, 2008, SFAS No. 157 had no effect on the Company’s consolidated results of operations or financial position with respect to its financial assets and liabilities. Effective July 1, 2009, the Company will apply the fair value measurement and disclosure provisions of SFAS No. 157 to its nonfinancial assets and liabilities measured on a nonrecurring basis. Such application is not expected to have a material impact on the Company’s consolidated results of operations or financial position. The Company measures the fair value of the following on a nonrecurring basis: (1) long-lived assets and other intangibles, which include customer relationship and non-compete agreements, and (2) the reporting unit under step one of the Company’s goodwill impairment test.

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
NOTE 2. INVENTORIES AND COSTS OF CONTRACTS IN PROGRESS
Customer orders are based upon forecasted quantities of product, manufactured for shipment over defined periods. Raw material inventories are purchased to fulfill these customer requirements. Within these arrangements, customer demands for products frequently change, sometimes creating excess and obsolete inventories. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income and a reserve is established for the difference between the carrying cost and the estimated realizable amount. Conversely, should the disposition of adjusted excess and obsolete inventories result in recoveries in excess of these reduced carrying values, the remaining portion of the reserve is reversed and taken into income when such determinations are made. It is possible that the Company’s financial position and results of operations could be materially affected by changes to the inventory reserves for excess and obsolete inventories. These reserves totaled $2,351,000 and $3,182,000 at December 31 and June 30, 2008, respectively.
Inventories are valued at the lower of cost (first-in, first-out basis) or market and include costs related to long-term contracts. Inventories, other than contract costs, are principally raw materials and supplies. The following are the approximate major classifications of inventory, net of progress billings and related reserves, at each balance sheet date:

	December 31, 2008	June 30, 2008

Raw materials	$42,921,000	$48,237,000
Work in process and finished goods	12,760,000	15,206,000

	$55,681,000	$63,443,000

Work in process and finished goods inventories include $1.9 and $1.5 million, of completed, but not yet accepted, sonobuoys at December 31 and June 30, 2008, respectively. Inventories were reduced by progress billings to the U.S. government, related to long-term contracts, of approximately $1.3 million and $0.8 million, respectively, at December 31 and June 30, 2008.
NOTE 3. DEFINED BENEFIT PENSION PLAN
Periodic benefit cost — The Company sponsors a defined benefit pension plan covering certain salaried and hourly U.S. employees. The components of net periodic pension expense are as follows for the three months and six months ended December 31:

	Three months ended		Six months ended
	2008	2007	2008	2007

Service cost	$129,000	$146,000	$264,000	$269,000
Interest cost	176,000	145,000	328,000	303,000
Expected return on plan assets	(101,000)	(160,000)	(288,000)	(373,000)
Amortization of prior service cost	26,000	25,000	52,000	51,000
Amortization of unrecognized net actuarial loss	125,000	39,000	159,000	69,000

Net periodic benefit cost	$355,000	$195,000	$515,000	$319,000

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
NOTE 4. GOODWILL AND OTHER INTANGIBLES
The Company follows SFAS No. 141, Business Combinations (SFAS No. 141), SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142) and SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (SFAS No. 144). SFAS No. 141 specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually. Cybernet’s goodwill and goodwill related to the purchase of SMS, which occurred in May 2006, is reviewed for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill from Cybernet and SMS was reviewed for impairment during the fourth quarter of fiscal 2008, with the next review expected to occur in the fourth quarter of fiscal 2009. SFAS No. 144 requires that intangible assets with definite useful lives be amortized over their estimated useful lives to their estimated residual values and be reviewed for impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. The change in the carrying amounts of goodwill and amortizable intangibles during the six months ended December 31, 2008 and the year ended June 30, 2008, were as follows:

		Amortizable	Total
	Goodwill	Intangibles	Intangibles

Balance at July 1, 2007	$15,608,000	$6,244,000	$21,852,000
Goodwill addition	1,057,000	—	1,057,000
Amortization	—	(482,000)	(482,000)

Balance at June 30, 2008	16,665,000	5,762,000	22,427,000
Amortization	—	(241,000)	(241,000)

Balance at December 31, 2008	$16,665,000	$5,521,000	$22,186,000

Goodwill — Goodwill at July 1, 2007 of $15,608,000 related to the Company’s purchase of SMS. Additional goodwill was recorded in fiscal 2008 in the amount of $1,057,000 resulting from accrued contingent consideration determined to be earned by the sellers of SMS and recognized at the fiscal year ended June 30, 2008, compared to $596,000 of contingent payout earned in fiscal 2007. The purchase agreement calls for two additional earn out payments to occur at the end of fiscal 2009 and fiscal 2010. Goodwill in the amount of $770,000 related to the Company’s investment in Cybernet (see note 9) is included with that equity investment in other non current assets.
Other intangibles — Other intangibles of $6,765,000 were recognized upon the purchase of SMS in May 2006, consisting of intangibles for non-compete agreements of $165,000 and customer relationships of $6,600,000. These costs are being amortized ratably over 4 years and 15 years, respectively. Amortization of intangible assets is estimated to be approximately $481,000 for fiscal 2009 and 2010 and approximately $440,000 for each of the subsequent 9 years. Amortization for the six months ended December 31, 2008 and the twelve months ended June 30, 2008 was as follows:

			Total
	Non-compete	Customer	Amortizable
	Agreements	Relationships	Intangibles

Balance at July 1, 2007, net	$120,000	$6,124,000	$6,244,000
Amortization	(41,000)	(441,000)	(482,000)

Balance at June 30, 2008, net	79,000	5,683,000	5,762,000
Amortization	(21,000)	(220,000)	(241,000)

Balance at December 31, 2008, net	$58,000	$5,463,000	$5,521,000

Accumulated amortization as of December 31, 2008	$106,000	$1,137,000	$1,243,000

NOTE 5. BORROWINGS
Short-term debt maturities and line of credit — Short-term debt as of December 31, 2008, includes the current portion of long-term bank loan debt of $2,000,000, the current portion of long-term notes payable of $1,976,000, and the current portion of Industrial Revenue bonds of $111,000. Both the bank loan and the notes payable were incurred as a result of the Company’s purchase of SMS in May 2006, and are due and payable in equal installments over the next several years as further discussed below. The Industrial Revenue bonds were assumed at the time of SMS’s purchase and were previously incurred by Astro Instrumentation, LLC (Astro).
The Company also has available an $18 million, or 80% of eligible receivables whichever is the lessor, revolving line-of-credit facility ($20 million prior to January 2009) provided by National City Bank to support working capital needs and other general corporate purposes, which is secured by substantially all assets of the Company. This line of credit, which was scheduled to expire in January 2009, has been extended to May 2009. Borrowings bear interest at the variable rate of LIBOR plus 500 basis points, which as of December 31, 2008 equaled an effective rate of 5.47% (5.48% as of June 30, 2008). This line of credit may be further renegotiated during fiscal 2009. As a condition of this line of credit, the Company is subject to compliance with certain customary covenants. The Company did not meet its EBITDA and tangible net worth covenants for the quarters ended September 30 and December 31, 2008, and National City waived its right to accelerate payment of the debt arising from our noncompliance with those covenants for those quarters. As of December 31 and June 30, 2008, there was $15.5 and $13.5 million drawn against this credit facility, respectively. Interest accrued on those borrowings amounted to approximately $25,000 and $16,000 as of December 31 and June 30, 2008, respectively. The Company is currently seeking an expanded credit facility to replace the current line of credit that was extended to May 2009.
Long-term debt — Long-term debt, all of which arose in conjunction with the SMS acquisition, consists of the following obligations at each balance sheet date:

	December 31, 2008	June 30, 2008

Industrial Revenue bonds, face value	$2,210,000	$2,266,000
Unamortized purchase discount	(126,000)	(131,000)

Industrial Revenue bonds, carrying value	2,084,000	2,135,000
Bank loan	4,400,000	6,000,000
Notes payable	3,005,000	3,953,000

Total long-term debt	9,489,000	12,088,000
Current portion long-term debt	(4,087,000)	(4,030,000)

Long-term debt, net of current portion	$5,402,000	$8,058,000

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
The bonds carry certain requirements generally obligating the Company to deposit funds into a sinking fund. The sinking fund requires the Company to make monthly deposits of one twelfth of the annual obligation plus accrued interest. The purchase discount is being amortized ratably over the remaining term of the bonds. Amortization expense for the six months ended December 31, 2008 and the year ended June 30, 2008, respectively, was approximately $5,000 and $10,000, respectively. The Company has issued an irrevocable letter of credit in the amount of $284,000 to secure repayment of a portion of the bonds. A further discussion of borrowings and other information related to the Company’s purchase of SMS may be found in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
The bank term loan, provided by National City Bank with an original principal of $10 million, is being repaid over five years, with quarterly principal payments of $500,000 which commenced September 1, 2006. This loan bears interest at the variable rate of LIBOR plus 500 basis points, with interest calculated and paid quarterly along with the principal payment. As of December 31 and June 30, 2008, respectively, the effective interest rate equaled 5.46% and 5.48%, with accrued interest of approximately $71,000 and $25,000 for both periods. As a condition of this bank term loan, the Company is subject to compliance with the same covenants that apply to the line of credit.

As previously discussed, the Company did not meet the covenants at September 30 and December 31, 2008 and National City Bank waived its right to accelerate payment of the debt arising from our non-compliance for those quarters. This debt is secured by substantially all assets of the Company. In addition, proceeds from the expected sale of the Albuquerque facility (Note 10), as well as the settlement related to defective circuit board litigation (Note 6), have been assigned to National City Bank to be used to pay down this bank term debt, with the excess, if any, to be returned to the Company for other uses. In December 2008, $600,000 was received related to the circuit board litigation and was applied as payment to the term debt as agreed.
Two notes payable with initial principal of $3,750,000 each, totaling $7.5 million, are payable to the sellers of Astro. These notes are to be repaid over four years, in aggregate semi-annual payments of principal and interest in the combined amount of $1,057,000 on June 1 and December 1 of each year. Payments commenced on December 1, 2006. These notes each bear interest at 5.5% per annum. The notes are proportionately secured by the stock of Astro. As of December 31 and June 30, 2008, there was interest accrued on these notes in the amount of approximately $14,000 and $18,000, respectively.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Environmental Remediation
One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been involved with ongoing environmental remediation since the early 1980’s. At December 31, 2008, Sparton had accrued $5,424,000 as its best estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which $424,000 is classified as a current liability and included on the balance sheet in other accrued liabilities. The Company’s minimum cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements.
In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (DOE) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8,400,000 incurred from the date of settlement, of which approximately $2,382,000 has been expensed as of December 31, 2008. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency.
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
The Company has pending an action before the U.S. Court of Federal Claims to recover damages arising out of an infringement by the U.S. Navy of certain patents held by Sparton and used in the production of sonobuoys. Pursuant to the engagement agreement between the Company and counsel conducting the litigation, a significant portion of the claim will be retained by the Company’s counsel if the litigation is successfully concluded. A trial of the matter was conducted by the court in April and May of 2008, and a decision in this matter is expected in this fiscal year. The likelihood that the claim will be resolved and the extent of any recovery in favor of the Company is unknown at this time and no receivable has been recorded by the Company.

Product Issues
Some of the printed circuit boards supplied to the Company for its aerospace sales were discovered in fiscal 2005 to be nonconforming and defective. The defect occurred during production at the raw board supplier’s facility, prior to shipment to Sparton for further processing. The Company and our customer, who received the defective boards, contained the defective boards. While investigations were underway, $2.8 million of related product and associated incurred costs were initially deferred and classified in Sparton’s balance sheet within other non current assets.
In August 2005, Sparton Electronics Florida, Inc. filed an action in the U.S. District Court, Middle District of Florida against Electropac Co. Inc. and a related party (the raw board manufacturer) to recover these costs. A trial was conducted in August 2008 and the trial court made a partial ruling in favor of Sparton, however, at an amount less than the previously deferred $2.8 million. Following this ruling, a provision for a loss of $0.8 million was established in the fourth quarter of fiscal 2008. Court ordered mediation was conducted following the court’s ruling and a settlement was reached in September 2008. No further loss contingency, other than the $0.8 million reserve recognized in fiscal 2008, has been established in fiscal 2009, as the Company expects to collect the settlement in full. Receipt of amount due is further supported by a mortgage granted to Sparton of property valued in excess of the remaining $1.4 million, as well as the ability for Sparton to attach other assets of Electropac. In December 2008, a recovery of $0.6 million against the $2.0 million was received, with the balance expected to be received by September 30, 2009. As of December 31, 2008, $1.4 million remains in other current assets in the Company’s balance sheet, compared to the $2.0 million reported in other non current assets as of June 30, 2008. Settlement proceeds have been assigned to National City Bank to pay down bank term debt (described in Note 5). If the defendants are unable to pay the final judgment, our before-tax operating results at that time could be adversely affected by up to $1.4 million.
Employment Agreements
In November 2008, concurrent with the appointment of the Company’s new Chief Executive Officer and the continued retention of its President (formerly the interim CEO), Sparton entered into employment agreements with each of the two executives. The agreements generally provide for fixed annual base compensation amounts, annual performance bonuses based on goal attainments, a portion of which is guaranteed, incentive plans, other customary benefits, and termination without cause considerations. The initial term of the agreements are 19 months for the President and 3 years for the CEO.
NOTE 7. COMMON STOCK
The Company maintains a common stock incentive plan (the “Plan”) which provides for the granting of common stock options, restricted stock and other share-based awards to key employees and non-employee directors. The Plan’s termination date with respect to the granting of new awards is October 27, 2009.
Pursuant to SFAS No. 123(R), Share-Based Payment, compensation expense is measured on the grant date, based on the fair value of the award calculated at that date, and is recognized over the employee’s requisite service period, which generally is the award’s vesting period. Fair value of stock option awards is calculated using the Black-Scholes option pricing model, whereas fair value of restricted stock awards is based upon the quoted market share price of the Company’s common stock on its grant date.
The following table presents share-based compensation expense and related components for the three months and the six months ended December 31, 2008 and 2007, respectively:

	Three months ended		Six months ended
	2008	2007	2008	2007

Share-based compensation expense:
Stock options	$42,000	$52,000	$93,000	$72,000
Restricted stock	22,000	—	22,000	—

	$64,000	$52,000	$115,000	$72,000

Related tax benefit	—	—	—	—

As of December 31, 2008, unrecognized compensation costs related to nonvested awards amounted to $349,000:

	Unrecognized	Remaining weighted-average
	compensation costs	number of years to expense
Nonvested stock options	$101,000	0.80
Nonvested restricted stock	248,000	1.01

Total nonvested awards	$349,000	0.95

Common Stock Options:
The Plan includes 970,161 authorized and unissued common shares, comprised of 760,000 original shares increased by 210,161 shares for the subsequent declaration of stock dividends, reserved for option grants to key employees and directors at the fair market value of the Company’s common stock at the date of the grant. Options granted to date have either a five-year or ten-year term and become vested and exercisable cumulatively beginning one year after the grant date, in four equal annual installments. Options may terminate before their expiration dates if the optionee’s status as an employee is terminated, retired, or upon death.
Employee stock options, which are granted by the Company pursuant to the Plan, which was last amended and restated on October 24, 2001, are structured to qualify as “incentive stock options” (ISOs) as defined by the Internal Revenue Code. Stock options granted to non-employee directors are non-qualified stock options (NQSOs). Under current federal income tax regulations, the Company does not receive a tax deduction for the issuance, exercise or disposition of ISOs if the employee meets certain holding period requirements. If the employee does not meet the holding period requirement a disqualifying disposition occurs, at which time the Company can receive a tax deduction. The Company does not record tax benefits related to ISOs unless and until a disqualifying disposition occurs. In the event of a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense. In accordance with SFAS No. 123(R), excess tax benefits (where the tax deduction exceeds the recorded compensation expense) are credited to “capital in excess of par value” in the consolidated statement of shareowners’ equity and tax benefit deficiencies (where the recorded compensation expense exceeds the tax deduction) are charged to “capital in excess of par value” to the extent previous excess tax benefits exist.
In general, the Company’s policy is to issue new shares upon the exercise of a stock option. A summary of option activity under the Company’s stock option plan for the six months ended December 31, 2008 is presented below. The intrinsic value of a stock option reflects the difference between the market price of the share under option at the measurement date (i.e., date of exercise or date outstanding in the table below) and its exercise price. Stock options are excluded from this calculation if their exercise price is above the stock price of the share under option at the measurement date. All options presented have been adjusted to reflect the impact of all 5% common stock dividends declared.

			Wtd. Avg. Remaining
	Total Shares	Wtd. Avg.	Contractual	Aggregate
	Under Option	Exercise Price	Term (years)	Intrinsic Value
Outstanding at July 1, 2008	223,385	$8.22	6.65	—
Granted	—
Exercised	—
Forfeited or expired	(3,126)	$8.08	—	—

Outstanding at December 31, 2008	220,259	$8.23	6.16	—

Exercisable at December 31, 2008	167,582	$8.12	6.01	—

The aggregate intrinsic value of options outstanding, which includes options exercisable, at December 31, 2008, was $0, as all options both outstanding and exercisable had an exercise price above the market price of the share under option at that date. The exercise price of stock options outstanding at December 31, 2008, ranged from $6.52 to $8.57.
There were no stock options granted during the six months ended December 31, 2008. Assumptions utilized in determining the amount expensed for stock options during the periods presented herein are consistent with, and disclosed in, the Company’s previously filed Annual Report on Form 10-K for the year ended June 30, 2008.

Restricted Stock Award:
On November 24, 2008, 120,000 shares of restricted common stock, with a market price of $2.25, were awarded and issued to Sparton’s new Chief Executive Officer. The 120,000 shares of restricted stock vest in the following manner: 46,666 vest on June 30, 2009; 46,666 vest on June 30, 2010; and 26,668 vest on June 30, 2011. The issued shares have all rights of ownership, including receipt of dividends, except they may not be sold or transferred until the conclusion of each annual vesting period. The fair value of the award was equal to the quoted value of the Company’s common stock on the grant date.
As of December 31, 2007 there were no restricted stock awards outstanding. As of December 31, 2008, unrecognized compensation costs related to the awards amounted to $248,000, and will be recognized over the remaining weighted-average service period of approximately 1.01 years.
A summary of the status of the Company’s nonvested shares as of December 31, 2008, and changes during the six months ended is presented below:

	Number	Wtd. Avg.
	of Shares	Fair Value
Nonvested at July 1, 2008	—	—
Granted and issued	120,000	$2.25
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2008	120,000	$2.25

After the issuance of the 120,000 shares of restricted stock, 153,732 shares remain available under the Company’s stock incentive plan for future grant.
NOTE 8. EARNINGS (LOSS) PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding, excluding nonvested restricted shares. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding plus common share equivalents calculated for stock options and restricted common stock outstanding using the treasury stock method.
Due to the Company’s interim reported net losses for the three months and six months ended December 31, 2008 and 2007, all share-based awards outstanding, were excluded from the computation of diluted earnings per share for those periods, as their inclusion would have been anti-dilutive.
Basic and diluted loss per share for the three months and six months ended December 31, 2008 and 2007 were computed based on the following shares outstanding:

	Three months ended		Six months ended
	2008	2007	2008	2007

Weighted average shares outstanding	9,811,507	9,811,507	9,811,507	9,811,507
Basic and diluted income (loss) per share	$(0.28)	$(0.19)	$(0.63)	$(0.33)
NOTE 9. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) currently includes net income (loss) as well as certain changes in the funded status of the Company’s pension plan, which are excluded from operating results. Unrealized actuarial gains and losses and certain changes in the funded status of the pension plan, net of tax, are excluded from net income (loss), but are reflected as a direct charge or credit to shareowners’ equity. Comprehensive income (loss) and the related components, net of tax, are disclosed in the accompanying condensed consolidated statements of shareowners’ equity. Comprehensive income (loss) is summarized as follows for the three months and six months ended December 31, 2008 and 2007, respectively:

	Three months ended		Six months ended
	2008	2007	2008	2007

Net loss	$(2,791,000)	$(1,865,000)	$(6,153,000)	$(3,286,000)
Amortization of unrecognized pension costs	55,000	42,000	95,000	79,000

Comprehensive loss	$(2,736,000)	$(1,823,000)	$(6,058,000)	$(3,207,000)

At December 31 and June 30, 2008, shareowners’ equity includes accumulated other comprehensive loss of $4,553,000 and $4,647,000, respectively, net of tax, which consists solely of the sum of the unrecognized prior service cost and net actuarial loss of the Company’s defined benefit pension plan. Amortization of unrecognized pension expense, net of tax, included in accumulated other comprehensive loss for the three months and six months ended December 31, 2008 and 2007, respectively, is summarized by component in the following table:

	Three months ended		Six months ended
	2008	2007	2008	2007

Prior service cost — net of tax	$17,000	$17,000	$35,000	$34,000
Net actuarial (loss) gain — net of tax	38,000	25,000	60,000	45,000

Total	$55,000	$42,000	$95,000	$79,000

In June 1999, the Company purchased a 14% interest (12% on a fully diluted basis) in Cybernet for $3,000,000, which included a seat on Cybernet’s three member Board of Directors. Cybernet is a developer of hardware, software, next-generation network computing, and robotics products. It is located in Ann Arbor, Michigan. The investment is accounted for under the equity method and is included in other non current assets on the balance sheet. At December 31 and June 30, 2008, the Company’s investment in Cybernet amounted to $1,955,000 and $1,975,000, respectively, representing its equity interest in Cybernet’s net assets plus $770,000 of goodwill. The Company believes that the equity method is appropriate given Sparton’s level of involvement in Cybernet. The use of the equity method requires Sparton to record its share of Cybernet’s income or loss in earnings (“Equity income/loss in investment”) in Sparton’s statements of operations with a corresponding increase or decrease in the investment account (“Other non current assets”) in Sparton’s balance sheets. In addition, Sparton’s share of any unrealized gains (losses) on available-for-sale securities, when held by Cybernet, is carried in accumulated other comprehensive income (loss) within the shareowners’ equity section of Sparton’s balance sheets. During fiscal 2007 Cybernet liquidated these investments.
NOTE 10. PLANT CLOSURES
Albuquerque, New Mexico — On June 17, 2008, Sparton announced its commitment to close the Albuquerque, New Mexico facility of Sparton Technology, Inc., a wholly-owned subsidiary of Sparton Corporation. The Albuquerque facility primarily produced circuit boards for customers operating in the Industrial/Other market. The plant ceased production and closed in October 2008. Net sales for the Albuquerque facility for the fiscal year ended June 30, 2008 were $23,285,000, which represented approximately 10% of Sparton’s consolidated net sales. We are working to retain the customers comprising these sales, and transition the manufacture of their product to other Sparton facilities, however, sales may not be retained at levels previously experienced. During the quarter ended June 30, 2008, the Company incurred operating charges associated with employee severance costs of approximately $181,000, which were included in costs of goods sold. Additional severance related costs of $32,000 and $311,000 were incurred and expensed for the three months and six months ended December 31, 2008, respectively.
The land and building in Albuquerque is currently marketed for sale. The majority of other assets and equipment was relocated to other Sparton facilities for their use in production of the retained and transferred customer business. The net book value of the land and building to be sold, which as of December 31, 2008 totaled $5,809,000, is reported as held for sale on the Company’s balance sheet as a current asset at that date. Depreciation on these assets ceased in October 2008. At June 30, 2008, $5,782,000 was included in property, plant and equipment on the Company’s balance sheet, as the facility was still in an operating mode at the fiscal year end. The property and plant of the Albuquerque facility is anticipated to be sold at a net gain. The gain would be recognized in full upon completion of the real estate sale transaction.

As of December 31, 2008 and June 30, 2008, the following assets and liabilities of the Albuquerque facility were included in the consolidated balance sheets:

	December	June

Current assets	$5,941,000	$8,837,000
Property, plant and equipment (net)	108,000	6,121,000

Total assets	$6,049,000	$14,958,000

Current liabilities	$841,000	$2,814,000
Long term liabilities (EPA, see Note 6)	5,000,000	5,139,000

Total liabilities	$5,841,000	$7,953,000

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
NOTE 11. SUBSEQUENT EVENT
On February 6, 2009, the Company announced a reduction in force. The reduction involves 6% of the approximately 1,000 employees currently employed. It is estimated that annual savings related to wages and associated benefits of $4,100,000 will be realized. Approximately $400,000 of severance cost related to this reduction in force is expected to be incurred during the three months ending March 31, 2009. In addition to the above anticipated cost reductions, an additional $600,000 is estimated to be saved annually through the immediate termination of contract workers currently working for the Company.
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
Other risks and uncertainties that may affect our operations, performance, growth forecasts and business results include, but are not limited to, timing and fluctuations in U.S. and/or world economies, sharp volatility of world financial markets over a short period of time, competition in the overall EMS business, availability of production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, foreign currency exchange rate risk, uncertainties associated with the outcome of litigation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation, customer labor and work strikes, and uncertainties related to defects discovered in certain of the Company’s aerospace circuit boards. Further risk factors are the availability and cost of materials. A number of events can impact these risks and uncertainties, including potential escalating utility and other related costs due to natural disasters, as well as political uncertainties such as the conflict in Iraq. The Company has encountered availability and extended lead time issues on some electronic components due to strong market demand; this resulted in higher prices and/or late deliveries. In addition, some electronics components used in production are available from a limited number of suppliers, or a single supplier, which may affect availability and/or pricing. Additionally, the timing of sonobuoy sales to the U.S. Navy is dependent upon access to the test range and successful passage of product tests performed by the U.S. Navy. Reduced governmental budgets have made access to the test range less predictable and less frequent than in the past. Additional risk factors that have arisen more recently include risks associated with the increasingly tightened credit market, recent volatility in the stock markets, and the impact on the Company’s defined contribution plan, and the risk that the Company’s stock might be delisted from the New York Stock Exchange. Finally, the Sarbanes-Oxley Act of 2002 required changes in, and formalization of, some of the Company’s corporate governance and compliance practices. The SEC and New York Stock Exchange (NYSE) also passed rules and regulations requiring additional compliance activities. Compliance with these rules has increased administrative costs, and it is expected that certain of these costs will continue indefinitely. A further discussion of the Company’s risk factors has been included in Part I, Item 1(a), “Risk Factors”, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and Part II Item 1(a) of this report. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report.
EXECUTIVE SUMMARY
In summary, the major elements affecting fiscal 2009 six months net loss compared to fiscal 2008 six months net loss were as follows (in millions):

Net loss year-to-date fiscal 2008		$(3.3)
Deferred asset write-off in fiscal 2008	$1.6
Gain on Deming, NM plant sale in fiscal 2008	(0.9)

	0.7

New customer program starts	(0.5)
Reduced margin on one medical program	(0.8)
Increased interest expense	(0.3)
Increased income tax expense	(0.6)
Improved sonobuoy completion costs	0.4
Increased legal and consulting expense	(1.2)
Reduced margin on three aerospace customers	(0.5)
Increased pension expense	(0.2)
Albuquerque NM severance	(0.3)
Other, net	0.4

	(3.6)

Net change		(2.9)

Net loss year-to-date fiscal 2009		$(6.2)

Year to date, fiscal 2009 has been impacted by:
•	Consistent and successful sonobuoy drop tests contributing to sales and improved margins. Margins improved due to improved labor efficiencies and less rework cost. There were no minimal or no margin contracts in sales in fiscal 2009.

•	Higher sales in the Aerospace market of $9.7 million over the same period last year.

•	Reduced margin on one medical program, due to lower sales volume, of $0.8 million compared to the same period last year.

•	Significant non-recovered new program start-up costs totaling $1.5 million, related to hiring staff, training personnel and the costs of ordering material in advance of production, compounded by customer delays which led to further unexpected cost growth; an increase of $0.5 million from the same six month period in the prior year. Costs also grew due to operating inefficiencies in reaching on-going production status.

•	Increased administrative expenses primarily related to consulting fees totaling $1.0 million above prior year.

•	Closing costs incurred for the Albuquerque, New Mexico facility related to severance benefits reduced gross margins by approximately $0.3 million in fiscal 2009.

•	Income tax expense of $0.2 million in fiscal 2009, compared to a tax benefit of $0.4 million in the same six month period last year.
These various factors, among others, are further discussed below. In this context, Sparton alerts readers that our new Chief Executive Officer has initiated a full evaluation of our operations, including operating structure. This evaluation, which is ongoing, likely may result in changes to the analysis of how the components of Sparton’s business contribute to consolidated operating results and the overall level of disaggregation of reported financial data, including the nature and number of operating segments, disclosure of segment information and the consistency of such information with internal management reports. Management’s best estimate is that this evaluation may be completed by June 30, 2009. The management discussion and analysis of operations disclosure in the Company’s future periodic reports is expected be revised in order to be consistent with the changes that arise due to this evaluation.

RESULTS OF OPERATIONS — For the three months ended December 31:

	2008		2007
MARKET	Net Sales	% of Total	Net Sales	% of Total	% Change

Aerospace	$24,879,000	46%	$15,164,000	27%	64%
Medical/Scientific Instrumentation	15,910,000	29	19,551,000	36	(19)
Government	7,784,000	14	10,798,000	20	(28)
Industrial/Other	5,943,000	11	9,438,000	17	(37)

Totals	$54,516,000	100%	$54,951,000	100%	(1)%

Sales for the three months ended December 31, 2008, totaled $54,516,000, a decrease of $435,000 (1%) from the same quarter last year. Aerospace sales increased from the prior year by $9,715,000, primarily due to increased sales volume to three existing customers, who had a combined increase of $5,604,000. In addition, sales to a new customer contributed another $1,666,000. Medical/Scientific Instrumentation sales decreased $3,614,000 (19%) from the same quarter last year. This decrease was primarily due to reduced sales for one program, with sales $1,962,000 below prior year, as well as delayed starts of new customer programs. We anticipate the Medical/Scientific Instrumentation customer base and sales will improve during future quarters, both from increased orders from existing customers and new program start-ups. Government sales were below prior year, however, prior year’s sales of $10,798,000 included $6,833,000 of no or minimal margin jobs. Due to successful sonobuoy drop tests during the current fiscal year, while total government sales have decreased, the margins associated with those sales have significantly improved as additional rework and related costs have not been incurred. Industrial/Other sales declined $3,495,000 (37%). This decrease was primarily due to lower sales volume to two existing customers, which accounted for a combined decrease of $2,436,000 during the quarter ended December 31, 2008. We are uncertain at this time as to the level of future sales to these two customers.
The following table presents statement of operations data as a percentage of net sales for the three months ended December 31, 2008 and 2007:

	2008	2007
Net sales	100.00%	100.0%
Costs of goods sold	92.9	93.3

Gross profit	7.1	6.7
Selling and administrative expenses	9.1	9.2
Other operating expense — net	0.3	0.2

Operating loss	(2.3)	(2.7)
Other income (expense) — net	(2.9)	(0.4)

Loss before income taxes	(5.2)	(3.1)
Provision (credit) for income taxes	(0.1)	0.3

Net loss	(5.1)%	(3.4)%

An operating loss of $1,227,000 was reported for the three months ended December 31, 2008, compared to an operating loss of $1,469,000 for the three months ended December 31, 2007. The gross profit percentage for the three months ended December 31, 2008, was 7.1%, an increase from 6.7% for the same period last year. Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and new product introduction. Successful passage of sonobuoys during drop tests have contributed to the improved gross profit, due to labor efficiencies and the absence of rework costs compared to the prior year. During the quarter ended December 31, 2008, there were cost to complete adjustments related to sonobuoys totaling approximately $200,000 of income, which compares to approximately $20,000 of expense for the same period last year. Included in the three months ended December 31, 2008 and 2007, were results from the Company’s Vietnam facility, which favorably impacted gross profit by $89,000 during the quarter ended December 31, 2008, as compared to adversely impacting gross margin for the same period last year by $298,000. During the three months ended December 31, 2008, approximately $235,000 was incurred and expensed in set-up related costs for approximately 10 new customer programs at several facilities compared to $857,000 in the same period last year. Translation adjustments related to inventory and costs of goods sold, in the aggregate, amounted to a gain of $709,000 and a loss of $306,000 for the three months ended December 31, 2008 and 2007, respectively. Also included in costs of goods sold during the quarter ended December 31, 2008, is approximately $294,000 of pension expense, an increase of $136,000 from the same period last year. For a further discussion of pension expense see Note 3 of the Condensed Consolidated Financial Statements.

While selling and administrative expenses for the three months ended December 31, 2008 decreased overall, included in this quarter were approximately $541,000 of higher service costs incurred related to outside consultants, which similar expenses were not incurred last year for the same period. These increased consulting expenses were offset by decreased expenses primarily at two facilities. The Company’s Albuquerque, NM facility was closed in October 2008, decreasing that locations selling and administrative expenses. In addition, a second facility incurred increased costs in the prior fiscal year related to support and start-up activity of new customers and increased medical sales, which activity was not incurred to this level during this quarter.
Interest and investment income decreased from the prior fiscal year, due mainly to less funds available for investment and lower interest rates. Interest expense of $489,000 and $295,000, net of capitalized interest, was incurred, for the three months ended December 31, 2008 and 2007, respectively. The increased interest expense was due to the increased balance carried on the Company’s line of credit.
Other expense-net in the second quarter of fiscal 2009 was $1,090,000, versus other income-net of $111,000 in fiscal 2008. Translation adjustments, not related to inventory or costs of goods sold, along with gains and losses from foreign currency transactions, in the aggregate, was included in other income/expense and amounted to a loss of $1,090,000 and a gain of $111,000 for the three months ended December 31, 2008 and 2007, respectively. Translation adjustments related to inventory and costs of goods sold are included in costs of goods sold and, in the aggregate, amounted to a gain of $709,000 and a loss of $306,000 for the three months ended December 31, 2008 and 2007, respectively. The net of the translation and transaction impact was a loss of $381,000 and $195,000 for the three months ended December 31, 2008 and 2007, respectively. Translation and transaction adjustments are primarily due to changes in the currency exchange rate between Canada and the United States. For further discussion of market risk exposure see Note 1 to the Condensed Consolidated Financial Statements.
A tax benefit of $23,000 for the quarter ended December 31, 2008 was recorded, compared to a tax expense of $188,000 for the same period last year. A further discussion of taxes is included under Income Taxes later under the Critical Accounting Policies and Estimates section.
Due to the factors described above, the Company reported a net loss of $2,791,000 ($0.28 per share, basic and diluted) for the three months ended December 31, 2008, compared to a net loss of $1,865,000 ($0.19 per share, basic and diluted) for the corresponding period last year.
RESULTS OF OPERATIONS — For the six months ended December 31:

	2008		2007
MARKET	Net Sales	% of Total	Net Sales	% of Total	% Change

Aerospace	$43,908,000	40%	$29,695,000	26%	48%
Medical/Scientific Instrumentation	31,499,000	29	38,754,000	34	(19)
Government	15,982,000	15	24,531,000	22	(35)
Industrial/Other	17,123,000	16	20,823,000	18	(18)

Totals	$108,512,000	100%	$113,803,000	100%	(5)%

Sales for the six months ended December 31, 2008, totaled $108,512,000, a decrease of $5,291,000 (5%) from the same period last year. Aerospace sales increased $14,213,000. This increase was primarily due to increased sales volume to three existing customers, with a combined increase of $8,602,000 from prior year. In addition, one new customer contributed to increased sales by $2,144,000. Medical/Scientific Instrumentation sales decreased $7,255,000, or (19%), for the six months ended December 31, 2008 compared to the same period last year. Again, this decrease is primarily due to decreased sales volume on one customer program, with sales $5,797,000 below prior year, as well as delayed starts of new customer programs. Medical/Scientific Instrumentation sales are expected to improve during future quarters, both from increased orders from existing customers and new customer program start-ups. Government sales were below prior year, however, prior years sales of $24,531,000 included $19,047,000 of no or minimal margin jobs. While total government sales have decreased, the margins associated with these sales have significantly improved as rework and related costs have not been incurred as a result of successful sonobuoy drop testing during the current fiscal year. Industrial/Other sales declined $3,700,000 (18%). This decrease was primarily due to decreased sales volume to the aforementioned two customers, which accounted for a combined decrease of $3,518,000.

The majority of the Company’s sales come from a small number of key strategic and large OEM customers. Sales to the six largest customers, including government sales, accounted for approximately 71% and 73% of net sales for the first six months of fiscal 2009 and 2008, respectively. Five of the six largest customers, including government, were also included in the top six customers for the same period last year. Honeywell, an aerospace customer with several facilities to which we supply product, provided 18% and 15% of total sales for the six months ended December 31, 2008 and 2007, respectively. Siemens Diagnostics, a medical customer, contributed 16% and 19% of total sales during the six months ended December 31, 2008 and 2007, respectively.
The following table presents statement of operations data as a percentage of net sales for the six months ended December 31, 2008 and 2007:

	2008	2007
Net sales	100.0%	100.0%
Costs of goods sold	94.2	95.3

Gross profit	5.8	4.7
Selling and administrative expenses	9.3	8.4
Other operating expense (income) — net	0.3	(0.6)

Operating loss	(3.8)	(3.1)
Other expense — net	(1.7)	(0.1)

Loss before income taxes	(5.5)	(3.2)
Provision (credit) for income taxes	0.2	(0.3)

Net loss	(5.7)%	(2.9)%

An operating loss of $4,081,000 was reported for the six months ended December 31, 2008, compared to an operating loss of $3,522,000 for the six months ended December 31, 2007. The gross profit percentage for the six months ended December 31, 2008, was 5.8%, an increase from 4.7% for the same period last year. Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and new product introduction, all of which impacted fiscal 2009’s performance. During the six months ended December 31, 2008, gross profit was favorably impacted by improved margins on several customers, a result of pricing increases and improved performance. In addition, successful sonobuoy drop tests allowed for significantly improved margins associated with government sales due to labor efficiencies and the absence of rework costs compared to the prior year. During the six months ended December 31, 2008, there were cost to complete adjustments related to sonobuoys totaling approximately $342,000 of income, which compares to approximately $24,000 of expense for the same period last year. However, improved governmental margins were offset by reduced margins experienced with three aerospace customers on existing programs of $535,000 when compared to similar sales in the prior year. The causes of these reduced margins, which included labor inefficiencies and excessive scrap, as well as other areas of margin improvements for other programs are being addressed. Negatively impacting gross profit in fiscal 2008 was $19.0 million of government sonobuoy sales with no or minimal margin. In addition, reduced margins due to reduced sales volume from one medical program adversely impacted gross margin for the six months ended December 31, 2008 by $771,000 compared to the same period in the prior year. Included in the six months ended December 31, 2008 and 2007 were results from the Company’s Vietnam facility, which has adversely impacted gross profit by $168,000 and $407,000, respectively. In addition, we have incurred and expensed approximately $1,461,000 in start-up related costs for approximately 10 new customer programs at several facilities for the six months ended December 31, 2008, compared to $978,000 in the same period last year. Translation adjustments related to inventory and costs of goods sold, in the aggregate, amounted to a gain of $1,011,000 and a loss of $534,000 for the six months ended December 31, 2008 and 2007, respectively. Also included in costs of goods sold is approximately $430,000 of pension expense, an increase of $160,000 from the same period in the prior year. For a further discussion of pension expense see Note 3 of the Condensed Consolidated Financial Statements.
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
The increase in selling and administrative expenses for the six months ended December 31, 2008, compared to the same period in the prior year, was primarily due to increased consulting fees related to increasing operational efficiencies and the hiring of personnel. These fees totaled $969,000 for the six months ended December 31, 2008, with these type of fees not incurred in the prior year. In addition, legal costs incurred in connection with a recent trial were $240,000, above the same six month period in the prior year. These increased expenses were partially offset by decreased expenses primarily at two facilities as earlier discussed. Net gain on sale of property, plant and equipment in fiscal 2008 resulted from the sale of the property, plant and equipment of the Deming facility located in New Mexico. For a further discussion of this sale see Note 10 of the Condensed Consolidated Financial Statements.

Interest and investment income decreased from the prior fiscal year, mainly due to less funds available for investment and lower interest rates. Interest expense of $858,000 and $600,000 for the six months ended December 31, 2008 and 2007, respectively, increased due to the increased balance carried on the Company’s line of credit.
Other expense-net for the six months ended December 31, 2008 was $1,026,000, versus other income-net of $594,000 in fiscal 2008. Translation adjustments, not related to costs of goods sold, along with gains and losses from foreign currency transactions, are included in other income and, in the aggregate, amounted to a loss of $1,031,000 and a gain $590,000 for the six months ended December 31, 2008 and 2007, respectively. Translation adjustments related to inventory and costs of goods sold are included within costs of goods sold and, in the aggregate, amounted to a gain of $1,011,000 and a loss of $534,000 for the six months ended December 31, 2008 and 2007, respectively. The net of the translation and transaction impact was a $20,000 loss and $56,000 gain for the six months ended December 31, 2008 and 2007, respectively.
The Company experienced an operating loss in the United States which exceeded the operating profits in Canada. Because the Company is responsible for taxes within each jurisdiction, this creates a tax expense for the Company at a time when the Company experienced an overall loss for the six month period ended December 31, 2008. The total tax expense is not offset by any benefit in this period, as the Company has increased the valuation allowance for the United States, which results in zero tax expense. Tax expense of $198,000 for the six months ended December 31, 2008, compared to a tax benefit $365,000 for the same period last year, which was before recognition of the valuation allowance at June 30, 2008, was recorded. A further discussion of taxes is included under Income Taxes later under the Critical Accounting Policies and Estimates section.
Due to the factors described above, the Company reported a net loss of $6,152,797 ($0.63 per share, basic and diluted) for the six months ended December 31, 2008, versus a net loss of $3,286,000 ($0.33 per share, basic and diluted) for the corresponding period last year.
LIQUIDITY AND CAPITAL RESOURCES
Until the past several years, the primary source of liquidity and capital resources had historically been generated from operations. In recent periods, borrowings on the Company’s line of credit facility have increasingly been relied on to provide necessary working capital in light of significant operating cash flow deficiencies sustained primarily since fiscal 2008 and 2007. Certain government contracts provide for interim progress billings based on costs incurred. These progress billings reduce the amount of cash that would otherwise be required during the performance of these contracts. As the volume of U.S. defense-related contract work has declined over the past several years, so has the relative importance of progress billings as a liquidity resource. The Company’s line of credit facility was scheduled to expire in January 2009, but has been extended to May 2009. However, the available line was reduced to $18 million from the previous $20 million, and is further subject to a limitation of 80% of eligible accounts receivable. The Company is currently seeking an expanded line of credit facility to replace the current line of credit which will expire in May 2009. It is anticipated that usage of the line of credit and borrowings during fiscal 2009 will continue to be a significant component in providing Sparton’s working capital. Improving operating cash flow is one of Sparton’s priorities in fiscal 2009, along with increasing its availability and access to credit facilities. For the rest of the current fiscal year and into fiscal 2010, the Company expects to meet its liquidity needs through a combination of sources including, among others, its existing line of credit and the expanded credit facility that the Company is seeking as its replacement, the proceeds from sales of closed facilities, and improved cash flow from changes in how the Company finances inventory. With these sources providing the expected cash flows, the Company believes that it will have sufficient liquidity for its anticipated need over the next 12 months.
For the six months ended December 31, 2008, cash and cash equivalents increased $2,618,000 to $5,547,000. Operating activities provided $4,231,000 in fiscal 2009 and $367,000 in fiscal 2008 in net cash flows. The primary use of cash from operating activities in fiscal 2009 was the funding of operating losses. The primary source of cash in fiscal 2009 was the decrease in inventories, primarily due to the Company’s focus on reducing the level of inventory carried. The primary use of cash in fiscal 2008 was for the increase in accounts receivable; as well as funding operating losses. The increase in accounts receivable in fiscal 2008 was primarily due to delayed receipts from several customers due to the December holidays. The primary source of cash in fiscal 2008 reflected in the cash flows statement was the increase in accounts payable, also primarily due to the timing of payments over the December holidays.
Cash flows used by investing activities in fiscal 2009 totaled $1,013,000. Cash flows provided by investing activities in fiscal 2008 totaled $610,000 and was primarily provided by the sale of the Deming facility located in New Mexico, as further discussed below. The primary use of cash from investing activities in fiscal 2009 and 2008 was the purchase of property, plant and equipment. The majority of the expenditures in fiscal 2009 and 2008 were related to new roofing at one facility.

Cash flows used by financing activities in fiscal 2009 were $600,000. Cash flows provided by financing activities in fiscal 2008 were $1,546,000. The primary source of cash from financing activities in fiscal 2009 and 2008 was from accessing the Company’s bank line of credit. The primary use of cash from financing activities in fiscal 2009 and 2008 was the repayment of debt.
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
The Company currently has a bank line of credit extension until May 2009 totaling $18 million ($20 million prior to January 2009), of which $15.5 million has been borrowed as of December 31, 2008. In addition, the Company has a bank term loan totaling $4.4 million. This bank debt is subject to certain covenants, certain of which were not met at December 31, 2008; however the lender has waived compliance with the covenants as of that date. Finally, there are notes payable totaling $3.0 million outstanding to the former owners of Astro, as well as $2.1 million of Industrial Revenue Bonds. Borrowings are discussed further in Note 5 to the Condensed Consolidated Financial Statements.
At December 31 and June 30, 2008, the aggregate government funded EMS backlog was approximately $28 million and $23 million, respectively. A majority of the December 31, 2008, backlog is expected to be realized in the next 12-15 months. Commercial EMS orders are not included in the backlog. The Company does not believe the amount of commercial activity covered by firm purchase orders is a meaningful measure of future sales, as such orders may be rescheduled or cancelled without significant penalty.
In January 2007, Sparton announced its commitment to close the Deming, New Mexico facility. The closure of that plant was completed during the third quarter of fiscal 2007. At closing, some equipment from this facility related to operations performed at other Sparton locations was relocated to those facilities for their use in ongoing production activities. The land, building, and remaining assets were sold. The agreement for the sale of the Deming land, building, equipment and applicable inventory was signed at the end of March 2007 and involved several separate transactions. The sale of the inventory and equipment for $200,000 was completed on March 30, 2007. The sale of the land and building for $1,000,000 closed on July 20, 2007. The property, plant, and equipment of the Deming facility was substantially depreciated. The ultimate sale of this facility was completed at a net gain of approximately $868,000, as previously discussed.
On June 17, 2008, Sparton announced its commitment to close the Albuquerque, New Mexico facility of Sparton Technology, Inc., a wholly-owned subsidiary of Sparton Corporation. The Albuquerque facility primarily produced circuit boards for the customers operating in the Industrial/Other market. The closure of this plant was in October 2008. During fiscal 2009 the Company has incurred operating charges associated with employee severance costs of approximately $311,000, which are included in costs of goods sold. The land and building in Albuquerque will be sold. The majority of the other assets and equipment was relocated to other Sparton facilities for their use in production of the retained and transferred customer business. The net book value of the land and building to be sold, which as of December 31, 2008 totaled $5,809,000, is reported as held for sale on the Company’s balance sheet as a current asset at that date. Depreciation on these assets ceased in October 2008. The property, plant and equipment of the Albuquerque facility is anticipated to be sold at a net gain. The gain would be recognized in full upon completion of the real estate sale transaction. Sale proceeds are assigned to National City Bank to pay down bank term debt (see Note 5 to the Condensed Consolidated Financial Statements).
On February 6, 2009, the Company announced a reduction in force. The reduction involves 6% of the approximately 1,000 employees currently employed. It is estimated that annual savings related to wages and associated benefits of $4,100,000 will be realized. Approximately $400,000 of severance cost related to this reduction in force is expected to be incurred during the three months ending March 31, 2009. In addition to the above anticipated cost reductions, an additional $600,000 is estimated to be saved annually through the immediate termination of contract workers currently working for the Company.
At December 31, 2008, the Company had $64,917,000 in shareowners’ equity ($6.54 per share), $40,606,000 in working capital and a 1.69:1 working capital ratio.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Information regarding the Company’s long-term debt obligations, environmental liability payments, operating lease payments, and other commitments is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008. There have been no material changes in the nature or amount of the Company’s contractual obligations since June 30, 2008, other than two employment agreements entered into in November 2008 with the Company’s CEO and its President, which were previously disclosed in Form 8-K filings, and are summarized in Note 6 to the Condensed Consolidated Financial Statements.
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
Government Contract Cost Estimates
Government production contracts are accounted for based on completed units accepted with respect to revenue recognition and their estimated average cost per unit regarding costs. Losses for the entire amount of the contract are recognized in the period when such losses are determinable. Significant judgment is exercised in determining estimated total contract costs including, but not limited to, cost experience to date, estimated length of time to contract completion, costs for materials, production labor and support services to be expended, and known issues on remaining units to be completed. In addition, estimated total contract costs can be significantly affected by changing test routines and procedures, resulting design modifications and production rework from these changing test routines and procedures, and limited range access for testing these design modifications and rework solutions. Estimated costs developed in the early stages of contracts can change, sometimes significantly, as the contracts progress, and events and activities take place. For example, should a sonobuoy lot fail drop test, and a significant amount of rework be incurred, the related additional expense for labor and materials could materially adversely impact operating results. Changes in estimates can also occur when new designs are initially placed into production. The Company formally reviews its costs incurred-to-date and estimated costs to complete on all significant contracts at least quarterly and revised estimated total contract costs are reflected in the financial statements. Depending upon the circumstances, it is possible that the Company’s financial position, results of operations and cash flows could be materially affected by changes in estimated costs to complete on one or more significant contracts.

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
The Company regularly reviews raw material inventories by customer for both excess and obsolete quantities, with adjustments made accordingly. As of December 31 and June 30, 2008 related inventory reserves totaled $2,351,000 and $3,182,000, respectively. Wherever possible, the Company attempts to recover its full cost of excess and obsolete inventories from customers or, in some cases, through other markets. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income and a reserve is established for the difference between the carrying cost and the estimated realizable amount. Conversely, should the disposition of adjusted excess and obsolete inventories result in recoveries in excess of these reduced carrying values, the remaining portion of the reserves are reversed and taken into income when such determinations are made. It is possible that the Company’s financial position, results of operations and cash flows could be materially affected by changes to inventory reserves for commercial customer excess and obsolete inventories.
Allowance for Probable Losses on Receivables
The accounts receivable balance is recorded net of allowances for amounts not expected to be collected from customers. The allowance is estimated based on historical experience of write-offs, the level of past due amounts, information known about specific customers with respect to their ability to make payments, and future expectations of conditions that might impact the collectibility of accounts. Accounts receivable are generally due under normal trade terms for the industry. Credit is granted, and credit evaluations are periodically performed, based on a customer’s financial condition and other factors. Although the Company does not generally require collateral, cash in advance or letters of credit may be required from customers in certain circumstances, including some foreign customers. When management determines that it is probable that an account will not be collected, it is charged against the allowance for probable losses. The Company reviews the adequacy of its allowance monthly. The allowance for doubtful accounts considered necessary was $290,000 and $258,000 at December 31 and June 30, 2008, respectively. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Given the Company’s significant balance of government receivables and letters of credit from foreign customers, collection risk is considered minimal. Historically, uncollectible accounts have generally been insignificant, have generally not exceeded management’s expectations, and the minimal allowance is deemed adequate.
Pension Obligations
The Company calculates the cost of providing pension benefits under the provisions of Statement of Financial Accounting Standards (SFAS) No. 87, Employers’ Accounting for Pensions, as amended. The key assumptions required within the provisions of SFAS No. 87 are used in making these calculations. The most significant of these assumptions are the discount rate used to value the future obligations and the expected return on pension plan assets. The discount rate is consistent with market interest rates on high-quality, fixed income investments. The expected return on assets is based on long-term returns and assets held by the plan, which is influenced by historical averages. If actual interest rates and returns on plan assets materially differ from the assumptions, future adjustments to the financial statements would be required. While changes in these assumptions can have a significant effect on the pension benefit obligation and the unrecognized gain or loss accounts disclosed in the Notes to the Financial Statements, the effect of changes in these assumptions is not expected to have the same relative effect on net periodic pension expense in the near term. These assumptions may change from time to time based on changes in long-term interest rates and market conditions. Currently, the Company is experiencing an increase in pension costs resulting from the use of a lower expected rate of return on pension assets due to an overall decline in the investment markets and higher level of market uncertainty now being encountered. Other than this factor, there are no known expected changes in these assumptions as of December 31, 2008. As indicated above, to the extent the assumptions differ from actual results, there would be a future impact on the financial statements. The extent to which this will result in future recognition or acceleration of expense is not determinable at this time as it will depend upon a number of variables, including trends in interest rates and the actual return on plan assets. For fiscal 2008, the Company’s pension contribution totaled $79,000, which was paid during the quarter ended March 31, 2008.

During fiscal 2007 a settlement loss was recognized as a result of lump-sum benefit distributions. No settlement loss was experienced in fiscal 2008 or during the first six months of fiscal 2009. Substantially all plan participants elect to receive their retirement benefit payments in the form of lump-sum settlements. Pro rata settlement adjustments, which can occur as a result of these lump-sum payments, are recognized only in years when the total of such settlement payments exceed the sum of the service and interest cost components of net periodic pension expense. The amount of lump-sum retirement payments can vary greatly in any given year. Given the uncertainty of the occurrence of a settlement loss at this time, and its related amount (if any), no accrual has been made as of December 31, 2008. However, lump-sum benefit payments are monitored regularly and if the level of payments should exceed the current estimated service and interest costs for the year, a settlement adjustment will be considered and recorded if applicable.
On June 30, 2007, the Company adopted the balance sheet recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement required Sparton to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligation) of its defined benefit pension plan in the June 30, 2007 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income (loss), net of tax. The adjustment to accumulated other comprehensive income (loss) at adoption represented the net unrecognized actuarial losses and unrecognized prior service costs remaining from the initial adoption of SFAS No. 87, all of which were previously netted against the plan’s funded status in Sparton’s balance sheet pursuant to the provisions of SFAS No. 87. Upon adoption, Sparton recorded an after-tax, unrecognized loss in the amount of $1,989,000, which represented an increase directly to accumulated other comprehensive loss as of June 30, 2007. These amounts will be subsequently recognized as net periodic plan expenses pursuant to Sparton’s historical accounting policy for amortizing such amounts. Further, actuarial and experience gains and losses that arise in subsequent periods, and that are not recognized as net periodic plan expenses in the same periods, will be recognized as a component of other comprehensive income (loss).
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
Valuation of Property, Plant and Equipment
SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, requires that the Company record an impairment charge on its investment in property, plant and equipment that it holds and uses in its operations if and when management determines that the related carrying values may not be recoverable. If one or more impairment indicators are deemed to exist, Sparton will measure any impairment of these assets based on current independent appraisals or a projected discounted cash flow analysis using a discount rate determined by management to be commensurate with the risk inherent in our business model. Our estimates of cash flows require significant judgment based on our historical and anticipated operating results and are subject to many factors. The most recent such impairment analysis was performed during the fourth quarter of fiscal 2008 and did not result in an impairment charge.
Goodwill and Customer Relationships
The Company annually reviews goodwill associated with its investments in Cybernet and SMS for possible impairment. This analysis may be performed more often should events or changes in circumstances indicate their carrying value may not be recoverable. The review for SMS is performed in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The review for Cybernet is performed in accordance with Accounting Principles Board Opinion (APB) No. 18, The Equity Method of Accounting for Investments in Common Stock.

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
Deferred Costs and Claims for Reimbursement
In the normal course of business, the Company from time to time incurs costs and/or seeks related reimbursements or recovery claims from third parties. Such amounts, when recovery is considered probable, are generally reported as other non current assets. Nevertheless, uncertainty is usually present in making these assessments and if the Company is not ultimately successful in recovering these recorded amounts, there could be a material impact on operating results in any one fiscal period. During the quarters ended September 30, 2007 and June 30, 2008, the Company recognized losses of $1.6 million and $0.8 million, respectively, in connection with adjusting certain recorded claims to their estimated net realizable values. See “Other Assets” in Note 1 and see Note 6 to the Condensed Consolidated Financial Statements for more information.
Income Taxes
Our estimates of deferred income taxes and the significant items giving rise to the deferred income tax assets and liabilities are disclosed in Note 7 to the Consolidated Financial Statements included in Item 8, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008. These reflect our assessment of actual future taxes to be paid or received on items reflected in the financial statements, giving consideration to both timing and probability of realization. The recorded net deferred income tax assets, while reduced during fiscal 2008 and 2009 by a significant valuation allowance, are subject to an ongoing assessment of their recovery, and our realization of these recorded benefits is dependent upon the generation of future taxable income within the United States. For the first six months of fiscal 2009 the Company had incurred continued operating losses in the United States. The valuation allowance, which was established in June 2008, was therefore increased for the losses, net of the change in certain deferred tax liabilities. Operations in Canada have produced operating income for the first six months of fiscal 2009. As of December 31, 2008 and 2007 there was approximately $1.3 million and $1.1 million, respectively, of net deferred tax assets carried on the Company’s balance sheet. The gross deferred tax asset at December 31, 2008 is offset by a valuation allowance of approximately $12.5 million. The remaining asset is comprised of the anticipated utilization of U.S. and state net operating losses within the next 12-18 months, $848,000 of deferred tax assets associated with Canada, and the affects of goodwill amortization. The Company has provided for income taxes based on the expected tax rate for the year. If future levels of taxable income are not consistent with our expectations for the remaining quarters, we may be required to record an additional valuation allowance against the remaining deferred income tax asset.
This could create a material decrease to the Company’s operating results for the year.

OTHER
Change of Executive Officers
On November 10, 2008 the Company announced its appointment of Mr. Cary B. Wood as the new CEO. Mr. Wood replaced Mr. Richard L. Langley, the interim CEO, effective November 24, 2008. Mr. Langley will continue to serve as President of the Company.
Litigation
One of Sparton’s facilities, located in Albuquerque, New Mexico, has been the subject of ongoing investigations conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). The investigation began in the early 1980’s and involved a review of onsite and offsite environmental impacts.
At December 31, 2008, Sparton had accrued $5.4 million as its estimate of the future undiscounted minimum financial liability with respect to this matter. The Company’s cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred, and is anticipated to cover approximately the next 22 years. The Company’s estimate includes equipment and operating costs for onsite and offsite operations and is based on existing methodology. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally, a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. It is possible that cash flows and results of operations could be affected significantly by the impact of the ultimate resolution of this contingency.
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
There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Upon entering into the Consent Decree, the Company reviewed its estimates of the future costs expected to be incurred in connection with its remediation of the environmental issues associated with its Coors Road facility over the next 30 years. At December 31, 2008, the undiscounted minimum accrual for future EPA remediation approximates $5.4 million. The Company’s estimate is based upon existing technology and current costs have not been discounted. The estimate includes equipment, operating and maintenance costs for the onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes the required periodic reporting requirements. This estimate does not include legal and related consulting costs, which are expensed as incurred.
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
The Company has pending an action before the U.S. Court of Federal Claims to recover damages arising out of an alleged infringement by the U.S. Navy of certain patents held by Sparton and used in the production of sonobuoys. Pursuant to the agreement between the Company and counsel conducting the litigation, a significant portion of the claim will be retained by the Company’s counsel if the litigation is successfully concluded. A trial of the matter was conducted by the court in April and May of 2008, and a decision in this matter is expected in this fiscal year. The likelihood that the claim will be resolved and the extent of any recovery in favor of the Company is unknown at this time and no receivable has been recorded by the Company.
Product Issues
Some of the printed circuit boards supplied to the Company for its aerospace sales were discovered in fiscal 2005 to be nonconforming and defective. The defect occurred during production at the raw board supplier’s facility, prior to shipment to Sparton for further processing. The Company and our customer, who received the defective boards, contained the defective boards. While investigations were underway, $2.8 million of related product and associated incurred costs were initially deferred and classified in Sparton’s balance sheet within other non current assets.
In August 2005, Sparton Electronics Florida, Inc. filed an action in the U.S. District Court, Middle District of Florida against Electropac Co. Inc. and a related party (the raw board manufacturer) to recover these costs. A trial was conducted in August 2008 and the trial court made a partial ruling in favor of Sparton; however, at an amount less than the previously deferred $2.8 million. Following this ruling, a provision for a loss of $0.8 million was established in the fourth quarter of fiscal 2008. Court ordered mediation was conducted following the court’s ruling and a settlement was reached in September 2008. No further loss contingency, other than the $0.8 million reserve recognized in fiscal 2008 has been established in fiscal 2009, as the Company expects to collect the settlement in full. Receipt of amount due is further supported by a mortgage granted to Sparton of property valued in excess of the remaining $1.4 million, as well as the ability for Sparton to attach other assets of Electropac. In December 2008, a recovery of $0.6 million against the $2.0 million was received, with the balance expected to be received by September 30, 2009. As of December 31, 2008, $1.4 million remains in other current assets in the Company’s balance sheet, compared to the $2.0 million reported in other non current assets as of June 30, 2008. Settlement proceeds have been assigned to National City Bank to pay down bank term debt (described in Note 5). If the defendants are unable to pay the final judgment, our before-tax operating results at that time could be adversely affected by up to $1.4 million.

Item 1(a). Risk Factors
Information regarding the Company’s Risk Factors is provided in Part I, Item 1(a) “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008. Since that date, there have been three additional risk factors with the potential to affect the Company.
The tightened credit market, both nationally and world-wide, may adversely affect the availability of funds to the Company for working capital, liquidity requirements, and other purposes, which may adversely affect the Company’s cash flows and financial condition.
The Company anticipates that its revolving line of credit will be a significant component of the Company’s working capital during fiscal 2009. Under the line of credit, which was recently extended to mature in May of 2009, the Company has available to it the lessor of $18 million or 80% of eligible receivables. For a summary of the Company’s banking arrangements, see Note 5 “Borrowings” to the Condensed Consolidated Financial Statements. If the turmoil in the credit market continues or intensifies, the Company may be unable to obtain a replacement for the existing line of credit on similar or more favorable terms, which could adversely affect the Company’s liquidity, cash flows, and results of operations. Additionally, if vendors of electronic components restricted or reduced credit extended to the Company for purchase of raw materials as a result of general market conditions, the vendor’s credit status, or the Company’s financial position, it could adversely affect liquidity, cash flows, and results of operations.
Current market volatility may have an adverse impact on the Company’s pension costs associated with the defined benefit plan.
The recent volatility and uncertainty in the global financial market has resulted in an increase in the Company’s pension costs resulting from the use of a lower expected rate of return on pension assets. For a further discussion of the Company’s pension plan see “Pension Obligations” in the Critical Accounting Policies and Estimates section in Part I Item II of the Condensed Consolidated Financial Statements. If the global financial market continues to be unstable or declines further, the Company may experience an additional increase in the Company’s pension costs. These increased costs could negatively impact the Company’s liquidity, cash flows, and results of operations.
Possible delisting from the New York Stock Exchange (“NYSE”) could affect the liquidity of our common stock.
On October 3, 2008, the Company announced it had been notified by the NYSE on September 29, 2008, that the Company was no longer in compliance with the NYSE’s continued listing standards. Sparton is considered below the criteria since the Company’s market capitalization was less than $75 million over a 30 trading-day period and, at the same time, its shareowners’ equity was less than $75 million. As of September 29, 2008, the Company’s 30 trading-day average market capitalization was $34.8 million, and in its Annual Report on Form 10-K as of June 30, 2008, the Company reported shareowners’ equity of $70.9 million. Under applicable NYSE procedures, the Company had 45 days from the receipt of the notice to submit a plan to the NYSE to demonstrate its ability to achieve compliance with the continued listing standards within 18 months by increasing shareowners’ equity to at least $75 million.
As of October 22, 2008, the Company was no longer in compliance with another NYSE continued listing standard which requires listed companies to maintain average market capitalization over a consecutive 30 trading-day period of at least $25 million. The Company’s average market capitalization over the consecutive 30 trading-day period ended October 22, 2008 was $24.9 million. When a listed company falls below this standard, the NYSE is permitted to promptly initiate suspension and delisting procedures. On November 6, 2008, the NYSE issued formal notification to the Company that it would be initiating suspension and delisting procedures. The Company filed an appeal to this decision, following applicable NYSE procedures, and Sparton’s stock continues to trade on the NYSE during the appeal process, subject to ongoing monitoring.
On January 23, 2009, the Company was notified by the NYSE that it had temporarily amended the minimum market capital requirement from $25 million to $15 million and that, given this change, Sparton was in compliance with the criteria. This amendment is scheduled to be in place only until April 22, 2009. Sparton remains below the $75 million equity listing criteria and must now submit a plan by February 13, 2009 acceptable to the NYSE to achieve regulatory compliance with the $75 million equity listing criteria. The plan must demonstrate the Company’s ability to achieve compliance with this continued listing standard within 18 months from the date of the notice. There is no assurance that Sparton will submit a plan acceptable to the NYSE nor that Sparton will comply with the minimum market capitalization criteria before or after the temporary amendment expires.

In the event of delisting, trading in our common stock may then continue to be conducted on alternative exchanges, such as the AMEX or NASDAQ, provided the Company meets the initial listing requirements of those exchanges, (which it does not meet as of the date of this report and is unlikely to do so in the foreseeable future) or be quoted on one of two over-the-counter quotation services, one of which is commonly referred to as the electronic bulletin board and, the other, as the “pink sheets.” As a result, an investor may find it more difficult to dispose of, or obtain accurate quotations as to the market value of, our common stock. A delisting from the NYSE will also make us ineligible to use Form S-3 to register the sale of shares of our common stock, thereby making it more difficult and expensive for us to register our common stock or securities and raise additional equity capital.
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareowners of Sparton Corporation was held November 12, 2008. A total of 9,456,492 of the Company’s shares were present or represented by proxy at the meeting. This represented more than 96% of the Company’s shares outstanding. Total shares outstanding and eligible to vote were 9,811,507, of which 355,015 did not vote.
The individuals named below were re-elected as Directors to serve a three-year term expiring in 2011:

	Votes FOR	Votes WITHHELD
Joseph J. Hartnett	9,354,566	101,926
Richard L. Langley	8,703,970	752,522
William I. Noecker	8,316,080	1,140,412
Douglas R. Schrank	9,274,968	181,524
Messrs. James N. DeBoer, James D. Fast, David P. Molfenter, W. Peter Slusser, Bradley O. Smith, James R. Swartwout and Dr. Lynda J.-S. Yang, all continue as directors of the Company.
A second proposal for the ratification of the appointment of the Company’s current independent auditors, BDO Seidman, LLP, was presented to the shareowners for vote. BDO Seidman, LLP was ratified as the Company’s independent auditors for fiscal year 2009 with 9,233,501 votes FOR, 203,491 votes AGAINST, and 19,500 votes ABSTAINED. There were no BROKER NON VOTES.
On December 19, 2008, Mr. Langley resigned as a director, and Mr. Cary B. Wood, the Company’s newly appointed CEO, was appointed as a director to fill Mr. Langley’s vacated position.
Item 5. Other Information
On January 27, 2009, the Company received notification from the New York Stock Exchange that it qualified under the reduced market capitalization requirements of $15 million. The Company is now working to finalize its plan to achieve compliance with the $75 million in shareowners’ equity requirement. For further information see Item 1(a) Risk Factors.
On February 6, 2009, the Company announced a reduction in force. The reduction involves 6% of the approximately 1,000 employees currently employed. It is estimated that annual savings related to wages and associated benefits of $4,100,000 will be realized. Approximately $400,000 of severance cost related to this reduction in force is expected to be incurred during the three months ending March 31, 2009. In addition to the above anticipated cost reductions, an additional $600,000 is estimated to be saved annually through the immediate termination of contract workers currently working for the Company.

Item 6. Exhibits
3.1	By-Laws of the Registrant as amended, incorporated herein by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 3, 2008.

3.2	Amended Articles of Incorporation of the Registrant, incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended September 30, 2004.

3.3	Amended Code of Regulations of the Registrant, incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended September 30, 2004.

10.1	Employment agreement dated November 6, 2008, between the Registrant and Cary B. Wood, incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 13, 2008.

10.2	Employee agreement dated November 22, 2008, between the Registrant and Richard L. Langley, incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 26, 2008.

10.3	Employment Agreement, effective as of January 5, 2009, between the Registrant and Gordon Madlock, incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on January 29, 2009.

10.4	Fourth Master Amendment to Loan Documents, dated as of January 20, 2009, by and between the Registrant, Sparton Medical Systems, Inc., Sparton Technology, Inc, Spartronics, Inc., Sparton Electronics Florida, Inc., Sparton of Canada, Limited and National City Bank, incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 28, 2009.

10.5	Third Master Amendment to Loan Documents, dated as of November 12, 2008, by and between the Registrant, Sparton Medical Systems, Inc., Sparton Technology, Inc, Spartronics, Inc., Sparton Electronics Florida, Inc., Sparton of Canada, Limited and National City Bank, incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 28, 2009.

10.6	Second Master Amendment to Loan Documents, dated as of July 31, 2008, by and between the Registrant, Sparton Medical Systems, Inc., Sparton Technology, Inc, Spartronics, Inc., Sparton Electronics Florida, Inc., Sparton of Canada, Limited and National City Bank, incorporated herein by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 28, 2009.

10.7	First Master Amendment to Loan Documents, dated as of April 21, 2008, by and between the Registrant, Sparton Medical Systems, Inc., Sparton Technology, Inc, Spartronics, Inc., Sparton Electronics Florida, Inc., Sparton of Canada, Limited and National City Bank, incorporated herein by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 28, 2009.

10.8	Promissory Note, dated as of January 22, 2008, by and between Sparton Corporation and National City Bank and guaranteed by Sparton Medical Systems, Inc., Sparton Technology, Inc, Spartronics, Inc., Sparton Electronics Florida, Inc., and Sparton of Canada, Limited, incorporated herein by reference from Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 28, 2009.

31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTON CORPORATION
Date: February 6, 2009	/s/ CARY B. WOOD
Cary B. Wood, Chief Executive Officer

Date: February 6, 2009	/s/ JOSEPH S. LERCZAK
Joseph S. Lerczak, Chief Financial Officer