Form 10-Q
period 2009-03-31
SPARTON CORP
filed 2009-05-13
CIK 92679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*  ☐ Yes ☐ No
(* The registrant has not yet been phased into the interactive data file requirements at this time.)
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding at
Class of Common Stock	April 30, 2009
$1.25 Par Value	9,951,507

SPARTON CORPORATION AND SUBSIDIARIES
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements (Interim, Unaudited)
SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2009	June 30, 2008
ASSETS

Current assets:
Cash and cash equivalents	$6,223,872	$2,928,433
Accounts receivable	33,605,895	30,219,070
Inventories and costs of contracts in progress	51,078,613	63,443,221
Deferred income taxes	—	251,545
Prepaid expense and other current assets	2,218,749	844,130
Assets held for sale	5,915,511	—

Total current assets	99,042,640	97,686,399

Property, plant and equipment — net	11,325,533	17,278,713
Deferred income taxes — non current	1,087,643	1,044,987
Goodwill	16,664,724	16,664,804
Other intangibles — net	5,401,459	5,762,397
Other non current assets	2,197,389	4,289,092

Total assets	$135,719,388	$142,726,392

LIABILITIES AND SHAREOWNERS’ EQUITY

Current liabilities:
Short-term bank borrowings	$15,500,000	$13,500,000
Current portion of long-term debt	4,086,815	4,029,757
Accounts payable	21,981,112	23,503,857
Salaries and wages	3,830,429	5,642,302
Accrued health benefits	1,222,481	1,479,729
Pension liability	1,030,000	—
Restructuring accrual	567,223	—
Advance billings on contracts	5,618,318	—
Other accrued liabilities	4,824,525	7,949,470

Total current liabilities	58,660,903	56,105,115

Pension liability	4,956,545	2,564,438
Long-term debt — non current portion	4,874,035	8,058,497
Environmental remediation — non current portion	4,932,823	5,138,588

Total liabilities	73,424,306	71,866,638

Shareowners’ equity:
Preferred stock, no par value; 200,000 shares authorized, none outstanding	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 9,931,507 and 9,811,507 shares outstanding at March 31, 2009 and June 30, 2008, respectively	12,414,384	12,264,384
Capital in excess of par value	19,632,690	19,650,481
Retained earnings	36,676,275	43,592,351
Accumulated other comprehensive loss	(6,428,267)	(4,647,462)

Total shareowners’ equity	62,295,082	70,859,754

Total liabilities and shareowners’ equity	$135,719,388	$142,726,392

See accompanying notes to condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
March 31, 2009 and 2008

	Three months ended		Nine months ended
	2009	2008	2009	2008

Net sales	$54,592,034	$58,138,830	$163,104,134	$171,941,620
Costs of goods sold	49,582,623	53,404,144	151,846,875	161,883,298

Gross profit	5,009,411	4,734,686	11,257,259	10,058,322

Selling and administrative expenses	4,151,843	5,083,137	14,223,214	14,619,565
Amortization of intangibles	120,313	120,313	360,938	360,938
Restructuring charges	660,160	—	660,160	—
EPA related — net environmental remediation	8,224	(8)	10,225	920
Net (gain) loss on sale of property, plant and equipment	(4,412)	(44,663)	10,025	(976,685)

	4,936,128	5,158,779	15,264,562	14,004,738

Operating income (loss)	73,283	(424,093)	(4,007,303)	(3,946,416)

Other income (expense):
Interest and investment income (expense)	(685)	43,654	28,965	121,900
Interest expense	(397,485)	(248,953)	(1,255,481)	(849,293)
Equity loss in investment	(36,000)	(8,000)	(56,000)	(208,000)
Other — net	(219,392)	(283,816)	(1,245,257)	309,989

	(653,562)	(497,115)	(2,527,773)	(625,404)

Loss before income taxes	(580,279)	(921,208)	(6,535,076)	(4,571,820)
Provision (credit) for income taxes	183,000	(1,555,000)	381,000	(1,920,000)

Net income (loss)	$(763,279)	$633,792	$(6,916,076)	$(2,651,820)

Earnings (loss) per share — basic and diluted	$(0.08)	$0.06	$(0.70)	$(0.27)

See accompanying notes to condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended March 31,
	2009	2008

Cash Flows From Operating Activities:
Net loss	$(6,916,076)	$(2,651,820)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,441,852	1,655,169
Deferred income tax expense (credit)	239,000	(1,713,596)
Equity loss in investment	56,000	208,000
Pension expense	1,686,159	399,598
Share-based compensation	132,209	124,598
Net (gain) loss on sale of property, plant and equipment	10,025	(932,022)
Gain from sale of non-operating land	—	(44,663)
Other, deferred assets	600,000	1,643,396
Changes in operating assets and liabilities:
Accounts receivable	(3,386,825)	(3,497,359)
Income taxes recoverable	—	485,074
Inventories, prepaid expenses and other current assets	12,426,143	(9,256,323)
Accounts payable and accrued liabilities	(811,923)	7,735,578

Net cash provided by (used in) operating activities	5,476,564	(5,844,370)

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(1,064,713)	(701,742)
Proceeds from sale of property, plant and equipment	11,443	1,076,018
Proceeds from sale of non-operating land	—	49,000
Other, principally noncurrent other assets	(451)	93,925

Net cash (used in) provided by investing activities	(1,053,721)	517,201

Cash Flows From Financing Activities:
Net short-term bank borrowings	2,000,000	7,500,000
Repayment of long-term debt	(3,127,404)	(2,473,972)

Net cash (used in) provided by financing activities	(1,127,404)	5,026,028

Increase (decrease) in cash and cash equivalents	3,295,439	(301,141)
Cash and cash equivalents at beginning of period	2,928,433	3,982,485

Cash and cash equivalents at end of period	$6,223,872	$3,681,344

See accompanying notes to condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements
of Shareowners’ Equity (Unaudited)

	Nine months ended March 31, 2009
					Accumulated
			Capital		other
	Common Stock		in excess	Retained	comprehensive
	Shares	Amount	of par value	earnings	income (loss)	Total

Balance at July 1, 2008	9,811,507	$12,264,384	$19,650,481	$43,592,351	$(4,647,462)	$70,859,754
Restricted stock grant issued	120,000	150,000	(150,000)			—
Share-based compensation			132,209			132,209

Comprehensive income (loss), net of tax:
Net loss				(6,916,076)		(6,916,076)
Change in unrecognized pension costs					(1,780,805)	(1,780,805)

Comprehensive loss						(8,696,881)

Balance at March 31, 2009	9,931,507	$12,414,384	$19,632,690	$36,676,275	$(6,428,267)	$62,295,082

	Nine months ended March 31, 2008
					Accumulated
			Capital		other
	Common Stock		in excess	Retained	comprehensive
	Shares	Amount	of par value	earnings	income (loss)	Total

Balance at July 1, 2007	9,811,507	$12,264,384	$19,474,097	$56,730,643	$(1,989,453)	$86,479,671
Share-based compensation			124,598			124,598

Comprehensive income (loss), net of tax:
Net loss				(2,651,820)		(2,651,820)
Change in unrecognized pension costs					119,107	119,107

Comprehensive loss						(2,532,713)

Balance at March 31, 2008	9,811,507	$12,264,384	$19,598,695	$54,078,823	$(1,870,346)	$84,071,556

See accompanying notes to condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation — The accompanying unaudited condensed consolidated financial statements of Sparton Corporation and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All significant intercompany transactions and accounts have been eliminated. Certain reclassifications of prior year amounts have been made to conform to the current year presentation. The condensed consolidated balance sheet at March 31, 2009, and the related condensed consolidated statements of operations, cash flows and shareowners’ equity for the nine months ended March 31, 2009 and 2008 are unaudited, but include all adjustments (consisting only of normal recurring accruals with the exceptions of the NRTC litigation loss described in Note 6, and the additional deferred income tax asset valuation allowance described in Note 1, both of which occurred in fiscal 2008) which the Company considers necessary for a fair presentation of such interim financial statements. Operating results for the nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009. The terms “Sparton,” the “Company,” “we,” “us,” and “our” refer to Sparton Corporation and its subsidiaries.
The balance sheet at June 30, 2008 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
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
Revenue recognition — The Company’s net sales are comprised primarily of product sales, with supplementary revenues earned from engineering and design services. Standard contract terms are FOB shipping point. Revenue from product sales is generally recognized upon shipment of the goods; service revenue is recognized as the service is performed or under the percentage of completion method, depending on the nature of the arrangement. Costs and fees billed under cost-reimbursement-type contracts are recorded as sales. Long-term contracts relate principally to government defense contracts. These government defense contracts are accounted for based on completed units accepted and their estimated average contract cost per unit. At March 31, 2009, current liabilities include billings in excess of costs of $5.6 million on government contracts. Sales related to these billings are recognized based upon completed units accepted and are not recognized upon billings. A provision for the entire amount of a loss on a contract is charged to operations as soon as the loss is identified and the amount is reasonably determinable. Shipping and handling costs are included in costs of goods sold.

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
Fair value of financial instruments — The fair value of cash and cash equivalents, trade accounts receivable, short-term bank borrowings, and accounts payable approximate their carrying value. Cash and cash equivalents consist of demand deposits and other highly liquid investments with an original term when purchased of three months or less. With respect to the Company’s long-term debt instruments, consisting of industrial revenue bonds, notes payable and bank debt, management believes the aggregate fair value of these financial instruments reasonably approximates their carrying value at March 31, 2009.
Other investment — The Company has an investment in Cybernet Systems Corporation (Cybernet), which is included in other non current assets and is accounted for under the equity method, as more fully described in Note 9 of this report.
Market risk exposure — The Company manufactures its products in the United States and Vietnam, and ceased manufacturing in Canada during the fourth quarter of fiscal 2009. Sales of the Company’s products are in the U.S. and Canada, as well as other foreign markets. The Company is subject to foreign currency exchange rate transaction risk relating to intercompany activity and balances, receipts from customers, and payments to suppliers in foreign currencies. Also, adjustments related to the translation of the Company’s Canadian and Vietnamese financial statements into U.S. dollars are included in current earnings. As a result, the Company’s financial results are affected by factors such as changes in foreign currency exchange rates or economic conditions in the domestic and foreign markets in which the Company operates. However, minimal third party receivables and payables are denominated in foreign currency and the related market risk exposure is considered to be immaterial. Historically, foreign currency gains and losses related to intercompany activity and balances have not been significant. Due to the greater volatility of the Canadian dollar the impact of transaction and translation gains has increased. If the exchange rate were to materially change, the Company’s financial position could be significantly affected.
The Company has financial instruments that are subject to interest rate risk. Principally long-term debt associated with the SMS acquisition in May 2006 and the line-of-credit facility with National City Bank, each of which have an adjustable rate of interest, as more fully discussed in Note 5, which would adversely impact results of operations should the interest rate significantly increase.
Long-lived assets — The Company reviews long-lived assets that are not held for sale for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is determined by comparing the carrying value of the assets to their estimated future undiscounted cash flows. If it is determined that an impairment of a long-lived asset has occurred, a current charge to income is recognized. The Company also has goodwill and other intangibles which are considered long-lived assets. $770,000 of goodwill is associated with the Company’s investment in Cybernet, which is included with that investment in other non current assets. The approximate $22.1 million and $22.4 million in net carrying value of goodwill and other intangibles reflected on the Company’s balance sheet as of March 31, 2009 and June 30, 2008, respectively, is associated with the acquisition of SMS. For a more complete discussion of goodwill and other intangibles, see Note 4.
Other assets — Included in other current assets as of March 31, 2009 and other non current assets as of June 30, 2008, was $1.4 million and $2.0 million, respectively, of reimbursement due Sparton from other parties resulting from defective inventory materials delivered to Sparton and related validation costs, which is described in Note 6.
Common stock repurchases — The Company records common stock repurchases at cost. The excess of cost over par value is first allocated to capital in excess of par value based on the per share amount of capital in excess of par value for all outstanding shares, with the remainder charged to retained earnings. Repurchased shares are retired. No shares were repurchased during the nine months ended March 31, 2009 or 2008.

Deferred income taxes — Deferred income taxes are based on enacted income tax rates in effect on the dates temporary differences between the financial reporting and tax bases of assets and liabilities are expected to reverse. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in operating results in the period that includes the enactment date. A valuation allowance of approximately $10 million was established at June 30, 2008 against the Company’s net deferred income tax asset. In addition, for the nine months ended March 31, 2009, an additional valuation allowance of approximately $2.6 million has been established against the net deferred income tax assets, as a result of continuing operating losses. If future levels of taxable income in the United States are not consistent with our expectations, a further increase to the valuation allowance may be needed. For additional discussion on income taxes see Critical Accounting Polices and Estimates.
Supplemental cash flows information — During the quarter ended March 31, 2009, the net book value of a former manufacturing facility in Albuquerque (Coors Road) in the amount of $107,000 was reclassified as held-for-sale. Sparton has been leasing this property to another company under a long-term lease, which contains an option to buy. A further discussion of this former manufacturing facility is contained in Note 6. During the quarter ended December 31, 2008, the net book value of the closed Albuquerque facility in the amount of $5,809,000 was reclassified as held-for-sale, as further described in Note 11. Other supplemental cash and noncash activities for the nine months ended March 31, 2009 and 2008 were as follows:

	2009	2008

Net cash paid (refunded) during the period for:
Income taxes (1)	$243,000	$(797,000)

Interest (2)	$1,126,000	$790,000

Notes to supplemental cash flows information:

1)	Income taxes consist primarily of the U.S. dollar equivalent of taxes paid to the Canadian government related to our Canadian operations.

2)	Interest includes $2,000 and $8,000 of capitalized interest in fiscals 2009 and 2008.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement provides reporting entities the one-time election (the “fair value option”) to measure financial instruments and certain other items at fair value. For items for which the fair value option has been elected, unrealized gains and losses are to be reported in earnings at each subsequent reporting date. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Both SFAS No. 159 and SFAS No. 157 were effective for financial statements issued by Sparton for the first interim period of our 2009 fiscal year, which began on July 1, 2008. The adoption of SFAS No. 159 had no significant impact on the Company’s consolidated financial statements. The Company did not elect the fair value option for any of its financial assets and liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) FAS No. 157-2. This FSP delays the effective date of SFAS No. 157 until fiscal 2010 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. Through March 31, 2009, SFAS No. 157 had no effect on the Company’s consolidated results of operations or financial position with respect to its financial assets and liabilities. Effective July 1, 2009, the Company will apply the fair value measurement and disclosure provisions of SFAS No. 157 to its nonfinancial assets and liabilities measured on a nonrecurring basis. Such application is not expected to have a material impact on the Company’s consolidated results of operations or financial position. The Company measures the fair value of the following on a nonrecurring basis: (1) long-lived assets and other intangibles, which include customer relationship and non-compete agreements, and (2) the reporting unit under step one of the Company’s periodic goodwill impairment test.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement is intended to improve financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of its balance sheet date. Prior accounting standards required an employer to recognize on its balance sheet an asset or liability arising from a defined benefit postretirement plan, which generally differed from the plan’s overfunded or underfunded status. SFAS No. 158 was effective for Sparton’s fiscal year ended June 30, 2007, except for the change in the measurement date which is effective for Sparton’s fiscal year ending June 30, 2009. An increase in accumulated other comprehensive loss reflecting the amount equal to the difference between the previously recorded pension asset and the current funded status (adjusted for income taxes) as of June 30, 2007, the implementation date, was initially recorded by the Company. The resulting decrease to shareowners’ equity on that date totaled approximately $1,989,000 (net of tax benefit of $1,025,000). Due principally to the continued deterioration in the global financial markets since that date, the plan is in a deficit position resulting in periodic increases to accumulated other comprehensive loss, which amounts to $6,428,000 as of March 31, 2009. The effect of the measurement date change is approximately $257,000, which is expected to result in a direct charge to retained earnings in the fourth quarter.
NOTE 2. INVENTORIES AND COSTS OF CONTRACTS IN PROGRESS
Customer orders are based upon forecasted quantities of product, manufactured for shipment over defined periods. Raw material inventories are purchased to fulfill these customer requirements. Within these arrangements, customer demands for products frequently change, sometimes creating excess and obsolete inventories. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income and a reserve is established for the difference between the carrying cost and the estimated realizable amount. Conversely, should the disposition of adjusted excess and obsolete inventories result in recoveries in excess of these reduced carrying values, the remaining portion of the reserve is reversed and taken into income when such determinations are made. It is possible that the Company’s financial position and results of operations could be materially affected by changes to the inventory reserves for excess and obsolete inventories. These reserves totaled $2,181,000 and $3,182,000 at March 31, 2009 and June 30, 2008, respectively.
Inventories are valued at the lower of cost (first-in, first-out basis) or market and include costs related to long-term contracts. Inventories, other than contract costs, are principally raw materials and supplies. The following are the approximate major classifications of inventory, net of progress billings and related reserves, at each balance sheet date:

	March 31, 2009	June 30, 2008

Raw materials	$39,575,000	$48,237,000
Work in process and finished goods	11,504,000	15,206,000

	$51,079,000	$63,443,000

Work in process and finished goods inventories include $2.8 and $1.5 million, of completed, but not yet accepted, sonobuoys at March 31, 2009 and June 30, 2008, respectively. Inventories were reduced by interim billings to the U.S. government for costs incurred related to long-term contracts, thereby establishing inventory to which the U.S. government then has title, of approximately $3.6 million and $0.8 million, respectively, at March 31, 2009 and June 30, 2008. At March 31, 2009, current liabilities includes billings in excess of costs of $5.6 million on government contracts. As these billings are in excess of cost, there is no inventory to which the government would claim title and, therefore, no offset to inventory has been made.

NOTE 3. DEFINED BENEFIT PENSION PLAN
Periodic benefit cost — The Company sponsors a defined benefit pension plan covering certain salaried and hourly U.S. employees. On February 12, 2009, the Company announced it froze participation and the accrual of benefits in the Sparton Corporation Pension Plan, effective April 1, 2009. As a result of this freeze, actuarial calculations for fiscal 2009 were updated with an effective date of February 28, 2009. Based on this actuarial calculation, a $333,000 curtailment charge was recognized during the quarter ended March 31, 2009, related to the acceleration of all remaining prior service costs previously being amortized over future periods. In addition, lump-sum benefit distributions as of that date exceeded plan service and interest costs, resulting in a lump-sum settlement charge of $615,000 being recognized during the quarter ended March 31, 2009. Lump-sum benefit distributions will continue to be monitored, and if additional distributions during the remainder of the current fiscal year in this form exceed the remaining interest costs for the year, an additional settlement charge may be recognized during the fourth quarter.
The components of net periodic pension expense are as follows for the three months and nine months ended March 31:

	Three months ended		Nine months ended
	2009	2008	2009	2008

Service cost	$(1,000)	$134,000	$262,000	$403,000
Interest cost	161,000	152,000	488,000	455,000
Expected return on plan assets	(68,000)	(187,000)	(356,000)	(560,000)
Amortization of prior service cost	—	26,000	52,000	77,000
Amortization of unrecognized net actuarial loss	132,000	35,000	292,000	104,000

Net periodic benefit cost	224,000	160,000	738,000	479,000
Curtailment charge	333,000	—	333,000	—
Pro rata recognition of lump-sum settlements	615,000	—	615,000	—

Total periodic benefit cost	$1,172,000	$160,000	$1,686,000	$479,000

Based upon current actuarial calculations and assumptions the pension plan has met all funding requirements and no pension contribution is required to be made during fiscal 2009. A cash contribution of $79,000 was paid by the Company in fiscal 2008. During fiscal 2010, a cash contribution of approximately $1,097,000 is anticipated. For further information on future funding projections and other pension disclosures see Part II, Item 7, Note 6 “Employee Retirement Benefit Plans” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
NOTE 4. GOODWILL AND OTHER INTANGIBLES
The Company follows SFAS No. 141, Business Combinations (SFAS No. 141), SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142) and SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (SFAS No. 144). SFAS No. 141 specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually. Goodwill related to the purchase of SMS, which occurred in May 2006, is reviewed for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill from SMS was reviewed for impairment during the fourth quarter of fiscal 2008, with the next review expected to occur in the fourth quarter of fiscal 2009. SFAS No. 144 requires that intangible assets with definite useful lives be amortized over their estimated useful lives to their estimated residual values and be reviewed for impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. The change in the carrying amounts of goodwill and amortizable intangibles during the nine months ended March 31, 2009 and the year ended June 30, 2008, were as follows:

		Amortizable	Total
	Goodwill	Intangibles	Intangibles

Balance at July 1, 2007	$15,608,000	$6,244,000	$21,852,000
Goodwill addition	1,057,000	—	1,057,000
Amortization	—	(482,000)	(482,000)

Balance at June 30, 2008	16,665,000	5,762,000	22,427,000
Amortization	—	(361,000)	(361,000)

Balance at March 31, 2009	$16,665,000	$5,401,000	$22,066,000

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
Other intangibles — Other intangibles of $6,765,000 were recognized upon the purchase of SMS in May 2006, consisting of intangibles for non-compete agreements of $165,000 and customer relationships of $6,600,000. These costs are being amortized ratably over 4 years and 15 years, respectively. Amortization of intangible assets is estimated to be approximately $481,000 for fiscal 2009 and 2010 and approximately $440,000 for each of the subsequent 9 years. Amortization for the nine months ended March 31, 2009 and the year ended June 30, 2008 was as follows:

			Total
	Non-compete	Customer	Amortizable
	Agreements	Relationships	Intangibles

Balance at July 1, 2007, net	$120,000	$6,124,000	$6,244,000
Amortization	(41,000)	(441,000)	(482,000)

Balance at June 30, 2008, net	79,000	5,683,000	5,762,000
Amortization	(31,000)	(330,000)	(361,000)

Balance at March 31, 2009, net	$48,000	$5,353,000	$5,401,000

Accumulated amortization as of March 31, 2009	$117,000	$1,247,000	$1,364,000

NOTE 5. BORROWINGS
Short-term debt maturities and line of credit — Short-term debt as of March 31, 2009, includes the current portion of long-term bank loan debt of $2,000,000, the current portion of long-term notes payable of $1,976,000, and the current portion of Industrial Revenue bonds of $111,000. Both the bank loan and the notes payable were incurred as a result of the Company’s purchase of SMS in May 2006, and are due and payable in equal installments over the next several years as further discussed below. The Industrial Revenue bonds were assumed at the time of SMS’s purchase and were previously incurred by Astro Instrumentation, LLC (Astro).
The Company also has available an $18 million, or 80% of eligible receivables, whichever is the lesser, revolving line-of-credit facility ($20 million prior to January 2009) provided by National City Bank (now PNC Bank) to support working capital needs and other general corporate purposes, which is secured by substantially all assets of the Company. Borrowings bear interest at the variable rate of LIBOR plus 500 basis points, which as of March 31, 2009 equaled an effective rate of 5.52% (5.48% as of June 30, 2008). This line-of-credit may be further renegotiated during the fourth quarter of fiscal 2009. As a condition of this line-of-credit, the Company is subject to compliance with certain customary covenants. The Company did not meet its EBITDA and tangible net worth covenants for the quarters ended September 30 and December 31, 2008, and March 31, 2009, and National City waived its right to accelerate payment of the debt arising from our noncompliance with those covenants for those quarters. As of March 31, 2009 and June 30, 2008, there was $15.5 million and $13.5 million drawn against this credit facility, respectively. Interest accrued on those borrowings amounted to approximately $26,000 and $16,000 as of March 31, 2009 and June 30, 2008, respectively. This line-of-credit, which was scheduled to expire in January 2009 and was then extended to mature in May 2009, has now been extended through June 15, 2009. The Company is currently in negotiations with a lender for a credit facility to replace both the current revolving line-of-credit and the bank term loan. The Company has received proposed terms for such financing from the lender, which is contingent on, among other things, the completion of due diligence and the negotiation of definitive agreements by the parties. There are no assurances, however, as to the successful outcome of this process. For further information, see Part II, Item 5, Other Information.

Long-term debt — Long-term debt, all of which arose in conjunction with the SMS acquisition, consists of the following obligations at each balance sheet date:

	March 31, 2009	June 30, 2008

Industrial Revenue bonds, face value	$2,180,000	$2,266,000
Unamortized purchase discount	(124,000)	(131,000)

Industrial Revenue bonds, carrying value	2,056,000	2,135,000
Bank term loan	3,900,000	6,000,000
Notes payable — former owners	3,005,000	3,953,000

Total long-term debt	8,961,000	12,088,000
Current portion long-term debt	(4,087,000)	(4,030,000)

Long-term debt, net of current portion	$4,874,000	$8,058,000

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
The bonds carry certain requirements generally obligating the Company to deposit funds into a sinking fund. The sinking fund requires the Company to make monthly deposits of one twelfth of the annual obligation plus accrued interest. The purchase discount is being amortized ratably over the remaining term of the bonds. Amortization expense for the nine months ended March 31, 2009 and the year ended June 30, 2008, respectively, was approximately $6,000 and $10,000, respectively. The Company has issued an irrevocable letter of credit in the amount of $284,000 to secure repayment of a portion of the bonds. A further discussion of borrowings and other information related to the Company’s purchase of SMS may be found in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
The bank term loan, provided by National City Bank (now PNC Bank) with an original principal of $10 million, is being repaid over five years, with quarterly principal payments of $500,000 which commenced September 1, 2006. This loan bears interest at the variable rate of LIBOR plus 500 basis points, with interest calculated and paid quarterly along with the principal payment. As of March 30, 2009 and June 30, 2008, respectively, the effective interest rate equaled 5.52% and 5.48%, with accrued interest of approximately $17,000 and $25,000 for both periods, respectively. As a condition of this bank term loan, the Company is subject to compliance with the same covenants that apply to the line of credit. As previously discussed, the Company did not meet the covenants at September 30 and December 31, 2008, and March 31, 2009, and National City Bank waived its right to accelerate payment of the debt arising from our noncompliance for those quarters. This debt is secured by substantially all assets of the Company. In addition, proceeds from the expected sale of the Albuquerque facility (Note 11), as well as the settlement related to defective circuit board litigation (Note 6), have been assigned to National City Bank to be used to pay down this bank term debt, with the excess, if any, to be returned to the Company for other uses. In December 2008, $600,000 was received related to the circuit board litigation settlement and was applied as payment to the term debt as agreed. As previously discussed, the Company is currently in negotiations to replace this bank term loan.
Two notes payable with initial principal of $3,750,000 each, totaling $7.5 million, are payable to the sellers of Astro. These notes are to be repaid over four years, in aggregate semi-annual payments of principal and interest in the combined amount of $1,057,000 on June 1 and December 1 of each year. Payments commenced on December 1, 2006. These notes each bear interest at 5.5% per annum. The notes are proportionately secured by the stock of Astro and are subordinated to the National City term debt. As of March 31, 2009 and June 30, 2008, there was interest accrued on these notes in the amount of approximately $55,000 and $18,000, respectively.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Environmental Remediation
One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been involved with ongoing environmental remediation since the early 1980’s. At March 31, 2009, Sparton had accrued $5,339,000 as its best estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which $407,000 is classified as a current liability and included on the balance sheet in other accrued liabilities. The Company’s minimum cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements.
In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (DOE) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8,400,000 incurred from the date of settlement, of which approximately $2,463,000 has been expensed as of March 31, 2009. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency.
Customer Relationships
In September 2002, Sparton Technology, Inc. (STI), a subsidiary of Sparton, filed an action in the U.S. District Court for the Eastern District of Michigan to recover certain unreimbursed costs incurred for the acquisition of raw materials as a result of a manufacturing relationship with two entities, Util-Link, LLC (Util-Link) of Delaware and National Rural Telecommunications Cooperative (NRTC) of the District of Columbia.
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
The Company has pending an action before the U.S. Court of Federal Claims to recover damages arising out of an alleged infringement by the U.S. Navy of certain patents held by Sparton and used in the production of sonobuoys. Pursuant to an agreement between the Company and counsel conducting the litigation, a significant portion of the claim will be retained by the Company’s counsel in contingent fees if the litigation is successfully concluded. A trial of the matter was conducted by the court in April and May of 2008, and the timing of a decision in this matter is uncertain at this time. The likelihood that the claim will be resolved and the extent of any recovery in favor of the Company is unknown at this time and no receivable has been recorded by the Company.
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
In August 2005, Sparton Electronics Florida, Inc. filed an action in the U.S. District Court, Middle District of Florida against Electropac Co. Inc. and a related party (the raw board manufacturer) to recover these costs. A trial was conducted in August 2008 and the trial court made a partial ruling in favor of Sparton, however, at an amount less than the previously deferred $2.8 million. Following this ruling, a provision for a loss of $0.8 million was established in the fourth quarter of fiscal 2008. Court ordered mediation was conducted following the court’s ruling and a settlement was reached in September 2008. No further loss contingency, other than the $0.8 million reserve recognized in fiscal 2008, has been established in fiscal 2009, as the Company expects to collect the settlement in full. The settlement is secured by a mortgage on real property valued in excess of the remain-

ing $1.4 million due to the Company, as well as a consent judgment. In December 2008, a recovery of $0.6 million against the $2.0 million was received, with the balance expected to be received by September 30, 2009. As of March 31, 2009, $1.4 million remains in other current assets in the Company’s balance sheet, compared to the $2.0 million reported in other non current assets as of June 30, 2008. Settlement proceeds have been assigned to National City Bank to pay down bank term debt (described in Note 5). If the defendants are unable to pay the final judgment, our before-tax operating results at that time could be adversely affected by up to $1.4 million.
Employment Agreements
In March 2009, (effective April 1, 2009), the Company entered into an employment agreement with its newly appointed Senior Vice President and Chief Financial Officer. The agreement generally provides for a fixed annual base compensation amount, an annual performance bonus based on goal attainments, incentive plan, other customary benefits, and termination without cause considerations. There is no set term for this agreement.
In January 2009, the Company entered into an employment agreement with its newly appointed Senior Vice President of Operations. The agreement generally provides for a fixed annual base compensation amount, annual performance bonus based on goal attainments, incentive plan, other customary benefits, and termination without cause considerations. There is no set term for this agreement.
In November 2008, concurrent with the appointment of Mr. Wood, the Company’s new Chief Executive Officer, and the continued retention of Mr. Langley, its President (formerly the interim CEO), Sparton entered into employment agreements with each of the two executives. As described herein, Mr. Langley’s employment under his employment agreement has terminated and he entered into a Retirement Agreement and Release of All Claims with the Company (Retirement Agreement). Pursuant to the Retirement Agreement Mr. Langley no longer acts as the President, but will continue to receive his annual salary, less payroll taxes required to be withheld by law, through the term of his Employment Agreement which expires on July 1, 2010, and he will provide consulting services to the Company. Mr. Wood’s employment agreement generally provides for a fixed annual base compensation amount, an annual performance bonus based on goal attainments, a portion of which is guaranteed in fiscal 2009 and 2010, incentive plans, other customary benefits, and termination without cause considerations. The initial term of his agreement is 3 years.
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
The following table presents share-based compensation expense and related components for the three months and the nine months ended March 31, 2009 and 2008, respectively. There were no related tax benefits to report for either period shown below.

	Three months ended		Nine months ended
	2009	2008	2009	2008

Share-based compensation expense:
Stock options	$(50,000)	$52,000	$43,000	$125,000
Restricted stock	67,000	—	89,000	—

	$17,000	$52,000	$132,000	$125,000

As of March 31, 2009, unrecognized compensation costs related to nonvested awards amounted to $235,000:

	Unrecognized	Remaining weighted-average
	compensation costs	number of years to expense
Nonvested stock options	$55,000	0.84
Nonvested restricted stock	180,000	0.79

Total nonvested awards	$235,000	0.80

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
In general, the Company’s policy is to issue new shares upon the exercise of a stock option. A summary of option activity under the Company’s stock option plan for the nine months ended March 31, 2009 is presented below. The intrinsic value of a stock option reflects the difference between the market price of the share under option at the measurement date (i.e., date of exercise or date outstanding in the table below) and its exercise price. Stock options are excluded from this calculation if their exercise price is above the stock price of the share under option at the measurement date. All options presented have been adjusted to reflect the impact of all 5% common stock dividends declared.

			Wtd. Avg. Remaining
	Total Shares	Wtd. Avg.	Contractual	Aggregate
	Under Option	Exercise Price	Term (years)	Intrinsic Value
Outstanding at July 1, 2008	223,385	$8.22	6.65	—
Granted	—
Exercised	—
Forfeited or expired	(30,038)	$8.19	—	—

Outstanding at March 31, 2009	193,347	$8.23	5.94	—

Exercisable at March 31, 2009	146,181	$8.13	5.78	—

The aggregate intrinsic value of options outstanding, which includes options exercisable, at March 31, 2009, was $0, as all options both outstanding and exercisable had an exercise price above the market price of the share under option at that date. The exercise price of stock options outstanding at March 31, 2009, ranged from $6.52 to $8.57.
There were no stock options granted during the nine months ended March 31, 2009. Assumptions utilized in determining the amount expensed for stock options during the periods presented herein are consistent with, and disclosed in, the Company’s previously filed Annual Report on Form 10-K for the year ended June 30, 2008.
Restricted Stock Awards:
Effective April 1, 2009, 20,000 shares of restricted common stock, with a market price on that date of $1.58, were awarded and issued to Sparton’s newly appointed Chief Financial Officer. The 20,000 shares of restricted stock vest in the following manner: 3,400 vest on October 1, 2009; 3,200 vest on April 1, 2010; 6,600 vest on April 1, 2011 and 6,800 vest on April 1, 2012. The issued shares have all rights of ownership, including receipt of dividends, except they may not be sold or transferred until the conclusion of each vesting period. The fair value of the award was equal to the quoted value of the Company’s common stock on the grant date. Due to the issue date of April 1, 2009, the 20,000 shares of restricted common stock awarded was not included within the March 31, 2009 disclosure which follows.

On November 24, 2008, 120,000 shares of restricted common stock, with a market price on that date of $2.25, were awarded and issued to Sparton’s Chief Executive Officer. The 120,000 shares of restricted stock vest in the following manner: 46,666 vest on June 30, 2009; 46,666 vest on June 30, 2010; and 26,668 vest on June 30, 2011. The issued shares have all rights of ownership, including receipt of dividends, except they may not be sold or transferred until the conclusion of each annual vesting period. The fair value of the award was equal to the quoted value of the Company’s common stock on the grant date.
As of March 31, 2008, there were no restricted stock awards outstanding. As of March 31, 2009, unrecognized compensation costs related to the awards amounted to $180,000, and will be recognized over the remaining weighted-average service period of approximately 0.79 years.
A summary of the status of the Company’s nonvested shares as of March 31, 2009, and changes during the nine months then ended is presented below:

	Number	Wtd. Avg.
	of Shares	Fair Value
Nonvested at July 1, 2008	—	—
Granted and issued	120,000	$2.25
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2009	120,000	$2.25

After the issuance of the 120,000 shares of restricted stock, 180,644 shares remain available under the Company’s stock incentive plan for future grant.
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
Due to the Company’s interim reported net losses, or the exercise prices of all options being greater than the average market price for the interim periods, for the three months and nine months ended March 31, 2009 and 2008, all share-based awards outstanding were excluded from the computation of diluted earnings per share for those periods, as their inclusion would have been anti-dilutive.
Basic and diluted income (loss) per share for the three months and nine months ended March 31, 2009 and 2008 were computed based on the following shares outstanding:

	Three months ended		Nine months ended
	2009	2008	2009	2008

Weighted average shares outstanding	9,811,507	9,811,507	9,811,507	9,811,507
Basic and diluted income (loss) per share	$(0.08)	$0.06	$(0.70)	$(0.27)
NOTE 9. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) currently includes net income (loss) as well as certain changes in the funded status of the Company’s pension plan, which are excluded from operating results. Unrealized actuarial gains and losses and certain changes in the funded status of the pension plan, net of tax, are excluded from net income (loss), but are reflected as a direct charge or credit to shareowners’ equity. Comprehensive income (loss) and the related components, net of tax, are disclosed in the accompanying condensed consolidated statements of shareowners’ equity. Comprehensive income (loss) is summarized as follows for the three months and nine months ended March 31, 2009 and 2008, respectively:

	Three months ended		Nine months ended
	2009	2008	2009	2008

Net income (loss)	$(763,000)	$634,000	$(6,916,000)	$(2,652,000)
Change in unrecognized pension costs	(1,876,000)	40,000	(1,781,000)	119,000

Comprehensive income (loss)	$(2,639,000)	$674,000	$(8,697,000)	$(2,533,000)

At March 31, 2009 and June 30, 2008, shareowners’ equity includes accumulated other comprehensive loss of $6,428,000 and $4,647,000, respectively, net of tax, which consists solely of the sum of the unrecognized prior service cost and net actuarial loss of the Company’s defined benefit pension plan. The change in unrecognized pension expense, net of tax, included in accumulated other comprehensive loss for the three months and nine months ended March 31, 2009 and 2008, respectively, is summarized by component in the following table:

	Three months ended		Nine months ended
	2009	2008	2009	2008

Prior service cost — net of tax	$347,000	$17,000	$382,000	$51,000
Net actuarial (loss) gain — net of tax	(2,223,000)	23,000	(2,163,000)	68,000

Total	$(1,876,000)	$40,000	$(1,781,000)	$119,000

All fiscal 2009 amounts are net of tax of zero, as the assumed tax benefits have been eliminated as a result of the allocation of deferred income tax asset valuation allowances established in light of the current uncertainty of the realization of those benefits.
In June 1999, the Company purchased a 14% interest (12% on a fully diluted basis) in Cybernet for $3,000,000, which included a seat on Cybernet’s three member Board of Directors. Cybernet is a developer of hardware, software, next-generation network computing, and robotics products. It is located in Ann Arbor, Michigan. The investment is accounted for under the equity method and is included in other non current assets on the balance sheet. At March 31, 2009 and June 30, 2008, the Company’s investment in Cybernet amounted to $1,919,000 and $1,975,000, respectively, representing its equity interest in Cybernet’s net assets plus $770,000 of goodwill. The Company believes that the equity method is appropriate given Sparton’s level of involvement in Cybernet. The use of the equity method requires Sparton to record its share of Cybernet’s income or loss in earnings (“Equity income/loss in investment”) in Sparton’s statements of operations with a corresponding increase or decrease in the investment account (“Other non current assets”) in Sparton’s balance sheets. In addition, Sparton’s share of any unrealized gains (losses) on available-for-sale securities, when held by Cybernet, is carried in accumulated other comprehensive income (loss) within the shareowners’ equity section of Sparton’s balance sheets. During fiscal 2007 Cybernet liquidated these investments.
NOTE 10. RESTRUCTURING ACTIVITIES
During fiscal 2009, Sparton’s Chief Executive Officer initiated a full evaluation of the Company’s operations and long-term business strategy. As a result, in the third fiscal quarter, management began to implement a formal turnaround plan focused on the return of Sparton to profitability and the assurance of the Company’s viability. These measures have been designed to reduce operating costs, increase efficiencies, and improve our competitive position in response to excess capacity, the prevailing economy and the need to optimize manufacturing resources. These restructuring activities include, among other actions, plant consolidation and closures, workforce reductions, contract disengagements, and changes in employee pension and health care benefits.
Recent Plant Closures
London, Ontario, Canada
On March 30, 2009, Sparton announced the idling and subsequent closing of its London, Ontario, Canada, production facility. The closing is in response to market and economic conditions that have resulted in the facility being underutilized because of significantly decreased customer volumes. Twenty-four salaried and 63 hourly employees were affected, with the employees to receive severance packages consistent with Company policy. Work levels at the facility have decreased significantly because of customer cutbacks and the need to end a loss-generating contract with a major industrial customer. Sparton’s London facility is part of the Company’s Electronics manufacturing business and produces electronic circuit boards. Remaining customer business is being transferred to Sparton’s Brooksville, Florida, production facility, and deliveries should not be affected. The closure is expected to be substantially complete by May 31, 2009. Net sales for the Canadian plant were $15,683,000 and $18,118,000 for the nine months ended March 31, 2009 and the year ended June 30, 2008, respectively.
Jackson, Michigan
On March 4, 2009, Sparton announced the closing of its Jackson, Michigan manufacturing operations no later than June 30, 2009. The closing is in response to the difficult economic and competitive situation in the industries served and is part of Sparton’s plan to return the Company to profitability. The Jackson facility had served as both the Company’s headquarters and a manufacturing plant for its Electronics business. Products currently manufactured in Jackson will be transferred to the

Company’s production facilities in Brooksville, Florida, and Ho Chi Minh City, Vietnam. Customer orders will not be affected by the transfer to other facilities. Net sales for the Jackson plant were $29,557,000 and $26,088,000 for the nine months ended March 31, 2009 and the year ended June 30, 2008, respectively. The closing affects 39 salaried and 167 hourly employees who will receive severance packages consistent with Company policy.
Reductions in Force
On February 6, 2009, the Company announced a reduction in force. The reduction involved 6% of the approximately 1,000 employees employed at that time and affected employees at all locations other than Strongsville, Ohio and Ho Chi Minh City, Vietnam. It is estimated that annual savings of $4,100,000 related to wages and associated benefits will be realized. Approximately $248,000 of severance cost related to this reduction in force was recognized during the three months ended March 31, 2009. In addition to the above anticipated cost reductions, an additional $600,000 is estimated to be saved annually through the termination of contract workers currently working for the Company.
Effective April 1, 2009, the Company committed to and executed a plan to further reduce its workforce of approximately 970 employees by 2% at all locations other than Strongsville, Ohio and Ho Chi Minh City, Vietnam. Annualized realized cost savings are expected to approximate $1.8 million beginning in the fourth quarter of fiscal 2009.
Through the nine months ended March 31, 2009, the Company recognized a total of $660,000 in restructuring charges, and at that date the restructuring accrual was $567,000. The following table summarizes the nature and amount of the fiscal 2009 restructuring actions to date, all of which began to be recognized during the third quarter.

	Workforce Reduction
	(principally severance)	Lease Costs	Total

Restructuring charge	$260,000	$400,000	$660,000
Less cash payments	93,000	—	93,000
Restructuring reversals and adjustments	—	—	—

Accrual balance at March 31, 2009	$167,000	$400,000	$567,000

NOTE 11. FISCAL 2008 and 2007 PRIOR PERIOD PLANT CLOSURES
Albuquerque, New Mexico
On June 17, 2008, Sparton announced its commitment to close the Albuquerque, New Mexico facility of Sparton Technology, Inc., a wholly-owned subsidiary of Sparton. The Albuquerque facility primarily produced circuit boards for customers operating in the Industrial/Other market. The plant ceased production and closed in October 2008. Net sales for the Albuquerque facility for the fiscal year ended June 30, 2008 were $23,285,000, which represented approximately 10% of Sparton’s consolidated net sales. One customer, with $15,148,000 of sales in fiscal 2008, was previously transitioned. However, due primarily to recent pricing pressure, and other reasons unrelated to the transition, we will be disengaging with this customer. During the quarter ended June 30, 2008, the Company incurred operating charges associated with employee severance costs of approximately $181,000, which were included in costs of goods sold. Additional severance related costs of $311,000 were incurred and expensed for the nine months ended March 31, 2009. There were no severance costs in the quarter ended March 31, 2009 related to this closure. At March 31, 2009, Sparton had accrued $5,339,000 as its best estimate of the remaining minimum future undiscounted financial liability with respect to ongoing environmental remediation associated with the Coors Road facility, also located in Albuquerque, New Mexico, of which $407,000 is classified as a current liability. For a further discussion of this facility see Note 6.
The land and building in Albuquerque is currently marketed for sale. The majority of other assets and equipment was relocated to other Sparton facilities for their use in production of the retained and transferred customer business. The net book value of the land and building to be sold, which as of March 31, 2009 totaled $5,809,000, is reported as held-for-sale on the Company’s balance sheet as a current asset at that date. Depreciation on these assets ceased in October 2008. At June 30, 2008, $5,782,000 was included in property, plant and equipment on the Company’s balance sheet, as the facility was still operating at the fiscal year end. A second property in Albuquerque (Coors Road) unrelated to this closure is also reported as held-for-sale at March 31, 2009 in the amount of $107,000.
As of March 31, 2009 and June 30, 2008, the following assets and liabilities of the Albuquerque facility were included in the consolidated balance sheets:

	March	June

Current assets	$5,875,000	$8,837,000
Property, plant and equipment (net)	—	6,121,000

Total assets	$5,875,000	$14,958,000

Current liabilities	$735,000	$2,814,000
Long term liabilities (EPA, see Note 6)	5,144,000	5,139,000

Total liabilities	$5,879,000	$7,953,000

Deming, New Mexico
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of certain significant events affecting the Company’s earnings and financial condition during the periods included in the accompanying financial statements. Additional information regarding the Company can be accessed via Sparton’s website at www.sparton.com. Information provided at the website includes, among other items, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Quarterly Earnings Releases, News Releases, and the Code of Business Conduct and Ethics, as well as various corporate charters. The Company operates in one line of business, electronic manufacturing services (EMS). Sparton’s capabilities range from product design and development through aftermarket support, specializing in total business solutions for government, medical/scientific instrumentation, aerospace and industrial markets. This includes the design, development and/or manufacture of electronic parts and assemblies for both government and commercial customers worldwide. Governmental sales are mainly sonobuoys.
The Private Securities Litigation Reform Act of 1995 reflects Congress’ determination that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by corporate management. This report on Form 10-Q contains forward-looking statements within the scope of the Securities Act of 1933 and the Securities Exchange Act of 1934. The words “expects,” “anticipates,” “believes,” “projects,” “intends,” “estimates” “plans,” “will,” and similar words or expressions, and the negatives of such expressions, are intended to identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission (SEC). These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed below. Accordingly, Sparton’s future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. The Company notes that a variety of factors could cause the actual results and experience to differ materially from anticipated results or other expectations expressed in the Company’s forward-looking statements.

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
Other risks and uncertainties that may affect our operations, performance, growth forecasts and business results include, but are not limited to, timing and fluctuations in U.S. and/or world economies, sharp volatility of world financial markets over a short period of time, competition in the overall EMS business, availability of production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, foreign currency exchange rate risk, uncertainties associated with the outcome of litigation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation, customer labor and work strikes, and uncertainties related to defects discovered in certain of the Company’s aerospace circuit boards. Further risk factors are the availability and cost of materials. A number of events can impact these risks and uncertainties, including potential escalating utility and other related costs due to natural disasters, as well as political uncertainties such as the conflict in Iraq. The Company has encountered availability and extended lead time issues on some electronic components due to strong market demand; this resulted in higher prices and/or late deliveries. In addition, some electronics components used in production are available from a limited number of suppliers, or a single supplier, which may affect availability and/or pricing. Additionally, the timing of sonobuoy sales to the U.S. Navy is dependent upon access to the test range and successful passage of product tests performed by the U.S. Navy. Reduced governmental budgets have made access to the test range less predictable and less frequent than in the past. Additional risk factors that have arisen more recently include risks associated with the increasingly tightened credit market, the Company’s ability to replace its expiring credit facility on similar or more favorable terms, dependence on key personnel, recent volatility in the stock markets, and the impact on the Company’s defined contribution plan, and the risk that the Company’s stock might be delisted from the New York Stock Exchange (NYSE). Finally, the Sarbanes-Oxley Act of 2002 required changes in, and formalization of, some of the Company’s corporate governance and compliance practices. The SEC and NYSE also passed rules and regulations requiring additional compliance activities. Compliance with these rules has increased administrative costs, and it is expected that certain of these costs will continue indefinitely. A further discussion of the Company’s risk factors has been included in Part I, Item 1(A), “Risk Factors”, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and Part II Item 1(A) of this report. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report.

EXECUTIVE SUMMARY
In summary, the major elements affecting fiscal 2009 nine months’ net loss compared to fiscal 2008 nine months’ net loss were as follows (in millions):

Net loss year-to-date fiscal 2008		$(2.7)
Deferred asset write-off in fiscal 2008	$1.6
Gain on Deming, NM plant sale in fiscal 2008	(0.9)

	0.7

Increased margin resulting from disengagement terms with one customer	1.0
Restructuring expense	(0.7)
Improved margin on government programs	0.5
Increased income tax expense	(2.3)
Increased legal and consulting expense	(1.2)
Increased pension expense	(1.2)
Increased translation/transaction exchange expense	(0.8)
Other	(0.2)

	(4.9)

Net change		(4.2)

Net loss year-to-date fiscal 2009		$(6.9)

Year to date, fiscal 2009 has been impacted by:
•	Consistent and successful sonobuoy drop tests contributing to sales and improved margins. Margins improved due to improved labor efficiencies and less rework cost. There were no minimal or no margin contracts in sales in fiscal 2009.

•	Higher sales in the Aerospace market of $19.4 million over the same period last year.

•	Increased margin resulting from disengagement agreement with one aerospace customer.

•	Increased administrative expenses primarily related to legal and consulting fees totaling $1.2 million above prior year.

•	Increased pension expense, primarily related to lump-sum settlement and curtailment charges, of $1.2 million above prior year.

•	Restructuring expense of approximately $0.7 million in fiscal 2009.

•	Income tax expense of $0.4 million in fiscal 2009, compared to a tax benefit of $1.9 million in the same nine month period last year.
During the quarter ended March 31, 2009, Sparton announced several actions that were being taken as part of the Company’s turnaround strategy. Included among these actions were a Company wide reduction in force, the closure of the Jackson, Michigan and London, Ontario facilities, changes in certain employee benefit plans and the disengagement from a significant customer. While the Company believes these actions will ultimately improve profitability, the implementation of these actions will take time to complete. A significant portion of the charges associated with these actions will be incurred in the fourth quarter of fiscal 2009. Future quarters may be impacted depending on the timing of the completion of the respective actions.
These various factors, among others, are further discussed below. In this context, Sparton alerts readers that our new President and Chief Executive Officer has initiated a full evaluation of our operations, including operating structure. This evaluation, which is ongoing, likely may result in changes to our analysis of how the components of Sparton’s business contribute to consolidated operating results and the overall level of disaggregation of reported financial data, including the nature and number of operating segments, disclosure of segment information and the consistency of such information with internal management reports. Management’s best estimate is that this evaluation may be completed by June 30, 2009. The management discussion and analysis of operations disclosure in the Company’s future periodic reports is expected be revised in order to be consistent with the changes that arise due to this evaluation.
The majority of the Company’s sales come from a small number of key strategic and large OEM customers. Sales to the six largest customers, including government sales, accounted for approximately 75% and 73% of net sales for the nine months of fiscal 2009 and 2008, respectively. Five of the six largest customers, including government, were also included in the top six customers for the same period last year. Siemens Diagnostics, a medical customer, contributed 17% and 18% of total sales during the nine months ended March 31, 2009 and 2008, respectively. Honeywell, an aerospace customer with several facilities to which we supply product, provided 19% and 15% of total sales for the nine months ended March 31, 2009 and 2008, respectively. On March 16, 2009, the Company filed Form 8-K with the SEC regarding the termination of our agreements with Honeywell, and disengagement procedures are currently underway, with completion anticipated by September 30, 2009. As part of this disengagement, the Company is receiving payment for production in addition to that in the original contracts. Year to date margins associated with this customer are approximately $1.0 million above those for the same period in the prior year. Almost all of this increase was experienced in the third quarter of this year and results from this disengagement agreement.
RESULTS OF OPERATIONS — For the three months ended March 31:

	2009		2008
MARKET	Net Sales	% of Total	Net Sales	% of Total	% Change

Aerospace	$21,462,000	39%	$16,234,000	28%	32%
Medical/Scientific Instrumentation	18,377,000	34	19,174,000	33	(4)
Government	7,657,000	14	12,847,000	22	(40)
Industrial/Other	7,096,000	13	9,884,000	17	(28)

Totals	$54,592,000	100%	$58,139,000	100%	(6)%

Sales for the three months ended March 31, 2009, totaled $54,592,000, a decrease of $3,547,000 (6%) from the same quarter last year. Aerospace sales increased from the prior year by $5,228,000, primarily due to increased sales volume to three existing customers, who had a combined increase of $3,953,000. Medical/Scientific Instrumentation sales decreased $797,000 (4%) from the same quarter last year. This decrease was primarily due to reduced sales for one program, with sales $1,498,000 below prior year. While Sparton no longer produces product for this program, the decrease in sales was offset by additional sales to new and existing programs. Government sales were below prior year, due to timing of production and drop test schedules. While government sales have decreased, the margin associated with these sales has improved, as rework and related costs have not been incurred as a result of successful sonobuoy drop tests, as well as improved pricing on new contracts. Industrial/Other sales declined $2,788,000 (28%). This decrease was primarily due to lower sales volume to one existing customer, with sales $3,418,000 below prior year. This program will not continue.
The following table presents statement of operations data as a percentage of net sales for the three months ended March 31, 2009 and 2008:

	2009	2008
Net sales	100.0%	100.0%
Costs of goods sold	90.8	91.9

Gross profit	9.2	8.1
Selling and administrative expenses	7.8	8.9
Restructuring charges	1.2	0.0
Other operating expense (income) — net	0.1	(0.1)

Operating income (loss)	0.1	(0.7)
Other income (expense) — net	(1.2)	(0.9)

Loss before income taxes	(1.1)	(1.6)
Provision (credit) for income taxes	0.3	(2.7)

Net income (loss)	(1.4)%	1.1%

Operating income of $73,000 was reported for the three months ended March 31, 2009, compared to an operating loss of $424,000 for the three months ended March 31, 2008. The gross profit percentage for the three months ended March 31, 2009, was 9.2%, an increase from 8.1% for the same period last year. Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and new product introduction. The Company experienced improved margin with one aerospace customer with whom we are disengaging, as previously discussed. In addition, successful passage of sonobuoys during drop tests have contributed to the improved gross profit, as a result of labor efficiencies and the absence of rework costs compared to the prior year. Included in the three months ended March 31, 2009 and 2008, were results from the Company’s Vietnam facility, which adversely impacted gross profit by $419,000 and $216,000, respectively. During the three months ended March 31, 2009, approximately $43,000 was incurred and expensed in start-up related costs for approximately 10 new customer programs at several facilities compared to $355,000 in the same period last year. Translation adjustments related to inventory and costs of goods sold, in the aggregate, amounted to a loss of $521,000 and a gain of $228,000 for the three months ended March 31, 2009 and 2008, respectively. Also included in costs of goods sold during the quarter ended March 31, 2009, is approximately $1,063,000 of pension expense, an increase of $927,000 from the same period last year. For a further discussion of pension expense see Note 3 of the Condensed Consolidated Financial Statements.

Selling and administrative expenses for the three months ended March 31, 2009 were below prior year for the same period, primarily due to decreased expenses at two facilities. The Company’s Albuquerque, NM facility was closed in October 2008, decreasing that location’s selling and administrative expenses. In addition, a second facility incurred increased costs in the prior fiscal year related to support and start-up activity of new customers and increased medical sales, which activity was not incurred to the same level during this quarter.
Pension expense related to selling and administrative activities and restructuring charges of $109,000 and $660,000, respectively, were incurred for the three months ended March 31, 2009, compared to $24,000 and $0, respectively, for the same period last year. For a further discussion of pension expense and restructuring expense see Note 3 and Note 10, respectively, to the Condensed Consolidated Financial Statements.
Interest and investment income decreased from the prior fiscal year, due mainly to less funds available for investment. Interest expense of $397,000 and $249,000, net of capitalized interest, was incurred, for the three months ended March 31, 2009 and 2008, respectively. The increased interest expense was due to the increased balance carried on the Company’s line of credit.
Other expense-net in the third quarter of fiscal 2009 was $219,000, versus other expense-net of $284,000 in fiscal 2008. Translation adjustments, not related to inventory or costs of goods sold, along with gains and losses from foreign currency transactions, in the aggregate, were included in other income/expense and amounted to a loss of $224,000 and $277,000 for the three months ended March 31, 2009 and 2008, respectively. Translation adjustments related to inventory and costs of goods sold are included in costs of goods sold and, in the aggregate, amounted to a loss of $521,000 and a gain of $228,000 for the three months ended March 31, 2009 and 2008, respectively. The net of the translation and transaction impact was a loss of $745,000 and $49,000 for the three months ended March 31, 2009 and 2008, respectively. The primary factor influencing translation in fiscal 2009 was the reduction of inventory levels and accounts receivable at the Canadian facility related to their current disengagement with one customer. Translation and transaction adjustments are primarily due to changes in the currency exchange rate between Canada and the United States. For further discussion of market risk exposure see Note 1 to the Condensed Consolidated Financial Statements.
A tax expense of $183,000 for the quarter ended March 31, 2009 was recorded, compared to a tax benefit of $1,555,000 for the same period last year. The total tax expense is not offset by any benefit in this period, as the Company has increased the valuation allowance for the United States, which results in zero tax benefit. A further discussion of taxes is included under Income Taxes later under the Critical Accounting Policies and Estimates section.
Due to the factors described above, the Company reported a net loss of $763,000 ($0.08 per share, basic and diluted) for the three months ended March 31, 2009, compared to net income of $634,000 ($0.06 per share, basic and diluted) for the corresponding period last year.
RESULTS OF OPERATIONS — For the nine months ended March 31:

	2009		2008
MARKET	Net Sales	% of Total	Net Sales	% of Total	% Change

Aerospace	$65,370,000	40%	$45,929,000	27%	42%
Medical/Scientific Instrumentation	49,876,000	31	57,928,000	33	(14)
Government	23,639,000	14	37,378,000	22	(37)
Industrial/Other	24,219,000	15	30,707,000	18	(21)

Totals	$163,104,000	100%	$171,942,000	100%	(5)%

Sales for the nine months ended March 31, 2009, totaled $163,104,000, a decrease of $8,838,000 (5%) from the same period last year. Aerospace sales increased $19,441,000. This increase was primarily due to increased sales volume to three existing customers, with a combined increase of $13,396,000 from prior year. In addition, one new customer contributed to increased sales by $5,284,000. Medical/Scientific Instrumentation sales decreased $8,052,000, or (14%), for the nine months ended March 31, 2009 compared to the same period last year. Again, this decrease is primarily due to decreased sales volume on one customer program, with sales $5,354,000 below prior year, as well as delayed starts of new customer programs. Government sales were below prior year, however, prior years sales of $37,378,000 included $19,026,000 of no or minimal margin jobs. While total government sales have decreased, the margins associated with these sales have significantly improved as rework and related costs have not been incurred as a result of successful sonobuoy drop testing during the current fiscal year. Industrial/Other sales declined $6,488,000 (21%). This decrease was primarily due to decreased sales volume of $5,908,000 to one customer.

The following table presents statement of operations data as a percentage of net sales for the nine months ended March 31, 2009 and 2008:

	2009	2008
Net sales	100.0%	100.0%
Costs of goods sold	93.1	94.2

Gross profit	6.9	5.8
Selling and administrative expenses	9.0	8.7
Restructuring charges	0.4	0.0
Other operating expense (income) — net	0.0	(0.6)

Operating loss	(2.5)	(2.3)
Other expense — net	(1.5)	(0.4)

Loss before income taxes	(4.0)	(2.7)
Provision (credit) for income taxes	0.2	(1.2)

Net loss	(4.2)%	(1.5)%

An operating loss of $4,007,000 was reported for the nine months ended March 31, 2009, compared to an operating loss of $3,946,000 for the nine months ended March 31, 2008. The gross profit percentage for the nine months ended March 31, 2009, was 6.9%, an increase from 5.8% for the same period last year. Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and new product introduction, all of which impacted fiscal 2009’s performance. During the nine months ended March 31, 2009, gross profit was favorably impacted by improved margins on several customers, a result of pricing increases and improved performance. Successful sonobuoy drop tests also allowed for significantly improved margins associated with government sales due to labor efficiencies and minimal rework costs, totaling improved margin of $0.5 million above prior year. Negatively impacting gross profit in fiscal 2008 was $19.0 million of government sonobuoy sales with no or minimal margin. The Company experienced improved margin with one aerospace customer with whom we are disengaging, as previously discussed. In addition, an existing aerospace customer also had improved margins due to improved job performance and increased sales, allowing $465,000 of additional margin compared to what was received on similar sales in the prior year. We have incurred and expensed approximately $1,504,000 in start-up related costs for approximately 10 new customer programs at several facilities for the nine months ended March 31, 2009, compared to $1,333,000 in the same period last year. Included in the nine months ended March 31, 2009 and 2008 were results from the Company’s Vietnam facility, which has adversely impacted gross profit by $588,000 and $622,000, respectively. Translation adjustments related to inventory and costs of goods sold, in the aggregate, amounted to a gain of $490,000 and a loss of $305,000 for the nine months ended March 31, 2009 and 2008, respectively. Also included in costs of goods sold is approximately $1,492,000 of pension expense, an increase of $1,085,000 from the same period in the prior year. For a further discussion of pension expense see Note 3 of the Condensed Consolidated Financial Statements.
Included in costs of goods sold for fiscal 2008 was the write-off of inventory previously carried as a deferred asset. This write-off totaled approximately $1,643,000 and was the result of an adverse appellate court opinion. The gross profit percentage for fiscal 2008 was reduced by 1.0 percentage points due to this write-off. For a further discussion of this legal claim see Part II, Item 1, Legal Proceedings of this report.
While selling and administrative expenses for the nine months ended March 31, 2009 decreased overall, compared to the same period in the prior year, included in this fiscal year were increased consulting fees related to increasing operational efficiencies and the hiring of personnel. These fees totaled $957,000 above prior year for the nine months ended March 31, 2009, with the majority of these type of fees not incurred in the prior year. In addition, legal costs incurred in connection with a recent trial were $203,000 above the same nine month period in the prior year. These increased expenses were offset by decreased expenses primarily at two facilities, as earlier discussed.
Pension expense and restructuring charges, as previously discussed, of $194,000 and $660,000, respectively, were incurred during the nine months ended March 31, 2009, compared to $72,000 and $0, respectively, for the same period last year. Net gain of $977,000 on sale of property, plant and equipment in fiscal 2008 resulted from the sale of the property, plant and equipment of the Deming facility located in New Mexico. For a further discussion of this sale see Note 11 of the Condensed Consolidated Financial Statements.
Interest and investment income decreased from the prior fiscal year, mainly due to less funds available for investment. Interest expense of $1,255,000 and $849,000 for the nine months ended March 31, 2009 and 2008, respectively, increased due to the increased balance carried on the Company’s line of credit.
Other expense-net for the nine months ended March 31, 2009 was $1,245,000, versus other income-net of $310,000 in fiscal 2008. Translation adjustments, not related to costs of goods sold, along with gains and losses from foreign currency transactions, are included in other income and, in the aggregate, amounted to a loss of $1,254,000 and a gain of $313,000 for the nine months ended March 31, 2009 and 2008, respectively. Translation adjustments related to inventory and costs of goods sold are included within costs of goods sold and, in the aggregate, amounted to a gain of $490,000 and a loss of $305,000 for the nine months ended March 31, 2009 and 2008, respectively. The net of the translation and transaction impact was a loss of $764,000 and a gain of $8,000 for the nine months ended March 31, 2009 and 2008, respectively.
The Company experienced an operating loss in the United States which exceeded the operating profits in Canada. Because the Company is responsible for taxes within each jurisdiction, this creates a tax expense for the Company at a time when the Company experienced an overall loss for the nine month period ended March 31, 2009. The total tax expense is not offset by any benefit in this period, as the Company has increased the valuation allowance for the United States, which results in zero tax benefit. Tax expense of $381,000 for the nine months ended March 31, 2009, compared to a tax benefit $1,920,000 for the same period last year, which was before recognition of the valuation allowance at June 30, 2008, was recorded. A further discussion of taxes is included under Income Taxes later under the Critical Accounting Policies and Estimates section.
Due to the factors described above, the Company reported a net loss of $6,916,000 ($0.70 per share, basic and diluted) for the nine months ended March 31, 2009, versus a net loss of $2,652,000 ($0.27 per share, basic and diluted) for the corresponding period last year.
LIQUIDITY AND CAPITAL RESOURCES
Until the past several years, the primary source of liquidity and capital resources had historically been generated from operations. In recent periods, borrowings on the Company’s revolving line-of-credit facility have increasingly been relied on to provide necessary working capital in light of significant operating cash flow deficiencies sustained primarily since fiscal 2007. Certain government contracts provide for interim billings based on costs incurred or milestones achieved. These billings reduce the amount of cash that would otherwise be required during the performance of these contracts. For the rest of the current fiscal year and into fiscal 2010, the Company expects to meet its liquidity needs through a combination of sources including, but not limited to, its existing line of credit and the replacement credit facility that the Company is seeking, interim billings on certain government contracts, the proceeds from sales of closed facilities, and improved cash flow from changes in how the Company finances inventory. Certain Government contracts allow for billings to occur when certain milestones under the program are reached, independent of the amount expended as of that point. As of March 31, 2009, $5.6 million of billings in excess of costs have occurred. The Company’s line of credit was reduced to $18 million from the previous $20 million, and is further subject to a limitation of 80% of eligible accounts receivable. The Company is currently in negotiations with a lender for a replacement credit facility, as previously discussed in Note 5 to the Condensed Consolidated Financial Statements. It is anticipated that usage of the line of credit and interim government billings during fiscal 2009 will continue to be a significant component in providing Sparton’s working capital. Improving operating cash flow is one of Sparton’s priorities in fiscal 2009, along with increasing its availability and access to credit facilities. With the above sources providing the expected cash flows, the Company believes that it will have sufficient liquidity for its anticipated need over the next 12 months.
For the nine months ended March 31, 2009, cash and cash equivalents increased $3,295,000 to $6,224,000, primarily driven by reduction in the amount of inventory carried and receipt of U.S. government milestone billings. Net cash provided by and (used in) operating activities totaled $5,477,000 in fiscal 2009, and ($5,844,000) in fiscal 2008, respectively. The primary use of cash from operating activities in fiscal 2009 was the funding of operating losses. The primary source of cash in fiscal 2009 was the decrease in inventories, primarily due to the Company’s focus on reducing the level of inventory carried. The primary use of cash in fiscal 2008 was for the increase in inventories and accounts receivable, as well as funding operating losses. The increase in inventories and accounts receivable was primarily due to new job starts, the delay in some customer schedules, and increased sales levels. The primary source of cash in fiscal 2008 was the increase in accounts payable and accrued liabilities, primarily due to the increase in inventories to support new job starts.
Cash flows used by investing activities in fiscal 2009 totaled $1,054,000. Cash flows provided by investing activities in fiscal 2008 totaled $517,000 and were primarily provided by the sale of the Deming facility located in New Mexico, as further discussed below. The primary use of cash from investing activities in fiscal 2009 and 2008 was the purchase of property, plant and equipment. The majority of the expenditures in fiscal 2009 and 2008 were related to new roofing at one facility.
Cash flows used by financing activities in fiscal 2009 were $1,127,000. Cash flows provided by financing activities in fiscal 2008 were $5,026,000. The primary source of cash from financing activities in fiscal 2009 and 2008 was from accessing the Company’s bank line of credit. The primary use of cash from financing activities in fiscal 2009 and 2008 was the repayment of debt.

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
The Company currently has a bank line of credit totaling $18 million ($20 million prior to January 2009), of which $15.5 million has been borrowed as of March 31, 2009. In addition, the Company has a bank term loan totaling $3.9 million. This bank debt is subject to certain covenants, certain of which were not met at March 31, 2009; however, the lender has waived compliance with the covenants as of that date. Finally, there are notes payable totaling $3.0 million outstanding to the former owners of Astro, as well as $2.1 million of Industrial Revenue Bonds. Borrowings are discussed further in Note 5 to the Condensed Consolidated Financial Statements.
At March 31, 2009 and June 30, 2008, the aggregate government funded EMS backlog was approximately $66 million and $23 million, respectively. Commercial EMS orders as of March 31, 2009 and June 30, 2008 totaled $71 million and $93 million, respectively. Commercial orders, in general, may be rescheduled or cancelled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the March 31, 2009, backlog is expected to be realized in the next 12-15 months.
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
On June 17, 2008, Sparton announced its commitment to close the Albuquerque, New Mexico facility of Sparton Technology, Inc., a wholly-owned subsidiary of Sparton. The Albuquerque facility primarily produced circuit boards for the customers operating in the Industrial/Other market. The closure of this plant was in October 2008. During fiscal 2009 the Company has incurred operating charges associated with employee severance costs of approximately $311,000, which are included in costs of goods sold. The land and building in Albuquerque is currently marketed for sale. The majority of the other assets and equipment was relocated to other Sparton facilities for their use in production of the retained and transferred customer business. The net book value of the land and building to be sold, which as of March 31, 2009 totaled $5,809,000, is reported as held for sale on the Company’s balance sheet as a current asset at that date. Depreciation on these assets ceased in October 2008. Sale proceeds are assigned to National City Bank to pay down bank term debt (see Note 5 to the Condensed Consolidated Financial Statements).
On February 6, 2009, the Company announced a reduction in force. The reduction involved 6% of the approximately 1,000 employees employed at that time. It is estimated that annual savings of $4,100,000 related to wages and associated benefits will be realized. Approximately $248,000 of severance cost related to this reduction in force was incurred during the three months ending March 31, 2009, as the employees received severance packages consistent with Company policy. In addition to the above anticipated cost reductions, an additional $600,000 is estimated to be saved annually through the termination of contract workers currently working for the Company.
On March 4, 2009, Sparton announced the closing of its Jackson, Michigan manufacturing operations no later than June 30, 2009. Products currently manufactured in Jackson will be transferred to the Company’s production facilities in Brooksville, Florida, and Ho Chi Minh City, Vietnam. Customer orders will not be affected by the transfer to other facilities. The closing affects 39 salaried and 167 hourly employees who will receive severance packages consistent with Company policy.
On March 30, 2009, Sparton announced the closing of its London, Ontario, Canada, production facility. The closing is in response to market and economic conditions that have resulted in the facility being underutilized because of significantly decreased customer volumes. Twenty-four salaried and 63 hourly employees were affected, and will receive severance packages consistent with Company policy. Work levels at the facility have decreased dramatically because of customer cutbacks and the need to end a loss-generating contract with a major customer. Sparton’s London facility is part of the Company’s Electronics manufacturing business and produces electronic circuit boards. Remaining customer business is being transferred to Sparton’s Brooksville, Florida, facility, and deliveries should not be affected. The closure is expected to be substantially complete by May 31, 2009.
Both the closure of the Jackson, Michigan and London, Ontario, Canada facilities, as well as the reduction in force that occurred April 1, 2009, as discussed later, are anticipated to result in significant costs in the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010. It is estimated that the costs incurred, primarily in the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010, will be approximately $3,749,000 to $4,756,000 for the closure of the Jackson facility and $2,878,000 to $3,819,000 for the London facility. More specific information on the costs is unavailable at this time. Costs incurred are expected to include employee severance, transfer of production to other facilities, facility closure costs, contract termination costs, impairment charges, and other associated costs and expenses. For further discussion of these closures and the range of the estimated costs, see Note 10 to the Condensed Consolidated Financial Statements and Part II, Item 5 “Other Information”. In addition, as part of our negotiations for new financing, as previously discussed, a valuation of all facilities will begin shortly. Should these appraisals result in an indication of impairment of carrying value of any of the Company’s assets, a valuation adjustment would be recorded at that time.
At March 31, 2009, the Company had $62,295,000 in shareowners’ equity ($6.27 per share), $40,382,000 in working capital and a 1.69:1 working capital ratio.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Information regarding the Company’s long-term debt obligations, environmental liability payments, operating lease payments, and other commitments is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008. There have been no material changes in the nature or amount of the Company’s contractual obligations since June 30, 2008, other than three employment agreements entered into with the Company’s CEO and President and two Sr. Vice Presidents, and the retirement agreement entered into with the Company’s previous President, which were previously disclosed in Form 8-K filings, and are summarized in Note 6 to the Condensed Consolidated Financial Statements.
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
Environmental Contingencies
One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been the subject of ongoing investigations and remediation efforts conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). As discussed in Note 6 of the Condensed Consolidated Financial Statements included in Part I, Item 1, of this report Sparton has accrued its estimate of the minimum future non-discounted financial liability. The estimate was developed using existing technology and excludes on-going legal and related consulting costs. The minimum cost estimate includes equipment, operating and monitoring costs for both onsite and offsite remediation. Sparton recognizes legal and consulting services in the periods incurred and reviews its EPA accrual activity quarterly. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes in these estimates.

Government Contract Cost Estimates
Government production contracts are accounted for based on completed units accepted with respect to revenue recognition and their estimated average cost per unit regarding costs. Losses for the entire amount of the contract are recognized in the period when such losses are determinable. Significant judgment is exercised in determining estimated total contract costs including, but not limited to, cost experience to date, estimated length of time to contract completion, costs for materials, production labor and support services to be expended, and known issues on remaining units to be completed. In addition, estimated total contract costs can be significantly affected by changing test routines and procedures, resulting design modifications and production rework from these changing test routines and procedures, and limited range access for testing these design modifications and rework solutions. Estimated costs developed in the early stages of contracts can change, sometimes significantly, as the contracts progress, and events and activities take place. For example, should a sonobuoy lot fail drop test, and a significant amount of rework be incurred, the related additional expense for labor and materials could materially adversely impact operating results. Changes in estimates can also occur when new designs are initially placed into production. The Company formally reviews its costs incurred-to-date and estimated costs to complete on all significant contracts at least quarterly and revised estimated total contract costs are reflected in the financial statements. Depending upon the circumstances, it is possible that the Company’s financial position, results of operations and cash flows could be materially affected by changes in estimated costs to complete on one or more significant contracts. At March 31, 2009 current liabilities includes billings in excess of costs of $5.6 million on government contracts.
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
The Company regularly reviews raw material inventories by customer for both excess and obsolete quantities, with valuation adjustments made accordingly. As of March 31, 2009 and June 30, 2008, related inventory reserves totaled $2,181,000 and $3,182,000, respectively. Wherever possible, the Company attempts to recover its full cost of excess and obsolete inventories from customers or, in some cases, through other markets. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income and a reserve is established for the difference between the carrying cost and the estimated realizable amount. Conversely, should the disposition of adjusted excess and obsolete inventories result in recoveries in excess of these reduced carrying values, the remaining portion of the reserves are reversed and taken into income when such determinations are made. It is possible that the Company’s financial position, results of operations and cash flows could be materially affected by changes to inventory reserves for commercial customer excess and obsolete inventories.
Allowance for Probable Losses on Receivables
The accounts receivable balance is recorded net of allowances for amounts not expected to be collected from customers. The allowance is estimated based on historical experience of write-offs, the level of past due amounts, information known about specific customers with respect to their ability to make payments, and future expectations of conditions that might impact the collectibility of accounts. Accounts receivable are generally due under normal trade terms for the industry. Credit is granted, and credit evaluations are periodically performed, based on a customer’s financial condition and other factors. Although the Company does not generally require collateral, cash in advance or letters of credit may be required from customers in certain circumstances, including some foreign customers. When management determines that it is probable that an account will not be collected, it is charged against the allowance for probable losses. The Company reviews the adequacy of its allowance monthly. The allowance for doubtful accounts considered necessary was $281,000 and $258,000 at March 31, 2009 and June 30, 2008, respectively. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Given the Company’s significant balance of government receivables and letters of credit from foreign customers, collection risk is considered minimal. Historically, uncollectible accounts have generally been insignificant, have generally not exceeded management’s expectations, and the minimal allowance is deemed adequate.

Pension Obligations
The Company calculates the cost of providing pension benefits under the provisions of Statement of Financial Accounting Standards (SFAS) No. 87, Employers’ Accounting for Pensions, as amended. The key assumptions required within the provisions of SFAS No. 87 are used in making these calculations. The most significant of these assumptions are the discount rate used to value the future obligations and the expected return on pension plan assets. The discount rate is consistent with market interest rates on high-quality, fixed income investments. The expected return on assets is based on long-term returns and assets held by the plan, which is influenced by historical averages. If actual interest rates and returns on plan assets materially differ from the assumptions, future adjustments to the financial statements would be required. While changes in these assumptions can have a significant effect on the pension benefit obligation and the unrecognized gain or loss accounts disclosed in the Notes to the Financial Statements, the effect of changes in these assumptions is not expected to have the same relative effect on net periodic pension expense in the near term. These assumptions may change from time to time based on changes in long-term interest rates and market conditions. Currently, the Company is experiencing an increase in pension costs resulting from the use of a lower expected rate of return on pension assets due to an overall decline in the investment markets and higher level of market uncertainty now being encountered. Other than this factor, there are no known expected changes in these assumptions as of March 31, 2009. As indicated above, to the extent the assumptions differ from actual results, there would be a future impact on the financial statements. The extent to which this will result in future recognition or acceleration of expense is not determinable at this time as it will depend upon a number of variables, including trends in interest rates and the actual return on plan assets. Effective April 1, 2009, the Company froze participation in, and the accrual of, benefits in the Plan. For fiscal 2008, the Company’s pension contribution totaled $79,000, which was paid during the quarter ended March 31, 2008.
In the quarter ended March 31, 2009, a settlement loss of $615,000 was recognized as a result of lump-sum benefit distributions. Substantially all plan participants elect to receive their retirement benefit payments in the form of lump-sum settlements. Pro rata settlement adjustments, which can occur as a result of these lump-sum payments, are recognized only in years when the total of such settlement payments exceed the sum of the service and interest cost components of net periodic pension expense. The amount of lump-sum retirement payments can vary greatly in any given year. Given the uncertainly of the occurrence of an additional settlement loss in fiscal 2009 at this time, and its related amount (if any), no additional accrual has been made as of March 31, 2009. However, lump-sum benefit payments are monitored regularly and if the level of payments should exceed the current estimated interest costs for the remainder of the fiscal year, an additional settlement adjustment will be considered and recorded, if applicable. During fiscal 2007 a settlement loss totaling $922,000 was recognized as a result of lump-sum benefit distributions. No settlement loss was experienced in fiscal 2008.
Additionally, as a result of the Company’s freezing of its pension plan as of April 1, 2009, and its recent reductions in force and plant closures, a curtailment loss of $333,000 was incurred. A curtailment loss is the recognition of prior service costs, which were previously being amortized over future periods.
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

Income Taxes
Our estimates of deferred income taxes and the significant items giving rise to the deferred income tax assets and liabilities are disclosed in Note 7 to the Consolidated Financial Statements included in Item 8, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008. These reflect our assessment of actual future taxes to be paid or received on items reflected in the financial statements, giving consideration to both timing and probability of realization. The recorded net deferred income tax assets, while reduced during fiscal 2008 and 2009 by a significant valuation allowance, are subject to an ongoing assessment of their recovery, and our realization of these recorded benefits is dependent upon the generation of future taxable income within the United States. For the first nine months of fiscal 2009 the Company incurred continued operating losses in the United States. The valuation allowance, which was established in June 2008, was therefore increased for the losses, net of the change in certain deferred tax liabilities, and has also been allocated to other comprehensive loss, as appropriate. Operations in Canada have produced operating income for the first nine months of fiscal 2009. As of March 31, 2009 there was approximately $1.1 million of net deferred tax assets carried on the Company’s balance sheet. The gross deferred tax asset at March 31, 2009 is offset by a valuation allowance of approximately $12.6 million. The remaining asset is comprised of the anticipated utilization of U.S. and state net operating losses within the next 12-18 months, $848,000 of deferred tax assets associated with profitable operations in Canada, and the effects of goodwill amortization. The Company has provided for income taxes based on the expected tax rate for the year. If future levels of taxable income are not consistent with our expectations for the remaining quarters, we may be required to record an additional valuation allowance against the remaining deferred income tax asset. This could create a material decrease to the Company’s operating results for the year.
Restructuring Accrual
Beginning in the quarter ended March 31, 2009, the Company has recorded restructuring accruals, principally as a result of contract termination costs and work force reductions, and expects going forward to recognize additional provisions as a result of plant and other facility closings, further workforce reductions, related equipment transfers and associated activities. In accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146), generally costs associated with restructuring activities are recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. However, in the case of leases, the expense is estimated and accrued when the property ceases to be used or is vacated. Given the significance of, and the timing of the execution of such activities, this process can involve periodic reassessments of estimates made at the time the original decisions were made. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to periodically record additional provisions or reverse a portion of such provisions.
OTHER
Change of Executive Officers
On March 31, 2009 the Company announced its appointment of Mr. Gregory A. Slome as our new CFO effective April 1, 2009. Additionally, the Company announced the retirement of Mr. Richard L. Langley as president, which was also effective April 1, 2009. Mr. Cary B. Wood was appointed President effective with Mr. Langley’s retirement.
On November 10, 2008 the Company announced its appointment of Mr. Wood as the new CEO. Mr. Wood replaced Mr. Langley, the interim CEO, effective November 24, 2008. As described above, Mr. Langley continued to serve as President of the Company through March 31, 2009.
Litigation
One of Sparton’s facilities, located in Albuquerque, New Mexico, has been the subject of ongoing investigations conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). The investigation began in the early 1980’s and involved a review of onsite and offsite environmental impacts.
At March 31, 2009, Sparton had accrued $5.3 million as its estimate of the future undiscounted minimum financial liability with respect to this matter. The Company’s cost estimate is based upon existing technology and excludes on-going legal and related consulting costs, which are expensed as incurred, and is anticipated to cover approximately the next 22 years. The Company’s estimate includes equipment and operating costs for onsite and offsite operations and is based on existing methodology. Uncer-

tainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally, a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. It is possible that cash flows and results of operations could be affected significantly by the impact of the ultimate resolution of this contingency.
Sparton is currently involved with other legal actions, which are disclosed in Part II, Item 1 – “Legal Proceedings” of this report. At this time, the Company is unable to predict the outcome of those claims.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
MARKET RISK EXPOSURE
The Company manufactures its products in the United States and Vietnam, and ceased manufacturing in Canada during the fourth quarter of fiscal 2009. Sales are to the U.S. and Canada, as well as other foreign markets. The Company is potentially subject to foreign currency exchange rate risk relating to intercompany activity and balances and to receipts from customers and payments to suppliers in foreign currencies. Also, adjustments related to the translation of the Company’s Canadian and Vietnamese financial statements into U.S. dollars are included in current earnings. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in the domestic and foreign markets in which the Company operates. However, minimal third party receivables and payables are denominated in foreign currency and the related market risk exposure is considered to be immaterial. Historically, foreign currency gains and losses related to intercompany activity and balances have not been significant. However, due to the greater volatility of the Canadian dollar, the impact of transaction and translation gains has increased. If the exchange rate were to materially change, the Company’s financial position could be significantly affected.
The Company has financial instruments that are subject to interest rate risk, principally long-term debt associated with the SMS acquisition in May, 2006, and the line-of-credit facility with National City Bank. Historically, the Company has not experienced material gains or losses due to such interest rate changes. Based on the fact that interest rates periodically adjust to market values for the majority of term debt issued or assumed in the recent SMS acquisition, interest rate risk is not considered to be significant.
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
Upon entering into the Consent Decree, the Company reviewed its estimates of the future costs expected to be incurred in connection with its remediation of the environmental issues associated with its Coors Road facility over the next 30 years. At March 31, 2009, the undiscounted minimum accrual for future EPA remediation approximates $5.3 million. The Company’s estimate is based upon existing technology and current costs have not been discounted. The estimate includes equipment, operating and maintenance costs for the onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes the required periodic reporting requirements. This estimate does not include legal and related consulting costs, which are expensed as incurred.
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
In 1995, Sparton and STI filed a Complaint in the Circuit Court of Cook County, Illinois, against Lumbermens Mutual Casualty Company and American Manufacturers Mutual Insurance Company demanding reimbursement of expenses incurred in connection with its remediation efforts at the Coors Road facility based on various primary and excess comprehensive general liability policies in effect between 1959 and 1975. In June 2005, Sparton reached an agreement with the insurers under which Sparton received $5,455,000 in cash in July 2005. This agreement reflects a recovery of a portion of past costs the Company incurred in its investigation and site remediation efforts, which began in 1983, and was recorded as income in June of fiscal 2005. In October 2006 an additional one-time cash recovery of $225,000 was reached with an additional insurance carrier. This agreement reflects a recovery of a portion of past costs incurred related to the Company’s Coors Road facility, and was recognized as income in the second quarter of fiscal 2007.

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
The Company has pending an action before the U.S. Court of Federal Claims to recover damages arising out of an alleged infringement by the U.S. Navy of certain patents held by Sparton and used in the production of sonobuoys. Pursuant to an agreement between the Company and counsel conducting the litigation, a significant portion of the claim will be retained by the Company’s counsel in contingent fees if the litigation is successfully concluded. A trial of the matter was conducted by the court in April and May of 2008, and the timing of a decision in this matter is uncertain at this time. The likelihood that the claim will be resolved and the extent of any recovery in favor of the Company is unknown at this time and no receivable has been recorded by the Company.
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
In August 2005, Sparton Electronics Florida, Inc. filed an action in the U.S. District Court, Middle District of Florida against Electropac Co. Inc. and a related party (the raw board manufacturer) to recover these costs. A trial was conducted in August 2008 and the trial court made a partial ruling in favor of Sparton; however, at an amount less than the previously deferred $2.8 million. Following this ruling, a provision for a loss of $0.8 million was established in the fourth quarter of fiscal 2008. Court ordered mediation was conducted following the court’s ruling and a settlement was reached in September 2008. No further loss contingency, other than the $0.8 million reserve recognized in fiscal 2008 has been established in fiscal 2009, as the Company expects to collect the settlement in full. The settlement is secured by a mortgage on real property valued in excess of the remaining $1.4 million, as well as a consent judgment. In December 2008, a recovery of $0.6 million against the $2.0 million was received, with the balance expected to be received by September 30, 2009. As of March 31, 2009, $1.4 million remains in other current assets in the Company’s balance sheet, compared to the $2.0 million reported in other non current assets as of June 30, 2008. Settlement proceeds have been assigned to National City Bank to pay down bank term debt (described in Note 5). If the defendants are unable to pay the final judgment, our before-tax operating results at that time could be adversely affected by up to $1.4 million.
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
The Company anticipates that its revolving line of credit will be a significant component of the Company’s working capital during fiscal 2009. Under the line of credit, the Company has available to it the lesser of $18 million or 80% of eligible receivables. For a summary of the Company’s banking arrangements, see Note 5 “Borrowings” to the Condensed Consolidated Financial

Statements. If the turmoil in the credit market continues or intensifies, the Company may be unable to obtain a replacement for the existing line of credit on similar or more favorable terms, which could adversely affect the Company’s liquidity, cash flows, and results of operations. As discussed above in Part I and in Part II, Item 5, the Company is currently in negotiations for a replacement line-of-credit facility. There are no assurances that the company will obtain the replacement line of credit. Additionally, if vendors of electronic components restricted or reduced credit extended to the Company for purchase of raw materials as a result of general market conditions, the vendor’s credit status, or the Company’s financial position, it could adversely affect liquidity, cash flows, and results of operations.
Current market volatility may have an adverse impact on the Company’s pension costs associated with the defined benefit plan.
The recent volatility and uncertainty in the global financial market has resulted in an increase in the Company’s pension costs resulting from the use of a lower expected rate of return on pension assets. For a further discussion of the Sparton Corporation Pension Plan see “Pension Obligations” in the Critical Accounting Policies and Estimates section in Part I, Item 2 of the Condensed Consolidated Financial Statements. Not withstanding the actions recently taken to reduce the costs of the plan, if the global financial market continues to be unstable or declines further, the Company may experience an additional increase in the Company’s pension costs. These increased costs could negatively impact the Company’s liquidity, cash flows, results of operations and financial position.
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
As of October 22, 2008, the Company was no longer in compliance with another NYSE continued listing standard which requires listed companies to maintain average market capitalization over a consecutive 30 trading-day period of at least $25 million. The Company’s average market capitalization over the consecutive 30 trading-day period ended October 22, 2008 was $24.9 million. When a listed company falls below this standard, the NYSE is permitted to promptly initiate suspension and delisting procedures. On November 6, 2008, the NYSE issued formal notification to the Company that it would be initiating suspension and delisting procedures. The Company filed an appeal to this decision (as discussed further below), following applicable NYSE procedures, and Sparton’s stock continues to trade on the NYSE during the appeal process, subject to ongoing monitoring.
On January 23, 2009, the Company was notified by the NYSE that it had temporarily amended the minimum market capital requirement from $25 million to $15 million and that, given this change, Sparton was in compliance with the criteria. This amendment was scheduled to be in place only until April 22, 2009, but was subsequently extended through June 30, 2009. Sparton remains below the $75 million equity listing criteria. The Company previously submitted a business plan to NYSE Regulation, Inc. on February 13, 2009 addressing Sparton’s non-compliance with the NYSE’s continued listing standards set forth in Section 802.01B of the NYSE Listed Company Manual regarding an average global market capitalization over a consecutive 30 trading-day period of not less than $75 million and, at the same time, total shareowners’ equity of not less than $75 million, and has been in discussions with the staff of NYSE Regulation regarding the Company’s plan. On April 9, 2009, Sparton received written notice from NYSE Regulation that it had determined that the common stock of Sparton should be removed from listing on the NYSE (the “Delisting Notice”). Under applicable NYSE procedures, the Company had 10 days from the receipt of the Delisting Notice to submit a request for a review by a Committee of the Board of Directors of NYSE Regulation (the “Committee”), which Sparton submitted in compliance with NYSE procedures. The Company has received notice that its review will be held on June 1, 2009 and it submitted its brief in support of its review on May 5, 2009. There is no assurance that the NYSE Regulation decision will be overturned in connection with the review process.
NYSE Regulation has advised the Company that it can expect to continue to trade on the NYSE during the appeal process, subject to ongoing monitoring. NYSE Regulation noted, however, that it may, at any time, suspend a security if it believes that continued dealings in the security on the NYSE are not advisable. If the Committee does not accept the Company’s plan for compliance presented for its review, the Company’s common stock will be subject to delisting proceedings immediately following the review.

In the event of delisting, trading in our common stock may then continue to be conducted on alternative exchanges, such as the AMEX or NASDAQ, provided the Company meets the initial listing requirements of those exchanges (which it does not meet as of the date of this report and is unlikely to do so in the foreseeable future) or be quoted on one of the over-the-counter quotation services, one of which is commonly referred to as the electronic bulletin board, the OTCQX, and the other as the “pink sheets.” As a result, an investor may find it more difficult to dispose of, or obtain accurate quotations as to the market value of, our common stock. A delisting from the NYSE will also make us ineligible to use Form S-3 to register the sale of shares of our common stock, thereby making it more difficult and expensive for us to register our common stock or securities and raise additional equity capital.
Item 5. Other Information
On January 27, 2009, the Company received notification from the New York Stock Exchange (NYSE) that it qualified under the reduced market capitalization requirements of $15 million (reduced through June 30, 2009). The Company is now working to finalize its plan to achieve compliance with the $75 million in shareowners’ equity requirement. For further information see Item 1(A) Risk Factors.
On February 6, 2009, the Company announced a reduction in force. The reduction involved 6% of the approximately 1,000 employees employed at that time. It is estimated that annual savings of $4,100,000 related to wages and associated benefits will be realized. Approximately $248,000 of severance cost related to this reduction in force was recognized during the three months ended March 31, 2009. In addition to the above anticipated cost reductions, an additional $600,000 is estimated to be saved annually through the termination of contract workers currently working for the Company.
On March 16, 2009, the Company announced the termination and winding down of its agreements with Honeywell International, Inc. It is anticipated that the wind down will be completed by September 30, 2009.
On April 1, 2009, the Company implemented a second reduction in force. The reduction involved approximately 2% of its 970 employees at that time. It is estimated this reduction in force will result in approximately $1,800,000 of annual savings and incur approximately $400,000 of expense in the fourth quarter.
On April 9, 2009, the Company received notice from the New York Stock Exchange that it had determined that the common stock of Sparton should be removed from listing on the NYSE for failure to comply with the NYSE’s continued listing standards, as previously discussed. Sparton has submitted an appeal to the NYSE requesting a review, which will be held on June 1, 2009. The NYSE has advised Sparton that its stock will continue to trade on the NYSE during the appeals process, subject to on going monitoring. The outcome of that appeal is unknown at this time. For further information see Item 1(A) Risk Factors.
On April 15, 2009, Sparton entered into a Proposal Letter and Preliminary Term Sheet (the “Term Sheet”) with a prospective commercial lender (the “Potential Lender”) relating to a potential financing that, if consummated by the Company and the Potential Lender, would replace the Line of Credit facility and provide for the ongoing working capital needs of Sparton. The Term Sheet is non-binding and subject to customary contingencies, including, but not limited to, the following: (i) completion of satisfactory due diligence on Sparton; (ii) the negotiation of definitive terms of a commitment letter and credit agreement; and (iii) no material adverse change in the condition, financial or otherwise, of the Company’s operations, properties, assets or prospects. There are no assurances that the Potential Lender will offer a binding commitment letter to Sparton or that the Potential Lender and Sparton will consummate the prospective financing.
Item 6. Exhibits

3.1	By-Laws of the Registrant as amended, incorporated herein by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 3, 2008.

3.2	Amended Articles of Incorporation of the Registrant, incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended September 30, 2004.

3.3	Amended Code of Regulations of the Registrant, incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended September 30, 2004.

10.1	Employment agreement dated November 6, 2008, between the Registrant and Cary B. Wood, incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 13, 2008.

10.2	Employment Agreement, effective as of January 5, 2009, between the Registrant and Gordon Madlock, incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on January 29, 2009.

10.3	Employment Agreement, effective as of April 1, 2009, between the Registrant and Gregory Slome, incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2009.

10.4	Fourth Master Amendment to Loan Documents, dated as of January 20, 2009, by and between the Registrant, Sparton Medical Systems, Inc., Sparton Technology, Inc, Spartronics, Inc., Sparton Electronics Florida, Inc., Sparton of Canada, Limited and National City Bank, incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 28, 2009.

10.5	Third Master Amendment to Loan Documents, dated as of November 12, 2008, by and between the Registrant, Sparton Medical Systems, Inc., Sparton Technology, Inc, Spartronics, Inc., Sparton Electronics Florida, Inc., Sparton of Canada, Limited and National City Bank, incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 28, 2009.

10.6	Second Master Amendment to Loan Documents, dated as of July 31, 2008, by and between the Registrant, Sparton Medical Systems, Inc., Sparton Technology, Inc, Spartronics, Inc., Sparton Electronics Florida, Inc., Sparton of Canada, Limited and National City Bank, incorporated herein by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 28, 2009.

10.7	First Master Amendment to Loan Documents, dated as of April 21, 2008, by and between the Registrant, Sparton Medical Systems, Inc., Sparton Technology, Inc, Spartronics, Inc., Sparton Electronics Florida, Inc., Sparton of Canada, Limited and National City Bank, incorporated herein by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 28, 2009.

10.8	Promissory Note, dated as of January 22, 2008, by and between Sparton Corporation and National City Bank and guaranteed by Sparton Medical Systems, Inc., Sparton Technology, Inc, Spartronics, Inc., Sparton Electronics Florida, Inc., and Sparton of Canada, Limited, incorporated herein by reference from Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 28, 2009.

10.9	Retirement Agreement and Release of All Claims dated April 6, 2009, by and between Sparton Corporation and Richard Langley, incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 9, 2009

10.10	Promissory Note Modification Agreement dated April 30, 2009 and May 1, 2009, by and between Sparton Corporation and National City Bank, incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2009.

31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTON CORPORATION
Date: May 13, 2009	/s/ CARY B. WOOD
Cary B. Wood, President and Chief Executive Officer

Date: May 13, 2009	/s/ GREGORY A. SLOME
Gregory A. Slome, Senior Vice President and Chief Financial Officer