Form 10-K
period 2009-06-30
SPARTON CORP
filed 2009-09-15
CIK 92679

United States Securities and Exchange Commission
Washington D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended JUNE 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMISSION FILE NUMBER 1-1000
SPARTON CORPORATION
(Exact name of registrant as specified in its charter)

OHIO	38-1054690
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
425 N. MARTINGALE, SUITE 2050, SCHAUMBURG, IL 60173-2213
(Address of principal executive offices, zip code)
847-762-5800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $1.25 Par Value	NEW YORK STOCK EXCHANGE
(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). *☐ Yes ☐ No
(* The registrant has not yet been phased into the interactive data file requirements at this time.)
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act). ☐ Yes ☑ No

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter: The aggregate market value of voting (no non-voting) common stock held by non-affiliates was approximately $12.6 million, based on the closing price of our common shares as of December 31, 2008, which was $1.66 per share.
The number of shares of common stock outstanding as of August 31, 2009, was 9,951,507.
DOCUMENTS INCORPORATED BY REFERENCE
Part III — Portions of the definitive Proxy Statement for the fiscal year ended June 30, 2009, to be delivered to shareowners in connection with the Annual Meeting of Shareowners to be held October 28, 2009 are incorporated by reference into Part III of this Form 10-K.

SPARTON CORPORATION AND SUBSIDIARIES
FORM 10-K

This Page is Intentionally Left Blank

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
Electronic Contract Manufacturing Services
Historically, the Company’s principal electronics product was sonobuoys, which are ASW devices used by the U.S. Navy and other free-world military organizations. The Company competes with a very limited number of qualified manufacturers for sonobuoy procurements by the U.S. and select foreign governments. Contracts are obtained through competitive bid or direct procurement. Certain sonobuoy contracts are awarded and produced through a joint venture agreement with UnderSea Sensor Systems, Inc. (USSI), another producer of sonobuoys. USSI’s parent company is Ultra Electronics Holdings PLC, based in the United Kingdom. The joint venture arrangement operates under the name ERAPSCO. ERAPSCO allows the two companies to consolidate their own unique and complementary backgrounds and to jointly develop and produce certain agreed-upon designs for the U.S. Navy and approved foreign countries. In concept, and in practice, ERAPSCO essentially serves as a pass-through conduit entity with no funds or assets. While the joint venture agreement provides the opportunity to maximize efficiencies in the design and development of the related sonobuoys, both venture companies function independently as subcontractors; therefore, there is no separate entity to be accounted for or consolidated. With ERAPSCO, individual contract risk exposures are reduced, while simultaneously enhancing the likelihood of achieving U.S. Navy and other ASW objectives. ERAPSCO has been in existence for approximately twenty years and is essentially a 50/50 joint venture arrangement between the Company and USSI. In the past, however, the agreed upon designs included under the joint venture agreement were generally developmental or sonobuoys with low volume demand. Two years ago, the Company’s ERAPSCO arrangement was expanded to include additional products for U.S. customers and substantially all sonobuoy products for customers outside of the United States.
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
At June 30, 2009 and 2008, the aggregate government funded EMS backlog was approximately $69 million and $23 million, respectively. Commercial EMS orders as of June 30, 2009 and 2008 totaled $55 million and $93 million, respectively. Commercial orders, in general, may be rescheduled or cancelled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the June 30, 2009, backlog is expected to be realized in the next 12-15 months.
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
During fiscal 2009, the Company initiated a full evaluation of its operations and long-term business strategy. As a result, management began to implement a formal turnaround plan focused on the return of Sparton to profitability and the assurance of the Company’s viability. These measures were designed to reduce operating costs, increase efficiencies, and improve our competitive position in response to excess capacity, the prevailing economy and the need to optimize manufacturing resources. These restructuring activities include, among other actions, plant consolidation and closures, workforce reductions, contract disengagements, and changes in employee pension and health care benefits.
On June 18, 2009, the Company announced the relocation of our Jackson, Michigan headquarters to a leased executive office in Schaumburg, Illinois, in fiscal 2010. With the closing of the Jackson production facility, as discussed below, headquarters is moving to a smaller, more efficient location.
On March 30, 2009, Sparton announced the idling and subsequent closing of its London, Ontario, Canada facility. The closing was in response to market and economic conditions that had resulted in the facility being underutilized because of significantly decreased customer volumes.
On March 4, 2009, Sparton announced the closing of its Jackson, Michigan manufacturing operations. The closing was in response to the difficult economic and competitive situation in the industries served and was part of Sparton’s plan to return the Company to profitability. The Jackson facility had served as both the Company’s headquarters and a manufacturing plant for its Electronics business.
On February 6, 2009, the Company announced a reduction in force. The reduction involved approximately 6% of the approximately 1,000 employees. Effective April 1, 2009, the Company committed to and executed a plan to further reduce its remaining workforce of approximately 970 employees at that time by an additional 2% at all locations other than Strongsville, Ohio and Ho Chi Minh City, Vietnam.
In May 2008, the Company announced the closure of its Albuquerque, New Mexico facility. A second facility in Deming, New Mexico was previously closed in March 2007.
For additional information on recent and prior plant closures see Note 14 of Notes to Consolidated Financial Statements included in Item 8 of this report.
In May 2006, the Company acquired Astro Instrumentation, LLC (Astro), a privately owned electronic manufacturing services (EMS) provider located in Strongsville, Ohio. This acquisition furthered the Company’s strategy of pursuing potential acquisition candidates in both the defense and medical device markets. In January 2007, Astro was renamed Sparton Medical Systems, Inc. (SMS), which operates as a wholly-owned subsidiary of Sparton Corporation. The acquisition was accounted for using the purchase method, accordingly, the operating results of SMS since the acquisition date have been included in the consolidated financial statements of the Company.
In May 2005, Spartronics, the Company’s Vietnam based subsidiary, began regular production. This facility, located just outside of Ho Chi Minh City, is a full service manufacturing facility, providing an off shore option for customers requesting this type of production facility.
Other
One of Sparton’s largest customers is the U.S. Navy. While the loss of U.S. government sonobuoy sales would have a material adverse financial effect on the Company, the loss of any one of several other customers, including Seimens Diagnostic with sales in excess of 10% of total net sales in fiscal 2009, 2008, and 2007, could also have a significant financial impact. Honeywell, an aerospace customer with several facilities, contributed sales in excess of 10% during the past three fiscal years. However, as further discussed in Part II, Item 7, of this report, we have terminated our relationship with this customer. The Company anticipates growth in its non-sonobuoy EMS sales with the objective of expanding the customer base, thus reducing the Company’s exposure to any single customer. While overall sales fluctuate during the year, such fluctuations do not reflect a seasonal pattern or tendency.
Materials for electronics operations are generally available from a variety of worldwide sources, except for selected components. Access to competitively priced materials is critical to success in the EMS business. In certain markets, the volume purchasing power of the larger competitors creates a cost advantage for them. The Company has encountered availability and extended lead time issues on some electronic components due to strong market demand, and this condition resulted in higher prices and late deliveries. However, the Company does not expect to encounter significant long-term problems in obtaining sufficient raw materials. The risk of material obsolescence in the contract EMS business is less than it is in many other markets because raw materials and component parts are generally purchased only upon receipt of a customer’s order. However, excess material resulting from order lead-time is a risk factor due to potential order cancellation or design changes by customers.
During fiscal 2009 and 2008, there were no expenditures for research and development (R&D) not funded by customers. R&D expenses not funded by customers amounted to approximately $303,000 in fiscal 2007 and are included in selling and administrative expenses. Customer funded R&D costs are generally not considered material, are usually part of a larger production agreement, and as such are included in both sales and costs of goods sold. There are approximately 53 employees involved in R&D activities.
At June 30, 2009, Sparton employed approximately 865 people. The Company has three wholly-owned active manufacturing subsidiaries; Sparton Electronics Florida, Inc. (with two plants located in Florida), Sparton Medical Systems, Inc. (based in Ohio), and Spartronics Inc. (located in Vietnam).

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
For the fiscal year ended June 30, 2009, our 6 largest customers, including the U.S. government, accounted for approximately 77% of net sales. Governmental sales, primarily the U.S. Navy, represented 19% of our fiscal 2009 sales. Honeywell, an aerospace customer with several facilities, contributed 19% of total net sales in fiscal 2009 as well. However, as further discussed in Part II, Item 7, of this report, we have terminated our relationship with this customer. We expect to continue to depend upon a relatively small number of customers, but we cannot ensure that present or future large customers will not terminate, significantly change, reduce, or delay their manufacturing arrangements with us. Because our major customers represent such a large part of our business, the loss of any of our major customers or reduced sales to these customers could negatively impact our business.
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
A portion of the Company’s operations and some customers are in foreign locations. As a result, transactions may occur in currencies other than the U.S. dollar. Currency exchange rates fluctuate on a daily basis as a result of a number of factors and cannot be easily predicted. Volatility in the functional currencies of our entities and the U.S. dollar could seriously harm our business, operating results and financial condition. The primary impact of currency exchange fluctuations is on the adjustments related to the translation of the Company’s Canadian and Vietnamese financial statements into U.S. dollars, which are included in current earnings, as well as impacting the cash, receivables, payables, property and equipment of our operating entities. The closure of the Company’s Canadian facility was announced March 30, 2009, which closure is now substantially complete. The Company currently does not use financial instruments to hedge foreign currency fluctuation and unexpected expenses could occur from future fluctuations in exchange rates.
Failure to attract and retain key personnel and skilled associates could hurt operations.
Our success depends to a large extent upon the continued services of key management personnel. While we have employment contracts in place with several of our executive officers, we nevertheless cannot be assured that we will retain our key employees, and the loss of service of any of these officers or key management personnel could have a material adverse effect on our business growth and operating results.

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
We have a production facility outside Ho Chi Minh City, Vietnam, which is in an area previously affected by avian flu. In addition, the current level of swine flu cases reported is increasing worldwide. To the best of our knowledge, concerns about the spread of various types of flu have not affected our employees or operations. However, our production could be severely impacted by an epidemic spread of these or other forms of flu. These factors could also affect our suppliers and customers, and results of operations.
Changes in the securities laws and regulations have increased, and are likely to continue to increase, our costs.
The Sarbanes-Oxley Act of 2002 that became law in July 2002 required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the Securities and Exchange Commission and the New York Stock Exchange have promulgated new rules on a variety of subjects. Compliance with these new rules, particularly preparation for compliance with Section 404 of the Sarbanes-Oxley Act regarding management’s assessment of internal control over financial reporting, which was applicable to Sparton for the first time for our fiscal year ended June 30, 2008, has increased our legal, financial, and accounting costs. We expect some level of increased costs related to these new regulations to continue indefinitely. While preparation and consulting costs are anticipated to decline, continuous review and audit costs related to the regulation are expected to increase. The extent of the ongoing and future costs is unknown at this time. However, absent significant changes in related rules (which we cannot assure), we anticipate these costs may decline somewhat in future years as we become more efficient in our compliance processes. We also expect these developments to make it more difficult and more expensive to obtain director and officer liability insurance, and we may be forced to accept reduced coverage or incur substantially higher costs to obtain coverage. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors or qualified management personnel.

We are subject to a variety of environmental laws, which expose us to potential liability.
Our operations are regulated under a number of federal, state, provincial, local and foreign environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage and disposal of such materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource, Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act, as well as analogous state and foreign laws. Compliance with these environmental laws is a significant consideration for us because we use various hazardous materials in our manufacturing processes. We may be liable under environmental laws for the cost of cleaning up properties we own or operate if they are or become contaminated by the release of hazardous materials, regardless of whether we caused the release, even if we fully comply with applicable environmental laws. In the event of contamination or violation of environmental laws, we could be held liable for damages including fines, penalties and the costs of remedial actions and could also be subject to revocation of our discharge permits. Any such penalties or revocations could require us to cease or limit production at one or more of our facilities, thereby harming our business. In addition, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment, or to incur other significant expenses to comply with environmental regulations, including expenses associated with the recall of any non-compliant product. See Item 3 - “Legal Proceedings” of this report.
Certain shareowners have significant control and shares eligible for public sale could adversely affect the share price.
As of June 30, 2009, the directors, executive officers and 5% shareowners beneficially owned or controlled an aggregate of approximately 53% of our common stock, of which Bradley O. Smith, Board Director, beneficially owned or controlled approximately 17%. Accordingly, certain persons have significant influence over the election of our Board of Directors, the approval or disapproval of any other matters requiring shareowner approval, and the affairs and policies of Sparton. Such voting power could also have the effect of deterring or preventing a change in control of the Company that might otherwise be beneficial to other shareowners. Conversely, such voting power could have the effect of deterring or preventing a change in control of the Company that might otherwise be detrimental to other shareowners. In addition, substantially all of the outstanding shares of common stock are freely tradable without restriction or further registration. Sales of substantial amounts of common stock by shareowners, or even the potential for such sales, may cause the market price to decline and could impair the ability to raise capital through the sale of equity securities.
In the future, we may need additional funding, which could be raised through issuances of equity securities. We also have the right to issue shares upon such terms and conditions and at such prices as our Board of Directors may establish. Such offerings would dilute the ownership interest of existing shareholders and could cause a dilution of the net tangible book value of such shares.
At June 30, 2009, there were options outstanding for the purchase of 184,127 shares of common stock of the Company, of which options for 173,625 shares were vested and exercisable. Holders of our common stock could suffer dilution if outstanding common stock options are exercised in excess of the number of shares repurchased by Sparton.
The tightened credit market, both nationally and globally, may adversely affect the availability of funds to us for working capital, liquidity requirements, and other purposes, which may adversely affect our cash flows and financial condition.
We anticipate that our revolving line-of-credit facility will be a component of our available working capital during fiscal 2010. For a summary of our banking arrangements, see Note 9 “Borrowings” and Note 15 “Subsequent Event” to the Consolidated Financial Statements included in Item 8 of this report. If the turmoil in the credit market continues or intensifies, we may have difficulty maintaining a line-of-credit on similar or more favorable terms, which could adversely affect our liquidity, cash flows, and results of operations. There are no assurances we will always have access to a line-of-credit or that the line-of-credit would always be sufficient for all purposes. Additionally, if vendors of electronic components restricted or reduced credit extended to us for purchase of raw materials as a result of general market conditions, the vendor’s credit status, or our financial position, it could adversely affect liquidity, cash flows, and results of operations.
Current market volatility may have an adverse impact on our pension costs associated with the defined benefit plan.
The recent volatility and uncertainty in the global financial market has resulted in an increase in our pension costs resulting from the use of a lower expected rate of return on pension assets. For a further discussion of the Sparton Corporation Pension Plan, see “Pension Obligations” in the Critical Accounting Policies and Estimates section in Part II, Item 7 of this report and Note 6 of Notes to Consolidated Financial Statements in Item 8. Notwithstanding the actions recently taken to reduce the costs of the plan, if the global financial market continues to be unstable or declines further, we may experience an additional increase in our pension costs. These increased costs could negatively impact our liquidity, cash flows, results of operations and financial position.

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
Moreover, if an active public market for our common stock is not sustained in the future, it may be difficult to resell such stock. For the two months ended July 31, 2009, the average number of shares of our common stock that traded on the NYSE has been approximately 2,000 shares per day. We had approximately 9,951,507 issued and outstanding shares as of June 30, 2009. When trading volumes are this low, a relatively small buy or sell order can result in a relatively large change in the trading price of our common stock and investors may not be able to sell their securities at a favorable price. In addition, should the vested and exercisable stock options be exercised and the resulting common shares simultaneously sold (to fund the cost of the exercise and the related taxes associated with the stock sale), our stock price could be significantly adversely impacted.
Possible delisting from the New York Stock Exchange (“NYSE”) could affect the liquidity of our common stock.
The Company had previously been notified that it was not in compliance with the NYSE continued listing standards. As a result of recent rule changes, the Company is now in compliance. However, there can be no assurance that future rule changes or other listing issues may not arise and potentially adversely impact the Company’s ability to be traded on the NYSE.

Item 1B.	Unresolved Staff Comments — None.

Item 2.	Properties
The following is a listing of Sparton’s principal properties as of June 30, 2009. Except as described below, Sparton owns all of these properties. These facilities provide a total of approximately 448,000 square feet of manufacturing and administrative space, which excludes 383,000 of space related to idled or closed facilities. There are manufacturing and/or office facilities at each location. Reflective of the current economic environment, Sparton’s manufacturing facilities are underutilized. Underutilized percentages vary by plant; however, ample space exists to accommodate expected growth. Sparton believes these facilities are suitable for its operations.

Jackson, Michigan (1)	Strongsville, Ohio
DeLeon Springs, Florida	London, Ontario, Canada (1)
Brooksville, Florida	Thuan An District, Binh Duong Province, Vietnam (Outside of Ho Chi Minh City)
Albuquerque, New Mexico (1)

(1)	Facilities idled or closed.
For additional information on recent and prior plant closures, see Note 14 to the Consolidated Financial Statements included in Item 8 of this report.
While the Company owns the building and other assets for Spartronics, including its manufacturing facility in Vietnam, the land is occupied under a long-term lease covering approximately 40 years. This lease is prepaid, with the cost amortized over the term of the lease, and carried in other long-term assets on our balance sheet.
Not included above with the Company’s owned properties is the Company’s Coors Road, Albuquerque, New Mexico, facility. While this property is owned by Sparton, and included in the assets held for sale section of our balance sheet, it is not used in Sparton’s manufacturing operations. Sparton leases this facility to another company under a long-term lease, which contains an option to buy.

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
Upon entering into the Consent Decree, the Company reviewed its estimates of the future costs expected to be incurred in connection with its remediation of the environmental issues associated with its Coors Road facility over the next 30 years. At June 30, 2009, the undiscounted minimum accrual for future EPA remediation approximates $5.0 million. The Company’s estimate is based upon existing technology and current costs have not been discounted. The estimate includes equipment, operating and maintenance costs for the onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes the required periodic reporting requirements. This estimate does not include legal and related consulting costs, which are expensed as incurred.
In 1998, STI commenced litigation in two courts against the United States Department of Energy (DOE) and others seeking reimbursement of Sparton’s costs incurred in complying with, and defending against, federal and state environmental requirements with respect to its former Coors Road manufacturing facility. Sparton also sought to recover costs being incurred by the Company as part of its continuing remediation at the Coors Road facility. In fiscal 2003, Sparton reached an agreement with the DOE and others to recover certain remediation costs. Under the agreement, Sparton was reimbursed a portion of the costs the Company incurred in its investigation and site remediation efforts at the Coors Road facility. Under the settlement terms, Sparton received cash and the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8,400,000, is any, from the date of settlement, thereby allowing Sparton to obtain some degree of risk protection against future costs. Cumulative costs since the date of settlement of approximately $2,790,000 toward the $8,400,000 threshold have been incurred as of June 30, 2009.
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
Customer Relationships
In September 2002, STI filed an action in the U.S. District Court for the Eastern District of Michigan to recover certain unreimbursed costs incurred for the acquisition of raw materials as a result of a manufacturing relationship with two entities, Util-Link, LLC (Util-Link) of Delaware and National Rural Telecommunications Cooperative (NRTC) of the District of Columbia. STI was awarded damages in an amount in excess of the unreimbursed costs at the trial concluded in November 2005. As of June 30, 2007, $1.6 million of the deferred costs incurred by the Company were included in other non current assets on the Company’s balance sheet. NRTC appealed the judgment to the U.S. Court of Appeals for the Sixth Circuit and on September 21, 2007, that court issued its opinion vacating the judgment in favor of Sparton. Sparton was unsuccessful in obtaining relief from the decision of the U.S. Court of Appeals and accordingly expensed the previously deferred costs of $1.6 million as costs of goods sold, which was reflected in the Company’s fiscal 2008 financial results reported for the quarter ended September 30, 2007.

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
In August 2005, Sparton Electronics Florida, Inc. filed an action in the U.S. District Court, Middle District of Florida against Electropac Co. Inc. and a related party (the raw board manufacturer) to recover these costs. A trial was conducted in August 2008 and the trial court made a partial ruling in favor of Sparton; however, the court awarded an amount less than the previously deferred $2.8 million. Following this ruling, a provision for a loss of $0.8 million was established in the fourth quarter of fiscal 2008. Court ordered mediation was conducted following the court’s ruling and a settlement was reached in September 2008 for payment to the company of $2.0 million plus interest. The settlement is secured by a mortgage on real property and a consent judgment. In December 2008, a recovery of $0.6 million against the $2.0 million was received with the remaining balance due in September 2009. In the fourth quarter of fiscal 2009, the Company established a reserve of $0.2 million against the remaining settlement balance. As of June 30, 2009, $1.2 million remains in other current assets in the Company’s balance sheet, compared to the $2.0 million reported in other non current assets as of June 30, 2008. The $1.2 million balance is expected to be received in fiscal 2010. Settlement proceeds were previously assigned to National City Bank to pay down bank term debt (as further described in Note 9 to the Consolidated Financial Statements) and are now part of the general collateral underlying Sparton’s credit facility. If the defendants are unable to pay the final judgment, our before-tax operating results at that time could be adversely affected by up to $1.2 million.

Item 4. Submission of Matters to a Vote of Security Holders — No matters were submitted to a vote of the security holders during the last quarter of the period covered by this report.
Executive Officers of the Registrant - Information with respect to executive officers of the Registrant is set forth below. The positions have been held for the periods noted.

Cary B. Wood	Chief Executive Officer since November 2008 and President since April 2009. Previously Mr. Wood held the position of Chief Operating Officer for Citation Corporation in Novi, MI since August 2004. (Age 42)

Gregory A. Slome	Senior Vice President and Chief Financial Officer since April 2009. Previously, Mr. Slome was an independent financial contractor since November 2007. Prior to that date, Mr. Slome was Director of Treasury and International Finance, U.S. Robotics Corporation since July 2000. (Age 46)

Gordon B. Madlock	Senior Vice President, Operations since January 2009. Previously, Mr. Madlock held the position of Senior Vice President of Operations for Citation Corporation in Novi, MI since September 1999. (Age 51)

Michael W. Osborne	Senior Vice President, Business Development and Supply Chain since January 2009. Previously, Mr. Osborne held the position of Vice President, Operations at The Niven Marketing Group in Carol Stream, IL since January 2006. Prior to that date, Mr. Osborne held the position of Vice President, Operations & Engineering at Gardner Bender in Milwaukee, WI since March 2004. (Age 38)

Duane K. Stierhoff	Senior Vice President since December 2006. Previously, Mr. Stierhoff held the position of Vice President, General Manager of Sparton Medical Systems, Inc. since June 2006. Prior to that date, Mr. Stierhoff held the position of Vice President Operations at Astro Instrumentation, LLC in Strongsville, OH. (Age 54)

Joseph S. Lerczak	Group Controller since April 2009, Treasurer since June 2008, and Secretary since June 2002. Previously Mr. Lerczak held the positions of Vice President since June 2008, Chief Financial Officer since March 2008 and Corporate Controller since April 2000. (Age 52)

James M. Lackemacher	Group Vice President, Government Systems Business Unit since April 2005. Previously Mr. Lackemacher held the position of Director of Government Engineering since September 2003. (Age 47)

Drew G. Richmond	Deputy General Director, Spartronics Vietnam Co. Ltd. since February 2009. Previously, Mr. Richmond held the position of Vice President Industrial Systems at Sparton of Canada Ltd. since May of 2005. Prior to that date, Mr. Richmond was Director of Business Development at Sparton of Canada Ltd. (Age 45)

Linda G. Munsey	Vice President, Performance Excellence since February 2006. Prior to that date, Ms. Munsey held the position of Director of Corporate Performance Excellence since January 2005. Ms. Munsey has also held various managerial positions within the Company since March 2004. (Age 47)
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

	High	Low
Fiscal Year Ended June 30, 2009
First Quarter	$4.15	$2.25
Second Quarter	2.62	1.41
Third Quarter	1.90	1.35
Fourth Quarter	2.98	1.35

	High	Low
Fiscal Year Ended June 30, 2008
First Quarter	$7.37	$4.50
Second Quarter	6.05	4.69
Third Quarter	5.33	3.99
Fourth Quarter	4.86	3.59

Holders — On August 31, 2009, there were 471 registered holders of record of the Company’s common stock. The closing price of the Company’s common stock as of August 31, 2009, was $3.28.
Dividends — There were no common stock dividends declared in either fiscal 2009 or fiscal 2008. In addition, for fiscal 2009 and 2008, the Company did not pay a cash dividend on its common stock. Other than in fiscal 2006, the Company has not declared or paid cash dividends on our common stock for many years. In addition, our credit facility prohibits us from declaring or paying any dividends on our capital stock, other than dividends payable in our stock.
Recent Sales of Unregistered Securities — None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers — Effective September 14, 2005, the Board of Directors authorized a publicly-announced common share repurchase program for the repurchase, at the discretion of management, of up to $4 million of shares of the Company’s outstanding common stock in open market transactions. At June 30, 2007, 331,781 shares had been repurchased for cash consideration of approximately $2,887,000. During the repurchase period, the weighted average share prices for each month’s activity ranged from $8.38 to $10.18 per share. The program expired September 14, 2007. There were no shares of the Company’s outstanding common stock repurchased during the fiscal years ended June 30, 2009 or 2008.
Repurchased shares were retired. The repurchase of 199,356 shares concurrent with the coordinated exercise of common stock options held by the Company’s officers, employees, and directors was included in the second quarter of fiscal 2007.
Performance Graph — The following is a line-graph presentation comparing cumulative, five-year shareowner returns, on an indexed basis, of the Company’s common stock with that of a broad market index (S&P 500 Composite Index) and a more specific industry index, the Electronics Component of the NASDAQ (NASDAQ). The comparison assumes a $100 investment on June 30, 2004, and the reinvestment of dividends.
Comparison of Five-Year Cumulative Total Return Among Sparton Corporation, S&P 500 Index, and
NASDAQ Industry Indexes (Index June 30, 2004 = 100)

	2004	2005	2006	2007	2008	2009
Sparton Corporation	100	117	107	95	56	38
S&P 500 Index	100	106	116	139	121	89
NASDAQ	100	90	85	100	90	65
Securities authorized for issuance under equity compensation plans — The table in Part III, Item 12 of this report, is incorporated herein by reference.

Item 6.	Selected Financial Data (1)
The following table sets forth a summary of selected financial data for the last five fiscal years. This selected financial data should be read in conjunction with the consolidated financial statements and notes thereto along with supplementary schedules, included in Items 8 and 15, respectively, of this Form 10-K.

	2009	2008	2007	2006 (2)	2005

OPERATING RESULTS
Net sales	$221,870,617	$229,805,983	$200,085,852	$170,804,982	$167,156,809
Costs of goods sold	206,165,541	217,873,310	194,144,728	156,678,961	149,095,308
Restructuring/impairment charges	7,007,769	181,239	—	—	—
Other operating expenses	19,589,629	18,611,388	18,137,132	16,043,528	7,797,236

Operating income (loss)	(10,892,322)	(6,859,954)	(12,196,008)	(1,917,507)	10,264,265
Other income (expense)	(3,074,134)	(1,077,338)	(179,619)	1,622,863	1,097,893

Income (loss) before income taxes	(13,966,456)	(7,937,292)	(12,375,627)	(294,644)	11,362,158
Provision (credit) for income taxes	1,787,000	5,201,000	(4,607,000)	(393,000)	3,250,000

Net income (loss)	$(15,753,456)	$(13,138,292)	$(7,768,627)	$98,356	$8,112,158

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Common stock — basic	9,811,635	9,811,507	9,817,972	9,806,099	9,691,333
Common stock — diluted	9,811,635	9,811,507	9,817,972	9,844,601	9,823,364

PER SHARE OF COMMON STOCK — INCOME (LOSS)
Common stock — basic	$(1.61)	$(1.34)	$(0.79)	$0.01	$0.84
Common stock — diluted	(1.61)	(1.34)	(0.79)	0.01	0.83

SHAREOWNERS’ EQUITY — PER SHARE	$5.52	$7.22	$8.81	$9.82	$9.98

CASH DIVIDENDS — PER SHARE	—	—	—	$0.10	—

OTHER FINANCIAL DATA
Total assets	$155,001,518	$142,726,392	$137,007,798	$150,057,736	$129,460,786
Working capital	$32,897,418	$41,581,284	$52,989,124	$68,197,123	$75,502,554
Working capital ratio	1.38:1	1.74:1	2.62:1	3.17:1	3.89:1
Debt	$22,958,497	$25,588,254	$17,010,604	$19,826,449	—
Shareowners’ equity	$54,895,401	$70,859,754	$86,479,671	$96,850,378	$97,171,986

(1)	As described in Note 1 of Notes to Consolidated Financial Statements included in Item 8, all average outstanding shares and per share information has been restated to reflect the impact of the 5% stock dividend declared in October 2006 and paid in January 2007, except no adjustment has been made to the cash dividend per share in fiscal 2006.

(2)	The operating results of our acquired subsidiary, SMS, have been included in our consolidated financial statements since the date of acquisition on May 31, 2006. Fiscal 2006 reflects SMS’s operating results for the one month ended June 30, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Other risks and uncertainties that may affect our operations, performance, growth forecasts and business results include, but are not limited to, timing and fluctuations in U.S. and/or world economies, sharp volatility of world financial markets over a short period of time, competition in the overall EMS business, availability of production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, foreign currency exchange rate risk, uncertainties associated with the outcome of litigation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation, customer labor and work strikes, and uncertainties related to defects discovered in certain of the Company’s aerospace circuit boards. Further risk factors are the availability and cost of materials. A number of events can impact these risks and uncertainties, including potential escalating utility and other related costs due to natural disasters, as well as political uncertainties such as the conflict in Iraq. The Company has encountered availability and extended lead time issues on some electronic components due to strong market demand; this resulted in higher prices and/or late deliveries. In addition, some electronics components used in production are available from a limited number of suppliers, or a single supplier, which may affect availability and/or pricing. Additionally, the timing of sonobuoy sales to the U.S. Navy is dependent upon access to the test range and successful passage of product tests performed by the U.S. Navy. Reduced governmental budgets have made access to the test range less predictable and less frequent than in the past. Additional risk factors that have arisen more recently include risks associated with the increasingly tightened credit market, the Company’s ability to maintain its credit facility on similar or more favorable terms, dependence on key personnel, recent volatility in the stock markets, and the impact on the Company’s defined contribution plan, and the risk that the Company’s stock might be delisted from the New York Stock Exchange (NYSE). Finally, the Sarbanes-Oxley Act of 2002 required changes in, and formalization of, some of the Company’s corporate governance and compliance practices. The SEC and NYSE also passed rules and regulations requiring additional compliance activities. Compliance with these rules has increased administrative costs, and it is expected that certain of these costs will continue indefinitely. A further discussion of the Company’s risk factors has been included in Part I, Item 1A, “Risk Factors”, of this report. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this report.
EXECUTIVE SUMMARY
In summary, the major elements affecting fiscal 2009 results compared to fiscal 2008 results were as follows (in millions):

Net loss fiscal 2008		$(13.1)
Gain on Deming, NM plant sale in fiscal 2008	$(0.9)
Litigation write-off in fiscal 2008	2.4

	1.5
2009 Items:
Increased margin resulting from disengagement terms with one customer	1.6
Increased restructuring/impairment charges	(6.8)
Improved margin on government programs	2.0
Decreased income tax expense	3.4
Increased legal and consulting expense	(1.1)
Increased pension expense	(1.8)
Increased translation/transaction exchange expense	(1.4)
Other	(0.1)

	(4.2)
Net change		(2.7)

Net loss fiscal 2009		$(15.8)

Fiscal 2009 was impacted by:
–	Consistent and successful sonobuoy drop tests contributing improved margins. Margins improved due to improved labor efficiencies and less rework cost. There were no minimal or zero margin contracts in sales in fiscal 2009.

–	Higher sales in the Aerospace market of $22.0 million.

–	Increased margin resulting from disengagement agreement with one aerospace customer.

–	Increased administrative expenses primarily related to legal and consulting fees totaling $1.1 million above prior year.

–	Increased pension expense, primarily related to lump-sum settlement and curtailment charges, of $1.8 million above prior year.

–	Increased restructuring/impairment charges of approximately $6.8 million in fiscal 2009 over prior year.

–	Income tax expense of $1.8 million in fiscal 2009, resulting principally from uncertainty in realization of future tax benefits.
During the last six months of fiscal 2009, Sparton announced several restructuring actions that were being taken as part of the Company’s turnaround strategy. Included among these actions were Company-wide reductions in force, the closure of the Jackson, Michigan and London, Ontario facilities, changes in certain employee benefit plans and the disengagement from a significant customer. While the Company believes these actions will ultimately improve profitability, the implementation of these actions will take time to complete. A significant portion of the charges associated with these actions has been incurred in the fourth quarter of fiscal 2009. Future quarters, particularly the first two quarters of fiscal 2010, may be impacted depending on the timing of the completion of the respective actions.
These various factors, among others, are further discussed below. In this context, Sparton alerts readers that our President and Chief Executive Officer initiated during fiscal 2009 a full evaluation of our operations, including operating structure. This evaluation, which is ongoing, likely may result in changes to our analysis of how the components of Sparton’s business contribute to consolidated operating results and the overall level of disaggregation of reported financial data, including the nature and number of operating segments, disclosure of segment information and the consistency of such information with internal management reports. The management discussion and analysis of operations disclosure in the Company’s periodic report beginning in fiscal 2010 is expected to reflect the changes that arise due to this evaluation.

Fiscal 2009 Compared to Fiscal 2008

	2009		2008
	Sales	% of Total	Sales	% of Total	% Change

Aerospace	$86,594,000	39%	$64,558,000	28%	34%
Medical/Scientific Instrumentation	67,710,000	31	73,234,000	32	(8)
Government	42,310,000	19	48,483,000	21	(13)
Industrial/Other	25,257,000	11	43,531,000	19	(42)

Totals	$221,871,000	100%	$229,806,000	100%	(3)%

Sales for the year ended June 30, 2009 totaled $221,871,000, a decrease of $7,936,000 (or 3%) from fiscal 2008. Aerospace sales were significantly above prior year, increasing $22,036,000 (or 34%) primarily due to the increased volume of sales to four existing customers who, combined, contributed $21,515,000 to the increase. Included in this increase were $3,136,000 of sales related to Honeywell, with whom we are disengaging as further discussed below. Medical/Scientific Instrumentation sales decreased $5,526,000 (or 8%) from the prior year. This decrease was due to delayed new customer program starts and sales to the existing customer base. The majority of the decrease was due to two customers, whose combined volume contributed $5,238,000 to the overall decrease. Government sales in fiscal 2009 decreased $6,173,000 (or 13%), from the prior year primarily due to lower U.S. Navy and foreign awards received in fiscal 2008 for completion in fiscal 2009. While total government sales have decreased, the margins associated with these sales have significantly improved as rework and related costs have not been incurred as a result of successful sonobuoy drop tests during the current fiscal year. Industrial/Other sales also decreased by $18,274,000 (or 42%) from the same period last year. This decrease was primarily due to decreased sales to four customers, with whom we disengaged in fiscal 2009, which accounted for a combined decrease of $18,624,000 during the year ended June 30, 2009.
The majority of the Company’s sales come from a small number of key strategic and large OEM customers. Sales to the six largest customers, including government sales, accounted for approximately 77% and 73% of net sales in fiscal 2009 and 2008, respectively. Five of the six largest customers, including government, were also included in the top six customers for the same period last year. Siemens Diagnostics, a medical customer, contributed 17% and 16% of total sales during fiscal 2009 and 2008, respectively. Honeywell, an aerospace customer with several facilities to which we supplied product, provided 19% and 17% of total sales for the years ended June 30, 2009 and 2008, respectively.
On March 16, 2009, the Company announced the termination and winding down of our agreements with Honeywell, and disengagement procedures are currently underway, with completion anticipated by September 30, 2009. As part of this disengagement, the Company is receiving payment for production in addition to that specified in the original contracts. Margins for fiscal 2009 associated with this customer are approximately $1.6 million above those for the same period in the prior year. Almost all of this increase was experienced in the last six months of fiscal 2009 and resulted from this disengagement agreement. Sales to Honeywell totaled $41,615,000 and $38,479,000 in fiscal 2009 and 2008, respectively.
The following table presents consolidated income statement data as a percentage of net sales for the years ended June 30, 2009 and 2008, respectively.

	2009	2008
Net sales	100.0%	100.0%
Costs of goods sold	92.9	94.8

Gross profit	7.1	5.2

Selling and administrative	8.8	8.6
Restructuring/impairment charges	3.2	—
EPA related (income) expense — net of environmental remediation	—	—
Net gain on sale of property, plant and equipment	—	(0.4)

Operating loss	(4.9)	(3.0)

Interest expense	(0.7)	(0.5)
Interest and investment income	—	—
Equity loss in investment	—	(0.1)
Other income (expense) — net	(0.7)	0.1

Loss before income taxes	(6.3)	(3.5)
Provision for income taxes	0.8	2.2

Net loss	(7.1)%	(5.7)%

An operating loss of $10,892,000 was reported for the year ended June 30, 2009, compared to an operating loss of $6,860,000 for the fiscal year ended June 30, 2008. The gross profit percentage for fiscal 2009, was 7.1%, an increase from 5.2% for the same period last year.

Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and costs associated with new program introduction, all of which impacted fiscal 2009’s performance. During the year ended June 30, 2009, gross profit was favorably impacted by improved margins on several customers, a result of pricing increases, improved performance, and reductions in force. In addition, successful sonobuoy drop tests allowed for significantly improved margins associated with government sales due to labor efficiency and minimal rework costs, totaling an improved margin of $2.0 million above prior year. For the years ended June 30, 2009 and 2008, there were minimal cost to complete adjustments (totaling approximately $591,000 and $333,000 of income, respectively) related to the sonobuoy programs. Negatively impacting gross profit in fiscal 2008 was $19.4 million of government sonobuoy sales with no or minimal margin. The Company also experienced $1,557,000 of improved margin with one aerospace customer with whom we are disengaging, as previously discussed. Included in the years ended June 30, 2009 and 2008 were results from the Company’s Vietnam facility, which has adversely impacted gross profit by $1,444,000 and $943,000, respectively. Translation adjustments related to inventory and costs of goods sold, in the aggregate, amounted to a gain of $128,000 and a loss of $202,000 for the years ended June 30, 2009 and 2008, respectively. Also included in costs of goods sold is approximately $2,061,000 of pension expense, an increase of $1,520,000 from the prior year, as further discussed below.
Included in costs of goods sold for fiscal 2008 was the write-off of inventory previously carried as a deferred asset. This write-off totaled approximately $1,643,000 and was the result of an adverse decision from the Sixth Circuit Court of Appeals where Sparton was defending the appeal of a decision of the lower court in Sparton’s favor. A reserve of $800,000 was established in fiscal 2008 against other deferred assets relating to a different claim. For a further discussion of these legal claims see Note 10 to the Consolidated Financial Statements included in Item 8.
Pension expense totaled $2,451,000 and $639,000, of which approximately $2,061,000 and $541,000 was included in costs of goods sold, for the fiscal years 2009 and 2008, respectively. Based on the actuarial calculation, a $333,000 curtailment charge was recognized during the third quarter of fiscal 2009, related to the acceleration of all remaining prior service costs previously being amortized over future periods. In addition, lump-sum benefit distributions as of that date exceeded plan service and interest costs, resulting in a lump-sum settlement charge of $615,000 which was also recognized during the same period. Primarily due to reductions in force and the closure of the Jackson, Michigan facility, additional lump-sum distributions made during the remaining months of fiscal 2009 resulted in an additional settlement adjustment of $518,000 during the fourth quarter of fiscal 2009. A more complete discussion of the settlement adjustment and resulting increased pension expense is included in Note 6 to the Consolidated Financial Statements included in Item 8.
Selling and administrative expenses for the year ended June 30, 2009 decreased compared to the same period in the prior year. Included in this fiscal year were increased consulting fees related to increasing operational efficiencies and the hiring of personnel. These fees totaled $972,000 above the prior year, with the majority of these type of fees not incurred in fiscal 2008. In addition, legal costs incurred in connection with a recent trial were $127,000 above the same period last year. These increased expenses were offset by decreased expenses primarily at two facilities. The Company’s Albuquerque, New Mexico facility was closed in October 2008, decreasing that location’s selling and administrative expense. In addition, a second facility incurred increased costs in the prior fiscal year related to support and start up activity of new customers, which activity was not incurred to the same level this fiscal year.
Amortization expense, which totaled $492,000 and $481,000 for the years ended June 30, 2009 and 2008, respectively, was related to the purchase of SMS; for a further discussion see Note 13 of the Consolidated Financial Statements. Net gain on sale of property, plant and equipment in fiscal 2008 resulted from the sale of the property, plant and equipment of the Deming facility located in New Mexico. For a further discussion of this sale see Note 14 to the Consolidated Financial Statements included in Item 8.
During fiscal 2009 the Company initiated a restructuring plan, which activities resulted in charges of $7,008,000 primarily in the fourth quarter of the fiscal year. For a further discussion of the restructuring activities and expense components see Note 14 to the Consolidated Financial Statements included in Item 8.
Operating loss also includes charges related to the New Mexico environmental remediation effort. Net EPA charges and income are more fully discussed in Note 10 to the Consolidated Financial Statements included in Item 8.
Interest expense of $1,569,000 and $1,205,000 (net of capitalized interest of $2,000 and $11,000) in fiscal 2009 and 2008, respectively, is primarily a result of increased borrowings on the revolving credit facility. A complete discussion of debt is contained in Notes 9 and 15 to the Consolidated Financial Statements included in Item 8. Interest and investment income decreased $100,000 to $28,000 in fiscal 2009. This decrease was due to decreased funds available for investment. The Company’s investment securities portfolio was substantially all liquidated in fiscal 2007. Investment securities are more fully described in Note 3 to the Consolidated Financial Statements included in Item 8. Other-net was $8,000 and $7,000 in fiscal 2009 and 2008, respectively. Fiscal 2009 and 2008 also included $(1,483,000) and $265,000, respectively, of net translation and transaction (losses) and gains.

Equity investment loss was $59,000 and $273,000 in fiscal 2009 and 2008, respectively. Included in the equity investment is the Company’s investment in Cybernet Systems Corporation (Cybernet), representing a 14% ownership interest. The Company’s investment in Cybernet is more fully discussed in Note 3 to the Consolidated Financial Statements included in Item 8.
The Company’s effective tax rate (benefit) for fiscal 2009 was 12.8% compared to the statutory U.S. federal tax rate which is a benefit of (34%). The significant change in the effective tax rate was principally due to the additional valuation allowance of approximately $6.5 million recorded in fiscal 2009. This valuation allowance was established against the Company’s deferred tax assets, whose realization at this time is uncertain. A complete discussion of the elements of the income tax provision is contained in Note 7 to the Consolidated Financial Statements included in Item 8.
After provision for applicable income taxes the Company reported a net loss of $15,753,000 ($(1.61) per share, basic and diluted) in fiscal 2009, compared to a net loss of $13,138,000 ($(1.34) per share, basic and diluted) in fiscal 2008.
Fiscal 2008 Compared to Fiscal 2007
Fiscal 2008 results were favorably impacted by:
–	Consistent and successful sonobuoy drop tests contributing to increased sales and improved margins, including $0.3 million of income in fiscal 2008 compared to $2.7 million of expense in fiscal 2007 resulting from cost to complete adjustments.

–	Continued sales growth in the Medical/Scientific Instrumentation market and a number of significant new EMS program orders in start-up.

–	Improved margins from a better product mix, improved performance, and repricing on some products.

–	The completion of the sale of the Deming, New Mexico facility at a gain of approximately $0.9 million.
These factors, however, were offset by:
–	Valuation allowance established against deferred tax assets of approximately $10 million.

–	Sales of several lots of sonobuoys in the early part of fiscal 2008, which contracts carried minimal or no margin.

–	Significant new program start-up costs related to hiring staff, training personnel and the costs of ordering material in advance of production, compounded by customer delays which lead to further unexpected cost growth.

–	Increased selling and administrative expenses to support new program start-ups.

–	Decreased sales and depressed margins in the Industrial/Other market, due primarily to reduced sales and pricing concessions to one customer.

–	The write-off of a $1.6 million litigation claim (previously recorded as a deferred asset), due to an adverse court opinion.

–	Increased outside service costs related to management’s obligation to report for the first time on internal control over financial reporting at the end of fiscal 2008.

–	Costs in advance of closing the Albuquerque, New Mexico facility related to severance benefits of $181,000 in the fourth quarter of fiscal 2008.

–	Reserve established against previously deferred costs of $0.8 million.
These various factors, among others, are further discussed below.

	2008		2007
	Sales	% of Total	Sales	% of Total	% Change

Medical/Scientific Instrumentation	$73,234,000	32%	$59,754,000	30%	23%
Aerospace	64,558,000	28	56,955,000	28	13
Government	48,483,000	21	29,677,000	15	63
Industrial/Other	43,531,000	19	53,700,000	27	(19)

Totals	$229,806,000	100%	$200,086,000	100%	15%

Sales for the year ended June 30, 2008 totaled $229,806,000, an increase of $29,720,000 (or 15%) from fiscal 2007. Medical/ Scientific Instrumentation sales increased $13,480,000 (or 23%), above sales from the prior year. This increase was partially due to new customer programs and expanded sales to the existing customer base. The majority of the increase was due to three existing customers, whose combined increased volume contributed $9,192,000 to the overall increase. In addition, one customer contributed $2,816,000. Medical/Scientific Instrumentation sales were expected to continue to expand. Aerospace sales were also up from prior year, $7,603,000 (or 13%) primarily due to the increased volume of sales to two existing customers who, combined, contributed $5,854,000 to the increase. Government sales in fiscal 2008 increased due to the results of successful sonobuoy drop tests, increasing $18,806,000 (or 63%), from the prior year. However, Industrial/Other sales declined $10,169,000 (or 19%). The decrease was primarily due to decreased sales to two existing customers, which accounted for a combined decrease of $11,004,000 during the year ended June 30, 2008. The decrease was partially offset by increased sales to other customers.
The majority of the Company’s sales come from a small number of customers. Sales to our six largest customers, including government sales, accounted for approximately 75% and 74% of net sales in fiscal 2008 and 2007, respectively. Five of the customers, including government, were the same both years. Bally, an industrial customer, accounted for 7% and 12% of our sales in fiscal 2008 and 2007, respectively. One aerospace customer, Honeywell, with several facilities to which the Company supplied product, provided 17% and 18% of our sales for the years ended June 30, 2008 and 2007, respectively. Siemens Diagnostics, a medical customer, contributed 16% and 18% of total sales during fiscal 2008 and 2007, respectively.
The following table presents consolidated income statement data as a percentage of net sales for the years ended June 30, 2008 and 2007, respectively.

	2008	2007
Net sales	100.0%	100.0%
Costs of goods sold	94.8	97.0

Gross profit	5.2	3.0

Selling and administrative	8.6	9.2
EPA related (income) expense — net of environmental remediation	—	(0.1)
Net (gain) loss on sale of property, plant and equipment	(0.4)	—

Operating loss	(3.0)	(6.1)

Interest expense	(0.5)	(0.5)
Interest and investment income	—	0.1
Equity income (loss) in investment	(0.1)	0.2
Other income — net	0.1	0.1

Loss before income taxes	(3.5)	(6.2)
Provision (credit) for income taxes	2.2	(2.3)

Net loss	(5.7)%	(3.9)%

An operating loss of $6,860,000 was reported for the year ended June 30, 2008, compared to an operating loss of $12,196,000 for the fiscal year ended June 30, 2007. The gross profit percentage for fiscal 2008, was 5.2%, an increase from 3.0% for the same period last year.
Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and costs associated with new program introduction, all of which impacted fiscal 2008’s performance. During the year ended June 30, 2008, gross profit was favorably impacted by improved margins on several customers, a result of pricing increases and improved performance. In addition, successful sonobuoy drop tests allowed for significantly improved government sales, as well as an increased margin associated with those sales. Negatively impacting gross profit in both years were $19.4 million and $22.0 million of government sonobuoy sales with no or minimal margin for the years ended June 30, 2008 and 2007, respectively. With the completion and sale of several contracts in the first and second quarters of fiscal 2008, all but $0.5 million of the backlog of these contracts, which totaled $17.9 million at June 30, 2007, have been completed. During the year ended June 30, 2008, there were minimal cost to complete adjustments (totaling approximately $333,000 of income) related to the sonobuoy programs. This compares to $2.7 million of expense adjustments resulting from changes in estimates for the same period the prior year. However, these improvements were partially offset by price concessions granted to one industrial customer, which reduced margins by approximately $906,000 on similar sales in the prior year. Included in the year ended June 30, 2008 and 2007 were results from the Company’s Vietnam facility, which has adversely impacted gross profit by $943,000 and $1.5 million, respectively. In addition, we incurred and expensed approximately $2.1 million in start-up related costs for approximately ten new programs at several facilities.
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
The increase in selling and administrative expenses for the year ended June 30, 2008, compared to the same period in the prior year, was primarily due to two factors. A significant portion of the change, approximately $497,000, was due to increased wages, related benefits, and employee activity at one facility resulting from the support and start up activity related to new customers and increased sales within the Medical/Scientific Instrumentation market. In addition, approximately $234,000 of higher than normal outside service costs were incurred for assistance with compliance with the Company’s obligation to report on internal control over financial reporting, which commenced with the year ended June 30, 2008. Beginning in fiscal 2006, the Company was required to expense the vested portion of the fair value of stock options. For the years ended June 30, 2008 and 2007, $140,000 (or 79%) and $198,000 (or 87%) of the total $176,000 and $228,000, respectively, was included in selling and administrative expenses, with the balance of these noncash charges reflected in costs of goods sold. The remaining increase was due to additional increases in various categories, such as wages, employee benefits, insurance, regulatory compliance and other items, many of which increased due to support needed for the large number of job starts under way and increased sales activity. Selling and administrative expenses as a percentage of sales in fiscal 2008 decreased to 8.6% from 9.2% in fiscal 2007. The majority of the decrease in selling and administrative expenses, as a percentage of sales, was due to the significant increase in sales in the year ended June 30, 2008 without a corresponding increase in expenses.
Amortization expense, which totaled $481,000 and $482,000 for the years ended June 30, 2008 and 2007, respectively, was related to the purchase of SMS; for a further discussion see Note 13 of the Consolidated Financial Statements included in Item 8. Net gain on sale of property, plant and equipment in fiscal 2008 resulted from the sale of the property, plant and equipment of the Deming facility located in New Mexico. For a further discussion of this sale see Note 14 of the Consolidated Financial Statements included in Item 8. Net gain on sale of property, plant and equipment in fiscal 2007 also includes a gain of $199,000 on the sale of undeveloped land in New Mexico.
Operating loss also includes charges related to the New Mexico environmental remediation effort. Included in EPA related-net of environmental remediation in fiscal 2007 is a one-time gain resulting from a $225,000 insurance settlement received in October 2006. Net EPA charges and income are more fully discussed in Note 10 to the Consolidated Financial Statements included in Item 8.
Interest expense of $1,205,000 and $1,050,000 (net of capitalized interest of $11,000 and $60,000) in fiscal 2008 and 2007, respectively, is primarily a result of the debt incurred and acquired in the purchase of SMS. A complete discussion of debt is contained in Note 9 to the Consolidated Financial Statements included in Item 8. Interest and investment income decreased $72,000 to $128,000 in fiscal 2008. This decrease was due to decreased funds available for investment and lower interest rates. Substantially all of the Company’s investment securities portfolio was liquidated during fiscal 2007, primarily to fund the operating losses, additions to property, plant and equipment, repayment of debt, and repurchases of common stock. Investment securities are more fully described in Note 3 to the Consolidated Financial Statements included in Item 8. Other-net was $7,000 and $12,000 in fiscal 2008 and 2007, respectively. Fiscal 2008 and 2007 also included $265,000 and $233,000, respectively, of net translation and transaction gains.
Equity investment (loss) income was $(273,000) and $425,000 in fiscal 2008 and 2007, respectively. Included in the equity investment is the Company’s investment in Cybernet Systems Corporation (Cybernet), representing a 14% ownership interest. The Company’s investment in Cybernet is more fully discussed in Note 3 to the Consolidated Financial Statements included in Item 8.
The Company’s effective tax rate (benefit) for fiscal 2008 was 65.5% compared to the statutory U.S. federal tax rate of (34%). The significant increase in the effective tax rate was due principally to the valuation allowance of approximately $10 million recorded in the current year. This valuation allowance was established against the Company’s deferred tax assets, whose realization is uncertain. A complete discussion of the elements of the income tax provision is contained in Note 7 to the Consolidated Financial Statements included in Item 8.
After provision for applicable income taxes the Company reported a net loss of $13,138,000 ($(1.34) per share, basic and diluted) in fiscal 2008, compared to a net loss of $7,769,000 ($(0.79) per share, basic and diluted) in fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES
Until the past several years, the primary source of liquidity and capital resources had historically been generated from operations. In recent periods, borrowings on the Company’s revolving line-of-credit facility have increasingly been relied on to provide necessary working capital in light of significant operating cash flow deficiencies sustained primarily since fiscal 2007. However, fiscal 2009 generated $38.2 million of operating cash flows, primarily due to certain government contracts allowing for billings to occur when certain milestones under the program are reached, independent of the amount expended as of that point. These billings reduce the amount of cash that would otherwise be required during the performance of these contracts. As of June 30, 2009, $25.1 million of billings in excess of costs have occurred. In fiscal 2009, the Company’s line-of-credit commitment was reduced to $18 million from the previous $20 million, and was further subject to a limitation of 80% of eligible accounts receivable. Subsequent to June 30, 2009, the Company finalized an agreement for replacement financing, as described in Note 15 to the Consolidated Financial Statements, “Subsequent Events”, at which time the current line-of-credit balance was paid off. During 2010, the Company expects to meet its liquidity needs through a combination of sources including, but not limited to, operations, its line-of-credit, interim billings on certain government contracts, the proceeds from sales of closed facilities, and improved cash flow from changes in how the Company finances inventory. It is anticipated that usage of the line-of-credit and interim government billings will continue to be a component in providing Sparton’s working capital. Improving operating cash flow is one of Sparton’s priorities, along with increasing its availability and access to credit facilities. With the above sources providing the expected cash flows, the Company believes that it will have sufficient liquidity for its anticipated needs over the next 12 months.
For the fiscal year ended June 30, 2009, cash and cash equivalents increased $33,333,000 to $36,261,000, primarily driven by reduction in the amount of inventory carried and receipt of U.S. government milestone billings. Net cash provided by and (used in) operating activities totaled $38,194,000 in fiscal 2009 and $(8,890,000) in fiscal 2008. The primary use of cash from operating activities in fiscal 2009 was the funding of operating losses. The primary source of cash in fiscal 2009 was the decrease in inventories, primarily due to the Company’s focus on reducing the level of inventory carried, as well as the receipt of cash from U.S. Government milestone billings. The primary use of cash in fiscal 2008 was for the increase in inventories and accounts receivable, as well as funding operating losses. The increase in inventories and accounts receivable was primarily due to new job starts, the delay in some customer schedules, and increased sales levels. The primary source of cash in fiscal 2008 was the increase in accounts payable and accrued liabilities, primarily due to the increase in inventories to support new job starts.
Cash flows used by investing activities in fiscal 2009 totaled $2,232,000. Cash flows used by investing activities in fiscal 2008 totaled $741,000. The primary uses of cash from investing activities in fiscal 2009 and 2008 was the purchase of property, plant and equipment, and additional purchase price payments to the sellers of SMS as described in Note 13 to the Consolidated Financial Statements. The majority of the expenditures in fiscal 2009 and 2008 were related to new roofing at one facility. Cash provided in 2008 was primarily due to the sale of the Deming facility located in New Mexico, as further discussed below.
Cash flows used by financing activities in fiscal 2009 were $2,630,000. Cash flows provided by financing activities in fiscal 2008 were $8,578,000. The primary source of cash from financing activities in fiscal 2009 and 2008 was from accessing the Company’s bank line-of-credit, but to a much lower extent in fiscal 2009 due to the positive operating cash flows. The primary use of cash from financing activities in fiscal 2009 and 2008 was the repayment of debt.
Historically, the Company’s market risk exposure to foreign currency exchange and interest rates on third party receivables and payables was not considered to be material, principally due to their short-term nature and the minimal amount of receivables and payables designated in foreign currency. However, due to the greater volatility of the Canadian dollar, the impact of transaction and translation gains on intercompany activity and balances has increased. If the exchange rate were to materially change, the Company’s financial position could be significantly affected. However, with the closure of the Canadian facility, as discussed further below, it is anticipated that the impact in future periods will decrease.
As of June 30, 2009, the Company’s bank line of credit totaled $18 million ($20 million prior to January 2009), of which $15.5 million had been borrowed. In addition, the Company had a bank term loan totaling $3.4 million. This bank debt was subject to certain covenants which were not met at June 30, 2009; however, the lender waived its right to accelerate payment of the debt arising from our non compliance at that date. Subsequent to June 30, 2009, the Company finalized an agreement for replacement financing, as discussed above. Finally, there are notes payable totaling $2.0 million outstanding to the former owners of Astro, as well as $2.1 million of Industrial Revenue Bonds. Borrowings are discussed further in Note 9 to the Consolidated Financial Statements.
At June 30, 2009 and 2008, the aggregate government funded EMS backlog was approximately $69 million and $23 million, respectively. Commercial EMS orders as of June 30, 2009 and 2008 totaled $55 million and $93 million, respectively. Commercial orders, in general, may be rescheduled or cancelled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the June 30, 2009, backlog is expected to be realized in the next 12-15 months.

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
On June 17, 2008, Sparton announced its commitment to close the Albuquerque, New Mexico facility of Sparton Technology, Inc., a wholly-owned subsidiary of Sparton. The Albuquerque facility primarily produced circuit boards for the customers operating in the Industrial/Other market. The closure of this plant was in October 2008. The land and building in Albuquerque is currently marketed for sale. The majority of the other assets and equipment were relocated to other Sparton facilities. The net book value of the land and building to be sold, which as of June 30, 2009 totaled $5,022,000, is reported as held for sale on the Company’s balance sheet as a current asset at that date, which reflects a $787,000 facility impairment charge in fiscal 2009 against its carrying amount. Depreciation on these assets ceased in October 2008. Sale proceeds were previously assigned to National City Bank to pay down bank term debt (see Note 9 to the Consolidated Financial Statements), and are now part of the general collateral underlying Sparton’s new credit facility.
On February 6, 2009, the Company announced a reduction in force. The reduction involved 6% of the approximately 1,000 employees employed at that time. Approximately $248,000 of severance cost related to this reduction in force was incurred during the third quarter of fiscal 2009, as the employees received severance packages consistent with Company policy.
On March 4, 2009, Sparton announced the closing of its Jackson, Michigan manufacturing operations. Products manufactured in Jackson were transferred to the Company’s production facilities in Brooksville, Florida, and Ho Chi Minh City, Vietnam. Customer orders will not be affected by the transfer to other facilities. The closing affected 39 salaried and 167 hourly employees who received severance packages consistent with Company policy. The closing is substantially complete with actual production activities ceasing in August, 2009.
On March 30, 2009, Sparton announced the closing of its London, Ontario, Canada, production facility. The closing was in response to market and economic conditions that have resulted in the facility being underutilized because of significantly decreased customer volumes. Twenty-four salaried and 63 hourly employees were affected, and received severance packages consistent with Company policy. Work levels at the facility have decreased dramatically because of customer cutbacks and the need to end a loss-generating contract with a major customer. Remaining customer business was transferred to Sparton’s Brooksville, Florida, facility. The closure is substantially complete.
Both the closure of the Jackson, Michigan and London, Ontario, Canada facilities, as well as a second reduction in force at all locations other than Strongsville, Ohio and Ho Chi Minh City, Vietnam that occurred April 1, 2009, resulted in significant costs in the fourth quarter of fiscal 2009 and are anticipated to result in significant costs in the first quarter of fiscal 2010, with costs anticipated to total approximately $3,260,000 for the closure of the Jackson facility and $3,520,000 for the London facility. Costs incurred are expected to include employee severance, transfer of production to other facilities, facility closure costs, contract termination costs, impairment charges, and other associated costs and expenses. For further discussion of these closures and the range of the estimated restructuring costs, see Note 14 to the Consolidated Financial Statements.
On June 18, 2009, the Company announced the relocation of our Jackson, Michigan headquarters to a leased executive office in Schaumburg, Illinois, in fiscal 2010. In connection with this relocation, we expect to incur costs of approximately $1,000,000, of which a significant portion is expected to be recognized during fiscal 2010.
The Company signed a membership purchase agreement and completed the acquisition of Astro Instrumentation, LLC in May 2006. Astro was renamed Sparton Medical Systems, Inc. (SMS) in fiscal 2007, and Sparton operates the business as a wholly-owned subsidiary. A further discussion of this purchase is contained in Notes 9 and 13 to the Consolidated Financial Statements included in Item 8.
At June 30, 2009, the Company had $54,895,000 in shareowners’ equity ($5.52 per share), $32,897,000 in working capital, and a 1.38:1 working capital ratio. The Company believes it has sufficient liquidity for its anticipated needs over the next 12-18 months. Such resources may include the use of our line-of-credit.

CONTRACTUAL OBLIGATIONS
The Company’s current obligations, which are due within one year, for the payment of accounts payable, accruals, and other liabilities totaled $87,117,000 at June 30, 2009. This includes the $4,142,000, $1,097,000 and $535,000 for the current portions of our long-term debt, pension liability, and environmental liability, respectively. These obligations are reflected in the Consolidated Balance Sheets in Item 8. The following tables summarize the Company’s significant contractual obligations and other commercial commitments as of June 30, 2009:

		Payments due by Fiscal Period
Contractual Obligations:	Total	2010	2011	2012	2013	2014	Thereafter

Borrowings (principal and interest)	$24,238,000	$19,994,000	$1,677,000	$240,000	$237,000	$235,000	$1,855,000
Operating leases	7,056,000	3,648,000	1,861,000	1,039,000	252,000	126,000	130,000
Environmental liabilities	5,012,000	535,000	294,000	294,000	294,000	328,000	3,267,000
Pension contributions	5,571,000	1,097,000	761,000	832,000	994,000	986,000	901,000
Noncancelable purchase orders	24,744,000	24,744,000	—	—	—	—	—

Total	$66,621,000	$50,018,000	$4,593,000	$2,405,000	$1,777,000	$1,675,000	$6,153,000

		Amount of Commitment by Fiscal Expiration Period
Other Commercial Commitments:	Total	2010	2011	2012	2013	2014	Thereafter

Standby letters of credit	$1,010,000	$500,000	$510,000	—	—	—	—
Borrowings — Payments include principal and interest for both short-term and long-term debt, including $3.6 million relating to a bank loan, notes plus interest totaling $2.1 million payable to the previous owners of SMS, and payments on Industrial Revenue bond obligations of $3.0 million, which were assumed by Sparton at the time of the SMS purchase. See Note 9 to the Consolidated Financial Statements included in Item 8 of this report for further discussion on borrowings. In addition, $15.5 million of debt related to outstanding borrowings under the Company’s revolving line-of-credit is included, all of which is considered short-term. However, due to the fluctuating balance on this type of debt, no interest was imputed on the line-of-credit. On August 14, 2009, both the bank loan and the line-of-credit were paid off utilizing available cash on hand. For further discussion of the new financing arrangement, see Note 15 “Subsequent Events” to the Consolidated Financial Statements included in Item 8 of this report.
Operating leases — See Note 8 to the Consolidated Financial Statements included in Item 8 of this report for further discussion of operating leases.
Environmental liabilities — See Note 10 to the Consolidated Financial Statements included in Item 8 of this report for a description of the accrual for environmental remediation. Of the $5,012,000 total, $535,000 is classified as a current liability and $4,477,000 is classified as a long-term liability, both of which are included on the balance sheet as of June 30, 2009.
Pension liability — See Note 6 to the Consolidated Financial Statements included in Item 8 of this report for additional pension information.
Noncancelable purchase orders — Binding orders the Company has placed with suppliers that are subject to quality and performance requirements.
Standby letters of credit — The Company has standby letters of credit outstanding of approximately $1.0 million at June 30, 2009, principally to support self-insured programs, Industrial Revenue bonds assumed from Astro and other liabilities. Approximately $284,000 is a letter of credit related to the Industrial Revenue bonds discussed in Note 9 to the Consolidated Financial Statements included in Item 8 of this report.
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
Government Contract Cost Estimates
Government production contracts are accounted for based on completed units accepted with respect to revenue recognition and their estimated average cost per unit regarding costs. Losses for the entire amount of the contract are recognized in the period when such losses are determinable. Significant judgment is exercised in determining estimated total contract costs including, but not limited to, cost experience to date, estimated length of time to contract completion, costs for materials, production labor and support services to be expended, and known issues on remaining units to be completed. In addition, estimated total contract costs can be significantly affected by changing test routines and procedures, resulting design modifications and production rework from these changing test routines and procedures, and limited range access for testing these design modifications and rework solutions. Estimated costs developed in the early stages of contracts can change, sometimes significantly, as the contracts progress, and events and activities take place. Changes in estimates can also occur when new designs are initially placed into production. The Company formally reviews its costs incurred-to-date and estimated costs to complete on all significant contracts at least quarterly and revised estimated total contract costs are reflected in the financial statements. Advance billings in excess of inventoried costs are included in current liabilities. Depending upon the circumstances, it is possible that the Company’s financial position, results of operations and cash flows could be materially affected by changes in estimated costs to complete on one or more significant government contracts.
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
The Company regularly reviews raw material inventories by customer for both excess and obsolete quantities, with adjustments made accordingly. As of June 30, 2009 and 2008, the valuation allowances totaled $2,763,000 and $3,182,000, respectively. Wherever possible, the Company attempts to recover its full cost of excess and obsolete inventories from customers or, in some cases, through other markets. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income and a valuation allowance is established for the difference between the carrying cost and the estimated realizable amount. Conversely, should the disposition of adjusted excess and obsolete inventories result in recoveries in excess of these reduced carrying values, the remaining portion of the valuation allowances are reversed and taken into income when such determinations are made. It is possible that the Company’s financial position, results of operations and cash flows could be materially affected by changes to inventory valuation allowances for commercial customer excess and obsolete inventories.
Allowance for Probable Losses on Receivables
The accounts receivable balance is recorded net of allowances for amounts not expected to be collected from customers. The allowance is estimated based on historical experience of write-offs, the level of past due amounts, information known about specific customers with respect to their ability to make payments, and future expectations of conditions that might impact the collectibility of accounts. Accounts receivable are generally due under normal trade terms for the industry. Credit is granted, and credit evaluations are periodically performed, based on a customer’s financial condition and other factors. Although the Company does not generally require collateral, cash in advance or letters of credit may be required from customers in certain circumstances, including some foreign customers. When management determines that it is probable that an account will not be collected, it is charged against the allowance for probable losses. The Company reviews the adequacy of its allowance monthly. The allowance for doubtful accounts considered necessary was $534,000 and $258,000 at June 30, 2009 and 2008, respectively.

If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Given the Company’s significant balance of government receivables and letters of credit from foreign customers, collection risk is considered minimal. Historically, uncollectible accounts have generally been insignificant, have generally not exceeded management’s expectations, and the allowance is deemed adequate.
Pension Obligations
The Company calculates the cost of providing pension benefits under the provisions of applicable accounting standards. The key assumptions required within the provisions of SFAS No. 87 are used in making these calculations. The most significant of these assumptions are the discount rate used to value the future obligations and the expected return on pension plan assets. The discount rate is consistent with market interest rates on high-quality, fixed income investments. The expected return on assets is based on long-term returns and assets held by the plan, which is influenced by historical averages. If actual interest rates and returns on plan assets materially differ from the assumptions, future adjustments to the financial statements would be required. While changes in these assumptions can have a significant effect on the pension benefit obligation and the unrecognized gain or loss accounts disclosed in the Notes to the Consolidated Financial Statements, the effect of changes in these assumptions is not expected to have the same relative effect on net periodic pension expense in the near term. While these assumptions may change in the future based on changes in long-term interest rates and market conditions, there are no known expected changes in these assumptions as of June 30, 2009. As indicated above, to the extent the assumptions differ from actual results, there would be a future impact on the financial statements. The extent to which this will result in future expense is not determinable at this time as it will depend upon a number of variables, including trends in interest rates and the actual return on plan assets. During the quarter ended June 30, 2009, the annual actuarial valuation of the pension plan was completed. Based on this valuation, net periodic pension expense prior to curtailment and settlement expenses for fiscal 2009 was calculated to be $985,000 compared to $639,000 for fiscal 2008.
On February 12, 2009, the Company announced that it would freeze participation and the accrual of benefits in the Sparton Corporation Pension Plan, effective April 1, 2009. As a result of this freeze, actuarial calculations for fiscal 2009 were updated with an effective date of February 28, 2009. Based on this actuarial calculation, a $333,000 curtailment charge was recognized during fiscal 2009, related to the acceleration of all remaining prior service costs previously being amortized over future periods as a result of plant closures and reductions in force. In addition, lump-sum benefit distributions during fiscal 2009 exceeded plan service and interest costs, resulting in a lump-sum settlement charge of $1,133,000, which was recognized during the year ended June 30, 2009. These settlement charges resulted from several business and economic factors that have affected the measurement of the plan’s projected benefit obligation in recent years, including the recent management actions described above, changes in the plan’s benefit formula, the timing of participants’ retirement, changes in assumed interest rates, variation in investment returns, and the amounts of lump-sum distributions paid. The components of net periodic pension expense are detailed in Note 6 to the Consolidated Financial Statements included in Item 8 of this report.
On June 30, 2007, the Company adopted the balance sheet recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and on June 30, 2009 adopted the measurement date provisions. This statement required Sparton to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligation) of its plan in the June 30, 2007 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income (loss), net of tax. The adjustment to accumulated other comprehensive income (loss) at adoption represents the balance of the net unrecognized actuarial losses and unrecognized prior service costs, at that date, all of which were previously netted against the plan’s funded status in Sparton’s balance sheet. Upon adoption, Sparton recorded an after-tax, unrecognized loss in the amount of $1,989,000, which represents an increase directly to accumulated other comprehensive loss as of June 30, 2007. These amounts will be subsequently recognized as net periodic plan expenses pursuant to Sparton’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods, and that are not recognized as net periodic plan expenses in the same periods, will be recognized as a component of other comprehensive income (loss). The adoption of the balance sheet recognition provisions of SFAS No. 158 had no effect on Sparton’s consolidated statement of operations for the year ended June 30, 2007, or for any prior period presented, and it will not affect Sparton’s operating results in future periods. The adoption of the measurement date provisions in fiscal 2009 resulted in transitional charges directly to the opening balances of retained earnings and accumulated other comprehensive loss of $253,000 and $143,000, net of tax respectively, as further discussed in Notes 2 and 6 to the Consolidated Financial Statements.
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
Valuation of Property, Plant and Equipment
The Company records an impairment charge on our investment in property, plant and equipment that we hold and use in our operations if and when management determines that the related carrying values may not be recoverable. If one or more impairment indicators are deemed to exist, Sparton will measure any impairment of these assets based on current independent appraisals or a projected discounted cash flow analysis using a discount rate determined by management to be commensurate with the risk inherent in our business model. Our estimates of cash flows require significant judgment based on our historical and anticipated operating results and are subject to many factors.
The most recent such impairment analysis, which was performed during the fourth quarter of fiscal 2009, resulted in $2,112,000 of impairment charges and was related to three facilities, all of which are now closed. The impairment was primarily related to the Jackson, Michigan facility closure, whose valuation resulted in $1,253,000 of the charges.
Goodwill and Customer Relationships
The Company annually reviews goodwill associated with its investments in Cybernet and SMS for possible impairment. This analysis may be performed more often should events or changes in circumstances indicate their carrying value may not be recoverable. The SMS impairment analysis is a two step process. In the first step, the Company compares the fair value of SMS to its carrying value. If the fair value of SMS exceeds the carrying value of the net assets assigned to the unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to SMS exceeds the fair value of SMS, then management will perform the second step of the impairment test in order to determine the implied fair value of the goodwill of SMS. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference. Additionally, the Company performs impairment testing of an amortized intangible whenever indicators are present that an impairment of the asset may exist. If an impairment of the asset is determined to exist, the impairment is recognized and the asset is written down to its fair value, which value then becomes the new amortizable base. Subsequent reversal of a previously recognized impairment is prohibited.
Determining the fair value of any reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates, operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and, if appropriate, determination of appropriate market comparables. The Company bases its fair value estimates on assumptions believed to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, the Company makes certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of the Company’s reporting units. The most recent annual goodwill impairment analysis related to the Company’s Cybernet and SMS investments was performed during the fourth quarter of fiscal 2009. That impairment analysis did not result in an impairment charge. The next such impairment reviews are expected to be performed in the fourth quarter of fiscal 2010.
Deferred Costs and Claims for Reimbursement
In the normal course of business, the Company from time to time incurs costs and/or seeks related reimbursements or recovery claims from third parties. Such amounts, when recovery is considered probable, are generally reported as other non current assets. Nevertheless, uncertainty is usually present in making these assessments and if the Company is not ultimately successful in recovering these recorded amounts, there could be a material impact on operating results in any one fiscal period. During fiscal 2009 and 2008, the Company recognized losses of $0.2 million and $2.4 million, respectively in connection with adjusting certain recorded claims to their estimated net realized values. See Note 10 to the Consolidated Financial Statements for more information.

Income Taxes
Our estimates of deferred income taxes and the significant items giving rise to the deferred income tax assets and liabilities are disclosed in Note 7 to the Consolidated Financial Statements included in Item 8. These estimates reflect our assessment of actual future taxes to be paid or received on items reflected in the financial statements, giving consideration to both timing and probability of realization. The recorded net deferred income tax assets were reduced during fiscal 2008 by a significant valuation allowance. During fiscal 2009, the Company increased the existing valuation allowance, net of the change in certain deferred tax liabilities, to cover the remaining deferred tax assets. Additionally, as of June 30, 2009 there was approximately $1.9 million of Canadian net deferred tax assets; however, as Canada’s operations ceased during fiscal 2009, the Company also fully offset Canada’s gross deferred tax asset at June 30, 2009 by a valuation allowance.
Restructuring Accrual
During the last six months of fiscal 2009, the Company has recorded restructuring accruals, principally as a result of contract termination costs, work-force reductions, plant and other facility closings, and related equipment transfers and associated activities, and expects going forward to recognize additional provisions as a result of these initiatives. Generally costs associated with restructuring activities are recognized only when they are incurred rather than at the date of a commitment to an exit or disposal plan. However, in the case of leases, the expense is estimated and accrued when the property ceases to be used or is vacated. Given the significance of, and the timing of the execution of such restructuring activities, this process can involve periodic reassessments of estimates made at the time the original decisions were made. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to periodically record additional provisions or reverse a portion of such provisions.
OTHER MATTERS
Change of Executive Officers
In April 2009, the Company entered into an employment agreement with Mr. Slome, its newly appointed Senior Vice President and Chief Financial Officer. The agreement generally provides for a fixed annual base compensation amount, an annual performance bonus based on goal attainments, incentive plan, other customary benefits, and termination without cause considerations. There is no set term for this agreement.
In January 2009, the Company entered into an employment agreement with Mr. Madlock, its newly appointed Senior Vice President of Operations. The agreement generally provides for a fixed annual base compensation amount, annual performance bonus based on goal attainments, incentive plan, other customary benefits, and termination without cause considerations. There is no set term for this agreement.
In November 2008, concurrent with the appointment of Mr. Wood, the Company’s new Chief Executive Officer, and the continued retention of Mr. Richard Langley, its then President (formerly the interim CEO), Sparton entered into employment agreements with each of the two executives. Mr. Langley’s employment under his employment agreement has terminated and he entered into a Retirement Agreement with the Company in April 2009. Pursuant to the Retirement Agreement, Mr. Langley no longer acts as the President, but he will continue to receive his annual salary, less payroll taxes required to be withheld by law, through the term of his Retirement Agreement which expires on July 1, 2010, and he will provide consulting services to the Company. Mr. Wood’s employment agreement generally provides for a fixed annual base compensation amount, an annual performance bonus based on goal attainments, a portion of which is guaranteed in fiscal 2009 and 2010, incentive plans, other customary benefits, and termination without cause considerations. The initial term of his agreement is 3 years.
Litigation
One of Sparton’s facilities, located in Albuquerque, New Mexico, has been the subject of ongoing investigations conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). The investigation began in the early 1980’s and involved a review of onsite and offsite environmental impacts.
At June 30, 2009, Sparton has accrued $5,012,000 as its estimate of the future undiscounted minimum financial liability with respect to this matter. The Company’s cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred, and is anticipated to cover approximately the next 21 years. The Company’s estimate includes equipment and operating costs for onsite and offsite operations and is based on existing methodology. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally, a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. It is possible that cash flows and results of operations could be affected significantly by the impact of the ultimate resolution of this contingency.
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
In August 2005, Sparton Electronics Florida, Inc. filed an action in the U.S. District Court, Middle District of Florida against Electropac Co. Inc. and a related party (the raw board manufacturer) to recover these costs. A trial was conducted in August 2008 and the trial court made a partial ruling in favor of Sparton; however, the court awarded an amount less than the previously deferred $2.8 million. Following this ruling, a provision for a loss of $0.8 million was established in the fourth quarter of fiscal 2008. Court ordered mediation was conducted following the court’s ruling and a settlement was reached in September 2008 for payment to the company of $2.0 million plus interest. The settlement is secured by a mortgage on real property and a consent judgment. In December 2008, a recovery of $0.6 million against the $2.0 million was received with the remaining balance due in September 2009. In the fourth quarter of fiscal 2009, the Company established a reserve of $0.2 million against the remaining settlement balance. As of June 30, 2009, $1.2 million remains in other current assets in the Company’s balance sheet, compared to the $2.0 million reported in other non current assets as of June 30, 2008. The $1.2 million balance is expected to be received in fiscal 2010. Settlement proceeds were previously assigned to National City Bank to pay down bank term debt (as further described in Note 9 to the Consolidated Financial Statements) and are now part of the general collateral underlying Sparton’s credit facility. If the defendants are unable to pay the final judgment, our before-tax operating results at that time could be adversely affected by up to $1.2 million.
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
The Company has financial instruments that are subject to interest rate risk. Historically, the Company has not experienced material gains or losses due to such interest rate changes. Based on the fact that interest rates periodically adjust to market values for the line-of-credit, interest rate risk is not considered to be significant. For a further discussion on Sparton’s debt, see Note 9 to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of Sparton Corporation
Schaumburg, Illinois
We have audited the accompanying consolidated balance sheets of Sparton Corporation and subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations, shareowners’ equity and cash flows for each of the three years in the period ended June 30, 2009. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sparton Corporation and subsidiaries as of June 30, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Notes 1 and 6 to the consolidated financial statements, the Company changed its method of accounting for its defined benefit pension plan as of June 30, 2007 and its measurement date as of June 30, 2009, in accordance with Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.
By: /s/ BDO Seidman, LLP
Grand Rapids, Michigan
September 15, 2009

SPARTON CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$36,261,084	$2,928,433
Accounts receivable:
Trade, less allowance of $534,000 ($258,000 in 2008)	21,581,035	25,696,658
U.S. and foreign governments	16,581,450	4,522,412
Inventories and costs of contracts in progress (Note 4)	38,435,094	63,443,221
Deferred income taxes (Note 7)	35,440	251,545
Prepaid expenses and other current assets	1,991,667	844,130
Assets held for sale	5,128,511	—

Total current assets	120,014,281	97,686,399

Property, plant and equipment: (Note 1)
Land and land improvements	1,313,927	3,014,636
Buildings and building equipment	17,908,211	23,551,836
Machinery and equipment	19,301,608	20,575,603
Construction in progress	147,440	577,333

	38,671,186	47,719,408
Less accumulated depreciation	(28,837,868)	(30,440,695)

Net property, plant and equipment	9,833,318	17,278,713
Deferred income taxes — non current (Note 7)	—	1,044,987
Goodwill (Notes 13)	17,693,424	16,664,804
Other intangibles, net (Notes 13)	5,270,147	5,762,397
Other assets (Notes 3 and 10)	2,190,348	4,289,092

Total assets	$155,001,518	$142,726,392

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term bank borrowings (Note 9)	$15,500,000	$13,500,000
Current portion of long-term debt (Note 9)	4,141,994	4,029,757
Accounts payable	26,418,025	23,503,857
Salaries and wages accrual	5,022,731	5,642,302
Accrued health benefits	1,578,263	1,479,729
Current portion of pension liability (Note 6)	1,097,252	—
Restructuring accrual (Note 14)	2,365,379	—
Advance billings on customer contract	25,102,363	—
Other accrued liabilities	5,890,856	7,949,470

Total current liabilities	87,116,863	56,105,115
Deferred income taxes — non current (Note 7)	1,135,002	—
Pension liability — non current portion (Note 6)	4,060,503	2,564,438
Long-term debt — non current portion (Note 9)	3,316,503	8,058,497
Environmental remediation — non current portion (Note 10)	4,477,246	5,138,588

Total liabilities	100,106,117	71,866,638
Commitments and contingencies (Note 10)
Shareowners’ equity (Note 5):
Preferred stock, no par value; 200,000 shares authorized, none outstanding	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 9,951,507 shares outstanding at June 30, 2009 and 9,811,507 at June 30, 2008	12,439,384	12,264,384
Capital in excess of par value	19,670,296	19,650,481
Retained earnings	27,586,392	43,592,351
Accumulated other comprehensive loss (Note 2)	(4,800,671)	(4,647,462)

Total shareowners’ equity	54,895,401	70,859,754

Total liabilities and shareowners’ equity	$155,001,518	$142,726,392

See accompanying notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

	Year ended June 30,
	2009	2008	2007

Net sales	$221,870,617	$229,805,983	$200,085,852
Costs of goods sold	206,165,541	217,873,310	194,144,728

Gross profit	15,705,076	11,932,673	5,941,124

Selling and administrative expenses	19,089,252	19,106,034	17,948,286
Amortization of intangibles (Note 13)	492,250	481,250	482,361
Restructuring/impairment charges (Note 14)	7,007,769	181,239	—
EPA related environmental remediation (income) expense — net (Note 10)	18,007	1,789	(204,742)
Net gain on sale of property, plant and equipment	(9,880)	(977,685)	(88,773)

	26,597,398	18,792,627	18,137,132

Operating loss	(10,892,322)	(6,859,954)	(12,196,008)

Other income (expense):
Interest expense	(1,568,554)	(1,205,062)	(1,050,101)
Interest and investment income	28,123	128,354	200,734
Equity income (loss) in investment (Note 3)	(59,000)	(273,003)	425,000
Canadian translation gain (loss)	(1,482,814)	265,460	232,512
Other — net	8,111	6,913	12,236

	(3,074,134)	(1,077,338)	(179,619)

Loss before income taxes	(13,966,456)	(7,937,292)	(12,375,627)
Provision (credit) for income taxes (Note 7)	1,787,000	5,201,000	(4,607,000)

Net loss	$(15,753,456)	$(13,138,292)	$(7,768,627)

Loss per share — basic and diluted	$(1.61)	$(1.34)	$(0.79)

See accompanying notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year ended June 30,
	2009	2008	2007

Cash Flows From Operating Activities:
Net loss	$(15,753,456)	$(13,138,292)	$(7,768,627)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	1,885,715	2,203,357	2,587,779
Deferred income tax provision (benefit)	1,883,000	5,117,000	(3,992,000)
Loss on sale of investment securities	—	—	244,562
Equity (income) loss in investment	59,000	273,003	(425,000)
Pension expense	2,450,926	638,759	1,419,104
Share-based compensation expense	194,815	176,384	228,101
Non-cash restructuring charges	2,112,000	—	—
Asset impairments	170,000	—	—
(Gain) loss on sale of property, plant and equipment (Note 14)	(9,880)	(933,022)	109,902
Gain from sale of non-operating land	—	(44,663)	(198,675)
Other, primarily changes in customer and vendor claims	—	—	233,358
Other, deferred assets (Note 10)	800,000	2,443,396	—
Changes in operating assets and liabilities:
Accounts receivable	(7,943,415)	(5,652,966)	542,338
Income taxes recoverable	—	485,074	(485,074)
Inventories, prepaid expenses and other current assets	24,926,744	(9,961,722)	(6,700,243)
Advance billings on customer contracts	25,102,363	—	—
Accounts payable and accrued liabilities	2,316,627	9,503,478	279,982

Net cash provided by (used in) operating activities	38,194,439	(8,890,214)	(13,924,493)

Cash Flows From Investing Activities:
Additional goodwill from SMS acquisition	(1,056,920)	(595,477)	(38,528)
Proceeds from sale of investment securities	—	—	15,619,084
Proceeds from maturity of investment securities	—	—	465,645
Purchases of property, plant and equipment	(1,226,479)	(1,279,008)	(2,487,326)
Proceeds from sale of property, plant and equipment	47,778	1,077,018	134,975
Proceeds from sale of non-operating land	—	49,000	811,175
Other, principally change in non current other assets	3,590	6,979	(179,815)

Net cash (used in) provided by investing activities	(2,232,031)	(741,488)	14,325,210

Cash Flows From Financing Activities:
Net short-term bank borrowings	2,000,000	12,500,000	1,000,000
Repayment of long-term debt	(4,629,757)	(3,922,350)	(3,815,845)
Proceeds from the exercise of stock options	—	—	1,420,072
Repurchases of common stock	—	—	(2,523,920)
Stock dividend — cash paid in lieu of fractional shares	—	—	(1,977)

Net cash (used in) provided by financing activities	(2,629,757)	8,577,650	(3,921,670)

Increase (decrease) in cash and cash equivalents	33,332,651	(1,054,052)	(3,520,953)
Cash and cash equivalents at beginning of year	2,928,433	3,982,485	7,503,438

Cash and cash equivalents at end of year	$36,261,084	$2,928,433	$3,982,485

See accompanying notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareowners’ Equity

			Capital
	Common Stock		in excess	Retained	Accumulated other
	Shares	Amount	of par value	earnings	comprehensive loss	Total

Balance at July 1, 2006	9,392,305	$11,740,381	$15,191,990	$70,183,104	$(265,097)	$96,850,378

Stock dividend (5% declared October 25, 2006)	466,365	582,956	3,404,465	(3,989,398)		(1,977)
Stock options exercised, net of common stock surrendered to facilitate exercise	245,581	306,977	1,113,095			1,420,072
Repurchases of common stock as part of 2005 share repurchase program	(292,744)	(365,930)	(463,554)	(1,694,436)		(2,523,920)
Share-based compensation			228,101			228,101

Comprehensive income (loss), net of tax:
Net loss				(7,768,627)		(7,768,627)
Reclassification adjustment for net loss realized and reported in net loss					284,097	284,097
Net unrealized loss on equity investment					(19,000)	(19,000)

Comprehensive loss						(7,503,530)

Adjustment to initially apply SFAS No. 158, net of tax					(1,989,453)	(1,989,453)

Balance at June 30, 2007	9,811,507	12,264,384	19,474,097	56,730,643	(1,989,453)	86,479,671

Share-based compensation			176,384			176,384

Comprehensive income (loss), net of tax:
Net loss				(13,138,292)		(13,138,292)
Change in unrecognized pension costs					(2,658,009)	(2,658,009)

Comprehensive loss						(15,796,301)

Balance at June 30, 2008	9,811,507	12,264,384	19,650,481	43,592,351	(4,647,462)	70,859,754

Effect of changing the pension plan measurement date in applying SFAS No. 158, net of tax (Note 6)				(252,503)	(143,217)	(395,720)

Share-based compensation			194,815			194,815
Restricted stock grant issued	140,000	175,000	(175,000)			—

Comprehensive income (loss), net of tax:
Net loss				(15,753,456)		(15,753,456)
Change in unrecognized pension costs					(9,992)	(9,992)

Comprehensive loss						(15,763,448)

Balance at June 30, 2009	9,951,507	$12,439,384	$19,670,296	$27,586,392	$(4,800,671)	$54,895,401

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
In preparing these financial statements, we have evaluated, for potential recognition or disclosure, events or transactions subsequent to the most recent balance sheet date through September 15, 2009, the issuance date of these financial statements.
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
Revenue recognition — The Company’s net sales are comprised primarily of product sales, with supplementary revenues earned from engineering and design services. Standard contract terms are FOB shipping point. Revenue from product sales is generally recognized upon shipment of the goods; service revenue is recognized as the service is performed or under the percentage of completion method, depending on the nature of the arrangement. Costs and fees billed under cost-reimbursement-type contracts are recorded as sales. Long-term contracts relate principally to government defense contracts. These government defense contracts are accounted for based on completed units accepted and their estimated average contract cost per unit. At June 30, 2009, current liabilities include billings in excess of costs of $25.1 million on government contracts. Sales related to these billings are recognized based upon completed units accepted and are not recognized at the time of billings. A provision for the entire amount of a loss on a contract is charged to operations as soon as the loss is identified and the amount is reasonably determinable. Shipping and handling costs are included in costs of goods sold.
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

Fair value of financial instruments — The fair value of cash and cash equivalents, trade accounts receivable, short-term bank borrowings, and accounts payable approximate their carrying value. Cash and cash equivalents consist of demand deposits and other highly liquid investments with an original term when purchased of three months or less. With respect to the Company’s long-term debt instruments at June 30, 2009, consisting of industrial revenue bonds, notes payable and bank debt, management believes the aggregate fair value of these financial instruments reasonably approximates their carrying value at that date.
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
Market risk exposure — The Company manufactures its products in the United States and Vietnam, and ceased manufacturing in Canada during the fourth quarter of fiscal 2009. Sales of the Company’s products are in the U.S. and Canada, as well as other foreign markets. The Company is subject to foreign currency exchange rate transaction risk relating to intercompany activity and balances, receipts from customers, and payments to suppliers in foreign currencies. Also, adjustments related to the translation of the Company’s Canadian and Vietnamese financial statements into U.S. dollars are included in current earnings. As a result, the Company’s financial results are affected by factors such as changes in foreign currency exchange rates or economic conditions in the domestic and foreign markets in which the Company operates. However, minimal third party receivables and payables are denominated in foreign currency and the related market risk exposure is considered to be immaterial. Historically, foreign currency gains and losses related to intercompany activity and balances have not been significant. However, due to the greater volatility of the Canadian dollar, the impact of transaction and translation gains and losses significantly increased in fiscal 2009. If the exchange rate were to materially change, the Company’s financial position and results of operations could be significantly affected.
The Company has financial instruments that are subject to interest rate risk, as more fully discussed in Note 9, which would adversely impact results of operations should the interest rate significantly increase.
Inventories — Customer orders are based upon forecasted quantities of product, manufactured for shipment over defined periods. Raw material inventories are purchased to fulfill these customer requirements. Within these arrangements, customer demand for products frequently changes, sometimes creating excess and obsolete inventories. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income and a valuation allowance is established for the difference between the carrying cost and the estimated realizable amount. Conversely, should the disposition of adjusted excess and obsolete inventories result in recoveries in excess of these reduced carrying values, the remaining portion of the valuation allowances is reversed and taken into income when such determinations are made. It is possible that the Company’s financial position and results of operations could be materially affected by changes to inventory valuation allowances for excess and obsolete inventories. These valuation allowances totaled $2,763,000 and $3,182,000 at June 30, 2009 and 2008, respectively.
Inventories are valued at the lower of cost (first-in, first-out basis) or market and include costs related to long-term contracts as disclosed in Note 4. Inventories, other than contract costs, are principally raw materials and supplies. The following are the approximate major classifications of inventory, net of progress billings and related valuation allowances, at June 30:

	2009	2008

Raw materials	$29,593,000	$48,237,000
Work in process and finished goods	8,842,000	15,206,000

	$38,435,000	$63,443,000

Work in process and finished goods inventories include $1.8 million and $1.6 million, of completed, but not yet accepted, sonobuoys at June 30, 2009 and 2008, respectively. Inventories were reduced by interim billings to the U.S. government for costs incurred related to long-term contracts, thereby establishing inventory to which the U.S. government then has title, of approximately $5.8 million and $0.8 million, respectively, at June 30, 2009 and 2008. At June 30, 2009, current liabilities includes billings in excess of costs of $25.1 million on government contracts. There were no billings in excess of costs at June 30, 2008. As these billings are in excess of cost, there is no inventory to which the government would claim title and, therefore, no offset to inventory has been made.

Property, plant, equipment and depreciation — Property, plant and equipment are stated at cost less accumulated depreciation. Major improvements and upgrades are capitalized while ordinary repair and maintenance costs are expensed as incurred. Depreciation is provided over estimated useful lives on accelerated methods, except for certain buildings, machinery and equipment with aggregate historical cost at June 30, 2009, of approximately $17,389,000 ($8,044,000 net book value), which are being depreciated on the straight-line method. Estimated useful lives generally range from 5 to 50 years for buildings and improvements, 3 to 16 years for machinery and equipment and 3 to 5 years for test equipment. For income tax purposes, accelerated depreciation methods with minimum lives are utilized.
Long-lived assets — The Company reviews long-lived assets that are not held for sale for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is determined by comparing the carrying value of the assets to their estimated future undiscounted cash flows. If it is determined that an impairment of a long-lived asset has occurred, a current charge to income is recognized. The most recent impairment analysis preformed in the fourth quarter of fiscal 2009 resulted in an impairment charge of $2,112,000, primarily related to the closure of the Jackson, Michigan facility. The Company also has goodwill and other intangibles which are considered long-lived assets. Approximately $23.0 million and $22.4 million in net carrying value of goodwill and other intangibles reflected on the Company’s balance sheet as of June 30, 2009 and 2008, respectively, is associated with the acquisition of SMS. For a more complete discussion of goodwill and other intangibles, see Note 13.
Other assets — At June 30, 2009, the Company’s Albuquerque and Coors Road properties were classified as held for sale and carried in other current assets in the Company’s balance sheet. For a further discussion of these facilities, see Note 14. In addition, included in other current assets as of June 30, 2009 and non current assets as of June 30, 2008, was $1.2 million and $2.0 million, respectively, of defective inventory materials and related validation costs for which the Company is seeking reimbursement from other parties, which is described in Note 10.
Deferred income taxes — Deferred income taxes are based on enacted income tax rates in effect on the dates temporary differences between the financial reporting and tax bases of assets and liabilities are expected to reverse and tax credit carryforwards are utilized. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the enactment date. A valuation allowance of approximately $10 million was established at June 30, 2008 against the Company’s net deferred income tax asset. During fiscal 2009 the valuation allowance was increased for additional deferred tax assets resulting from current period losses as well as an offset to the remaining net asset. The result after the valuation allowance is a net deferred tax liability associated with the amortization of goodwill. The Company will monitor its tax position and adjust the valuation allowance as appropriate. In the event a loss is incurred in a given quarter, the increase to the deferred tax asset will be offset by an adjustment to the valuation allowance. If future levels of taxable income in the United States are not consistent with our expectations, we may need to increase, or decrease, the valuation allowance. For further discussion on income taxes see Note 7.
Supplemental cash flows information — Supplemental cash and noncash activities for the fiscal years 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Net cash paid (received) during the year for:
Income taxes	$243,000	$(797,000)	$(214,000)

Interest (including $2,000, $11,000 and $60,000 of capitalized interest in fiscal 2009, 2008 and 2007)	$1,496,000	$1,119,000	$1,105,000

Noncash investing and financing transactions:
Goodwill recorded as additional business acquisition cost	$1,029,000	$1,057,000	$596,000

During the years ended June 30, 2009, 2008 and 2007, the Company recorded accounts payable and additional goodwill as noted above in recognition of the amounts determined to be earned by the sellers of SMS as contingent purchase consideration, as described in Notes 9 and 13. The amounts were paid in the following year.
Earnings (loss) per share — Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding, excluding nonvested restricted shares. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding plus common share equivalents calculated for stock options and restricted common stock outstanding using the treasury stock method.
Due to the Company’s reported net losses for the fiscal years ended 2009, 2008 and 2007, all share-based awards outstanding, totalling 184,127, 223,385 and 300,303 stock options, respectively, and 93,334 shares of unvested restricted stock at June 30, 2009, were excluded from the computation of diluted earnings per share for those periods, as their inclusion would have been anti-dilutive.

Basic and diluted earnings (loss) per share were computed based on the following shares outstanding during each of the years ended June 30:

	2009	2008	2007

Weighted average shares outstanding	9,811,635	9,811,507	9,817,972
Effect of dilutive share-based awards	—	—	—

Weighted average diluted shares outstanding	9,811,635	9,811,507	9,817,972

Basic and diluted earnings (loss) per share	$(1.61)	$(1.34)	$(0.79)

On October 25, 2006, Sparton’s Board of Directors approved a 5% common stock dividend. Eligible shareowners of record on December 27, 2006, received the stock dividend on January 19, 2007. To record the stock dividend, an amount equal to the fair market value of the common stock issued was transferred from retained earnings ($3,989,000) to common stock ($583,000) and capital in excess of par value ($3,404,000), with the balance ($2,000) paid in cash in lieu of fractional shares of stock. All average outstanding shares and per share information were restated in prior years to reflect the impact of stock dividends.
Research and development expenditures — During fiscal 2009 and 2008, there were no expenditures for research and development (R&D) not funded by customers. R&D not funded by customers amounted to approximately $303,000 in fiscal 2007. These expenses are included in selling and administrative expenses. Customer funded R&D costs are generally not considered material, are usually part of a larger production agreement, and as such are included in both sales and costs of goods sold.
Foreign currency translation and transactions — For purposes of translating the financial statements of the Company’s Canadian and Vietnamese operations, the U.S. dollar is considered the functional currency. Related translation adjustments, along with gains and losses from foreign currency transactions, are included in current earnings and, in the aggregate, amounted to (loss) income of $(1,355,000), $64,000, and $266,000 for the years ended June 30, 2009, 2008 and 2007, respectively.
Common stock repurchases — The Company records common stock repurchases at cost. The excess of cost over par value is first allocated to capital in excess of par value based on the per share amount of capital in excess of par value for all outstanding shares, with the remainder charged to retained earnings. Effective September 14, 2005, the Board of Directors authorized a publicly-announced common share repurchase program for the repurchase, at the discretion of management, of up to $4 million of shares of the Company’s outstanding common stock in open market transactions. For fiscal years ended June 30, 2007 and 2006, 292,744 shares and 39,037 shares were repurchased for cash of approximately $2,524,000 and $363,000, respectively. As of the program’s September 14, 2007 expiration date, repurchased shares totaled 331,781, at a cumulative cost of approximately $2,887,000. The weighted average share prices for each individual month’s activity ranged from $8.43 to $8.75 per share and from $8.38 to $10.18 per share, respectively, for those fiscal years. Included in the fiscal 2007 activity was the repurchase of 199,356 shares for cash of approximately $1,703,000 concurrent with the coordinated exercise in the second quarter of common stock options held by Sparton officers, employees, and directors. Repurchased shares are retired. No shares were repurchased during fiscal 2009 or 2008.
New accounting standards — In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. On July 1, 2009, the FASB completed the FASB Accounting Standards Codification, (the “FASB Codification”), as the single source of authoritative U.S. generally accepted accounting principles (GAAP), superseding all then-existing authoritative accounting and reporting standards, except for rules and interpretive releases for the SEC under authority of federal securities laws, which are sources of authoritative GAAP for Securities and Exchange Commission registrants. The FASB Codification reorganizes the authoritative literature comprising U.S. GAAP into a topical format that eliminates the current GAAP hierarchy. The FASB Codification is effective for interim and annual financial statement periods ending after September 15, 2009, which means that we will begin to use the FASB Codification in the first interim quarter of fiscal 2010. The FASB Codification is not intended to change U.S. GAAP and will have no impact on our consolidated financial position, results of operations or cash flows. However, since it completely supersedes existing standards, it will affect the way we reference authoritative accounting pronouncements in our future financial statements and other disclosure documents.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events, to incorporate the accounting and disclosure requirements for subsequent events into U.S. GAAP. Prior to the issuance of the statement, these requirements were included in the auditing standards in AICPA AU section 560, Subsequent Events. SFAS No. 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date but before the financial statements are issued or are available to be issued. According to Statement 165, financial statements are issued when they are widely distributed to shareholders or other users in a form and format that complies with GAAP. This definition is consistent with that expressed by the SEC in EITF Topic D-86, Issuance of Financial Statements. Financial statements are available to be issued when they are completed in a form and format that comply with GAAP and when all approvals necessary for issuance have been obtained. Subsequent events within the scope of other applicable GAAP are accounted for under those standards, including but not limited to FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, SFAS No. 128, Earnings per Share, and SFAS No. 5, Accounting for

Contingencies. SFAS No. 165 prohibits an entity from recognizing in its financial statements the effects of subsequent events that provide evidence about conditions that did not exist at the balance-sheet date. Although it introduces new terminology, SFAS No. 165 does not change the requirements for recognition and disclosure that currently exist. SFAS No. 165 requires entities to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or were available to be issued. Entities must also disclose the nature and financial statement effect of nonrecognized subsequent events if the omission of such disclosure would cause the financial statements to be misleading. If an entity cannot estimate the financial statement effect of these events, that fact should be disclosed along with the nature of each event. SFAS 165 was first adopted by Sparton in these financial statements and its adoption did not have a significant impact on our consolidated financial statements.
On December 30, 2008, the FASB issued Staff Position FSP 132(R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits, to improve disclosures about plan assets in an employer’s defined benefit pension or other postretirement plans, including the basis for investment allocation decisions, expanded major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for a period, and significant concentrations of risk within plan assets. The provisions of FSP 132(R)-1 are effective for Sparton’s fiscal year ending on June 30, 2010, with early application permitted. Because the “other” or “alternative” investments category as a percentage of the total plan assets of Sparton’s pension plan are not significant, management does not believe that early implementation of these additional disclosures will be a critical element in significantly enhancing users’ ability to evaluate the nature and risks of invested plan assets, significant investment strategies, or the relative reliability of fair value measurements.
In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities as defined in Emerging Issues Task Force (EITF) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (FASB No. 128), and should be included in the computation of earnings per share pursuant to the two-class method as described in FASB No. 128, “Earnings per Share”. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, which for Sparton would be effective for the first quarter of fiscal 2010. All prior-period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. Early application is not permitted. We are currently evaluating the impact that the adoption of FSP EITF 03-6-1 may have on our consolidated financial statements.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement provides reporting entities the one-time election (the “fair value option”) to measure financial instruments and certain other items at fair value. For items for which the fair value option has been elected, unrealized gains and losses are to be reported in earnings at each subsequent reporting date. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Both SFAS No. 159 and SFAS No. 157 were effective for financial statements issued by Sparton for the first interim period of fiscal 2009. The adoption of SFAS No. 159 had no significant impact on the Company’s consolidated financial statements. The Company did not elect the fair value option for any of its financial assets and liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) FAS No. 157-2. This FSP delays the effective date of SFAS No. 157 until fiscal 2010 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. Through June 30, 2009, SFAS No. 157 had no effect on the Company’s consolidated results of operations or financial position with respect to its financial assets and liabilities. Effective July 1, 2009, the Company will apply the fair value measurement and disclosure provisions of SFAS No. 157 to its nonfinancial assets and liabilities measured on a nonrecurring basis. Such application is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

The Company measures the fair value of the following on a nonrecurring basis: (1) long-lived assets and other intangibles, which include customer relationship and non-compete agreements, and (2) the reporting unit under step one of the Company’s periodic goodwill impairment test.
In September 2006, the FASB issued SFAS No. 158, Employers’Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement is intended to improve financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of its balance sheet date. Prior accounting standards required an employer to recognize on its balance sheet an asset or liability arising from a defined benefit postretirement plan, which generally differed from the plan’s overfunded or underfunded status. SFAS No. 158 was effective for Sparton’s fiscal year ended June 30, 2007, except for the change in the measurement date which is effective for Sparton this fiscal year ended June 30, 2009 as further discussed in Note 6. An increase in accumulated other comprehensive loss reflecting the amount equal to the difference between the previously recorded pension asset and the current funded status (adjusted for income taxes) as of June 30, 2007, the implementation date, was initially recorded by the Company. The resulting decrease to shareowners’ equity on that date totaled approximately $1,989,000 (net of tax benefit of $1,025,000). See Notes 2 and 6 of this report for further information and the fiscal 2009 and 2008 effects. Effective this fiscal year ended June 30, 2009, Sparton’s measurement date was changed from the previously effective date of March 31 to June 30, which is both the Sparton Corporation Pension Plan year end as well as Sparton’s fiscal year end. The effect of the measurement date change was approximately $253,000, which was a direct charge to retained earnings in the fourth quarter, as described further in Note 6.
2. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes net income (loss) as well as unrealized gains and losses, net of tax, on investment securities owned and investment securities held by an investee accounted for by the equity method, as well as certain changes (that began in fiscal 2008) in the funded status of the Company’s pension plan, which are excluded from operating results. Unrealized investment and actuarial gains and losses and certain changes in the funded status of the pension plan, net of tax, are excluded from net income (loss), but are reflected as a direct charge or credit to shareowners’ equity. Comprehensive income (loss) and the related components, net of tax, are disclosed in the accompanying consolidated statements of shareowners’ equity for each of the years ended June 30, 2009, 2008, and 2007, and are summarized as follows:

	2009	2008	2007

Net loss	$(15,753,000)	$(13,138,000)	$(7,769,000)
Other comprehensive income (loss), net of tax
Investment securities owned	—	—	284,000
Investment securities held by investee accounted for by the equity method	—	—	(19,000)
Pension experience loss	(1,482,000)	(2,817,000)	—
Change in unrecognized pension costs	1,472,000	159,000	—

	(10,000)	(2,658,000)	265,000

Comprehensive loss	$(15,763,000)	$(15,796,000)	$(7,504,000)

The change in unrecognized pension costs during fiscal 2009 and 2008, is net of the effect of allocations of $229,000 and $1,342,000, respectively, related to increases in the deferred tax asset valuation allowance, as described further in Note 7.
At June 30, 2009 and 2008, shareowners’ equity reported on the consolidated balance sheets includes accumulated other comprehensive loss, net of tax, which consists solely of the sum of the unrecognized prior service cost and net unrecognized loss of the Company’s defined benefit pension plan, including a direct increase of $143,000 in fiscal 2009 recognized pursuant to the transitional measurement date provisions of SFAS No. 158 described in Note 6, as follows:

	2009	2008

Net actuarial loss	$4,801,000	$4,265,000
Prior service cost	—	382,000

	$4,801,000	$4,647,000

During fiscal 2009 and 2008, the pension plan sustained an adverse experience loss, principally due to a significant decline in the plan assets’ investment return compared to the amounts previously assumed. In addition, lump-sum distributions made during each year further reduced the fair value of plan assets at the measurement date. At June 30, 2009 and 2008, amounts are net of tax of $91,000 and $360,000, respectively, as a significant portion of the assumed tax benefits have been eliminated as a result of the allocations of deferred income tax valuation allowances established in light of the current uncertainty of the realization of those benefits.

3. INVESTMENT SECURITIES
The Company liquidated its investment securities portfolio during the fiscal year ended June 30, 2007. The Company had no purchases of, proceeds from, or realized and unrealized gains or losses related to investment securities in fiscal 2009 or 2008.
In June 1999, the Company purchased a 14% interest (12% on a fully diluted basis) in Cybernet for $3,000,000, which included a seat on Cybernet’s three member Board of Directors. Cybernet is a developer of hardware, software, next-generation network computing, and robotics products. It is located in Ann Arbor, Michigan. The investment is accounted for under the equity method and is included in other non current assets on the balance sheet. At June 30, 2009 and 2008, the Company’s investment in Cybernet amounted to $1,916,000 and $1,975,000, respectively, representing its equity interest in Cybernet’s net assets plus $770,000 of goodwill. The use of the equity method requires Sparton to record its share of Cybernet’s income or loss in earnings (“Equity income/loss in investment”) in Sparton’s statements of operations with a corresponding increase or decrease in the investment account (“Other non current assets”) in Sparton’s balance sheets. In addition, Sparton’s share of any unrealized gains (losses) on available-for-sale securities held by Cybernet would be carried in accumulated other comprehensive income (loss) within the shareowners’ equity section of Sparton’s balance sheets. There were no unrealized gains or losses at June 30, 2009 or 2008, as Cybernet liquidated these investments during fiscal 2007.
4. LONG-TERM CONTRACTS
Government contracts allow Sparton to submit for reimbursement progress billings, which are against inventory purchased by the Company for the contract, throughout the performance of the job. Inventories include costs of approximately $5,878,000 and $6,378,000 at June 30, 2009 and 2008, respectively, related to long-term contracts, reduced by progress billings of approximately $5,791,000 and $794,000, respectively, submitted to the U.S. government.
5. SHARE-BASED AWARDS
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
The following table presents share-based compensation expense and related components for the fiscal years ended June 30, 2009, 2008, and 2007, respectively:

	2009	2008	2007

Share-based compensation expense:
Stock options	$31,000	$176,000	$228,000
Restricted stock	164,000	—	—

Total share-based compensation expense	$195,000	$176,000	$228,000

Related tax benefit	—	—	$27,000
As of June 30, 2009, unrecognized compensation costs related to nonvested awards amounted to $164,000:

	Unrecognized	Remaining weighted-average
	compensation costs	number of years to expense
Nonvested stock options	$26,000	1.00
Nonvested restricted stock	138,000	1.49

Total nonvested awards	$164,000	1.19

Common Stock Options:
The Company has an incentive stock plan under which 970,161 authorized and unissued common shares, which includes 760,000 original shares adjusted by 210,161 shares for the subsequent declaration of stock dividends, were reserved for option grants to key employees and directors at the fair market value of the Company’s common stock at the date of the grant. Options granted to date have either a five or ten-year term and become vested and exercisable cumulatively beginning one year after the grant date, in four equal annual installments. Options may terminate before their expiration dates if the optionee’s status as an employee is terminated, retired, or upon death.
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
In general, the Company’s policy is to issue new shares upon the exercise of stock options. A summary of option activity under the Company’s stock option plan for each of the years ended June 30, 2009, 2008 and 2007 is presented below. The intrinsic value of a stock option reflects the difference between the market price of the share under option at the measurement date (i.e., date of exercise or date outstanding in the table below) and its exercise price. Stock options are excluded from this calculation if their exercise price is above the stock price of the share under option at the measurement date. The aggregate intrinsic value of options outstanding, which includes options exercisable, at June 30, 2009, was $0, as all options, both outstanding and exercisable, had an exercise price above the market price of the share under option at that date. The exercise price of stock options outstanding at June 30, 2009, ranged from $6.52 to $8.57. All options presented have been adjusted to reflect the impact of all 5% common stock dividends declared. No stock options were granted in fiscal 2009 or 2008.

			Weighted
		Weighted	Average Remaining
	Total Shares	Average	Contractual	Aggregate
	Under Option	Exercise Price	Term (years)	Intrinsic Value
Outstanding at June 30, 2006	542,924	$6.69	3.59	$817,000
Granted	26,250	$8.48
Exercised	(250,156)	$5.73		$645,000
Forfeited or expired	(18,715)	$6.22

Outstanding at June 30, 2007	300,303	$7.82	5.74	$66,000

Granted	—
Exercised	—
Forfeited or expired	(76,918)	$6.66

Outstanding at June 30, 2008	223,385	$8.22	6.65	—

Granted	—
Exercised	—
Forfeited or expired	(39,258)	$8.19	—

Outstanding at June 30, 2009	184,127	$8.23	5.67	—

The weighted average exercise price and the grant date average fair value, calculated using the Black-Scholes model, are reflected in the table below.

	Exercisable options			Nonvested options
	Number	Wtd. Avg.	Grant Date	Number	Wtd. Avg.	Grant Date
Options Outstanding at:	of Shares	Exercise Price	Avg. Fair Value (1)	of Shares	Exercise Price	Avg. Fair Value (1)
June 30, 2007	194,166	$7.43	$4.19	106,137	$8.55	$4.90
June 30, 2008	164,146	$8.11	$4.72	59,239	$8.54	$4.86
June 30, 2009	173,627	$8.21	$4.63	10,500	$8.48	$4.75

Shares remaining
available for grant
As of June 30, 2007	193,688
As of June 30, 2008	270,606
As of June 30, 2009	169,864

Under SFAS No. 123(R), fair value was estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions for the options granted during the years ended June 30:

	2009	2008	2007 (1)
Expected option life	—	—	10 yrs
Expected volatility	—	—	32.2%
Risk-free interest rate	—	—	4.7%
Cash dividend yield	—	—	0.0%
Weighted average grant date fair value	—	—	$4.75

(1)	Black-Scholes assumptions information: Expected life is the time until expiration of the options, which is consistent with the timing of the exercise of options historically experienced by the Company. The expected volatility is based on a 10-year look-back of average stock prices which is consistent with the current exercise life of options awarded. Risk free interest rate is based upon the yield on 10-year treasury notes. Cash dividend yield has been set at zero, as the Company has not historically declared or paid cash dividends on a regularly scheduled basis. Grant date average fair value and weighted average grant date fair value have not been adjusted for stock dividends previously distributed.
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
On November 24, 2008, 120,000 shares of restricted common stock, with a market price on that date of $2.25, were awarded and issued to Sparton’s Chief Executive Officer. The 120,000 shares of restricted stock vest in the following manner: 46,666 vested on June 30, 2009; 46,666 vest on June 30, 2010; and 26,668 vest on June 30, 2011. The issued shares have all rights of ownership, including receipt of dividends, except they may not be sold or transferred until the conclusion of each annual vesting period. The fair value of the award was equal to the quoted value of the Company’s common stock on the grant date.
A summary of the change and status of the Company’s nonvested shares at June 30, 2009 is presented below:

	Number	Wtd. Avg.
	of Shares	Fair Value
Nonvested at July 1, 2008	—	—
Granted and issued	140,000	$2.15
Vested	(46,666)	$2.25
Forfeited	—	—

Nonvested at June 30, 2009	93,334	$2.10

After the issuance of the 140,000 shares of restricted stock, 169,864 shares remain available under the Company’s stock incentive plan for future grant.
6. EMPLOYEE RETIREMENT BENEFIT PLANS
Defined Pension Benefit Plan
Prior to March 31, 2000, the Company maintained a contributory defined benefit pension plan covering certain salaried and hourly U.S. employees. Pension benefits were based on years of credited service. Additional benefits were available to contributory participants based upon their years of contributory service and compensation.
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
On February 12, 2009, the Company announced that it would freeze participation and the accrual of benefits in the Sparton Corporation Pension Plan, effective April 1, 2009, at which time all participants became fully vested. As a result of this freeze, actuarial calculations for fiscal 2009 were updated with an effective date of February 28, 2009. Based on this actuarial calculation, a $333,000 curtailment charge was recognized during the year ended June 30, 2009, related to the acceleration of all remaining prior service costs previously being amortized over future periods. In addition, lump-sum benefit distributions during fiscal 2009 exceeded plan service and interest costs, resulting in a lump-sum settlement charge of $1,133,000 also being recognized during the year ended June 30, 2009.
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
Below is a summary of pension plan asset allocations, along with expected long-term rates of return as of June 30, 2009, by asset category. Equity securities include 355,259 shares and 381,259 shares of Sparton common stock valued at $1,030,251 and $1,601,000 at June 30, 2009 and 2008, respectively, which represents 49% and 37% of the total investment in equity securities at those dates.

	Weighted Average Allocation			Weighted Average Expected
	for the year ended June 30			Long-term Rate of Return
	Target	Actual		as of June 30, 2009
Asset Category:	2009	2009	2008
Equity securities	40-70%	42%	50%	9.2%
Fixed income (debt) securities	30-60%	56%	45%	4.2%
Cash and cash equivalents	0-10%	2%	5%	2.9%

		100%	100%

The weighted average assumptions used to determine benefit obligations and net periodic benefit cost for fiscal 2009, 2008 and 2007 were as follows:

	Benefit Obligation			Benefit Cost
	2009	2008	2007	2009	2008	2007
Discount rate (1)	6.40%	6.50%	6.00%	6.75%	6.00%	6.00%
Expected return on plan assets	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
Rate of compensation increase (2)	0.00%	4.00%	4.25%	4.00%	4.25%	4.25%

1)	In fiscal 2009, a discount rate of 6.50% was used through February 28, 2009, the date the plan was frozen; a discount rate of 6.75% was used the remainder of fiscal 2009.

2)	As of June 30, 2009, the rate of compensation increase for calculation of the benefit obligation was 0.0% due the freezing of the plan as of February 28, 2009.
Prior to July 1, 2008, March 31 was used as the measurement date for the defined benefit plan. In accordance with the measurement date requirements of SFAS No. 158, beginning with fiscal 2009, a June 30 measurement date was elected for our defined benefit pension plan using a 15 month net periodic benefit cost based on the March 31, 2008 actuarial valuation (“alternative transition method”). Accordingly, one-fifth of the net periodic benefit cost for such 15-month period, net of tax, has been allocated as a direct adjustment to retained earnings in the amount of $253,000 in accordance with the transition provisions of the standard to reflect the change in measurement dates. In addition, to the extent the net periodic benefit cost included amortization of unrecognized actuarial losses and prior service cost, which were previously recognized as a component of accumulated other comprehensive loss at June 30, 2008, at that date there was also a direct charge to accumulated other comprehensive loss, net of tax, of $143,000.

Net periodic pension expense of $985,000, $639,000, and $497,000 was recognized in fiscal 2009, 2008 and 2007, respectively. During fiscal 2009, a curtailment charge of $333,000 was recognized as a result of the February freezing of benefits under the plan, as previously discussed. During fiscal 2009 and 2007, an additional settlement loss of $1,133,000 and $922,000, respectively, was recognized in connection with lump-sum benefit distributions. Substantially all plan participants elect to receive their retirement benefit payments in the form of lump-sum settlements. Pro rata settlement losses, which can occasionally occur as a result of these lump-sum payments, are recognized only in years when the total of such settlement payments exceed the sum of the service and interest cost components of net periodic pension expense. No settlement expense was recorded in fiscal 2008 as lump-sum payments did not exceed the sum of service and interest costs for the year.
The components of net periodic pension expense for each of these fiscal years were as follows:

	2009	2008	2007

Net periodic pension expense:
Service cost	$350,000	$538,000	$493,000
Interest cost	651,000	607,000	633,000
Expected return on plan assets	(474,000)	(746,000)	(867,000)
Amortization of prior service cost	69,000	102,000	101,000
Amortization of unrecognized net actuarial loss	389,000	138,000	137,000

Net periodic pension expense	985,000	639,000	497,000
Curtailment charge	333,000	—	—
Pro rata recognition of lump sum settlements	1,133,000	—	922,000

Total periodic pension expense	$2,451,000	$639,000	$1,419,000

The following tables summarize the changes in benefit obligations, plan assets and funded status of the plan at June 30, 2009 and March 31, 2008 (measurement dates).

	2009	2008

Change in prepaid (accrued) benefit cost:
Prepaid benefit cost at fiscal year beginning July 1	$2,442,000	$3,002,000
Net periodic benefit (cost) for fiscal year	(985,000)	(639,000)
Pro rata recognition of lump sum settlements and curtailment charges	(1,466,000)	—
Employer contributions to plan	—	79,000
Effect of measurement date change	(257,000)	—

Prepaid (accrued) benefit cost at fiscal year end on June 30	$(266,000)	$2,442,000

Change in projected benefit obligation:
Projected benefit obligation at prior measurement date	$11,499,000	$11,481,000
Service cost	350,000	538,000
Interest cost	651,000	607,000
Actuarial experience and changes in assumptions	(383,000)	(121,000)
Benefits paid	(2,219,000)	(1,006,000)
Effect of measurement date change	296,000	—

Projected benefit obligation at current measurement date	$10,194,000	$11,499,000

Change in plan assets:
Fair value of plan assets at prior measurement date	$8,935,000	$11,469,000
Employer contributions	—	79,000
Actual return on plan assets	(1,680,000)	(1,607,000)
Benefits paid	(2,219,000)	(1,006,000)

Fair value of plan assets at current measurement date	$5,036,000	$8,935,000

Reconciliation of funded status to amounts reported on balance sheets:
Projected benefit obligation	$(10,194,000)	$(11,499,000)
Fair value of plan assets	5,036,000	8,935,000

Funded status — net balance sheet liability	$(5,158,000)	$(2,564,000)

The amounts recognized in accumulated other comprehensive loss at June 30, 2007 consisted of the adjustment to initially apply SFAS No. 158 at that date in the amount of $3,014,000, less the related deferred tax benefit of $1,025,000, for a net of tax result of $1,989,000 as a reduction of shareowners’ equity. During fiscal 2009 and 2008, respectively, adjustments for unrecognized actuarial loss and prior service cost on a pre-tax basis totaled $458,000 and $240,000, which consisted of amortization of net prior service cost of $69,000 and $102,000 and amortization of net actuarial loss of $389,000 and $138,000, pursuant to the Company’s historical accounting policy for amortizing such amounts. In addition, during fiscal 2009 and 2008 the plan incurred net unrecognized experience and other losses of $1,914,000 and $2,233,000, respectively. After tax, these amounts resulted in a net increase to accumulated other comprehensive loss of $153,000 and $2,658,000, at June 30, 2009 and 2008, respectively.
The estimated amount that will be amortized from accumulated other comprehensive loss, pre-tax, into net periodic pension cost in fiscal 2010 is expected to total $385,000, consisting entirely of amortization of unrecognized actuarial loss.
Expected benefit payments for the defined benefit plan for the next ten fiscal years are as follows: 2010 — $2,395,000; 2011 — $1,381,000; 2012 — $990,000; 2013 — $807,000; 2014 — $673,000; 2015 — 2019 (in aggregate) — $3,140,000. The accumulated benefit obligation for the defined benefit plan was $10,194,000 and $10,991,000 at June 30, 2009 and 2008, respectively. At June 30, 2009, such obligation is now equal to the projected benefit obligation since as a result of the fiscal 2009 plan curtailment, benefit accruals ceased and all participants became fully vested. A cash contribution in the amount of $79,000 was made during the third quarter of fiscal 2008. Based upon current actuarial calculations and assumptions the pension plan has met all funding requirements and no pension contribution was required during fiscal 2009. For fiscal 2010, a cash contribution of approximately $1,097,000 is anticipated and, accordingly, is reflected as the current portion of the pension liability as of June 30, 2009. Pension contributions currently anticipated to be required to be made are as follows: 2011 — $761,000; 2012 — $832,000; 2013 — $994,000; 2014 — $986,000; 2015 — $901,000.
Defined Contribution Plans
Effective with the April 1, 2000 change in the defined benefit plan, the Company expanded an existing defined contribution plan to cover all U.S. based operating subsidiaries. Through December 31, 2001, the Company matched 50 percent of participants’ basic contributions of up to 5 percent of their wages, with the matching contribution consisting of cash. As of January 1, 2002, the matching contribution was increased to 50 percent of participants’ basic contributions of up to 6 percent of their wages, with the matching cash contributions directed to be invested in Sparton common stock. During the fiscal years ended 2007 and 2006, approximately 85,000 and 79,000 shares of Sparton common stock, respectively, were purchased by the plan, through the public markets by the trustee, using employer cash contributions. Prior to July 1, 2007, employer contributions were directed to the investment of Sparton common stock, which investment could not be redirected. No employee contributions could be invested in such shares. As of July 1, 2007, a participant’s investment in Sparton common stock may be directed, at the participant’s election and subject to certain limitations, to other available investment options. Also effective July 1, 2007, at the election of the participant, both employee and employer contributions may be invested in any of the available investment options under the plan, which election options now include Sparton common stock. However, an employee’s total investment in Sparton common stock is subject to a 20% limitation of the total value of the participant’s account. As of June 30, 2009, approximately 247,000 shares of Sparton common stock were held in the 401(k) plan. Amounts expensed under the plan were approximately $607,000, $814,000 and $704,000 for the years ended June 30, 2009, 2008 and 2007, respectively. As of June 30, 2009, plan assets totaled $14,202,000. Effective with the April 1, 2009 change in the defined benefit plan, the Company suspended its matching contribution in the Sparton Corporation 401(k) plan. While the Company match in this plan is expected to be reinstated, the timing of its reinstatement is as yet uncertain.
Canadian based salaried employees participated in a profit sharing program whereby the Company pays the greater of a) 8% of the net profits of the Canadian facility before taxes, but not greater than 8% of the total earnings of the members of the plan or b) 1% of the earnings of the participants in the plan. Canadian based hourly employees participated in a collectively bargained pension plan whereby the Company contributes $0.45 per hour, up to 2,080 hours annually, for each employee. For fiscal 2009, 2008 and 2007, the Company expensed approximately $30,000, $299,000 and $66,000, respectively, under the two plans.
Prior to July 1, 2007, Sparton Medical Systems, Inc. (SMS), the Company’s acquired subsidiary, maintained a separate defined contribution plan, to which no matching contributions were made by Sparton. Therefore, during fiscal 2007, no expense was incurred by the Company under this plan. As of July 1, 2007, employees of Sparton Medical Systems, Inc. were covered under, and participated in, both Sparton’s existing defined contribution plan as well as the defined benefit plan.

7. INCOME TAXES
Income (loss) before income taxes by country consists of the following amounts:

	2009	2008	2007

United States	$(9,930,000)	$(10,281,000)	$(12,198,000)
Canada	(3,921,000)	2,286,000	107,000
Vietnam	(115,000)	58,000	(285,000)

	$(13,966,000)	$(7,937,000)	$(12,376,000)

The provision (credit) for income taxes consists of the following components:

	2009	2007	2006

Current:
United States	$—	$—	$(199,000)
Canada	(96,000)	143,000	—
State and local	—	(59,000)	(416,000)

	(96,000)	84,000	(615,000)

Deferred:
United States	1,035,000	5,965,000	(3,992,000)
Canada	848,000	(848,000)	—

	1,883,000	5,117,000	(3,992,000)

	$1,787,000	$5,201,000	$(4,607,000)

The consolidated effective income tax (credit) rate differs from the statutory U.S. federal tax rate for the following reasons and by the following percentages:

	2009	2008	2007

Statutory U.S. federal income tax (credit) rate	(34.0)%	(34.0)%	(34.0)%
Significant increases (reductions) resulting from:
Valuation allowance	45.7	120.6	—
Canadian tax benefits	—	(20.8)	(0.5)
Foreign (income) loss with no tax (expense) benefit	0.3	(0.3)	0.8
Tax exempt income	—	—	(0.2)
State and local income taxes, net of federal benefit	—	(0.9)	(2.2)
Other	0.8	0.9	(1.1)

Effective income tax (credit) rate	12.8%	65.5%	(37.2)%

Significant components of deferred income tax assets and liabilities at June 30, 2009 and 2008, are as follows:

	2009	2008

Deferred tax assets:
U.S. net operating loss carryovers	$8,476,000	$6,979,000
Environmental remediation	1,704,000	1,897,000
Inventories	987,000	820,000
Employment and compensation accruals	629,000	684,000
State tax carryovers	617,000	515,000
Canadian tax benefits	1,915,000	848,000
Equity investment	369,000	349,000
AMT credit carryovers	218,000	218,000
Pension liability	1,663,000	1,702,000
Restructuring accruals	236,000	—
Fixed asset impairment	694,000	—
Other	550,000	423,000

Gross deferred tax assets	18,058,000	14,435,000
Less valuation allowance	(17,369,000)	(10,884,000)

Total deferred tax assets	689,000	3,551,000

	2009	2008

Deferred tax liabilities:
Property, plant and equipment	581,000	649,000
Pension costs	—	830,000
Goodwill and other intangibles	1,065,000	700,000
Other	143,000	75,000

Gross deferred tax liabilities	1,789,000	2,254,000

Net deferred tax (liabilities) assets	$(1,100,000)	$1,297,000

Net deferred income tax assets (liabilities) are included in the balance sheets at June 30, 2009 and 2008, as follows:

	2009	2008

U.S. net deferred income tax assets, current	$35,000	$252,000
U.S. net deferred income tax (liabilities) assets, non current	(1,135,000)	197,000
Canadian net deferred income tax assets, non current	—	848,000

	$(1,100,000)	$1,297,000

For U.S. income tax purposes, approximately $24,929,000 of net operating loss carryovers are available to offset future Federal taxable income as of June 30, 2009, of which $5,210,000, $9,945,000 and $9,774,000 expire in 2029, 2028 and 2027, respectively. In addition, alternative minimum tax (AMT) credit carryovers of approximately $218,000 are available for U.S. income tax purposes, with an unlimited carryforward period. For state income tax purposes, the Company also has approximately $12,600,000 of net operating loss carryovers, of which $758,000 expire in 2011; $1,485,000 expire in 2012; $889,000 expire in 2013; $466,000 expire in 2014; $247,000 expire in 2026; $4,011,000 expire in 2027; $3,117,000 expire in 2028; and $1,627,000 expire in 2029. While management believes that realization of the deferred tax assets related to these net operating loss and credit carryovers and other net temporary differences is possible, a total valuation allowance of $17,369,000 has been established as of June 30, 2009, against the $18,058,000 available. For financial reporting purposes, valuation allowances related to contribution carryovers and stock options in the amounts of $182,000 and $16,000, respectively, have also been established as of June 30, 2009 and are included within the total valuation allowance figure. The Company recorded a valuation allowance against its net deferred tax asset based on what the Company believes to be realizable. In making such decision the Company considered all available positive and negative evidence, including future reversals of taxable temporary differences, projected future taxable income, tax planning strategies and recent financial results. The excess tax benefit in the amount of $182,000 related to stock options reporting will be credited to “capital in excess of par value” in the year that the net operating loss carryovers are fully utilized.
Increases to the deferred tax asset valuation allowance in fiscal 2009 and 2008 include $229,000 and $1,342,000, respectively, which amounts were allocated directly to shareowners’ equity as charges to the components of accumulated other comprehensive loss.
In prior years, a valuation allowance was established for the deferred tax asset related to available Canadian tax carryovers. During fiscal 2008, the Company generated taxable profits which were offset by allowed carryovers. The remaining deferred tax asset was recorded. Fiscal 2009 again resulted in losses in Canada, and, due to the decision to cease Canadian operations, a full valuation allowance was again recorded.
The Company’s operations in Vietnam are subject to a four-year tax holiday from the time the entity begins to generate taxable income, with the possible extension to an eight-year tax holiday. The Company’s Vietnamese operations resulted in no taxable income in fiscal 2009 and $58,000 of taxable income in fiscal 2008. Due to the Vietnam tax holiday associated with this facility, no tax benefit is available to be recognized.
Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Sparton’s evaluation was performed for the fiscal years 2005 through 2009, the years which remain subject to examination by major tax jurisdictions as of June 30, 2009. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. It is possible that the Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Any assessment for interest and/or penalties would be classified in the financial statements as selling and administrative expenses. The Company does not have any amounts accrued for interest and penalties at June 30, 2009, and is not aware of any claims for such amounts by federal or state taxing authorities.

8. LEASES
The Company leases a substantial portion of its production machinery and data processing equipment. Such leases, some of which are noncancelable and in many cases include purchase or renewal options, expire at various dates. Generally, the Company is responsible for maintenance, insurance and taxes relating to these leased assets. Rent expense under agreements accounted for as operating leases was $5,598,000 in fiscal 2009, $5,614,000 in fiscal 2008 and $5,730,000 in fiscal 2007. At June 30, 2009, future minimum lease payments for all noncancelable operating leases totaled $6,926,000, and are payable as follows: 2010 — $3,648,000; 2011 — $1,861,000; 2012 — $1,039,000; 2013 — $252,000; 2014 — $126,000. The Company has minimal capital leases. All non capital leases are accounted for as operating leases, are generally for the use of machinery and equipment, and have monthly payments over a fixed term in equal, non-escalating amounts. Non-escalating items exclude the new lease for office space in Schaumburg, Illinois, which does increase over its six-year lease term. Items under capital leases are included within other assets on the Company’s balance sheet, and are amortized over the life of the lease, with $30,000 of capitalized leased equipment and $14,000 of related amortization as of June 30, 2009.
In connection with the Company’s relocation of its corporate headquarters to Schaumburg, Illinois effective in fiscal 2010, Sparton entered into a six-year lease agreement in June 2009 for our executive office. The agreement, which will be accounted for as an operating lease, requires the Company to provide for maintenance, insurance and property taxes in addition to minimum monthly base rental which ranges from approximately $9,000 as of July 1, 2009 to approximately $11,000 at lease termination, which future minimum lease payments are included above.
9. BORROWINGS
Short-term debt maturities and line of credit — Short-term debt as of June 30, 2009, includes the current portion of long-term bank loan debt of $2,000,000, the current portion of long-term notes payable of $2,031,000, and the current portion of Industrial Revenue bonds of $111,000. Both the bank loan and the notes payable were incurred as a result of the Company’s purchase of SMS in May 2006, and are due and payable in equal installments over the next several years as further discussed below. The Industrial Revenue bonds were assumed at the time of SMS’s purchase.
As of June 30, 2009, the Company had available an $18 million, or 80% of eligible receivables, whichever is less, revolving line-of-credit facility ($20 million prior to January 2009) provided by National City Bank to support working capital needs and other general corporate purposes, which was secured by substantially all assets of the Company. Borrowings bear interest at the variable rate of LIBOR plus 500 basis points, which as of June 30, 2009 equaled an effective rate of 5.31% (5.48% as of June 30, 2008). As a condition of the line-of-credit, the Company is subject to compliance with certain customary covenants. The Company did not meet its covenants for any quarter during fiscal 2009, and National City Bank waived its right to accelerate payment of the debt arising from our noncompliance with those covenants for each of those quarters. As of June 30, 2009 and 2008, there was $15.5 million and $13.5 million drawn against the National City Bank credit facility, respectively. Interest accrued on those borrowings amounted to approximately $34,000 and $16,000 as of June 30, 2009 and 2008, respectively. The maturity date for this line-of-credit was extended at various times from its original date of January 2009 to its final August 15, 2009 maturity date. On August 14, 2009, the Company finalized an agreement for replacement financing, as described in Note 15 “Subsequent Events”, at which time the current line-of-credit balance of $15.5 million was paid off.
Long-term debt — Long-term debt, all of which arose in conjunction with the SMS acquisition, consists of the following obligations as of June 30, 2009 and 2008, respectively:

	2009	2008
Industrial revenue bonds, face value	$2,150,000	$2,266,000
Less unamortized purchase discount	122,000	131,000

Industrial revenue bonds, carrying value	2,028,000	2,135,000
Bank term loan	3,400,000	6,000,000
Notes payable	2,031,000	3,953,000

Total long-term debt	7,459,000	12,088,000
Less current portion	4,142,000	4,030,000

Long-term debt, net of current portion	$3,317,000	$8,058,000

The bank term loan, provided by National City Bank with an original principal of $10 million, is being repaid over five years, with quarterly principal payments of $500,000 which commenced September 1, 2006. This loan bears interest at the variable rate of LIBOR plus 500 basis points, with interest calculated and paid quarterly along with the principal payment. As of June 30, 2009 and 2008, respectively, the effective interest rate equaled 5.31% and 5.48%, with accrued interest of approximately $14,000 and $25,000 at period end, respectively. As a condition of this bank term loan, the Company is subject to compliance with the same covenants that apply to the line-of-credit. As previously discussed, the Company did not meet the covenants any quarter during fiscal 2009, and National City Bank waived its right to accelerate payment of the debt arising from our noncompliance for each of those quarters. This debt is secured by substantially all assets of the Company. In addition, proceeds from the expected sale of the Albuquerque facility (Note 14), as well as the settlement related to defective circuit board litigation (Note 10), were previously assigned to National City Bank to be used to pay down this bank term debt, with the excess, if any, to be returned to the Company for other uses. In December 2008, $600,000 was received related to the circuit board litigation settlement and was applied as payment to the term debt as agreed. On August 14, 2009, the Company paid off this term loan with a cash payment in connection with the replacement credit facility described in Note 15 “Subsequent Events”.
The Company assumed repayment of principal and interest on bonds originally issued to Astro Instrumentation, LLC, (Astro) by the State of Ohio. These bonds are Ohio State Economic Development Revenue Bonds, series 2002-4. Astro originally entered into the loan agreement with the State of Ohio for the issuance of these bonds to finance the construction of Astro’s current operating facility. The principal amount, including premium, was issued in 2002 and totaled $2,845,000. These bonds have interest rates which vary, dependent on the maturity date of the bonds. Due to an increase in interest rates since the original issuance of the bonds, a discount amounting to $151,000 on the date of assumption by Sparton was recorded.
Scheduled principal maturities on these bonds for each of the six years succeeding June 30, 2009 and thereafter, are summarized as follows:

		Amortization of	Carrying	Stated Semi-Annual
Year ended June 30	Face Amount	Purchase Discount	Value	Interest Rate
2010	$121,000	$10,000	$111,000	5.00%
2011	130,000	9,000	121,000	5.00%
2012	136,000	10,000	126,000	5.00%
2013	140,000	9,000	131,000	5.00%
2014	146,000	10,000	136,000	5.00%
2015	161,000	9,000	152,000	5.00%
2016 - 2022	1,316,000	65,000	1,251,000	5.45%

	$2,150,000	$122,000	$2,028,000

The bonds carry certain sinking fund requirements generally obligating the Company to deposit funds into a sinking fund. The sinking fund requires the Company to make monthly deposits of one twelfth of the annual obligation plus accrued interest. The purchase discount is being amortized ratably over the remaining term of the bonds. Amortization expense for the fiscal years ended June 30, 2009 and 2008 were approximately $9,000 and $10,000, respectively. The Company also has an irrevocable letter of credit in the amount of $284,000, which is renewable annually, to secure repayment of a portion of the bonds.
Two notes payable with initial principal of $3,750,000 each, totaling $7.5 million, are payable to the sellers of Astro now operated under Sparton Medical Systems, Inc. (SMS). These notes are to be repaid over four years, in aggregate semi-annual payments of principal and interest in the combined amount of $1,057,000 on June 1 and December 1 of each year. Payments commenced on December 1, 2006. These notes each bear interest at 5.5% per annum. The notes are proportionately secured by the stock of Astro. As of June 30, 2009 and 2008, there was interest accrued on these notes in the amount of $9,000 and $18,000, respectively.
Additional contingent cash purchase consideration may be paid to the sellers of Astro over the four years following the closing based on 20% of Astro’s earnings before interest, depreciation and taxes as defined, and if paid will be added to goodwill. This additional contingent consideration, which is measured beginning with the start of the fiscal year which commenced on July 1, 2006, is based annually on Astro’s fiscal 2007-2010 performance. For the years ended June 30, 2009 and 2008, such additional consideration was determined to be earned by the sellers and amounted to approximately $1,029,000 and $1,057,000, respectively, which was accrued for and included in other accrued liabilities at year-end, see Note 13. Payment is generally made in the first quarter of the subsequent year.
Scheduled aggregate principal maturities of all long-term debt for each of the five years succeeding June 30, 2009 and thereafter, is presented below (see Note 15 with respect to the $3.4 million bank term loan settlement on August 14, 2009):

	Total	2010	2011	2012	2013	2014	Thereafter

Maturities	$7,459,000	$4,142,000	$1,521,000	$126,000	$131,000	$136,000	$1,403,000

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
At June 30, 2009, Sparton has accrued $5,012,000 as its best estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which $535,000 is classified as a current liability and included on the balance sheet in other accrued liabilities. The Company’s minimum cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements.
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
In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (DOE) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8,400,000 incurred from the date of settlement, if any. Since the date of settlement approximately $2,790,000 has been incurred toward the $8,400,000 threshold as of June 30, 2009.
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
Customer Relationships
In September 2002, STI filed an action in the U.S. District Court for the Eastern District of Michigan to recover certain unreimbursed costs incurred for the acquisition of raw materials as a result of a manufacturing relationship with two entities, Util-Link, LLC (Util-Link) of Delaware and National Rural Telecommunications Cooperative (NRTC) of the District of Columbia. STI was awarded damages in an amount in excess of the unreimbursed costs at the trial concluded in November 2005. As of June 30, 2007, $1.6 million of the deferred costs incurred by the Company were included in other non current assets on the Company’s balance sheet. NRTC appealed the judgment to the U.S. Court of Appeals for the Sixth Circuit and on September 21, 2007, that court issued its opinion vacating the judgment in favor of Sparton. Sparton was unsuccessful in obtaining relief from the decision of the U.S. Court of Appeals and accordingly expensed the previously deferred costs of $1.6 million as costs of goods sold, which was reflected in the Company’s fiscal 2008 financial results reported for the quarter ended September 30, 2007.
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
In August 2005, Sparton Electronics Florida, Inc. filed an action in the U.S. District Court, Middle District of Florida against Electropac Co. Inc. and a related party (the raw board manufacturer) to recover these costs. A trial was conducted in August 2008 and the trial court made a partial ruling in favor of Sparton; however, the court awarded an amount less than the previously deferred $2.8 million. Following this ruling, a provision for a loss of $0.8 million was established in the fourth quarter of fiscal 2008. Court ordered mediation was conducted following the court’s ruling and a settlement was reached in September 2008 for payment to the company of $2.0 million plus interest. The settlement is secured by a mortgage on real property and a consent judgment. In December 2008, a recovery of $0.6 million against the $2.0 million was received with the remaining balance due in September 2009. In the fourth quarter of fiscal 2009, the Company established a reserve of $0.2 million against the remaining settlement balance. As of June 30, 2009, $1.2 million remains in other current assets in the Company’s balance sheet, compared to the $2.0 million reported in other non current assets as of June 30, 2008. The $1.2 million balance is expected to be received in fiscal 2010. Settlement proceeds were previously assigned to National City Bank to pay down bank term debt described further in Note 9. If the defendants are unable to pay the final judgment, our before-tax operating results at that time could be adversely affected by up to $1.2 million.
11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) — The following unaudited information presents selected financial performance measures by quarter for each of the years ended June 30, 2009 and 2008, respectively:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales
2009	$53,995,534	$54,516,566	$54,592,034	$58,766,483
2008	$58,851,863	$54,950,927	$58,138,830	$57,864,363
Gross profit
2009	$2,382,162	$3,865,686	$5,009,411	$4,447,817
2008	$1,615,546	$3,686,237	$4,734,686	$1,896,204
Loss before tax
2009	$(3,140,893)	$(2,813,904)	$(580,279)	$(7,431,380)
2008	$(1,973,772)	$(1,676,840)	$(921,208)	$(3,365,472)
Net income (loss)
2009	$(3,361,893)	$(2,790,904)	$(763,279)	$(8,837,380)
2008	$(1,420,772)	$(1,864,840)	$633,792	$(10,486,472)
Earnings (loss) per share — basic and diluted
2009	$(0.34)	$(0.28)	$(0.08)	$(0.91)
2008	$(0.14)	$(0.19)	$0.06	$(1.07)
A reserve of $800,000 was established against other deferred assets during the fourth quarter of fiscal 2008. For a further discussion of this legal claim see Note 10. The tax rate used in the prior quarters of fiscal 2009 and 2008 was based on anticipated financial results which did not materialize. The final tax provision calculations, including recording of valuation allowances, greatly affected the final tax expense (benefit) in the fourth quarters of these fiscal years in a manner not previously anticipated. For further discussion on Sparton’s effective tax rate, see Note 7.
Translation adjustments for our Canadian and Vietnamese facilities, along with gains and losses from foreign currency transactions, are included in current earnings and, in the aggregate, amounted to pre-tax (loss) income of $(590,000) and $56,000, during the fourth quarter of the fiscal years ended June 30, 2009 and 2008, respectively.
Restructuring activities in fiscal 2009 resulted in $7,008,000 of expense, of which $5,994,000 was incurred in the fourth quarter. Restructuring activity is further discussed in Note 14. In addition, $518,000 of additional pension expense related to lump sum benefit distributions was incurred during the fourth quarter of fiscal 2009.

12. BUSINESS, GEOGRAPHIC, AND SALES CONCENTRATION — Through June 30, 2009, the Company operated in one business segment, electronic manufacturing services (EMS).
Sales to individual customers in excess of 10% of total net sales for the year were as follows:

Customer	2009	2008	2007

Honeywell	19%	17%	18%
Siemens Diagnostic	17%	16%	18%
Bally	*	*	12%

(*)	denotes sales were below 10% of total.
In March 2009, we terminated our sales agreement with Honeywell, an aerospace customer with several facilities to which we supplied product. Disengagement procedures and the winding down of our contracts are expected to be complete by September 30, 2009.
Sales to U.S. government agencies, primarily anti-submarine warfare (ASW) devices produced for the Navy, were $32,338,000 in fiscal 2009, $41,905,000 in fiscal 2008, and $24,615,000 in fiscal 2007.
Net sales were made to customers located in the following countries:

	2009	2008	2007

United States	$167,782,000	$175,443,000	$158,234,000
Ireland	21,102,000	24,288,000	24,681,000
Canada (2)	15,525,000	21,506,000	15,053,000
Other foreign countries (1)	17,462,000	8,569,000	2,118,000

Consolidated total	$221,871,000	$229,806,000	$200,086,000

(1)	No other single country accounted for 10% or more of export sales in the fiscal years ended 2009, 2008, or 2007.
ASW devices and related engineering contract services to the U.S. government and foreign countries contributed approximately $34,996,000 (16%), $42,348,000 (18%) and $28,637,000 (14%), respectively, to total net sales for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.
The Company’s investment in property, plant and equipment, which are located in the United States, Canada and Vietnam, are summarized, net of accumulated depreciation, as follows as of June 30:

	2009	2008

United States (3)	$6,594,000	$13,738,000
Canada (2)	676,000	827,000
Vietnam	2,563,000	2,714,000

Consolidated total	$9,833,000	$17,279,000

(2)	As described in Note 14, our Canadian facility was idled May 31, 2009, with remaining customer business and certain assets transferred to our Brooksville, Florida location.

(3)	Property, plant and equipment located in the United States shown for fiscal 2009 excludes $5,129,000 of assets held-for-sale in New Mexico, as further discussed in Note 14.
As described in Note 14, a full evaluation of our operations and long term business strategy by Sparton’s Chief Executive Officer has been ongoing during fiscal 2009. This evaluation is expected to result in changes to our analysis of how the components of Sparton’s business contribute to consolidated operating results and the overall level of disaggregation of reported financial data, including the nature and number of operating segments, disclosure of segment information, and the consistency of such information with internal management reports. Changes resulting from this analysis to the operation and management of our business will be in place for the first time during an entire financial reporting period in fiscal 2010 and, accordingly, expanded segment information in accordance with generally accepted accounting principles will be provided during that interim report.

13. GOODWILL AND OTHER INTANGIBLES — Goodwill and other intangibles related to Sparton Medical Systems, Inc. (SMS) are the result of the purchase which occurred in May 2006. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values and be reviewed for impairment whenever events or changes in circumstances indicated their carrying amounts may not be recoverable. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment, at least annually. Goodwill from Cybernet and SMS were reviewed for impairment during the fourth quarter of fiscal 2009. These reviews resulted in no impairment charges. The next review for impairment is expected to occur in the fourth quarter of fiscal 2010.
The changes in the carrying amounts of goodwill and amortizable intangibles related to the SMS purchase during the years ended June 30, 2009, 2008 and 2007 are summarized as follows:

		Amortizable	Total
	Goodwill	Intangibles	Intangibles

Balance at July 1, 2006	$14,974,000	$6,726,000	$21,700,000
Goodwill additions	634,000	—	634,000
Amortization	—	(482,000)	(482,000)

Balance at June 30, 2007	15,608,000	6,244,000	21,852,000
Goodwill additions	1,057,000	—	1,057,000
Amortization	—	(482,000)	(482,000)

Balance at June 30, 2008	16,665,000	5,762,000	22,427,000
Goodwill additions	1,029,000	—	1,029,000
Amortization	—	(492,000)	(492,000)

Balance at June 30, 2009	$17,694,000	$5,270,000	$22,964,000

Goodwill — Additional goodwill in the amount of $38,000 in fiscal 2007 was recorded as a residual result of the Company’s purchase of SMS in May 2006. Further, goodwill in the amounts of $1,029,000, $1,057,000 and $596,000 were recorded in fiscal 2009, 2008 and 2007, respectively, resulting from accrued contingent consideration at those dates, determined to be earned by the sellers of SMS, as described in Note 9. The implied value of goodwill, which is deductible for income tax purposes, is derived from consideration of a number of factors, including the experience of the assembled work force, and related production know-how and technical proficiency in place to support and augment SMS’s production, design, and development capabilities in the fluid science and diagnostic laboratory equipment niche of the medical industry in which their customers operate, which management believes favorably positions SMS as a supply source for significant potential new customers seeking to outsource electromechanical contract manufacturing and assembly activities. Goodwill in the amount of $770,000 related to our investment in Cybernet is included with our equity position within other non current assets, as more fully described in Note 3.
Other intangibles — Other intangibles of $6,765,000 were recognized upon the purchase of SMS in May 2006, consisting of intangibles for non-compete agreements of $165,000 and customer relationships of $6,600,000. The customer relationships and noncompetition agreements are being amortized using the straight-line method based on estimated weighted undiscounted cash flows over their estimated useful lives of 4 and 15 years, respectively. The straight-line method is being used to amortize the identified intangibles because the Company does not believe an accelerated pattern of consumption of these assets can be reliably determined, and expected undiscounted cash flows are not expected to decline over the estimated life of the customer relationship intangible.
Amortization of intangible assets is estimated to be approximately $467,000 in fiscal 2010, and approximately $440,000 for each of the subsequent 9 years. Accumulated amortization as of June 30, 2009, amounted to $1,495,000; $138,000 and $1,357,000 was for amortization of non-compete agreements and customer relationships, respectively.
14. RESTRUCTURING ACTIVITIES
During fiscal 2009, Sparton’s President and Chief Executive Officer initiated a full evaluation of the Company’s operations and long-term business strategy. As a result, in the third fiscal quarter, management began to implement a formal turnaround plan focused on the return of Sparton to profitability and the assurance of the Company’s viability. These measures have been designed to reduce operating costs, increase efficiencies, and improve our competitive position in response to excess capacity, the prevailing economy and the need to optimize manufacturing resources. These restructuring activities include, among other actions, plant consolidation and closures, workforce reductions, customer contract disengagements, and changes in employee pension and health care benefits.

Recent Plant Closures
London, Ontario, Canada — On March 30, 2009, Sparton announced the idling and subsequent closing of its London, Ontario, Canada, production facility. The closing was in response to market and economic conditions that have resulted in the facility being underutilized because of significantly decreased customer volumes. Twenty-four salaried and 63 hourly employees were affected, with the employees to receive severance packages consistent with Company policy. Work levels at this facility had decreased significantly because of customer cutbacks and the need to end a loss-generating contract with a major industrial customer. Sparton’s London facility produced electronic circuit boards. Remaining customer business was transferred to Sparton’s Brooksville, Florida facility, and the closure is substantially complete. Net sales for the Canadian plant were $15,908,000 and $18,118,000 for the fiscal year ended June 30, 2009 and 2008, respectively.
In connection with this plant closure, the Company expects to incur costs of approximately $3,520,000, of which approximately $2,961,000 was recognized during the fiscal year ended June 30, 2009, with the remainder anticipated to be recognized primarily in fiscal 2010. These expenses are expected to include $1,470,000 in lease termination costs, $1,320,000 in personnel costs for employee terminations (severance) and retention bonuses, $690,000 for plant closure and related impairment charges and $40,000 for other associated costs. Approximately $3,030,000 of these charges are expected to require cash expenditures through fiscal 2011.
Jackson, Michigan — On March 4, 2009, Sparton announced the closing of its Jackson, Michigan manufacturing operations no later than June 30, 2009. The closing is in response to the difficult economic and competitive situation in the industries served and is part of Sparton’s plan to return the Company to profitability. The Jackson facility had served as both the Company’s headquarters and a manufacturing plant. Products manufactured in Jackson were transferred to the Company’s production facilities in Brooksville, Florida, and Ho Chi Minh City, Vietnam. Customer orders were not affected by the transfer to other facilities. The closure is substantially complete, with actual production activities ceasing in August 2009. Net sales for the Jackson plant were $40,825,000 and $26,088,000 for the fiscal year ended June 30, 2009 and 2008, respectively. The closing affects 39 salaried and 167 hourly employees who will receive severance packages consistent with Company policy.
In connection with this plant closure, the Company expects to incur costs of approximately $3,260,000, of which we recognized approximately $2,463,000 during the year ended June 30, 2009, with the remainder anticipated to be recognized primarily in fiscal 2010. These expenses are expected to include approximately $700,000 in lease termination costs, approximately $650,000 in personnel costs for employee termination (severance) and retention bonuses, approximately $200,000 for the transfer of production and production equipment to other Sparton facilities, and approximately $1,710,000 for facility closure and related impairment charges. Approximately $1,960,000 of these charges are expected to require cash expenditures, through fiscal 2011.
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
Effective April 1, 2009, the Company committed to and executed a plan to further reduce its workforce of approximately 970 employees by 2% at all locations other than Strongsville, Ohio and Ho Chi Minh City, Vietnam. Approximately $63,000 of severance cost related to this action was recognized during the fourth quarter ended June 30, 2009.
Relocation of Corporate Headquarters
On June 18, 2009, the Company announced the relocation of our Jackson, Michigan headquarters to a leased executive office in Schaumburg, Illinois, in fiscal 2010. With the closing of the Jackson production facility, as discussed above, the headquarters is moving to a smaller, more efficient location. In connection with this relocation, we expect to incur cash costs of approximately $1,000,000, of which $132,000 was recognized during the fourth quarter ended June 30, 2009, with the remainder anticipated to be incurred in fiscal 2010. Such costs consist primarily of moving expenses, employee severance and retention incentives, and other associated costs. Related asset impairment charges are included in the Jackson plant charges above.

Summary of Restructuring Charges
The table below summarizes the nature and amount of restructuring actions for the fiscal year ended June 30, 2009. We expect to incur approximately $2,224,000 of additional costs, primarily during fiscal 2010:

	Workforce Reduction
	(principally severance	Facility	Lease	Production
	and retention bonuses)	Closure	Terminations	Transfer	Total
Restructuring charges in third quarter	$614,000	$—	$400,000	$—	$1,014,000
Less cash payments	(447,000)		—		(447,000)
Restructuring reversals and adjustments	—	—	—	—	—

Accrual balance at March 31, 2009	167,000	—	400,000	—	567,000

Restructuring charges in fourth quarter	1,704,000	24,000	1,802,000	352,000	3,882,000
Less cash payments	(1,496,000)	(24,000)	(212,000)	(352,000)	(2,084,000)
Restructuring reversals and adjustments	—	—	—	—	—

Accrual balance at June 30, 2009	$375,000	$—	$1,990,000	$—	$2,365,000

In addition to the above restructuring costs, an additional $2,112,000 of impairment related to property, plant and equipment was recorded, which resulted in a total $7,008,000 of restructuring expense in fiscal 2009.
Given the significance of, and the timing of the execution of such activities, accounting for the expected cost of these actions can involve periodic reassessments of estimates made at the time the original decisions were made. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to periodically record additional provisions or reverse a portion of such provisions.
Inventory Write-downs
In addition to the above, included in costs of goods sold during the fiscal year ended June 30, 2009 are $170,000 of inventory write-downs associated with our restructuring activities.
Prior Periods Plant Closures
Albuquerque, New Mexico — On June 17, 2008, Sparton announced its commitment to close the Albuquerque, New Mexico facility of Sparton Technology, Inc., a wholly-owned subsidiary of Sparton. The Albuquerque facility primarily produced circuit boards for customers operating in the Industrial/Other market. The plant ceased production and closed in October 2008.
The land and building in Albuquerque is currently marketed for sale. The majority of other assets and equipment was relocated to other Sparton facilities. The net book value of the land and building to be sold, which as of June 30, 2009 totaled $5,022,000, is reported as held-for-sale on the Company’s balance sheet as a current asset at that date, which reflects a $787,000 facility impairment charge in fiscal 2009 against its prior carrying amount. Depreciation on these assets ceased in October 2008. At June 30, 2008, $5,782,000 was included in property, plant and equipment on the Company’s balance sheet, as the facility was still operating at the fiscal year end. A second property in Albuquerque (Coors Road) unrelated to this closure is also reported as held-for-sale at June 30, 2009 in the amount of $107,000.
As of June 30, 2009 and 2008, the following assets and liabilities of the Albuquerque facility were included in the consolidated balance sheets:

	2009	2008

Current assets	$5,048,000	$8,837,000
Property, plant and equipment (net)	—	6,121,000

Total assets	$5,048,000	$14,958,000

Current liabilities	$1,201,000	$2,814,000
Long term liabilities (EPA, see Note 10)	4,477,000	5,139,000

Total liabilities	$5,678,000	$7,953,000

Deming, New Mexico — On January 8, 2007, Sparton announced its commitment to close the Deming, New Mexico facility of Sparton Technology, Inc., a wholly-owned subsidiary of Sparton Corporation. The Deming facility produced wire harnesses for buses and provided intercompany production support for other Sparton locations. The closure of this plant was completed by March 31, 2007. The Deming wire harness production was discontinued, and the intercompany production support relocated to other Sparton facilities. The following is a summary of net sales and gross profit (loss) for the harness product line only for the fiscal year ended June 30, 2007:

2007
Net sales	$900,000
Gross profit (loss)	$(148,000)
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
15. SUBSEQUENT EVENT
Debt Financing
On August 14, 2009, Sparton and National City Business Credit Inc. (the “Bank”), finalized ongoing negotiations for the completion of debt financing to replace the revolving line-of-credit and bank term loan currently provided by National City Bank with a new credit facility. At closing, the existing outstanding balances of $15.5 million and $3.4 million, respectively, on the existing obligations were paid off with existing cash on hand. Pursuant to the new credit facility, the Company has $20 million in maximum borrowing availability (subject initially to certain funding restrictions pending the post-closing completion of certain customary tasks) under a revolving line-of-credit with interest on outstanding advances to be charged at a variable rate defined as the Bank’s minimum base rate plus a specified margin, each component of which is determined separately for domestic and Eurodollar loans but in no case less than a total rate of 7% per annum, which at the closing date of the agreement was equal to an effective annual rate of 7%. The margin component of the interest rate may be reduced beginning July 1, 2010 by either 0.25% or 0.50% based on a formula linked to Sparton’s actual fixed charge coverage ratio determined for fiscal 2010. The revolving line-of-credit has a three-year term scheduled to expire on August 13, 2012. Available borrowings are subject to a maximum of 85% of eligible trade accounts receivable and 60% of eligible inventory less certain other adjustments, as defined. As a condition of the new credit facility, we are subject to compliance with certain customary financial and operating covenants. Outstanding borrowings are collateralized by security interests in substantially all of the Company’s assets.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
In fiscal 2009, there were no changes in the Company’s independent accountants and there have been no disagreements with the Company’s accountants on accounting and financial disclosure.
Item 9A(T). Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Company’s management maintains an adequate system of internal controls to promote the timely identification and reporting of material, relevant information. Additionally, the Company’s senior management team regularly discusses significant transactions and events affecting the Company’s operations. The board of directors includes an Audit Committee that is comprised solely of independent directors who meet the financial literacy requirements imposed by the Securities Exchange Act and the New York Stock Exchange (NYSE). At least one member of our Audit Committee, William Noecker, has been determined to be an “audit committee financial expert” as defined in the Securities and Exchange Commission’s regulations. Management reviews with the Audit Committee quarterly earnings releases and all reports on Form 10-Q and Form 10-K prior to their filing. The Audit Committee is responsible for hiring and overseeing the Company’s external auditors and meets with those auditors at least four times each year.
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
Management, including the CEO and CFO, has evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009, based on the control criteria established in a report entitled Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on our assessment of those criteria, the Company’s management has concluded that the Company’s internal control over financial reporting is effective as of June 30, 2009.
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
The following table summarizes information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of June 30, 2009.

Number of securities remaining available for
	Number of securities to be issued upon exercise	Weighted-average exercise price of	future issuance under equity compensation plans
	of outstanding options, warrants and rights	outstanding options, warrants and rights	(excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	184,127	$8.23	169,864
Equity compensation plans not approved by security holders	—	—	—

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
Item 14. Principal Accountant Fees and Services
Information with respect to principal accountant fees and services, as well as information regarding the Audit Committee’s preapproval policies and procedures regarding audit and other services, is included under “Relationship with Independent Auditors” in the Proxy Statement and is incorporated herein by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	Documents filed as part of this report on Form 10-K:
1.	Financial Statements — The consolidated financial statements are set forth under Item 8 of this report on Form 10-K.

2.	Financial Statement Schedule(s) — Schedule II — Valuation and Qualifying Accounts (Consolidated)

Changes in the allowance for probable losses on receivables for the years ended June 30:

	2009	2008	2007

Balance at beginning of period	$258,000	$32,000	$67,000
Charged (credited) to expense (income)	444,000	237,000	(16,000)
Write-offs, net of recoveries	(168,000)	(11,000)	(19,000)

Balance at end of period	$534,000	$258,000	$32,000

Reserves deducted from inventory in the balance sheets for the years ended June 30:

	2009	2008	2007

Balance at beginning of period	$3,182,000	$2,416,000	$3,529,000
Charged to costs and expenses	2,162,000	1,529,000	1,242,000
Deductions(*)	(2,581,000)	(763,000)	(2,355,000)

Balance at end of period	$2,763,000	$3,182,000	$2,416,000

(*)	Deductions from the inventory reserve accounts represent obsolete or unsaleable inventory written off and/or disposed of.

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
Date: September 15, 2009

SPARTON CORPORATION

By: /s/ GREGORY A. SLOME Gregory A. Slome, Chief Financial Officer (Principal Accounting and Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	SIGNATURE AND TITLE	DATE

By:	/s/ DAVID P. MOLFENTER David P. Molfenter, Chairman of the Board of Directors	September 15, 2009

By:	/s/ CARY B. WOOD Cary B. Wood, President and Chief Executive Officer	September 15, 2009

By:	/s/ JAMES N. DEBOER James N. DeBoer, Director	September 15, 2009

By:	/s/ JAMES D. FAST James D. Fast, Director	September 15, 2009

By:	/s/ JOSEPH J. HARTNETT Joseph J. Hartnett, Director	September 15, 2009

By:	/s/ WILLIAM I. NOECKER William I. Noecker, Director	September 15, 2009

By:	/s/ DOUGLAS R. SCHRANK Douglas R. Schrank, Director	September 15, 2009

By:	/s/ W. PETER SLUSSER W. Peter Slusser, Director	September 15, 2009

By:	/s/ BRADLEY O. SMITH Bradley O. Smith, Director	September 15, 2009

By:	/s/ JAMES R. SWARTWOUT James R. Swartwout, Director	September 15, 2009

By:	/s/ DR. LYNDA J.-S. YANG Dr. Lynda J.-S. Yang, Director	September 15, 2009

EXHIBIT INDEX

Exhibit
No.

3 and 4	By-Laws of the Registrant as amended, incorporated herein by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 3, 2008.

Amended Articles of Incorporation of the Registrant, incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended September 30, 2004.

Amended Code of Regulations of the Registrant, incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended September 30, 2004.

10.1	Promissory Note Modification Agreement dated April 30, 2009 and May 1, 2009, by and between Sparton Corporation and National City Bank, incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 19, 2009.

10.2	Amended and Restated Revolving Credit and Security Agreement dated August 14, 2009 among the Company, its subsidiaries and National City Business Credit, Inc., incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2009.

10.3	Post-closing Agreement dated August 14, 2009 among the Company, its subsidiaries and National City Business Credit, Inc., incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2009.

22	Subsidiaries (filed herewith and attached)

23	Consent of independent registered public accounting firm (filed herewith and attached)

31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.