Form 10-Q
period 2009-09-30
SPARTON CORP
filed 2009-11-16
CIK 92679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File number 1-1000
SPARTON CORPORATION
(Exact Name of Registrant as Specified in its Charter)
OHIO
(State or Other Jurisdiction of Incorporation or Organization)
38-1054690
(I.R.S. Employer Identification No.)
425 N. Martingale, Suite 2050, Schaumburg, Illinois 60173-2213
(Address of Principal Executive Offices, Zip Code)
(847) 762-5800
(Registrant’s Telephone Number, Including Area Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding at
Class of Common Stock	October 31, 2009
$1.25 Par Value	9,951,507

SPARTON CORPORATION AND SUBSIDIARIES
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements (Interim, Unaudited)
SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2009	June 30, 2009
ASSETS

Current assets:
Cash and cash equivalents	$20,717,939	$36,261,084
Accounts receivable	24,659,819	38,162,485
Inventories and costs of contracts in progress — net	35,454,311	38,435,094
Deferred income taxes	35,440	35,440
Prepaid expense and other current assets	1,845,904	1,991,667
Assets held for sale	5,128,511	5,128,511

Total current assets	87,841,924	120,014,281

Property, plant and equipment — net	9,478,309	9,833,318
Goodwill	17,693,424	17,693,424
Other intangibles — net	5,152,834	5,270,147
Other non current assets	2,986,178	2,190,348

Total assets	$123,152,669	$155,001,518

LIABILITIES AND SHAREOWNERS’ EQUITY

Current liabilities:
Short-term bank borrowings	$—	$15,500,000
Current portion of long-term debt	2,144,494	4,141,994
Accounts payable	17,716,764	26,418,025
Accrued salaries and wages	3,788,742	5,022,731
Accrued health benefits	1,413,394	1,578,263
Current portion of pension liability	213,600	1,097,252
Restructuring accrual	2,304,975	2,365,379
Advance billings on customer contracts	22,995,609	25,102,363
Other accrued liabilities	5,168,105	5,890,856

Total current liabilities	55,745,683	87,116,863

Deferred income taxes — non current	1,169,002	1,135,002
Pension liability — non current portion	3,644,699	4,060,503
Long-term debt — non current portion	1,886,350	3,316,503
Environmental remediation — non current portion	4,406,253	4,477,246

Total liabilities	66,851,987	100,106,117

Shareowners’ equity:
Preferred stock, no par value; 200,000 shares authorized, none outstanding	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 9,951,507 shares outstanding at September 30 and June 30, 2009	12,439,384	12,439,384
Capital in excess of par value	19,670,474	19,670,296
Retained earnings	28,991,495	27,586,392
Accumulated other comprehensive loss	(4,800,671)	(4,800,671)

Total shareowners’ equity	56,300,682	54,895,401

Total liabilities and shareowners’ equity	$123,152,669	$155,001,518

See accompanying notes to condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
September 30, 2009 and 2008

	Three months ended
	2009	2008

Net sales	$48,103,596	$53,995,534
Costs of goods sold	40,683,121	51,334,642

Gross profit	7,420,475	2,660,892

Selling and administrative expenses	4,580,087	5,116,575
Amortization of intangibles	117,313	120,313
Restructuring/impairment charges	876,105	278,730
Other — net	14,500	(1,608)

	5,588,005	5,514,010

Operating income (loss)	1,832,470	(2,853,118)

Other income (expense):
Interest expense	(259,497)	(368,738)
Interest and investment income	8,061	13,417
Equity (loss) income in investment	(12,000)	3,000
Canadian translation gain	6,039	59,302
Other — net	(135,970)	5,244

	(393,367)	(287,775)

Income (loss) before income taxes	1,439,103	(3,140,893)
Provision for income taxes	34,000	221,000

Net income (loss)	$1,405,103	$(3,361,893)

Income (loss) per share — basic and diluted	$0.14	$(0.34)

See accompanying notes to condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
September 30, 2009 and 2008

	Three months ended
	2009	2008
Cash Flows From Operating Activities:
Net income (loss)	$1,405,103	$(3,361,893)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	427,587	498,673
Amortization of deferred financing costs	47,548	—
Deferred income tax expense	34,000	—
Equity loss (income) in investment	12,000	(3,000)
Pension expense	496,750	159,690
Share-based compensation expense	178	50,760
Non cash restructuring/impairment charges	150,684	—
Net gain on sale of property, plant and equipment	—	(2,108)
Changes in operating assets and liabilities:
Accounts receivable	13,502,666	1,995,764
Inventories, prepaid expenses and other current assets	3,126,546	2,239,427
Advance billings on customer contracts	(2,106,754)	—
Accounts payable and accrued liabilities	(11,959,007)	(2,383,480)

Net cash provided by (used in) operating activities	5,137,301	(806,167)

Cash Flows From Investing Activities:
Additional goodwill from SMS acquisition	(976,680)	(1,056,920)
Purchases of property, plant and equipment	(32,405)	(697,004)
Proceeds from sale of property, plant and equipment	—	5,505
Other, principally change in non current other assets	—	10,071

Net cash used in investing activities	(1,009,085)	(1,738,348)

Cash Flows From Financing Activities:
Net short-term bank borrowings (repayments)	(15,500,000)	2,000,000
Repayment of long-term debt	(3,427,653)	(525,153)
Payment of debt financing costs	(743,708)	—

Net cash (used in) provided by financing activities	(19,671,361)	1,474,847

Decrease in cash and cash equivalents	(15,543,145)	(1,069,668)
Cash and cash equivalents at beginning of period	36,261,084	2,928,433

Cash and cash equivalents at end of period	$20,717,939	$1,858,765

See accompanying notes to condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareowners’ Equity (Unaudited)

	Three months ended September 30, 2009
			Capital		Accumulated other
	Common Stock		in excess	Retained	comprehensive
	Shares	Amount	of par value	earnings	income (loss)	Total
Balance at July 1, 2009	9,951,507	$12,439,384	$19,670,296	$27,586,392	$(4,800,671)	$54,895,401
Share-based compensation	—	—	178	—	—	178
Net and comprehensive income	—	—	—	1,405,103	—	1,405,103

Balance at September 30, 2009	9,951,507	$12,439,384	$19,670,474	$28,991,495	$(4,800,671)	$56,300,682

	Three months ended September 30, 2008
			Capital		Accumulated other
	Common Stock		in excess	Retained	comprehensive
	Shares	Amount	of par value	earnings	income (loss)	Total
Balance at July 1, 2008	9,811,507	$12,264,384	$19,650,481	$43,592,351	$(4,647,462)	$70,859,754
Share-based compensation	—	—	50,760	—	—	50,760

Comprehensive income (loss), net of tax:
Net loss	—	—	—	(3,361,893)	—	(3,361,893)
Change in unrecognized pension costs	—	—	—	—	39,702	39,702

Comprehensive loss	—	—	—	—	—	(3,322,191)

Balance at September 30, 2008	9,811,507	$12,264,384	$19,701,241	$40,230,458	$(4,607,760)	$67,588,323

See accompanying notes to condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation — The accompanying unaudited condensed consolidated financial statements of Sparton Corporation and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All significant intercompany transactions and accounts have been eliminated. Certain reclassifications of prior year amounts have been made to conform to the current year presentation. The condensed consolidated balance sheet at September 30, 2009, and the related condensed consolidated statements of operations, cash flows and shareowners’ equity for the three months ended September 30, 2009 and 2008 are unaudited, but include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of such interim financial statements. Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010. The terms “Sparton,” the “Company,” “we,” “us,” and “our” refer to Sparton Corporation and its subsidiaries.
The balance sheet at June 30, 2009 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. In preparing these interim financial statements, we have evaluated, for potential recognition or disclosure, events or transactions subsequent to the most recent balance sheet date through November 16, 2009, the issuance date of these interim financial statements.
Operations — Sparton is a provider of complex and sophisticated electromechanical devices with capabilities that include concept development, industrial design, design and manufacturing engineering, production, distribution, and field service. The primary markets served are in the Medical Devices, Defense & Security Systems, and Electronic Manufacturing Services industries with a focus on federally regulated markets. Effective with the quarter ended September 30, 2009, Sparton began reporting our operating results under these three reportable business segments. For a more complete discussion of our segment reporting, see Note 11. All of the Company’s facilities are registered to ISO standards, including 9001 or 13485, with most having additional certifications. The Company’s products and services include products for Original Equipment Manufacturers and Emerging Technology customers that are microprocessor-based systems that include transducers, printed circuit boards and assemblies, sensors, and electromechanical components, as well as development and design engineering services relating to these product sales. We also develop and manufacture sonobuoys, an anti-submarine warfare (ASW) device, used by the United States Navy and other free-world countries. Many of the physical and technical attributes in the production of sonobuoys are similar to those required in the production of the Company’s other electrical and electromechanical products and assemblies.
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
Revenue recognition — The Company’s net sales are comprised primarily of product sales, with supplementary revenues earned from engineering and design services. Standard contract terms are FOB shipping point. Revenue from product sales is generally recognized upon shipment of the goods; service revenue is recognized as the service is performed or under the percentage of completion method, depending on the nature of the arrangement. Costs and fees billed under cost-reimbursement-type contracts are recorded as sales. Long-term contracts relate principally to government defense contracts. These government defense contracts are accounted for based on completed units accepted and their estimated average contract cost per unit. At September 30 and June 30, 2009, current liabilities include billings in excess of costs of $23.0 million and $25.1 million, respectively, on government contracts. Sales related to these billings are recognized based upon completed units accepted and are not recognized upon billings. A provision for the entire amount of a loss on a contract is charged to operations as soon as the loss is identified and the amount is reasonably determinable. Shipping and handling costs are included in costs of goods sold.

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
Fair value of financial instruments — The fair value of cash and cash equivalents, trade accounts receivable, short-term bank borrowings, and accounts payable approximate their carrying value. Cash and cash equivalents consist of demand deposits and other highly liquid investments with an original term when purchased of three months or less. With respect to the Company’s long-term debt instruments, consisting of industrial revenue bonds and notes payable, management believes the aggregate fair value of these financial instruments reasonably approximates their carrying value at September 30, 2009.
Other investment — In June 1999, the Company purchased a 14% interest (12% on a fully diluted basis) in Cybernet Systems Corporation (Cybernet) for $3,000,000, which included a seat on Cybernet’s three member Board of Directors. Cybernet is a developer of hardware, software, next-generation network computing, and robotics products. It is located in Ann Arbor, Michigan. The investment is accounted for under the equity method and is included in other non current assets on the balance sheets. At September 30 and June 30, 2009, the Company’s investment in Cybernet amounted to $1,904,000 and $1,916,000, respectively, representing its equity interest in Cybernet’s net assets plus $770,000 of goodwill. The Company believes that the equity method is appropriate given Sparton’s level of involvement in Cybernet. The use of the equity method requires Sparton to record its share of Cybernet’s income or loss in earnings (“Equity income/loss in investment”) in Sparton’s statements of operations with a corresponding increase or decrease in the investment account (“Other non current assets”) on Sparton’s balance sheets.
Market risk exposure — The Company manufactures its products in the United States and Vietnam, and ceased manufacturing in Canada during the fourth quarter of fiscal 2009. Sales of the Company’s products are in the U.S. and foreign markets. The Company is subject to foreign currency exchange rate risk relating to intercompany activity and balances and to receipts from customers and payments to suppliers in foreign currencies. Also, adjustments related to the translation of the Company’s Canadian and Vietnamese financial statements into U.S. dollars are included in current earnings. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in the domestic and foreign markets in which the Company operates. However, minimal third party receivables and payables are denominated in foreign currency and the related market risk exposure is considered to be immaterial. Historically, foreign currency gains and losses have not been significant. However, due to the greater volatility of the Canadian dollar, the impact of transaction and translation gains significantly increased in fiscal 2009. With the closure of the Canadian facility, however, it is anticipated that the impact in fiscal 2010 and future periods will decrease.
The Company has financial instruments that are subject to interest rate risk. Historically, the Company has not experienced material gains or losses due to such interest rate changes. Based on the fact that interest rates periodically adjust to market values for the line-of-credit, interest rate risk is not considered to be significant. For a further discussion on Sparton’s debt, see Note 5 to the Condensed Consolidated Financial Statements.
Long-lived assets — The Company reviews long-lived assets that are not held for sale for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is determined by comparing the carrying value of the assets to their estimated future undiscounted cash flows. If it is determined that an impairment of a long-lived asset has occurred, a current charge to income is recognized. During the fourth quarter of fiscal 2009 an impairment charge of $2,112,000 was recognized, primarily related to the closure of the Jackson, Michigan facility. In the first quarter of fiscal 2010, an additional impairment of $150,000 was recognized, $113,000 of which was again related to the Jackson facility. The Company also has goodwill and other intangibles which are considered long-lived assets. Approximately $22.8 million and $23.0 million in net carrying value of goodwill and other intangibles reflected on the Company’s balance sheet as of September 30 and June 30, 2009, respectively, is associated with the acquisition of Sparton Medical Systems, Inc. (SMS). For a more complete discussion of goodwill and other intangibles, see Note 4.
Other assets — At September 30, 2009, the Company’s Albuquerque and Coors Road properties were classified as held for sale and carried in other current assets in the Company’s balance sheet. For a further discussion of these facilities, see Note 10. In addition, included in other current assets as of September 30 and June 30, 2009, was $1.2 million for which the Company is seeking payment from other parties, which is described in Note 6.

During the fourth quarter of fiscal 2009 and the three months ended September 30, 2009, the Company deferred approximately $115,000 and $744,000 of loan costs, respectively, incurred that were directly associated with the debt refinancing described in Note 5. This total amount of $859,000, net of amortization of $48,000, which is reported as interest expense for the current quarter, is included in other non current assets on our consolidated balance sheet.
Deferred income taxes — Deferred income taxes are based on enacted income tax rates in effect on the dates temporary differences between the financial reporting and tax bases of assets and liabilities are expected to reverse and tax credit carryforwards are utilized. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the enactment date. A valuation allowance of approximately $10 million was established at June 30, 2008 against the Company’s net deferred income tax asset. During fiscal 2009 the valuation allowance was increased for additional deferred tax assets resulting from current period losses as well as an offset to the remaining net asset. The result after the valuation allowance is a net deferred tax liability associated with the amortization of goodwill. During the first quarter of fiscal 2010, a provision for income taxes was recorded but fully offset by the releasing of a portion of the valuation allowance, resulting in no net provision for income taxes relating to the profitability of the quarter. A provision for income taxes of $34,000 was recognized during the quarter relating to the increase in the deferred tax liability associated with the amortization of goodwill for tax purposes. The Company will monitor its tax position and adjust the valuation allowance as appropriate. In the event a loss is incurred in a given quarter, the increase to the deferred tax asset will be offset by an adjustment to the valuation allowance. If future levels of taxable income in the United States are not consistent with our expectations, we may need to increase, or decrease, the valuation allowance.
Supplemental cash flows information — Supplemental cash and noncash activities for the three months ended September 30, 2009 and 2008 were as follows:

	2009	2008

Net cash paid during the period for:
Income taxes (1)	$—	$289,000

Interest (2)	$946,000	$310,000

Notes to supplemental cash flows information:

1)	Income taxes in fiscal 2009 consist primarily of the U.S. dollar equivalent of taxes paid to the Canadian government related to our Canadian operations.

2)	Interest includes $744,000 of deferred financing costs in fiscal 2010.
New accounting standards - On July 1, 2009, the Financial Accounting Standards Board (FASB) completed the FASB Accounting Standards Codification, “The FASB Codification” (ASC), as the single source of authoritative U.S. generally accepted accounting principles (GAAP), superseding all then existing authoritative accounting and reporting standards, except for rules and interpretive releases for the SEC under authority of federal securities laws, which are sources of authoritative GAAP for Securities and Exchange Commission registrants. ASC Topic 105 (formerly SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of General Accepted Accounting Principles - a replacement of FASB Statement No. 162), reorganized the authoritative literature comprising GAAP into a topical format. ASC is now the source of authoritative GAAP recognized by the FASB to be applied by all nongovernmental entities. ASC is effective for interim and annual periods ending after September 15, 2009. The Codification did not change GAAP and, therefore, did not impact the Company’s financial statements. However, since it completely supersedes existing standards, it affected the way we reference authoritative accounting pronouncements in our financial statements and other disclosure documents. Specifically, all references in this report to new or pending financial reporting standards use the ASC Topic number.
In May 2009, the FASB issued a new accounting standard related to “Subsequent Events”, now codified in ASC Topic 855, (formerly SFAS No. 165, Subsequent Events) to incorporate the accounting and disclosure requirements for subsequent events into GAAP. Prior to the issuance of the new standard, these requirements were included in the auditing standards. Topic 855 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date but before the financial statements are issued. According to ASC Topic 855, financial statements are issued when they are widely distributed to shareholders or other users in a form and format that complies with GAAP. Subsequent events within the scope of other applicable GAAP are accounted for under those standards, including but not limited to, Accounting for Uncertainty in Income Taxes, Earnings per Share, and Accounting for Contingencies. ASC Topic 855 prohibits an entity from recognizing in its financial statements the effects of subsequent events that provide evidence about conditions that did not exist at the balance-sheet date. Although it introduces new terminology, ASC Topic 855 does not change the requirements for recognition and disclosure that currently exist. ASC Topic 855 requires entities to disclose the date through which subsequent events have been evaluated. Entities must also disclose the nature and financial statement effect of nonrecognized subsequent events if the omission of such disclosure would cause the financial statements to be misleading. If an entity cannot estimate the financial statement effect of these events, that fact should be disclosed along with the nature of each event. This new guidance was first adopted by Sparton in the fourth quarter of fiscal 2009, and its adoption did not have a significant impact on our consolidated financial statements.

In December 2008, the FASB issued a new standard relating to, “Employers’ Disclosures about Pensions and Other Post-retirement Benefits”, now codified in ASC Topic 715 (formerly SFAS No. 158, Employers’ Disclosure about Pensions and Other Postretirement Benefits), to improve disclosures about plan assets in an employer’s defined benefit pension or other postretirement plans, including the basis for investment allocation decisions, expanded major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for a period, and significant concentrations of risk within plan assets. This new guidance is effective for Sparton’s fiscal year ending on June 30, 2010. The “other” or “alternative” investments category as a percentage of the total plan assets of Sparton’s pension plan are not significant and, therefore, management does not believe that the implementation of these additional disclosures will be a critical element in significantly enhancing users’ ability to evaluate the nature and risks of invested plan assets, significant investment strategies, or the relative reliability of fair value measurements.
In November 2008, the FASB ratified EITF guidance related to “Equity Method Investment Accounting Considerations”, now codified in ASC Topic 323 (formerly EITF 08-6, Equity Method Investment Accounting Considerations), which is effective for Sparton in the quarter ended September 30, 2009. Implementation of this new guidance had no significant impact on our consolidated financial statements, and is not expected to have a material effect on our accounting going forward.
In June 2008, the FASB issued a new standard relating to, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, now codified in ASC Topic 260 (formerly EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities), which established that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities, as defined, and should be included in the computation of earnings per share pursuant to the two-class method. The guidance contained in ASC Topic 260 is effective for Sparton this first quarter of fiscal 2010. All prior-period earnings per share data presented was adjusted retrospectively to conform to the new provisions, with no significant impact.
In April 2008, the FASB issued guidance related to “Determination of the Useful Life of Intangible Assets”, now codified in ASC Topic 350 (formerly FSP FAS 142-3, Determination of the Useful Life of Intangible Assets), which amended the factors that should be considered in developing renewal or extension assumptions integral to estimating such useful lives. This guidance is applicable to Sparton’s purchased or internally developed intangible assets acquired beginning on July 1, 2009 (fiscal 2010). Implementation of this new guidance had no significant impact on our consolidated financial statements. This guidance also requires certain disclosures relating to costs incurred to renew or extend the term of recognized intangible assets (see Note 4).
In December 2007, the FASB issued a new standard related to “Business Combinations”, now codified in ASC Topic 805 (formerly SFAS No. 141(R), Business Combinations), which requires an acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This new guidance was effective for Sparton beginning on July 1, 2009 (fiscal 2010) and is applicable only to transactions occurring after that effective date.
In December 2007, the FASB issued a new standard related to “Noncontrolling Interests in Consolidated Financial Statements”, now codified in ASC Topic 810 (formerly SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements), which clarifies that a noncontrolling or minority interest in a subsidiary is considered an ownership interest and, accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements. This new guidance which is effective this first quarter of fiscal 2010, is not relevant to the Company at this time, but would become so if the Company were to enter into an applicable transaction.
In February 2007, the FASB issued a new standard related to “Fair Value Option for Financial Assets and Financial Liabilities”, now codified within ASC Topic 825 (formerly SFAS No. 159, Fair Value for Financial Assets and Financial Liabilities), which provides reporting entities the one-time election (the “fair value option”) to measure financial instruments and certain other items at fair value. For items for which the fair value option has been elected, unrealized gains and losses are to be reported in earnings at each subsequent reporting date. In September 2006, the FASB issued a new standard relating to “Fair Value Measurements”, now codified in ASC Topic 820, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Both new standards were effective for financial statements issued by Sparton for the first interim period of our 2009 fiscal year, which began on July 1, 2008. The adoption of this new guidance had no significant impact on the Company’s consolidated financial statements. The Company did not elect the fair value option for any of its financial assets and liabilities. In February 2008, the FASB issued updated guidance, now codified in ASC Topic 820, which delays the effective date of fair value measurements until fiscal 2010 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. Effective July 1, 2009, the Company applied the new fair value measurement and disclosure provisions to its nonfinancial assets and liabilities measured on a nonrecurring basis. Such application did not have a material impact on the Company’s consolidated results of operations or financial position. The Company measures the fair value of the following on a nonrecurring basis: (1) long-lived assets and other intangibles, which include customer relationships and non-compete agreements, and (2) the reporting unit under step one of the Company’s periodic goodwill impairment test. In August, 2009, the FASB issued updated guidance which amends ASC Topic 820, “Fair Value Measurements and Disclosures”, related to the fair value measurement of liabilities, to clarify that certain techniques must be used to measure fair value in circumstances in which a quoted price in an active market for the identical liability is not available. The updated guidance, which is effective for Sparton beginning in our second quarter of fiscal 2010, is also expected to have no significant impact since, as described above, the Company has not elected the fair value option for any of our financial assets or liabilities.
NOTE 2. INVENTORIES AND COSTS OF CONTRACTS IN PROGRESS
Customer orders are based upon forecasted quantities of product, manufactured for shipment over defined periods. Raw material inventories are purchased to fulfill these customer requirements. Within these arrangements, customer demands for products frequently change, sometimes creating excess and obsolete inventories. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income and a valuation allowance is established for the difference between the carrying cost and the estimated realizable amount. Conversely, should the disposition of adjusted excess and obsolete inventories result in recoveries in excess of these reduced carrying values, the remaining portion of the valuation allowance reserve is reversed and taken into income when such determinations are made. It is possible that the Company’s financial position and results of operations could be materially affected by changes to inventory valuation allowances for excess and obsolete inventories. These valuation allowances totaled $3,650,000 and $3,732,000 at September 30 and June 30, 2009, respectively.
Inventories are valued at the lower of cost (first-in, first-out basis) or market and include costs related to long-term contracts. The following are the approximate major classifications of inventory, net of interim billings and related valuation allowances, at each balance sheet date:

	September 30, 2009	June 30, 2009

Raw materials	$24,920,000	$29,593,000
Work in process	5,448,000	5,260,000
Finished goods	5,086,000	3,582,000

	$35,454,000	$38,435,000

Finished goods inventories include $3.2 and $1.8 million, of completed, but not yet accepted, sonobuoys at September 30 and June 30, 2009, respectively. Inventories were reduced by interim billings to the U.S. government for costs incurred related to long-term contracts, thereby establishing inventory to which the U.S. government then has title, of approximately $8.0 million and $5.8 million, respectively, at September 30 and June 30, 2009. At September 30 and June 30, 2009, current liabilities includes billings in excess of costs of $23.0 million and $25.1 million, respectively, on government contracts. As these billings are in excess of cost, there is no inventory to which the government would claim title and, therefore, no offset to inventory has been made.
NOTE 3. DEFINED BENEFIT PENSION PLAN
Periodic benefit cost — The Company sponsors a defined benefit pension plan covering certain salaried and hourly U.S. employees. On February 12, 2009, the Company announced that it would freeze participation and the accrual of benefits in the Sparton Corporation Pension Plan, effective April 1, 2009, at which time all participants became fully vested. As a result of this freeze, actuarial calculations for fiscal 2009 were updated with an effective date of February 28, 2009. Based on this actuarial calculation, a $333,000 curtailment charge was recognized in fiscal 2009, related to the acceleration of all remaining prior service costs previously being amortized over future periods. In addition, during fiscal 2009 lump-sum benefit distributions exceeded plan service and interest costs, resulting in lump-sum settlement charges totaling $1,133,000.
The components of net periodic pension expense are as follows for the three months ended September 30:

	2009	2008

Service cost	$—	$135,000
Interest cost	150,000	152,000
Expected return on plan assets	(71,000)	(187,000)
Amortization of prior service cost	—	25,000
Amortization of unrecognized net actuarial loss	105,000	35,000

Net periodic benefit cost	184,000	160,000
Pro rata recognition of lump-sum settlements	313,000	—

Total periodic pension expense	$497,000	$160,000

Based upon current actuarial calculations and assumptions the pension plan has met all funding requirements. During the first quarter of fiscal 2010, $1,796,000 was contributed to the pension plan, reflective of required funding and discretionary funding to ensure funding levels are in excess of 80%. No payment was made during the first quarter of fiscal 2009. For further information on future funding projections and other pension disclosures see Part II, Item 7, Note 6 “Employee Retirement Benefit Plans” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.
NOTE 4. GOODWILL AND OTHER INTANGIBLES
Goodwill related to the purchase of SMS, which occurred in May 2006, is reviewed for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill from SMS was reviewed for impairment during the fourth quarter of fiscal 2009, with the next review expected to occur in the fourth quarter of fiscal 2010. Intangible assets with definite useful lives are required to be amortized over their estimated useful lives to their estimated residual values and be reviewed for impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable.
The change in the carrying amounts of goodwill and amortizable intangibles during the three months ended September 30, 2009 and the year ended June 30, 2009, were as follows:

		Amortizable	Total
	Goodwill	Intangibles	Intangibles

Balance at July 1, 2008	$16,665,000	$5,762,000	$22,427,000
Goodwill addition	1,029,000	—	1,029,000
Amortization	—	(492,000)	(492,000)

Balance at June 30, 2009	17,694,000	5,270,000	22,964,000
Amortization	—	(118,000)	(118,000)

Balance at September 30, 2009	$17,694,000	$5,152,000	$22,846,000

Goodwill — Goodwill at July 1, 2008 of $16,665,000 related to the Company’s purchase of SMS. Additional goodwill was recorded in fiscal 2009 in the amount of $1,029,000 resulting from accrued contingent consideration determined to be earned by the sellers of SMS and recognized at the fiscal year ended June 30, 2009, compared to $1,057,000 and $596,000 of contingent payout earned in fiscal 2008 and 2007, respectively. The purchase agreement calls for one additional earn out payment to potentially occur at the end of fiscal 2010. Goodwill in the amount of $770,000 related to the Company’s investment in Cybernet (see Note 1) is included with that equity investment in other non current assets.
Other intangibles — Other intangibles of $6,765,000 were recognized upon the purchase of SMS in May 2006, consisting of intangibles for non-compete agreements of $165,000 and customer relationships of $6,600,000. These costs are being amortized ratably over 4 years and 15 years, respectively. Amortization of intangible assets is estimated to be approximately $467,000 for fiscal 2010 and approximately $440,000 for each of the subsequent 9 years. The change in the carrying amounts of amortizable intangibles at September 30, 2009 were as follows:

			Total
	Non-compete	Customer	Amortizable
	Agreements	Relationships	Intangibles

Balance at July 1, 2008, net	$79,000	$5,683,000	$5,762,000
Amortization	(52,000)	(440,000)	(492,000)

Balance at June 30, 2009, net	27,000	5,243,000	5,270,000
Amortization	(8,000)	(110,000)	(118,000)

Balance at September 30, 2009, net	$19,000	$5,133,000	$5,152,000

Accumulated amortization as of September 30, 2009	$145,000	$1,467,000	$1,612,000

Sparton did not incur any significant costs to renew or alter the term of our intangible assets during the three months ended September 30, 2009.
NOTE 5. BORROWINGS
Short-term debt maturities and line of credit — Short-term debt as of September 30, 2009, includes the current portion of long-term notes payable of $2,031,000, and the current portion of Industrial Revenue bonds of $113,000. The notes payable were incurred as a result of the Company’s purchase of SMS in May 2006, and are due and payable in equal installments as further discussed below. The Industrial Revenue bonds were assumed at the time of SMS’s purchase.

As of September 30, 2009, the Company had available $20 million of maximum borrowing availability, subject to certain collateral restrictions, under a new revolving line-of-credit facility provided in August, 2009 by National City Business Credit, Inc. to support working capital needs and other general corporate purposes. The line-of-credit facility is secured by substantially all assets of the Company. Borrowings bear interest on outstanding advances to be charged at a variable rate defined as the Bank’s minimum base rate plus a specified margin, each component of which is determined separately for domestic and Eurodollar loans, but in no case less than a total rate of 7% per annum, which at September 30, 2009 was 7% compared to 5.31% as of June 30, 2009 under the prior line-of-credit agreement. As a condition of the line-of-credit facility, the Company is subject to compliance with certain customary covenants, which the Company met at September 30, 2009. As of September 30 and June 30, 2009, there was $0 and $15.5 million drawn against the credit facilities, respectively. Interest accrued on those borrowings amounted to approximately $0 and $34,000 as of September 30 and June 30, 2009, respectively. The maturity date for this line-of-credit is August 14, 2012.
Long-term debt — Long-term debt, all of which arose in conjunction with the SMS acquisition, consists of the following obligations at each balance sheet date:

	September 30, 2009	June 30, 2009

Industrial Revenue bonds, face value	$2,120,000	$2,150,000
Less unamortized purchase discount	(120,000)	(122,000)

Industrial Revenue bonds, carrying value	2,000,000	2,028,000
Bank term loan	—	3,400,000
Notes payable — former owners	2,031,000	2,031,000

Total long-term debt	4,031,000	7,459,000
Less current portion	(2,144,000)	(4,142,000)

Long-term debt, net of current portion	$1,887,000	$3,317,000

The bank term loan, provided by National City Bank with an original principal of $10 million, was being repaid over five years, with quarterly principal payments of $500,000 which commenced September 1, 2006. This loan bore interest at the variable rate of LIBOR plus 500 basis points, with interest calculated and paid quarterly along with the principal payment. As of June 30, 2009, the effective interest rate equaled 5.31%, with accrued interest of approximately $14,000. The debt was secured by substantially all assets of the Company. On August 14, 2009, the Company paid off this term loan with a cash payment in connection with the replacement credit facility.
The Company assumed repayment of principal and interest on bonds originally issued to Astro Instrumentation, LLC (Astro) by the State of Ohio. These bonds are Ohio State Economic Development Revenue Bonds, series 2002-4. Astro originally entered into the loan agreement with the State of Ohio for the issuance of these bonds to finance the construction of Astro’s current operating facility. The principal amount, including premium, was issued in 2002 and totaled $2,845,000. These bonds have interest rates which vary, dependent on the maturity date of the bonds. Due to an increase in interest rates since the original issuance of the bonds, a discount amounting to $151,000 on the date of assumption by Sparton was recorded.
The bonds carry certain sinking fund requirements generally obligating the Company to deposit funds into a sinking fund. The sinking fund requires the Company to make monthly deposits of one twelfth of the annual obligation plus accrued interest. The purchase discount is being amortized ratably over the remaining term of the bonds. Amortization expense for the three months ended September 30, 2009 and 2008, respectively, was approximately $2,000. The Company also has an irrevocable letter of credit in the amount of $284,000, which is renewable annually, to secure repayment of a portion of the bonds. A further discussion of borrowings and other information related to the Company’s purchase of SMS may be found in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.
Two notes payable with initial principal of $3,750,000 each, totaling $7.5 million, are payable to the sellers of Astro now operated under SMS. These notes are to be repaid over four years, in aggregate semi-annual payments of principal and interest in the combined amount of $1,057,000 on June 1 and December 1 of each year. Payments commenced on December 1, 2006. These notes each bear interest at 5.5% per annum. The notes are proportionately secured by the stock of Astro. As of September 30 and June 30, 2009, there was interest accrued on these notes in the amount of $37,000 and $9,000, respectively.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Environmental Remediation
One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been involved with ongoing environmental remediation since the early 1980’s. At September 30, 2009, Sparton had accrued $4,932,000 as its best estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which $526,000 is classified as a current liability and included on the balance sheet in other accrued liabilities. The Company’s minimum cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements.
On October 15, 2009, $3,129,000 of cash was utilized to establish a trust, the Sparton Corporation Financial Assurance Trust, for remediation activity. The funds are held in Sparton’s name and are invested with Sparton receiving the benefit of the investment return. These funds are available for use against the $4,932,000 expected remediation liability. The trust was established to meet the United States Environmental Protection Agency’s (EPA) financial assurance requirements for the fiscal year ending June 30, 2010, with trust funds to be drawn upon only should Sparton not continue to meet its financial remediation requirements. The trust will remain in place until the Company can again satisfy the EPA financial assurance requirements through compliance with financial ratios, as has been attained on an annual basis since fiscal year 2000. The Company’s first opportunity, under the annual filing requirements, to again regain compliance with the financial ratios is expected to be upon completion of the June 30, 2010 fiscal year. Upon the successful compliance with the financial ratios it is anticipated the trust will be dissolved.
In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (DOE) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8,400,000 incurred from the date of settlement, if any, of which approximately $2,870,000 has been incurred as of September 30, 2009 toward the $8,400,000 threshold. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency.
Customer Relationships
The Company had an action before the U.S. Court of Federal Claims to recover damages arising out of an alleged infringement by the U.S. Navy of certain patents held by Sparton and used in the production of sonobuoys. Pursuant to an agreement between the Company and counsel conducting the litigation, a significant portion of the claim will be retained by the Company’s counsel in contingent fees if the litigation is successfully concluded. A trial of the matter was conducted by the court in April 2008, with a decision against Sparton filed in August 2009 and published in September 2009. In October 2009, an appeal of this unfavorable decision was filed with the Federal Circuit Court of Appeals. Due to this recent decision, management believes that the Company’s ability to obtain any recovery with respect to the claim is greatly diminished.
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
In August 2005, Sparton Electronics Florida, Inc. filed an action in the U.S. District Court, Middle District of Florida against Electropac Co. Inc. (“Electropac”) and a related party (the raw board manufacturer) to recover these costs. A trial was conducted in August 2008 and the trial court made a partial ruling in favor of Sparton; however, the court awarded an amount less than the previously deferred $2.8 million. Following this ruling, a provision for a loss of $0.8 million was established in the fourth quarter of fiscal 2008. Court ordered mediation was conducted following the court’s ruling and a settlement was reached in September 2008 for payment to the Company of $2.0 million plus interest. The settlement is secured by a mortgage on real property and a consent judgment. In December 2008, a recovery of $0.6 million against the $2.0 million was received with the remaining balance due in September 2009, at which time Electropac failed to make the scheduled payment. In the fourth quarter of fiscal 2009, the Company established a reserve of $0.2 million against the remaining settlement balance. As of September 30 and June 30, 2009, respectively, $1.2 million remains in other current assets on the Company’s balance sheet. The $1.2 million balance is expected to be received in fiscal 2010. If the defendants are unable to pay the final judgment, our before-tax operating results at that time could be adversely affected by up to $1.2 million.

NOTE 7. SHARE-BASED AWARDS
The Company maintained a common stock incentive plan (the “Plan”) which provided for the granting of common stock options, restricted stock and other share-based awards to key employees and non-employee directors. The Plan’s termination date with respect to the granting of new awards was October 27, 2009.
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
The following table presents share-based compensation expense and related components for the three months ended September 30, 2009 and 2008, respectively. The net benefit shown in the table below for share-based stock options expense was due to the recaptured expense previously recorded on options forfeited during the three months ended September 30, 2009. There were no related tax benefits to report for either period shown below.

	2009	2008

Share-based compensation expense:
Stock options	$(29,000)	$51,000
Restricted stock	29,000	—

	$—	$51,000

As of September 30, 2009, unrecognized compensation costs related to nonvested awards amounted to $129,000:

	Unrecognized	Remaining weighted-average
	compensation costs	number of years to expense
Nonvested stock options	$19,000	0.75
Nonvested restricted stock	110,000	1.03

Total nonvested awards	$129,000	1.00

Common Stock Options:
The Company had an incentive stock plan under which 970,161 authorized and unissued common shares, which includes 760,000 original shares adjusted by 210,161 shares for the subsequent declaration of stock dividends, were reserved for option grants to key employees and directors at the fair market value of the Company’s common stock at the date of the grant. Options granted to date have either a five or ten-year term and become vested and exercisable cumulatively beginning one year after the grant date, in four equal annual installments. Options may terminate before their expiration dates if the optionee’s status as an employee is terminated, retired, or upon death.
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
In general, the Company’s policy is to issue new shares upon the exercise of stock options. A summary of option activity under the Company’s stock option plan for the three months ended September 30, 2009 is presented below. The intrinsic value of a stock option reflects the difference between the market price of the share under option at the measurement date (i.e., date of exercise or date outstanding in the table below) and its exercise price. Stock options are excluded from this calculation if their exercise price is above the stock price of the share under option at the measurement date. The aggregate intrinsic value of options outstanding, which includes options exercisable, at September 30, 2009, was $0, as all options, both outstanding and exercisable, had an exercise price above the market price of the share under option at that date. The exercise price of stock options outstanding at September 30, 2009, ranged from $6.52 to $8.57. All options presented have been adjusted to reflect the impact of all 5% common stock dividends declared. No stock options were granted during the three months ended September 30, 2009.

			Wtd. Avg. Remaining
	Total Shares	Wtd. Avg.	Contractual	Aggregate
	Under Option	Exercise Price	Term (years)	Intrinsic Value
Outstanding at July 1, 2009	184,127	$8.23	5.67	—
Granted	—
Exercised	—
Forfeited or expired	(7,718)		—	—

Outstanding at September 30, 2009	176,409	$8.22	5.40	—

Exercisable at September 30, 2009	171,157	$8.20	5.36	—

Assumptions utilized in determining the amount expensed for stock options during the periods presented herein are consistent with, and disclosed in, the Company’s previously filed Annual Report on Form 10-K for the year ended June 30, 2009.
Restricted Stock Awards:
Effective April 1, 2009, 20,000 shares of restricted common stock, with a market price on that date of $1.58, were awarded and issued to Sparton’s Chief Financial Officer. Of the 20,000 shares of restricted stock, 3,400 shares vested on October 1, 2009 (nonvested as of September 30, 2009); 3,200 will vest April 1, 2010; 6,600 will vest April 1, 2011 and 6,800 will vest April 1, 2012. The issued shares have all rights of ownership, including receipt of dividends, except they may not be sold or transferred until the conclusion of each vesting period. The fair value of the award was equal to the quoted value of the Company’s common stock on the grant date.
On November 24, 2008, 120,000 shares of restricted common stock, with a market price on that date of $2.25, were awarded and issued to Sparton’s Chief Executive Officer. Of the 120,000 shares of restricted stock, 46,666 shares vested June 30, 2009; 46,666 will vest on June 30, 2010; and 26,668 will vest on June 30, 2011. The issued shares have all rights of ownership, including receipt of dividends, except they may not be sold or transferred until the conclusion of each annual vesting period. The fair value of the award was equal to the quoted value of the Company’s common stock on the grant date.
As of September 30, 2009, there were 93,334 restricted, unvested, stock awards outstanding. As of September 30, 2009, unrecognized compensation costs related to the awards amounted to $110,000, and will be recognized over the remaining weighted-average service period of approximately 2.18 years.
A summary of the status of the Company’s nonvested shares as of September 30, 2009, and changes during the three months then ended is presented below:

	Number	Wtd. Avg.
	of Shares	Fair Value
Nonvested at July 1, 2009	93,334	$2.10
Granted and issued	—	—
Vested	—	—
Forfeited	—	—

Nonvested at September 30, 2009	93,334	$2.10

After the issuance of the 140,000 shares of restricted stock, 177,582 shares remained available under the Company’s stock incentive plan, which expired October 27, 2009, with no additional awards granted during the first quarter of fiscal 2010.
2010 Long-Term Incentive Plan:
On October 28, 2009, Sparton shareowners approved the 2010 Long-Term Incentive Plan (“the Plan”) which provides for discretionary share-based compensation grants to employees, officers and directors in the form of common stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other share-based awards. The number of common shares reserved for issuance under the Plan is 1,000,000, which is subject to customary adjustments in accordance with antidilution provisions which would be triggered by various equity restructuring events. The Plan has a term of ten years.
NOTE 8. EARNINGS (LOSS) PER SHARE
Earnings Per Share:
Basic earnings per share is based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable under our stock-based compensation plan and are determined using the treasury stock method. Unvested restricted stock awards, which contain non-forfeitable rights to dividends whether paid or unpaid, are included in the number of shares outstanding for both basic and diluted earnings per share calculations. In the event of a net loss, unvested restricted stock awards are excluded from the calculation of both basic and diluted earnings per share.

For the three months ended September 30, 2009, 93,334 unvested restricted shares were included in determining both basic and diluted earnings per share and there were no unvested restricted shares for the same period in the prior year. In addition, stock options for 176,409 and 223,385 shares of common stock were antidilutive and were not included in determining diluted earnings per share for the three months ended September 30, 2009 and 2008, respectively. Weighted average diluted common shares outstanding equals the weighted average common shares outstanding during the three months ended September 30, 2009 and 2008.
Basic and diluted net income (loss) per share for the three months ended September 30, 2009 and 2008 were computed based on the following amounts:

	2009	2008
Basic and diluted weighted average common shares outstanding	9,951,507	9,811,507
Basic and diluted earnings (loss) per share	$0.14	$(0.34)
NOTE 9. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) currently includes net income (loss) as well as certain changes in the funded status of the Company’s pension plan, which are excluded from operating results. Unrealized actuarial gains and losses and certain changes in the funded status of the pension plan, net of tax, are excluded from net income (loss), but are reflected as a direct charge or credit to shareowners’ equity. Comprehensive income (loss) and the related components, net of tax, are disclosed in the accompanying condensed consolidated statements of shareowners’ equity for the three months ended September 30, 2009 and 2008, and are summarized as follows:

	2009	2008

Net income (loss)	$1,405,000	$(3,362,000)
Change in unrecognized pension costs	—	40,000

Comprehensive income (loss)	$1,405,000	$(3,322,000)

At September 30 and June 30, 2009, shareowners’ equity reported on the consolidated balance sheets includes accumulated other comprehensive loss of $4,801,000, net of tax, which is the net unrecognized loss of the Company’s defined benefit pension plan, including a direct increase of $143,000 in fiscal 2009 recognized pursuant to the transitional measurement date provisions of ASC Topic 715 described in Note 1.
During fiscal 2009 and 2008, the pension plan sustained an adverse experience loss, principally due to a significant decline in the plan assets’ investment return compared to the amounts previously assumed. In addition, lump-sum distributions made during each year further reduced the fair value of plan assets at the measurement date. At September 30 and June 30, 2009, amounts were net of tax of $91,000 and $360,000, respectively, as the assumed tax benefits had been eliminated as a result of the allocations of deferred income tax valuation allowances established in light of the uncertainty of the realization of those benefits.
NOTE 10. RESTRUCTURING ACTIVITIES
During fiscal 2009, management initiated a full evaluation of the Company’s operations and long-term business strategy. As a result, in the third fiscal quarter, management began to implement a formal turnaround plan focused on the return of Sparton to profitability and the assurance of the Company’s viability. These measures have been designed to reduce operating costs, increase efficiencies, and improve our competitive position in response to excess capacity, the prevailing economy and the need to optimize manufacturing resources. These restructuring activities included, among other actions, plant consolidation and closures, workforce reductions, customer contract disengagements, and changes in employee pension and health care benefits.
Recent Plant Closures
London, Ontario, Canada — On March 30, 2009, Sparton announced the idling and subsequent closing of our London, Ontario, Canada, production facility. The closing was in response to market and economic conditions that have resulted in the facility being underutilized because of significantly decreased customer volumes. Twenty-four salaried and 63 hourly employees were affected, with the employees receiving severance packages consistent with Company policy. Sparton’s London facility produced electronic circuit boards. Remaining customer business was transferred to Sparton’s Brooksville, Florida facility, and the closure has been completed. The Canadian plant had net sales of $4,769,000 in the first quarter of fiscal 2009. In October 2009, the land and building were listed for sale.
In connection with this plant closure, the Company expects to incur costs of approximately $3,520,000. For the three months and the fiscal year ended September 30 and June 30, 2009, approximately $51,000 and $2,961,000, respectively, was recognized. Remaining costs are anticipated to be recognized in fiscal 2010. Approximately $3,030,000 of these charges are expected to require cash expenditures primarily during fiscal 2010.
Jackson, Michigan — On March 4, 2009, Sparton announced the closing of our Jackson, Michigan manufacturing operations. The closing was in response to the difficult economic and competitive situation in the industries served. The Jackson facility had served as both the Company’s headquarters and a manufacturing plant. Products manufactured in Jackson were transferred to the Company’s production facilities in Brooksville, Florida, and Ho Chi Minh City, Vietnam. Customer orders were not affected by the transfer to other facilities. The closure is substantially complete, with actual production activities ceasing in August, 2009. Net sales for the Jackson plant were $1,710,000 and $7,530,000 in the first quarter of fiscal 2010 and 2009, respectively. The closing affects 39 salaried and 167 hourly employees who will receive severance packages consistent with Company policy. In October 2009, the land and building were listed for sale.
In connection with this plant closure, the Company expects to incur costs of approximately $3,260,000. For the three months and fiscal year ended September 30 and June 30, 2009, approximately $404,000 and $2,463,000, respectively, was recognized, with the remainder anticipated to be recognized primarily in fiscal 2010. Approximately $1,960,000 of these charges are expected to require cash expenditures, primarily during fiscal 2010.
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
Effective April 1, 2009, the Company further reduced its workforce of approximately 970 employees by 2% at all locations other than Strongsville, Ohio and Ho Chi Minh City, Vietnam. Approximately $63,000 of severance cost related to this action was recognized during the quarter ended June 30, 2009.
Relocation of Corporate Headquarters
On June 18, 2009, the Company announced the relocation of our Jackson, Michigan headquarters to a leased executive office in Schaumburg, Illinois, in fiscal 2010. With the closing of the Jackson production facility, as discussed above, the headquarters is moving to a smaller, more efficient location. In connection with this relocation, we expect to incur costs of approximately $1,000,000. For the three months and fiscal year ended September 30 and June 30, 2009, $421,000 and $132,000, respectively, was recognized, with the remainder anticipated to be incurred in fiscal 2010. Such costs consist primarily of moving expenses, employee severance and retention incentives, and other associated costs.
Summary of Restructuring Charges
The table below summarizes the nature and amount of restructuring actions for the three months ended September 30, 2009. We expect to incur approximately $1,348,000 of additional costs during fiscal 2010:

	Workforce Reduction
	(principally severance	Facility	Lease	Production
	and retention bonuses)	Closure	Terminations	Transfer	Total
Accrual balance at July 1, 2009	$375,000	$—	$1,990,000	$—	$2,365,000
Restructuring charges	233,000	493,000	—	—	726,000
Less cash payments	(280,000)	(203,000)	(303,000)	—	(786,000)
Restructuring reversals	—	—	—	—	—

Accrual balance at September 30, 2009	$328,000	$290.000	$1,687,000	$—	$2,305,000

During the first quarter of fiscal 2010 and the fourth quarter of fiscal 2009, $150,000 and $2,112,000 of impairment related to property, plant and equipment was recorded, primarily related to the Jackson, Michigan facility in both periods.

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
Inventory Write-downs
During the fiscal year ended June 30, 2009, $170,000 of inventory write-downs associated with our restructuring activities was recorded and included in costs of goods sold. No additional inventory write-downs were incurred in the three months ended September 30, 2009.
Other Plant Closure
Albuquerque, New Mexico — On June 17, 2008, Sparton announced its commitment to close the Albuquerque, New Mexico facility of Sparton Technology, Inc., a wholly-owned subsidiary of Sparton. The Albuquerque facility primarily produced circuit boards for customers operating in the EMS market. The plant ceased production and closed in October 2008.
The land and building in Albuquerque is currently marketed for sale. The majority of other assets and equipment was relocated to other Sparton facilities. The net book value of the land and building to be sold, which as of September 30 and June 30, 2009, totaled $5,022,000, is reported as held-for-sale on the Company’s balance sheet as a current asset at that date, which reflects a $787,000 facility impairment charge in fiscal 2009 against its prior carrying amount. Depreciation on these assets ceased in October 2008. A second property in Albuquerque (Coors Road) unrelated to this closure is also reported as held-for-sale at September 30 and June 30, 2009, in the amount of $107,000.
As of September 30 and June 30, 2009, the following assets and liabilities of the Albuquerque facility were included in the consolidated balance sheets:

	September 30, 2009	June 30, 2009

Current assets	$5,031,000	$5,048,000

Current liabilities	$1,206,000	$1,201,000
Long term liabilities (EPA, see Note 6)	4,406,000	4,477,000

Total liabilities	$5,612,000	$5,678,000

NOTE 11. BUSINESS SEGMENTS
Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in assessing performance and allocating resources.
The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company’s resources on a market segment basis. Net sales for segments are attributed to the market in which the product is manufactured or service is performed. A segment’s performance is evaluated based upon its operating income (loss). A segment’s operating income (loss) includes its gross profit on sales less its selling and administrative expenses, but excludes some corporate and other unallocated items such as, interest expense, interest income, other income (expense) and income tax expense (benefit). Corporate and other unallocated costs primarily represent corporate administrative expenses related to those administrative, financial and human resource activities which are not allocated to operations and excluded from segment profit. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments. Inter-segment transactions are generally accounted for at amounts that approximate arm’s length transactions. Identifiable assets by segments are those assets that are used in each segment’s operations. The accounting policies for each of the segments are the same as for the Company taken as a whole.
The Company operates predominantly in three markets — Medical Devices, Electronic Manufacturing Services and Defense & Security Systems. Management initiated a full evaluation of our operations, including operating structure. This evaluation resulted in changes in fiscal 2010 to our analysis of how the components of Sparton’s business contribute to consolidated operating results and the overall level of desegregation of reported financial data, including the nature and number of operating segments, disclosure of segment information and the consistency of such information with internal management reports. Effective with the quarter ended September 30, 2009, we report our operating results under these three reportable business segments. Prior to this quarter, all of our operating units were aggregated into one line of business, EMS. The prior period presented also reflects this change.

Medical Devices (“Medical”) operations are comprised of development, design, production, distribution, and sales of complex and sophisticated medical related electromechanical devices with specialized needs, specifically in the design and manufacturing process, to assure product reliability and safety in accordance with Food and Drug Administration (FDA) guidelines and approvals. This group specializes in systems and procedures targeted to the requirements of medical Original Equipment Manufacturers (OEM) and Emerging Technology (ET) customers in the In Vitro Diagnostic and Therapeutic Device segments of the Medical Devices market space.
Electronic Manufacturing Services (“EMS”) operations are comprised of production and sales for customers that consist of circuit card assembly (CAA) and/or box build type product that do not necessarily fit into a specific market niche. Sparton has customers who manufacture products or sub-systems in markets such as military and commercial aerospace, chemical and explosives detection equipment, nuclear power plant monitoring equipment, manufacturing support equipment, and machine vision and motion stabilization camera systems. The common elements generally shared by our customers that produce the aforementioned products is the expectation of a low cost manufacturing solution which includes federal regulation (FAA, FDA, and ITAR) adherences, process elevation, and circuit card assembly design and configuration services such as electronic component tracking and obsolescence. Our EMS segment also includes the Company’s traditional aerospace sales for electronic manufacturing and design engineering services to both commercial and military customers. This market is subject to regulatory compliance and the product produced must meet applicable Federal Aviation Administration (FAA) regulations. Elimination amounts reflected in the below tables primarily result from the production of intercompany circuit boards that are then utilized in Defense & Security System product sales.
Defense & Security Systems (“DSS”) operations are comprised of development, design, production and sales of a number of technologically significant programs aimed at fulfilling government and commercial needs. Specializing in the development and production of complex electromechanical equipment used in DSS applications, Sparton designs and manufactures sonobuoys, an anti-submarine (ASW) device, used by the U.S. Navy and other free-world countries. This group also performs an engineering development function for the United States government and its defense contractors on a number of advanced technologies targeted as future defense products either as new defense product entries or for current product replacement. Technologies derived from the aforementioned products, coupled with internally developed and manufactured spin-off technologies, are sold commercially within the navigation system and the acoustic detection and communication system market spaces.
Operating results and certain other financial information about the Company’s three reportable segments for the three months ended September 30, 2009 and 2008 and as of fiscal year ended June 30, 2009 were as follows:

	September 30, 2009
				Other
	Medical	EMS	DSS	Unallocated	Eliminations	Total

SALES	$19,556,000	$19,223,000	$13,345,000	$—	$(4,020,000)	$48,104,000
GROSS PROFIT	$2,982,000	$1,018,000	$3,420,000	$—	$—	$7,420,000
OPERATING INCOME (LOSS)	$1,912,000	$(293,000)	$2,927,000	$(2,714,000)	$—	$1,832,000
RESTRUCTURING	$—	$455,000	$—	$421,000	$—	$876,000
DEPRECIATION/AMORTIZATION	$153,000	$230,000	$40,000	$4,000	$—	$427,000
TOTAL ASSETS	$51,836,000	$35,080,000	$8,683,000	$27,554,000	$—	$123,153,000

	September 30, 2008
				Other
	Medical	EMS	DSS	Unallocated	Eliminations	Total

SALES	$14,102,000	$34,541,000	$8,176,000	$—	$(2,823,000)	$53,996,000
GROSS PROFIT	$1,272,000	$619,000	$770,000	$—	$—	$2,661,000
OPERATING INCOME (LOSS)	$321,000	$(1,092,000)	$49,000	$(2,131,000)	$—	$(2,853,000)
RESTRUCTURING	$—	$279,000	$—	$—	$—	$279,000
DEPRECIATION/AMORTIZATION	$168,000	$281,000	$49,000	$1,000	$—	$499,000

	June 30, 2009
				Other
	Medical	EMS	DSS	Unallocated	Eliminations	Total

TOTAL ASSETS	$53,424,000	$41,364,000	$19,444,000	$40,770,000	$—	$155,002,000

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
Other risks and uncertainties that may affect our operations, performance, growth forecasts and business results include, but are not limited to, timing and fluctuations in U.S. and/or world economies, sharp volatility of world financial markets over a short period of time, competition in the overall contract manufacturing business, availability of production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, foreign currency exchange rate risk, uncertainties associated with the outcome of litigation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation, customer labor and work strikes, and uncertainties related to defects discovered in certain of the Company’s aerospace circuit boards. Further risk factors are the availability and cost of materials. A number of events can impact these risks and uncertainties, including potential escalating utility and other related costs due to natural disasters, as well as political uncertainties such as the conflict in Iraq. The Company has encountered availability and extended lead time issues on some electronic components due to strong market demand; this resulted in higher prices and/or late deliveries. In addition, some electronics components used in production are available from a limited number of suppliers, or a single supplier, which may affect availability and/or pricing. Additionally, the timing of sonobuoy sales to the U.S. Navy is dependent upon access to the test range and successful passage of product tests performed by the U.S. Navy. Reduced governmental budgets have made access to the test range less predictable and less frequent than in the past. Additional risk factors that have arisen more recently include dependence on key personnel, recent volatility in the stock markets, and the impact on the Company’s pension plan. Finally, the Sarbanes-Oxley Act of 2002 required changes in, and formalization of, some of the Company’s corporate governance and compliance practices. The SEC and NYSE also passed rules and regulations requiring additional compliance activities. Compliance with these rules has increased administrative costs, and it is expected that certain of these costs will continue indefinitely. A further discussion of the Company’s risk factors has been included in Part I, Item 1(a), “Risk Factors”, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report.
EXECUTIVE SUMMARY
In summary, the major elements affecting fiscal 2010 first quarter net profit, compared to fiscal 2009 first quarter net loss, were as follows (in millions):

Net loss first quarter fiscal 2009		$(3.4)

Increase restructuring/impairment charges	$(0.6)
Decreased tax expense	0.2
Improved gross margin on EMS programs	0.4
Improved gross margin on DSS programs	2.7
Improved gross margin on Medical programs	1.7
Decreased selling and administrative expenses	0.5
Other	(0.1)

Net change		4.8

Net profit first quarter fiscal 2010		$1.4

Fiscal 2010 was impacted by:
-	Increased margin on DSS programs due to successful lot acceptance resulting in minimal rework costs, improved pricing and a greater mix of products sold to foreign governments.

-	Increased margin on Medical programs due to favorable material costs, improved pricing, and facility consolidation.

-	Increased margin on EMS programs due to cost reductions associated with the plant consolidations and disengagement with unprofitable customers.

-	Decreased translation/transactions exchange gains from prior period related to the closure of the Canadian facility.

-	Restructuring/impairment charges of approximately $0.9 million in fiscal 2010, $0.6 million above prior period.

-	Increased pension expense of $0.3 million above the same period last year.

-	Increased margin of $0.3 million resulting from disengagement agreement with one EMS aerospace customer.

-	Decreased selling and administrative expenses due to closure of several production facilities and other cost reduction actions implemented in fiscal 2009.
In fiscal 2009 Sparton announced several actions that were being taken as part of the Company’s turnaround strategy. Included among these actions were a reduction in force, the closure of the Jackson, Michigan and London, Ontario facilities, changes in certain employee benefit plans and the disengagement from a significant customer. Additionally, management initiated a full evaluation of our operations, including operating structure. This evaluation resulted in changes in fiscal 2010 to our analysis of how the components of Sparton’s business contribute to consolidated operating results and the overall level of disaggregation of reported financial data, including the nature and number of operating segments, disclosure of segment information and the consistency of such information with internal management reports. The management discussion and analysis of operations disclosure in this report has been revised in order to be consistent with the changes that were implemented. Operating results and certain other financial information related to the Company’s segments is presented in Note 11 to the Condensed Consolidated Financial Statements, which includes intercompany elimination presentation.

RESULTS OF OPERATIONS
The following table presents consolidated statement of operations data as a percentage of net sales for the three months ended September 30, 2009 and 2008:

	2009	2008
Net sales	100.0%	100.0%
Costs of goods sold	84.6	95.1

Gross profit	15.4	4.9
Selling and administrative expenses	9.5	9.5
Restructuring/impairment charges	1.8	0.5
Other operating expense — net	0.3	0.2

Operating income (loss)	3.8	(5.3)
Other expense — net	(0.8)	(0.5)

Income (loss) before income taxes	3.0	(5.8)
Provision for income taxes	0.1	0.4

Net income (loss)	2.9%	(6.2)%

Sales for the three months ended September 30:

	2009		2008
SEGMENT	Total	% of total	Total	% of total	% Change

Medical	$19,556,000	41%	$14,102,000	26%	39%
EMS	19,223,000	40	34,541,000	64	(44)
DSS	13,345,000	28	8,176,000	15	63
Eliminations	(4,020,000)	(9)	(2,823,000)	(5)	142

Totals	$48,104,000	100%	$53,996,000	100%	(11)%

Net sales for the three months ended September 30, 2009 totaled $48,104,000, a decrease of $5,892,000 (or 11%) from the same quarter last year. Medical sales increased $5,454,000 from the same quarter last year. This increase in sales was primarily due to increased sales volume to one customer, with several programs, whose sales increased $3,721,000 from the same period in the prior year, as this customer continued to expand its overall market. A second customer contributed $2,767,000 of sales above the same period in the prior year, as they acquired product and resumed production from a developer that was in bankruptcy. EMS decreased from the prior year by $15,318,000, primarily due to decreased sales to three customers, whose combined decrease totaled $12,987,000 from the prior year. Sparton disengaged with two of these customers as of June 30, 2009. The third customer, Honeywell, is in the process of disengagement. DSS sales were significantly above the first quarter of last year, showing an increase of $5,169,000 due to higher U.S. Navy product volume and successful sonobuoy lot acceptance testing in the current fiscal year. Sonobuoy sales to foreign governments, which were $1,195,000 above those for the same period in the prior year, also contributed to the increase. Eliminating sales result primarily from the production of intercompany circuit boards (EMS sales) that are then utilized in DSS product sales.
The majority of the Company’s sales are to a small number of key strategic and large OEM customers. Sales to the six largest customers, including DSS sales, accounted for approximately 85% and 67% of net sales for the first three months of fiscal 2010 and 2009, respectively. Five of the six largest customers, including DSS, were also included in the top six customers for the same period last year. Siemens Diagnostics, a Medical customer, contributed 22% and 13% of total sales during the three months ended September 30, 2009 and 2008, respectively. One EMS customer, Goodrich, contributed 11% and 7% for the three months ended September 30, 2009 and 2008, respectively. A second EMS customer, Honeywell, with several facilities to which we supplied product, provided 8% and 18% of total sales for the three months ended September 30, 2009 and 2008, respectively. On March 16, 2009, the Company disclosed its termination of the agreements with Honeywell. Margins associated with this customer are approximately $288,000 above those for the same period in the prior year on significantly reduced sales.
Gross profit for the three months ended September 30:

	2009		2008
SEGMENT	Total	GP%	Total	GP%

Medical	$2,982,000	15%	$1,272,000	9%
EMS	1,018,000	5	619,000	2
DSS	3,420,000	26	770,000	9

Totals	$7,420,000	15%	$2,661,000	5%

The gross profit percentage for the three months ended September 30, 2009 was 15%, a significant increase from 5% for the same period last year. Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and costs associated with new program introduction. The gross profit percentage on Medical sales increased to 15% from 9% for the three months ended September 30, 2009 and 2008, respectively. This improvement in margins on Medical sales was due to improved pricing on several existing products. In addition, favorable product mix and new product sales in fiscal 2010 included several new contracts with higher margins. Finally, changes from the recent consolidation of manufacturing operations allowed for the realization of greater operating efficiencies. The gross profit percentage on EMS sales increased to 5% from 2% for the three months ended September 30, 2009 and 2008, respectively. The improvement in gross profit was mainly attributable to the reduced overhead costs associated with the plant closings and the consolidation of EMS operations. In addition, margin was favorably impacted by improved performance and price increases to certain customers, including Honeywell, a customer with whom we are disengaging. Margin on Honeywell contracts increased by $288,000, while sales to this customer decreased $6,010,000 compared to the same three month period in the prior year. In addition, margin for the three months ended September 30, 2008 was favorably impacted by translation adjustments related to inventory and costs of goods sold, in the aggregate, amounting to a gain of $838,000. There were no translation adjustments related to inventory and costs of goods sold for the three months ended September 30, 2009. Plant closures and restructuring activities are discussed further in Note 10 of the Condensed Consolidated Financial Statements. The gross profit percentage on DSS sales increased to 26% from 9% for the three months ended September 30, 2009 and 2008, respectively. The improvement in gross margin was attributable to minimal rework as a result of successful sonobuoy drop tests. Based on the successful sonobuoy drop tests, the Company adjusted its reserve for estimated cost of rework in the quarter ended September 30, 2009, resulting in an increase to gross profit of $567,000 above the same period in prior year. In addition, margin was favorably impacted by increased foreign sonobuoy sales which generate increased margins due to an improved pricing structure.
Operating income (loss) for the three months ended September 30:

	2009		2008
SEGMENT	Total	% of sales	Total	% of sales

Medical	$1,912,000	10%	$321,000	2%
EMS	(293,000)	(2)	(1,092,000)	(3)
DSS	2,927,000	22	49,000	1
Other unallocated	(2,714,000)	—	(2,131,000)	—

Totals	$1,832,000	4%	$(2,853,000)	(5)%

Selling and administrative expenses for the three months ended September 30, 2009 decreased by $536,000, compared to the same period in the prior year, primarily due to decreased costs resulting from the closing of several production facilities. In addition, two reductions in force in the second half of fiscal 2009 further reduced costs in fiscal 2010.
Restructuring and impairment charges were $876,000 and $279,000 for the three months ended September 30, 2009 and 2008, respectively, of which $455,000 and $279,000 were included in the EMS operating results for those periods. For a further discussion of the restructuring activity see Note 10 to the Condensed Consolidated Financial Statements.
Interest expense of $259,000 and $369,000 for the three months ended September 30, 2009 and 2008, respectively, net of capitalized deferred financing costs of $744,000 for the three months ended September 30, 2009, decreased due to the payment of a significant portion of the Company’s debt. The line-of-credit and bank term debt was paid off with available cash on August 14, 2009.
Other income (expense)-net for the three months ended September 30, 2009 was $(136,000), versus $5,000 in the first quarter of fiscal 2009. Increased other expense was primarily due to ongoing expenses at closed facilities. Translation adjustments, not related to costs of goods sold, along with gains and losses from foreign currency transactions, in the aggregate, amounted to a gain of $6,000 and $59,000 for the three months ended September 30, 2009 and 2008, respectively.
The Company is responsible for income taxes within each jurisdiction. Income tax expense of $34,000 for the quarter ended September 30, 2009, compared to expense of $221,000 for the same period in the prior year. A further discussion of taxes is included under Income Taxes later in the Critical Accounting Policies and Estimates section.
Due to the factors described above, the Company reported net income of $1,405,000 ($0.14 per share, basic and diluted) for the three months ended September 30, 2009, compared to a net loss of $3,362,000 ($(0.34) per share, basic and diluted) for the corresponding period last year.

LIQUIDITY AND CAPITAL RESOURCES
Until the past several years, the primary source of liquidity and capital resources had historically been generated from operations. In recent periods, borrowings on the Company’s revolving line-of-credit facility have increasingly been relied on to provide necessary working capital in light of significant operating cash flow deficiencies sustained primarily since fiscal 2007. During fiscal 2009, the Company generated $38.2 million of operating cash flows, primarily due to reductions in inventory levels and certain DSS contracts allowing for billings to occur when certain milestones under the program are reached, independent of the amount expended as of that point. These billings reduce the amount of cash that would otherwise be required during the performance of these contracts. As of September 30 and June 30, 2009, $23.0 million and $25.1 million, respectively, of billings in excess of costs were received. The Company expects to meet its liquidity needs through a combination of sources including, but not limited to, operations, its line-of-credit, continued interim billings on certain DSS contracts, the potential proceeds from sales of closed facilities, and improved cash flow from changes in how the Company manages inventory. It is anticipated that usage of the line-of-credit and interim government billings will continue to be a component in providing Sparton’s working capital. Improving operating cash flow is one of Sparton’s priorities, which includes the continued focus on reducing inventory levels carried. With the above sources providing the expected cash flows, the Company believes that we will have sufficient liquidity for our anticipated needs over the next 12 months.
For the three months ended September 30, 2009, cash and cash equivalents decreased $15,543,000 to $20,718,000. Operating activities provided $5,137,000 in fiscal 2010 and used $806,000 in fiscal 2009 in net cash flows. The primary use of cash from operating activities in fiscal 2010 was the payment of accounts payable and accrued liabilities. Payables and accrued liabilities have decreased as a result of the closing of several facilities, reduced volume of inventory purchases, and pension contributions in the first quarter of fiscal 2010. The primary source of cash from operating activities in fiscal 2010 was the decrease in accounts receivable, reflective of collections on government milestone contracts, collection of receivables from disengaging customers, and the large volume of sales during the fourth quarter of fiscal 2009. The primary use of cash from operating activities in fiscal 2009 was for the payment of accounts payable and accrued liabilities, as well as funding operating losses, while the primary source of cash in fiscal 2009 was the decrease in inventories and accounts receivable.
Cash flows used in investing activities in fiscal 2010 and 2009 totaled $1,009,000 and $1,738,000, respectively, and were primarily for the payment of contingent purchase consideration to the prior owners of Astro. The purchase of property, plant and equipment in fiscal 2009 was primarily related to new roofing at one facility.
Cash flows used in financing activities in fiscal 2010 were $19,671,000. Cash flows provided by financing activities in fiscal 2009 were $1,475,000. The primary uses of cash from financing activities in fiscal 2010 and 2009 was the repayment of debt. The primary source of cash from financing activities in 2009 was from increased borrowings on the Company’s bank line-of-credit facility. In the three months ended September 30, 2009, the Company paid off the existing balance on its line-of-credit facility totaling $15,500,000 and the remaining balance on its term loan with National City Bank of $3,400,000.
Historically, the Company’s market risk exposure to foreign currency exchange and interest rates on third party receivables and payables was not considered to be material, principally due to their short-term nature and the minimal amount of receivables and payables designated in foreign currency. However, due to the greater volatility of the Canadian dollar, the impact of transaction and translation gains on intercompany activity and balances increased in fiscal 2009. With the closure of the Canadian facility, as discussed further below, however, it is anticipated that the impact in fiscal 2010 and future periods will decrease.
As of September 30, 2009, the Company’s bank line-of-credit facility totaled $20 million, with no borrowings against the available funds. This bank debt was subject to certain customary covenants which were met at September 30, 2009. There are notes payable totaling $2.0 million outstanding to the former owners of Astro, as well as $2.1 million of Industrial Revenue Bonds. Borrowings are discussed further in Note 5 to the Condensed Consolidated Financial Statements.
At September 30 and June 30, 2009, the aggregate DSS funded backlog was approximately $63 million and $69 million, respectively. Commercial backlog as of September 30 and June 30, 2009, totaled $48 million and $55 million, respectively. Commercial orders, in general, may be rescheduled or cancelled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the September 30, 2009 backlog is expected to be realized in the next 12-15 months.

On June 17, 2008, Sparton announced its commitment to close the Albuquerque, New Mexico facility of Sparton Technology, Inc., a wholly-owned subsidiary of Sparton. The Albuquerque facility primarily produced circuit boards for the customers operating in the EMS market. The closure of this plant was in October 2008. The land and building in Albuquerque is currently marketed for sale. The majority of the other assets and equipment were relocated to other Sparton facilities. The net book value of the land and building to be sold, which as of September 30, 2009 totaled $5,022,000, is reported as held for sale on the Company’s balance sheet as a current asset at that date, and reflects a $787,000 facility impairment charge in fiscal 2009 against its carrying amount. Depreciation on these assets ceased in October 2008.
On February 6, 2009, the Sparton announced a reduction in force. The reduction involved 6% of the approximately 1,000 employees employed at that time. Approximately $248,000 of severance cost related to this reduction in force was incurred during the third quarter of fiscal 2009, as the employees received severance packages consistent with Company policy.
On March 4, 2009, Sparton announced the closing of its Jackson, Michigan manufacturing operations. Products manufactured in Jackson were transferred to the Company’s production facilities in Brooksville, Florida, and Ho Chi Minh City, Vietnam. Customer orders were not affected by the transfer to other facilities. The closing affected 39 salaried and 167 hourly employees who received severance packages consistent with Company policy. Production has ceased, with the closing of the facility substantially complete. In October 2009, the land and building was listed for sale.
On March 30, 2009, Sparton announced the closing of its London, Ontario, Canada, production facility. The closing was in response to market and economic conditions that have resulted in the facility being underutilized because of significantly decreased customer volumes. Twenty-four salaried and 63 hourly employees were affected, and received severance packages consistent with Company policy. Remaining customer business was transferred to Sparton’s Brooksville, Florida, facility. The closure has been completed. In October 2009, the land and building was listed for sale.
Both the closure of the Jackson, Michigan and London, Ontario, Canada facilities, as well as a second reduction in force in April 2009 in addition to the earlier reduction in force in February, resulted in significant restructuring costs in fiscal 2009. Restructuring and impairment costs in fiscal 2009 totaled $7,008,000. Costs include employee severance, transfer of production to other facilities, facility closure costs, contract termination costs, impairment charges, and other associated costs and expenses. Additional costs of approximately $404,000 for the closure of the Jackson facility and $51,000 for the London facility were recorded during the first quarter of fiscal 2010, which amounts include $113,000 and $37,000 of impairment charges, respectively. For further discussion of these closures and the range of the estimated restructuring costs, see Note 10 to the Condensed Consolidated Financial Statements.
On June 18, 2009, the Company announced the relocation of our Jackson, Michigan headquarters to a leased executive office in Schaumburg, Illinois. In connection with this relocation, we expect to incur costs of approximately $1,000,000, of which a significant portion is expected to be recognized during fiscal 2010. As of September 30, 2009, approximately $553,000 has been expensed, which includes $421,000 and $132,000 during the three months ended September 30 and June 30, 2009, respectively.
On October 15, 2009, $3,129,000 of cash was utilized to establish a trust, the Sparton Corporation Financial Assurance Trust, for the remediation activity at one of Sparton’s former facilities. The funds are held in Sparton’s name and are invested with Sparton receiving the benefit of the investment return. These funds are available for use to satisfy the $4,932,000 of expected remediation liability reflected in the September 30, 2009 balance sheet. For further discussion of this remediation activity, see Note 6 to the Condensed Consolidated Financial Statements.
At September 30, 2009, the Company had $56,301,000 in shareowners’ equity ($5.66 per share), $32,096,000 in working capital, and a 1.58:1 working capital ratio. The Company believes we have sufficient liquidity for our presently anticipated needs over the next 12-18 months, but no assurances regarding liquidity can be made. Sources of liquidity to meet our anticipated needs may include the use of our line-of-credit facility.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Information regarding the Company’s long-term debt obligations, environmental liability payments, operating lease payments, and other commitments is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. As discussed in Note 9 to that Annual Report, in connection with the replacement credit facility obtained in August, 2009, the Company paid the remaining $3.4 million balance on the bank term loan. In addition, as of June 30, 2009, there were $24.7 million of non cancelable purchase orders outstanding. This amount has decreased to $19.6 million as of September 30, 2009. Other than as noted above, there have been no material changes in the nature or amount of the Company’s contractual obligations since June 30, 2009.

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
Environmental Contingencies
One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been the subject of ongoing investigations and remediation efforts conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). As discussed in Note 6 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, Sparton has accrued its estimate of the minimum future non-discounted financial liability. The estimate was developed using existing technology and excludes on-going legal and related consulting costs. The minimum cost estimate includes equipment, operating and monitoring costs for both onsite and offsite remediation. Sparton recognizes legal and consulting services in the periods incurred and reviews its EPA accrual activity quarterly. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes in these estimates.
Government Contract Cost Estimates
Government production contracts are accounted for based on completed units accepted with respect to revenue recognition and their estimated average cost per unit regarding costs. Losses for the entire amount of the contract are recognized in the period when such losses are determinable. Significant judgment is exercised in determining estimated total contract costs including, but not limited to, cost experience to date, estimated length of time to contract completion, costs for materials, production labor and support services to be expended, and known issues on remaining units to be completed. In addition, estimated total contract costs can be significantly affected by changing test routines and procedures, resulting design modifications and production rework from these changing test routines and procedures, and limited range access for testing these design modifications and rework solutions. Estimated costs developed in the early stages of contracts can change, sometimes significantly, as the contracts progress, and events and activities take place. Changes in estimates can also occur when new designs are initially placed into production. The Company formally reviews its costs incurred-to-date and estimated costs to complete on all significant contracts at least quarterly and revised estimated total contract costs are reflected in the financial statements. Depending upon the circumstances, it is possible that the Company’s financial position, results of operations and cash flows could be materially affected by changes in estimated costs to complete on one or more significant government contracts. Advance billings in excess of inventoried costs are included in current liabilities. At September 30 and June 30, 2009, current liabilities includes billings in excess of costs of $23.0 million and $25.1 million, respectively, on government contracts.
Inventory Valuation Allowances
Inventory valuation allowances for customer inventories require a significant degree of judgment. These allowances are influenced by the Company’s experience to date with both customers and other markets, prevailing market conditions for raw materials, contractual terms and customers’ ability to satisfy these obligations, environmental or technological materials obsolescence, changes in demand for customer products, and other factors resulting in acquiring materials in excess of customer product demand. Contracts with some commercial customers may be based upon estimated quantities of product manufactured for shipment over estimated time periods. Raw material inventories are purchased to fulfill these customer requirements. Within these arrangements, customer demand for products frequently changes, sometimes creating excess and obsolete inventories.
The Company regularly reviews raw material inventories by customer for both excess and obsolete quantities, with adjustments made accordingly. As of September 30 and June 30, 2009, related inventory reserves totaled $3,650,000 and $3,732,000, respectively. Wherever possible, the Company attempts to recover its full cost of excess and obsolete inventories from customers or, in some cases, through other markets. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income and a valuation allowance is established for the difference between the carrying cost and the estimated realizable amount. Conversely, should the disposition of adjusted excess and obsolete inventories result in recoveries in excess of these reduced carrying values, the remaining portion of the valuation allowance is reversed and taken into income when such determinations are made. It is possible that the Company’s financial position, results of operations and cash flows could be materially affected by changes to inventory valuation allowances for customer excess and obsolete inventories.
Allowance for Probable Losses on Receivables
The accounts receivable balance is recorded net of allowances for amounts not expected to be collected from customers. The allowance is estimated based on historical experience of write-offs, the level of past due amounts, information known about specific customers with respect to their ability to make payments, and future expectations of conditions that might impact the collectibility of accounts. Accounts receivable are generally due under normal trade terms for the industry. Credit is granted, and credit evaluations are periodically performed, based on a customer’s financial condition and other factors. Although the Company does not generally require collateral, cash in advance or letters of credit may be required from customers in certain circumstances, including some foreign customers. When management determines that it is probable that an account will not be collected, it is charged against the allowance for probable losses. The Company reviews the adequacy of its allowance monthly. The allowance for doubtful accounts considered necessary was $489,000 and $534,000 at September 30 and June 30, 2009, respectively. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Given the Company’s significant balance of government receivables and letters of credit from foreign customers, collection risk is considered minimal. Historically, uncollectible accounts have generally been insignificant, have generally not exceeded management’s expectations, and the minimal allowance is deemed adequate.
Pension Obligations
The Company calculates the cost of providing pension benefits under the provisions of applicable accounting standards. The key assumptions required within these provisions are used in making these calculations. The most significant of these assumptions are the discount rate used to value the future obligations and the expected return on pension plan assets. The discount rate is consistent with market interest rates on high-quality, fixed income investments. The expected return on assets is based on long-term returns and assets held by the plan, which is influenced by historical averages. If actual interest rates and returns on plan assets materially differ from the assumptions, future adjustments to the financial statements would be required. While changes in these assumptions can have a significant effect on the pension benefit obligation and related unrecognized gain or loss accounts, the effect of changes in these assumptions is not expected to have the same relative effect on net periodic pension expense in the near term. While these assumptions may change in the future based on changes in long-term interest rates and market conditions, there are no known expected changes in these assumptions as of September 30, 2009. To the extent the assumptions differ from actual results, there would be a future impact on the financial statements. The extent to which this will result in future recognition or acceleration of expense is not determinable at this time as it will depend upon a number of variables, including trends in interest rates and the actual return on plan assets. Effective April 1, 2009, the Company froze participation in, and the accrual of, benefits in the Plan as part of our restructuring actions.
In fiscal 2009 a settlement loss of $1,133,000 was recognized as a result of lump-sum benefit distributions arising from workforce reductions. Substantially all plan participants elect to receive their retirement benefit payments in the form of lump-sum settlements. Pro rata settlement adjustments, which can occur as a result of these lump-sum payments, are recognized only in years when the total of such settlement payments exceed the sum of the service and interest cost components of net periodic pension expense. The amount of lump-sum retirement payments can vary greatly in any given year. Given the probability of the occurrence of an additional settlement loss in fiscal 2010 an accrual of $313,000 has been made for the quarter ended September 30, 2009. Lump-sum benefit payments are monitored regularly and if the level of payments should exceed the current estimated interest costs by an amount in excess of that currently estimated for the remainder of the fiscal year, an additional settlement adjustment will be considered and recorded, if applicable.
Sparton recognizes the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligation) of its plan, with a corresponding adjustment to accumulated other comprehensive income (loss), net of tax. The adjustment to accumulated other comprehensive income (loss) represents the balance of the net unrecognized actuarial losses and unrecognized prior service costs, at that date, all of which were previously netted against the plan’s funded status on Sparton’s balance sheet. Sparton initially recorded an after-tax, unrecognized loss in the amount of $1,989,000, which represents an increase directly to accumulated other comprehensive loss as of June 30, 2007. These amounts will be subsequently recognized as net periodic plan expenses pursuant to Sparton’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods, and that are not recognized as net periodic plan expenses in the same periods, will be recognized as a component of other comprehensive income (loss). The adoption of the balance sheet recognition provisions contained in recently applied new accounting guidance has no effect on Sparton’s consolidated statement of operations. The adoption of the measurement date change in fiscal 2009 resulted in transitional charges directly to the opening balances of retained earnings and accumulated other comprehensive loss of $253,000 and $143,000, net of tax, respectively.

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
The most recent such impairment analysis, which was performed during the first quarter of fiscal 2010, resulted in a $150,000 impairment charge related to two facilities. During the fourth quarter of fiscal 2009, $2,112,000 of impairment charges were incurred related to three facilities, all of which were closed as part of our restructuring actions. The impairment in both periods was primarily related to the Jackson, Michigan facility closure, whose valuation resulted in $113,000 and $1,253,000 of the charges in those periods, respectively.
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
Deferred Costs and Claims for Reimbursement
In the normal course of business, the Company from time to time incurs costs and/or seeks related reimbursements or recovery claims from third parties. Such amounts, when recovery is considered probable, are generally reported as other non current assets. Nevertheless, uncertainty is usually present in making these assessments and if the Company is not ultimately successful in recovering these recorded amounts, there could be a material impact on operating results in any one fiscal period. During the fiscal year ended June 30, 2009, the Company recognized losses of $0.2 million, in connection with adjusting certain recorded claims to their estimated net realizable values. See “Other Assets” in Note 1, and see Note 6 to the Condensed Consolidated Financial Statements for more information.
Income Taxes
Our estimates of deferred income taxes and the significant items giving rise to the deferred income tax assets and liabilities are disclosed in Note 7 to the Consolidated Financial Statements included in Item 8, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. These estimates reflect our assessment of actual future taxes to be paid or received on items reflected in the financial statements, giving consideration to both timing and probability of realization. The recorded net deferred income tax assets, while reduced during fiscal 2009 and 2008 by a significant valuation allowance, are subject to an ongoing assessment of their recovery, and our realization of these recorded benefits is dependent upon the generation of future taxable income within the United States. In fiscal 2009 the Company incurred continued operating losses in the United States. The valuation allowance, which was established in June 2008, was therefore increased for the losses, net of the change in certain deferred tax liabilities, and has also been allocated to other comprehensive loss, as appropriate. As of September 30, 2009 there was approximately $18.1 million of gross deferred tax assets allowance carried on the Company’s balance sheet. The gross deferred tax asset at September 30, 2009, is offset by a valuation of approximately $17.4 million. The Company has provided for income taxes based on the expected tax rate for the year.
Restructuring Accrual
The Company has recorded restructuring accruals, principally as a result of contract termination costs, work-force reductions, plant and other facility closings, and related equipment transfers and associated activities, and expects going forward to recognize additional provisions as a result of these actions. Generally, costs associated with restructuring activities are recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. However, in the case of leases, the expense is estimated and accrued when the property ceases to be used or is vacated. Given the significance of, and the timing of the execution of such activities, this process can involve periodic reassessments of estimates made at the time the original decisions were made. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to periodically record additional provisions or reverse a portion of such provisions.
OTHER
Litigation
One of Sparton’s facilities, located in Albuquerque, New Mexico, has been the subject of ongoing investigations conducted with the Environmental Protection Agency (EPA) under the Resource Conservation and Recovery Act (RCRA). The investigation began in the early 1980’s and involved a review of onsite and offsite environmental impacts.
At September 30, 2009, Sparton had accrued $4.9 million as its estimate of the future undiscounted minimum financial liability with respect to this matter. The Company’s cost estimate is based upon existing technology and excludes on-going legal and related consulting costs, which are expensed as incurred, and is anticipated to cover approximately the next 21 years. The Company’s estimate includes equipment and operating costs for onsite and offsite operations and is based on existing methodology. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally, a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. It is possible that cash flows and results of operations could be affected significantly by the impact of the ultimate resolution of this contingency.
Sparton is currently involved with other legal actions, which are disclosed in Part II, Item 1 - “Legal Proceedings” of this report. At this time, the Company is unable to predict the outcome of those claims.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
MARKET RISK EXPOSURE
The Company manufactures its products in the United States and Vietnam, and ceased manufacturing in Canada during the fourth quarter of fiscal 2009. Sales are to the U.S. and Canada, as well as other foreign markets. The Company is potentially subject to foreign currency exchange rate risk relating to intercompany activity and balances and to receipts from customers and payments to suppliers in foreign currencies. Also, adjustments related to the translation of the Company’s Canadian and

Vietnamese financial statements into U.S. dollars are included in current earnings. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in the domestic and foreign markets in which the Company operates. However, minimal third party receivables and payables are denominated in foreign currency and the related market risk exposure is considered to be immaterial. Historically, foreign currency gains and losses related to intercompany activity and balances have not been significant. However, due to the greater volatility of the Canadian dollar, the impact of transaction and translation gains has increased. With the closure of the Canadian facility, however, it is anticipated that the impact in fiscal 2010 and future periods will decrease.
The Company has financial instruments that are subject to interest rate risk, principally long-term debt associated with the SMS acquisition in May, 2006, and the line-of-credit facility with National City Business Credit, Inc. Historically, the Company has not experienced material gains or losses due to such interest rate changes. Based on the fact that interest rates periodically adjust to market values for the majority of our debt, interest rate risk is not considered to be significant.
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
Upon entering into the Consent Decree, the Company reviewed its estimates of the future costs expected to be incurred in connection with its remediation of the environmental issues associated with its Coors Road facility over the next 30 years. At September 30, 2009, the undiscounted minimum accrual for future EPA remediation approximates $4.9 million. The Company’s estimate is based upon existing technology and current costs have not been discounted. The estimate includes equipment, operating and maintenance costs for the onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes the required periodic reporting requirements. This estimate does not include legal and related consulting costs, which are expensed as incurred. On October 15, 2009, $3.1 million of cash was utilized to establish a trust, the Sparton Corporation Financial Assurance Trust, for the remediation expense associated with this site. This trust was established to meet the United States Environmental Protection Agency’s financial assurance requirements for the fiscal year ending June 30, 2010, with the trust to be drawn on only should Sparton not continue to meet its financial remediation requirements. The funds are held in Sparton’s name and are invested with Sparton receiving the benefit of the investment return. These funds are available for use against the $4.9 million of expected remediation liability reflected in the September 30, 2009 balance sheet. The trust will remain in place until the Company can again satisfy the EPA financial assurance requirements through compliance with financial ratios, as has been attained on an annual basis since fiscal year 2000. The Company’s first opportunity, under the annual filing requirements, to again regain compliance with the financial ratios is expected to be upon the completion of the June 30, 2010 fiscal year. Upon the successful compliance with the financial ratios, it is anticipated, the trust will be dissolved.
In 1998, STI commenced litigation in two courts against the United States Department of Energy (DOE) and others seeking reimbursement of Sparton’s costs incurred in complying with, and defending against, federal and state environmental requirements with respect to its former Coors Road manufacturing facility. Sparton also sought to recover costs being incurred by the Company as part of its continuing remediation at the Coors Road facility. In fiscal 2003, Sparton reached an agreement with the DOE and others to recover certain remediation costs. Under the agreement, Sparton was reimbursed a portion of the costs the Company incurred in its investigation and site remediation efforts at the Coors Road facility. Under the settlement terms, Sparton received cash and the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8,400,000, if any, from the date of settlement, thereby allowing Sparton to obtain some degree of risk protection against future costs.
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
Customer Relationships
The Company had an action before the U.S. Court of Federal Claims to recover damages arising out of an alleged infringement by the U.S. Navy of certain patents held by Sparton and used in the production of sonobuoys. Pursuant to an agreement between the Company and counsel conducting the litigation, a significant portion of the claim will be retained by the Company’s counsel in contingent fees if the litigation is successfully concluded. A trial of the matter was conducted by the court in April 2008, with a decision against Sparton filed in August 2009 and published in September 2009. In October 2009 an appeal of this unfavorable decision was filed with the Federal Circuit Court of Appeals. Due to this recent decision, management believes that the Company’s ability to obtain any recovery with respect to the claim is greatly diminished.

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
In August 2005, Sparton Electronics Florida, Inc. filed an action in the U.S. District Court, Middle District of Florida against Electropac Co. Inc. (“Electropac”) and a related party (the raw board manufacturer) to recover these costs. A trial was conducted in August 2008 and the trial court made a partial ruling in favor of Sparton; however, the court awarded an amount less than the previously deferred $2.8 million. Following this ruling, a provision for a loss of $0.8 million was established in the fourth quarter of fiscal 2008. Court ordered mediation was conducted following the court’s ruling and a settlement was reached in September 2008 for payment to the Company of $2.0 million plus interest. The settlement is secured by a mortgage on real property and a consent judgment. In December 2008, a recovery of $0.6 million against the $2.0 million was received with the remaining balance due in September 2009, at which time Electropac failed to make the scheduled payment. In the fourth quarter of fiscal 2009, the Company established a reserve of $0.2 million against the remaining settlement balance. As of September 30 and June 30, 2009, $1.2 million remains in other current assets in the Company’s balance sheet, compared to the $2.0 million reported in other non current assets as of June 30, 2008. The $1.2 million balance is expected to be received in fiscal 2010. If the defendants are unable to pay the final judgment, our before-tax operating results at that time could be adversely affected by up to $1.2 million.
Item 1(A). Risk Factors
Information regarding the Company’s Risk Factors is provided in Part I, Item 1(A) “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.
Item 4. Submission of Matters to a Vote of Security Holders
At the October 28, 2009 Annual Meeting of Shareowners of Sparton Corporation, a total of 9,027,289 of the Company’s shares were present or represented by proxy at the meeting. This represented more than 90% of the Company’s shares outstanding. Total shares outstanding and eligible to vote were 9,951,507, of which 924,218 did not vote.
Proposal 1: Election of Directors
The individuals named below were re-elected as Directors to serve a three-year term expiring in 2012:

	Votes FOR	Votes ABSTAINED
James D. Fast	7,839,421	1,187,868
James R. Swartwout	8,927,817	99,472
Cary B. Wood	8,928,524	98,765
Messrs. Joseph J. Hartnett, David P. Molfenter, William I. Noecker, Douglas R. Schrank, W. Peter Slusser and Dr. Lynda J.-S. Yang all continue as directors of the Company. Messrs. James N. DeBoer and Bradley O. Smith did not stand for re-election. There were no Broker Non-votes with respect to the election of directors.
Proposal 2: Ratification of the appointment of the independent auditor for the Company
Ratification of the appointment of the Company’s current independent auditors, BDO Seidman, LLP, was presented to the shareowners for vote. BDO Seidman, LLP was ratified as the Company’s independent auditors for fiscal year 2010, with 8,927,048 votes cast FOR, 91,596 votes cast AGAINST, 8,645 votes ABSTAINED, and zero BROKER NON-VOTES.
Proposal 3: Proposal to Approve the Sparton Corporation 2010 Long-Term Stock Incentive Plan
The Company’s proposed 2010 Long-Term Stock Incentive Plan was presented to the shareowners for vote. The plan was approved, with 5,418,328 votes cast FOR, 904,806 votes cast AGAINST, 300,142 votes ABSTAINED, and 2,404,013 BROKER NON-VOTES.
Item 5. Other Information
NONE

Item 6. Exhibits

3.1	By-Laws of the Registrant as amended, incorporated herein by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 3, 2008.

3.2	Amended Articles of Incorporation of the Registrant, incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended September 30, 2004.

3.3	Amended Code of Regulations of the Registrant, incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended September 30, 2004.

10.1	Amended and Restated Revolving Credit and Security Agreement dated August 14, 2009 among the Company, its subsidiaries and National City Business Credit, Inc., incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2009.

10.2	Post-closing Agreement dated August 14, 2009 among the Company, its subsidiaries and National City Business Credit, Inc., incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2009.

10.3	Long-Term Stock Option Incentive Plan (the “LTIP”) dated September 8, 2009, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2009.

31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTON CORPORATION
Date: November 16, 2009	/s/ CARY B. WOOD
Cary B. Wood, President and Chief Executive Officer

Date: November 16, 2009	/s/ GREGORY A. SLOME
Gregory A. Slome, Senior Vice President and Chief Financial Officer