Form 10-Q
period 2009-12-31
SPARTON CORP
filed 2010-02-12
CIK 92679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 1-1000

Sparton Corporation
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	38-1054690 (I.R.S. Employer Identification No.)

425 N. Martingale Road, Suite 2050, Schaumburg, Illinois (Address of principal executive offices)	60173-2213 (Zip code)
(847) 762-5800
(Registrant’s telephone number, including zip code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of February 10, 2010, there were 9,978,507 shares of common stock, $1.25 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SPARTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share amounts)

	December 31,	June 30,
	2009	2009 (a)
Assets
Current Assets:
Cash and cash equivalents	$12,012	$36,261
Accounts receivable, net of allowance for doubtful accounts of $365 and $534, respectively	21,740	38,163
Inventories and costs of contracts in progress, net	31,888	38,435
Deferred income taxes	2,135	35
Property held for sale	6,044	5,129
Prepaid expense and other current assets	2,853	1,992

Total current assets	76,672	120,015
Property, plant and equipment, net	8,611	9,833
Goodwill	17,693	17,693
Other intangible assets, net	5,036	5,270
Restricted cash	3,129	—
Other non-current assets	3,045	2,191

Total assets	$114,186	$155,002

Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term bank borrowings	$—	$15,500
Current portion of long-term debt	1,145	4,142
Accounts payable	10,866	26,418
Accrued salaries and wages	3,651	5,023
Accrued health benefits	1,281	1,578
Current portion of pension liability	160	1,097
Restructuring Accrual	936	2,365
Advance billings on customer contracts	19,682	25,103
Other accrued liabilities	5,129	5,891

Total current liabilities	42,850	87,117
Deferred income taxes — non-current	1,340	1,135
Pension liability — non-current portion	3,234	4,061
Long-term debt — non-current portion	1,857	3,317
Environmental remediation — non-current portion	4,336	4,477

Total liabilities	53,617	100,107

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, no par value; 200,000 shares authorized, none outstanding	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 9,978,507 and 9,951,507 shares outstanding, respectively	12,473	12,439
Capital in excess of par value	20,021	19,671
Retained earnings	32,239	27,586
Accumulated other comprehensive loss	(4,164)	(4,801)

Total shareholders’ equity	60,569	54,895

Total liabilities and shareholders’ equity	$114,186	$155,002

(a)	Derived from the Company’s audited financial statements as of June 30, 2009.
See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except share data)

	For the Three Months Ended		For the Six Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Net sales	$47,223	$54,516	$95,327	$108,512
Cost of goods sold	39,082	50,619	79,766	101,954

Gross profit	8,141	3,897	15,561	6,558

Operating Expense:
Selling and administrative expenses	5,151	4,954	9,731	10,071
Amortization of intangibles	117	121	234	241
Restructuring/impairment charges	1,007	31	1,883	310
Other, net	556	19	571	17

Total operating expense	6,831	5,125	12,419	10,639

Operating income (loss)	1,310	(1,228)	3,142	(4,081)

Other income (expense)
Interest expense	(203)	(489)	(462)	(858)
Interest income	8	16	16	30
Equity income (loss) in investment	36	(23)	24	(20)
Canadian translation adjustment	(28)	(1,090)	(22)	(1,031)
Other, net	196	—	60	5

Other income (expense)	9	(1,586)	(384)	(1,874)

Income (loss) before provision for income taxes	1,319	(2,814)	2,758	(5,955)
Provision for (benefit from) income taxes	(1,929)	(23)	(1,895)	198

Net income (loss)	$3,248	$(2,791)	$4,653	$(6,153)

Income (loss) per share of common stock — basic and diluted	$0.33	$(0.28)	$0.47	$(0.63)

Weighted average shares of common stock outstanding — basic and diluted	9,964,420	9,811,507	9,957,964	9,811,507

See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	For the Six Months Ended
	December 31,	December 31,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$4,653	$(6,153)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	739	968
Amortization of deferred financing costs	126	—
Deferred income tax expense (benefit)	(1,895)	144
Equity loss (income) in investment	(24)	20
Pension expense	723	515
Stock-based compensation expense	384	115
Non-cash restructuring/impairment charges	150	—
Net gain on sale of property, plant and equipment	—	15
Other, deferred assets	—	600
Changes in operating assets and liabilities:
Accounts receivable	16,423	29
Inventories, prepaid expenses and other current assets	5,571	7,707
Advance billings on customer contracts	(5,421)	—
Accounts payable and accrued liabilities	(20,534)	1,328

Net cash provided by operating activities	895	5,288
Cash Flows from Investing Activities:
Additional goodwill from SMS acquisition	(977)	(1,057)
Change in restricted cash	(3,129)	—
Purchases of property, plant and equipment	(687)	(1,015)
Proceeds from sale of property, plant and equipment	450	7
Other, principally change in non-current assets	—	(4)

Net cash used in investing activities	(4,343)	(2,069)
Cash Flows from Financing Activities:
Net short-term bank borrowings (repayments)	(15,500)	2,000
Repayment of long-term debt	(4,457)	(2,600)
Payment of debt financing costs	(844)	—

Net cash used in financing activities	(20,801)	(600)

Net increase (decrease) in cash and cash equivalents	(24,249)	2,619
Cash and cash equivalents at beginning of period	36,261	2,928

Cash and cash equivalents at end of period	$12,012	$5,547

Supplemental disclosure of cash flow information:
Cash paid for interest	$329	$775
Cash paid for income taxes	$4	$290
See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(Dollars in thousands, except share data)

	Six Months Ended December 31, 2009
			Capital		Accumulated Other
	Common Stock		In Excess	Retained	Comprehensive
	Shares	Amount	of Par Value	Earnings	Income (loss)	Total
Balance at June 30, 2009	9,951,507	$12,439	$19,671	$27,586	$(4,801)	$54,895
Stock grants issued	27,000	34	(34)	—	—	—
Stock-based compensation	—	—	384	—	—	384
Comprehensive income (loss), net of tax:
Net income	—	—	—	4,653	—	4,653
Change in unrecognized pension costs	—	—	—	—	637	637

Comprehensive income						5,290

Balance at December 31, 2009	9,978,507	$12,473	$20,021	$32,239	$(4,164)	$60,569

	Six Months Ended December 31, 2008
			Capital		Accumulated Other
	Common Stock		In Excess	Retained	Comprehensive
	Shares	Amount	of Par Value	Earnings	Income (loss)	Total
Balance at June 30, 2008	9,811,507	$12,264	$19,651	$43,592	$(4,647)	$70,860
Restricted stock grants issued	120,000	150	(150)	—	—	—
Stock-based compensation	—	—	115	—	—	115

Comprehensive income (loss), net of tax:
Net loss	—	—	—	(6,153)	—	(6,153)
Change in unrecognized pension costs	—	—	—	—	95	95

Comprehensive loss						(6,058)

Balance at December 31, 2008	9,931,507	$12,414	$19,616	$37,439	$(4,552)	$64,917

See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Business and Basis of Presentation
     Sparton Corporation (the “Company” or “Sparton”) is a provider of complex and sophisticated electromechanical devices with capabilities that include concept development, industrial design, design and manufacturing engineering, production, distribution, and field service. The primary markets served are in the Medical Device, Defense & Security Systems, and Electronic Manufacturing Services industries with a focus on federally regulated markets. Effective for fiscal 2010, we report our operating results under these three reportable business segments. For a more complete discussion of segment reporting, see Note 12. All of the Company’s facilities are registered to ISO standards, including 9001 or 13485, with most having additional certifications. The Company’s products and services include products for Original Equipment Manufacturers and Emerging Technology customers that are microprocessor-based systems that include transducers, printed circuit boards and assemblies, sensors, and electromechanical components, as well as development and design engineering services relating to these product sales. Sparton also develops and manufactures sonobuoys, an anti-submarine warfare (ASW) device, used by the United States Navy and other free-world countries. Many of the physical and technical attributes in the production of sonobuoys are similar to those required in the production of the Company’s other electrical and electromechanical products and assemblies.
     The unaudited condensed consolidated balance sheets as of December 31, 2009 and June 30, 2009, the unaudited condensed consolidated statements of operations for the three and six months ended December 31, 2009 and 2008, the unaudited condensed consolidated statements of cash flows for the six months ended December 31, 2009 and 2008, the unaudited condensed consolidated statements of shareholders’ equity for the six months ended December 31, 2009 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial information presented herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, which includes information and disclosures not presented herein. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications of prior year amounts have been made to conform to the current year presentation. Subsequent events have been evaluated through February 12, 2010, the date these financial statements were issued. In the opinion of management, the unaudited condensed consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three and six months ended December 31, 2009 are not indicative of the results that may be expected for the full fiscal year 2010.
(2) Summary of Significant Accounting Policies
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
     Revenue recognition — The Company’s net sales are comprised primarily of product sales, with supplementary revenues earned from engineering and design services. Standard contract terms are FOB shipping point. Revenue from product sales is generally recognized upon shipment of the goods; service revenue is recognized as the service is performed or under the percentage of completion method, depending on the nature of the arrangement. Costs and fees billed under cost-reimbursement-type contracts are recorded as sales. Long-term contracts relate principally to government defense contracts. These government defense contracts are accounted for based on completed units accepted and their estimated average contract cost per unit. At December 31 and June 30, 2009, current liabilities include billings in excess of costs of $19.7 million and $25.1 million, respectively, on government contracts. Sales related to these billings are recognized based upon completed units accepted and are not recognized upon billings. A provision for the entire amount of a loss on a contract is charged to operations as soon as the loss is identified and the amount is reasonably determinable. Shipping and handling costs are included in costs of goods sold.
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
     The Company maintains an allowance for probable losses on receivables for estimated losses resulting from the inability of its customers to make required payments. The allowance is estimated based on historical experience of write-offs, the level of past due amounts (i.e., amounts not paid within the stated terms), information known about specific customers with respect to their ability to make payments, and future expectations of conditions that might impact the collectability of accounts. When management determines that it is probable that an account will not be collected, all or a portion of the amount is charged against the allowance for probable losses.
     Fair value of financial instruments — The fair value of cash and cash equivalents, trade accounts receivable, short-term bank borrowings, and accounts payable approximate their carrying value. Cash and cash equivalents consist of demand deposits and other highly liquid investments with an original term when purchased of three months or less. With respect to the Company’s long-term debt instruments, consisting of industrial revenue bonds and notes payable, management believes the aggregate fair value of these financial instruments reasonably approximates their carrying value at December 31, 2009.
     Other investment — In June 1999, the Company purchased a 14% interest (12% on a fully diluted basis) in Cybernet Systems Corporation (Cybernet) for $3,000,000, which included a seat on Cybernet’s three member Board of Directors. Cybernet is a developer of hardware, software, next-generation network computing, and robotics products. It is located in Ann Arbor, Michigan. The investment is accounted for under the equity method and is included in other non-current assets on the balance sheets. At December 31 and June 30, 2009, the Company’s investment in Cybernet amounted to $1,940,000 and $1,916,000, respectively, representing its equity interest in Cybernet’s net assets plus $770,000 of goodwill. The Company believes that the equity method is appropriate given Sparton’s level of involvement in Cybernet. The use of the equity method requires Sparton to record its share of Cybernet’s income or loss in earnings (“Equity income/loss in investment”) in Sparton’s statements of operations with a corresponding increase or decrease in the investment account (“Other non-current assets”) on Sparton’s balance sheets.
     Market risk exposure — The Company manufactures its products in the United States and Vietnam, and ceased manufacturing in Canada during the fourth quarter of fiscal 2009. Sales of the Company’s products are in the U.S. and foreign markets. The Company is subject to foreign currency exchange rate risk relating to intercompany activity and balances and to receipts from customers and payments to suppliers in foreign currencies. Also, adjustments related to the translation of the Company’s Canadian and Vietnamese financial statements into U.S. dollars are included in current earnings. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in the domestic and foreign markets in which the Company operates. However, minimal third party receivables and payables are denominated in foreign currency and the related market risk exposure is considered to be immaterial. Historically, foreign currency gains and losses had not been significant. However, due to the greater volatility of the Canadian dollar, the impact of transaction and translation gains significantly increased in fiscal 2009. With the closure of the Canadian facility, however, it is anticipated that the impact in fiscal 2010 and future periods will decrease.
     The Company has financial instruments that are subject to interest rate risk. Historically, the Company has not experienced material gains or losses due to such interest rate changes. Based on the fact that interest rates periodically adjust to market values for the line-of-credit, interest rate risk is not considered to be significant. For a further discussion on Sparton’s debt, see Note 6 to the Unaudited Condensed Consolidated Financial Statements.
     Long-lived assets — The Company reviews long-lived assets that are not held for sale for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is determined by comparing the carrying value of the assets to their estimated future undiscounted cash flows. If it is determined that an impairment of a long-lived asset has occurred, a current charge to income is recognized. During the fourth quarter of fiscal 2009 an impairment charge of $2,112,000 was recognized, primarily related to the closure of the Jackson, Michigan facility. In the first quarter of fiscal 2010, an additional impairment of $150,000 was recognized. The Company also has goodwill and other intangibles which are considered long-lived assets. Approximately $22.7 million and $23.0 million in net carrying value of goodwill and other intangibles reflected on the Company’s balance sheet as of December 31 and June 30, 2009, respectively, is associated with the acquisition of Sparton Medical Systems, Inc. (SMS). For a more complete discussion of goodwill and other intangibles, see Note 5.
     Other assets — At June 30, 2009, the Company’s Albuquerque, New Mexico and Coors Road properties were classified as held for sale in the Company’s balance sheet. At December 31, 2009, the Company’s Jackson, Michigan, London, Ontario, Canada, Albuquerque, New Mexico and Coors Road properties were classified as held for sale in the Company’s balance sheet. For a further discussion of these facilities, see Note 11.
     Included in other current assets as of December 31 and June 30, 2009, was $1.2 million for which the Company is seeking payment from other parties, which is described in Note 7.

     During the fourth quarter of fiscal 2009 and the six months ended December 31, 2009, the Company deferred approximately $115,000 and $844,000 of loan costs, respectively, that were directly associated with the debt refinancing described in Note 6. This total amount of $959,000, net of amortization of $126,000, which is reported as interest expense for the six months ended December 31, 2009, is included in other non-current assets on our condensed consolidated balance sheet.
     Deferred income taxes — Deferred income taxes are based on enacted income tax rates in effect on the dates temporary differences between the financial reporting and tax bases of assets and liabilities are expected to reverse and tax credit carryforwards are utilized. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the enactment date. A valuation allowance of approximately $10 million was established at June 30, 2008 against the Company’s net deferred income tax asset. During fiscal 2009 the valuation allowance was increased for additional deferred tax assets resulting from current period losses as well as an offset to the remaining net asset. The result after the valuation allowance is a net deferred tax liability associated with the amortization of goodwill. The Company recorded net profit for the six months ended December 31, 2009 and a provision for income taxes was recorded but fully offset by releasing of portion of the valuation allowance, resulting in no net provision for income taxes relating to the profitability of the Company year to date. For the six months ended December 31, 2009, a provision for income taxes of $205,000 was recognized relating to the increase in the deferred tax liability associated with the amortization of goodwill for tax purposes.
     The Worker, Homeownership, and Business Assistance Act of 2009, a new law passed on November 6, 2009, extends the net operating loss carryback period for up to five years. The Company has elected to carryback a portion of its fiscal 2008 accumulated net operating loss to fiscal 2003 and this carryback is expected to generate a federal tax refund of approximately $1.5 million. Furthermore, the Internal Revenue Service issued an industry directive which provides guidance regarding the carryback to ten years for losses related to environmental remediation. This new carryback provision is expected to generate a federal tax refund of approximately $0.6 million for remediation losses in fiscal 2006 through 2009. In the three months ended December 31, 2009, in conjunction with these changes to the tax regulations, the Company released $2.1 million of its deferred tax asset valuation allowance as it expects to recover this amount in future quarters. These net operating loss carryback elections are expected to reduce the Company’s net operating loss carry forwards by approximately $6.2 million upon filing of the relevant tax returns.
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
     New accounting standards — On July 1, 2009, the Financial Accounting Standards Board (FASB) completed the FASB Accounting Standards Codification, “The FASB Codification” (ASC), as the single source of authoritative U.S. generally accepted accounting principles (GAAP), superseding all then existing authoritative accounting and reporting standards, except for rules and interpretive releases for the SEC under authority of federal securities laws, which are sources of authoritative GAAP for Securities and Exchange Commission registrants. ASC Topic 105 (formerly SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of General Accepted Accounting Principles - a replacement of FASB Statement No. 162), reorganized the authoritative literature comprising GAAP into a topical format. ASC is now the source of authoritative GAAP recognized by the FASB to be applied by all nongovernmental entities. ASC is effective for interim and annual periods ending after September 15, 2009. The Codification did not change GAAP and, therefore, did not impact the Company’s financial statements. However, since it completely supersedes existing standards, it affected the way we reference authoritative accounting pronouncements in our financial statements and other disclosure documents. Specifically, all references in this report to new or pending financial reporting standards use the ASC Topic number.
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
     In November 2008, the FASB ratified EITF guidance related to “Equity Method Investment Accounting Considerations”, now codified in ASC Topic 323 (formerly EITF 08-6, Equity Method Investment Accounting Considerations), which was effective for Sparton in the quarter ended September 30, 2009. Implementation of this new guidance had no significant impact on our consolidated financial statements, and is not expected to have a material effect on our accounting going forward.
     In June 2008, the FASB issued a new standard relating to, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, now codified in ASC Topic 260 (formerly EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities), which established that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities, as defined, and should be included in the computation of earnings per share pursuant to the two-class method. The guidance contained in ASC Topic 260 was effective for Sparton as of the first quarter of fiscal 2010. All prior-period earnings per share data presented was adjusted retrospectively to conform to the new provisions, with no significant impact.
     In April 2008, the FASB issued guidance related to “Determination of the Useful Life of Intangible Assets”, now codified in ASC Topic 350 (formerly FSP FAS 142-3, Determination of the Useful Life of Intangible Assets), which amended the factors that should be considered in developing renewal or extension assumptions integral to estimating such useful lives. This guidance is applicable to Sparton’s purchased or internally developed intangible assets acquired beginning on July 1, 2009 (fiscal 2010). Implementation of this new guidance had no significant impact on our consolidated financial statements. This guidance also requires certain disclosures relating to costs incurred to renew or extend the term of recognized intangible assets (see Note 5).
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
     In December 2007, the FASB issued a new standard related to “Noncontrolling Interests in Consolidated Financial Statements”, now codified in ASC Topic 810 (formerly SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements), which clarifies that a noncontrolling or minority interest in a subsidiary is considered an ownership interest and, accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements. This new guidance which was effective as of the first quarter of fiscal 2010, is not relevant to the Company at this time, but would become so if the Company were to enter into an applicable transaction.
     In February 2007, the FASB issued a new standard related to “Fair Value Option for Financial Assets and Financial Liabilities”, now codified within ASC Topic 825 (formerly SFAS No. 159, Fair Value for Financial Assets and Financial Liabilities), which provides reporting entities the one-time election (the “fair value option”) to measure financial instruments and certain other items at fair value. For items for which the fair value option has been elected, unrealized gains and losses are to be reported in earnings at each subsequent reporting date. In September 2006, the FASB issued a new standard relating to “Fair Value Measurements", now codified in ASC Topic 820, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Both new standards were effective for financial statements issued by Sparton for the first interim period of our 2009 fiscal year, which began on July 1, 2008. The adoption of this new guidance had no significant impact on the Company’s consolidated financial statements. The Company did not elect the fair value option for any of its financial assets and liabilities. In February 2008, the FASB issued updated guidance, now codified in ASC Topic 820, which delays the effective date of fair value measurements until fiscal 2010 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. Effective July 1, 2009, the Company applied the new fair value measurement and disclosure provisions to its nonfinancial assets and liabilities measured on a nonrecurring basis. Such application did not have a material impact on the Company’s consolidated results of operations or financial position. The Company measures the fair value of the following on a nonrecurring basis: (1) long-lived assets and other intangibles, which include customer relationships and non-compete agreements, and (2) the reporting unit under step one of the Company’s periodic goodwill impairment test. In August, 2009, the FASB issued updated guidance which amends ASC Topic 820, “Fair Value Measurements and Disclosures”, related to the fair value measurement of liabilities, to clarify that certain techniques must be used to measure fair value in circumstances in which a quoted price in an active market for the identical liability is not available. The updated guidance, which is effective for Sparton beginning in our second quarter of fiscal 2010, did not have any significant impact since, as described above, the Company has not elected the fair value option for any of our financial assets or liabilities.
     In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU will become effective for Sparton beginning in our third quarter of fiscal 2010. We do not currently anticipate that this ASU will have material impact on our consolidated financial statements upon adoption.
(3) Inventories and Cost of Contracts in Progress
     Inventories are valued at the lower of cost (first-in, first-out basis) or market and include costs related to long-term contracts. The following are the approximate major classifications of inventory, net of interim billings and related valuation allowances, at each balance sheet date (in thousands):

	December 31, 2009	June 30, 2009
Raw materials	$24,299	$29,593
Work in process	4,570	5,260
Finished goods	3,019	3,582

Total inventory and cost of contracts in progress, net	$31,888	$38,435

     Inventories were reduced by interim billings to the U.S. government for costs incurred related to long-term contracts, thereby establishing inventory to which the U.S. government then has title, of approximately $6.5 million and $5.8 million, respectively, at December 31 and June 30, 2009. At December 31 and June 30, 2009, current liabilities include billings in excess of costs of $19.7 million and $25.1 million, respectively, on government contracts. As these billings are in excess of cost, there is no inventory to which the government would claim title and, therefore, no offset to inventory has been made.
     Customer orders are based upon forecasted quantities of product, manufactured for shipment over defined periods. Raw material inventories are purchased to fulfill these customer requirements. Within these arrangements, customer demands for products frequently change, sometimes creating excess and obsolete inventories. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income and a valuation allowance is established for the difference between the carrying cost and the estimated realizable amount. Conversely, should the disposition of adjusted excess and obsolete inventories result in recoveries in excess of these reduced carrying values, the remaining portion of the valuation allowance reserve is reversed and taken into income when such determinations are made. It is possible that the Company’s financial position and results of operations could be materially affected by changes to inventory valuation allowances for excess and obsolete inventories. These valuation allowances totaled approximately $2.9 million and $3.7 million at December 31 and June 30, 2009, respectively.
(4) Defined Benefit Pension Plan
     The Company sponsors a defined benefit pension plan covering certain salaried and hourly U.S. employees. On February 12, 2009, the Company announced that it would freeze participation and the accrual of benefits in the Sparton Corporation Pension Plan, effective April 1, 2009, at which time all participants became fully vested. As a result of this freeze, actuarial calculations for fiscal 2009 were updated with an effective date of February 28, 2009. Based on this actuarial calculation, a $333,000 curtailment charge was recognized in fiscal 2009, related to the acceleration of all remaining prior service costs previously being amortized over future periods. In addition, during fiscal 2009, lump-sum benefit distributions exceeded plan service and interest costs, resulting in lump-sum settlement charges totaling $1,133,000.

     The components of net periodic pension expense are as follows for the three and six months ended December 31 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Service cost	$—	$129	$—	$264
Interest cost	137	176	288	328
Expected return on plan assets	(131)	(101)	(202)	(288)
Amortization of prior service cost	—	26	—	52
Amortization of unrecognized net actuarial loss	83	125	187	159

Net periodic benefit cost	89	355	273	515
Pro rata recognition of lump-sum settlements	137	—	450	—

Total periodic pension expense	$226	$355	$723	$515

     Based upon current actuarial calculations and assumptions the pension plan has met all funding requirements. During the first quarter of fiscal 2010, approximately $1.8 million was contributed to the pension plan, reflective of required funding and discretionary funding to ensure funding levels are in excess of 80%. No payment was made during the first six months of fiscal 2009. For further information on future funding projections and other pension disclosures see Part II, Item 8, Note 6 “Employee Retirement Benefit Plans” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.
(5) Goodwill and Other Intangible Assets
     Goodwill at December 31, 2009 and June 30, 2009, totaling $17.7 million, represents the excess of purchase price over the fair value of the net assets acquired in conjunction with the Company’s purchase of SMS in May 2006. Included in goodwill is additional goodwill recorded in fiscal 2009 in the amount of approximately $1.0 million resulting from accrued contingent consideration determined to be earned by the sellers of SMS and recognized at the fiscal year ended June 30, 2009. The purchase agreement calls for one additional earn out payment to potentially occur at the end of fiscal 2010. Goodwill in the amount of $770,000 related to the Company’s investment in Cybernet (see Note 2) is included with that equity investment in other non-current assets.
     Intangible assets represent the values assigned to non-compete agreements and customer relationships acquired in conjunction with the Company’s purchase of SMS. Sparton did not incur any significant costs to renew or alter the term of our intangible assets during the six months ended December 31, 2009. These costs are being amortized ratably over 4 years and 15 years, respectively.
     The weighted average amortization period, gross carrying amount, accumulated amortization and net carrying amount of intangible assets at December 31, 2009 and June 30, 2009 are as follows (in thousands):

	December 31, 2009
	Weighted Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Value
Amortized intangible assets:
Non-compete agreements	48 months	$165	$(152)	$13
Customer relationships	180 months	6,600	(1,577)	5,023

		$6,765	$(1,729)	$5,036

	June 30, 2009
	Weighted Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Value
Amortized intangible assets:
Non-compete agreements	48 months	$165	$(138)	$27
Customer relationships	180 months	6,600	(1,357)	5,243

		$6,765	$(1,495)	$5,270

     Amortization expense for the three months ended December 31, 2009 and 2008 was $117,000 and $121,000, respectively. Amortization expense for the six months ended December 31, 2009 and 2008 was $234,000 and $241,000, respectively. Aggregate amortization expense relative to existing intangible assets for the periods shown is currently estimated to be as follows (in thousands):

Fiscal Year Ended June 30
2010	$467
2011	440
2012	440
2013	440
2014	440
Thereafter	3,043

Total	$5,270

(6) Borrowings
     Short-term debt maturities and line of credit — Short-term debt as of December 31, 2009, includes the current portion of long-term notes payable of $1,029,000, and the current portion of Industrial Revenue bonds of $116,000. The notes payable were incurred as a result of the Company’s purchase of SMS in May 2006, and are due and payable in equal installments as further discussed below. The Industrial Revenue bonds were assumed at the time of SMS’s purchase.
     As of December 31, 2009, the Company had $20 million of maximum borrowing availability, subject to certain collateral restrictions and reserves, under a revolving line-of-credit facility provided in August, 2009 by National City Business Credit, Inc. to support working capital needs and other general corporate purposes. The line-of-credit facility is secured by substantially all assets of the Company. Borrowings bear interest on outstanding advances to be charged at a variable rate defined as the Bank’s minimum base rate plus a specified margin, each component of which is determined separately for domestic and Eurodollar loans, but in no case less than a total rate of 7% per annum, which at December 31, 2009 was 7% compared to 5.31% as of June 30, 2009 under the prior line-of-credit agreement. As a condition of the line-of-credit facility, the Company is subject to compliance with certain customary covenants, which the Company met at December 31, 2009. As of December 31 and June 30, 2009, there was $0 and $15.5 million drawn against the credit facilities, respectively. Interest accrued on those borrowings amounted to approximately $55,000 and $34,000 as of December 31 and June 30, 2009, respectively. The maturity date for this line-of-credit is August 14, 2012.
     Long-term debt — Long-term debt consists of the following at December 31, 2009 and June 30, 2009 (in thousands):

	December 31,	June 30,
	2009	2008
Industrial Revenue bonds, face value	$2,090	$2,150
Less unamortized purchase discount	(117)	(122)

Industrial Revenue bonds, carrying value	1,973	2,028
Notes payable – former owners	1,029	2,031
Bank term loan	—	3,400

Total long-term debt	3,002	7,459
Less: current portion	(1,145)	(4,142)

Long-term debt, net of current portion	$1,857	$3,317

     Industrial Revenue Bonds
     The Company assumed repayment of principal and interest on bonds originally issued to Astro Instrumentation, LLC (Astro) by the State of Ohio. These bonds are Ohio State Economic Development Revenue Bonds, series 2002-4. Astro originally entered into the loan agreement with the State of Ohio for the issuance of these bonds to finance the construction of Astro’s current operating facility. The principal amount, including premium, was issued in 2002 and totaled $2,845,000. These bonds have interest rates which vary, dependent on the maturity date of the bonds ranging from 5.00% to 5.45%. Due to an increase in interest rates since the original issuance of the bonds, a discount amounting to $151,000 on the date of assumption by Sparton was recorded.
     The bonds carry certain sinking fund requirements generally obligating the Company to deposit funds into a sinking fund. The sinking fund requires the Company to make monthly deposits of one twelfth of the annual obligation plus accrued interest. The purchase discount is being amortized ratably over the remaining term of the bonds. Amortization expense for the three months ended December 31, 2009 and 2008, respectively, was approximately $2,000. Amortization expense for the six months ended December 31, 2009 and 2008, respectively, was approximately $5,000. The Company also has an irrevocable letter of credit in the amount of $284,000, which is renewable annually, to secure repayment of a portion of the bonds. A further discussion of borrowings and other information related to the Company’s purchase of SMS may be found in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.
     Notes Payable – Former Owners
     Two notes payable with initial principal of $3,750,000 each, totaling $7.5 million, are payable to the sellers of Astro, which is now operated under SMS. These notes are to be repaid over four years, in aggregate semi-annual payments of principal and interest in the combined amount of $1,057,000 on June 1 and December 1 of each year. Payments commenced on December 1, 2006. These notes each bear interest at 5.5% per annum. The notes are proportionately secured by the stock of Astro. As of December 31 and June 30, 2009, there was interest accrued on these notes in the amount of $5,000 and $9,000, respectively.
     Bank Term Loan
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
(7) Commitments and Contingencies
     Environmental Remediation - One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been involved with ongoing environmental remediation since the early 1980’s. At December 31, 2009, Sparton had accrued approximately $4.8 million as its best estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which approximately $0.5 million is classified as a current liability and included on the balance sheet in other accrued liabilities. The Company’s minimum cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements.
     On October 15, 2009, approximately $3.1 million of cash was utilized to establish a trust, the Sparton Corporation Financial Assurance Trust, for remediation activity. The funds are held in Sparton’s name and are invested with Sparton receiving the benefit of the investment return. As of December 31, 2009, approximately $3.1 million was held in this trust. These funds are available for use against the $4.8 million expected remediation liability. The trust was established to meet the United States Environmental Protection Agency’s (EPA) financial assurance requirements for the fiscal year ending June 30, 2010, with trust funds to be drawn upon only should Sparton not continue to meet its financial remediation requirements. The trust will remain in place until the Company can again satisfy the EPA financial assurance requirements through compliance with financial ratios, as was previously attained on an annual basis until fiscal year 2009. Upon the successful compliance with the financial ratios, the Company will be able to dissolve the trust. The Company’s first opportunity, under the annual filing requirements, to again regain compliance with the financial ratios is expected to be upon completion of the June 30, 2010 fiscal year.
     In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (DOE) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8.4 million incurred from the date of settlement, if any, of which approximately $3.0 million has been incurred as of December 31, 2009 toward the $8.4 million threshold. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency.
     Customer Relationships - The Company had an action before the U.S. Court of Federal Claims to recover damages arising out of an alleged infringement by the U.S. Navy of certain patents held by Sparton and used in the production of sonobuoys. Pursuant to an agreement between the Company and counsel conducting the litigation, a significant portion of the claim will be retained by the Company’s counsel in contingent fees if the litigation is successfully concluded. A trial of the matter was conducted by the court in April 2008, with a decision against Sparton filed in August 2009 and published in September 2009. In October 2009, an appeal of this unfavorable decision was filed with the Federal Circuit Court of Appeals. Due to this decision, management believes that the Company’s ability to obtain any recovery with respect to the claim is greatly diminished.
     Product Issues - Some of the printed circuit boards supplied to the Company for its aerospace sales were discovered in fiscal 2005 to be nonconforming and defective. The defect occurred during production at the raw board supplier’s facility, prior to shipment to Sparton for further processing. The Company and our customer, who received the defective boards, contained the defective boards. While investigations were underway, $2.8 million of related product and associated incurred costs were initially deferred and classified in Sparton’s balance sheet within other non-current assets.
     In August 2005, Sparton Electronics Florida, Inc. filed an action in the U.S. District Court, Middle District of Florida against Electropac Co. Inc. (“Electropac”) and a related party (the raw board manufacturer) to recover these costs. A trial was conducted in August 2008 and the trial court made a partial ruling in favor of Sparton; however, the court awarded an amount less than the previously deferred $2.8 million. Following this ruling, a provision for a loss of $0.8 million was established in the fourth quarter of fiscal 2008. Court ordered mediation was conducted following the court’s ruling and a settlement was reached in September 2008 for payment to the Company of $2.0 million plus interest. The settlement is secured by a mortgage on real property and a consent judgment. In December 2008, a recovery of $0.6 million against the $2.0 million was received with the remaining balance due in September 2009, at which time Electropac failed to make the scheduled payment. In the fourth quarter of fiscal 2009, the Company established a reserve of $0.2 million against the remaining settlement balance. As of December 31 and June 30, 2009, respectively, $1.2 million remains in other current assets on the Company’s balance sheet. The $1.2 million balance is expected to be received in fiscal 2010. If Electropac is unable to pay the final judgment, our before-tax operating results at that time could be adversely affected by up to $1.2 million.
     Other - In addition to the foregoing, from time to time, the Company is involved in various legal proceedings relating to claims arising in the ordinary course of business. The Company is not currently a party to any such legal proceedings, the adverse outcome to which, individually or in the aggregate, is expected to have a material adverse effect on our business, financial condition or results of operations.
(8) Stock-Based Compensation
     The Company has two long-term incentive plans. The Sparton Corporation Stock Incentive Plan, as amended and restated (the “2001 Plan”) was approved by the Company’s shareholders on October 24, 2001. The Sparton Corporation 2010 Long-Term Incentive Plan (the “2010 Plan”) was approved by the Company’s shareholders on October 28, 2009.
     2001 Plan. Under the 2001 Plan, the Company may grant to employees and non-employee directors incentive or non-qualified stock options, stock appreciation rights, restricted stock and other stock-based awards. All of the stock options issued to date under the 2001 Plan have either three, five or ten-year lives with either immediate vesting or vesting on an annual basis over four years beginning one year after grant date. Restricted stock awards granted to date to employees under the 2001 Plan vest annually over periods ranging from approximately 2 1/2 to three years. Unrestricted stock awards granted to date under the 2001 Plan represent fiscal year 2010 annual stock grants to directors. The 2001 Plan’s termination date with respect to the granting of new awards is October 24, 2011. The total number of shares that may be granted under the 2001 Plan is 970,161 shares of the Company’s common stock, of which amount, 48,856 shares remain available for awards as of December 31, 2009.
     2010 Plan. Under the 2010 Plan, the Company may grant to employees, officers and directors of the Company or its subsidiaries incentive and non-qualified stock options, stock appreciation rights, restricted stock or restricted stock units, performance awards and other stock-based awards, including grants of shares. The 2010 Plan has a term of ten years. The total number of shares that may be awarded under the 2010 Plan is 1,000,000 shares of common stock, of which amount, 1,000,000 shares remain available for awards as of December 31, 2009.

     During the three months ended December 31, 2009, the Company awarded an aggregate of 111,250 stock options to certain members of management at an exercise price of $5.00. The stock options were immediately exercisable. The closing price of the Company’s stock on the date of grant was $4.59. The fair value of each grant is estimated at the grant date using the Black-Scholes option pricing method. The table below outlines the assumptions used for the options granted during the three months ended December 31, 2009:

Weighted Average
Risk free interest rate	1.25%
Volatility	78.10%
Dividend yield	0.00%
Expected life in years	3.00
Fair value price	$2.25
     The risk-free interest rate was determined using the then implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the stock options. The expected volatility assumption used in the Black-Scholes option pricing models was based on the historical volatility of the Company’s common stock. The Company does not currently intend to pay cash dividends and thus has assumed a 0% dividend yield. The Company estimates the expected life for stock options based on expected future exercise patterns.
     The following table shows stock-based compensation expense by type of share-based award for the three and six months ended December 31, 2009 and 2008 included in the condensed consolidated statements of operations (in thousands):

	For the Three Months Ended		For the Six Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Fair value expense of stock option awards	$292	$42	$263	$93
Restricted stock	92	22	121	22

Total stock-based compensation	$384	$64	$384	$115

     The following table shows the total remaining unrecognized compensation cost related to the fair value expense of stock option awards and restricted stock grants, as well as the weighted average remaining required service period over which such costs will be recognized:

	Total Remaining	Weighted Average
	Unrecognized	Remaining Required
	Compensation Cost	Service Period
	(in thousands)	(in years)
Fair value expense of stock option awards	$13	0.50
Restricted stock	141	0.59

	$154	0.59

     The following is a summary of options outstanding and exercisable at December 31, 2009:

			Weighted
			Average
		Weighted Average	Remaining	Aggregate
	Number of Shares	Exercise Price	Contractual Life	Intrinsic Value
			(in years)	(in thousands)
Outstanding at June 30, 2009	184,127	$8.23
Granted	111,250	5.00
Exercised	—	—
Forfeited	(17,242)	8.56
Expired	—	—

Outstanding at December 31, 2009	278,135	$6.91	4.25	$116

Exercisable at December 31, 2009	272,883	$6.89	4.21	$116

     The following is a summary of activity for the six months ended December 31, 2009 related to shares granted under the Company’s long-term incentive plans:

		Weighted Average
		Grant Date
	Shares	Fair Value
Restricted shares at June 30, 2009	93,334	$2.10
Granted	27,000	4.60
Vested	(30,400)	4.26
Forfeited	—	—

Restricted shares at December 31, 2009	89,934	$2.13

(9) Earnings Per Share Data
     Basic earnings per share is based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable under our stock-based compensation plan and are determined using the treasury stock method. Unvested restricted stock awards, which contain non-forfeitable rights to dividends whether paid or unpaid, are included in the number of shares outstanding for both basic and diluted earnings per share calculations. In the event of a net loss, unvested restricted stock awards are excluded from the calculation of both basic and diluted loss per share.
     The weighted average number of shares of common stock outstanding used in calculating basic and diluted income (loss) per share are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Weighted average shares of common stock outstanding – basic and diluted	9,964,420	9,811,507	9,957,964	9,811,507

Income (loss) per share of common stock – basic and diluted	$0.33	$(0.28)	$0.47	$(0.63)

     For the three and six months ended December 31, 2009, 89,934 and 91,634 weighted average unvested restricted shares, respectively, were included in determining both basic and diluted earnings per share. For the three and six months ended December 31, 2008, 49,565 and 24,783 weighted average unvested restricted shares, respectively, were excluded in determining both basic and diluted earnings per share. Potential shares of common stock excluded from diluted income (loss) per share computations because their inclusion would be anti-dilutive were 278,135 for both the three and six months ended December 31, 2009 and were 220,259 for both the three and six months ended December 31, 2008. For the three and six months ended December 31, 2009 and 2008, basic and diluted loss per share are the same because the inclusion of the incremental potential shares of common stock from any assumed exercise of stock options is anti-dilutive.
(10) Comprehensive Income (Loss)
     Comprehensive income (loss), which includes all changes in the Company’s equity during the period except transactions with shareholders, consisted of the following for the three and six months ended December 31, 2009 and 2008 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Net income (loss)	$3,248	$(2,791)	$4,653	$(6,153)
Other comprehensive income — Change in unrecognized pension costs, net of tax	637	55	637	95

Comprehensive income (loss)	$3,885	$(2,736)	$5,290	$(6,058)

(11) Restructuring Activities
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
     Recent Plant Closures
     London, Ontario, Canada - On March 30, 2009, Sparton announced the idling and subsequent closing of its London, Ontario, Canada, production facility. The closing was in response to market and economic conditions that had resulted in the facility being underutilized because of significantly decreased customer volumes. Twenty-four salaried and 63 hourly employees were affected, with the employees receiving severance packages consistent with Company policy. Sparton’s London facility produced electronic circuit boards. Remaining customer business was transferred to Sparton’s Brooksville, Florida facility, and the closure has been completed. The Canadian plant had net sales of approximately $4.3 million and $9.1 million in the three and six months ended December 31, 2008, respectively. In October 2009, the land and building were listed for sale. The net book value of the land and building to be sold, which as of December 31 2009, totaled $664,000, is reported as held-for-sale on the Company’s balance sheet as a current asset at that date. Depreciation on these assets ceased in October 2009.
     For the fiscal year ended June 30, 2009, approximately $3.0 million of restructuring charges was recognized in conjunction with this plant closure. For the three months and six months ended December 31, 2009, approximately $0.1 million and $0.1 million, respectively, was recognized. The Company expects to recognize additional costs of approximately $0.1 million. Expected remaining cash expenditures related to this plant closure of approximately $0.3 million are anticipated to be paid out primarily during fiscal 2010.
     Jackson, Michigan - On March 4, 2009, Sparton announced the closing of its Jackson, Michigan manufacturing operations. The closing was in response to the difficult economic and competitive situation in the industries served. The Jackson facility had served as both the Company’s headquarters and a manufacturing plant. Products manufactured in Jackson were transferred to the Company’s production facilities in Brooksville, Florida, and Ho Chi Minh City, Vietnam. Customer orders were not affected by the transfer to other facilities. The closure is complete, with actual production activities ceasing in August, 2009. Net sales for the Jackson plant were approximately $2.9 million for the six months ended December 31, 2009, and approximately $10.7 million and $18.2 million for the three and six months ended December 31, 2008, respectively. The closing affected 39 salaried and 167 hourly employees who received severance packages consistent with Company policy. In October 2009, the land and building were listed for sale. The net book value of the land and building to be sold, which as of December 31, 2009, totaled $251,000, is reported as held-for-sale on the Company’s balance sheet as a current asset at that date. Depreciation on these assets ceased in October 2009.
     For the fiscal year ended June 30, 2009, approximately $2.5 million of restructuring charges was recognized in connection with this plant closure. For the three months and six months ended December 31, 2009, approximately $0.3 million and $0.7 million, respectively, was recognized. The Company expects to recognize additional costs of approximately $0.1 million. Expected remaining cash expenditures related to this plant closure of approximately $0.3 million are anticipated to be paid out primarily during fiscal 2010.
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
     Relocation of Corporate Headquarters
     On June 18, 2009, the Company announced the relocation of its Jackson, Michigan headquarters to a leased executive office in Schaumburg, Illinois, in fiscal 2010. With the closing of the Jackson production facility, as discussed above, the headquarters moved to a smaller, more efficient location. For the fiscal year ended June 30, 2009, approximately $0.1 million was recognized in connection with this relocation. For the three and six months ended December 31, 2009, approximately $0.6 million and $1.1 million, respectively, was recognized. The

Company expects to recognize additional costs of approximately $0.1 million. Expected remaining cash expenditures related to this relocation of approximately $0.7 million are anticipated to be paid out in future quarters.
     Summary of Restructuring Charges
     The table below summarizes the nature and amount of restructuring actions for the six months ended December 31, 2009. We expect to incur approximately $0.3 million of additional costs during the remainder of fiscal 2010 (in thousands):

	Workforce
	Reduction
	(principally
	severance and
	retention bonuses)	Facility Closing	Lease Terminations	Production Transfer	Total
Accrual balance at June 30, 2009	$375	$—	$1,990	$—	$2,365
Restructuring charges	327	1,139	267	—	1,733
Less: cash payments	(434)	(689)	(2,039)	—	(3,162)
Restructuring reversals	—	—	—	—	—

Accrual balance at December 31, 2009	$268	$450	$218	$—	$936

     During the first quarter of fiscal 2010 and the fourth quarter of fiscal 2009, $150,000 and $2,112,000, respectively, of impairment related to property, plant and equipment was recorded, primarily related to the Jackson, Michigan facility in both periods.
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
     Inventory Write-Downs
     During the fiscal year ended June 30, 2009, $170,000 of inventory write-downs associated with our restructuring activities was recorded and included in costs of goods sold. No additional inventory write-downs associated with restructuring activities were incurred in the six months ended December 31, 2009.
     Other Plant Closure
     Albuquerque, New Mexico - On June 17, 2008, Sparton announced its commitment to close the Albuquerque, New Mexico facility of Sparton Technology, Inc., a wholly-owned subsidiary of Sparton. The Albuquerque facility primarily produced circuit boards for customers operating in the EMS market. The plant ceased production and closed in October 2008.
     The land and building in Albuquerque is currently being marketed for sale. The majority of other assets and equipment was relocated to other Sparton facilities. The net book value of the land and building to be sold, which as of December 31 and June 30, 2009, totaled $5,022,000 reflects a $787,000 facility impairment charge in fiscal 2009 against its prior carrying amount. The property is reported as held-for-sale on the Company’s balance sheet as a current asset. Depreciation on these assets ceased in October 2008. A second property in Albuquerque (Coors Road) unrelated to this closure is also reported as held-for-sale at December 31 and June 30, 2009, in the amount of $107,000.
     As of December 31 and June 30, 2009, the following assets and liabilities of the Albuquerque facility were included in the consolidated balance sheets (in thousands):

	December 31,	June 30,
	2009	2009
Current assets	$5,035	$5,048

Current liabilities	$964	$1,201
Long-term liabilities (EPA, see Note 7)	4,336	4,477

Total liabilities	$5,300	$5,678

(12) Business Segments
     Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in assessing performance and allocating resources.
     The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company’s resources on a segment basis. Net sales are attributed to the segment in which the product is manufactured or service is performed. A segment’s performance is evaluated based upon its operating income (loss). A segment’s operating income (loss) includes its gross profit on sales less its selling and administrative expenses, but excludes some corporate and other unallocated items such as, interest expense, interest income, other income (expense) and income tax expense (benefit). Corporate and other unallocated costs primarily represent corporate administrative expenses related to those administrative, financial and human resource activities which are not allocated to operations and excluded from segment profit. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments. Inter-segment transactions are generally accounted for at amounts that approximate arm’s length transactions. Identifiable assets by segments are those assets that are used in each segment’s operations. The accounting policies for each of the segments are the same as for the Company taken as a whole.
     The Company operates predominantly in three markets — Medical Device, Electronic Manufacturing Services and Defense & Security Systems. Management initiated a full evaluation of our operations, including operating structure. This evaluation resulted in changes in fiscal 2010 to our analysis of how the components of Sparton’s business contribute to consolidated operating results and the overall level of desegregation of reported financial data, including the nature and number of operating segments, disclosure of segment information and the consistency of such information with internal management reports. Effective for fiscal 2010, Sparton reports its operating results under these three reportable business segments. Prior to fiscal 2010, all of the Company’s operating units were aggregated into one line of business, EMS. The prior period presented herein reflects this change to segment reporting.
     Medical Device (“Medical”) operations are comprised of development, design, production, distribution, and sales of complex and sophisticated medical related electromechanical devices to customers with specialized needs, specifically in the design and manufacturing process, to assure product reliability and safety in accordance with Food and Drug Administration (FDA) guidelines and approvals. This group specializes in systems and procedures targeted to the requirements of medical Original Equipment Manufacturers (OEM) and Emerging Technology (ET) customers in the In Vitro Diagnostic and Therapeutic Device segments of the Medical Device market space.
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

     Operating results and certain other financial information about the Company’s three reportable segments for the three and six months ended December 31, 2009 and 2008 and as of December 31, 2009 and June 30, 2009 were as follows (in thousands):

	For the Three Months Ended December 31, 2009
				Other
	Medical	EMS	DSS	Unallocated	Eliminations	Total
Sales	$17,358	$14,399	$19,022	$—	$(3,556)	$47,223
Gross profit	$2,469	$711	$4,961	$—	$—	$8,141
Operating income (loss)	$1,548	$(470)	$4,150	$(3,918)	$—	$1,310
Restructuring	$—	$354	$—	$653	$—	$1,007
Depreciation/amortization	$153	$114	$42	$3	$—	$312

	For the Three Months Ended December 31, 2008
				Other
	Medical	EMS	DSS	Unallocated	Eliminations	Total
Sales	$15,259	$34,561	$7,784	$—	$(3,088)	$54,516
Gross profit	$1,651	$1,420	$826	$—	$—	$3,897
Operating income (loss)	$500	$479	$(119)	$(2,088)	$—	$(1,228)
Restructuring	$—	$31	$—	$—	$—	$31
Depreciation/amortization	$168	$246	$52	$3	$—	$469

	For the Six Months Ended December 31, 2009
				Other
	Medical	EMS	DSS	Unallocated	Eliminations	Total
Sales	$36,914	$33,622	$32,367	$—	$(7,576)	$95,327
Gross profit	$5,451	$1,729	$8,381	$—	$—	$15,561
Operating income (loss)	$3,460	$(763)	$7,077	$(6,632)	$—	$3,142
Restructuring	$—	$809	$—	$1,074	$—	$1,883
Depreciation/amortization	$306	$344	$82	$7	$—	$739

	For the Six Months Ended December 31, 2008
				Other
	Medical	EMS	DSS	Unallocated	Eliminations	Total
Sales	$29,361	$69,102	$15,960	$—	$(5,911)	$108,512
Gross profit	$2,923	$2,039	$1,596	$—	$—	$6,558
Operating income (loss)	$821	$(613)	$(70)	$(4,219)	$—	$(4,081)
Restructuring	$—	$310	$—	$—	$—	$310
Depreciation/amortization	$336	$527	$101	$4	$—	$968

	As of December 31, 2009
				Other
	Medical	EMS	DSS	Unallocated	Eliminations	Total
Total assets	$50,985	$32,432	$8,864	$21,905	$—	$114,186

	As of June 30, 2009
				Other
	Medical	EMS	DSS	Unallocated	Eliminations	Total
Total assets	$53,424	$41,364	$19,444	$40,770	$—	$155,002

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following is management’s discussion and analysis of certain significant events affecting Sparton Corporation’s(the “Company” or “ Sparton”) earnings and financial condition during the periods included in the accompanying financial statements. Additional information regarding the Company can be accessed via Sparton’s website at www.sparton.com. Information provided at the website includes, among other items, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Quarterly Earnings Releases, News Releases, and the Code of Ethics, as well as various corporate charters.
     The Private Securities Litigation Reform Act of 1995 reflects Congress’ determination that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by corporate management. This report on Form 10-Q contains forward-looking statements within the scope of the Securities Act of 1933 and the Securities Exchange Act of 1934. The words “expects,” “anticipates,” “believes,” “intends,” “plans,” “will,” “shall,” and similar expressions, and the negatives of such expressions, are intended to identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission (“SEC”). These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed below. Accordingly, Sparton’s future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. The Company notes that a variety of factors could cause the actual results and experience to differ materially from anticipated results or other expectations expressed in the Company’s forward-looking statements.
Risks and Uncertainties
     Sparton is a provider of complex and sophisticated electromechanical devices with capabilities that include concept development, industrial design, design and manufacturing engineering, production, distribution, and field service. The Company operates predominantly in three markets — Medical Device, Electronic Manufacturing Services and Defense & Security Systems. In fiscal 2009, management initiated a full evaluation of our operations, including operating structure. This evaluation resulted in changes in fiscal 2010 to our analysis of how the components of Sparton’s business contribute to consolidated operating results and the overall level of desegregation of reported financial data, including the nature and number of operating segments, disclosure of segment information and the consistency of such information with internal management reports. Effective for fiscal 2010, we report our operating results under these three reportable business segments. Prior to fiscal 2010, all of our operating units were aggregated into one line of business, EMS. The prior period presented herein reflects this change to segment reporting.
     All of the Company’s facilities are registered to ISO standards, including 9001 or 13485, with most having additional certifications. The Company’s products and services include products for Original Equipment Manufacturers and Emerging Technology customers that are microprocessor-based systems that include transducers, printed circuit boards and assemblies, sensors, and electromechanical components, as well as development and design engineering services relating to these product sales. Sparton also develops and manufactures sonobuoys, an anti-submarine warfare (“ASW”) device, used by the United States Navy and other free-world countries. Many of the physical and technical attributes in the production of sonobuoys are similar to those required in the production of the Company’s other electrical and electromechanical products and assemblies.
     The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company’s resources on a market segment basis. Net sales for segments are attributed to the segment in which the product is manufactured or service is performed. A segment’s performance is evaluated based upon its operating income (loss). A segment’s operating income (loss) includes its gross profit on sales less its selling and administrative expenses, but excludes some corporate and other unallocated items such as, interest expense, interest income, other income (expense) and income tax expense (benefit). Corporate and other unallocated costs primarily represent corporate administrative expenses related to those administrative, financial and human resource activities which are not allocated to operations and excluded from segment profit. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments. Inter-segment transactions are generally accounted for at amounts that approximate arm’s length transactions. The accounting policies for each of the segments are the same as for the Company taken as a whole.
     Medical Device (“Medical”) operations are comprised of development, design, production, distribution, and sales of complex and sophisticated medical related electromechanical devices for customers with specialized needs, specifically in the design and manufacturing process, to assure product reliability and safety in accordance with Food and Drug Administration (“FDA”) guidelines and approvals. This group specializes in systems and procedures targeted to the requirements of medical Original Equipment Manufacturers (“OEM”) and Emerging Technology (“ET”) customers in the In Vitro Diagnostic and Therapeutic Device segments of the Medical Device market space.

     Electronic Manufacturing Services (“EMS”) operations are comprised of production and sales for customers that consist of circuit card assembly (“CAA”) and/or box build type product that do not necessarily fit into a specific market niche. Sparton has customers who manufacture products or sub-systems in markets such as military and commercial aerospace, chemical and explosives detection equipment, nuclear power plant monitoring equipment, manufacturing support equipment, and machine vision and motion stabilization camera systems. The common elements generally shared by our customers that produce the aforementioned products is the expectation of a low cost manufacturing solution which includes federal regulation (FAA, FDA, and ITAR) adherences, process elevation, and circuit card assembly design and configuration services such as electronic component tracking and obsolescence. Our EMS segment also includes the Company’s traditional aerospace sales for electronic manufacturing and design engineering services to both commercial and military customers. This market is subject to regulatory compliance and the product produced must meet applicable Federal Aviation Administration (“FAA”) regulations.
     Defense & Security Systems (“DSS”) operations are comprised of development, design, production and sales of a number of technologically significant programs aimed at fulfilling government and commercial needs. Specializing in the development and production of complex electromechanical equipment used in DSS applications, Sparton designs and manufactures sonobuoys, an anti-submarine (“ASW”) device, used by the U.S. Navy and other free-world countries. This group also performs an engineering development function for the United States government and its defense contractors on a number of advanced technologies targeted as future defense products either as new defense product entries or for current product replacement. Technologies derived from the aforementioned products, coupled with internally developed and manufactured spin-off technologies, are sold commercially within the navigation system and the acoustic detection and communication system market spaces.
Overall Challenges
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
     Other risks and uncertainties that may affect our operations, performance, growth forecasts and business results include, but are not limited to, timing and fluctuations in U.S. and/or world economies, sharp volatility of world financial markets over a short period of time, competition in the overall contract manufacturing business, availability of production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, foreign currency exchange rate risk, uncertainties associated with the outcome of litigation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation, customer labor and work strikes, and uncertainties related to defects discovered in certain of the Company’s aerospace circuit boards. Further risk factors are the availability and cost of materials. A number of events can impact these risks and uncertainties, including potential escalating utility and other related costs due to natural disasters, as well as political uncertainties such as the conflicts in Iraq and Afghanistan. The Company has encountered availability and extended lead time issues on some electronic components due to strong market demand; this resulted in higher prices and/or late deliveries. In addition, some electronics components used in production are available from a limited number of suppliers, or a single supplier, which may affect availability and/or pricing. Additionally, the timing of sonobuoy sales to the U.S. Navy is dependent upon access to the test range and successful passage of product tests performed by the U.S. Navy. Reduced governmental budgets have made access to the test range less predictable and less frequent than in the past. Additional risk factors that have arisen more recently include dependence on key personnel, recent volatility in the stock markets, and the impact on the Company’s pension plan. Finally, the Sarbanes-Oxley Act of 2002 required changes in, and formalization of, some of the Company’s corporate governance and compliance practices. The SEC and the New York Stock Exchange also passed rules and regulations requiring additional compliance activities. Compliance with these rules has increased administrative costs, and it is expected that certain of these costs will continue indefinitely. A further discussion of the Company’s risk factors has been included in Part I, Item 1(a), “Risk Factors”, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.

Consolidated Results of Operations
     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report.
Summary
     The major elements affecting net income (loss) for the six months ended December 31, 2009 as compared to the six months ended December 31, 2008 were as follows (in millions):

Net loss year-to-date fiscal 2009		$(6.2)
Improved gross margin on DSS programs	$6.8
Improved gross margin on Medical programs	2.5
Decreased gross margin on EMS programs	(0.3)
Decreased selling and administrative expenses	0.4
Increase restructuring/impairment charges	(1.6)
Decreased Canadian translation adjustment	1.0
Increased tax benefit	2.1

Net change		10.9

Net income year-to-date fiscal 2010		$4.7

To date, fiscal 2010 was impacted by:
-	Increased margin on DSS programs due to a greater mix of products sold to foreign governments, successful lot acceptance resulting in minimal rework costs, manufacturing cost structure improvements and an overall increase in sales volume.

-	Increased margin on Medical programs due to favorable material costs, improved pricing, increased sales volume and facility consolidation.

-	Decreased margin on EMS programs due mainly to a significant decrease in sales volume, partially offset by cost savings related to plant closures and consolidations.

-	Decreased selling and administrative expenses due to closure of several production facilities and other cost reduction actions implemented in fiscal 2009.

-	Restructuring/impairment charges of approximately $1.9 million in fiscal 2010 compared to $0.3 million in the prior period.

-	Increased tax benefit related to a change in tax carryback laws.
     Presented below is a more detailed comparative data and discussion regarding our consolidated results of operations for the three and six months ended December 31, 2009 compared to the three and six months ended December 31, 2008. Results of operations for any period less than one year are not necessarily indicative of results of operations that may be expected for a full year.

For the Three Months Ended December 31, 2009 compared to the Three Months Ended December 31, 2008
     The following table presents consolidated statement of operations data as a percentage of net sales for the three months ended December 31, 2009 and 2008:

	2009	2008
Net sales	100.0%	100.0%
Cost of goods sold	82.8	92.9
Gross profit	17.2	7.1
Selling and administrative expenses	10.9	9.1
Restructuring/impairment charges	2.1	0.1
Other operating expense — net	1.4	0.2
Operating income (loss)	2.8	(2.3)
Other income (expense) — net	0.0	(2.9)
Income (loss) before income taxes	2.8	(5.2)
Provision for (benefit from) income taxes	(4.1)	(0.1)

Net income (loss)	6.9%	(5.1)%

     The following table presents net sales for the three months ended December 31, 2009 and 2008 (in thousands):

	2009		2008
SEGMENT	Total	% of Total	Total	% of Total	% Change
Medical	$17,358	37%	$15,259	28%	14%
EMS	14,399	31	34,561	64	(58)
DSS	19,022	40	7,784	14	144
Eliminations	(3,556)	(8)	(3,088)	(6)	15

Totals	$47,223	100%	$54,516	100%	(13)

     The following table presents gross profit and gross profit as a percent of net sales for the three months ended December 31, 2009 and 2008 (in thousands):

	2009		2008
SEGMENT	Total	GP%	Total	GP%
Medical	$2,469	14%	$1,651	11%
EMS	711	5	1,420	4
DSS	4,961	26	826	11

Totals	$8,141	17	$3,897	7

     Medical
     Medical sales increased approximately $2.1 million in the three months ended December 31, 2009 as compared with the same quarter last year. This increase in sales was primarily due to $1.5 million of incremental revenue from one customer that increased production related to one of its product lines. A second customer contributed $0.8 million of sales above the same period in the prior year, as they acquired product and resumed production from a developer that was in bankruptcy. Medical sales are dependent on a small number of key strategic customers. Siemens Diagnostics contributed 20% and 19% of consolidated company net sales during the three months ended December 31, 2009 and 2008, respectively. Medical backlog was approximately $12.0 million at December 31, 2009. Commercial orders, in general, may be rescheduled or cancelled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the December 31, 2009 Medical backlog is expected to be realized in the next 12-15 months.
     Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and costs associated with new program introduction. The gross profit percentage on Medical sales increased to 14% from 11% for the three months ended December 31, 2009 and 2008, respectively. This improvement in margins on Medical sales was due in part to improved pricing on several existing products as well as overall increased sales volume. In addition, favorable product mix and new product sales in fiscal 2010 included several new contracts with higher margins. Finally, changes from the recent consolidation of manufacturing operations allowed for the realization of greater operating efficiencies.

     EMS
     EMS sales for the three months ended December 31, 2009 decreased approximately $20.2 million as compared with the same quarter last year. This decrease primarily reflects decreased sales to four customers, whose combined decrease totaled approximately $16.6 million from the prior year quarter. Sparton disengaged with two of these customers as of June 30, 2009. Sparton completed its disengagement with a third customer, Honeywell, during the three months ended December 31, 2009. Honeywell contributed 1% and 19% of consolidated company net sales during the three months ended December 31, 2009 and 2008, respectively. The decrease in sales to the fourth customer reflects the quarter over quarter loss of certain programs with this customer. Offsetting these decreases, sales to another customer, Goodrich, increased by approximately $0.9 million. Goodrich contributed 13% and 10% of consolidated company net sales during the three months ended December 31, 2009 and 2008, respectively. EMS sales include intercompany sales resulting primarily from the production of circuit boards that are then utilized in DSS product sales. These intercompany sales are eliminated in consolidation. EMS backlog was approximately $30.5 million at December 31, 2009. Commercial orders, in general, may be rescheduled or cancelled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the December 31, 2009 EMS backlog is currently expected to be realized in the next 12-15 months.
     The gross profit percentage on EMS sales improved to 5% in the three months ended December 31, 2009 compared to 4% for the three months ended December 31, 2008. The quarter over quarter comparison reflects improvement in gross profit mainly attributable to the reduced overhead costs associated with the plant closings and the consolidation of EMS operations. Margin was also favorably impacted by improved performance and price increases to certain customers, including Honeywell. In addition, margin for the three months ended December 31, 2008 was favorably impacted by translation adjustments related to inventory and costs of goods sold, in the aggregate, amounting to a gain of $0.7 million. There were no translation adjustments related to inventory and costs of goods sold for the three months ended December 31, 2009. Plant closures and restructuring activities are discussed further in Note 11 of the Condensed Consolidated Financial Statements.
     DSS
     DSS sales for the three months ended December 31, 2009 were significantly above the second quarter of last year, showing an increase of $11.2 million, reflecting increased sonobuoy sales to foreign governments and higher U.S. Navy product volume due in part to successful sonobuoy lot acceptance testing in the current fiscal year. Increased engineering sales revenue also contributed to the increase. Total sales to the U.S. Navy in the three months ended December 31, 2009 and 2008 was approximately $12.1 million and $7.3 million, or 26% and 13%, respectively, of consolidated company net sales for those periods. Sonobuoy sales to foreign governments were $6.4 million and $0.1 million in the three months ended December 31, 2009 and 2008, respectively. We do not expect foreign government sales to continue at this elevated level during the remainder of fiscal 2010. DSS backlog was approximately $52.2 million at December 31, 2009. A majority of the December 31, 2009 DSS backlog is currently expected to be realized within the next 12-15 months.
     The gross profit percentage on DSS sales increased to 26% from 11% for the three months ended December 31, 2009 and 2008, respectively. The improvement in gross margin reflects increased foreign sonobuoy sales which generated increased margins due to an improved pricing structure. Additionally, minimal rework as a result of successful sonobuoy drop tests in the current year favorably affected gross margin, as the Company adjusted its reserve for estimated cost of rework related to these contracts. Margin was also positively impacted due to a significant increase in overall sales volume from the prior year quarter.
     The following table presents operating income (loss) and operating income (loss) as a percent of net sales for the three months ended December 31, 2009 and 2008 (in thousands):

	2009		2008
SEGMENT	Total	% of Sales	Total	% of Sales

Medical	$1,548	9%	$500	3%
EMS	(470)	(3)	479	1
DSS	4,150	22	(119)	(2)
Other unallocated	(3,918)	—	(2,088)	—

Totals	$1,310	3	$(1,228)	(2)

     On a consolidated basis, selling and administrative expenses for the three months ended December 31, 2009 increased by approximately $0.2 million compared to the prior year quarter as increased expenses related to the Company’s short-term incentive plan and stock-based compensation were offset by decreased costs resulting from facility closings and cost reduction activities.

     Other operating expenses were $0.6 million and $19,000 for the three months ended December 31, 2009 and 2008, respectively. Current year expenses primarily represent ongoing carrying costs for facilities held for sale.
     Restructuring and impairment charges were $1.0 million and $31,000 for the three months ended December 31, 2009 and 2008, respectively, of which $0.4 million and $31,000 were included in the EMS operating results for those periods. For a further discussion of the restructuring activity see Note 11 to the Condensed Consolidated Financial Statements.
     Interest expense consists of interest and fees on our outstanding debt and revolving credit facility (see Note 6 to the Condensed Consolidated Financial Statements), including amortization of financing costs. Interest expense was $0.2 million for the three months ended December 31, 2009 compared to $0.5 million for the three months ended December 31, 2008. The decrease primarily reflects the repayment of the Company’s line-of-credit and bank term debt with available cash on August 14, 2009.
     Other income (expense) for the three months ended December 31, 2009 was $0.2 million, versus $0 in the second quarter of fiscal 2009. Translation adjustments, not related to costs of goods sold, along with gains and losses from foreign currency transactions, in the aggregate, amounted to losses of $28,000 and $1.1 million for the three months ended December 31, 2009 and 2008, respectively. The Canadian dollar experienced significant volatility against the U.S. dollar during the three months ended December 31, 2008. With the closure of the Canadian facility, however, it is anticipated that the impact in fiscal 2010 and future periods will not be significant.
     The Company is responsible for income taxes within each jurisdiction. The Company recorded an income tax benefit of approximately $1.9 million for the quarter ended December 31, 2009, compared to a benefit of $23,000 for the same period in the prior year. The fiscal 2010 benefit reflects the release of $2.1 million of deferred tax asset valuation allowance in relation to recent tax regulation changes. See Note 2 to the Condensed Consolidated Financial Statements for a further discussion of income taxes.
     Due to the factors described above, the Company reported net income of $3.2 million ($0.33 per share, basic and diluted) for the three months ended December 31, 2009, compared to a net loss of $2.8 million ($(0.28) per share, basic and diluted) for the corresponding period last year.
For the Six Months Ended December 31, 2009 compared to the Six Months Ended December 31, 2008
     The following table presents consolidated statement of operations data as a percentage of net sales for the six months ended December 31, 2009 and 2008:

	2009	2008
Net sales	100.0%	100.0%
Cost of goods sold	83.7	94.0
Gross profit	16.3	6.0
Selling and administrative expenses	10.2	9.3
Restructuring/impairment charges	2.0	0.3
Other operating expense — net	0.8	0.2
Operating income (loss)	3.3	(3.8)
Other expense —net	(0.4)	(1.7)
Income (loss) before income taxes	2.9	(5.5)
Provision for (benefit from) income taxes	(2.0)	0.2

Net income (loss)	4.9%	(5.7)%

     The following table presents net sales for the six months ended December 31, 2009 and 2008 (in thousands):

	2009		2008
SEGMENT	Total	% of Total	Total	% of Total	% Change
Medical	$36,914	39%	$29,361	27%	26%
EMS	33,622	35	69,102	64	(51)
DSS	32,367	34	15,960	15	103
Eliminations	(7,576)	(8)	(5,911)	(6)	28

Totals	$95,327	100%	$108,512	100%	(12)

     The following table presents gross profit and gross profit as a percent of net sales for the six months ended December 31, 2009 and 2008 (in thousands):

	2009		2008
SEGMENT	Total	GP%	Total	GP%
Medical	$5,451	15%	$2,923	10%
EMS	1,729	5	2,039	3
DSS	8,381	26	1,596	10

Totals	$15,561	16	$6,558	6

     Medical
     Medical sales increased approximately $7.6 million in the six months ended December 31, 2009 as compared with the same six months last year. This increase in sales reflects increased sales volume to one customer of $3.6 million, as they acquired product and resumed production from a developer that was in bankruptcy. In addition, Siemens Diagnostics contributed $3.1 million of sales above the same period in the prior year, as this customer continued to expand its overall market. Siemens Diagnostics contributed 21% and 16% of consolidated company net sales during the six months ended December 31, 2009 and 2008, respectively.
     Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and costs associated with new program introduction. The gross profit percentage on Medical sales increased to 15% from 10% for the six months ended December 31, 2009 and 2008, respectively. This improvement in margins on Medical sales was due in part to improved pricing on several existing products as well as overall increased sales volume. In addition, favorable product mix and new product sales in fiscal 2010 included several new contracts with higher margins. Finally, changes from the recent consolidation of manufacturing operations allowed for the realization of greater operating efficiencies.
     EMS
     EMS sales for the six months ended December 31, 2009 decreased approximately $35.5 million as compared with the same quarter last year. This decrease primarily reflects decreased sales to four customers, whose combined decrease totaled approximately $29.7 million for the six month period. Sparton disengaged with two of these customers as of June 30, 2009. Sparton completed its disengagement with a third customer, Honeywell, during the three months ended December 31, 2009. Honeywell contributed 4% and 19% of consolidated company net sales during the six months ended December 31, 2009 and 2008, respectively. The decrease in sales to the fourth customer reflects the six month period over six month period loss of certain programs with this customer. Offsetting these decreases, sales to another customer, Goodrich, increased by approximately $2.6 million. Goodrich contributed 12% and 8% of consolidated company net sales during the six months ended December 31, 2009 and 2008, respectively. EMS sales include intercompany sales resulting primarily from the production of circuit boards that are then utilized in DSS product sales. These intercompany sales are eliminated in consolidation.
     The gross profit percentage on EMS sales increased to 5% from 3% for the six months ended December 31, 2009 and 2008, respectively. The improvement in gross profit was mainly attributable to the reduced overhead costs associated with the plant closings and the consolidation of EMS operations. Margin was also favorably impacted by improved performance and price increases to certain customers, including Honeywell. In addition, margin for the six months ended December 31, 2008 was favorably impacted by translation adjustments related to inventory and costs of goods sold, in the aggregate, amounting to a gain of $1.0 million. There were no translation adjustments related to inventory and costs of goods sold for the six months ended December 31, 2009. Plant closures and restructuring activities are discussed further in Note 11 of the Condensed Consolidated Financial Statements.
     DSS
     DSS sales for the six months ended December 31, 2009 were significantly above the same six month period of last year, showing an increase of $16.4 million, reflecting increased sonobuoy sales to foreign governments and higher U.S. Navy product volume due in part to successful sonobuoy lot acceptance testing in the current fiscal year. Increased engineering sales revenue also contributed to the increase. Total sales to the U.S. Navy in the six months ended December 31, 2009 and 2008 was approximately $22.3 million and $14.3 million, or 23% and 13%, respectively, of consolidated company net sales for those periods. Sonobuoy sales to foreign governments were $8.8 million and $1.3 million in the six months ended December 31, 2009 and 2008, respectively. We do not expect foreign government sales to continue at this elevated level during the remainder of fiscal 2010.
     The gross profit percentage on DSS sales increased to 26% from 10% for the six months ended December 31, 2009 and 2008, respectively. The improvement in gross margin reflects increased foreign sonobuoy sales which generated increased margins due to an improved pricing structure. Additionally, minimal rework as a result of successful sonobuoy drop tests in the current year favorably affected gross margin, as the Company adjusted its reserve for estimated cost of rework related to these contracts. Margin was also positively impacted due to a significant increase in overall sales volume from the prior year period.
     The following table presents operating income (loss) and operating income (loss) as a percent of net sales for the six months ended December 31, 2009 and 2008 (in thousands):

	2009		2008
SEGMENT	Total	% of Sales	Total	% of Sales

Medical	$3,460	9%	$821	3%
EMS	(763)	(2)	(613)	(1)
DSS	7,077	22	(70)	(0)
Other unallocated	(6,632)	—	(4,219)	—

Totals	$3,142	3	$(4,081)	(4)

     On a consolidated basis, selling and administrative expenses for the six months ended December 31, 2009 decreased by approximately $0.3 million, compared to the same period in the prior year, reflecting decreased costs resulting from facility closings and cost reduction activities, legal fees in fiscal 2009 related to Electropac litigation, partially offset by increased expenses related to the Company’s short-term incentive plan and stock-based compensation.
     Other operating expenses were $0.6 million and $17,000 for the six months ended December 31, 2009 and 2008, respectively. Current year expenses primarily represent ongoing carrying costs for facilities held for sale.
     Restructuring and impairment charges were $1.9 million and $0.3 million for the six months ended December 31, 2009 and 2008, respectively, of which $0.8 million and $0.3 million were included in the EMS operating results for those periods. For a further discussion of the restructuring activity see Note 11 to the Condensed Consolidated Financial Statements.
     Interest expense consists of interest and fees on our outstanding debt and revolving credit facility (see Note 6 to the Condensed Consolidated Financial Statements), including amortization of financing costs. Interest expense was $0.5 million for the six months ended December 31, 2009 compared to $0.9 million for the six months ended December 31, 2008. The decrease primarily reflects the repayment of the Company’s line-of-credit and bank term debt with available cash on August 14, 2009.
     Other income for the six months ended December 31, 2009 was $60,000, versus $5,000 in the same period of fiscal 2009. Translation adjustments, not related to costs of goods sold, along with gains and losses from foreign currency transactions, in the aggregate, amounted to losses of $22,000 and $1.0 million for the six months ended December 31, 2009 and 2008, respectively. The Canadian dollar experienced significant volatility against the U.S. dollar during the three months ended December 31, 2008. With the closure of the Canadian facility, however, it is anticipated that the impact in fiscal 2010 and future periods will decrease.
     The Company is responsible for income taxes within each jurisdiction. The Company recorded an income tax benefit of approximately $1.9 million for the six months ended December 31, 2009, compared to expense of $0.2 million for the same period in the prior year. The fiscal 2010 benefit reflects the release of $2.1 million of deferred tax asset valuation allowance in relation to recent tax regulation changes. See Note 2 to the Condensed Consolidated Financial Statements for a further discussion of income taxes.
     Due to the factors described above, the Company reported net income of $4.7 million ($0.47 per share, basic and diluted) for the six months ended December 31, 2009, compared to a net loss of $6.2 million ($(0.63) per share, basic and diluted) for the corresponding period last year.
Liquidity and Capital Resources
     Until the past several years, the primary source of liquidity and capital resources had historically been generated from operations. In recent periods, borrowings on the Company’s revolving line-of-credit facility have increasingly been relied on to provide necessary working capital in light of significant operating cash flow deficiencies sustained primarily in fiscal 2007 and fiscal 2008. During fiscal 2009, the Company generated $38.2 million of operating cash flows, primarily due to reductions in inventory levels and certain DSS contracts allowing for billings to occur when certain milestones under the program are reached, independent of the amount expended as of that point. These billings reduce the amount of cash that would otherwise be required during the performance of these contracts. As of December 31 and June 30, 2009, $19.7 million and $25.1 million, respectively, of billings in excess of costs were received. The Company currently expects to meet its liquidity needs through a combination of sources including, but not limited to, operations, its line-of-credit, anticipated continuation of interim billings on certain DSS contracts, the potential proceeds from sales of closed facilities, and improved cash flow from changes in how the Company manages inventory. It is currently anticipated that usage of the line-of-credit and interim government billings will continue to be a component in providing Sparton’s working capital. With the above sources providing the expected cash flows, the Company currently believes that it will have sufficient liquidity for our anticipated needs over the next 12 months, but no assurances regarding liquidity can be made.
     For the six months ended December 31, 2009, cash and cash equivalents decreased $24.2 million to $12.0 million. Operating activities provided $0.9 million in fiscal 2010 and $5.3 million in fiscal 2009 in net cash flows. The primary use of cash from operating activities in fiscal 2010 was the payment of accounts payable and accrued liabilities and the funding of production related to U.S. Navy contracts. Payables and accrued liabilities have decreased as a result of the closing of several facilities, reduced volume of inventory purchases, and pension contributions in the first quarter of fiscal 2010. The primary source of cash from operating activities in fiscal 2010 was the decrease in accounts receivable, reflective of collections on government milestone contracts, collection of receivables from disengaging customers, and the large volume of sales during the fourth quarter of fiscal 2009. The primary use of cash from operating activities in fiscal 2009 was for the funding of operating losses, while the primary source of cash in fiscal 2009 was the decrease in inventories, primarily due to the Company’s focus on reducing the level of inventory carried.
     Cash flows used in investing activities in fiscal 2010 and 2009 totaled $4.3 million and $2.1 million, respectively. Fiscal 2010 reflects the utilization of $3.1 million to establish a trust, the Sparton Corporation Financial Assurance Trust, related to environmental remediation activities at one of Sparton’s former facilities. The funds are held in Sparton’s name and are invested with Sparton receiving the benefit of the investment return. These funds are available for use to satisfy the $4.8 million of expected remediation liability reflected in the December 31, 2009 balance sheet. For further discussion of this remediation activity, see “Commitments and Contingencies” below. Both six month periods reflect the payment of contingent purchase consideration to the prior owners of Astro. Capital expenditures for the six months ended December 31, 2009 and 2008 were $0.7 million and $1.0 million, respectively.
     Cash flows used in financing activities in fiscal 2010 and 2009 totaled $20.8 million and $0.6 million, respectively. The primary uses of cash from financing activities in fiscal 2010 and 2009 were the repayment of debt. Fiscal 2010 also reflects the payment of financing fees related to the Company’s new revolving credit facility. The primary source of cash from financing activities in fiscal 2009 was from increased borrowings on the Company’s bank line-of-credit facility. In the six months ended December 31, 2009, the Company paid off the existing balance on its line-of-credit facility totaling $15.5 million and the remaining balance on its term loan with National City Bank of $3.4 million.
     As of December 31, 2009, the Company’s bank line-of-credit facility totaled $20.0 million, with no borrowings against the available funds. This bank debt is subject to certain customary covenants which were met at December 31, 2009. The maturity date for this line-of-credit is August 14, 2012. There are notes payable totaling $1.0 million outstanding to the former owners of Astro, as well as $2.0 million of Industrial Revenue Bonds. Borrowings are discussed further in Note 6 to the Condensed Consolidated Financial Statements.
     During fiscal 2009, management initiated a full evaluation of the Company’s operations and long-term business strategy. As a result, in the third fiscal quarter, management began to implement a formal turnaround plan focused on the return of Sparton to profitability and the assurance of the Company’s viability. These measures have been designed to reduce operating costs, increase efficiencies, and improve our competitive position in response to excess capacity, the prevailing economy and the need to optimize manufacturing resources. These restructuring activities included, among other actions, plant consolidation and closures, workforce reductions, customer contract disengagements, and changes in employee pension and health care benefits. While the majority of these restructuring activities are complete at December 31, 2009, the Company expects to incur approximately $0.3 million of additional restructuring expenses during the remainder of fiscal 2010, with restructuring related cash payments of approximately $1.3 million in future quarters.
Commitments and Contingencies
Environmental Remediation
     One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been involved with ongoing environmental remediation since the early 1980’s. At December 31, 2009, Sparton had accrued approximately $4.8 million as its best estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which approximately $0.5 million is classified as a current liability and included on the balance sheet in other accrued liabilities. The Company’s minimum cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements.

     On October 15, 2009, approximately $3.1 million of cash was utilized to establish a trust, the Sparton Corporation Financial Assurance Trust, for remediation activity. The funds are held in Sparton’s name and are invested with Sparton receiving the benefit of the investment return. As of December 31, 2009, approximately $3.1 million was held in this trust. These funds are available for use against the $4.9 million expected remediation liability. The trust was established to meet the United States Environmental Protection Agency’s (EPA) financial assurance requirements for the fiscal year ending June 30, 2010, with trust funds to be drawn upon only should Sparton not continue to meet its financial remediation requirements. The trust will remain in place until the Company can again satisfy the EPA financial assurance requirements through compliance with financial ratios, as was previously attained on an annual basis until fiscal year 2009. Upon the successful compliance with the financial ratios the Company will be able to dissolve the trust. The Company’s first opportunity, under the annual filing requirements, to again regain compliance with the financial ratios is expected to be upon completion of the June 30, 2010 fiscal year.
     In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (DOE) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8.4 million incurred from the date of settlement, if any, of which approximately $3.0 million has been incurred as of December 31, 2009 toward the $8.4 million threshold. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency.
Customer Relationships
     The Company had an action before the U.S. Court of Federal Claims to recover damages arising out of an alleged infringement by the U.S. Navy of certain patents held by Sparton and used in the production of sonobuoys. Pursuant to an agreement between the Company and counsel conducting the litigation, a significant portion of the claim will be retained by the Company’s counsel in contingent fees if the litigation is successfully concluded. A trial of the matter was conducted by the court in April 2008, with a decision against Sparton filed in August 2009 and published in September 2009. In October 2009, an appeal of this unfavorable decision was filed with the Federal Circuit Court of Appeals. Due to this decision, management believes that the Company’s ability to obtain any recovery with respect to the claim is greatly diminished.
Product Issues
     Some of the printed circuit boards supplied to the Company for its aerospace sales were discovered in fiscal 2005 to be nonconforming and defective. The defect occurred during production at the raw board supplier’s facility, prior to shipment to Sparton for further processing. The Company and our customer, who received the defective boards, contained the defective boards. While investigations were underway, $2.8 million of related product and associated incurred costs were initially deferred and classified in Sparton’s balance sheet within other non-current assets.
     In August 2005, Sparton Electronics Florida, Inc. filed an action in the U.S. District Court, Middle District of Florida against Electropac Co. Inc. (“Electropac”) and a related party (the raw board manufacturer) to recover these costs. A trial was conducted in August 2008 and the trial court made a partial ruling in favor of Sparton; however, the court awarded an amount less than the previously deferred $2.8 million. Following this ruling, a provision for a loss of $0.8 million was established in the fourth quarter of fiscal 2008. Court ordered mediation was conducted following the court’s ruling and a settlement was reached in September 2008 for payment to the Company of $2.0 million plus interest. The settlement is secured by a mortgage on real property and a consent judgment. In December 2008, a recovery of $0.6 million against the $2.0 million was received with the remaining balance due in September 2009, at which time Electropac failed to make the scheduled payment. In the fourth quarter of fiscal 2009, the Company established a reserve of $0.2 million against the remaining settlement balance. As of December 31 and June 30, 2009, respectively, $1.2 million remains in other current assets on the Company’s balance sheet. The $1.2 million balance is expected to be received in fiscal 2010. If Electropac is unable to pay the final judgment, our before-tax operating results at that time could be adversely affected by up to $1.2 million.
Other
     In addition to the foregoing, from time to time, the Company is involved in various legal proceedings relating to claims arising in the ordinary course of business. The Company is not currently a party to any such legal proceedings, the adverse outcome to which, individually or in the aggregate, is expected to have a material adverse effect on our business, financial condition or results of operations.
Contractual Obligations and Off-Balance Sheet Arrangements
     Information regarding the Company’s long-term debt obligations, environmental liability payments, operating lease payments, and other commitments is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. As discussed in Note 9 to that Annual Report, in connection with the replacement credit facility obtained in August, 2009, the Company paid the remaining $3.4 million balance on the bank term loan. In addition, as of June 30, 2009, there were $24.7 million of non cancelable purchase orders outstanding. This amount has decreased to $13.3 million as of December 31, 2009. Additionally, due primarily to lease cancellations related to the Company’s restructuring activities during the six months ended December 31, 2009, contractual obligations under operating leases are now $964,000, $1,564,000, $807,000, $139,000, $139,000 and $145,000 for fiscal years 2010, 2011, 2012, 2013, 2014 and thereafter, respectively. Other than as noted above, there have been no material changes in the nature or amount of the Company’s contractual obligations since June 30, 2009.
Critical Accounting Policies
     Our financial statements are prepared in conformity with accounting principles generally accepted in the United States and require us to select appropriate accounting policies. The assumptions and judgments we use in applying our accounting policies have a significant impact on our reported amounts of assets, liabilities, revenue and expenses. While we believe that the assumptions and judgments used in our estimates are reasonable, actual results may differ from these estimates under different assumptions or conditions.
     We have identified the most critical accounting policies upon which our financial status depends. The critical policies were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. We also have other policies considered key accounting policies; however, these policies do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are complex or subjective. Our critical accounting policies include the following:
•	Environmental contingencies

•	Government contract cost estimates

•	Inventory valuation allowances

•	Allowances for probable losses on receivables

•	Pension obligations

•	Business combinations

•	Valuation of property, plant and equipment

•	Goodwill and customer relations

•	Deferred costs and claims for reimbursement

•	Income taxes

•	Restructuring accrual
     There have been no significant changes to our critical accounting policies that are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended June 30, 2009.

New Accounting Pronouncements
     See Note 2, Summary of Significant Accounting Policies, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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
     The Company has financial instruments that are subject to interest rate risk, principally long-term debt associated with the SMS acquisition in May, 2006, and the line-of-credit facility with National City Business Credit, Inc. Historically, the Company has not experienced material gains or losses due to such interest rate changes. As interest rates periodically adjust to market values for the majority of our debt, interest rate risk is not considered to be significant.
Item 4T. Controls and Procedures.
     Each of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures are effective.
     There have been no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Commitments and Contingencies” of this report.
     In addition to the above, from time to time, we are involved in various legal proceedings relating to claims arising in the ordinary course of business. We are not currently a party to any such legal proceedings, the outcome of which, individually or in the aggregate, is expected to have a material adverse effect on our business, financial condition or results of operations.
Item 1A. Risk Factors.
     You should carefully consider the risks and uncertainties described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2009 and the other information in our subsequent filings with the SEC, including this Quarterly Report on Form 10-Q. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks. The risks described in our Annual Report on Form 10-K are not the only ones facing us. Additional risks and uncertainties that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition, results of operations and stock price.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.

Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.

Item 6. Exhibits.

Exhibit
Number	Description
3.1	By-Laws of the Registrant as amended, incorporated herein by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 3, 2008.

3.2	Amended Articles of Incorporation of the Registrant, incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended September 30, 2004.

3.3	Amended Code of Regulations of the Registrant, incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended September 30, 2004.

10.1	Amended and Restated Revolving Credit and Security Agreement dated August 14, 2009 among the Company, its subsidiaries and National City Business Credit, Inc., incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2009.

10.2	Post-closing Agreement dated August 14, 2009 among the Company, its subsidiaries and National City Business Credit, Inc., incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2009.

10.3	Long-Term Stock Option Incentive Plan (the “LTIP”), incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2009.

31.1*	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sparton Corporation
By:	/s/ CARY B. WOOD
Cary B. Wood President and Chief Executive Officer (Principal Executive Officer)

Date: February 12, 2010

By:	/s/ GREGORY A. SLOME
Gregory A. Slome Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 12, 2010