Form 10-Q
period 2010-03-31
SPARTON CORP
filed 2010-05-14
CIK 92679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 12, 2010, there were 9,978,507 shares of common stock, $1.25 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SPARTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share amounts)

	March 31,	June 30,
	2010	2009 (a)
Assets
Current Assets:
Cash and cash equivalents	$16,144	$36,261
Accounts receivable, net of allowance for doubtful accounts of $531 and $534, respectively	18,210	38,163
Inventories and costs of contracts in progress, net	28,808	38,435
Income taxes receivable	826	—
Deferred income taxes	35	35
Property held for sale	5,983	5,129
Prepaid expense and other current assets	1,414	1,992

Total current assets	71,420	120,015
Property, plant and equipment, net	8,690	9,833
Goodwill	19,141	17,693
Other intangible assets, net	4,918	5,270
Restricted cash	3,151	—
Other non-current assets	2,681	2,191

Total assets	$110,001	$155,002

Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term bank borrowings	$—	$15,500
Current portion of long-term debt	1,148	4,142
Accounts payable	12,348	26,418
Accrued salaries and wages	4,445	5,023
Accrued health benefits	1,097	1,578
Current portion of pension liability	145	1,097
Restructuring accrual	786	2,365
Advance billings on customer contracts	12,190	25,103
Other accrued liabilities	5,432	5,891

Total current liabilities	37,591	87,117
Deferred income taxes — non-current	1,442	1,135
Pension liability — non-current portion	3,239	4,061
Long-term debt — non-current portion	1,826	3,317
Environmental remediation — non-current portion	4,265	4,477

Total liabilities	48,363	100,107

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, no par value; 200,000 shares authorized, none outstanding	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 9,978,507 and 9,951,507 shares outstanding, respectively	12,473	12,439
Capital in excess of par value	20,082	19,671
Retained earnings	32,928	27,586
Accumulated other comprehensive loss	(3,845)	(4,801)

Total shareholders’ equity	61,638	54,895

Total liabilities and shareholders’ equity	$110,001	$155,002

(a)	Derived from the Company’s audited financial statements as of June 30, 2009.
See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except share data)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Net sales	$38,637	$54,592	$133,964	$163,104
Cost of goods sold	33,122	49,893	112,888	151,847

Gross profit	5,515	4,699	21,076	11,257

Operating Expense:
Selling and administrative expenses	4,286	4,152	14,017	14,223
Amortization of intangibles	118	120	352	361
Restructuring/impairment charges	238	350	2,121	660
Other, net	549	3	1,120	20

Total operating expense	5,191	4,625	17,610	15,264

Operating income (loss)	324	74	3,466	(4,007)

Other income (expense)
Interest expense	(193)	(398)	(655)	(1,256)
Interest income	32	(1)	48	29
Equity income (loss) in investment	6	(36)	30	(56)
Gain on sale of investment	201	—	201	—
Canadian translation adjustment	(2)	(223)	(24)	(1,254)
Other, net	189	4	249	9

Other income (expense)	233	(654)	(151)	(2,528)

Income (loss) before provision for income taxes	557	(580)	3,315	(6,535)
Provision for (benefit from) income taxes	(132)	183	(2,027)	381

Net income (loss)	$689	$(763)	$5,342	$(6,916)

Income (loss) per share of common stock:
Basic	$0.07	$(0.08)	$0.54	$(0.70)

Diluted	$0.07	$(0.08)	$0.54	$(0.70)

Weighted average shares of common stock outstanding — basic and diluted
Basic	9,978,507	9,811,507	9,964,711	9,811,507

Diluted	9,998,419	9,811,507	9,964,711	9,811,507

See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	For the Nine Months Ended
	March 31,	March 31,
	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$5,342	$(6,916)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,067	1,442
Amortization of deferred financing costs	211	—
Deferred income tax expense	307	239
Equity loss (income) in investment	(30)	56
Pension expense	1,085	1,686
Stock-based compensation expense	445	132
Non-cash restructuring/impairment charges	252	—
Net gain on sale of property, plant and equipment	—	10
Gain on sale of investment	(201)	—
Other, deferred assets	—	600
Changes in operating assets and liabilities:
Accounts receivable	19,953	(3,387)
Income taxes receivable	(826)	—
Inventories, prepaid expenses and other current assets	10,097	12,427
Advance billings on customer contracts	(12,913)	—
Accounts payable and accrued liabilities	(19,841)	245

Net cash provided by operating activities	4,948	6,534
Cash Flows from Investing Activities:
Additional goodwill from SMS acquisition	(977)	(1,057)
Change in restricted cash	(3,151)	—
Purchases of property, plant and equipment	(1,041)	(1,065)
Proceeds from sale of property, plant and equipment	450	11
Proceeds from sale of investment	525	—

Net cash used in investing activities	(4,194)	(2,111)
Cash Flows from Financing Activities:
Net short-term bank borrowings (repayments)	(15,500)	2,000
Repayment of long-term debt	(4,485)	(3,127)
Payment of debt financing costs	(886)	—

Net cash used in financing activities	(20,871)	(1,127)

Net increase (decrease) in cash and cash equivalents	(20,117)	3,296
Cash and cash equivalents at beginning of period	36,261	2,928

Cash and cash equivalents at end of period	$16,144	$6,224

Supplemental disclosure of cash flow information:
Cash paid for interest	$422	$1,124
Cash paid for income taxes	$5	$243
See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(Dollars in thousands, except share data)

	Nine Months Ended March 31, 2010
					Accumulated
			Capital		Other
	Common Stock		In Excess	Retained	Comprehensive
	Shares	Amount	of Par Value	Earnings	Income (loss)	Total
Balance at June 30, 2009	9,951,507	$12,439	$19,671	$27,586	$(4,801)	$54,895
Stock grants issued	27,000	34	(34)	—	—	—
Stock-based compensation	—	—	445	—	—	445
Comprehensive income (loss), net of tax:
Net income	—	—	—	5,342	—	5,342
Change in unrecognized pension costs	—	—	—	—	956	956

Comprehensive income						6,298

Balance at March 31, 2010	9,978,507	$12,473	$20,082	$32,928	$(3,845)	$61,638

	Nine Months Ended March 31, 2009
					Accumulated
			Capital		Other
	Common Stock		In Excess	Retained	Comprehensive
	Shares	Amount	of Par Value	Earnings	Income (loss)	Total
Balance at June 30, 2008	9,811,507	$12,264	$19,651	$43,592	$(4,647)	$70,860
Restricted stock grants issued	120,000	150	(150)	—	—	—
Stock-based compensation	—	—	132	—	—	132
Comprehensive income (loss), net of tax:
Net loss	—	—	—	(6,916)	—	(6,916)
Change in unrecognized pension costs	—	—	—	—	(1,781)	(1,781)

Comprehensive loss						(8,697)

Balance at March 31, 2009	9,931,507	$12,414	$19,633	$36,676	$(6,428)	$62,295

See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Business and Basis of Presentation
     Sparton Corporation (the “Company” or “Sparton”) is a provider of complex and sophisticated electromechanical devices with capabilities that include concept development, industrial design, design and manufacturing engineering, production, distribution, and field service. The primary markets served are in the Medical Device, Defense & Security Systems, and Electronic Manufacturing Services industries with a focus on federally regulated markets. Effective for fiscal 2010, the Company reports its operating results under these three reportable business segments. For a more complete discussion of segment reporting, see Note 12. All of the Company’s facilities are registered to ISO standards, including 9001 or 13485, with most having additional certifications. The Company’s products and services include products for Original Equipment Manufacturers and Emerging Technology customers that are microprocessor-based systems that include transducers, printed circuit boards and assemblies, sensors, and electromechanical components, as well as development and design engineering services relating to these product sales. Sparton also develops and manufactures sonobuoys, an anti-submarine warfare (ASW) device, used by the United States Navy and other free-world countries. Many of the physical and technical attributes in the production of sonobuoys are similar to those required in the production of the Company’s other electrical and electromechanical products and assemblies.
     The unaudited condensed consolidated balance sheets as of March 31, 2010 and June 30, 2009, the unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2010 and 2009, the unaudited condensed consolidated statements of cash flows for the nine months ended March 31, 2010 and 2009, the unaudited condensed consolidated statements of shareholders’ equity for the nine months ended March 31, 2010 and 2009 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial information presented herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, which includes information and disclosures not presented herein. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications of prior year amounts have been made to conform to the current year presentation. Subsequent events have been evaluated through the date these financial statements were issued. In the opinion of management, the unaudited condensed consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three and nine months ended March 31, 2010 are not indicative of the results that may be expected for the full fiscal year 2010.
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
     Revenue recognition — The Company’s net sales are comprised primarily of product sales, with supplementary revenues earned from engineering and design services. Standard contract terms are FOB shipping point. Revenue from product sales is generally recognized upon shipment of the goods; service revenue is recognized as the service is performed or under the percentage of completion method, depending on the nature of the arrangement. Costs and fees billed under cost-reimbursement-type contracts are recorded as sales. Long-term contracts relate principally to government defense contracts. These government defense contracts are accounted for based on completed units accepted and their estimated average contract cost per unit. At March 31, 2010 and June 30, 2009, current liabilities include billings in excess of costs of $12.2 million and $25.1 million, respectively, on government contracts. Sales related to these billings are recognized based upon completed units accepted and are not recognized upon billings. A provision for the entire amount of a loss on a contract is charged to operations as soon as the loss is identified and the amount is reasonably determinable. Shipping and handling costs are included in costs of goods sold.

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
     Fair value measurements — Fair value estimates and assumptions and methods used to estimate the fair value of the Company’s assets and liabilities are made in accordance with the requirements of the Financial Accounting Standards Board (the “FASB”), Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”).
     ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: Level 1 are observable inputs such as quoted prices in active markets; Level 2 are inputs other than the quoted prices in active markets that are observable either directly or indirectly; and Level 3 are unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. As of March 31, 2010, the Company has no assets or liabilities which it measures and carries on its balance sheet at fair value on a recurring basis.
     The Company’s long-term debt instruments, consisting of industrial revenue bonds and notes payable to the sellers of Astro Instrumentation, LLC (“Astro”), are carried at historical cost. As of March 31, 2010, the fair value of the industrial revenue bonds and notes payable to the sellers of Astro were $2,241,000 and $1,037,000, respectively, and were based on Level 2 inputs. These fair values were derived from discounted cash flow analyses based on the terms of the contracts and observable market data, including adjustment for nonperformance risk.
     The Company has determined that it is not practicable to estimate the fair value of its cost method investment in Cybernet Systems Corporation. There have been no identified events or changes in circumstances that the Company views may have a significant adverse effect on the fair value of this investment.
     Other investment — In June 1999, the Company purchased a 14% interest in Cybernet Systems Corporation (“Cybernet”), a developer of hardware, software, next-generation network computing, and robotics products. Through January 2010, the investment was accounted for under the equity method, which required the Company to record its share of Cybernet’s income or loss in earnings (“Equity income (loss) in investment”) in Sparton’s statements of operations with a corresponding increase or decrease in the investment account (“Other non-current assets”) on Sparton’s balance sheets. In February 2010, the Company sold approximately $0.3 million, or approximately 17%, of its interest in Cybernet, resulting in a remaining interest of less than 12%. The Company received approximately $0.5 million for this interest resulting in an approximate gain of $0.2 million, recorded as gain on sale of investment during the three months ended March 31, 2010. In conjunction with the sale, Sparton reassessed the accounting treatment of its remaining investment in Cybernet and concluded that, due to the change in ownership percentage and the evolution of the relationship between Sparton and Cybernet as a result of the recent change in Sparton management, it no longer is able to exercise significant influence over Cybernet. Accordingly, beginning February 2010, the Company accounts for its investment in Cybernet under the cost method. At March 31, 2010 and June 30, 2009, the Company’s investment in Cybernet amounted to approximately $1.6 million and $1.9 million, respectively, and is included in other non-current assets on the balance sheets.

     Market risk exposure — The Company manufactures its products in the United States and Vietnam. It ceased manufacturing in Canada during the fourth quarter of fiscal 2009. Sales of the Company’s products are in the U.S. and foreign markets. The Company is subject to foreign currency exchange rate risk relating to intercompany activity and balances and to receipts from customers and payments to suppliers in foreign currencies. Also, adjustments related to the translation of the Company’s Canadian and Vietnamese financial statements into U.S. dollars are included in current earnings. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in the domestic and foreign markets in which the Company operates. However, minimal third party receivables and payables are denominated in foreign currency and the related market risk exposure is considered to be immaterial. Historically, foreign currency gains and losses have not been significant. However, due to the greater volatility of the Canadian dollar, the impact of transaction and translation gains significantly increased in fiscal 2009. With the closure of the Canadian facility, however, the impact in fiscal 2010 has not been significant and it is anticipated that future periods will not be significant.
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
     Long-lived assets — The Company reviews long-lived assets that are not held for sale for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is determined by comparing the carrying value of the assets to their estimated future undiscounted cash flows. If it is determined that an impairment of a long-lived asset has occurred, a current charge to income is recognized. During the fourth quarter of fiscal 2009 an impairment charge of approximately 2.1 million was recognized, primarily related to the closure of the Jackson, Michigan facility. In the first and third quarter of fiscal 2010, additional impairments of approximately $0.2 million and $0.1 million, respectively, were recognized. The Company also has goodwill and other intangibles which are considered long-lived assets. Approximately $24.1 million and $23.0 million in net carrying value of goodwill and other intangibles reflected on the Company’s balance sheet as of March 31, 2010 and June 30, 2009, respectively, is associated with the acquisition of Sparton Medical Systems, Inc. (“SMS”). For a more complete discussion of goodwill and other intangibles, see Note 5.
     Other assets — At June 30, 2009, the Company’s Albuquerque, New Mexico properties were classified as held for sale in the Company’s balance sheet. At March 31, 2010, the Company’s Jackson, Michigan, London, Ontario, Canada and Albuquerque, New Mexico properties were classified as held for sale in the Company’s balance sheet. For a further discussion of these facilities, see Note 11.
     Included in other current assets as of March 31, 2010 and June 30, 2009, was $0.1 million and $1.2 million, respectively, for which the Company is seeking payment from other parties, which is described in Note 7.
     During the fourth quarter of fiscal 2009 and the nine months ended March 31, 2010, the Company deferred approximately $0.1 million and $0.9 million, respectively, of loan costs, respectively, that were directly associated with the debt refinancing described in Note 6. This total amount of approximately $1.0 million, net of amortization of approximately $0.2 million, which is reported as interest expense for the nine months ended March 31, 2010, is included in other non-current assets on our condensed consolidated balance sheet.
     Income taxes — Deferred income taxes are based on enacted income tax rates in effect on the dates temporary differences between the financial reporting and tax bases of assets and liabilities are expected to reverse and tax credit carryforwards are utilized. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the enactment date. A valuation allowance of approximately $10 million was established at June 30, 2008 against the Company’s net deferred income tax asset. During fiscal 2009 the valuation allowance was increased for additional deferred tax assets resulting from current period losses as well as an offset to the remaining net asset. The result after the valuation allowance is a net deferred tax liability associated with the amortization of goodwill. The Company recorded net profit for the nine months ended March 31, 2010 and a provision for income taxes was recorded but fully offset by releasing a portion of the valuation allowance, resulting in no net provision for income taxes relating to the profitability of the Company year to date. For the three and nine months ended March 31, 2010, provisions for income taxes of approximately $0.1 million and $0.3 million, respectively, were recognized relating to the increase in the deferred tax liability associated with the amortization of goodwill for tax purposes. For the three and nine months ended March 31, 2009, the Company recognized provisions for income taxes of approximately $0.2 million and $0.4 million, respectively, related to the amortization of goodwill for tax purposes and Canadian income taxes, which were estimated based on the taxable income generated in Canada.

     The Worker, Homeownership, and Business Assistance Act of 2009, a new law passed on November 6, 2009, extends the net operating loss carryback period for up to five years. The Company has elected to carryback a portion of its fiscal 2008 accumulated net operating loss to fiscal 2003 and this carryback generated a federal tax refund of approximately $1.7 million. Furthermore, the Internal Revenue Service issued an industry directive which provides guidance regarding the carryback to ten years for losses related to environmental remediation. This new carryback provision generated a federal tax refund of approximately $0.6 million for remediation losses in fiscal 2006 through 2009. In the three and nine months ended March 31, 2010, in conjunction with these changes to the tax regulations and the filing of amended tax returns, the Company released $0.2 million and $2.3 million, respectively, of its deferred tax asset valuation allowance as it has recovered or expects to recover these amounts in future quarters. As of March 31, 2010, approximately $1.5 million of these amounts have been recovered. These net operating loss carryback elections have reduced the Company’s net operating loss carry forwards by approximately $6.9 million.
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
     New accounting standards — Effective July 1, 2009, the FASB Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission (the “SEC”). The Company’s accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the footnotes to the Company’s consolidated financial statements have been changed to refer to the appropriate section of ASC.
     In December 2007, the FASB issued guidance, now codified in ASC Topic 805, “Business Combinations”, which requires an acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This new guidance was effective for Sparton beginning on July 1, 2009 (fiscal 2010) and is applicable only to transactions occurring after that effective date.
     In December 2007, the FASB issued guidance, now codified in ASC Topic 810, “Consolidation”, which clarifies that a noncontrolling or minority interest in a subsidiary is considered an ownership interest and, accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements. This new guidance which was effective as of the first quarter of fiscal 2010, is not relevant to the Company at this time, but would become so if the Company were to enter into an applicable transaction.
     In February 2008, the FASB issued guidance, now codified in ASC Topic 820, “Fair Value Measurements and Disclosures”, which delayed the effective date of fair value measurements until the Company’s fiscal 2010 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. Effective July 1, 2009, the Company applied the new fair value measurement and disclosure provisions to its nonfinancial assets and liabilities measured on a nonrecurring basis. Such application did not have a material impact on the Company’s consolidated results of operations or financial position. In January 2010, the FASB issued additional guidance, codified in ASC 820, that clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. Sparton adopted this guidance effective in the third quarter of fiscal 2010. Its adoption did not have a material impact on the Company’s consolidated financial statements.
     In April 2008, the FASB issued guidance, now codified in ASC Topic 350, “Intangibles — Goodwill and Other”, which amended the factors that should be considered in developing renewal or extension assumptions integral to estimating such useful lives. This guidance is applicable to Sparton’s purchased or internally developed intangible assets acquired beginning on July 1, 2009 (fiscal 2010). Implementation of this new guidance had no significant impact on the Company’s consolidated financial statements. This guidance also requires certain disclosures relating to costs incurred to renew or extend the term of recognized intangible assets (see Note 5).

     In June 2008, the FASB issued new guidance, now codified in ASC Topic 260, “Earnings Per Share”, which established that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities, as defined, and should be included in the computation of earnings per share pursuant to the two-class method. The guidance was effective for Sparton as of the first quarter of fiscal 2010. All prior-period earnings per share data presented has been adjusted retrospectively to conform to the new provisions, with no significant impact.
     In November 2008, the FASB issued guidance, now codified in ASC Topic 323, “Investments — Equity Method and Joint Ventures”, which clarified accounting treatment for certain transactions relating to equity method investments. This guidance was effective for Sparton in the quarter ended September 30, 2009. Implementation of this new guidance had no significant impact on our consolidated financial statements, and is not expected to have a material effect on our accounting going forward.
     In December 2008, the FASB issued guidance, now codified in ASC Topic 715, “Compensation — Retirement Benefits”, to improve disclosures about plan assets in an employer’s defined benefit pension or other postretirement plans, including the basis for investment allocation decisions, expanded major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for a period, and significant concentrations of risk within plan assets. This new guidance is effective for Sparton’s fiscal year ending on June 30, 2010. The “other” or “alternative” investments category as a percentage of the total plan assets of Sparton’s pension plan are not significant and, therefore, management does not believe that the implementation of these additional disclosures will be a critical element in significantly enhancing users’ ability to evaluate the nature and risks of invested plan assets, significant investment strategies, or the relative reliability of fair value measurements.
     In May 2009, the FASB issued guidance which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is contained in ASC Topic 855, “Subsequent Events” (“ASC 855”). This guidance in ASC 855 was effective for annual or interim periods ending after June 15, 2009. The Company adopted the new provisions of ASC 855 for its fiscal year ended June 30, 2009. In February 2010, the FASB amended new guidance contained in ASC 855, to eliminate potential conflicts with certain SEC guidance. This amended guidance was effective immediately. The Company’s adoption of this guidance for the quarter ended March 31, 2010 did not have a significant impact on the consolidated financial statements of the Company.
     In August, 2009, the FASB issued updated guidance, now codified in ASC 820, related to the fair value measurement of liabilities, to clarify that certain techniques must be used to measure fair value in circumstances in which a quoted price in an active market for the identical liability is not available. The updated guidance, which was effective for Sparton beginning in its second quarter of fiscal 2010, did not have any significant impact on the Company’s consolidated results of operations, financial position or disclosures.
(3) Inventories and Cost of Contracts in Progress
     Inventories are valued at the lower of cost (first-in, first-out basis) or market and include costs related to long-term contracts. The following are the approximate major classifications of inventory, net of interim billings and related valuation allowances, at each balance sheet date (in thousands):

	March 31, 2010	June 30, 2009
Raw materials	$22,567	$29,593
Work in process	3,915	5,260
Finished goods	2,326	3,582

Total inventory and cost of contracts in progress, net	$28,808	$38,435

     Inventories were reduced by interim billings to the U.S. government for costs incurred related to long-term contracts, thereby establishing inventory to which the U.S. government then has title, of approximately $8.5 million and $5.8 million, respectively, at March 31, 2010 and June 30, 2009. At March 31, 2010 and June 30, 2009, current liabilities include billings in excess of costs of $12.2 million and $25.1 million, respectively, on government contracts. As these billings are in excess of cost, there is no inventory to which the government would claim title and, therefore, no offset to inventory has been made.

     Customer orders are based upon forecasted quantities of product, manufactured for shipment over defined periods. Raw material inventories are purchased to fulfill these customer requirements. Within these arrangements, customer demands for products frequently change, sometimes creating excess and obsolete inventories. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income and a valuation allowance is established for the difference between the carrying cost and the estimated realizable amount. Conversely, should the disposition of adjusted excess and obsolete inventories result in recoveries in excess of these reduced carrying values, the remaining portion of the valuation allowance reserve is reversed and taken into income when such determinations are made. It is possible that the Company’s financial position and results of operations could be materially affected by changes to inventory valuation allowances for excess and obsolete inventories. These valuation allowances totaled approximately $2.9 million and $3.7 million at March 31, 2010 and June 30, 2009, respectively.
(4) Defined Benefit Pension Plan
     The Company sponsors a defined benefit pension plan covering certain salaried and hourly U.S. employees. On February 12, 2009, the Company announced that it would freeze participation and the accrual of benefits in the Sparton Corporation Pension Plan, effective April 1, 2009, at which time all participants became fully vested. As a result of this freeze, actuarial calculations for fiscal 2009 were updated with an effective date of February 28, 2009. Based on this actuarial calculation, an approximate $0.3 million curtailment charge was recognized during the quarter ended March 31, 2009, related to the acceleration of all remaining prior service costs previously being amortized over future periods. In addition, lump-sum benefit distributions as of that date exceeded plan service and interest costs, resulting in lump-sum settlement charges totaling approximately $0.6 million for the three months ended March 31, 2009. Additional lump-sum settlement charges of approximately $0.2 million and $0.7 million were recorded during the three and nine months ended March 31, 2010, respectively.
     The components of net periodic pension expense are as follows for the three and nine months ended March 31 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Service cost	$—	$(1)	$—	$262
Interest cost	143	161	431	488
Expected return on plan assets	(100)	(68)	(302)	(356)
Amortization of prior service cost	—	—	—	52
Amortization of unrecognized net actuarial loss	94	132	281	292

Net periodic benefit cost	137	224	410	738
Curtailment charge		333		333
Pro rata recognition of lump-sum settlements	225	615	675	615

Total periodic pension expense	$362	$1,172	$1,085	$1,686

     Based upon current actuarial calculations and assumptions the pension plan has met all funding requirements. During the three and nine months ended March 31, 2010, approximately $0.1 million and $1.9 million, respectively, was contributed to the pension plan, reflective of required funding and discretionary funding to ensure funding levels are in excess of 80%. No payment was made during the first nine months of fiscal 2009. For further information on future funding projections and other pension disclosures see Part II, Item 8, Note 6 “Employee Retirement Benefit Plans” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.
(5) Goodwill and Other Intangible Assets
     Goodwill at March 31, 2010 and June 30, 2009, totaling $19.1 million and $17.7 million, respectively, represents the excess of purchase price over the fair value of the net assets acquired in conjunction with the Company’s purchase of SMS in May 2006. Included in goodwill is additional goodwill recorded in fiscal 2009 in the amount of approximately $1.0 million, resulting from accrued contingent consideration determined to be earned by the sellers of SMS and recognized at the fiscal year ended June 30, 2009. During the third quarter of fiscal 2010, the Company entered into a mutual release and termination agreement with the former owners of SMS which provided for the early settlement of the final contingent consideration payment that was to be earned in fiscal 2010. The agreed upon final earn out payment of $1.5 million was paid on April 28, 2010 and has been accrued as of March 31, 2010, with additional goodwill recorded at that date.

     Intangible assets represent the values assigned to non-compete agreements and customer relationships acquired in conjunction with the Company’s purchase of SMS. Sparton did not incur any significant costs to renew or alter the term of our intangible assets during the nine months ended March 31, 2010. These costs are being amortized ratably over 4 years and 15 years, respectively.
     The weighted average amortization period, gross carrying amount, accumulated amortization and net carrying amount of intangible assets at March 31, 2010 and June 30, 2009 are as follows (in thousands):

	March 31, 2010
	Weighted Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Value
Amortized intangible assets:
Non-compete agreements	48 months	$165	$(160)	$5
Customer relationships	180 months	6,600	(1,687)	4,913

		$6,765	$(1,847)	$4,918

	June 30, 2009
	Weighted Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Value
Amortized intangible assets:
Non-compete agreements	48 months	$165	$(138)	$27
Customer relationships	180 months	6,600	(1,357)	5,243

		$6,765	$(1,495)	$5,270

     Amortization expense for both the three months ended March 31, 2010 and 2009 was approximately $0.1 million. Amortization expense for both the nine months ended March 31, 2010 and 2009 was approximately $0.4 million. Aggregate amortization expense relative to existing intangible assets for the periods shown is currently estimated to be as follows (in thousands):

Fiscal Year Ended June 30,
2010	$467
2011	440
2012	440
2013	440
2014	440
Thereafter	3,043

Total	$5,270

(6) Borrowings
     Short-term debt maturities and line of credit — Short-term debt as of March 31, 2010, includes the current portion of long-term notes payable of approximately $1.0 million, and the current portion of industrial revenue bonds of approximately $0.1 million. The notes payable were incurred as a result of the Company’s purchase of SMS in May 2006, and are due and payable in equal installments as further discussed below. The industrial revenue bonds were assumed at the time of SMS’s purchase.
     As of March 31, 2010, the Company had $20 million of maximum borrowing availability, subject to certain collateral restrictions and reserves, under a revolving line-of-credit facility provided in August 2009 by National City Business Credit, Inc. (now PNC Bank, National Association) to support working capital needs and other general corporate purposes. The line-of-credit facility is secured by substantially all of the assets of the Company. Outstanding borrowings bear interest at a variable rate defined as the Bank’s minimum base rate plus a specified margin, each component of which is determined separately for domestic and Eurodollar loans, but in no case less than a total rate of 7% per annum, which at March 31, 2010 was 7%, compared to 5.31% as of June 30, 2009 under the prior line-of-credit agreement. As a condition of the line-of-credit facility, the Company is subject to compliance with certain customary covenants, which the Company met at March 31, 2010. As of March 31, 2010 and June 30, 2009, there was $0 and $15.5 million drawn against the credit facilities, respectively. Interest accrued on those borrowings amounted to approximately $55,000 and $34,000 as of March 31, 2010 and June 30, 2009, respectively. The maturity date for this line-of-credit is August 14, 2012.
     Long-term debt — Long-term debt consists of the following at March 31, 2010 and June 30, 2009 (in thousands):

	March 31,	June 30,
	2010	2009
Industrial revenue bonds, face value	$2,060	$2,150
Less unamortized purchase discount	(115)	(122)

Industrial revenue bonds, carrying value	1,945	2,028
Notes payable — former owners	1,029	2,031
Bank term loan	—	3,400

Total long-term debt	2,974	7,459
Less: current portion	(1,148)	(4,142)

Long-term debt, net of current portion	$1,826	$3,317

     Industrial Revenue Bonds
     The Company assumed repayment of principal and interest on bonds originally issued to Astro Instrumentation, LLC (“Astro”) by the State of Ohio. These bonds are Ohio State Economic Development Revenue Bonds, series 2002-4. Astro originally entered into the loan agreement with the State of Ohio for the issuance of these bonds to finance the construction of Astro’s current operating facility. The principal amount, including premium, was issued in 2002 and totaled approximately $2.9 million. These bonds have interest rates which vary, dependent on the maturity date of the bonds ranging from 5.00% to 5.45%. Due to an increase in interest rates since the original issuance of the bonds, a discount amounting to approximately $0.2 million on the date of assumption by Sparton was recorded.
     The bonds carry certain sinking fund requirements generally obligating the Company to deposit funds into a sinking fund. The sinking fund requires the Company to make monthly deposits of one twelfth of the annual obligation plus accrued interest. The purchase discount is being amortized ratably over the remaining term of the bonds. Amortization expense for the three months ended March 31, 2010 and 2009, respectively, was approximately $2,000. Amortization expense for the nine months ended March 31, 2010 and 2009, respectively, was approximately $7,000. The Company also has an irrevocable letter of credit in the amount of approximately $0.3 million, which is renewable annually, to secure repayment of a portion of the bonds. A further discussion of borrowings and other information related to the Company’s purchase of SMS may be found in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

     Notes Payable — Former Owners
     Two notes payable with initial principal of $3.75 million each, totaling $7.5 million, are payable to the sellers of Astro, which is now operated under SMS. These notes are to be repaid over four years, in aggregate semi-annual payments of principal and interest in the combined amount of approximately $1.1 million on June 1 and December 1 of each year. Payments commenced on December 1, 2006. These notes each bear interest at 5.5% per annum. The notes are proportionately secured by the stock of Astro. As of March 31, 2010 and June 30, 2009, there was interest accrued on these notes in the approximate amounts of $19,000 and $9,000, respectively.
     Bank Term Loan
     The bank term loan, provided by National City Bank with an original principal of $10 million, was being repaid over five years, with quarterly principal payments of $0.5 million which commenced September 1, 2006. This loan bore interest at the variable rate of LIBOR plus 500 basis points, with interest calculated and paid quarterly along with the principal payment. As of June 30, 2009, the effective interest rate equaled 5.31%, with accrued interest of approximately $14,000. The debt was secured by substantially all assets of the Company. On August 14, 2009, the Company paid off this term loan with a cash payment in connection with the replacement credit facility.
(7) Commitments and Contingencies
     Environmental Remediation — One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”), has been involved with ongoing environmental remediation since the early 1980’s. At March 31, 2010, Sparton had accrued approximately $4.7 million as its best estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which approximately $0.5 million is classified as a current liability and included on the balance sheet in other accrued liabilities. The Company’s minimum cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements.
     On October 15, 2009, approximately $3.1 million of cash was utilized to establish a trust, the Sparton Corporation Financial Assurance Trust, for remediation activity. The funds are held in Sparton’s name and are invested with Sparton receiving the benefit of the investment return. As of March 31, 2010, approximately $3.2 million was held in this trust. These funds are available for use against the $4.7 million expected remediation liability. The trust was established to meet the United States Environmental Protection Agency’s (“EPA”) financial assurance requirements for the fiscal year ending June 30, 2010, with trust funds to be drawn upon only should Sparton not continue to meet its financial remediation requirements. The trust will remain in place until the Company can again satisfy the EPA financial assurance requirements through compliance with financial ratios, as was previously attained on an annual basis until fiscal year 2009. Upon the successful compliance with the financial ratios, the Company will be able to dissolve the trust. The Company’s first opportunity, under the annual filing requirements, to again regain compliance with the financial ratios is expected to be upon completion of the June 30, 2010 fiscal year.
     In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8.4 million incurred from the date of settlement, if any, of which approximately $3.1 million has been incurred as of March 31, 2010 toward the $8.4 million threshold. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency.

     Customer Relationships — The Company had an action before the U.S. Court of Federal Claims to recover damages arising out of an alleged infringement by the U.S. Navy of certain patents held by Sparton and used in the production of sonobuoys. Pursuant to an agreement between the Company and counsel conducting the litigation, a significant portion of the claim will be retained by the Company’s counsel in contingent fees if the litigation is successfully concluded. A trial of the matter was conducted by the court in April 2008, with a decision against Sparton filed in August 2009 and published in September 2009. In October 2009, an appeal of this unfavorable decision was filed with the Federal Circuit Court of Appeals. Based on this decision, management believes that the Company’s ability to obtain any recovery with respect to the claim is greatly diminished.
     Product Issues — Some of the printed circuit boards supplied to the Company for its aerospace sales were discovered in fiscal 2005 to be nonconforming and defective. The defect occurred during production at the raw board supplier’s facility, prior to shipment to Sparton for further processing. The Company and our customer, who received the defective boards, contained the defective boards. While investigations were underway, $2.8 million of related product and associated incurred costs were initially deferred and classified in Sparton’s balance sheet within other non-current assets.
     In August 2005, Sparton Electronics Florida, Inc. filed an action in the U.S. District Court, Middle District of Florida against Electropac Co. Inc. (“Electropac”) and a related party (the raw board manufacturer) to recover these costs. A trial was conducted in August 2008 and the trial court made a partial ruling in favor of Sparton; however, the court awarded an amount less than the previously deferred $2.8 million. Following this ruling, a provision for a loss of $0.8 million was established in the fourth quarter of fiscal 2008. Court ordered mediation was conducted following the court’s ruling and a settlement was reached in September 2008 for payment to the Company of $2.0 million plus interest. The settlement is secured by a mortgage on real property and a consent judgment. In December 2008, a recovery of $0.6 million against the $2.0 million was received with the remaining balance due in September 2009, at which time Electropac failed to make the scheduled payment. In the fourth quarter of fiscal 2009, the Company established a reserve of $0.2 million against the remaining settlement balance. In March of 2010, Sparton and Electropac agreed to amend the settlement reducing the amount due to $1.2 million and providing for an immediate payment of $1.1 million with the remaining $0.1 million due on or before December 31, 2010. As of March 31, 2010 and June 30, 2009, $0.1 million and $1.2 million, respectively, remains in other current assets on the Company’s balance sheet.
     Litigation — On August 9, 2009, Sparton and certain subsidiaries were named as defendants in a wrongful death suit, alleging that a defective transmission shifter assembly in a 1996 Chrysler automobile caused the July 2007 death of Hunter Magro. The suit also named Chrysler LLC, Dura Automotive Systems, Inc., and Chandler Motors Company as defendants. The suit was filed in Pontotoc County Circuit Court in Mississippi. Sparton has not manufactured automotive shifter assemblies for Chrysler since December 1996, when it sold its KPI Group subsidiary to Dura Automotive Systems, Inc. The plaintiff seeks damages from the defendants for economic loss, pain and suffering, and loss of companionship, as well as punitive damages. Sparton has denied liability, has notified its insurance carriers regarding this claim, and is vigorously defending this matter. At this time, it is not possible to determine or predict the outcome of this suit, and as a result, no amounts have been accrued in the financial statements as of March 31, 2010. While no assurances can be given, the Company does not believe that this litigation, if adversely determined, would have a material adverse affect on the Company’s financial position or results of operations.
     Other — In addition to the foregoing, from time to time, the Company is involved in various legal proceedings relating to claims arising in the ordinary course of business. The Company is not currently a party to any such legal proceedings, the adverse outcome to which, individually or in the aggregate, is expected to have a material adverse effect on our business, financial condition or results of operations.

(8) Stock-Based Compensation
     The Company has two long-term incentive plans. The Sparton Corporation Stock Incentive Plan, as amended and restated (the “2001 Plan”) was approved by the Company’s shareholders on October 24, 2001. The Sparton Corporation 2010 Long-Term Incentive Plan (the “2010 Plan”) was approved by the Company’s shareholders on October 28, 2009.
     2001 Plan. Under the 2001 Plan, the Company may grant to employees and non-employee directors incentive or non-qualified stock options, stock appreciation rights, restricted stock and other stock-based awards. All of the stock options issued to date under the 2001 Plan have either three, five or ten-year lives with either immediate vesting or vesting on an annual basis over four years beginning one year after grant date. Restricted stock awards granted to date to employees under the 2001 Plan vest annually over periods ranging from approximately 2 1/2 to three years. Unrestricted stock awards granted to date under the 2001 Plan represent fiscal year 2010 annual stock grants to directors. The 2001 Plan’s termination date with respect to the granting of new awards is October 24, 2011. The total number of shares that may be granted under the 2001 Plan is 970,161 shares of the Company’s common stock, of which amount, 57,195 shares remain available for awards as of March 31, 2010.
     2010 Plan. Under the 2010 Plan, the Company may grant to employees, officers and directors of the Company or its subsidiaries incentive and non-qualified stock options, stock appreciation rights, restricted stock or restricted stock units, performance awards and other stock-based awards, including grants of shares. The 2010 Plan has a term of ten years. The total number of shares that may be awarded under the 2010 Plan is 1,000,000 shares of common stock, of which amount, 1,000,000 shares remain available for awards as of March 31, 2010.
     During the nine months ended March 31, 2010, the Company awarded an aggregate of 111,250 stock options to certain members of management at an exercise price of $5.00. The stock options were immediately exercisable. The closing price of the Company’s stock on the date of grant was $4.59. The fair value of each grant is estimated at the grant date using the Black-Scholes option pricing method. The table below outlines the assumptions used for the options granted during the nine months ended March 31, 2010:

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
     The following table shows stock-based compensation expense by type of share-based award for the three and nine months ended March 31, 2010 and 2009 included in the condensed consolidated statements of operations (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Fair value expense of stock option awards	$7	$(50)	$270	$43
Restricted stock	54	67	175	89

Total stock-based compensation	$61	$17	$445	$132

     The following table shows the total remaining unrecognized compensation cost related to the fair value expense of stock option awards and restricted stock grants, as well as the weighted average remaining required service period over which such costs will be recognized:

	Total Remaining	Weighted Average
	Unrecognized	Remaining Required
	Compensation Cost	Service Period
	(in thousands)	(in years)
Fair value expense of stock option awards	$6	0.25
Restricted stock	87	0.78

	$93	0.74

     The following is a summary of options outstanding and exercisable at March 31, 2010:

			Weighted
			Average
		Weighted Average	Remaining	Aggregate
	Number of Shares	Exercise Price	Contractual Life	Intrinsic Value
			(in years)	(in thousands)
Outstanding at June 30, 2009	184,127	$8.23
Granted	111,250	5.00
Exercised	—	—
Forfeited	(25,581)	8.34
Expired	—	—

Outstanding at March 31, 2010	269,796	$6.89	4.00	$100

Exercisable at March 31, 2010	264,544	$6.85	3.94	$100

     The following is a summary of activity for the nine months ended March 31, 2010 related to shares granted under the Company’s long-term incentive plans:

		Weighted Average
		Grant Date
	Shares	Fair Value
Restricted shares at June 30, 2009	93,334	$2.10
Granted	27,000	4.60
Vested	(30,400)	4.26
Forfeited	—	—

Restricted shares at March 31, 2010	89,934	$2.13

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
     Earnings per share calculations, including weighted average number of shares of common stock outstanding used in calculating basic and diluted income (loss) per share, for the three and nine months ended March 31, 2010 and 2009 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Net income (loss) (in thousands)	$689	$(763)	$5,342	$(6,916)
Weighted average shares outstanding — Basic	9,978,507	9,811,507	9,964,711	9,811,507
Net effect of dilutive stock options	19,912	—	—	—

Weighted average shares outstanding — Diluted	9,998,419	9,811,507	9,964,711	9,811,507

Net income (loss) per share:
Basic	$0.07	$(0.08)	$0.54	$(0.70)

Diluted	$0.07	$(0.08)	$0.54	$(0.70)

     For the three and nine months ended March 31, 2010, 89,934 and 91,076 weighted average unvested restricted shares, respectively, were included in determining both basic and diluted earnings per share. For the three and nine months ended March 31, 2009, 120,000 and 56,058 weighted average unvested restricted shares, respectively, were excluded in determining both basic and diluted earnings per share. Potential shares of common stock excluded from diluted income (loss) per share computations because their inclusion would be anti-dilutive were 158,546 and 269,796 for the three and nine months ended March 31, 2010, respectively, and were 193,347 for both the three and nine months ended March 31, 2009. For the nine months ended March 31, 2010 and the three and nine months ended March 31, 2009, basic and diluted loss per share are the same because the inclusion of the incremental potential shares of common stock from any assumed exercise of stock options is anti-dilutive.
(10) Comprehensive Income (Loss)
     Comprehensive income (loss), which includes all changes in the Company’s equity during the period except transactions with shareholders, consisted of the following for the three and nine months ended March 31, 2010 and 2009 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Net income (loss)	$689	$(763)	$5,342	$(6,916)
Other comprehensive income (loss) — Change in unrecognized pension costs, net of tax	319	(1,876)	956	(1,781)

Comprehensive income (loss)	$1,008	$(2,639)	$6,298	$(8,697)

(11) Restructuring Activities
     During fiscal 2009, management initiated a full evaluation of the Company’s operations and long-term business strategy. As a result, in the third quarter of fiscal 2009, management began to implement a formal turnaround plan focused on returning Sparton to profitability and the assurance of the Company’s viability. These measures have been designed to reduce operating costs, increase efficiencies, and improve our competitive position in response to excess capacity, the prevailing economy and the need to optimize manufacturing resources. These restructuring activities included, among other actions, plant consolidation and closures, workforce reductions, customer contract disengagements, and changes in employee pension and health care benefits.
     Plant Closures
     London, Ontario, Canada - On March 30, 2009, Sparton announced the idling and subsequent closing of its London, Ontario, Canada, production facility. The closing was in response to market and economic conditions that had resulted in the facility being underutilized because of significantly decreased customer volumes. Twenty-four salaried and 63 hourly employees were affected, with the employees receiving severance packages consistent with Company policy. Sparton’s London facility produced electronic circuit boards. Remaining customer business was transferred to Sparton’s Brooksville, Florida facility, and the closure has been completed. The Canadian plant had net sales of approximately $6.6 million and $15.7 million in the three and nine months ended March 31, 2009, respectively. In October 2009, the land and building were listed for sale. The net book value of the land and building to be sold, which as of March 31, 2010, totaled approximately $0.6 million, is reported as held-for-sale on the Company’s balance sheet as a current asset at that date. Depreciation on these assets ceased in October 2009.
     For the fiscal year ended June 30, 2009, approximately $3.0 million of restructuring charges were recognized in conjunction with this plant closure. For the three months and nine months ended March 31, 2010, approximately $0.1 million and $0.2 million, respectively, was recognized. The Company does not expect to recognize any additional costs related to the Canadian facility closing. All cash expenditures related to this plant closure have been made as of March 31, 2010.
     Jackson, Michigan - On March 4, 2009, Sparton announced the closing of its Jackson, Michigan manufacturing operations. The closing was in response to the difficult economic and competitive situation in the industries served. The closing affected 39 salaried and 167 hourly employees who received severance packages consistent with Company policy. The Jackson facility had served as both the Company’s headquarters and a manufacturing plant. Products manufactured in Jackson were transferred to the Company’s production facilities in Brooksville, Florida, and Ho Chi Minh City, Vietnam. Customer orders were not affected by the transfer to other facilities. The closure is complete, with actual production activities ceasing in August, 2009. Net sales for the Jackson plant were approximately zero and $2.9 million for the three and nine months ended March 31, 2010, respectively, and approximately $11.4 million and $29.6 million for the three and nine months ended March 31, 2009, respectively. In October 2009, the land and building were listed for sale. The net book value of the land and building to be sold, which as of March 31, 2010, totaled approximately $0.3 million, is reported as held-for-sale on the Company’s balance sheet as a current asset at that date. Depreciation on these assets ceased in October 2009.
     For the fiscal year ended June 30, 2009, approximately $2.5 million of restructuring charges were recognized in connection with this plant closure. For the three months and nine months ended March 31, 2010, approximately $0.0 million and $0.8 million, respectively, was recognized. The Company does not expect to recognize any additional costs related to the Jackson facility closing. Expected remaining cash expenditures related to this plant closure of approximately $0.2 million are anticipated to be paid out primarily during the fourth quarter of fiscal 2010.

     Albuquerque, New Mexico - On June 17, 2008, Sparton announced its commitment to close the Albuquerque, New Mexico facility of Sparton Technology, Inc., a wholly-owned subsidiary of Sparton. The Albuquerque facility primarily produced circuit boards for customers operating in the EMS market. The plant ceased production and closed in October 2008.
     The land and building in Albuquerque is currently being marketed for sale. The majority of other assets and equipment was relocated to other Sparton facilities. The net book value of the land and building to be sold, which as of March 31, 2010 and June 30, 2009, totaled approximately $5.0 million, reflects an approximate $0.8 million facility impairment charge in fiscal 2009 against its prior carrying amount. The property is reported as held-for-sale on the Company’s balance sheet as a current asset. Depreciation on these assets ceased in October 2008. A second property in Albuquerque (Coors Road) unrelated to this closure is also reported as held-for-sale at March 31, 2010 and June 30, 2009, in the amount of approximately $0.1 million. See Note 13 for a discussion related to the long-term lease of the Coors Road property entered into subsequent to March 31, 2010.
     As of March 31, 2010 and June 30, 2009, the following assets and liabilities of the Albuquerque facilities were included in the consolidated balance sheets (in thousands):

	March 31,	June 30,
	2010	2009
Current assets	$5,137	$5,155

Current liabilities	$796	$1,201
Long-term liabilities (EPA, see Note 7)	4,265	4,477

Total liabilities	$5,061	$5,678

     Reductions in Force
     On February 6, 2009, the Company announced a reduction in force. The reduction involved 6% of the approximately 1,000 employees employed at that time and affected employees at all locations other than Strongsville, Ohio and Ho Chi Minh City, Vietnam. Approximately $0.2 million of severance cost related to this reduction in force was recognized during the three months ended March 31, 2009.
     Effective April 1, 2009, the Company further reduced its workforce of approximately 970 employees by 2% at all locations other than Strongsville, Ohio and Ho Chi Minh City, Vietnam. Approximately $0.1 million of severance cost related to this action was recognized during the quarter ended June 30, 2009.
     Relocation of Corporate Headquarters
     On June 18, 2009, the Company announced the planned relocation of its Jackson, Michigan headquarters to a leased executive office in Schaumburg, Illinois during fiscal 2010. With the closing of the Jackson production facility, as discussed above, the headquarters moved to a smaller, more efficient location. For the fiscal year ended June 30, 2009, approximately $0.1 million was recognized in connection with this relocation. For the three and nine months ended March 31, 2010, approximately $0.1 million and $1.1 million, respectively, was recognized. The Company expects to recognize additional costs of approximately $0.1 million. Expected remaining cash expenditures related to this relocation of approximately $0.7 million are anticipated to be paid out in future quarters.

     Summary of Restructuring Charges
     We expect to incur approximately $0.1 million of additional costs during the remainder of fiscal 2010. The table below summarizes the nature and amount of restructuring actions for the nine months ended March 31, 2010 (in thousands):

	Workforce
	Reduction
	(principally
	severance and
	retention bonuses)	Facility Closing	Lease Terminations	Production Transfer	Total
Accrual balance at June 30, 2009	$375	$—	$1,990	$—	$2,365
Restructuring charges	343	1,167	359	—	1,869
Less: cash payments	(658)	(683)	(2,107)	—	(3,448)
Restructuring reversals	—	—	—	—	—

Accrual balance at March 31, 2010	$60	$484	$242	$—	$786

     During the year ended June 30, 2009, approximately $2.1 million of impairment related to property, plant and equipment was recorded. During the three and nine months ended March 31, 2010, impairments related to property, plant and equipment of approximately $0.1 million and $0.3 million, respectively, were recorded. The impairments in these periods related to facility closings and are reflected in restructuring/impairment charges within those respective periods.
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

     Medical Device (“Medical”) operations are comprised of contract development, design, production and distribution of complex and sophisticated medical related electromechanical devices for customers with specialized needs, specifically in the design and manufacturing process, to assure product reliability and safety in accordance with Food and Drug Administration (“FDA”) guidelines and approvals. This group specializes in systems and procedures targeted to the requirements of medical Original Equipment Manufacturers (“OEM”) and Emerging Technology (“ET”) customers primarily in the In Vitro Diagnostic and Therapeutic Device segments of the Medical Device market space.
     Electronic Manufacturing Services (“EMS”) operations are comprised of contract manufacturing, design and prototyping of circuit card assembly (“CAA”) and/or box build type products for customers who manufacture products or sub-systems in markets such as military and commercial aerospace, chemical and explosives detection equipment, nuclear power plant monitoring equipment, manufacturing support equipment, and machine vision and motion stabilization camera systems. The common elements generally shared by our customers that produce the aforementioned products is the expectation of a low cost manufacturing solution which includes federal regulation (FAA, FDA, and ITAR) adherences, continuous process improvement, and circuit card assembly design and configuration services such as electronic component tracking and obsolescence. Elimination amounts reflected in the tables below primarily result from EMS production of intercompany circuit boards that are then utilized in Defense & Security System product sales.
     Defense & Security Systems (“DSS”) operations are comprised of development, design and production of products for a number of technologically significant programs aimed at fulfilling government and commercial needs. Specializing in the development and production of complex electromechanical equipment used in DSS applications, Sparton designs and manufactures sonobuoys, an anti-submarine warfare (ASW) device, used by the U.S. Navy and other free-world countries. This group also performs an engineering development function for the United States government and its defense contractors on a number of advanced technologies targeted as future defense products either as new defense product entries or for current product replacement. Technologies derived from the aforementioned products, coupled with internally developed and manufactured spin-off technologies, are sold commercially within the navigation system and the acoustic detection and communication system markets.
     Operating results and certain other financial information about the Company’s three reportable segments for the three and nine months ended March 31, 2010 and 2009 and as of March 31, 2010 and June 30, 2009 were as follows (in thousands):

	For the Three Months Ended March 31, 2010
				Other
	Medical	EMS	DSS	Unallocated	Eliminations	Total
Sales	$14,228	$13,076	$14,293	$—	$(2,960)	$38,637
Gross profit	$1,420	$620	$3,475	$—	$—	$5,515
Operating income (loss)	$273	$(426)	$2,784	$(2,307)	$—	$324
Restructuring/impairment charges	$—	$184	$—	$54	$—	$238
Depreciation/amortization	$159	$129	$35	$5	$—	$328

	For the Three Months Ended March 31, 2009
				Other
	Medical	EMS	DSS	Unallocated	Eliminations	Total
Sales	$17,619	$34,076	$7,657	$—	$(4,760)	$54,592
Gross profit	$2,430	$1,321	$948	$—	$—	$4,699
Operating income (loss)	$1,321	$87	$(30)	$(1,304)	$—	$74
Restructuring/impairment charges	$—	$258	$71	$21	$—	$350
Depreciation/amortization	$164	$273	$33	$4	$—	$474

	For the Nine Months Ended March 31, 2010
				Other
	Medical	EMS	DSS	Unallocated	Eliminations	Total
Sales (a)	$51,142	$45,003	$46,660	$—	$(8,841)	$133,964
Gross profit	$6,871	$2,349	$11,856	$—	$—	$21,076
Operating income (loss)	$3,733	$(1,189)	$9,861	$(8,939)	$—	$3,466
Restructuring/impairment charges	$—	$993	$—	$1,128	$—	$2,121
Depreciation/amortization	$465	$473	$117	$12	$—	$1,067

	For the Nine Months Ended March 31, 2009
				Other
	Medical	EMS	DSS	Unallocated	Eliminations	Total
Sales (a)	$46,980	$101,829	$23,617	$—	$(9,322)	$163,104
Gross profit	$5,353	$3,360	$2,544	$—	$—	$11,257
Operating income (loss)	$2,142	$(526)	$(100)	$(5,523)	$—	$(4,007)
Restructuring/impairment charges	$—	$568	$71	$21	$—	$660
Depreciation/amortization	$500	$800	$134	$8	$—	$1,442

	As of March 31, 2010
				Other
	Medical	EMS	DSS	Unallocated	Eliminations	Total
Total assets	$53,392	$28,307	$7,009	$21,293	$—	$110,001

	As of June 30, 2009
				Other
	Medical	EMS	DSS	Unallocated	Eliminations	Total
Total assets	$53,424	$41,364	$19,444	$40,770	$—	$155,002

(a)	Prior quarterly EMS sales and intercompany eliminations have been adjusted to properly eliminate intra-segment sales within the EMS segment. EMS sales for the three months ended September 30, 2009 and December 31, 2009 were $17,603 and $14,324, respectively. EMS sales for the three months ended September 30, 2008 and December 31, 2008 were $34,010 and $33,743, respectively.
(13) Subsequent Events
     On May 1, 2010, the Company entered into a long-term lease agreement in relation to its Coors Road property in Albuquerque, New Mexico. The 50-year lease agreement provides for one upfront payment of approximately $2.5 million and an additional approximate $0.8 million paid over three years in a series of equal annual payments. Ownership will transfer at the end of the lease term, or earlier at the option of the lessee, but in no event sooner than the completion of the installment payments and only if the tenant is not in default under the lease. The transaction will be accounted for as a sale of real estate with full profit recognition and will result in a gain on sale of property of approximately $3.1 million recognized in the three months ended June 30, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following is management’s discussion and analysis of certain significant events affecting Sparton Corporation’s (the “Company” or “ Sparton”) results of operations and financial condition during the periods included in the accompanying financial statements. Additional information regarding the Company can be accessed via Sparton’s website at www.sparton.com. Information provided at the website includes, among other items, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Quarterly Earnings Releases, News Releases, and the Code of Ethics, as well as various corporate charters and documents.
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
Business Overview
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

     Medical Device (“Medical”) operations are comprised of contract development, design, production and distribution of complex and sophisticated medical related electromechanical devices for customers with specialized needs, specifically in the design and manufacturing process, to assure product reliability and safety in accordance with Food and Drug Administration (“FDA”) guidelines and approvals. This group specializes in systems and procedures targeted to the requirements of medical Original Equipment Manufacturers (“OEM”) and Emerging Technology (“ET”) customers primarily in the In Vitro Diagnostic and Therapeutic Device segments of the Medical Device market space.
     Electronic Manufacturing Services (“EMS”) operations are comprised of contract manufacturing, design and prototyping of circuit card assembly (“CAA”) and/or box build type products for customers who manufacture products or sub-systems in markets such as military and commercial aerospace, chemical and explosives detection equipment, nuclear power plant monitoring equipment, manufacturing support equipment, and machine vision and motion stabilization camera systems. The common elements generally shared by our customers that produce the aforementioned products is the expectation of a low cost manufacturing solution which includes federal regulation (FAA, FDA, and ITAR) adherences, continuous process improvement, and circuit card assembly design and configuration services such as electronic component tracking and obsolescence.
     Defense & Security Systems (“DSS”) operations are comprised of development, design and production of products for a number of technologically significant programs aimed at fulfilling government and commercial needs. Specializing in the development and production of complex electromechanical equipment used in DSS applications, Sparton designs and manufactures sonobuoys, an anti-submarine warfare (“ASW”) device, used by the U.S. Navy and other free-world countries. This group also performs an engineering development function for the United States government and its defense contractors on a number of advanced technologies targeted as future defense products either as new defense product entries or for current product replacement. Technologies derived from the aforementioned products, coupled with internally developed and manufactured spin-off technologies, are sold commercially within the navigation system and the acoustic detection and communication system markets.
Risks and Uncertainties
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

Reduced governmental budgets have made access to the test range less predictable and less frequent than in the past. Additional risk factors that have arisen more recently include dependence on key personnel, recent volatility in the stock markets and the impact on the Company’s pension plan. Finally, the Sarbanes-Oxley Act of 2002 required changes in, and formalization of, some of the Company’s corporate governance and compliance practices. The SEC and the New York Stock Exchange also passed rules and regulations requiring additional compliance activities. Compliance with these rules has increased administrative costs, and it is expected that certain of these costs will continue indefinitely. A further discussion of the Company’s risk factors has been included in Part I, Item 1(a), “Risk Factors”, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.
Consolidated Results of Operations
     The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report.
Summary
     The major elements affecting net income (loss) for the nine months ended March 31, 2010 as compared to the nine months ended March 31, 2009 were as follows (in millions):

Net loss year-to-date fiscal 2009		$(6.9)
Improved gross profit on DSS programs	$9.3
Improved gross profit on Medical programs	1.5
Decreased gross profit on EMS programs	(1.0)
Decreased selling and administrative expenses	0.2
Increased restructuring/impairment charges	(1.4)
Decreased Canadian translation adjustment	1.2
Increased tax benefit	2.4

Net change		12.2

Net income year-to-date fiscal 2010		$5.3

To date, fiscal 2010 was impacted by:
—	Increased gross profit on DSS programs due to a greater mix of products sold to foreign governments, successful lot acceptance resulting in minimal rework costs, manufacturing cost structure improvements and an overall increase in sales volume.

—	Increased gross profit on Medical programs due to favorable material costs, improved pricing, increased sales volume and facility consolidation.

—	Decreased gross profit on EMS programs due mainly to a significant decrease in sales volume, partially offset by cost savings related to plant closures and consolidations.

—	Decreased selling and administrative expenses due to closure of several production facilities and other cost reduction actions implemented in fiscal 2009.

—	Restructuring/impairment charges of approximately $2.1 million in fiscal 2010 compared to $0.7 million in the prior period.

—	Increased tax benefit related to a change in tax carryback regulations.
     Presented below are more detailed comparative data and discussions regarding our consolidated results of operations for the three and nine months ended March 31, 2010 compared to the three and nine months ended March 31, 2009. Results of operations for any period less than one year are not necessarily indicative of results of operations that may be expected for a full year.

For the Three Months Ended March 31, 2010 compared to the Three Months Ended March 31, 2009
     The following table presents consolidated statement of operations data as a percentage of net sales for the three months ended March 31, 2010 and 2009:

	2010	2009
Net sales	100.0%	100.0%
Cost of goods sold	85.7	91.4
Gross profit	14.3	8.6
Selling and administrative expenses	11.1	7.6
Restructuring/impairment charges	0.6	0.7
Other operating expense — net	1.8	0.2
Operating income	0.8	0.1
Other income (expense) — net	0.6	(1.2)
Income (loss) before income taxes	1.4	(1.1)
Provision for (benefit from) income taxes	(0.4)	0.3

Net income (loss)	1.8%	(1.4)%

     The following table presents net sales for the three months ended March 31, 2010 and 2009 (in thousands):

	2010		2009
SEGMENT	Total	% of Total	Total	% of Total	% Change
Medical	$14,228	37%	$17,619	32%	(19)%
EMS	13,076	34	34,076	63	(62)
DSS	14,293	37	7,657	14	87
Eliminations	(2,960)	(8)	(4,760)	(9)	(38)

Totals	$38,637	100%	$54,592	100%	(29)

     The following table presents gross profit and gross profit as a percent of net sales for the three months ended March 31, 2010 and 2009 (in thousands):

	2010		2009
SEGMENT	Total	GP%	Total	GP%
Medical	$1,420	10%	$2,430	14%
EMS	620	5	1,321	4
DSS	3,475	24	948	12

Totals	$5,515	14	$4,699	9

     Medical
     Medical sales decreased approximately $3.4 million in the three months ended March 31, 2010 as compared with the same quarter last year. This decrease in sales was primarily due to $3.0 million of reduced sales to one customer, as it paused production of one of its lines to make product enhancement modifications. Additionally, this customer exhibited elevated purchasing in the 2009 quarter as it ended a worldwide inventory reduction program at the end of calendar 2008. Medical sales are dependent on a small number of key strategic customers. Siemens Diagnostics contributed 22% and 21% of consolidated company net sales during the three months ended March 31, 2010 and 2009, respectively. Medical backlog was approximately $13.0 million at March 31, 2010. Commercial orders, in general, may be rescheduled or cancelled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the March 31, 2010 Medical backlog is currently expected to be realized in the next 12 months.

     Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and costs associated with new program introduction. The gross profit percentage on Medical sales decreased to 10% from 14% for the three months ended March 31, 2010 and 2009, respectively. This decline in margin on Medical sales reflects the overall decrease in sales volume as well as unfavorable product mix between the two periods, partially offset by greater operating efficiencies from consolidation of manufacturing operations and the Company’s continued implementation of Lean Enterprise.
     EMS
     EMS sales for the three months ended March 31, 2010 decreased approximately $21.0 million as compared with the same quarter last year. This decrease primarily reflects decreased sales to three customers, whose combined decrease totaled approximately $19.6 million from the prior year quarter. Sparton disengaged with one of these customers as of June 30, 2009 and completed its disengagement with another customer, Honeywell, during the three months ended December 31, 2009. Honeywell contributed 19% of consolidated company net sales during the three months ended March 31, 2009. The decrease in sales to the third customer reflects the quarter over quarter loss of certain programs with this customer. Partially offsetting these decreases, sales to another customer, Goodrich, increased by approximately $1.5 million. Goodrich contributed 15% and 8% of consolidated company net sales during the three months ended March 31, 2010 and 2009, respectively. EMS sales include intercompany sales resulting primarily from the production of circuit boards that are then utilized in DSS product sales. These intercompany sales are eliminated in consolidation. EMS backlog was approximately $28.8 million at March 31, 2010. Commercial orders, in general, may be rescheduled or cancelled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the March 31, 2010 EMS backlog is currently expected to be realized in the next 12 months.
     The gross profit percentage on EMS sales increased to 5% for the three months ended March 31, 2010 compared to 4% for the three months ended March 31, 2009. The quarter over quarter comparison reflects improvement in gross profit mainly attributable to the reduced overhead costs associated with the plant closings and the consolidation of EMS operations, partially offset by the overall decrease in sales volume. Margin was also favorably impacted by improved performance and price increases to certain customers. In addition, margin for the three months ended March 31, 2009 was negatively impacted by translation adjustments related to inventory and costs of goods sold, in the aggregate, amounting to a loss of $0.5 million. There were no translation adjustments related to inventory and costs of goods sold for the three months ended March 31, 2010. Plant closures and restructuring activities are discussed further in Note 11 of the Unaudited Condensed Consolidated Financial Statements.
     DSS
     DSS sales for the three months ended March 31, 2010 were significantly above the third quarter of last year, showing an increase of $6.6 million, reflecting higher U.S. Navy product volume due to successful sonobuoy lot acceptance testing in the current fiscal year as well as an increase in the awarded annual Navy contracts in production. Increased engineering sales revenue also contributed to the increase. Total sales to the U.S. Navy in the three months ended March 31, 2010 and 2009 was approximately $11.9 million and $4.6 million, or 31% and 8%, respectively, of consolidated company net sales for those periods. Sonobuoy sales to foreign governments were $2.0 million and $2.9 million in the three months ended March 31, 2010 and 2009, respectively. DSS backlog was approximately $57.9 million at March 31, 2010. A majority of the March 31, 2010 DSS backlog is currently expected to be realized within the next 12-15 months.
     The gross profit percentage on DSS sales increased to 24% from 12% for the three months ended March 31, 2010 and 2009, respectively. The improvement in gross margin reflects a significant increase in overall sales volume from the prior year quarter. Additionally, gross profit percentage was favorably affected by incurrence of minimal rework costs as a result of successful sonobuoy drop tests in the current year, reflecting improvement in production efficiency and the Company’s continued implementation of Lean Enterprise.

     The following table presents operating income (loss) and operating income (loss) as a percent of net sales for the three months ended March 31, 2010 and 2009 (in thousands):

	2010		2009
SEGMENT	Total	% of Sales	Total	% of Sales
Medical	$273	2%	$1,321	7%
EMS	(426)	(3)	87	0
DSS	2,784	19	(30)	(0)
Other unallocated	(2,307)	—	(1,304)	—

Totals	$324	1	$74	0

     On a consolidated basis, selling and administrative expenses for the three months ended March 31, 2010 increased by approximately $0.1 million compared to the prior year quarter as increased expenses related to the Company’s short-term incentive plan were offset by decreased costs resulting from facility closings and cost reduction activities.
     Other operating expenses were $0.5 million and $3,000 for the three months ended March 31, 2010 and 2009, respectively. Current year expenses primarily represent ongoing carrying costs for facilities held for sale.
     Restructuring/impairment charges were $0.2 million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively, of which $0.2 million and $0.3 million were included in the EMS operating results for those periods. For a further discussion of the restructuring activity see Note 11 to the Unaudited Condensed Consolidated Financial Statements.
     Interest expense consists of interest and fees on our outstanding debt and revolving credit facility (see Note 6 to the Unaudited Condensed Consolidated Financial Statements), including amortization of financing costs. Interest expense was $0.2 million for the three months ended March 31, 2010 compared to $0.4 million for the three months ended March 31, 2009. The decrease primarily reflects the repayment of the Company’s line-of-credit and bank term debt with available cash on August 14, 2009.
     The fiscal 2010 three month period reflects a gain on sale of investment of $0.2 million from the sale of part of the Company’s interest in Cybernet Systems Corporation (“Cybernet”). See Note 2 to the Unaudited Condensed Consolidated Financial Statements for a further discussion of this sale. Translation adjustments, not related to costs of goods sold, along with gains and losses from foreign currency transactions, in the aggregate, amounted to losses of $2,000 and $0.2 million for the three months ended March 31, 2010 and 2009, respectively. The Canadian dollar experienced volatility against the U.S. dollar during the three months ended March 31, 2009. With the closure of the Canadian facility, however, the impact in fiscal 2010 has not been significant and it is anticipated that future periods will not be significant. Other income for the three months ended March 31, 2010 was $0.2 million, versus $4,000 in the third quarter of fiscal 2009.
     The Company is responsible for income taxes within each jurisdiction. The Company recorded an income tax benefit of approximately $0.1 million for the quarter ended March 31, 2010, compared to expense of $0.2 million for the same period in the prior year. The fiscal 2010 benefit reflects the release of $0.2 million of deferred tax asset valuation allowance in relation to recent tax regulation changes. See Note 2 to the Unaudited Condensed Consolidated Financial Statements for a further discussion of income taxes.
     Due to the factors described above, the Company reported net income of $0.7 million ($0.07 per share, basic and diluted) for the three months ended March 31, 2010, compared to a net loss of $0.8 million ($(0.08) per share, basic and diluted) for the corresponding period last year.

For the Nine months ended March 31, 2010 compared to the Nine months ended March 31, 2009
     The following table presents consolidated statement of operations data as a percentage of net sales for the nine months ended March 31, 2010 and 2009:

	2010	2009
Net sales	100.0%	100.0%
Cost of goods sold	84.3	93.1
Gross profit	15.7	6.9
Selling and administrative expenses	10.4	8.7
Restructuring/impairment charges	1.6	0.4
Other operating expense — net	1.1	0.3
Operating income (loss)	2.6	(2.5)
Other expense —net	(0.1)	(1.5)
Income (loss) before income taxes	2.5	(4.0)
Provision for (benefit from) income taxes	(1.5)	0.2

Net income (loss)	4.0%	(4.2)%

     The following table presents net sales for the nine months ended March 31, 2010 and 2009 (in thousands):

	2010		2009
SEGMENT	Total	% of Total	Total	% of Total	% Change
Medical	$51,142	38%	$46,980	29%	9%
EMS	45,003	34	101,829	62	(56)
DSS	46,660	35	23,617	15	98
Eliminations	(8,841)	(7)	(9,322)	(6)	(5)

Totals	$133,964	100%	$163,104	100%	(18)

     The following table presents gross profit and gross profit as a percent of net sales for the nine months ended March 31, 2010 and 2009 (in thousands):

	2010		2009
SEGMENT	Total	GP%	Total	GP%
Medical	$6,871	13%	$5,353	11%
EMS	2,349	5	3,360	3
DSS	11,856	25	2,544	11

Totals	$21,076	16	$11,257	7

     Medical
     Medical sales increased approximately $4.2 million in the nine months ended March 31, 2010 as compared with the same nine months last year. This increase in sales reflects increased sales volume to one customer of $4.9 million, as they ramped up sales on new products. In addition, another customer contributed $3.1 million of sales above the same period in the prior year, as they acquired product and resumed production from a developer that was in bankruptcy. Sales volume to a third customer contributed $1.8 million of the increase over the prior year as their product received FDA approval. Offsetting these period over period increases, sales to two customers decreased by $2.6 million and $2.0 million, respectively, reflecting customer disengagements in fiscal 2009 and fiscal 2010, respectively. Siemens Diagnostics contributed 21% and 17% of consolidated company net sales during the nine months ended March 31, 2010 and 2009, respectively.
     Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and costs associated with new program introduction. The gross profit percentage on Medical sales increased to 13% from 11% for the nine months ended March 31, 2010 and 2009, respectively. This improvement in margins on Medical sales was due in part to favorable product mix, overall increased sales volume and increased manufacturing efficiencies resulting from continued implementation of Lean Enterprise. In addition, changes from the recent consolidation of manufacturing operations allowed for the realization of greater operating efficiencies.

     EMS
     EMS sales for the nine months ended March 31, 2010 decreased approximately $56.8 million as compared with the same nine month period of last year. This decrease primarily reflects decreased sales to four customers, whose combined decrease totaled approximately $49.4 million for the nine month period. Sparton disengaged with two of these customers as of June 30, 2009. Sparton completed its disengagement with a third customer, Honeywell, during the three months ended December 31, 2009. Honeywell contributed 3% and 19% of consolidated company net sales during the nine months ended March 31, 2010 and 2009, respectively. The decrease in sales to the fourth customer reflects the loss of certain programs with this customer. Partially offsetting these decreases, sales to another customer, Goodrich, increased by approximately $4.1 million. Goodrich contributed 13% and 8% of consolidated company net sales during the nine months ended March 31, 2010 and 2009, respectively. Several other customers in the aggregate accounted for the remaining sales variance. EMS sales include intercompany sales resulting primarily from the production of circuit boards that are then utilized in DSS product sales. These intercompany sales are eliminated in consolidation.
     The gross profit percentage on EMS sales increased to 5% from 3% for the nine months ended March 31, 2010 and 2009, respectively. The improvement in gross profit was mainly attributable to the reduced overhead costs associated with the plant closings and the consolidation of EMS operations, partially offset by the overall decrease in sales volume. Margin was also favorably impacted by improved performance and price increases to certain customers, including Honeywell. In addition, margin for the nine months ended March 31, 2009 was favorably impacted by translation adjustments related to inventory and costs of goods sold, in the aggregate, amounting to a gain of $0.5 million. There were no translation adjustments related to inventory and costs of goods sold for the nine months ended March 31, 2010. Plant closures and restructuring activities are discussed further in Note 11 of the Unaudited Condensed Consolidated Financial Statements.
     DSS
     DSS sales for the nine months ended March 31, 2010 were significantly above the same nine month period of last year, showing an increase of $23.0 million, reflecting higher U.S. Navy product volume due to successful sonobuoy lot acceptance testing as well as an increase in the awarded annual Navy contracts in production and reflecting increased sonobuoy sales to foreign governments in the current fiscal year. Increased engineering sales revenue also contributed to the increase. Total sales to the U.S. Navy in the nine months ended March 31, 2010 and 2009 was approximately $34.2 million and $18.9 million, or 25% and 12%, respectively, of consolidated company net sales for those periods. Sonobuoy sales to foreign governments were $10.8 million and $4.2 million in the nine months ended March 31, 2010 and 2009, respectively.
     The gross profit percentage on DSS sales increased to 25% from 11% for the nine months ended March 31, 2010 and 2009, respectively. The improvement in gross margin reflects increased foreign sonobuoy sales which generated increased margins due to an improved pricing structure. Additionally, gross profit percentage was favorably affected by incurrence of minimal rework costs as a result of successful sonobuoy drop tests in the current year, reflecting improvement in production efficiency and the Company’s continued implementation of Lean Enterprise. Margin was also positively impacted due to a significant increase in overall sales volume from the prior year period.

     The following table presents operating income (loss) and operating income (loss) as a percent of net sales for the nine months ended March 31, 2010 and 2009 (in thousands):

	2010		2009
SEGMENT	Total	% of Sales	Total	% of Sales
Medical	$3,733	7%	$2,142	5%
EMS	(1,189)	(3)	(526)	(1)
DSS	9,861	21	(100)	(0)
Other unallocated	(8,939)	—	(5,523)	—

Totals	$3,466	3	$(4,007)	(2)

     On a consolidated basis, selling and administrative expenses for the nine months ended March 31, 2010 decreased by approximately $0.2 million, compared to the same period in the prior year, reflecting decreased costs resulting from facility closings and cost reduction activities, legal fees in fiscal 2009 related to Electropac litigation, partially offset by increased expenses related to the Company’s short-term incentive plan and stock-based compensation.
     Other operating expenses were $1.1 million and $20,000 for the nine months ended March 31, 2010 and 2009, respectively. Current year expenses primarily represent ongoing carrying costs for facilities held for sale.
     Restructuring/impairment charges were $2.1 million and $0.7 million for the nine months ended March 31, 2010 and 2009, respectively, of which $1.0 million and $0.6 million were included in the EMS operating results for those periods. For a further discussion of the restructuring activity see Note 11 to the Unaudited Condensed Consolidated Financial Statements.
     Interest expense consists of interest and fees on our outstanding debt and revolving credit facility (see Note 6 to the Unaudited Condensed Consolidated Financial Statements), including amortization of financing costs. Interest expense was $0.7 million for the nine months ended March 31, 2010 compared to $1.3 million for the nine months ended March 31, 2009. The decrease primarily reflects the repayment of the Company’s line-of-credit and bank term debt with available cash on August 14, 2009.
     The fiscal 2010 nine month period reflects a gain on sale of investment of $0.2 million from the sale of part of the Company’s interest in Cybernet. See Note 2 to the Unaudited Condensed Consolidated Financial Statements for a further discussion of this sale. Translation adjustments, not related to costs of goods sold, along with gains and losses from foreign currency transactions, in the aggregate, amounted to losses of $24,000 and $1.3 million for the nine months ended March 31, 2010 and 2009, respectively. The Canadian dollar experienced significant volatility against the U.S. dollar during the nine months ended March 31, 2009. With the closure of the Canadian facility, however, the impact in fiscal 2010 has not been significant and it is anticipated that future periods will not be significant. Other income for the nine months ended March 31, 2010 was $0.2 million, versus $9,000 in the same period of fiscal 2009.
     The Company is responsible for income taxes within each jurisdiction. The Company recorded an income tax benefit of approximately $2.0 million for the nine months ended March 31, 2010, compared to expense of $0.4 million for the same period in the prior year. The fiscal 2010 benefit reflects the release of $2.3 million of deferred tax asset valuation allowance in relation to recent tax regulation changes. See Note 2 to the Unaudited Condensed Consolidated Financial Statements for a further discussion of income taxes.
     Due to the factors described above, the Company reported net income of $5.3 million ($0.54 per share, basic and diluted) for the nine months ended March 31, 2010, compared to a net loss of $6.9 million ($(0.70) per share, basic and diluted) for the corresponding period last year.

Liquidity and Capital Resources
     During fiscal 2009, the Company generated $38.2 million of operating cash flows, primarily due to reductions in inventory levels and certain DSS contracts allowing for billings to occur when certain milestones under the applicable program are reached, independent of the amount expended as of that point. These billings reduce the amount of cash that would otherwise be required during the performance of these contracts. As of March 31, 2010 and June 30, 2009, $12.2 million and $25.1 million, respectively, of billings in excess of costs were received. The Company currently expects to meet its liquidity needs through a combination of sources including, but not limited to, operations, its line-of-credit, anticipated continuation of interim billings on certain DSS contracts, the potential proceeds from sales of closed facilities, and improved cash flow from changes in how the Company manages inventory. It is currently anticipated that usage of the line-of-credit and interim government billings will continue to be a component in providing Sparton’s working capital. With the above sources providing the expected cash flows, the Company currently believes that it will have sufficient liquidity for our anticipated needs over the next 12 months, but no assurances regarding liquidity can be made.
     For the nine months ended March 31, 2010, cash and cash equivalents decreased $20.1 million to $16.1 million. Operating activities provided $5.0 million in fiscal 2010 and $6.5 million in fiscal 2009 in net cash flows. The primary use of cash from operating activities in fiscal 2010 was the payment of accounts payable and accrued liabilities and the funding of production related to U.S. Navy contracts. Payables and accrued liabilities have decreased as a result of the closing of facilities, reduced volume of inventory purchases, cash outlays relating to restructuring activities and pension contributions made in the first quarter of fiscal 2010. A primary source of cash from operating activities in fiscal 2010 was the decrease in accounts receivable, reflective of collections on government milestone contracts, collection of receivables from disengaging customers, income taxes recovered from net operating loss carrybacks, and the large volume of sales during the fourth quarter of fiscal 2009. A second primary source of cash from operating activities in fiscal 2010 was the decrease in inventories, reflecting the Company’s continued inventory management efforts. The primary use of cash from operating activities in fiscal 2009 was for the funding of operating losses, while the primary source of cash in fiscal 2009 was the decrease in inventories, primarily due to the Company’s focus on reducing the level of inventory carried.
     Cash flows used in investing activities in fiscal 2010 and 2009 totaled $4.2 million and $2.1 million, respectively. Fiscal 2010 reflects the utilization of $3.1 million to establish a trust, the Sparton Corporation Financial Assurance Trust, related to environmental remediation activities at one of Sparton’s former facilities. The funds are held in Sparton’s name and are invested with Sparton receiving the benefit of the investment return. Investment returns on the funds during the nine month period totaled approximately $0.1 million. These funds are available for use to satisfy the $4.7 million of expected remediation liability reflected in the March 31, 2010 balance sheet. For further discussion of this remediation activity, see “Commitments and Contingencies” below. Both nine month periods reflect the payment of contingent purchase consideration to the prior owners of Astro. Capital expenditures for the nine months ended March 31, 2010 and 2009 were $1.0 million and $1.1 million, respectively. Fiscal 2010 reflects approximately $0.5 million in proceeds from the sale of property, plant and equipment in relation to the closing of its Jackson, Michigan and London, Ontario, Canada plants. In addition, fiscal 2010 reflects the proceeds from the sale of a portion of its interest in Cybernet totaling approximately $0.5 million.
     Cash flows used in financing activities in fiscal 2010 and 2009 totaled $20.9 million and $1.1 million, respectively. The primary uses of cash from financing activities in fiscal 2010 and 2009 were the repayment of debt. Fiscal 2010 also reflects the payment of financing fees related to the Company’s new revolving credit facility. The primary source of cash from financing activities in fiscal 2009 was from increased borrowings on the Company’s bank line-of-credit facility. In the nine months ended March 31, 2010, the Company paid off the existing balance on its line-of-credit facility totaling $15.5 million, and the $3.4 million remaining balance on its term loan, with National City Bank.
     As of March 31, 2010, the Company’s bank line-of-credit facility totaled $20.0 million, with no borrowings against the available funds. This bank debt is subject to certain customary covenants which were met at March 31, 2010. The maturity date for this line-of-credit is August 14, 2012. There are notes payable totaling $1.0 million outstanding to the former owners of Astro, as well as $1.9 million of industrial revenue bonds. Borrowings are discussed further in Note 6 to the Unaudited Condensed Consolidated Financial Statements.

     During fiscal 2009, management initiated a full evaluation of the Company’s operations and long-term business strategy. As a result, in the third fiscal quarter, management began to implement a formal turnaround plan focused on returning Sparton to profitability and the assurance of the Company’s viability. These measures have been designed to reduce operating costs, increase efficiencies, and improve our competitive position in response to excess capacity, the prevailing economy and the need to optimize manufacturing resources. These restructuring activities included, among other actions, plant consolidation and closures, workforce reductions, customer contract disengagements, and changes in employee pension and health care benefits. While the majority of these restructuring activities were completed as of March 31, 2010, the Company expects to incur approximately $0.1 million of additional restructuring expenses during the remainder of fiscal 2010, with restructuring related cash payments of approximately $0.9 million in future quarters.
Commitments and Contingencies
Environmental Remediation
     One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”), has been involved with ongoing environmental remediation since the early 1980’s. At March 31, 2010, Sparton had accrued approximately $4.7 million as its best estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which approximately $0.5 million is classified as a current liability and included on the balance sheet in other accrued liabilities. The Company’s minimum cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements.
     On October 15, 2009, approximately $3.1 million of cash was utilized to establish a trust, the Sparton Corporation Financial Assurance Trust, for remediation activity. The funds are held in Sparton’s name and are invested with Sparton receiving the benefit of the investment return. As of March 31, 2010, approximately $3.2 million was held in this trust. These funds are available for use against the $4.7 million expected remediation liability. The trust was established to meet the United States Environmental Protection Agency’s (“EPA”) financial assurance requirements for the fiscal year ending June 30, 2010, with trust funds to be drawn upon only should Sparton not continue to meet its financial remediation requirements. The trust will remain in place until the Company can again satisfy the EPA financial assurance requirements through compliance with financial ratios, as was previously attained on an annual basis until fiscal year 2009. Upon the successful compliance with the financial ratios, the Company will be able to dissolve the trust. The Company’s first opportunity, under the annual filing requirements, to again regain compliance with the financial ratios is expected to be upon completion of the June 30, 2010 fiscal year.
     In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8.4 million incurred from the date of settlement, if any, of which approximately $3.1 million has been incurred as of March 31, 2010 toward the $8.4 million threshold. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency.

Customer Relationships
     The Company had an action before the U.S. Court of Federal Claims to recover damages arising out of an alleged infringement by the U.S. Navy of certain patents held by Sparton and used in the production of sonobuoys. Pursuant to an agreement between the Company and counsel conducting the litigation, a significant portion of the claim will be retained by the Company’s counsel in contingent fees if the litigation is successfully concluded. A trial of the matter was conducted by the court in April 2008, with a decision against Sparton filed in August 2009 and published in September 2009. In October 2009, an appeal of this unfavorable decision was filed with the Federal Circuit Court of Appeals. Based on this decision, management believes that the Company’s ability to obtain any recovery with respect to the claim is greatly diminished.
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
     In August 2005, Sparton Electronics Florida, Inc. filed an action in the U.S. District Court, Middle District of Florida against Electropac Co. Inc. (“Electropac”) and a related party (the raw board manufacturer) to recover these costs. A trial was conducted in August 2008 and the trial court made a partial ruling in favor of Sparton; however, the court awarded an amount less than the previously deferred $2.8 million. Following this ruling, a provision for a loss of $0.8 million was established in the fourth quarter of fiscal 2008. Court ordered mediation was conducted following the court’s ruling and a settlement was reached in September 2008 for payment to the Company of $2.0 million plus interest. The settlement is secured by a mortgage on real property and a consent judgment. In December 2008, a recovery of $0.6 million against the $2.0 million was received with the remaining balance due in September 2009, at which time Electropac failed to make the scheduled payment. In the fourth quarter of fiscal 2009, the Company established a reserve of $0.2 million against the remaining settlement balance. In March of 2010, Sparton and Electropac agreed to amend the settlement reducing the amount due to $1.2 million and providing for an immediate payment of $1.1 million with the remaining $0.1 million due on or before December 31, 2010. As of March 31, 2010 and June 30, 2009, $0.1 million and $1.2 million, respectively, remains in other current assets on the Company’s balance sheet.
Litigation
     On August 9, 2009, Sparton and certain subsidiaries were named as defendants in a wrongful death suit, alleging that a defective transmission shifter assembly in a 1996 Chrysler automobile caused the July 2007 death of Hunter Magro. The suit also named Chrysler LLC, Dura Automotive Systems, Inc., and Chandler Motors Company as defendants. The suit was filed in Pontotoc County Circuit Court in Mississippi. Sparton has not manufactured automotive shifter assemblies for Chrysler since December 1996, when it sold its KPI Group subsidiary to Dura Automotive Systems, Inc. The plaintiff seeks damages from the defendants for economic loss, pain and suffering, and loss of companionship, as well as punitive damages. Sparton has denied liability, has notified its insurance carriers regarding this claim, and is vigorously defending this matter. At this time, it is not possible to determine or predict the outcome of this suit, and as a result, no amounts have been accrued in the financial statements as of March 31, 2010. While no assurances can be given, the Company does not believe that this litigation, if adversely determined, would have a material adverse affect on the Company’s financial position or results of operations.
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

Contractual Obligations and Off-Balance Sheet Arrangements
     Information regarding the Company’s long-term debt obligations, environmental liability payments, operating lease payments, and other commitments is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. As discussed in Note 6 to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report, in connection with the replacement credit facility obtained in August, 2009, the Company paid the remaining $3.4 million balance on its bank term loan and $15.5 million outstanding on its revolving credit line. In addition, as of June 30, 2009, there were $24.7 million of non cancelable purchase orders outstanding. This amount has decreased to $15.0 million as of March 31, 2010. Additionally, due primarily to lease cancellations related to the Company’s restructuring activities during the nine months ended March 31, 2010, contractual obligations under operating leases are now $754,000, $1,841,000, $811,000, $143,000, $141,000 and $145,000 for fiscal years 2010, 2011, 2012, 2013, 2014 and thereafter, respectively. Other than as noted above, there have been no material changes in the nature or amount of the Company’s contractual obligations since June 30, 2009.
Critical Accounting Policies
     Our financial statements are prepared in conformity with GAAP and require us to select appropriate accounting policies. The assumptions and judgments we use in applying our accounting policies have a significant impact on our reported amounts of assets, liabilities, revenue and expenses. While we believe that the assumptions and judgments used in our estimates are reasonable, actual results may differ from these estimates under different assumptions or conditions.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     The Company manufactures its products in the United States and Vietnam, and ceased manufacturing in Canada during the fourth quarter of fiscal 2009. Sales are to the U.S. and Canada, as well as other foreign markets. The Company is potentially subject to foreign currency exchange rate risk relating to intercompany activity and balances and to receipts from customers and payments to suppliers in foreign currencies. Also, adjustments related to the translation of the Company’s Canadian and Vietnamese financial statements into U.S. dollars are included in current earnings. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in the domestic and foreign markets in which the Company operates. However, minimal third party receivables and payables are denominated in foreign currency and the related market risk exposure is considered to be immaterial. Historically, foreign currency gains and losses related to intercompany activity and balances have not been significant. However, due to the greater volatility of the Canadian dollar, the impact of transaction and translation gains has increased. With the closure of the Canadian facility, however, the impact in fiscal 2010 has not been significant and it is anticipated that future periods will not be significant.
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
     There have been no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A. Risk Factors.
     You should carefully consider the risks and uncertainties described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2009 and the other information in our subsequent filings with the SEC, including this Quarterly Report on Form 10-Q. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks. The risks described in our Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition, results of operations and stock price.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 5. Other Information.
     None.

Item 6. Exhibits.

Exhibit
Number	Description
3.1	By-Laws of the Registrant as amended, incorporated herein by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 3, 2008.

3.2	Amended Articles of Incorporation of the Registrant, incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended September 30, 2004.

3.3	Amended Code of Regulations of the Registrant, incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended September 30, 2004.

10.1	Amended and Restated Revolving Credit and Security Agreement dated August 14, 2009 among the Company, its subsidiaries and National City Business Credit, Inc., incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2009.

10.2	Post-closing Agreement dated August 14, 2009 among the Company, its subsidiaries and National City Business Credit, Inc., incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2009.

10.3	Long-Term Stock Option Incentive Plan, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2009.

10.4	Lease Extension and Amendment Agreement dated May 1, 2010 between Sparton Technology, Inc. and 9621 Coors, L.L.C., guaranteed by Albuquerque Motor Company, Inc., incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2010.

10.5	Option Agreement dated May 1, 2010 by and between Sparton Technology, Inc. and 9621 Coors, L.L.C., guaranteed by Albuquerque Motor Company, Inc., incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2010.

31.1*	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sparton Corporation
Date: May 14, 2010	By:	/s/ CARY B. WOOD
Cary B. Wood
President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2010	By:	/s/ GREGORY A. SLOME
Gregory A. Slome
Senior Vice President and Chief Financial Officer (Principal Financial Officer)