Form 10-K
period 2010-06-30
SPARTON CORP
filed 2010-09-08
CIK 92679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Numbers 1-1000

Sparton Corporation

(Exact name of registrant as specified in its charter)

Ohio	38-1054690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

425 N. Martingale Road, Suite 2050

Schaumburg, Illinois 60193

(Address of principal executive offices)

Registrant’s telephone number, including area code: (847) 762-5800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1.25 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold (based on the closing price on the New York Stock Exchange) as of December 31, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $58,591,000. For purposes of this computation, affiliates of the registrant include the registrant’s executive officers and directors and their respective affiliates as of December 31, 2009.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of August 31, 2010, there were 10,200,534 shares of common stock, $1.25 par value per share, outstanding.

Documents Incorporated by Reference

Part III incorporates information by reference to the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements about future events and expectations that are “forward-looking statements.” We may also make forward-looking statements in our other reports filed with the SEC, in materials delivered to our shareholders and in press releases. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or the negative use of these terms or other comparable terminology that convey the uncertainty of future events or outcomes. Although we believe these forward-looking statements are reasonable, they are based on a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. These forward-looking statements are based on management’s views and assumptions at the time originally made, and we undertake no obligation to update these statements whether as a result of new information or future events. There can be no assurance that our expectations, projections or views will materialize, and you should not place undue reliance on these forward-looking statements. Any statement in this report that is not a statement of historical fact may be deemed to be a forward-looking statement and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.

PART I

ITEM 1.	BUSINESS

General

Sparton Corporation and subsidiaries (the “Company” or “Sparton”) has been in continuous existence since 1900. It was last reorganized in 1919 as an Ohio corporation. The Company is a provider of complex and sophisticated electromechanical devices with capabilities that include concept development, industrial design, design and manufacturing engineering, production, distribution, and field service. The three primary markets the Company serves are the Medical Device (“Medical”), Defense & Security Systems (“DSS”), and Electronic Manufacturing Services (“EMS”) industries. Effective for fiscal 2010, the Company reports its operating results under these three reportable business segments. Prior to fiscal 2010, all of our operating units were aggregated into one line of business, EMS. The prior periods presented herein reflect this change to segment reporting. Financial information by segment is presented in Note 14, Business Segments, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. All of the Company’s facilities are registered to ISO standards, including 9001 or 13485, with most having additional certifications. The Company’s products and services include products for Original Equipment Manufacturers (“OEM”) and Emerging Technology (“ET”) customers that are microprocessor-based systems that include transducers, printed circuit boards and assemblies, sensors, and electromechanical components, as well as development and design engineering services relating to these product sales. Sparton also develops and manufactures sonobuoys, an anti-submarine warfare (“ASW”) device, used by the United States Navy and other free-world countries. Many of the physical and technical attributes in the production of sonobuoys are similar to those required in the production of the Company’s other electrical and electromechanical products and assemblies.

The Company’s website address is www.sparton.com. Information contained on our website is not part of this Annual Report on Form 10-K. Our website provides public access to, among other items, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Quarterly Earnings Releases, News Releases, Governance Guidelines, and the Code of Ethics, as well as various Board of Director committee charters. Upon request, the Company provides, free of charge, copies of its periodic and current reports (e.g., Forms 10-K, 10-Q and 8-K) and amendments to such reports that are filed with the Securities and Exchange Commission (“SEC”), as well as the Board of Director committee charters. Reports are available as soon as reasonably practicable after such reports are filed with or furnished to the SEC, either at the Company’s website, through a link to the SEC’s website or upon request through the Company’s Shareholders Relations Department.

Medical Segment

Medical Device operations are comprised of contract development, design, production and distribution of complex and sophisticated medical related electromechanical devices for customers with specialized needs, specifically in the design and manufacturing process, to assure product reliability and safety in accordance with Food and Drug Administration (“FDA”) guidelines and approvals. This group specializes in systems and procedures targeted to the requirements of medical OEM and ET customers primarily in the In Vitro Diagnostic and Therapeutic Device segments of the Medical Device market space.

Our Medical segment’s objective is to be the preferred contract design and manufacturer of medical devices/instruments for large OEM’s as well as emerging technologies. The market is driven by providing the total solution concept, at a competitive price to the customer. Our market advantage is our experience and knowledge of the market, bandwidth of services that we offer, and the referral relationships that we have grown over the past 20 years. The major corporations on the customer side want to focus their time and energy supporting their major profit areas of consumables. In addition, many companies are outsourcing certain engineering activities finding it costly and inefficient to have full time engineers available for new product development which cycles with new projects every three to five years. This is the niche that has proven to be successful to Sparton Medical.

The contract manufacturing of highly complex medical instrumentation is a fairly young industry with no dominate player in the market. In the past, large Printed Circuit Board contract manufacturers have sold their “box build” capabilities and have been very successful. The industry has continued to grow with more companies developing Printed Circuit Board Assembly (“PCBA”) capabilities and others entering the market via mergers and acquisitions of smaller companies. This has led to stronger competition with larger companies that have the financial resources to offer the services that the customers are requiring. Customers will assume that quality will be 100% and will drive their decisions based on pricing and services offered that best fit their total solutions needs.

The understanding of the medical market needs is critical for our success. We are well positioned with our engineering development, reliability engineering, manufacturing/testing, and service support services to meet our current organic growth plans. Additional growth may be gained through an acquisition strategy employed to expand our market reach and footprint into other geographic areas of the U.S.

On August 6, 2010, the Company completed the acquisition of certain assets related to the contract manufacturing business of Delphi Medical Systems, LLC (“Delphi Medical”). The purchase price of $8.0 million is subject to final inventory and assumed employee accrual adjustments and was financed entirely through the use of Company cash. The acquired business, which will be part of the Company’s Medical segment, is expected to add $32 million in projected annual revenue from a new and diversified customer base and will provide Sparton with a geographic presence in the western United States. Delphi Medical primarily manufactures OEM medical devices including blood separation equipment, spinal surgery products and 3-D eye mapping devices. It also provides engineering and manufacturing support to a market-leading environmental sensor company whose markets include meteorology, weather critical operations and controlled environment applications. The initial accounting for the acquisition is not complete pending detailed analyses of the facts and circumstances that existed as of the acquisition date.

Medical sales to Siemens accounted for 21%, 17% and 16% of consolidated revenue for the fiscal years ended June 30, 2010, 2009 and 2008, respectively. The loss of Siemens as a customer would have a material adverse financial effect on the Company. Medical backlog was approximately $14.0 million and $16.9 million at June 30, 2010 and 2009, respectively. A majority of the June 30, 2010 Medical backlog is currently expected to be realized within the next 12 months.

As a medical device manufacturer, Sparton Medical Systems operates in a heavily regulated environment. Despite efforts to harmonize domestic and international regulations, inconsistencies still exist. Quality Management System requirements are generally compatible but device approval, licensing and environmental requirements vary widely and change frequently. RoHS (Restriction of Hazardous Substances) and REACH (Registration, Evaluation and Authorisation of Chemicals) directives are among the more recent regulatory challenges. Similar environmental regulations are expected from other countries and the United States. Non-compliance risks range from variance notifications to production/shipping prevention depending upon the agency and form of non-compliance.

EMS Segment

EMS operations are comprised of contract manufacturing, assembly, design, preproduction, prototyping and/or box build assembly for customers supporting the industrial, security sensing, medical, aerospace, defense, energy and telecommunications markets. These assemblies include flight control systems, fuel control systems for aerospace, medical diagnostics systems, security systems, detection systems, lighting and defense. Assemblies provided to this group’s customers are state-of-the-art electronics, complex and legacy products (circuit card assemblies) and/or electromechanical assemblies in support of their products. EMS provides to its customers support services that include engineering services, design, material management, obsolescence analysis and management, documentation development, and process improvement. The segment strives to exceed customer’s expectations of low cost and delivery performance. The common elements generally shared by EMS customers that produce the aforementioned products is the expectation of compliance to market quality certifications coupled with component cost reduction and continuous process improvements.

Competitors in our market segments typically operate in a higher volume sector. These competitors, however, typically do not provide the low-volume, high-mix services that Sparton can provide as this remains our niche in the market. EMS providers of comparable size to Sparton’s EMS business are forecasted to be a growth area by leading industry experts. OEM’s in our market segments are continually driving costs out of their respective businesses allowing the opportunity for Sparton to capture the additional value add opportunities.

Sparton EMS is engaged in an ongoing strategic initiative to reintroduce Sparton to the marketplace. We anticipate continuing to pursue a growth strategy by adding additional Marketing Service Managers, Business Development Managers and Program Managers. We further intend to expand our web presence and participate in trade shows and networking forums. These additional efforts will allow focused marketing for each of our identified markets optimizing our ability to selectively target new customers.

EMS sales to Goodrich accounted for 13% of consolidated revenue for the fiscal year ended June 30, 2010. Sales to this customer were less than 10% for the years ended June 30, 2009 and 2008. The loss of Goodrich as a customer could have a material adverse financial effect on the Company. EMS backlog was approximately $29.1 million and $37.8 million at June 30, 2010 and 2009, respectively. A majority of the June 30, 2010 EMS backlog is currently expected to be realized within the next 12 months.

The majority of Sparton’s EMS customers are in regulated industries where strict adherence to regulations is required such as Federal Drug Administration (“FDA”), International Tariff and Arms Regulations (“ITAR”), Federal Aviation Administration (“FAA”). These requirements are highly technical in nature and require strict adherence and documentation related to operational processes and documentation. Sparton’s quality system provides us the ability to service such markets providing opportunity where other competitors may be lacking.

DSS Segment

DSS operations are comprised of design, development and production of products for a number of technologically significant programs aimed at fulfilling defense and commercial needs. Specializing in the development and production of complex electromechanical equipment, Sparton designs and manufactures sonobuoys, an anti-submarine warfare (“ASW”) device used by the U.S. Navy and foreign governments. This business unit also performs an engineering development function for the United States military and prime defense contractors on advanced technologies targeted as future defense products as well as replacement of current systems. The sonobuoy product line is built to the customer’s demanding specifications. These products are ITAR restricted, which limits opportunities for competition.

DSS is partner to a 50/50 joint venture agreement with UnderSea Sensor Systems, Inc. (“USSI”), another producer of sonobuoys. USSI’s parent company is Ultra Electronics Holdings PLC, based in the United Kingdom. The joint venture arrangement operates under the name ERAPSCO and allows Sparton and USSI to consolidate their own unique and complementary backgrounds and to jointly develop and produce U.S. derivative sonobuoy designs for the U.S. Navy as well as foreign countries. In concept, and in practice, ERAPSCO serves as a pass-through entity with no funds or assets. While the joint venture agreement provides the opportunity to maximize efficiencies in the design and development of the related sonobuoys, both venture companies function independently as subcontractors; therefore, there is no separate entity to be accounted for or consolidated. Under ERAPSCO, individual contract risk exposures are reduced, while the likelihood of achieving U.S. Navy and other ASW objectives is enhanced. ERAPSCO has been in existence for approximately twenty years and historically, the agreed upon products included under the joint venture agreement were generally developmental or sonobuoys with low volume demand. Three years ago, the Company’s ERAPSCO arrangement was expanded to include additional products for U.S. customers and substantially all U.S. derivative sonobuoy products for customers outside of the United States. During this year, starting with the U.S. Government 2011 fiscal year contracts, all U.S. sonobuoy products will be bid through ERAPSCO, completing the joint venture expansion which now includes sales of all U.S. derivative sonobuoys worldwide.

New products derived from these advanced technologies, coupled with internally researched and developed technologies, are under development for sale as commercial products to the navigation and underwater acoustic systems market. Markets for these spin-off products include autonomous underwater and ground vehicles, as well as unattended aerial vehicles as our product offerings grow. Competition among companies that build these products is intense and dynamic. As such, development of our commercial products requires the identification of sustainable competitive advantages (“SCA”) prior to investment to ensure there is a viable market for our products. Each new product must advance the technology available to the market enough to overcome the inherent inertia preventing potential customers from switching from competitors products. Likewise, exiting products are evaluated periodically to ensure their SCA is still maintained and if not, either redesign or end-of-life occurs.

Additionally, DSS teams with recognized members of the high tech industry to evaluate and adopt their technologies that enhance our product offerings. Our entrance into commercial products leverages the intrinsic engineering talent at DSS and capitalizes on the sonobuoy product volumes to provide technological as well as economies of scale advantages.

Sonobuoy and related engineering services accounted for approximately 36%, 19% and 21% of consolidated revenue for the fiscal years ended June 30, 2010, 2009 and 2008, respectively. Sales to the U.S Navy accounted for 28%, 14% and 18% of consolidated revenue for the fiscal years ended June 30, 2010, 2009 and 2008, respectively. The loss of U.S. Navy sonobuoy sales would have a material adverse financial effect on the Company. DSS backlog was approximately $69.6 million and $69.2 million at June 30, 2010 and 2009, respectively. A majority of the June 30, 2010 DSS backlog is currently expected to be realized within the next 12 to 16 months.

Other

Non-sonobuoy related manufacturing and services are sold primarily through a direct sales force. In addition, our divisional and executive management teams are an integral part of our sales and marketing teams.

While overall sales can fluctuate during the year in each of our segments, such fluctuations do not reflect a seasonal pattern or tendency.

Materials for our operations are generally available from a variety of worldwide sources, except for selected components. Access to competitively priced materials is critical to success in our businesses. In certain markets, the volume purchasing power of our larger competitors creates a cost advantage for them. The Company has encountered availability and extended lead time issues on some electronic components due to strong market demand, and this condition resulted in higher prices and late deliveries. However, the Company does not expect to encounter significant long-term problems in obtaining sufficient raw materials. The risk of material obsolescence in our businesses is less significant than that which exists in many other markets since raw materials and component parts are generally purchased only upon receipt of a customer’s order. However, excess material resulting from order lead-time is a risk factor due to potential order cancellation or design changes by customers.

During fiscal 2010, 2009 and 2008, the Company incurred no expenditures for research and development (R&D) not funded by customers. Customer funded R&D costs, which are usually part of a larger production agreement, totaled approximately $10.0 million, $4.4 million and $4.6 million for the years ended June 30, 2010, 2009 and 2008, respectively, all of which relates to our DSS segment.

At June 30, 2010, Sparton employed approximately 703 people. None of the Company’s employees are unionized. The Company considers employee relations to be good.

Executive Officers of the Registrant

Information with respect to executive officers of the Registrant is set forth below. The positions have been held for the periods noted.

Cary B. Wood	Chief Executive Officer since November 2008 and President since April 2009. Previously Mr. Wood held the position of Chief Operating Officer for Citation Corporation in Novi, MI since August 2004. (Age 43)

Gregory A. Slome	Senior Vice President and Chief Financial Officer since April 2009. Previously, Mr. Slome was an independent financial contractor since November 2007. Prior to that date, Mr. Slome was Director of Treasury and International Finance, U.S. Robotics Corporation since July 2000. (Age 47)

Gordon B. Madlock	Senior Vice President, Operations since January 2009. Previously, Mr. Madlock held the position of Senior Vice President of Operations for Citation Corporation in Novi, MI since September 1999. (Age 52)

Michael W. Osborne	Senior Vice President, Business Development and Supply Chain since January 2009. Previously, Mr. Osborne held the position of Vice President, Operations at The Niven Marketing Group in Carol Stream, IL since January 2006. Prior to that date, Mr. Osborne held the position of Vice President, Operations & Engineering at Gardner Bender in Milwaukee, WI since March 2004. (Age 39)

Steven M. Korwin	Senior Vice President, Quality and Engineering since September 2009. Previously, Mr. Korwin held the position of Group Vice President, Electronic Manufacturing Services since December 2008. Prior to that date, Mr. Korwin held the position of Vice President of Quality and Engineering for Citation Corporation in Novi, MI since October 2005. (Age 47)

Duane K. Stierhoff	Vice President/General Manager, Medical Device Operations since June 2006. Prior to that date, Mr. Stierhoff held the position of Vice President Operations at Astro Instrumentation, LLC in Strongsville, OH. (Age 55)

James M. Lackemacher	Vice President/General Manager, Defense and Security Systems Business Unit since April 2005. Previously Mr. Lackemacher held the position of Director of Government Engineering since September 2003. (Age 48)

Robert L. Grimm II	Vice President/General Manager, Electronic Manufacturing Services Business Unit since July 2010. Previously Mr. Grimm held the position of General Manager, Electronic Manufacturing Services since January 2009. Prior to that date, Mr. Grimm held the position of General Manager for Citation Corporation in Novi, Michigan. (Age 44)

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

The EMS and Medical industries in general are highly fragmented and intensely competitive. Our contract manufacturing services are available from many sources, and we compete with numerous domestic and foreign firms. Within Sparton’s target market, the high-mix, low- to medium-volume sector of the EMS and Medical industries, there are substantially fewer competitors, but competition remains strong. Some competitors have substantially greater manufacturing, R&D, marketing or financial resources and, in some cases, have more geographically diversified international operations. Sparton expects competition to intensify further as more companies enter our target markets and our customers consolidate. In the future, increased competition from large electronic component manufacturers that are selling, or may begin to sell, electronics manufacturing services may occur. Future growth will depend on new outsourcing opportunities, and could be limited by OEMs performing such functions internally or delaying their decision to outsource.

In some cases, Sparton may not be able to offer prices as low as some competitors for a host of reasons. For example, those competitors may have lower cost structures for their services, they may be willing to accept business at lower margins in order to utilize more of their excess capacity, or they may be willing to take on business at low or even zero gross margins to gain entry into the EMS or Medical markets. Upon the occurrence of any of these events, our net sales would likely decline. Periodically, we may be operating at a cost disadvantage compared to some competitors with greater direct buying power. As a result, competitors may have a competitive advantage and obtain business from our customers.

Principal competitive factors in our targeted markets are believed to be quality, reliability, the ability to meet delivery schedules, customer service, technological sophistication, geographic location and price. During periods of recession in the EMS and Medical industries, our competitive advantages in the areas of adaptive manufacturing and responsive customer service may be of reduced importance due to increased price sensitivity. We also expect our competitors to continue to improve the performance of their current products or services, to reduce their current products or service sales prices and to introduce new products or services that may offer greater performance and improved pricing. Any of these could cause a decline in sales, loss of market acceptance of our products or services, profit margin compression, or loss of market share.

Our operating results are subject to general economic conditions and may vary significantly from period to period due to a number of factors.

We are subject to inflation, interest rate changes, availability of capital markets, consumer spending rates, the effects of governmental plans to manage economic conditions and other national and global economic occurrences beyond our control. Such factors, economic weakness, and constrained customer spending have resulted in the past, and may result in the future, in decreased revenue, gross margin, earnings or growth rates.

We can experience significant fluctuations in our annual and quarterly results of operations. In addition to general economic conditions, other factors that contribute to these fluctuations are our effectiveness in managing the manufacturing processes and costs in order to decrease manufacturing expenses, as well as the level of capacity utilization of our manufacturing facilities and associated fixed costs. The timing of our sonobuoy sales to the U.S. Navy is dependent upon access to the test range and successful passage of product tests performed by the U.S. Navy. Additionally, we rely on our customers’ demands, which can and do change dramatically, sometimes with little notice. Such factors also could affect our results of operations in the future.

Start-up costs and inefficiencies related to new or transferred programs can adversely affect our operating results and may not be recoverable.

Start-up costs, the management of labor and equipment resources in connection with new programs and new customer relationships and the need to estimate the extent and timing of required resources can adversely affect our profit margins and operating results. These factors are particularly evident with the introduction of new products and programs. The effects of these start-up costs and inefficiencies can also occur when new facilities are opened or programs are transferred from one facility to another.

If new programs or customer relationships are terminated or delayed, our operating results may be harmed, particularly in the near term. We may not be able to recoup our start-up costs or quickly replace these anticipated new program revenues.

We depend on limited or sole source suppliers for some critical components; the inability to obtain components as required, with favorable purchase terms, could harm our business.

A significant portion of our costs are related to electronic components purchased to produce our products. In some cases, there may be only one supplier of a particular component. Supply shortages for a particular component can delay production, and thus delay shipments to customers and the associated revenue of all products using that component. This could cause the Company to experience a reduction in sales, increased inventory levels and costs, and could adversely affect relationships with existing and prospective customers. In the past, we have secured sufficient allocations of constrained components so that revenue was not materially impacted. If we are unable to procure necessary components under favorable purchase terms, including at favorable prices and with the order lead times needed for the efficient and profitable operation of our factories, our results of operations could suffer.

We are dependent on a few large customers; the loss of such customers or reduction in their demand could substantially harm our business and operating results.

For the fiscal year ended June 30, 2010, our six largest customers, including the U.S. Government, accounted for approximately 77% of total net sales. The U.S. Navy, a DSS customer, represented 28% of our total net sales in the same period. Siemens, a Medical customer, and Goodrich, an EMS customer, contributed 21% and 13%, respectively, of total net sales in fiscal 2010. We expect to continue to depend upon a relatively small number of customers, but we cannot ensure that present or future large customers will not terminate, significantly change, reduce, or delay their manufacturing arrangements with us. Because our major customers represent such a large part of our business, the loss of any of our major customers or reduced sales to these customers could negatively impact our business.

We rely on the continued growth and financial stability of our customers, including our major customers. Adverse changes in the end markets they serve can reduce demand from our customers in those markets and/or make customers in these end markets more price sensitive. Furthermore, mergers or restructurings among our customers or our customers’ customers could increase concentration or reduce total demand as the combined entities rationalize their business and consolidate their suppliers. Future developments, particularly in those end markets which account for more significant portions of our revenues, could harm our business and our results of operations.

Sparton also generates large accounts receivable in connection with electronic contract manufacturing. If one or more of our customers experiences financial difficulty and is unable to pay for the services provided, our operating results and financial condition could be adversely affected. If our customers seek bankruptcy protection, they could act to terminate all or a portion of their business with us, originate new business with our competitors and terminate or assign our long-term supply agreements. Any loss of revenue from our major customers, including the non-payment or late payment of our invoices, could materially adversely affect our business, results of operations and financial condition.

Congressional budgetary constraints or reallocations can reduce our government sales.

Our U.S. Government contracts have many inherent risks that could adversely impact our financial results. Future governmental sales could be affected by a change in defense spending by the U.S. Government, or by changes in spending allocation that could result in one or more of our programs being reduced, delayed or terminated, which could adversely affect our financial results. The Company’s U.S. governmental sales are funded by the federal budget. Changes in negotiations for program funding levels or unforeseen world events can interrupt the funding for a program or contract. The timing of sonobuoy sales to the U.S. Navy is dependent upon access to their test facilities and successful passage of their product tests. Reduced governmental budgets have made access to the test range less predictable and less frequent than in the past, which has impacted the consistency or predictability of our reported revenues.

Customer cancellations, reductions, or delays could adversely affect our operating results.

We generally do not obtain long-term purchase commitments from our customers. Customers may cancel orders, delay the delivery of orders or release orders for fewer products than we previously anticipated for a variety of reasons, including decreases in demand for their products and services. Such changes by a significant customer, by a group of customers, or by a single customer whose production is material to an individual facility could seriously harm results of operations in that period. In addition, since much of our costs and operating expenses are relatively fixed, a reduction in customer demand would adversely affect our margins and operating income. Although we are always seeking new opportunities, we cannot be assured that we will be able to replace deferred, reduced or cancelled orders.

Our inability to forecast the level of customer orders with much certainty makes it difficult to schedule production and maximize utilization of manufacturing capacity. Additionally, we are often required to place materials orders from vendors, some of which are non-cancelable, based on an expected level of customer volume. At June 30, 2010, non-cancelable purchase orders with vendors totaled approximately $16.6 million. If actual demand is higher than anticipated, we may be required to increase staffing and other expenses in order to meet such demand of our customers. Alternatively, anticipated orders from our customers may be delayed or fail to materialize, thereby adversely affecting our results of operations. Such customer order fluctuations and deferrals have had a material adverse effect on us in the past, and we may experience similar effects in the future.

Such order changes could cause a delay in the repayment to us for inventory expenditures we incurred in preparation for the customer’s orders or, in certain circumstances, require us to return the inventory to our suppliers, resell the inventory to another customer or continue to hold the inventory. In some cases, excess material resulting from longer order lead time is a risk due to the potential of order cancellation or design changes by customers. Additionally, dramatic changes in circumstances for a customer could also negatively impact the carrying value of our inventory for that customer.

The Company and its customers may be unable to keep current with technological changes.

Our customers participate in markets that have rapidly changing technology, evolving industry standards, frequent new product introductions, and relatively short product life cycles. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable. Our success depends upon our customers’ ability to enhance existing products and to develop and introduce new products, on a timely and cost-effective basis, that keep pace with technological developments and emerging industry standards, and address increasingly sophisticated customer requirements. There is no assurance that our customers will do so, and any failure to do so could substantially harm our customers and us.

Additionally, our future success will depend upon our ability to maintain and enhance our own technological capabilities, develop and market manufacturing services which meet changing customer needs, and successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis. If we are unable to do so, business, financial condition and operating results could be materially adversely affected.

Our growth strategies could be ineffective due to the risks of further acquisitions.

Our growth strategy has included acquiring complementary businesses. We could fail to identify, finance or complete suitable acquisitions on acceptable terms and prices. Acquisition efforts could increase a number of risks, including diversion of management’s attention, difficulties in integrating systems and operations, potential loss of key employees and customers of the acquired companies and exposure to unanticipated liabilities. Our discovery of, or failure to discover, material issues during due diligence investigations of acquisition targets, either before closing with regard to potential risks of the acquired operations, or after closing with regard to the timely discovery of breaches of representations or warranties, could materially harm our business.

Our current use of advance billings within Government contracts may not continue.

Our current contracts with the U.S. Navy include provisions for certain billing and collection of funds from the Government in advance of related inventory purchases and incurrence of manufacturing expenses. These contractual provisions are an integral part of our capital and liquidity profile. While we have other sources of liquidity including, but not limited to, our operations, existing cash balances and our revolving line-of-credit, and we believe we have sufficient liquidity for our anticipated needs over the next 12 months, no assurances regarding liquidity can be made. The discontinuance of advance billing provisions from future U.S. Navy contracts would require us to fund the working capital requirements related to these contracts from other sources and otherwise could materially adversely impact our business, results of operations and financial condition.

Fluctuations in foreign currency exchange rates could increase operating costs.

A portion of the Company’s operations and some customers are in foreign locations. As a result, transactions may occur in currencies other than the U.S. dollar. Currency exchange rates fluctuate on a daily basis as a result of a number of factors and cannot be easily predicted. Volatility in the U.S. dollar could seriously harm our business, operating results and financial condition. The primary impact of currency exchange fluctuations is on the adjustments related to the translation of the Company’s Canadian and Vietnamese financial statements into U.S. dollars, which are included in current earnings, as well as impacting the cash, receivables, payables, property and equipment of our operating entities. The closure of the Company’s Canadian facility was announced March 30, 2009, which closure is now complete. The Company currently does not use financial instruments to hedge foreign currency fluctuation and unexpected expenses could occur from future fluctuations in exchange rates.

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

Our business activities expose us to risks of litigation with respect to our customers, suppliers, creditors, shareholders, product liability, or environmental-related matters. We may incur significant expense to defend or otherwise address current or future claims. Any litigation, even a claim without merit, could result in substantial costs and diversion of resources, and could have a material adverse effect on our business and results of operations.

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

Our operations could be subject to natural disasters and other business disruptions, including earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, hurricanes, fires, and other natural or manmade disasters, which could seriously harm our financial condition and increase our expenses. In the past, hurricanes have adversely impacted the performance of two of our production facilities located in Florida.

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

The Sarbanes-Oxley Act and more recently the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) required or will require changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of the Sarbanes-Oxley Act, the SEC and the New York Stock Exchange (“NYSE”) promulgated new rules on a variety of subjects. Similar rules are expected to be promulgated in relation to the Dodd-Frank Act. Compliance with these new rules has increased and may increase further our legal, financial and accounting costs. We expect some level of increased costs related to these new regulations to continue indefinitely. While preparation and consulting costs are anticipated to decline, continuous review and audit costs related to these regulations may increase. However, absent significant changes in related rules (which we cannot assure), we anticipate these costs may decline somewhat in future years as we become more efficient in our compliance processes. We also expect these developments to make it more difficult and more expensive to obtain director and officer liability insurance, and we may be forced to accept reduced coverage or incur substantially higher costs to obtain coverage. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our Board of Directors or qualified management personnel.

If we are unable to maintain effective internal control over our financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a reduction in the value of our common stock.

As required by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. The report must contain an assessment by management of the effectiveness of our internal control over financial reporting. In addition, the independent registered public accounting firm auditing a company’s financial statements must attest to and report on the effectiveness of the company’s internal control over financial reporting. The Dodd-Frank Act was recently passed into law, which permanently exempts SEC non-accelerated filers, which we currently qualify as, from this auditor attestation requirement. In the future, there can be no assurance that we will not exceed the maximum market capitalization threshold to qualify as a non-accelerated filers under SEC rules and remain exempt from obtaining auditor attestations on the effectiveness of our internal control over financial reporting.

We are continuing our comprehensive efforts to comply with Section 404 of the Sarbanes-Oxley Act. If we are unable to maintain effective internal control over financial reporting, this could lead to a failure to meet our reporting obligations to the SEC which, in turn, could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

We are subject to a variety of environmental laws, which expose us to potential liability.

Our operations are regulated under a number of federal, state, provincial, local and foreign environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage and disposal of such materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource, Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act, as well as analogous state and foreign laws. Compliance with these environmental laws is a significant consideration for us because we use various hazardous materials in our manufacturing processes. We may be liable under environmental laws for the cost of cleaning up properties we own or operate if they are or become contaminated by the release of hazardous materials, regardless of whether we caused the release, even if we fully comply with applicable environmental laws. In the event of contamination or violation of environmental laws, we could be held liable for damages including fines, penalties and the costs of remedial actions and could also be subject to revocation of our discharge permits. Any such penalties or revocations could require us to cease or limit production at one or more of our facilities, thereby harming our business. In addition, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment, or to incur other significant expenses to comply with environmental regulations, including expenses associated with the recall of any non-compliant product. See Item 3 — “Legal Proceedings” of this Annual Report on Form 10-K.

Operations outside of the United States may be affected by legal and regulatory risks, and government reviews, inquiries or investigations could harm the Company’s business.

The Company’s operations in Vietnam and the business it conducts outside the United States are subject to risks relating to compliance with legal and regulatory requirements in the United States as well as in local jurisdictions. Additionally, there is a risk of potentially higher incidence of fraud or corruption in certain foreign jurisdictions and greater difficulty in maintaining effective internal controls. From time to time, the Company may conduct internal investigations and compliance reviews to ensure that the Company is in compliance with applicable laws and regulations. Additionally, the Company could be subject to inquiries or investigations by government and other regulatory bodies. Any determination that the Company’s operations or activities are not in compliance with United States laws, including the Foreign Corrupt Practices Act, or various international laws and regulations could expose the Company to significant fines, penalties or other sanctions that may harm the business and reputation of the Company.

Certain shareholders have significant control and shares eligible for public sale could adversely affect the share price.

As of June 30, 2010, the directors, executive officers and 5% shareholders beneficially owned or controlled an aggregate of approximately 38% of our common stock. Accordingly, certain persons have significant influence over the election of our Board of Directors, the approval or disapproval of any other matters requiring shareholder approval, and the affairs and policies of Sparton. Such voting power could also have the effect of deterring or preventing a change in control of the Company that might otherwise be beneficial to other shareholders. Conversely, such voting power could have the effect of deterring or preventing a change in control of the Company that might otherwise be detrimental to other shareholders. In addition, substantially all of the outstanding shares of common stock are freely tradable without restriction or further registration. Sales of substantial amounts of common stock by shareholders, or even the potential for such sales, may cause the market price to decline and could impair the ability to raise capital through the sale of equity securities.

In the future, we may need additional funding, which could be raised through issuances of equity securities. We also have the right to issue shares upon such terms and conditions and at such prices as our Board of Directors may establish. Such offerings would dilute the ownership interest of existing shareholders and could cause a dilution of the net tangible book value of such shares.

At June 30, 2010, there were options outstanding for the purchase of 269,796 shares of common stock of the Company, of which options for 264,546 shares were vested and exercisable. Holders of our common stock could suffer dilution if outstanding common stock options are exercised in excess of the number of shares repurchased by Sparton.

Market volatility may have an adverse impact on our pension costs associated with our defined benefit plan.

The recent volatility and uncertainty in the global financial market has resulted in the Company making significant cash contributions to our pension plan in recent years. For a further discussion of the Sparton Corporation Pension Plan, see “Pension Obligations” in the Critical Accounting Policies and Estimates section in Part II, Item 7 of this report and Note 8, Employee Retirement Benefits Plans, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K. Notwithstanding the actions recently taken to reduce the costs of the plan, if the global financial market continues to be unstable or declines further, we may be required to make further contributions to the pension plan in future periods. These contributions, if made, would negatively impact our liquidity, cash flows, and financial position.

The tightened credit market, both nationally and globally, may adversely affect the availability of funds to us for working capital, liquidity requirements, and other purposes, which may adversely affect our cash flows and financial condition.

We anticipate that our revolving line-of-credit facility will be a component of our available working capital during fiscal 2011. For a summary of our banking arrangements, see Note 6, Debt, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K. If the turmoil in the credit market continues or intensifies, we may have difficulty maintaining a line-of-credit on similar or more favorable terms, which could adversely affect our liquidity, cash flows, and results of operations. There are no assurances we will always have access to a line-of-credit or that the line-of-credit would always be sufficient for all purposes. Additionally, if vendors of electronic components restricted or reduced credit extended to us for purchase of raw materials as a result of general market conditions, the vendor’s credit status, or our financial position, it could adversely affect liquidity, cash flows, and results of operations.

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

Moreover, if an active public market for our common stock is not sustained in the future, it may be difficult to resell such stock. Generally, our stock is thinly traded. When trading volumes are low, a relatively small buy or sell order can result in a relatively large change in the trading price of our common stock and investors may not be able to sell their securities at a favorable price. In addition, should the vested and exercisable stock options be exercised and the resulting common shares simultaneously sold (to fund the cost of the exercise and the related taxes associated with the stock sale), our stock price could be significantly adversely impacted.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following is a listing of Sparton’s principal properties as of June 30, 2010. Except as described below, Sparton owns all of these properties. These facilities provide a total of approximately 448,000 square feet of manufacturing and administrative space, which excludes 110,000 square feet of space related to our Albuquerque, New Mexico property, which is idled and held for sale. There are manufacturing and office facilities at each location. Reflective of the current economic environment, Sparton’s manufacturing facilities are underutilized. Underutilized percentages vary by plant; however, ample space exists to accommodate expected growth. Sparton believes these facilities are suitable for its operations.

De Leon Springs, Florida (DSS Segment)
Brooksville, Florida (EMS Segment)
Strongsville, Ohio (Medical Segment)
Thuan An District, Binh Duong Province, Vietnam (Outside of Ho Chi Minh City) (EMS Segment)
Albuquerque, New Mexico (1)

(1)	Facility is idled and held for sale.

For additional information on recent and prior plant closures, see Note 13, Restructuring Activities, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K.

While the Company owns the building and other assets for Spartronics, including its manufacturing facility in Vietnam, the land is occupied under a long-term lease covering approximately 40 years. This lease is prepaid, with the cost amortized over the term of the lease, and carried in other long-term assets on our balance sheet.

On August 6, 2010 and concurrent with the acquisition of certain assets of the contract manufacturing business of Delphi Medical Systems, LLC (see Note 17, Subsequent Event, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K), the Company entered into a lease of the facility housing the operations of this contract manufacturing business. The addition of this facility will add approximately 65,000 square feet of manufacturing and administrative space for the Company’s operations.

As of June 30, 2010, substantially all of our assets are pledged as collateral to secure any potential borrowings under our revolving line of credit (see Note 6, Debt, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K).

ITEM 3.	LEGAL PROCEEDINGS

Environmental Remediation

Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Although the Company entered into a long-term lease of the Coors Road property that was treated as a sale of property during fiscal 2010 (see Note 4, Property, Plant and Equipment, Net, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K), it remains responsible for the remediation obligations related to its past operation of this facility. At June 30, 2010, Sparton had accrued approximately $4.5 million as its best estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which approximately $0.5 million is classified as a current liability and included on the balance sheet in other accrued expenses. The Company’s minimum cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements.

On October 15, 2009, approximately $3.1 million of cash was utilized to establish a trust, the Sparton Corporation Financial Assurance Trust, for remediation activity. The funds are held in Sparton’s name and are invested with Sparton receiving the benefit of the investment return. As of June 30, 2010, approximately $3.2 million was held in this trust. These funds are available for use against the $4.5 million expected remediation liability. The trust was established to meet the United States Environmental Protection Agency’s (“EPA”) financial assurance requirements for the fiscal year ended June 30, 2010, with trust funds to be drawn upon only should Sparton not continue to meet its financial remediation requirements. The trust will remain in place until the Company can again satisfy the EPA financial assurance requirements through compliance with financial ratios, as was previously attained on an annual basis until fiscal year 2009. Based on the Company’s financial results for fiscal year 2010, the Company believes it will again be in compliance with the financial ratios and expects to be able to dissolve the trust in fiscal 2011.

In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8.4 million incurred from the date of settlement, if any, of which approximately $3.3 million has been incurred as of June 30, 2010 toward the $8.4 million threshold. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency.

Customer Relationships

In September 2002, Sparton Technology, Inc. (“STI”), a subsidiary of Sparton Corporation, filed an action in the U.S. District Court for the Eastern District of Michigan to recover certain unreimbursed costs incurred for the acquisition of raw materials as a result of a manufacturing relationship with two entities, Util-Link, LLC (“Util-Link”) of Delaware and National Rural Telecommunications Cooperative (“NRTC”) of the District of Columbia. STI was awarded damages in an amount in excess of the unreimbursed costs at the trial concluded in November 2005. As of June 30, 2007, $1.6 million of the deferred costs incurred by the Company were included in other non-current assets on the Company’s balance sheet. NRTC appealed the judgment to the U.S. Court of Appeals for the Sixth Circuit and on September 21, 2007, that court issued its opinion vacating the judgment in favor of Sparton. Sparton was unsuccessful in obtaining relief from the decision of the U.S. Court of Appeals and accordingly expensed the previously deferred costs of $1.6 million as cost of goods sold, which was reflected in the Company’s fiscal 2008 financial results.

The Company had an action before the U.S. Court of Federal Claims to recover damages arising out of an alleged infringement by the U.S. Navy of certain patents held by Sparton and used in the production of sonobuoys. Pursuant to an agreement between the Company and counsel conducting the litigation, a significant portion of the claim will be retained by the Company’s counsel in contingent fees if the litigation is successfully concluded. A trial of the matter was conducted by the court in April 2008, with a decision against Sparton filed in August 2009 and published in September 2009. In October 2009, an appeal of this unfavorable decision was filed with the Federal Circuit Court of Appeals. Based on this decision, management believes that the Company’s ability to obtain any recovery with respect to the claim is unlikely.

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

In August 2005, Sparton Electronics Florida, Inc., a subsidiary of Sparton Corporation, filed an action in the U.S. District Court, Middle District of Florida against Electropac Co. Inc. (“Electropac”) and a related party (the raw board manufacturer) to recover these costs. A trial was conducted in August 2008 and the trial court made a partial ruling in favor of Sparton; however, the court awarded an amount less than the previously deferred $2.8 million. Following this ruling, a provision for a loss of $0.8 million was established in the fourth quarter of fiscal 2008. Court ordered mediation was conducted following the court’s ruling and a settlement was reached in September 2008 for payment to the Company of $2.0 million plus interest. The settlement is secured by a mortgage on real property and a consent judgment. In December 2008, a recovery of $0.6 million against the $2.0 million was received with the remaining balance due in September 2009, at which time Electropac failed to make the scheduled payment. In the fourth quarter of fiscal 2009, the Company established a reserve of $0.2 million against the remaining settlement balance. In March 2010, Sparton and Electropac agreed to amend the settlement reducing the amount due to $1.2 million and providing for an immediate payment of $1.1 million with the remaining $0.1 million due on or before December 31, 2010. As of June 30, 2010 and June 30, 2009, $0.1 million and $1.2 million, respectively, remain in other current assets on the Company’s balance sheet.

Litigation

On August 9, 2009, Sparton and certain subsidiaries were named as defendants in a wrongful death suit, alleging that a defective transmission shifter assembly in a 1996 Chrysler automobile caused a July 2007 death. The suit also named Chrysler LLC, Dura Automotive Systems, Inc., and Chandler Motors Company as defendants. The suit was filed in Pontotoc County Circuit Court in Mississippi. Sparton has not manufactured automotive shifter assemblies for Chrysler since December 1996, when it sold its KPI Group subsidiary to Dura Automotive Systems, Inc. The plaintiff seeks damages from the defendants for economic loss, pain and suffering, and loss of companionship, as well as punitive damages. Sparton has denied liability, has notified its insurance carriers regarding this claim, and is vigorously defending this matter. At this time, it is not possible to determine or predict the outcome of this suit, and as a result, no amounts have been accrued in the financial statements as of June 30, 2010. While no assurances can be given, the Company does not believe that this litigation, if adversely determined, would have a material adverse affect on the Company’s financial position or results of operations.

Other

In addition to the foregoing, from time to time, the Company is involved in various legal proceedings relating to claims arising in the ordinary course of business. The Company is not currently a party to any other such legal proceedings, the adverse outcome to which, individually or in the aggregate, is expected to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our common stock is traded on the NYSE under the symbol “SPA”.

The table below sets forth the high and low closing prices of our common stock as reported by the NYSE for each quarter during the last two years:

	Quarter
	1st	2nd	3rd	4th
Year Ended June 30, 2010
High	$4.40	$6.47	$6.74	$6.00
Low	$2.60	$4.00	$5.60	$4.95
Year Ended June 30, 2009
High	$4.15	$2.62	$1.90	$2.98
Low	$2.25	$1.41	$1.35	$1.35

Holders. As of August 31, 2010, there were approximately 455 record holders of our common stock. The number of record holders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends. We have not paid dividends on our common stock during either fiscal 2010 or fiscal 2009. Other than in fiscal 2006, the Company has not declared or paid cash dividends on our common stock for many years. In addition, our credit facility prohibits us from declaring or paying any dividends on our capital stock without obtaining prior approval from our credit facility provider.

Securities Authorized for Issuance Under Equity Compensation Plans. See our disclosure below in “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.”

Unregistered Sales of Equity Securities and Use of Proceeds. None.

Performance Graph. The performance graph below compares the cumulative total shareholder return on our common stock for the past five years against the cumulative total return of a broad market index (S&P 500 Composite Index) and a more specific industry index, the Electronics Component of the NASDAQ (NASDAQ).

The graph assumes that $100.00 was invested in our common stock and in each index on June 30, 2005. The total return for the common stock and the indices used assumes the reinvestment of dividends. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Comparison of Cumulative Total Return

Among Sparton Corporation,

S&P 500 Index and NASDAQ Electronics Component Indexes

	06/30/05	06/30/06	06/30/07	6/30/08	06/30/09	6/30/10
Sparton Corporation	100.00	91.16	81.08	47.30	32.66	56.64
S&P 500 Index	100.00	108.63	131.00	113.81	83.98	96.09
NASDAQ Electronics Component Index	100.00	94.21	110.21	100.44	73.11	88.17

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth a summary of selected financial data for the last five fiscal years. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Audited Consolidated Financial Statements and, in each case, any related notes thereto included elsewhere in this report. ($ in thousands, except share data)

	2010	2009	2008	2007	2006 (a)
Operating Results:
Net sales	$173,977	$221,871	$229,806	$200,086	$170,805
Cost of goods sold	147,394	205,985	218,216	194,145	156,679

Gross profit	26,583	15,886	11,590	5,941	14,126
Selling and administrative expenses	18,205	18,851	19,106	17,948	15,841
Restructuring/impairment charges	4,076	7,008	181	—	—
(Gain) loss on sale of property, plant and equipment	(3,119)	(10)	(977)	(89)	99
Other operating expenses	1,699	1,294	483	278	104

Operating income (loss)	5,722	(11,257)	(7,203)	(12,376)	(1,918)
Other income (expense), net	(198)	(2,709)	(734)	(180)	1,623

Income (loss) before income taxes	5,524	(13,966)	(7,937)	(12,376)	(295)
Provision for (benefit from) income taxes	(1,916)	1,787	5,201	(4,607)	(393)

Net income (loss)	$7,440	$(15,753)	$(13,138)	$(7,769)	$98

Weighted-Average Common Shares Outstanding:
Common stock — basic	9,972,409	9,811,635	9,811,507	9,817,972	9,806,099
Common stock — diluted	9,972,409	9,811,635	9,811,507	9,817,972	9,844,601

Per Share of Common Stock — Income (Loss):
Common stock — basic	$0.75	$(1.61)	$(1.34)	$(0.79)	$0.01
Common stock — diluted	$0.75	$(1.61)	$(1.34)	$(0.79)	$0.01

Shareholders’ equity — Per Share	$6.30	$5.52	$7.22	$8.81	$9.82

Cash Dividends — Per Share	$—	$—	$—	$—	$0.10

Other Financial Data:
Total assets	$119,861	$155,002	$142,726	$137,008	$150,058
Working capital	$37,730	$32,898	$41,581	$52,989	$68,197
Working capital ratio	1.82:1	1.38:1	1.74:1	2.62:1	3.17:1
Debt	$1,917	$22,959	$25,588	$17,011	$19,826
Shareholders’ equity	$64,269	$54,895	$70,860	$86,480	$96,850

(a)	The operating results of our acquired subsidiary, Astro, have been included in our consolidated financial results since the date of acquisition on May 31, 2006. Fiscal 2006 reflects Astro’s operating results for the one month ended June 30, 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is an analysis of our results of operations, liquidity and capital resources and should be read in conjunction with the Consolidated Financial Statements and notes related thereto included in this Annual Report on Form 10-K. To the extent that the following Management’s Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties. These risks include, but are not limited to the risks and uncertainties discussed in “Item 1A Risk Factors” in this Annual Report on Form 10-K. The following discussion and analysis should be read in conjunction with the Forward Looking Statements and “Item 1A Risk Factors” each included in this Annual Report on Form 10-K.

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

All of the Company’s facilities are registered to ISO standards, including 9001 or 13485, with most having additional certifications. The Company’s products and services include products for Original Equipment Manufacturers (“OEM”) and Emerging Technology (“ET”) customers that are microprocessor-based systems that include transducers, printed circuit boards and assemblies, sensors, and electromechanical components, as well as development and design engineering services relating to these product sales. Sparton also develops and manufactures sonobuoys, an anti-submarine warfare (“ASW”) device, used by the United States Navy and other free-world countries. Many of the physical and technical attributes in the production of sonobuoys are similar to those required in the production of the Company’s other electrical and electromechanical products and assemblies.

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

Medical Device (“Medical”) operations are comprised of contract development, design, production and distribution of complex and sophisticated medical related electromechanical devices for customers with specialized needs, specifically in the design and manufacturing process, to assure product reliability and safety in accordance with Food and Drug Administration (“FDA”) guidelines and approvals. This group specializes in systems and procedures targeted to the requirements of medical OEM and ET customers primarily in the In Vitro Diagnostic and Therapeutic Device segments of the Medical Device market space.

Electronic Manufacturing Services (“EMS”) operations are comprised of contract manufacturing, assembly, design, preproduction, prototyping and/or box build assembly for customers supporting the industrial, security sensing, medical, aerospace, defense, energy and telecommunications markets. These assemblies include flight control systems, fuel control systems for aerospace, medical diagnostics systems, security systems, detection systems, lighting and defense. Assemblies provided to this group’s customers are state-of-the-art electronics, complex and legacy products (circuit card assemblies) and/or electromechanical assemblies in support of their products. EMS provides to its customers support services that include engineering services, design, material management, obsolescence analysis and management, documentation development, and process improvement. The segment strives to exceed customer’s expectations of low cost and delivery performance. The common elements generally shared by EMS customers that produce the aforementioned products is the expectation of compliance to market quality certifications coupled with component cost reduction and continuous process improvements.

Defense & Security Systems (“DSS”) operations are comprised of design, development and production of products for a number of technologically significant programs aimed at fulfilling defense and commercial needs. Specializing in the development and production of complex electromechanical equipment, Sparton designs and manufactures sonobuoys, an anti-submarine warfare (“ASW”) device used by the U.S. Navy and foreign governments. This business unit also performs an engineering development function for the United States military and prime defense contractors on advanced technologies targeted as future defense products as well as replacement of current systems. The sonobuoy product line is built to the customer’s demanding specifications. These products are ITAR restricted, which limits opportunities for competition.

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

Other risks and uncertainties that may affect our operations, performance, growth forecasts and business results include, but are not limited to, timing and fluctuations in U.S. and/or world economies, sharp volatility of world financial markets over a short period of time, competition in the overall contract manufacturing business, availability of production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, foreign currency exchange rate risk, uncertainties associated with the outcome of litigation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation, customer labor and work strikes, and uncertainties related to defects discovered in certain of the Company’s aerospace circuit boards. Further risk factors are the availability and cost of materials, as well as non-cancelable purchase orders we have committed to in relation to customer forecasts that can be subject to change. A number of events can impact these risks and uncertainties, including potential escalating utility and other related costs due to natural disasters, as well as political uncertainties such as the conflicts in Iraq and Afghanistan. The Company has encountered availability and extended lead time issues on some electronic components due to strong market demand; this resulted in higher prices and/or late deliveries. In addition, some electronics components used in production are available from a limited number of suppliers, or a single supplier, which may affect availability and/or pricing. Additionally, the timing of sonobuoy sales to the U.S. Navy is dependent upon access to the test range and successful passage of product tests performed by the U.S. Navy. Reduced governmental budgets have made access to the test range less predictable and less frequent than in the past. Additional risk factors that have arisen more recently include dependence on key personnel, recent volatility in the stock markets and the impact on the Company’s pension plan. Finally, the Sarbanes-Oxley Act of 2002, and more recently the Frank-Dodd Act have required or will require changes in, and formalization of, some of the Company’s corporate governance and compliance practices. The SEC and the New York Stock Exchange also passed rules and regulations requiring additional compliance activities. Compliance with these rules has increased administrative costs and may increase these costs further in the future. A further discussion of the Company’s risk factors is included in Part I, Item 1(a), “Risk Factors”, of this Annual Report on Form 10-K. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.

Recent Development

On August 6, 2010, the Company completed the acquisition of certain assets related to the contract manufacturing business of Delphi Medical Systems, LLC (“Delphi Medical”). The purchase price of $8.0 million is subject to final inventory and assumed employee accrual adjustments and was financed entirely through the use of Company cash. The acquired business, which will be part of the Company’s Medical segment, is expected to add $32 million in projected annual revenue from a new and diversified customer base and will provide Sparton with a geographic presence in the western United States. Delphi Medical primarily manufactures OEM medical devices including blood separation equipment, spinal surgery products and 3-D eye mapping devices. It also provides engineering and manufacturing support to a market-leading environmental sensor company whose markets include meteorology, weather critical operations and controlled environment applications. The initial accounting for the acquisition is not complete pending detailed analyses of the facts and circumstances that existed as of the acquisition date.

Consolidated Results of Operations

Summary

The major elements affecting net income (loss) for the year ended June 30, 2010 as compared to the year ended June 30, 2009 were as follows (in millions):

Net loss fiscal 2009		$(15.8)
Increased gross profit on DSS programs	$9.2
Increased gross profit on Medical programs	0.8
Increased gross profit on EMS programs	0.7
Decreased selling and administrative expenses	0.6
Decreased restructuring/impairment charges	2.9
Gain on sale of property, plant and equipment	3.1
Decreased Canadian translation adjustment	1.5
Increased tax benefit	3.7
Other, net	0.7

Net change		23.2

Net income fiscal 2010		$7.4

Fiscal 2010 was impacted by:

•

Increased gross profit on DSS programs due to a greater mix of products sold to foreign governments, successful lot acceptance resulting in minimal rework costs, manufacturing cost structure improvements and an overall increase in sales volume.

•	Increased gross profit on Medical programs due to favorable material costs, improved pricing and facility consolidation.

•

Increased gross profit on EMS programs due mainly to cost savings related to plant closures and consolidations as well as to the termination of certain unprofitable customer contracts, partially offset by a significant decrease in sales volume.

•	Decreased selling and administrative expenses due to closure of several production facilities and other cost reduction actions implemented in fiscal 2009.

•	Restructuring/impairment charges of approximately $4.1 million in fiscal 2010 compared to $7.0 million in the prior period.

•	Increased income tax benefit related to a change in tax carryback regulations.

Presented below are more detailed comparative data and discussions regarding our consolidated and reportable segment results of operations for the year ended June 30, 2010 compared to the year ended June 30, 2009 and the year ended June 30, 2009 compared to the year ended June 30, 2008.

For the Year ended June 30, 2010 compared to the Year ended June 30, 2009

The following table presents consolidated statement of operations data as a percentage of net sales for the years ended June 30, 2010 and 2009:

	2010	2009
Net sales	100.0%	100.0%
Cost of goods sold	84.7	92.8

Gross profit	15.3	7.2
Selling and administrative expenses	10.5	8.5
Restructuring/impairment charges	2.3	3.2
Gain on sale of property, plant and equipment	(1.8)	—
Other operating expense	1.0	0.6

Operating income (loss)	3.3	(5.1)
Other expense, net	(0.1)	(1.2)

Income (loss) before income taxes	3.2	(6.3)
Provision for (benefit from) income taxes	(1.1)	0.8

Net income (loss)	4.3%	(7.1)%

The following table presents net sales by reportable segment for the years ended June 30, 2010 and 2009 (in thousands):

	2010		2009
	Total	% of Total	Total	% of Total	% Change
SEGMENT
Medical	$64,424	37%	$64,393	29%	0%
EMS	57,423	33	127,002	57	(55)
DSS	63,853	37	42,289	19	51
Eliminations	(11,723)	(7)	(11,813)	(5)	(1)

Totals	$173,977	100%	$221,871	100%	(22)

The following table presents gross profit and gross profit as a percent of net sales by reportable segment for the years ended June 30, 2010 and 2009 (in thousands):

	2010		2009
	Total	GP%	Total	GP%
SEGMENT
Medical	$8,603	13%	$7,793	12%
EMS	2,133	4	1,448	1
DSS	15,847	25	6,645	16

Totals	$26,583	15	$15,886	7

Medical

Medical sales remained consistent in the year ended June 30, 2010 as compared with the prior year, reflecting increases and decreases in volume from various customers. The year over year results reflect increased sales volume to one customer of $3.6 million, as it increased sales on new products. In addition, another customer contributed $1.7 million of sales above the same period in the prior year, as it acquired product and resumed production from a developer that was in bankruptcy during fiscal 2009. Sales volume to a third customer contributed $2.6 million of the increase over the prior year as its product received FDA approval. Offsetting these year over year increases, sales to two customers decreased by $2.6 million and $2.7 million, respectively, reflecting customer disengagements in fiscal 2009 and fiscal 2010, respectively. Several other customers in the aggregate accounted for the remaining sales variance. Siemens Diagnostics contributed 21% and 17% of consolidated Company net sales during the years ended June 30, 2010 and 2009, respectively. Medical backlog was approximately $14.0 million at June 30, 2010. Commercial orders, in general, may be rescheduled or cancelled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the June 30, 2010 Medical backlog is currently expected to be realized in the next 12 months.

Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and costs associated with new program introduction. The gross profit percentage on Medical sales increased to 13% from 12% for the years ended June 30, 2010 and 2009, respectively. This improvement in margins on Medical sales was due in part to favorable product mix and increased manufacturing efficiencies resulting from continued implementation of Lean Enterprise. In addition, changes from the recent consolidation of manufacturing operations allowed for the realization of greater operating efficiencies.

EMS

EMS sales for the year ended June 30, 2010 decreased approximately $69.6 million as compared with the prior year. This decrease reflects decreased sales to four customers, whose combined decrease totaled approximately $62.0 million for the year. Sparton disengaged with two of these customers as of June 30, 2009. Sparton completed its disengagement with a third customer, Honeywell, during the three months ended December 31, 2009. Honeywell contributed 2% and 19% of consolidated Company net sales during the years ended June 30, 2010 and 2009, respectively. The decrease in sales to the fourth customer reflects the loss of certain programs with this customer. Partially offsetting these decreases, sales to another customer, Goodrich, increased by approximately $4.4 million. Goodrich contributed 13% and 8% of consolidated Company net sales during the years ended June 30, 2010 and 2009, respectively. Several other customers in the aggregate accounted for the remaining sales variance. EMS sales include intercompany sales resulting primarily from the production of circuit boards that are then utilized in DSS product sales. These intercompany sales are eliminated in consolidation. EMS backlog was approximately $29.1 million at June 30, 2010. Commercial orders, in general, may be rescheduled or cancelled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the June 30, 2010 EMS backlog is currently expected to be realized in the next 12 months.

The gross profit percentage on EMS sales increased to 4% from 1% for the years ended June 30, 2010 and 2009, respectively. The improvement in gross profit was mainly attributable to the reduced overhead costs, including lower pension costs, associated with the plant closings and the consolidation of EMS operations, as well as to the termination of certain unprofitable customer contracts, partially offset by the overall decrease in sales volume. Margin was also favorably impacted by improved performance and price increases to certain customers. Plant closures and restructuring activities are discussed further in Note 13, Restructuring Activities, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K.

DSS

DSS sales for the year ended June 30, 2010 were significantly above the prior fiscal year, showing an increase of $21.6 million, reflecting higher U.S. Navy product volume due to successful sonobuoy lot acceptance testing as well as an increase in the awarded annual Navy contracts in production and reflecting increased sonobuoy sales to foreign governments in the current fiscal year. Increased engineering sales revenue also contributed to the increase. Total sales to the U.S. Navy in the years ended June 30, 2010 and 2009 was approximately $48.3 million and $30.7 million, or 28% and 14%, respectively, of consolidated Company net sales for those periods. Sonobuoy sales to foreign governments were $13.9 million and $10.8 million in the years ended June 30, 2010 and 2009, respectively. DSS backlog was approximately $69.6 million at June 30, 2010. A majority of the June 30, 2010 DSS backlog is currently expected to be realized within the next 12 to 16 months.

The gross profit percentage on DSS sales increased to 25% from 16% for the years ended June 30, 2010 and 2009, respectively. The improvement in gross margin reflects increased foreign sonobuoy sales which generated increased margins due to an improved pricing structure. Additionally, gross profit percentage was favorably affected by incurrence of minimal rework costs as a result of successful sonobuoy drop tests in the current year, reflecting improvement in production efficiency and the Company’s continued implementation of Lean Enterprise. Margin was also positively impacted by a significant increase in overall sales volume from the prior year.

The following table presents operating income (loss) and operating income (loss) as a percent of net sales for the years ended June 30, 2010 and 2009 (in thousands):

	2010		2009
	Total	% of Sales	Total	% of Sales
SEGMENT
Medical	$4,600	7%	$3,731	6%
EMS	(2,150)	(4)	(9,893)	(8)
DSS	13,150	21	4,093	10
Other unallocated	(9,878)	—	(9,188)	—

Totals	$5,722	3	$(11,257)	(5)

Segmented operating income (loss) includes both direct segment selling and administrative expenses as well as an allocation of certain corporate selling and administrative expenses. On a consolidated basis, selling and administrative expenses for the year ended June 30, 2010 decreased by approximately $0.6 million, compared to the prior year, reflecting decreased costs resulting from facility closings and cost reduction activities, legal fees in fiscal 2009 related to Electropac litigation, partially offset by increased expenses related to the Company’s short-term incentive plan and stock-based compensation.

Other operating expenses were $1.2 million and $0.8 million for the years ended June 30, 2010 and 2009, respectively. Expenses in both years primarily represent ongoing carrying costs for facilities held for sale, which are expected to decrease in future periods with the sale of the Jackson, Michigan and London, Ontario, Canada facilities in June 2010.

Restructuring/impairment charges were $4.1 million and $7.0 million for the years ended June 30, 2010 and 2009, respectively, of which $1.0 million and $6.0 million were included in the EMS operating results for those periods. For a further discussion of the restructuring activity see Note 13, Restructuring Activities, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K.

Gain on sale of property plant and equipment for the year ended June 30, 2010 reflects the gain on sale of our Coors Road property. See Note 4, Property, Plant and Equipment, Net, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K for a further discussion of this sale.

Interest expense consists of interest and fees on our outstanding debt and revolving credit facility (see Note 6, Debt, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K), including amortization of deferred financing costs. Interest expense was $0.8 million for the year ended June 30, 2010 compared to $1.6 million for the year ended June 30, 2009. The decrease primarily reflects the repayment of the Company’s line-of-credit and bank term debt with available cash on August 14, 2009.

The fiscal 2010 year reflects a gain on sale of investment of $0.2 million from the sale of part of the Company’s interest in Cybernet Systems Corporation (“Cybernet”). See Note 2, Summary of Significant Accounting Policies, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K for a further discussion of this sale. Translation adjustments, not related to cost of goods sold, along with gains and losses from foreign currency transactions, in the aggregate, amounted to losses of $23 thousand and $1.5 million for the years ended June 30, 2010 and 2009, respectively. The Canadian dollar experienced significant volatility against the U.S. dollar during the year ended June 30, 2009. With the closure of the Canadian facility, however, the impact in fiscal 2010 has not been significant and it is anticipated that future periods will not be significant. Other income was $0.4 million for each of the years ended June 30, 2010 and 2009.

The Company is responsible for income taxes within each jurisdiction in which it operates. The Company recorded an income tax benefit of approximately $1.9 million for the year ended June 30, 2010, compared to expense of $1.8 million for the prior year. The fiscal 2010 benefit reflects the release of $2.3 million of deferred tax asset valuation allowance in relation to recent tax regulation changes related to carryback provisions. See Note 7, Income Taxes, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K for a further discussion of income taxes.

Due to the factors described above, the Company reported net income of $7.4 million ($0.75 per share, basic and diluted) for the year ended June 30, 2010, compared to a net loss of $15.8 million ($(1.61) per share, basic and diluted) for fiscal 2009.

For the Year ended June 30, 2009 compared to the Year ended June 30, 2008

The following table presents consolidated statement of operations data as a percentage of net sales for the years ended June 30, 2009 and 2008:

	2009	2008
Net sales	100.0%	100.0%
Cost of goods sold	92.8	95.0

Gross profit	7.2	5.0
Selling and administrative expenses	8.5	8.3
Restructuring/impairment charges	3.2	0.1
Gain on sale of property, plant and equipment	—	(0.4)
Other operating expense	0.6	0.2

Operating loss	(5.1)	(3.2)
Other expense, net	(1.2)	(0.3)

Loss before income taxes	(6.3)	(3.5)
Provision for income taxes	0.8	2.2

Net loss	(7.1)%	(5.7)%

The following table presents net sales for the years ended June 30, 2009 and 2008 (in thousands):

	2009		2008
	Total	% of Total	Total	% of Total	% Change
SEGMENT
Medical	$64,393	29%	$66,212	29%	(3)%
EMS	127,002	57	126,988	55	0
DSS	42,289	19	48,691	21	(13)
Eliminations	(11,813)	(5)	(12,085)	(5)	(2)

Totals	$221,871	100%	$229,806	100%	(3)

The following table presents gross profit and gross profit as a percent of net sales for the years ended June 30, 2009 and 2008 (in thousands):

	2009		2008
	Total	GP%	Total	GP%
SEGMENT
Medical	$7,793	12%	$7,843	12%
EMS	1,448	1	(1,230)	(1)
DSS	6,645	16	4,977	10

Totals	$15,886	7	$11,590	5

Medical

Medical sales decreased approximately $1.8 million in the year ended June 30, 2009 as compared with the prior year. This decrease in sales reflects decreased sales volume to one customer of $1.8 million, as it disengaged during fiscal 2009. Several other customers experienced smaller increases and decreases in volume which in the aggregate netted to a nominal sales variance. Siemens Diagnostics contributed 17% and 16% of consolidated Company net sales during years ended June 30, 2009 and 2008, respectively.

Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and costs associated with new program introduction. The gross profit percentage on Medical sales remained consistent at 12% for the both years ended June 30, 2009 and 2008.

EMS

EMS sales for the year ended June 30, 2009 remained consistent with those of the prior year, reflecting increases and decreases in volume from certain customers. The year over year results reflect increased sales to two customers, whose combined increase totaled approximately $14.3 million for the year as these customers added product volume. Partially offsetting these increases, sales to another customer decreased approximately $11.1 million as Sparton disengaged with this Company during fiscal 2009. Several other customers in the aggregate accounted for the remaining sales variance. One customer, Honeywell, contributed 19% and 17% of consolidated Company net sales during the years ended June 30, 2009 and 2008, respectively.

The gross profit on EMS sales was approximately $1.4 million, or 1% of sales, for the year ended June 30, 2009 compared to a gross loss of approximately $1.2 million, or (1)% of sales, for the year ended June 30, 2008. Included in the results for fiscal 2008 was a $1.6 million write-off of inventory, previously carried as a deferred asset, due to an adverse result of Sparton initiated litigation attempting to recover certain unreimbursed costs in relation to two prior manufacturing relationships. Also reflected in fiscal 2008 margin is the establishment of a $0.8 million reserve against deferred costs relating to defective boards received from a supplier in a previous year, for which Sparton sought recovery. The improvement in gross profit additionally reflected the reduced overhead costs associated with the closing of our Albuquerque, New Mexico plant and the impact of improved performance and price increases to certain customers, including Honeywell. Plant closures and restructuring activities are discussed further in Note 13, Restructuring Activities, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K. Partially offsetting these improvements in gross margin was increased pension expense of $1.1 million, primarily related to plan curtailment and lump-sum settlement charges recognized in fiscal 2009.

DSS

DSS sales for the year ended June 30, 2009 were below the prior fiscal year, showing a decrease of $6.4 million, reflecting lower U.S. Navy product volume, offset by increased sonobuoy sales to foreign governments and increased engineering sales revenue in the 2009 fiscal year. Total sales to the U.S. Navy in the years ended June 30, 2009 and 2008 was approximately $30.7 million and $41.1 million, or 14% and 18%, respectively, of consolidated company net sales for those periods. Sonobuoy sales to foreign governments were $10.8 million and $6.4 million in the years ended June 30, 2009 and 2008, respectively.

The gross profit percentage on DSS sales increased to 16% from 10% for the years ended June 30, 2009 and 2008, respectively. Gross margin improvement was primarily driven by reduced rework costs as a result of improved sonobuoy lot acceptance test success and from cost savings realized from the vigorous initial pursuit of Lean Enterprise by the business unit. Offsetting these positive trends, profit margin was negatively impacted by increased pension costs and a reduction in overall sales volume in fiscal 2009 as compared to the prior year.

The following table presents operating income (loss) and operating income (loss) as a percent of net sales for the years ended June 30, 2009 and 2008 (in thousands):

	2009		2008
	Total	% of Sales	Total	% of Sales
SEGMENT
Medical	$3,731	6%	$3,789	6%
EMS	(9,893)	(8)	(6,817)	(5)
DSS	4,093	10	1,778	4
Other unallocated	(9,188)	—	(5,953)	—

Totals	$(11,257)	(5)	$(7,203)	(3)

Segmented operating income (loss) includes both direct segment selling and administrative expenses as well as an allocation of certain corporate selling and administrative expenses. On a consolidated basis, selling and administrative expenses for the year ended June 30, 2009 remained relatively flat compared to the prior year, reflecting increased consulting fees relating to improving operational efficiencies and the hiring of personnel, increased pension costs and increased costs related to a trial at that time. These increased expenses were offset by decreased expenses primarily at two facilities. The Company’s Albuquerque, New Mexico facility was closed in October 2008, decreasing that location’s selling and administrative expense. In addition, a second facility incurred increased costs in the prior fiscal year related to support and start up activity of new customers, which activity was not incurred to the same level in fiscal 2009.

During fiscal 2009 the Company initiated a restructuring plan, which activities resulted in charges of $7.0 million primarily in the fourth quarter of the fiscal year. For a further discussion of the restructuring activities and expense components see Note 13, Restructuring Activities, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K.

Net gain on sale of property, plant and equipment in fiscal 2008 primarily reflects the approximate $0.9 million gain on sale of a Company facility located in Deming, New Mexico.

Other operating expenses for the year ended June 30, 2009 of $0.8 million primarily represent ongoing carrying costs for a facility held for sale.

Interest expense consists of interest and fees on our outstanding debt and revolving credit facility (see Note 6, Debt, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K). Interest expense was $1.6 million for the year ended June 30, 2009 compared to $1.2 million for the year ended June 30, 2008. The increase primarily reflects increased borrowings on the revolving credit facility.

Equity income (loss) in investment represents the Company’s share of equity in the earnings of its 14% investment in Cybernet. During fiscal year 2010, the Company sold a portion of this investment and concurrently switched to the cost method of accounting for its remaining investment in Cybernet (see Note 2, Summary of Significant Accounting Policies, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K for a further discussion of this sale). Equity investment loss was approximately $0.1 million and $0.3 million in fiscal 2009 and 2008, respectively.

Translation adjustments, not related to costs of goods sold, along with gains and losses from foreign currency transactions, in the aggregate, amounted to loss of approximately $1.5 million for the year ended June 30, 2009 compared to a gain of approximately $0.3 million for the year ended June 30, 2008. The Canadian dollar experienced significant volatility against the U.S. dollar during the year ended June 30, 2009.

The Company is responsible for income taxes within each jurisdiction in which it operates. The Company recorded an income tax expense of approximately $1.8 million for the year ended June 30, 2009, compared to expense of $5.2 million for the prior year. The Company’s effective tax rate (benefit) for fiscal 2009 was 12.8% compared to the statutory U.S. federal tax rate which is a benefit of (34%). The significant change in the effective tax rate was principally due to the additional valuation allowance of approximately $6.5 million recorded in fiscal 2009. This valuation allowance was established against the Company’s deferred tax assets, whose realization at that time was uncertain. A complete discussion of the elements of the income tax provision is contained in Note 7, Income Taxes, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K.

Due to the factors described above, the Company reported a net loss of $15.8 million ($(1.61) per share, basic and diluted) for the year ended June 30, 2009, compared to a net loss of $13.1 million ($(1.34) per share, basic and diluted) for fiscal 2008.

Liquidity and Capital Resources

During fiscal 2010 and 2009, the Company generated $19.9 million and $38.3 million, respectively, of operating cash flows, primarily due to reductions in inventory levels and certain DSS contracts allowing for billings to occur when certain milestones under the applicable program are reached, independent of the amount expended by Sparton as of such date. These advance billings reduce the amount of cash that would otherwise be required during the performance of these contracts. As of June 30, 2010 and 2009, $21.6 million and $25.1 million, respectively, of billings in excess of costs were received. The Company currently expects to meet its liquidity needs through a combination of sources including, but not limited to, operations, existing cash balances, its revolving line-of-credit, anticipated continuation of interim billings on certain DSS contracts, the potential proceeds from sale of our remaining closed facility, and continued improvement in inventory management. It is currently anticipated that usage of the line-of-credit and interim government billings will continue to be a component in providing Sparton’s working capital. With the above sources providing the expected cash flows, the Company currently believes that it will have sufficient liquidity for our anticipated needs over the next 12 months, but no assurances regarding liquidity can be made.

Operating activities provided $19.9 million and $38.3 million of net cash flows in fiscal 2010 and 2009, respectively, and used $8.9 million of net cash flows in fiscal 2008. Excluding changes in working capital, operating activities provided $10.2 million in fiscal 2010 and used $6.8 million and $3.3 million in fiscal 2009 and 2008, respectively, reflecting the Company’s relative operating performance during those years and for fiscal 2010 additionally reflecting income taxes recovered from net operating loss carrybacks. Working capital provided $9.6 million and $45.1 million of net cash flows in fiscal 2010 and 2009, respectively, and used $5.6 million in fiscal 2008. Fiscal 2010 working capital related cash flows reflect reduced working capital requirements related to lower sales volumes due to customer disengagements, the closing of facilities and the Company’s continued inventory management efforts, offset by the funding of production related to U.S. Navy contracts during the year in excess of advance billings received as well as cash outlays relating to restructuring activities and a pension contribution made in the first quarter of fiscal 2010. Fiscal 2009 working capital related cash flows primarily reflect a decrease in inventories, primarily due to the Company’s focus on reducing the level of inventory carried and certain customer disengagements, as well as a cash receipts from U.S. Government interim billings in excess of production costs. Fiscal 2008 working capital related cash flows primarily reflect increased working capital requirements to support overall higher sales volumes, including new job starts. Additionally, delays in some customer schedules contributed to higher inventory funding requirements during fiscal 2008.

Cash flows used in investing activities in fiscal 2010, 2009 and 2008 totaled $3.6 million, $2.2 million and $0.7 million, respectively. Fiscal 2010 reflects the utilization of $3.1 million to establish a trust, the Sparton Corporation Financial Assurance Trust, related to environmental remediation activities at one of Sparton’s former facilities. The funds are held in Sparton’s name and are invested with Sparton receiving the benefit of the investment return. Investment returns on the funds during the year ended June 30, 2010 totaled approximately $0.1 million. These funds are available for use to satisfy the $4.5 million of expected remediation liability reflected in the June 30, 2010 balance sheet. The Company expects to be able to dissolve the trust in fiscal 2011. For further discussion of this remediation activity, see “Part I, Item 3. Legal Proceedings.” All three fiscal years reflect the payment of contingent purchase consideration to the prior owners of Astro Instrumentation, LLC (“Astro”). Capital expenditures for the years ended June 30, 2010, 2009 and 2008 were $1.5 million, $1.2 million and $1.3 million, respectively. Fiscal 2010 reflects approximately $3.1 million in proceeds from the sale of property, plant and equipment in relation to the closings and sales of its Jackson, Michigan and London, Ontario, Canada facilities and the long-term lease of its Coors Road property in Albuquerque, New Mexico. Fiscal 2008 investing activities reflect proceeds from the sale of the Company’s Deming, New Mexico facility. In addition, fiscal 2010 reflects the proceeds from the sale of a portion of its interest in Cybernet totaling approximately $0.5 million.

Cash flows used in financing activities in fiscal 2010 and 2009 totaled $21.9 million and $2.7 million, respectively. In fiscal 2008, financing activities provided cash flows of $8.6 million. The primary uses of cash from financing activities in fiscal 2010, 2009 and 2008 were the repayment of debt. Fiscal 2010 and 2009 also reflects the payment of financing fees related to the Company’s new revolving credit facility. The primary source of cash from financing activities in fiscal 2009 and 2008 was from increased borrowings on the Company’s bank line-of-credit facility. In the year ended June 30, 2010, the Company paid off the existing balance on its line-of-credit facility totaling $15.5 million, and the $3.4 million remaining balance on its term loan, with National City Bank.

As of June 30, 2010, the Company’s bank line-of-credit facility totaled $20.0 million, subject to certain collateral restrictions and reserves, with no borrowings against the available funds. This bank debt is subject to certain customary covenants which were met at June 30, 2010. The maturity date for this line-of-credit is August 14, 2012. The Company also has approximately $1.9 million of industrial revenue bonds outstanding at June 30, 2010. See Note 6, Debt, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K for a further discussion of the Company’s debt.

During fiscal 2009, management initiated a full evaluation of the Company’s operations and long-term business strategy. As a result, in the third fiscal quarter, management began to implement a formal turnaround plan focused on returning Sparton to profitability and the assurance of the Company’s viability. These measures have been designed to reduce operating costs, increase efficiencies, and improve our competitive position in response to excess capacity, the prevailing economy and the need to optimize manufacturing resources. These restructuring activities included, among other actions, plant consolidation and closures, workforce reductions, customer contract disengagements, and changes in employee pension and health care benefits. These restructuring activities are substantially completed as of June 30, 2010. The Company does not expect to incur additional costs related to restructuring activities, but has remaining restructuring related cash payments of approximately $0.2 million to be made in the first quarter of fiscal 2011.

On August 6, 2010, the Company completed the acquisition of certain assets related to the contract manufacturing business of Delphi Medical. The purchase price of $8.0 million is subject to final inventory and assumed employee accrual adjustments and was financed entirely through the use of Company cash.

Commitments and Contingencies

Please see “Part I, Item 3. Legal Proceedings” for a discussion regarding our commitments and contingencies.

Contractual Obligations

Future minimum contractual cash obligations for the next five years and in the aggregate at June 30, 2010, are as follows (dollars in thousands):

	Payments Due By Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Contractual obligations:
Debt	$2,029	$130	$276	$302	$1,321
Cash interest (1)	744	106	192	163	283
Operating leases (2)	3,970	1,954	1,741	275	—
Environmental liabilities	4,538	505	587	622	2,824
Pension contributions	3,119	1,139	720	707	553
Non-cancelable purchase orders	16,617	16,617	—	—	—

Total	$31,017	$20,451	$3,516	$2,069	$4,981

(1)	Cash interest reflects interest payments on our Industrial Revenue Bonds discussed below.
(2)	Does not include payments due under renewals to the original lease terms.

Debt — Our debt currently consists of Ohio State Economic Development Revenue Bonds, series 2002-4 (“Industrial Revenue Bonds”). These bonds have interest rates which vary, dependent on the maturity date of the bonds ranging from 5.00% to 5.45%. The bonds carry certain sinking fund requirements generally obligating the Company to deposit funds into a sinking fund. The sinking fund requires the Company to make monthly deposits of one twelfth of the annual obligation plus accrued interest. The Company also has an irrevocable letter of credit in the amount of approximately $0.3 million, which is renewable annually, to secure repayment of a portion of the bonds.

We also have a revolving line of credit which we currently have not drawn upon. see Note 6, Debt, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K of this report for a further discussion of this line of credit.

Operating leases — see Note 9, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K for further discussion of operating leases.

Environmental liabilities — see Note 9, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K of this report for a description of the accrual for environmental remediation. Of the $4.5 million total, $0.5 million is classified as a current liability and $4.0 million is classified as a long-term liability, both of which are included on the balance sheet as of June 30, 2010.

Pension liability — see Note 8, Employee Retirement Benefit Plans, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K of this report for additional pension information.

Non-cancelable purchase orders — Binding orders the Company has placed with suppliers that are subject to quality and performance requirements.

Off-Balance Sheet Arrangements

The Company has standby letters of credit outstanding of approximately $0.5 million at June 30, 2010, principally to support the Industrial Revenue bonds assumed from Astro and an operating lease agreement. Approximately $0.3 million is a letter of credit related to the Industrial Revenue bonds discussed above. Other than these standby letters of credit and the operating lease commitments included above, we have no off-balance sheet arrangements that would have a current or future material effect on our financial condition, changes in financial condition, revenue, expense, results of operations, liquidity, capital expenditures or capital resources.

Inflation

We believe that inflation has not had a significant impact in the past and is not likely to have a significant impact in the foreseeable future on our results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, judgments and assumptions that affect the amounts reported as assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are regularly evaluated and are based on historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The Company believes that of its significant accounting policies discussed in Note 2 to the Consolidated Financial Statements,

which is included in Item 8, the following involve a higher degree of judgment and complexity. Senior management has reviewed these critical accounting policies and related disclosures with the audit committee of Sparton’s Board of Directors.

Environmental Contingencies

One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been the subject of ongoing investigations and remediation efforts conducted with the EPA under the Resource Conservation and Recovery Act (“RCRA”). As discussed in Note 9, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K, Sparton has accrued its estimate of the minimum future non-discounted financial liability. The estimate was developed using existing technology and excludes legal and related consulting costs. The minimum cost estimate includes equipment, operating and monitoring costs for both onsite and offsite remediation. Sparton recognizes legal and consulting services in the periods incurred and reviews its EPA accrual activity quarterly. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes in these estimates.

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

The Company regularly reviews raw material inventories by customer for both excess and obsolete quantities, with adjustments made accordingly. As of June 30, 2010 and 2009, the valuation allowances totaled approximately $2.2 million and $3.7 million, respectively. Wherever possible, the Company attempts to recover its full cost of excess and obsolete inventories from customers or, in some cases, through other markets. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income and a valuation allowance is established for the difference between the carrying cost and the estimated realizable amount. Conversely, should the disposition of adjusted excess and obsolete inventories result in recoveries in excess of these reduced carrying values, the remaining portion of the valuation allowances are reversed and taken into income when such determinations are made. It is possible that the Company’s financial position, results of operations and cash flows could be materially affected by changes to inventory valuation allowances for commercial customer excess and obsolete inventories.

Allowance for Probable Losses on Receivables

The accounts receivable balance is recorded net of allowances for amounts not expected to be collected from customers. The allowance is estimated based on historical experience of write-offs, the level of past due amounts, information known about specific customers with respect to their ability to make payments, and future expectations of conditions that might impact the collectability of accounts. Accounts receivable are generally due under normal trade terms for the industry. Credit is granted, and credit evaluations are periodically performed, based on a customer’s financial condition and other factors. Although the Company does not generally require collateral, cash in advance or letters of credit may be required from customers in certain circumstances, including some foreign customers. When management determines that it is probable that an account will not be collected, it is charged against the allowance for probable losses. The Company reviews the adequacy of its allowance monthly. The allowance for doubtful accounts considered necessary was approximately $0.5 million both at June 30, 2010 and 2009. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Given the Company’s significant balance of government receivables and letters of credit from foreign customers, collection risk is considered minimal. Historically, uncollectible accounts have generally been insignificant, have generally not exceeded management’s expectations, and the allowance is deemed adequate.

Pension Obligations

The Company calculates the cost of providing pension benefits under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 715, “Compensation — Retirement Benefits”, (“ASC Topic 715”). The key assumptions required within the provisions of ASC Topic 715 are used in making these calculations. The most significant of these assumptions are the discount rate used to value the future obligations and the expected return on pension plan assets. The discount rate is consistent with market interest rates on high-quality, fixed income investments. The expected return on assets is based on long-term returns and assets held by the plan, which is influenced by historical averages. If actual interest rates and returns on plan assets materially differ from the assumptions, future adjustments to the financial statements would be required. While changes in these assumptions can have a significant effect on the pension benefit obligation and the unrecognized gain or loss accounts disclosed in the Notes to the Consolidated Financial Statements, the effect of changes in these assumptions is not expected to have the same relative effect on net periodic pension expense in the near term. While these assumptions may change in the future based on changes in long-term interest rates and market conditions, there are no known expected changes in these assumptions as of June 30, 2010. As indicated above, to the extent the assumptions differ from actual results, there would be a future impact on the financial statements. The extent to which this will result in future expense is not determinable at this time as it will depend upon a number of variables, including trends in interest rates and the actual return on plan assets. During the quarter ended June 30, 2010, the annual actuarial valuation of the pension plan was completed. Based on this valuation, net periodic pension expense prior to curtailment and settlement expenses for fiscal 2010 was calculated to be $0.5 million compared to $1.0 million for fiscal 2009.

Effective April 1, 2009, participation and the accrual of benefits in the Company’s pension plan were frozen, at which time all participants became fully vested. As a result of this freeze, an approximate $0.3 million curtailment charge was recognized during the year ended June 30, 2009, related to the acceleration of all remaining prior service costs previously being amortized over future periods. In addition, lump-sum benefit distributions during fiscal 2010 and fiscal 2009 exceeded plan service and interest costs, resulting in lump-sum settlement charges of approximately $0.8 million and $1.1 million also being recognized during the respective years. These settlement charges resulted from several business and economic factors that have affected the measurement of the plan’s projected benefit obligation in recent years, including the recent management actions described above, changes in the plan’s benefit formula, the timing of participants’ retirement, changes in assumed interest rates, variation in investment returns, and the amounts of lump-sum distributions paid. The components of net periodic pension expense are detailed in Note 8, Employee Retirement Benefit Plans, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations”. Accordingly, the Company recognizes amounts for identifiable assets acquired and liabilities assumed equal to their estimated acquisition date fair values. Transaction and integration costs associated with business combinations are expensed as incurred. Any excess of the acquisition price over the estimated fair value of net assets acquired is recorded as goodwill while any excess of the estimated fair value of net assets acquired over the acquisition price is recorded in current earnings as a gain.

The Company makes various assumptions in estimating the fair values of assets acquired and liabilities assumed. As fair value is a market-based measurement, it is determined based on the assumptions that market participants would use. The most significant assumptions typically relate to the estimated fair values of inventory and intangible assets, including customer lists and non-compete agreements. Management arrives at estimates of fair value based upon assumptions it believes to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired business and is inherently uncertain. Critical estimates in valuing certain intangible assets include but are not limited to: future expected discounted cash flows from customer relationships and contracts assuming similar product platforms and completed projects; the acquired company’s market position, as well as assumptions about the period of time the acquired customer relationships will continue to generate revenue streams; and attrition and discount rates. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results, particularly with respect to amortization periods assigned to identifiable intangible assets.

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

During the years ended June 30, 2010 and 2009, the Company recognized impairment charges of approximately $1.4 million and $2.1 million, respectively, related to the restructuring related activities, primarily related to the closures of the Company’s Jackson, Michigan, London, Ontario, Canada and Albuquerque, New Mexico facilities.

Goodwill and Customer Relationships

The Company annually reviews goodwill associated with its investments in Astro for possible impairment. This analysis may be performed more often should events or changes in circumstances indicate their carrying value may not be recoverable. The Astro impairment analysis is a two step process. In the first step, the Company compares the fair value of Astro to its carrying value. If the fair value of Astro exceeds the carrying value of the net assets assigned to the unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to Astro exceeds the fair value of Astro, then management will perform the second step of the impairment test in order to determine the implied fair value of the goodwill of Astro. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference. Additionally, the Company performs impairment testing of an amortized intangible asset whenever indicators are present that an impairment of the asset may exist. If an impairment of the asset is determined to exist, the impairment is recognized and the asset is written down to its fair value, which value then becomes the new amortizable base. Subsequent reversal of a previously recognized impairment is prohibited.

Determining the fair value of any reporting unit and intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates, operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and, if appropriate, determination of appropriate market comparables. The Company bases its fair value estimates on assumptions believed to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, the Company makes certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of the Company’s reporting units. The most recent annual goodwill impairment analysis related to the Company’s Astro investment was performed during the fourth quarter of fiscal 2010. That impairment analysis did not result in an impairment charge. The next such impairment reviews are expected to be performed in the fourth quarter of fiscal 2011.

Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our taxes in each of the jurisdictions in which we operate. This process involves management estimating the actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent recovery is not likely, we must establish a valuation allowance. Future taxable income depends on the ability to generate income in excess of allowable deductions. To the extent we establish a valuation allowance or change this allowance in a period, an expense/benefit is recorded within the tax provision in the consolidated statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance that could materially impact our financial condition and results of operations.

In addition, significant judgment and estimates would be required in determining how to account for uncertain tax positions the Company might take in the next twelve months. The Company believes its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations or cash flow. Pursuant to FASB ASC Topic 740, no liability has been recorded for uncertain tax positions.

Restructuring Accrual

During fiscal 2010 and 2009, the Company recorded restructuring accruals, principally as a result of contract termination costs, work-force reductions, plant and other facility closings, and related equipment transfers and associated activities. Generally costs associated with restructuring activities are recognized only when they are incurred rather than at the date of a commitment to an exit or disposal plan. However, in the case of leases, the expense is estimated and accrued when the property ceases to be used or is vacated. Given the significance of, and the timing of the execution of such restructuring activities, this process can involve periodic reassessments of estimates made at the time the original decisions were made. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to periodically record additional provisions or reverse a portion of such provisions.

Stock-Based Compensation

ASC Topic 718, “Share-Based Payment”, requires significant judgment and the use of estimates in the assumptions for the model used to value the share-based payment awards, including stock price volatility, and expected option terms. In addition, expected forfeiture rates for the share-based awards must be estimated. Because of our small number of option grants during our history, we are limited in our historical experience to use as a basis for these assumptions. While we believe that the assumptions and judgments used in our estimates are reasonable, actual results may differ from these estimates under different assumptions or conditions.

New Accounting Pronouncements

Effective July 1, 2009, the FASB Accounting Standards Codification became the single official source of authoritative, nongovernmental generally accepted accounting principles in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission (the “SEC”). The Company’s accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the footnotes to the Company’s consolidated financial statements have been changed to refer to the appropriate section of ASC.

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

In December 2007, the FASB issued guidance, now codified in ASC Topic 810, “Consolidation”, which clarifies that a noncontrolling or minority interest in a subsidiary is considered an ownership interest and, accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements. This new guidance, which was effective as of the first quarter of fiscal 2010, is not relevant to the Company at this time, but would become so if the Company were to enter into an applicable transaction.

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

In April 2008, the FASB issued guidance, now codified in ASC Topic 350, “Intangibles — Goodwill and Other”, which amended the factors that should be considered in developing renewal or extension assumptions integral to estimating such useful lives. This guidance is applicable to Sparton’s purchased or internally developed intangible assets acquired beginning on July 1, 2009 (fiscal 2010). Implementation of this new guidance had no significant impact on the Company’s consolidated financial statements. This guidance also requires certain disclosures relating to costs incurred to renew or extend the term of recognized intangible assets.

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

In December 2008, the FASB issued guidance, now codified in ASC Topic 715, “Compensation — Retirement Benefits”, to improve disclosures about plan assets in an employer’s defined benefit pension or other postretirement plans, including the basis for investment allocation decisions, expanded major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for a period, and significant concentrations of risk within plan assets. This new guidance is effective for Sparton’s fiscal year ended on June 30, 2010 and the new requirements have been added to Note 8, Employee Retirement Benefit Plans, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K of this report.

In May 2009, the FASB issued guidance which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is contained in ASC Topic 855, “Subsequent Events” (“ASC 855”). This guidance in ASC 855 was effective for annual or interim periods ending after June 15, 2009. The Company adopted the new provisions of ASC 855 for its fiscal year ended June 30, 2009. In February 2010, the FASB amended new guidance contained in ASC 855, to eliminate potential conflicts with certain SEC guidance. This amended guidance was effective immediately. The Company’s adoption of this guidance did not have a significant impact on the consolidated financial statements of the Company.

In August 2009, the FASB issued updated guidance, now codified in ASC 820, related to the fair value measurement of liabilities, to clarify that certain techniques must be used to measure fair value in circumstances in which a quoted price in an active market for the identical liability is not available. The updated guidance, which was effective for Sparton beginning in its second quarter of fiscal 2010, did not have any significant impact on the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manufactures its products in the United States and Vietnam. We ceased manufacturing in Canada during the fourth quarter of fiscal 2009. Sales are to the U.S. as well as other foreign markets. The Company is potentially subject to foreign currency exchange rate risk relating to intercompany activity and balances and to receipts from customers and payments to suppliers in foreign currencies. Also, adjustments related to the translation of the Company’s Canadian and Vietnamese financial statements into U.S. dollars are included in current earnings. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in the domestic and foreign markets in which the Company operates. However, minimal third party receivables and payables are denominated in foreign currency and the related market risk exposure is considered to be immaterial. Historically, foreign currency gains and losses related to intercompany activity and balances have not been significant. However, due to the greater volatility of the Canadian dollar, the impact of transaction and translation losses increased in fiscal 2009. With the closure of the Canadian facility, however, the impact in fiscal 2010 has not been significant and it is anticipated that future periods will not be significant.

The Company’s revolving credit line, if drawn upon, is subject to future interest rate fluctuations which could potentially have a negative impact on cash flows of the Company. The Company is not party to any currency exchange or interest rate protection agreements as of June 30, 2010.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements required by this item are submitted as a separate section of this Annual Report on Form 10-K. See “Index to Consolidated Financial Statements,” commencing on page F-1 hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Each of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Any internal control system, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Accordingly, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2010. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework. Based on this assessment, management believes that, as of June 30, 2010, our internal control over financial reporting was effective.

BDO USA, LLP, our independent registered public accounting firm, issued an attestation report on the effectiveness of our internal control over financial reporting. Their report appears below.

/s/ CARY B. WOOD	/s/ GREGORY A. SLOME
Cary B. Wood President and Chief Executive Officer September 8, 2010	Gregory A. Slome Senior Vice President and Chief Financial Officer September 8, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Sparton Corporation

Schaumburg, Illinois

We have audited Sparton Corporation’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sparton Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Sparton Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sparton Corporation as of June 30, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2010, and our report dated September 8, 2010 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Grand Rapids, Michigan

September 8, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Registrant — Information with respect to directors is included in the Company’s Proxy Statement under “Election of Directors” and is incorporated herein by reference. Information concerning executive officers is set forth in Part I, Item 1 of this Annual Report on Form 10-K.

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

Code of Business Conduct and Ethics — Information with respect to the Company’s Governance Guidelines and the Code of Ethics (which applies to all officers and employees of the Company) is available at the Company’s website www.sparton.com under the heading “Investor Relations”. This information is also available free of charge upon request from the Company’s Shareholder Relations department at the corporate address. The Company’s Code of Ethics as currently in effect (together with any amendments that may be adopted from time to time) is posted on the website. To the extent any waiver is granted with respect to the Code of Ethics that requires disclosure under applicable SEC rules, such waiver will also be posted on the website.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is included in the Company’s Proxy Statement under the heading “Executive Officer and Director Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information on ownership of the Company’s common stock by management and certain other beneficial owners is included under “Outstanding Stock and Voting Rights” in our proxy statement relating to our 2010 annual meeting of shareholders and is incorporated herein by reference.

The following table summarizes information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of June 30, 2010:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	269,796	$6.89	835,168
Equity compensation plans not approved by security holders	—	—	—

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is included in the Company’s Proxy Statement under the heading “Certain Relationships and Related Party Transactions” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is included in the Company’s Proxy Statement under the heading “Ratification of Appointment of Independent Auditors” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

See the Index to Consolidated Financial Statements on page F-1.

2.	Financial Statement Schedules.

See the Index to Consolidated Financial Statements on page F-1

3.	See the Exhibit Index following the financial statements.

(b)	See the Exhibit Index following the financial statements.

(c)	Financial Statement Schedules. See (a) 2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sparton Corporation

By:	/s/ CARY B. WOOD
Cary B. Wood President and Chief Executive Officer Date: September 8, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ DAVID P. MOLFENTER David P. Molfenter	Director, Chairman of the Board of Directors	September 8, 2010

/s/ CARY B. WOOD Cary B. Wood	Director, President and Chief Executive Officer (Principal Executive Officer)	September 8, 2010

/s/ JAMES D. FAST James D. Fast	Director	September 8, 2010

/s/ JOSEPH J. HARTNETT Joseph J. Hartnett	Director	September 8, 2010

/s/ WILLIAM I. NOECKER William I. Noecker	Director	September 8, 2010

/s/ DOUGLAS R. SCHRANK Douglas R. Schrank	Director	September 8, 2010

/s/ W. PETER SLUSSER W. Peter Slusser	Director	September 8, 2010

/s/ JAMES R. SWARTWOUT James R. Swartwout	Director	September 8, 2010

/s/ DR. LYNDA J.-S. YANG Dr. Lynda J.-S. Yang	Director	September 8, 2010

/s/ GREGORY A. SLOME Gregory A. Slome	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 8, 2010

SPARTON CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sparton Corporation

Schaumburg, Illinois

We have audited the accompanying consolidated balance sheets of Sparton Corporation and subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2010. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sparton Corporation and subsidiaries as of June 30, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sparton Corporation’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 8, 2010 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Grand Rapids, Michigan

September 8, 2010

SPARTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2010	June 30, 2009
Assets
Current Assets:
Cash and cash equivalents	$30,589	$36,261
Restricted cash	3,162	—
Accounts receivable, net of allowance for doubtful accounts of $532 and $534, respectively	17,967	38,163
Inventories and cost of contracts in progress, net	26,514	38,435
Income taxes receivable	296	—
Deferred income taxes	57	35
Property held for sale	3,900	5,129
Prepaid expenses and other current assets	1,449	1,992

Total current assets	83,934	120,015
Property, plant and equipment, net	8,924	9,833
Goodwill	19,141	17,694
Other intangible assets, net	4,803	5,270
Other non-current assets	3,059	2,190

Total assets	$119,861	$155,002

Liabilities and Shareholders’ Equity
Current Liabilities:
Revolving line of credit	$—	$15,500
Current portion of long-term debt	121	4,142
Accounts payable	13,045	26,418
Accrued salaries and wages	5,737	5,023
Accrued health benefits	989	1,578
Current portion of pension liability	1,139	1,097
Restructuring accrual	233	2,365
Advance billings on customer contracts	21,595	25,103
Other accrued expenses	3,345	5,891

Total current liabilities	46,204	87,117
Deferred income taxes — non-current	1,579	1,135
Pension liability — non-current portion	1,980	4,061
Long-term debt — non-current portion	1,796	3,317
Environmental remediation — non-current portion	4,033	4,477

Total liabilities	55,592	100,107

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, no par value; 200,000 shares authorized; none outstanding	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 10,200,534 and 9,951,507 shares outstanding, respectively	12,751	12,439
Capital in excess of par value	19,864	19,671
Retained earnings	35,026	27,586
Accumulated other comprehensive loss	(3,372)	(4,801)

Total shareholders’ equity	64,269	54,895

Total liabilities and shareholders’ equity	$119,861	$155,002

See Notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	For the Year Ended June 30,
	2010	2009	2008
Net sales	$173,977	$221,871	$229,806
Cost of goods sold	147,394	205,985	218,216

Gross profit	26,583	15,886	11,590

Operating Expense:
Selling and administrative expenses	18,205	18,851	19,106
Amortization of intangible assets	467	492	481
Restructuring/impairment charges	4,076	7,008	181
Gain on sale of property, plant and equipment, net	(3,119)	(10)	(977)
Other operating expenses	1,232	802	2

Total operating expense	20,861	27,143	18,793

Operating income (loss)	5,722	(11,257)	(7,203)

Other income (expense):
Interest expense	(844)	(1,568)	(1,205)
Interest income	85	28	128
Equity income (loss) in investment	30	(59)	(273)
Gain on sale of investment	201	—	—
Canadian translation adjustment	(23)	(1,483)	266
Other, net	353	373	350

Total other expense, net	(198)	(2,709)	(734)

Income (loss) before provision for (benefit from) income taxes	5,524	(13,966)	(7,937)
Provision for (benefit from) income taxes	(1,916)	1,787	5,201

Net income (loss)	$7,440	$(15,753)	$(13,138)

Income (loss) per share of common stock:
Basic	$0.75	$(1.61)	$(1.34)

Diluted	$0.75	$(1.61)	$(1.34)

Weighted average shares of common stock outstanding:
Basic	9,972,409	9,811,635	9,811,507

Diluted	9,972,409	9,811,635	9,811,507

See Notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended June 30,
	2010	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$7,440	$(15,753)	$(13,138)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,463	1,886	2,203
Deferred income tax expense	418	1,883	5,117
Equity loss (income) in investment	(30)	59	273
Pension expense	1,331	2,451	639
Stock-based compensation expense	505	196	176
Non-cash restructuring/impairment charges	2,129	2,112	—
Gain on sale of property, plant and equipment, net	(3,119)	(10)	(977)
Gain on sale of investment	(201)	—	—
Other	305	370	2,444
Changes in operating assets and liabilities:
Accounts receivable	20,196	(7,944)	(5,653)
Income taxes receivable	(296)	—	485
Inventories and cost of contracts in progress	11,921	24,838	(9,923)
Prepaid expenses and other assets	689	804	(39)
Advance billings on customer contracts	(3,508)	25,102	—
Accounts payable and accrued expenses	(19,387)	2,316	9,503

Net cash provided by (used in) operating activities	19,856	38,310	(8,890)

Cash Flows from Investing Activities:
Additional goodwill from Astro acquisition	(2,476)	(1,057)	(596)
Change in restricted cash	(3,162)	—	—
Purchases of property, plant and equipment	(1,535)	(1,227)	(1,279)
Proceeds from sale of property, plant and equipment	3,057	48	1,126
Proceeds from sale of investment	525	—	—
Other	—	4	7

Net cash used in investing activities	(3,591)	(2,232)	(742)

Cash Flows from Financing Activities:
Net short-term bank borrowings (repayments)	(15,500)	2,000	12,500
Repayments of long-term debt	(5,551)	(4,630)	(3,922)
Payment of debt financing costs	(886)	(115)	—

Net cash provided by (used in) financing activities	(21,937)	(2,745)	8,578

Net increase (decrease) in cash and cash equivalents	(5,672)	33,333	(1,054)
Cash and cash equivalents at beginning of year	36,261	2,928	3,982

Cash and cash equivalents at end of year	$30,589	$36,261	$2,928

Supplemental disclosure of cash flow information:
Cash paid for interest	$535	$1,494	$1,108

Cash paid (received) for income taxes	$(2,039)	$243	$(797)

Supplemental disclosure of non-cash investing activities:
Accrued expenses incurred for the acquisition of Astro	—	$1,029	$1,057

See Notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2007	9,811,507	$12,264	$19,474	$56,731	$(1,989)	$86,480
Stock-based compensation expense	—	—	176	—	—	176
Comprehensive loss, net of tax:
Net loss	—	—	—	(13,138)	—	(13,138)
Change in unrecognized pension costs	—	—	—	—	(2,658)	(2,658)

Comprehensive loss						(15,796)

Balance at June 30, 2008	9,811,507	12,264	19,650	43,593	(4,647)	70,860
Issuance of stock	140,000	175	(175)	—	—	—
Stock-based compensation expense	—	—	196	—	—	196
Effect of changing the pension plan measurement date, net of tax	—	—	—	(254)	(144)	(398)
Comprehensive loss, net of tax:
Net loss	—	—	—	(15,753)	—	(15,753)
Change in unrecognized pension costs	—	—	—	—	(10)	(10)

Comprehensive loss						(15,763)

Balance at June 30, 2009	9,951,507	12,439	19,671	27,586	(4,801)	54,895
Issuance of stock	249,027	312	(312)	—	—	—
Stock-based compensation expense	—	—	505	—	—	505
Comprehensive income, net of tax:
Net income	—	—	—	7,440	—	7,440
Change in unrecognized pension costs	—	—	—	—	1,429	1,429

Comprehensive income						8,869

Balance at June 30, 2010	10,200,534	$12,751	$19,864	$35,026	$(3,372)	$64,269

See Notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Business

Sparton Corporation and subsidiaries (the “Company” or “Sparton”) has been in continuous existence since 1900. It was last reorganized in 1919 as an Ohio corporation. The Company is a provider of complex and sophisticated electromechanical devices with capabilities that include concept development, industrial design, design and manufacturing engineering, production, distribution, and field service. The three primary markets the Company serves are the Medical Device (“Medical”), Defense & Security Systems (“DSS”), and Electronic Manufacturing Services (“EMS”) industries. Effective for fiscal 2010, the Company reports its operating results under these three reportable business segments. Prior to fiscal 2010, all of our operating units were aggregated into one line of business, EMS. The prior periods presented herein reflect this change to segment reporting. Financial information by segment is presented in Note 14. All of the Company’s facilities are registered to ISO standards, including 9001 or 13485, with most having additional certifications. The Company’s products and services include products for Original Equipment Manufacturers (“OEM”) and Emerging Technology (“ET”) customers that are microprocessor-based systems that include transducers, printed circuit boards and assemblies, sensors, and electromechanical components, as well as development and design engineering services relating to these product sales. Sparton also develops and manufactures sonobuoys, an anti-submarine warfare (“ASW”) device, used by the United States Navy and other free-world countries. Many of the physical and technical attributes in the production of sonobuoys are similar to those required in the production of the Company’s other electrical and electromechanical products and assemblies.

(2) Summary of Significant Accounting Policies

Basis of presentation and principles of consolidation — The consolidated financial statements include the accounts of Sparton Corporation and subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications of prior year amounts have been made to conform to the current year presentation. Subsequent events have been evaluated through the date these financial statements were issued.

Use of estimates — Management of the Company has made a number of estimates, judgments and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the dates of the consolidated balance sheets and revenue and expense during the reporting periods to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

Cash and cash equivalents — Cash and cash equivalents include cash on hand, demand deposits and money market funds with original maturities of three months or less. Cash equivalents are stated at cost which approximates fair market value.

Accounts receivable, credit practices, and allowances for doubtful accounts — Accounts receivable are customer obligations generally due under normal trade terms for the industry. Credit terms are granted and periodically revised based on evaluations of the customers’ financial condition. The Company performs ongoing credit evaluations of its customers and although the Company does not generally require collateral, letters of credit or cash advances may be required from customers in order to support accounts receivable in certain circumstances. Historically, a majority of receivables from foreign customers have been secured by letters of credit or cash advances.

The Company maintains an allowance for doubtful accounts on receivables for estimated losses resulting from the inability of its customers to make required payments. The allowance is estimated primarily based on information known about specific customers with respect to their ability to make payments, and future expectations of conditions that might impact the collectability of accounts. When management determines that it is probable that an account will not be collected, all or a portion of the amount is charged against the allowance for doubtful accounts.

Inventories and costs of contracts in progress — Inventories are valued at the lower of cost (first-in, first-out basis) or market and include costs related to long-term contracts as disclosed below. Inventories, other than contract costs, are principally raw materials and supplies.

United States Government contracts allow Sparton to submit for reimbursement interim billings, which are applied against inventories purchased and manufacturing costs incurred by the Company throughout its performance under these contracts. Inventories were reduced by interim billings to the U.S. government for costs incurred related to long-term contracts, thereby establishing inventory to which the U.S. government then has title, of approximately $7.4 million and $5.8 million, respectively, at June 30, 2010 and 2009. At June 30, 2010 and 2009, current liabilities include billings in excess of costs of $21.6 million and $25.1 million, respectively, on government contracts. As these billings are in excess of cost, there is no inventory to which the government would claim title and, therefore, no offset to inventory has been made.

Customer orders are based upon forecasted quantities of product manufactured for shipment over defined periods. Raw material inventories are purchased to fulfill these customer requirements. Within these arrangements, customer demands for products frequently change, sometimes creating excess and obsolete inventories. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income and a valuation allowance is established for the difference between the carrying cost and the estimated realizable amount. Conversely, should the disposition of adjusted excess and obsolete inventories result in recoveries in excess of these reduced carrying values, the remaining portion of the valuation allowance reserve is reversed and taken into income when such determinations are made. It is possible that the Company’s financial position and results of operations could be materially affected by changes to inventory valuation allowances for excess and obsolete inventories. These valuation allowances totaled approximately $2.2 million and $3.7 million at June 30, 2010 and 2009, respectively.

Property, plant and equipment, net — Property, plant and equipment are stated at cost less accumulated depreciation. Major improvements and upgrades are capitalized while ordinary repair and maintenance costs are expensed as incurred. Depreciation is provided over estimated useful lives on both straight-line and accelerated methods. Estimated useful lives generally range from 5 to 50 years for buildings and improvements, 3 to 16 years for machinery and equipment and 3 to 5 years for test equipment.

Other assets — Included in other current assets as of June 30, 2010 and 2009, was $0.1 million and $1.2 million, respectively, for which the Company is seeking payment from other parties, which is described in Note 9.

During the years ended June 30, 2010 and 2009, the Company deferred approximately $0.9 million and $0.1 million, respectively, of loan costs that were directly associated with the debt refinancing described in Note 6. Approximately $0.3 million of amortization of these loan costs was recognized and reported as interest expense for the year ended June 30, 2010. The remaining unamortized fees of approximately $0.7 million are included in other non-current assets on the consolidated balance sheet at June 30, 2010.

In June 1999, the Company purchased a 14% interest in Cybernet Systems Corporation (“Cybernet”), a developer of hardware, software, next-generation network computing, and robotics products. Through January 2010, the investment was accounted for under the equity method, which required the Company to record its share of Cybernet’s income or loss in Sparton’s statements of operations with a corresponding increase or decrease in the investment account on Sparton’s balance sheets. In February 2010, the Company sold approximately $0.3 million, or approximately 17%, of its interest in Cybernet, resulting in a remaining interest of less than 12%. The Company received approximately $0.5 million for this interest resulting in an approximate gain of $0.2 million during the year ended June 30, 2010. In conjunction with the sale, Sparton reassessed the accounting treatment of its remaining investment in Cybernet and concluded that, due to the change in ownership percentage and the evolution of the relationship between Sparton and Cybernet as a result of the recent change in Sparton management, it no longer is able to exercise significant influence over Cybernet. Accordingly, beginning

February 2010, the Company accounts for its investment in Cybernet under the cost method. At June 30, 2010 and 2009, the Company’s investment in Cybernet amounted to approximately $1.6 million and $1.9 million, respectively, and is included in other non-current assets on the balance sheets.

Goodwill and intangible assets — Goodwill represents the excess of purchase price over the fair value of the net assets acquired in conjunction with the Company’s purchase of Astro Instrumentation, LLC (“Astro”) in May 2006. Additional contingent cash purchase consideration was paid to the sellers of Astro over the four years following the acquisition resulting in additional goodwill. For fiscal years 2007 through 2009, the contingent consideration was earned and accrued on an annual basis with payment made in the first quarter of the subsequent year. During the third quarter of fiscal 2010, the Company entered into a mutual release and termination agreement with the former owners of Astro which provided for the early settlement of the final contingent consideration payment that was to be earned in fiscal 2010. The agreed upon final earn out payment of approximately $1.4 million resulted in additional goodwill and was paid on April 28, 2010. Goodwill is not amortized, but instead is tested for impairment, at least annually. Goodwill was reviewed for impairment during the fourth quarter of fiscal 2010. This review resulted in no impairment charge. The next review for impairment is expected to occur in the fourth quarter of fiscal 2011. The goodwill related to the acquisition of Astro is deductible for income taxes.

Intangible assets represent the values assigned to non-compete agreements and customer relationships acquired in conjunction with the Company’s purchase of Astro. These intangible assets are being amortized on a straight-line basis over 4 years and 15 years, respectively, and are reviewed for impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. Goodwill and intangible assets are included as part of the Company’s Medical segment (see Note 14).

Impairment of long-lived assets — The Company reviews long-lived assets that are not held for sale for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell and are reviewed at least quarterly. Impairment is determined by comparing the carrying value of the assets to their estimated future undiscounted cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. During the years ended June 30, 2010 and 2009, the Company recognized impairment charges of approximately $1.4 million and $2.1 million, respectively, related to restructuring activities, primarily the closures of the Company’s Albuquerque, New Mexico, Jackson, Michigan and London, Ontario, Canada facilities (see Notes 4 and 13).

Stock-based compensation — The Company measures the cost of employee and director services received in exchange for an award of equity-based securities using the fair value of the award on the date of the grant. The Company recognizes that cost over the period that the award recipient is required to provide service to the Company in exchange for the award (see Note 10).

Earnings (loss) per share — Basic earnings (loss) per share is based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable under our stock-based compensation plans and are determined using the treasury stock method. Unvested restricted stock awards, which contain non-forfeitable rights to dividends whether paid or unpaid, are included in the number of shares outstanding for both basic and diluted earnings per share calculations. In the event of a net loss, unvested restricted stock awards are excluded from the calculation of both basic and diluted loss per share.

Income taxes — The Company is required to estimate its taxes in each of the jurisdictions of operation which involves management estimating the actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Deferred income taxes are based on enacted income tax rates in effect on the dates temporary differences between the tax and accounting bases of assets and liabilities are expected to reverse and tax credit carryforwards are utilized. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent realization is not more likely than not, the Company must establish a valuation allowance. Future taxable income depends on the ability to generate income in excess of allowable deductions. To the extent the Company establishes a valuation allowance or increases this allowance in a period, an expense is recorded within the tax provision in the consolidated statements of operations. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.

Revenue recognition — The Company’s net sales are comprised primarily of product sales, with supplementary revenues earned from engineering and design services. Standard contract terms are FOB shipping point. Revenue from product sales is generally recognized upon shipment of the goods; service revenue is recognized as the service is performed or under the percentage of completion method, depending on the nature of the arrangement. Costs and fees billed under cost-reimbursement-type contracts are recorded as sales. Long-term contracts relate principally to government defense contracts. These government defense contracts are accounted for based on completed units accepted and their estimated average contract cost per unit. At June 30, 2010 and 2009, current liabilities include billings in excess of costs of $21.6 million and $25.1 million, respectively, on government contracts. Sales related to these billings are recognized based upon completed units accepted and are not recognized at the time of billings. A provision for the entire amount of a loss on a contract is charged to operations as soon as the loss is identified and the amount is reasonably determinable. Shipping and handling costs are included in cost of goods sold.

Research and development expenditures — During the fiscal years ended June 30, 2010, 2009 and 2008, the Company incurred no expenditures for research and development (“R&D”) not funded by customers. Such expenditures, if incurred, would be included in Selling and administrative expenses. Customer funded R&D costs, which are usually part of a larger production agreement, totaled approximately $10.0 million, $4.4 million and $4.6 million for the fiscal years ended June 30, 2010, 2009 and 2008, respectively, all of which relates to the Company’s DSS segment.

Fair value measurements — Fair value estimates and assumptions and methods used to estimate the fair value of the Company’s assets and liabilities are made in accordance with the requirements of the Financial Accounting Standards Board (the “FASB”), Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”).

ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: Level 1 are observable inputs such as quoted prices in active markets; Level 2 are inputs other than the quoted prices in active markets that are observable either directly or indirectly; and Level 3 are unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. As of June 30, 2010, the Company has no assets or liabilities which it measures and carries on its balance sheet at fair value on a recurring basis.

The following table presents the Company’s assets measured at fair value on a non-recurring basis as of June 30, 2010 (in thousands):

	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Impairment Recognized
Property held for sale (a)	$3,900	$—	$3,900	$—	$1,122

(a)	In accordance with ASC Topic 360, “Property, Plant and Equipment”, the Company’s Albuquerque, New Mexico property, which is held for sale, and which had a carrying value of $5,022 at June 30, 2009 was written down to its fair value less estimated cost to sell of $3,900, resulting in a $1,122 impairment charge included in Restructuring/impairment charges for the year ended June 30, 2010 (see Note 4). The fair value of the assets held for sale is based on a third party appraisal using indirect observable market data.

The Company’s long-term debt instruments, consisting of industrial revenue bonds at June 30, 2010, are carried at historical cost. As of June 30, 2010 and 2009, the fair value of the industrial revenue bonds was approximately $2.3 million and $2.4 million, respectively compared to carrying values of approximately $1.9 million and $2.0 million, respectively. These fair values were derived from discounted cash flow analyses based on the terms of the contracts and observable market data, including adjustment for nonperformance risk. At June 30, 2009, the fair values of the Company’s bank term loan and revolving line of credit carrying values approximated their fair values as interest rates on these regularly adjusted to market rates. The fair value of accounts receivable and accounts payable approximated their carrying values at both June 30, 2010 and 2009.

Market risk exposure — The Company manufactures its products in the United States and Vietnam. It ceased manufacturing in Canada during the fourth quarter of fiscal 2009. Sales of the Company’s products are in the U.S. and foreign markets. The Company is subject to foreign currency exchange rate risk relating to intercompany activity and balances and to receipts from customers and payments to suppliers in foreign currencies. Also, adjustments related to the translation of the Company’s Canadian and Vietnamese financial statements into U.S. dollars are included in current earnings. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in the domestic and foreign markets in which the Company operates. However, minimal third party receivables and payables are denominated in foreign currency and the related market risk exposure is considered to be immaterial. Historically, foreign currency gains and losses have not been significant. However, due to the greater volatility of the Canadian dollar, the impact of transaction and translation losses significantly increased in fiscal 2009. With the closure of the Canadian facility, however, the impact in fiscal 2010 has not been significant and it is anticipated that future periods will not be significant.

For purposes of translating the financial statements of the Company’s Canadian and Vietnamese operations, the U.S. dollar is considered the functional currency. Related translation adjustments, along with gains and losses from foreign currency transactions, are included in current earnings and, in the aggregate, amounted to (loss) income of approximately $(0.0) million, $(1.4) million and $0.1 million for the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

The Company currently does not have financial instruments that are subject to interest rate risk. Historically, the Company has not experienced material gains or losses due to such interest rate changes. If used, the Company’s revolving line-of-credit facility would subject the Company to interest rate risk, which would adversely impact results of operations should the interest rate significantly increase. For a further discussion on Sparton’s debt, see Note 6.

New accounting standards — Effective July 1, 2009, the FASB Accounting Standards Codification became the single official source of authoritative, nongovernmental generally accepted accounting principles in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission (the “SEC”). The Company’s accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the footnotes to the Company’s consolidated financial statements have been changed to refer to the appropriate section of ASC.

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

In December 2007, the FASB issued guidance, now codified in ASC Topic 810, “Consolidation”, which clarifies that a noncontrolling or minority interest in a subsidiary is considered an ownership interest and, accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements. This new guidance, which was effective as of the first quarter of fiscal 2010, is not relevant to the Company at this time, but would become so if the Company were to enter into an applicable transaction.

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

In December 2008, the FASB issued guidance, now codified in ASC Topic 715, “Compensation — Retirement Benefits”, to improve disclosures about plan assets in an employer’s defined benefit pension or other postretirement plans, including the basis for investment allocation decisions, expanded major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for a period, and significant concentrations of risk within plan assets. This new guidance is effective for Sparton’s fiscal year ended on June 30, 2010 and the new requirements have been added to Note 8.

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

In May 2009, the FASB issued guidance which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is contained in ASC Topic 855, “Subsequent Events” (“ASC 855”). This guidance in ASC 855 was effective for annual or interim periods ending after June 15, 2009. The Company adopted the new provisions of ASC 855 for its fiscal year ended June 30, 2009. In February 2010, the FASB amended new guidance contained in ASC 855, to eliminate potential conflicts with certain SEC guidance. This amended guidance was effective immediately. The Company’s adoption of this guidance did not have a significant impact on the consolidated financial statements of the Company.

In August 2009, the FASB issued updated guidance, now codified in ASC 820, related to the fair value measurement of liabilities, to clarify that certain techniques must be used to measure fair value in circumstances in which a quoted price in an active market for the identical liability is not available. The updated guidance, which was effective for Sparton beginning in its second quarter of fiscal 2010, did not have any significant impact on the Company’s consolidated results of operations, financial position or disclosures.

(3) Inventories and Cost of Contracts in Progress, net

The following are the major classifications of inventory, net of interim billings and related valuation allowances, at each balance sheet date (in thousands):

	June 30, 2010	June 30, 2009
Raw materials	$25,693	$35,352
Work in process	3,611	5,260
Finished goods	6,790	7,346

Total inventory and cost of contracts in progress, gross	36,094	47,958
Inventory to which the U.S. government has title due to interim billings	(7,411)	(5,791)
Reserve for obsolescence	(2,169)	(3,732)

Total inventory and cost of contracts in progress, net	$26,514	$38,435

(4) Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following at June 30, 2010 and 2009 (in thousands):

	June 30, 2010	June 30, 2009
Land and land improvements	$1,235	$1,314
Buildings and building improvements	14,514	17,908
Machinery and equipment	12,342	19,302
Construction in progress	574	147

Total property, plant and equipment	28,665	38,671
Less accumulated depreciation	(19,741)	(28,838)

Total property, plant and equipment, net	$8,924	$9,833

During the fiscal year ended June 30, 2010, the Company sold its Jackson, Michigan and London, Ontario, Canada properties, incurring losses on the sale of these properties of approximately $0.3 million and $0.5 million, respectively. These non-segment losses are reflected in Restructuring/impairment charges in the consolidated statement of operations.

At June 30, 2009, the Company had its Coors Road property, located in Albuquerque New Mexico, classified as property held for sale. On May 1, 2010, the Company entered into a long-term lease agreement in relation to its Coors Road property. The 50-year lease agreement provides for one upfront payment of approximately $2.5 million and an additional approximate $0.8 million paid over three years in a series of equal annual payments. Ownership will transfer at the end of the lease term, or earlier at the option of the lessee, but in no event sooner than the completion of the installment payments and only if the tenant is not in default under the lease. The transaction has been accounted for as a sale of real estate with full profit recognition and resulted in a gain on sale of property of approximately $3.1 million recognized in the year ended June 30, 2010.

The Company currently has for sale its remaining property in Albuquerque, New Mexico. The Company classifies this property as Property held for sale. During the fiscal years ended June 30, 2010 and 2009, based on third party appraisals, the Company recognized impairment charges of approximately $1.1 million and $0.8 million, respectively, related to this property to reduce the carrying value in accordance with ASC Topic 360, “Property, Plant and Equipment.” The non-segment impairment charges are included in Restructuring/impairment charges and the reduction in carrying value records this property at fair value less costs to sell in anticipation of its future sale.

(5) Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill are as follows (in thousands):

	June 30, 2010	June 30, 2009
Goodwill, beginning of period	$17,694	$16,665
Additional consideration earned	1,447	1,029

Goodwill, end of period	$19,141	$17,694

Sparton did not incur any significant costs to renew or alter the term of its intangible assets during the year ended June 30, 2010. The weighted average amortization period, gross carrying amount, accumulated amortization and net carrying value of intangible assets at June 30, 2010 and 2009 are as follows (in thousands):

	June 30, 2010
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Non-compete agreements	48 months	$165	$(165)	$—
Customer relationships	180 months	6,600	(1,797)	4,803

		$6,765	$(1,962)	$4,803

	June 30, 2009
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Non-compete agreements	48 months	$165	$(138)	$27
Customer relationships	180 months	6,600	(1,357)	5,243

		$6,765	$(1,495)	$5,270

Amortization expense for each of the years ended June 30, 2010, 2009 and 2008 was approximately $0.5 million. Aggregate amortization expense relative to existing intangible assets for the periods shown is currently estimated to be as follows (in thousands):

Fiscal Year Ending June 30,
2011	$440
2012	440
2013	440
2014	440
2015	440
Thereafter	2,603

Total	$4,803

(6) Debt

Short-term debt maturities and revolving line of credit — Short-term debt as of June 30, 2010, reflects the current portion of the Company’s industrial revenue bonds of approximately $0.1 million. Short-term debt as of June 30, 2009, included the current portion of now retired long-term notes payable of approximately $2.0 million, the current portion of the Company’s now retired bank term loan of $2.0 million and the current portion of industrial revenue bonds of approximately $0.1 million.

As of June 30, 2010, the Company had $20 million of maximum borrowing availability, subject to certain collateral restrictions and reserves, under a new revolving line-of-credit facility provided in August 2009 by National City Business Credit, Inc. (now PNC Bank, National Association) to support working capital needs and other general corporate purposes. The new line-of-credit facility is secured by substantially all of the assets of the Company. Outstanding borrowings bear interest at a variable rate defined as the Bank’s minimum base rate plus a specified margin, each component of which is determined separately for domestic and Eurodollar loans, but in no case less than a total rate of 7% per annum, which at June 30, 2010 was 7%, compared to 5.31% as of June 30, 2009 under the prior line-of-credit agreement. As a condition of the new line-of-credit facility, the Company is subject to compliance with certain customary covenants, which the Company met at June 30, 2010. As of June 30, 2010 and 2009, there was $0 and $15.5 million drawn against the credit facilities, respectively. Interest accrued related to these facilities amounted to approximately $66,000 and $34,000 as of June 30, 2010 and 2009, respectively. The maturity date for the new line-of-credit is August 14, 2012. The prior line of credit has been retired.

Long-term debt — Long-term debt consists of the following at June 30, 2010 and 2009 (in thousands):

	June 30, 2010	June 30, 2009
Industrial revenue bonds, face value	$2,029	$2,150
Less unamortized purchase discount	(112)	(122)

Industrial revenue bonds, carrying value	1,917	2,028
Notes payable — former owners of Astro	—	2,031
Bank term loan	—	3,400

Total long-term debt	1,917	7,459
Less: current portion	(121)	(4,142)

Long-term debt, net of current portion	$1,796	$3,317

Industrial Revenue Bonds

In connection with its acquisition of Astro in May 2006, the Company assumed repayment of principal and interest on bonds originally issued to Astro by the State of Ohio. These bonds are Ohio State Economic

Development Revenue Bonds, series 2002-4. Astro originally entered into the loan agreement with the State of Ohio for the issuance of these bonds to finance the construction of Astro’s current operating facility. The principal amount, including premium, was issued in 2002 and totaled approximately $2.9 million. These bonds have interest rates which vary, dependent on the maturity date of the bonds ranging from 5.00% to 5.45%. Due to an increase in interest rates since the original issuance of the bonds, a discount amounting to approximately $0.2 million on the date of assumption by Sparton was recorded.

The bonds carry certain sinking fund requirements generally obligating the Company to make monthly deposits of one twelfth of the annual obligation plus accrued interest. The purchase discount is being amortized ratably over the remaining term of the bonds. Amortization expense for the years ended June 30, 2010, 2009 and 2008 was approximately $10,000, $9,000 and $10,000, respectively. The Company also has an irrevocable letter of credit in the amount of approximately $0.3 million, which is renewable annually, to secure repayment of a portion of the bonds.

Scheduled principal maturities on these bonds for each of the five years succeeding June 30, 2010 and thereafter are summarized as follows ($ in thousands):

Year ending June 30,	Face Amount	Amortization of Purchase Discount	Carrying Value	Stated Interest Rate
2011	$130	$9	$121	5.00%
2012	136	10	126	5.00
2013	140	9	131	5.00
2014	146	10	136	5.00
2015	156	9	147	5.00
2016 – 2022	1,321	65	1,256	5.45

	$2,029	$112	$1,917

Notes Payable — Former Owners of Astro

Two notes payable with initial principal of $3.75 million each, totaling $7.5 million, were payable to the sellers of Astro, which is now operated under the Medical Device segment. These notes were repaid over four years, in aggregate semi-annual payments of principal and interest in the combined amount of approximately $1.1 million on June 1 and December 1 of each year. Payments commenced on December 1, 2006. These notes each bore interest at 5.5% per annum. The notes were proportionately secured by the stock of Astro. As of June 30, 2009, there was interest accrued on these notes in the approximate amount of $9,000. On June 1, 2010, the Company made the final payments in satisfaction of these notes.

Bank Term Loan

The bank term loan, provided by National City Bank with an original principal of $10.0 million, was being repaid over five years, with quarterly principal payments of $0.5 million which commenced September 1, 2006. This loan bore interest at the variable rate of LIBOR plus 500 basis points, with interest calculated and paid quarterly along with the principal payment. As of June 30, 2009, the effective interest rate equaled 5.31%, with accrued interest of approximately $14,000. The debt was secured by substantially all assets of the Company. On August 14, 2009, the Company paid off this term loan with a cash payment in connection with the replacement credit facility.

(7) Income Taxes

Income (loss) before income taxes by country consists of the following amounts (in thousands):

	For the Year Ended June 30,
	2010	2009	2008
United States	$6,039	$(9,930)	$(10,281)
Canada	(922)	(3,921)	2,286
Vietnam	407	(115)	58

	$5,524	$(13,966)	$(7,937)

The provision (credit) for income taxes consists of the following components (in thousands):

	For the Year Ended June 30,
	2010	2009	2008
Current:
United States	$(2,334)	$—	$—
Canada	—	(96)	143
State and local	—	—	(59)

	(2,334)	(96)	84
Deferred:
United States	418	1,035	5,965
Canada	—	848	(848)

	418	1,883	5,117

	$(1,916)	$1,787	$5,201

The consolidated effective income tax (credit) rate differs from the statutory U.S. federal tax rate for the following reasons and by the following percentages:

	For the Year Ended June 30,
	2010	2009	2008
Statutory U.S. federal income tax (credit) rate	34%	(34)%	(34)%
Significant increases (reductions) resulting from:
Changes in valuation allowance	(69.2)	45.7	120.6
Canadian tax benefits	—	—	(20.8)
Foreign (income) loss with no tax (expense) benefit	(2.5)	0.3	(0.3)
State and local income taxes, net of federal benefit	—	—	(0.9)
Other	3.0	0.8	0.9

Effective income tax (credit) rate	(34.7)%	12.8%	65.5%

Significant components of deferred income tax assets and liabilities at June 30, 2010 and 2009, are as follows (in thousands):

	June 30, 2010	June 30, 2009
Deferred tax assets:
U.S. net operating loss carryovers	$5,364	$8,476
Environmental remediation	1,543	1,704
Inventories	921	987
Employment and compensation accruals	708	629
State tax carryovers	559	617
Canadian tax benefits	2,193	1,915
Equity investment	299	369
AMT credit carryovers	—	218
Pension liability	1,183	1,663
Restructuring accruals	71	236
Fixed asset impairment	649	694
Other	388	550

Gross deferred tax assets	13,878	18,058
Less valuation allowance	(13,091)	(17,369)

Total deferred tax assets	787	689
Deferred tax liabilities:
Property, plant and equipment	(569)	(581)
Pension costs	(122)	—
Goodwill and other intangibles	(1,483)	(1,065)
Other	(135)	(143)

Gross deferred tax liabilities	(2,309)	(1,789)

Net deferred tax liabilities	$(1,522)	$(1,100)

Net deferred income tax liabilities are included in the balance sheets at June 30, 2010 and 2009, as follows (in thousands):

	June 30, 2010	June 30, 2009
U.S. net deferred income tax assets, current	$57	$35
U.S. net deferred income tax liabilities, non-current	(1,579)	(1,135)

	$(1,522)	$(1,100)

As a result of new tax legislation enacted in November 2009, the Company elected to carry back a portion of its fiscal 2008 accumulated net operating loss to fiscal 2003, with this carryback generating a federal income tax refund of $1.7 million. In addition, the Internal Revenue Service issued an industry directive providing guidance for extending the carryback period to ten years for losses related to environmental remediation. The Company elected to carryback its remediation losses from fiscal years 2006 through 2009, generating a federal income tax refund of $0.6 million. As of June 30, 2010, the Company has received $2.0 million of the $2.3 million in refund claims. In conjunction with these carryback tax filings, the Company released $2.3 million of its deferred tax asset valuation allowance in 2010.

For U.S. income tax purposes, approximately $15.7 million of net operating loss carryovers are available to offset future Federal taxable income as of June 30, 2010, of which $4.7 million, $5.1 million and $5.9 million expire in 2029, 2028 and 2027, respectively. In addition, the alternative minimum tax (“AMT”) credit carryover of $0.2 million was utilized in 2010 as part of the carryback refund claims. For state income tax purposes, the Company also has approximately $11.5 million of net operating loss carryovers, of which $0.6 million expire in 2011; $1.5 million expire in 2012; $0.9 million expire in 2013; $0.5 million expire in 2014; $3.3 million expire in 2027; $3.1 million expire in 2028; and $1.6 million expire in 2029. While management believes that realization of the deferred tax assets related to these net operating loss and credit carryovers and other net temporary differences is possible, a total valuation allowance of $10.9 million has been established as of June 30, 2010, against the $11.7 million available for U.S. income tax purposes.

In prior years, a valuation allowance was established for the deferred tax asset related to the Canadian operations. As of June 30, 2010 and 2009, the deferred tax assets totaled $2.2 million and $1.9 million, respectively. Fiscal 2010 and 2009 resulted in losses in Canada, and, due to the decision to cease Canadian operations, a full valuation allowance was recorded.

The Company’s operations in Vietnam are subject to a four-year tax holiday from the time the entity begins to generate taxable income, with the possible extension to an eight-year tax holiday. The Company’s Vietnamese operations resulted in taxable income in fiscal 2010, no taxable income in fiscal 2009 and taxable income in fiscal 2008. Due to the Vietnam tax holiday associated with this facility, no tax expense was recorded for fiscal 2010 or 2008, and no benefit is available to be recognized for fiscal 2009.

The deferred tax asset valuation allowance in fiscal 2010, 2009 and 2008 include (decreases) increases of $(0.5) million, $0.2 million and $1.3 million, respectively, which amounts were allocated directly to shareholders’ equity against deferred taxes related to unrecognized pension costs as (recoveries)/charges to the components of accumulated other comprehensive loss.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the fiscal years 2006 through 2010, the years which remain subject to examination by major tax jurisdictions as of June 30, 2010. The Company does not expect the total amount of unrecognized tax benefits to increase in the next twelve months. It is possible that the Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Any assessment for interest and/or penalties would be classified in the financial statements as selling and administrative expenses. The Company does not have any amounts accrued for interest and penalties at June 30, 2010, and is not aware of any claims for such amounts by federal, state or foreign taxing authorities.

(8) Employee Retirement Benefit Plans

Defined Pension Benefit Plan

Approximately 600 employees and retirees of the Company are covered by a defined benefit pension plan. Effective April 1, 2009, participation and the accrual of benefits in this pension plan were frozen, at which time all participants became fully vested. As a result of this freeze, an approximate $0.3 million curtailment charge was recognized during the year ended June 30, 2009, related to the acceleration of all remaining prior service costs previously being amortized over future periods. In addition, lump-sum benefit distributions during fiscal years 2010 and 2009 exceeded plan service and interest costs, resulting in lump-sum settlement charges of approximately $0.8 million and $1.1 million also being recognized during the respective years.

The components of net periodic pension expense for the years ended June 30, 2010, 2009 and 2008 were as follows (in thousands):

	For the Year Ended June 30,
	2010	2009	2008
Service cost	$—	$350	$538
Interest cost	575	651	607
Expected return on plan assets	(403)	(474)	(746)
Amortization of prior service cost	—	69	102
Amortization of unrecognized net actuarial loss	374	389	138

Net periodic benefit cost	546	985	639
Curtailment charge	—	333	—
Pro rata recognition of lump-sum settlements	785	1,133	—

Total periodic pension expense	$1,331	$2,451	$639

The weighted average assumptions used to determine benefit obligations and net periodic benefit cost for fiscal 2010, 2009 and 2008 were as follows:

	Benefit Obligation			Benefit Cost
	2010	2009	2008	2010	2009	2008
Discount rate (1)	5.50%	6.40%	6.50%	6.40%	6.75%	6.00%
Rate of compensation increase (2)	0.00%	0.00%	4.00%	0.00%	4.00%	4.25%
Expected long-term rate on plan assets (3)	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%

(1)	In fiscal 2009, a discount rate of 6.50% was used through February 28, 2009, the date the plan was frozen; a discount rate of 6.75% was used the remainder of fiscal 2009. The Company determines its assumption for the discount rate on an index of high-quality corporate bond yields and matching-funding yield curve analysis.
(2)	As of June 30, 2009, the rate of compensation increase for calculation of the benefit obligation was 0.0% due the freezing of the plan as of April 1, 2009.
(3)	The expected long-term rate of return for plan assets is based on analysis of historical data and future expectations relevant to the investment and consistency with the assumed rate of inflation implicit in the market.

Prior to July 1, 2008, March 31 was used as the measurement date for the defined benefit plan. In accordance with the measurement date requirements of ASC 715-20, “Compensation –Retirement Benefits – Defined Benefit Plans”, beginning with fiscal 2009, a June 30 measurement date was elected for our defined benefit pension plan using a 15 month net periodic benefit cost based on the March 31, 2008 actuarial valuation (“alternative transition method”). Accordingly, one-fifth of the net periodic benefit cost for such 15-month period, net of tax, was allocated as a direct adjustment to retained earnings in the amount of approximately $0.3 million in accordance with the transition provisions of the standard to reflect the change in measurement dates. In addition, to the extent the net periodic benefit cost included amortization of unrecognized actuarial losses and prior service cost, which were previously recognized as a component of accumulated other comprehensive loss at June 30, 2008, at that date there was also a direct charge to accumulated other comprehensive loss, net of tax, of approximately $0.1 million.

At June 30, 2010 and 2009, as a result of the fiscal 2009 plan curtailment, the accumulated benefit obligation is equal to the projected benefit obligation. The following tables summarize the changes in benefit obligations, plan assets and funded status of the plan at June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009
Change in prepaid (accrued) benefit cost:
Prepaid (accrued) benefit cost at beginning of fiscal year	$(266)	$2,442
Net periodic benefit (cost) for fiscal year	(546)	(985)
Pro rata recognition of lump sum settlements and curtailment charges	(785)	(1,466)
Employer contributions to plan	1,957	—
Effect of measurement date change	—	(257)

Prepaid (accrued) benefit cost at end of fiscal year	$360	$(266)

Change in projected benefit obligation:
Projected benefit obligation at beginning of fiscal year	$10,194	$11,499
Service cost	—	350
Interest cost	575	651
Actuarial experience and changes in assumptions	525	(383)
Benefits paid	(2,286)	(2,219)
Effect of measurement date change	—	296

Projected benefit obligation at end of fiscal year	$9,008	$10,194

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$5,036	$8,935
Employer contributions	1,957	—
Actual return on plan assets	1,182	(1,680)
Benefits paid	(2,286)	(2,219)

Fair value of plan assets at end of fiscal year	$5,889	$5,036

Amounts recognized in the Consolidated Balance Sheets:
Current portion of pension liability	$(1,139)	$(1,097)
Pension liability — non-current portion	(1,980)	(4,061)

Funded status — total balance sheet liability	$(3,119)	$(5,158)

The Company’s policy is to fund the plan based upon legal requirements and tax regulations. For fiscal 2011, based upon current actuarial calculations and assumptions, a cash contribution of approximately $1.1 million, reflective of required funding and discretionary funding is anticipated to ensure funding levels are in excess of 80%. These anticipated contributions are reflected as the current portion of the pension liability as of June 30, 2010. During the year ended June 30, 2010, approximately $2.0 million was contributed to the pension plan, reflective of required funding and discretionary funding to ensure funding levels are in excess of 80%. No payment was made during the year ended June 30, 2009.

Pension related amounts recognized in other comprehensive income (loss), excluding tax effects, for the years ended June 30, 2010, 2009 and 2008 are as follows (in thousands):

	For the Year Ended June 30,
	2010	2009	2008
Amortization of prior service cost	$—	$69	$102
Amortization of unrecognized net actuarial loss	374	389	138
Curtailment charge	—	333	—
Pro rata recognition of lump-sum settlements	785	1,133	—
Net actuarial gain (loss)	254	(1,810)	(2,233)

Total recognized in other comprehensive income (loss)	$1,413	$114	$(1,993)

The amounts in accumulated other comprehensive loss on the Consolidated Balance Sheets, excluding tax effects, that have not yet been recognized as components of net periodic benefit cost at June 30, 2010 and 2009 are as follows (in thousands):

	June 30, 2010	June 30, 2009
Accumulated other comprehensive loss:
Net actuarial loss	$3,479	$4,892
Net prior service cost	—	—

Total	$3,479	$4,892

The estimated amount that will be amortized from accumulated other comprehensive loss, pre-tax, into net periodic pension cost in fiscal 2011 is expected to total approximately $0.6 million, consisting of amortization of unrecognized actuarial loss as well as lump sum settlement charges.

Expected benefit payments for the defined benefit pension plan for the next ten fiscal years are as follows (in thousands):

Fiscal Year Ended June 30,
2011	$1,334
2012	1,017
2013	745
2014	727
2015	696
2016 – 2020	3,219

Total	$7,738

The Company’s investment policy related to pension plan assets is based on a review of the actuarial and funding characteristics of the plan. Capital market risk and return opportunities are also considered. The investment policy’s primary objective is to achieve a long-term rate of return consistent with the actuarially determined requirements of the plan, as well as maintaining an asset level sufficient to meet the plan’s benefit obligations. A target allocation range between asset categories has been established to enable flexibility in investment, allowing for a better alignment between the long-term nature of pension plan liabilities, invested assets, and current and anticipated market returns on those assets.

Below is a summary of pension plan asset allocations as of June 30, 2010 and 2009, by asset category:

	Weighted Average Allocation For the Year Ended June 30,
	Target	2010	2009
Equity securities	40-70%	64%	65%
Fixed income (debt) securities	30-60%	31%	33%
Cash and cash equivalents	0-10%	5%	2%

		100%	100%

The fair value of all the defined benefit pension plan assets is based on quoted prices in active markets for identical assets which are considered Level 1 inputs within the fair value hierarchy described in Note 2. The total estimated fair value of plan assets by asset class at June 30, 2010 and 2009 were as follows (in thousands):

	June 30, 2010	June 30, 2009
Asset Class:

Equity securities:
Directly held corporate stock — Sparton	$1,254	$1,030
Directly held corporate stock — Large Cap	1,243	1,095
Registered investment companies — Mid-Cap Value	189	103
Registered investment companies — Mid-Cap Growth	192	103
Registered investment companies — Small-Cap	253	252
Registered investment companies — International	610	683
Fixed income (debt) securities:
Registered investment companies — Intermediate Bond	1,840	1,671
Cash and cash equivalents	308	99

Total assets measured at fair value	$5,889	$5,036

Defined Contribution Plans

Substantially all of the Company’s U.S. employees are eligible to participate in the Company’s 401(k) defined contribution plan. The plan allows employees to contribute up to 100% of their eligible compensation up to a maximum amount allowed by law and provides that the Company may, at its discretion, make matching contributions, profit sharing contributions or qualified non-elective contributions. Prior to April 1, 2009, the plan provided for Company matching of 50% of participants’ basic contributions on up to 6% of their eligible compensation. Effective April 1, 2009, the Company suspended its matching contribution in the Sparton Corporation 401(k) plan. Matching contributions were reinstated effective February 1, 2010, with the Company again matching 50% of participants’ basic contributions on up to 6% of their eligible compensation.

At the election of the participant, both employee and employer contributions may be invested in any of the available investment options under the plan, which election options include Sparton common stock. An employee’s total investment in Sparton common stock is subject to a 20% limitation of the total value of the participant’s account. As of June 30, 2010, approximately 184,000 shares of Sparton common stock were held in the 401(k) plan. Amounts expensed related to the Company’s matching contributions and administrative expenses for the plan were approximately $0.2 million, $0.6 million and $0.8 million for the years ended June 30, 2010, 2009 and 2008, respectively. As of June 30, 2010, plan assets totaled approximately $14.2 million.

Before the closing of the Company’s London, Ontario, Canada facility, Canadian based salaried employees participated in a profit sharing program whereby the Company paid the greater of a) 8% of the net profits of the Canadian facility before taxes, but not greater than 8% of the total earnings of the members of the plan or b) 1%

of the earnings of the participants in the plan. Canadian based hourly employees participated in a collectively bargained pension plan whereby the Company contributed $0.45 per hour, up to 2,080 hours annually, for each employee. For fiscal 2008, the Company expensed approximately $0.3 million under the two plans. No such amounts were expensed in fiscal 2010 or 2009.

(9) Commitments and Contingencies

Operating Leases — The Company is obligated under operating lease agreements for a portion of its production machinery and data processing equipment. Such leases, some of which are non-cancelable and in many cases include purchase or renewal options, expire at various dates and typically provide for monthly payments over a fixed term in equal, non-escalating amounts. Generally, the Company is responsible for maintenance, insurance and taxes relating to these leased assets. The Company is additionally obligated under an operating lease agreement for its corporate headquarters in Schaumburg, Illinois. This lease provides for escalating minimum monthly base rental payments throughout its six year term, requires the Company to provide for maintenance, insurance and property taxes in addition to minimum monthly base rental and includes renewal options. At June 30, 2010, the future minimum annual lease payments under these agreements are as follows (in thousands):

June 30,
2011	$1,954
2012	1,215
2013	526
2014	142
2015	133
Thereafter	—

Total	$3,970

Rent expense was approximately $3.6 million, $5.6 million and $5.6 million, respectively, for the years ended June 30, 2010, 2009 and 2008.

Subsequent to June 30, 2010, on August 6, 2010 and concurrent with the acquisition of certain assets of the contract manufacturing business of Delphi Medical Systems, LLC (see Note 17), the Company entered into leases of facilities currently housing the operations of this contract manufacturing business. Additional unaudited future minimum annual lease payments under these agreements are $0.7 million, $0.5 million, $0.4 million, $0.4 million, $0.5 million and $1.1 million for fiscal years 2011, 2012, 2013, 2014, 2015 and thereafter, respectively.

Environmental Remediation — Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Although the Company entered into a long-term lease of the Coors Road property that was treated as a sale of property during fiscal 2010 (see Note 4), it remains responsible for the remediation obligations related to its past operation of this facility. At June 30, 2010, Sparton had accrued approximately $4.5 million as its best estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which approximately $0.5 million is classified as a current liability and included on the balance sheet in other accrued liabilities. The Company’s minimum cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements.

On October 15, 2009, approximately $3.1 million of cash was utilized to establish a trust, the Sparton Corporation Financial Assurance Trust, for remediation activity. The funds are held in Sparton’s name and are invested with Sparton receiving the benefit of the investment return. As of June 30, 2010, approximately $3.2 million was held in this trust. These funds are available for use against the $4.5 million expected remediation liability. The trust was established to meet the United States Environmental Protection Agency’s (“EPA”) financial assurance requirements for the fiscal year ended June 30, 2010, with trust funds to be drawn upon only should Sparton not continue to meet its financial remediation requirements. The trust will remain in place until the Company can again satisfy the EPA financial assurance requirements through compliance with financial ratios, as was previously attained on an annual basis until fiscal year 2009. Based on the Company’s financial results for fiscal year 2010, the Company believes it will again be in compliance with the financial ratios and expects to be able to dissolve the trust in fiscal 2011; as such, this restricted cash is classified as current in the Consolidated Balance Sheet at June 30, 2010.

In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8.4 million incurred from the date of settlement, if any, of which approximately $3.3 million has been incurred as of June 30, 2010 toward the $8.4 million threshold. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency.

Customer Relationships — In September 2002, Sparton Technology, Inc. (“STI”), a subsidiary of Sparton Corporation, filed an action in the U.S. District Court for the Eastern District of Michigan to recover certain unreimbursed costs incurred for the acquisition of raw materials as a result of a manufacturing relationship with two entities, Util-Link, LLC (“Util-Link”) of Delaware and National Rural Telecommunications Cooperative (“NRTC”) of the District of Columbia. STI was awarded damages in an amount in excess of the unreimbursed costs at the trial concluded in November 2005. As of June 30, 2007, $1.6 million of the deferred costs incurred by the Company were included in other non-current assets on the Company’s balance sheet. NRTC appealed the judgment to the U.S. Court of Appeals for the Sixth Circuit and on September 21, 2007, that court issued its opinion vacating the judgment in favor of Sparton. Sparton was unsuccessful in obtaining relief from the decision of the U.S. Court of Appeals and accordingly expensed the previously deferred costs of $1.6 million as costs of goods sold, which was reflected in the Company’s fiscal 2008 financial results.

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

In August 2005, Sparton Electronics Florida, Inc., a subsidiary of Sparton Corporation, filed an action in the U.S. District Court, Middle District of Florida against Electropac Co. Inc. (“Electropac”) and a related party (the raw board manufacturer) to recover these costs. A trial was conducted in August 2008 and the trial court made a partial ruling in favor of Sparton; however, the court awarded an amount less than the previously deferred $2.8 million. Following this ruling, a provision for a loss of $0.8 million was established in the fourth quarter of fiscal 2008. Court ordered mediation was conducted following the court’s ruling and a settlement was reached in September 2008 for payment to the Company of $2.0 million plus interest. The settlement is secured by a mortgage on real property and a consent judgment. In December 2008, a recovery of $0.6 million against the $2.0 million was received with the remaining balance due in September 2009, at which time Electropac failed to make the scheduled payment. In the fourth quarter of fiscal 2009, the Company established a reserve of $0.2 million against the remaining settlement balance. In March 2010, Sparton and Electropac agreed to amend the settlement reducing the amount due to $1.2 million and providing for an immediate payment of $1.1 million with the remaining $0.1 million due on or before December 31, 2010. As of June 30, 2010 and June 30, 2009, $0.1 million and $1.2 million, respectively, remain in other current assets on the Company’s balance sheet.

Litigation — On August 9, 2009, Sparton and certain subsidiaries were named as defendants in a wrongful death suit, alleging that a defective transmission shifter assembly in a 1996 Chrysler automobile caused a July 2007 death. The suit also named Chrysler LLC, Dura Automotive Systems, Inc., and Chandler Motors Company as defendants. The suit was filed in Pontotoc County Circuit Court in Mississippi. Sparton has not manufactured automotive shifter assemblies for Chrysler since December 1996, when it sold its KPI Group subsidiary to Dura Automotive Systems, Inc. The plaintiff seeks damages from the defendants for economic loss, pain and suffering, and loss of companionship, as well as punitive damages. Sparton has denied liability, has notified its insurance carriers regarding this claim, and is vigorously defending this matter. At this time, it is not possible to determine or predict the outcome of this suit, and as a result, no amounts have been accrued in the financial statements as of June 30, 2010. While no assurances can be given, the Company does not believe that this litigation, if adversely determined, would have a material adverse affect on the Company’s financial position or results of operations.

Other — In addition to the foregoing, from time to time, the Company is involved in various legal proceedings relating to claims arising in the ordinary course of business. The Company is not currently a party to any other such legal proceedings, the adverse outcome to which, individually or in the aggregate, is expected to have a material adverse effect on our business, financial condition or results of operations.

(10) Stock-Based Compensation

The Company has two long-term incentive plans. The Sparton Corporation Stock Incentive Plan, as amended and restated (the “2001 Plan”) was approved by the Company’s shareholders on October 24, 2001. The Sparton Corporation 2010 Long-Term Incentive Plan (the “2010 Plan”) was approved by the Company’s shareholders on October 28, 2009.

2001 Plan. Under the 2001 Plan, the Company may grant to employees and non-employee directors incentive or non-qualified stock options, stock appreciation rights, restricted stock and other stock-based awards. All of the stock options issued to date under the 2001 Plan have either three, five or ten-year lives with either immediate vesting or vesting on an annual basis over four years beginning one year after grant date. Restricted stock awards granted to date to employees under the 2001 Plan vest annually over periods ranging from approximately 2.5 to 3 years. Unrestricted stock awards granted to date under the 2001 Plan represent fiscal year 2010 annual stock grants to directors as a component of their overall compensation. The 2001 Plan’s termination date with respect to the granting of new awards is October 24, 2011. The total number of shares that may be granted under the 2001 Plan is 970,161 shares of the Company’s common stock, of which amount, 57,195 shares remain available for awards as of June 30, 2010.

2010 Plan. Under the 2010 Plan, the Company may grant to employees, officers and directors of the Company or its subsidiaries incentive and non-qualified stock options, stock appreciation rights, restricted stock or restricted stock units, performance awards and other stock-based awards, including grants of shares. Restricted stock awards granted to date to employees under the 2010 Plan vest annually over four years, subject to achievement of certain financial performance metrics in addition to the service requirements. The 2010 Plan has a term of ten years. The total number of shares that may be awarded under the 2010 Plan is 1,000,000 shares of common stock, of which amount, 777,973 shares remain available for awards as of June 30, 2010.

During the year ended June 30, 2010, the Company awarded an aggregate of 111,250 stock options to certain members of management at an exercise price of $5.00. The stock options were immediately exercisable. The closing price of the Company’s stock on the date of grant was $4.59. The fair value of each grant is estimated at the grant date using the Black-Scholes option pricing method. The table below outlines the assumptions used for the options granted during the year ended June 30, 2010:

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

The Company did not award any stock options during the years ended June 30, 2009 or 2008.

The following table shows stock-based compensation expense by type of share-based award for the years ended June 30, 2010, 2009 and 2008 included in the consolidated statements of operations (in thousands):

	For the Year ended June 30, 2010	For the Year ended June 30, 2009	For the Year ended June 30, 2008
Fair value expense of stock option awards	$276	$32	$176
Restricted stock	229	164	—

Total stock-based compensation	$505	$196	$176

The following table shows the total remaining unrecognized compensation cost related to: restricted stock grants and the fair value expense of stock option awards; as well as the weighted average remaining required service period over which such costs will be recognized as of June 30, 2010:

	Total Remaining Unrecognized Compensation Cost (in thousands)	Weighted Average Remaining Required Service Period (in years)
Fair value expense of stock option awards	$0	0.00
Restricted stock	1,049	2.65

	$1,049	2.65

The following is a summary of activity for the year-ended June 30, 2010 related to the Company’s stock options granted under its long-term incentive plans:

	Number of Options	Weighted-Average Exercise Price
Options outstanding as of June 30, 2009	184,127	$8.23
Granted	111,250	5.00
Exercised	—	—
Forfeited	(25,581)	8.34
Expired	—	—

Options outstanding as of June 30, 2010	269,796	$6.89

Exercisable June 30, 2010	264,546	$6.85

The following is a summary of options outstanding and exercisable at June 30, 2010:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$5.00-$6.52	137,995	2.50	$5.29		137,995	2.50	$5.29
$8.48-$8.57	131,801	5.04	8.55		126,551	4.58	8.56

	269,796	3.74	$6.89	$3	264,546	3.69	$6.85	$3

All stock options outstanding at June 30, 2010 have either vested or are expected to vest. In general, the Company’s policy is to issue new shares upon exercise of stock options. No options were exercised during the years ended June 30, 2010, 2009 or 2008.

The following is a summary of activity for the year-ended June 30, 2010 related to shares granted under the Company’s long-term incentive plans:

	Shares	Weighted Average Grant Date Fair Value
Restricted shares at June 30, 2009	93,334	$2.10
Granted	249,027	4.96
Vested	(80,266)	2.86
Forfeited	—	—

Restricted shares at June 30, 2010	262,095	$4.55

The total fair value of restricted stock vested in the years ended June 30, 2010, 2009 and 2008 was $0.4 million, $0.1 million and $0.0 million, respectively.

(11) Earnings (Loss) Per Share Data

Earnings per share calculations, including weighted average number of shares of common stock outstanding used in calculating basic and diluted income (loss) per share, for the years ended June 30, 2010, 2009 and 2008 are as follows:

	For the Year Ended June 30,
	2010	2009	2008
Net income (loss) (in thousands)	$7,440	$(15,753)	$(13,138)
Weighted average shares outstanding — Basic	9,972,409	9,811,635	9,811,507
Net effect of dilutive stock options	—	—	—

Weighted average shares outstanding — Diluted	9,972,409	9,811,635	9,811,507

Net income (loss) per share:
Basic	$0.75	$(1.61)	$(1.34)

Diluted	$0.75	$(1.61)	$(1.34)

For the year ended June 30, 2010, 262,095 unvested restricted shares were included in determining both basic and diluted earnings per share. For the year ended June 30, 2009, 93,334 unvested restricted shares were excluded in determining both basic and diluted earnings per share. Potential shares of common stock issuable upon exercise of stock options excluded from diluted income (loss) per share computations because their inclusion would be anti-dilutive were 269,796, 184,127 and 223,385 for the years ended June 30, 2010, 2009 and 2008, respectively. For the years ended June 30, 2009 and 2008, basic and diluted loss per share are the same because the inclusion of the incremental potential shares of common stock from any assumed exercise of stock options is anti-dilutive due to the net loss reported for those years.

(12) Comprehensive Income (Loss)

Comprehensive loss, which includes all changes in the Company’s equity during the period except transactions with shareholders, consisted of the following for the years ended June 30, 2010, 2009 and 2008 (in thousands):

	For the Year Ended June 30,
	2010	2009	2008
Net income (loss)	$7,440	$(15,753)	$(13,138)
Other comprehensive income (loss), net of tax (a)
Pension experience loss	257	(1,482)	(2,817)
Other change in unrecognized pension costs	1,172	1,472	159

	1,429	(10)	(2,658)

Comprehensive income (loss)	$8,869	$(15,763)	$(15,796)

(a)	The changes in unrecognized pension costs during fiscal 2010, 2009 and 2008 are net of the effect of allocations of $(0.5) million, $0.2 million and $1.3 million, respectively, related to (decreases) increases in the deferred tax valuation allowance, as described further in Note 7.

(13) Restructuring Activities

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

Plant Closures

London, Ontario, Canada — On March 30, 2009, Sparton announced the idling and subsequent closing of its London, Ontario, Canada, production facility. The closing was in response to market and economic conditions that had resulted in the facility being underutilized because of significantly decreased customer volumes. Twenty-four salaried and 63 hourly employees were affected, with the employees receiving severance packages consistent with Company policy. Sparton’s London facility produced electronic circuit boards. Remaining customer business was transferred to Sparton’s Brooksville, Florida facility, and the closure has been completed. The Canadian plant had net sales of approximately $15.9 million and $18.1 million in the years ended June 30, 2009 and 2008, respectively. There were no sales from this facility in the fiscal year ended June 30, 2010. In October 2009, the land and building were listed for sale with depreciation on these assets ceasing at that time. In June 2010, the land and building with a net book value of approximately $0.6 million was sold for approximately $0.1 million, resulting in a loss on sale of approximately $0.5 million recorded within Restructuring/impairment charges in the consolidated statement of operations for the year ended June 30, 2010.

For the fiscal year ended June 30, 2009, approximately $3.0 million of restructuring charges were recognized in conjunction with this plant closure. For the year ended June 30, 2010, approximately $0.2 million was recognized, exclusive of the loss on sale of facility discussed above. The Company does not expect to recognize any additional costs related to the Canadian facility closing. All cash expenditures related to this plant closure have been made as of June 30, 2010.

Jackson, Michigan — On March 4, 2009, Sparton announced the closing of its Jackson, Michigan manufacturing operations. The closing was in response to the difficult economic and competitive situation in the industries served. The closing affected 39 salaried and 167 hourly employees who received severance packages consistent with Company policy. The Jackson facility had served as both the Company’s headquarters and a manufacturing plant. Products manufactured in Jackson were transferred to the Company’s production facilities in Brooksville, Florida, and Ho Chi Minh City, Vietnam. Customer orders were not affected by the transfer to other facilities. The closure has been complete, with actual production activities ceasing in August, 2009. Net sales for the Jackson plant were approximately $2.9 million, $40.8 million and $26.1 million for the years ended June 30, 2010, 2009 and 2008, respectively. In October 2009, the land and building were listed for sale with depreciation on these assets ceasing at that time. In June 2010, the land and building with a net book value of approximately $0.3 million was sold for approximately four thousand dollars, resulting in a loss on sale of approximately $0.2 million recorded within Restructuring/impairment charges in the consolidated statement of operations for the year ended June 30, 2010.

For the fiscal year ended June 30, 2009, approximately $2.5 million of restructuring charges were recognized in connection with this plant closure. For the year ended June 30, 2010, approximately $0.7 million was recognized, exclusive of the loss on sale of facility discussed above. The Company does not expect to recognize any additional costs related to the Jackson facility closing. Expected remaining cash expenditures related to this plant closure of approximately $0.1 million are anticipated to be paid out primarily during the first quarter of fiscal 2011.

Albuquerque, New Mexico — On June 17, 2008, Sparton announced its commitment to close the Albuquerque, New Mexico facility of Sparton Technology, Inc., a wholly-owned subsidiary of Sparton. The Albuquerque facility primarily produced circuit boards for customers operating in the EMS market. The plant ceased production and closed in October 2008.

The land and building in Albuquerque is currently being marketed for sale. The majority of other assets and equipment was relocated to other Sparton facilities. The net book value of the land and building to be sold, which as of June 30, 2010 and 2009, totaled approximately $3.9 million and $5.1 million, respectively, reflect facility impairment charges of approximately $1.1 million and $0.8 million in fiscal 2010 and 2009, respectively, against the prior carrying amount of the property. The property is reported as held-for-sale on the Company’s balance sheet as a current asset. Depreciation on these assets ceased in October 2008.

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

Effective April 1, 2009, the Company further reduced its workforce by an additional 2% at all locations other than Strongsville, Ohio and Ho Chi Minh City, Vietnam. Approximately $0.1 million of severance cost related to this action was recognized during the three months ended June 30, 2009.

Relocation of Corporate Headquarters

On June 18, 2009, the Company announced the planned relocation of its Jackson, Michigan headquarters to a leased executive office in Schaumburg, Illinois during fiscal 2010. With the closing of the Jackson production facility, as discussed above, the headquarters moved to a smaller, more efficient location. In connection with this relocation, the Company recognized approximately $1.1 million and $0.1 million in the years ended June 30, 2010 and 2009, respectively, primarily related to employee relocation expenses. The Company does not expect to recognize any additional costs related to the relocation of its corporate headquarters. Expected remaining cash expenditures related to this relocation of approximately $0.1 million are anticipated to be paid out primarily during the first quarter of fiscal 2011.

Summary of Restructuring Charges

The Company does not expect to incur additional costs related to restructuring activities. The table below summarizes the nature and amount of restructuring actions for the years ended June 30, 2010 and 2009 (in thousands):

	Workforce Reduction (principally severance and retention bonuses)	Facility Closing	Lease Terminations	Production Transfer	Cash Cost Total

Accrual balance at June 30, 2008	$—	$—	$—	$—	$—
Restructuring charges	2,318	24	2,202	352	4,896
Less: cash payments	(1,943)	(24)	(212)	(352)	(2,531)
Restructuring reversals	—	—	—	—	—

Accrual balance at June 30, 2009	375	—	1,990	—	2,365
Restructuring charges	350	1,188	409	—	1,947
Less: cash payments	(718)	(1,175)	(2,186)	—	(4,079)
Restructuring reversals	—	—	—	—	—

Accrual balance at June 30, 2010	$7	$13	$213	$—	$233

During the years ended June 30, 2010 and 2009, approximately $1.4 million and $2.1 million, respectively, of impairment related to property, plant and equipment was recorded. During the year ended June 30, 2010, the

Company sold its Jackson, Michigan and London, Ontario, Canada properties for an aggregate loss of approximately $0.8 million (see Note 4). The impairments and loss on sales in these periods related to facility closings and are reflected in restructuring/impairment charges within those respective periods.

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

(14) Business Segments

Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in assessing performance and allocating resources.

The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company’s resources on a segment basis. Net sales are attributed to the segment in which the product is manufactured or service is performed. A segment’s performance is evaluated based upon its operating income (loss). A segment’s operating income (loss) includes its gross profit on sales less its selling and administrative expenses, including allocations of certain corporate operating expenses, but excludes some corporate and other unallocated items such as, interest expense, interest income, other income (expense) and income tax expense (benefit). Allocations of certain corporate operating expenses are allocated based on the nature of the service provided. Corporate and other unallocated costs primarily represent corporate administrative expenses related to those administrative, financial and human resource activities which are not allocated to operations and excluded from segment profit. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments. Inter-segment transactions are generally accounted for at amounts that approximate arm’s length transactions. Identifiable assets by segments are those assets that are used in each segment’s operations. The accounting policies for each of the segments are the same as for the Company taken as a whole.

The Company operates predominantly in three markets — Medical Device, Electronic Manufacturing Services and Defense & Security Systems. In fiscal 2009, management initiated a full evaluation of our operations, including operating structure. This evaluation resulted in changes in fiscal 2010 to our analysis of how the components of Sparton’s business contribute to consolidated operating results and the overall level of desegregation of reported financial data, including the nature and number of operating segments, disclosure of segment information and the consistency of such information with internal management reports. Effective for fiscal 2010, Sparton reports its operating results under these three reportable business segments. Prior to fiscal 2010, all of the Company’s operating units were aggregated into one line of business, EMS. The prior periods presented herein reflects this change to segment reporting.

Medical Device (“Medical”) operations are comprised of contract development, design, production and distribution of complex and sophisticated medical related electromechanical devices for customers with specialized needs, specifically in the design and manufacturing process, to assure product reliability and safety in accordance with Food and Drug Administration (“FDA”) guidelines and approvals. This group specializes in systems and procedures targeted to the requirements of medical OEM and ET customers primarily in the In Vitro Diagnostic and Therapeutic Device segments of the Medical Device market space.

Electronic Manufacturing Services (“EMS”) operations are comprised of contract manufacturing, assembly, design, preproduction, prototyping and/or box build assembly for customers supporting the industrial, security sensing, medical, aerospace, defense, energy and telecommunications markets. These assemblies include flight control systems, fuel control systems for aerospace, medical diagnostics systems, security systems, detection systems, lighting and defense. Assemblies provided to this group’s customers are state-of-the-art electronics, complex and legacy products (circuit card assemblies) and/or electromechanical assemblies in support of their products. EMS provides to its customers support services that include engineering services, design, material management, obsolescence analysis and management, documentation development, and process improvement. The segment strives to exceed customer’s expectations of low cost and delivery performance. The common elements generally shared by EMS customers that produce the aforementioned products is the expectation of compliance to market quality certifications coupled with component cost reduction and continuous process improvements.

Defense & Security Systems (“DSS”) operations are comprised of design, development and production of products for a number of technologically significant programs aimed at fulfilling defense and commercial needs. Specializing in the development and production of complex electromechanical equipment, Sparton designs and manufactures sonobuoys, an anti-submarine warfare (“ASW”) device used by the U.S. Navy and foreign governments. This business unit also performs an engineering development function for the United States military and prime defense contractors on advanced technologies targeted as future defense products as well as replacement of current systems. The sonobuoy product line is built to the customer’s demanding specifications. These products are ITAR restricted, which limits opportunities for competition.

Operating results and certain other financial information about the Company’s three reportable segments for the years ended June 30, 2010, 2009 and 2008 and as of June 30, 2010 and June 30, 2009 were as follows (in thousands):

	For the Year Ended June 30, 2010
	Medical	EMS	DSS	Other Unallocated	Eliminations	Total
Sales	$64,424	$57,423	$63,853	$—	$(11,723)	$173,977
Gross profit	$8,603	$2,133	$15,847	$—	$—	$26,583
Operating income (loss)	$4,600	$(2,150)	$13,150	$(9,878)	$—	$5,722
Selling and administrative expenses	$3,536	$3,292	$2,697	$8,680	$—	$18,205
Restructuring/impairment charges	$—	$993	$—	$3,083	$—	$4,076
Gain on sale of property, plant and equipment	$—	$(32)	$—	$(3,087)	$—	$(3,119)
Depreciation/amortization	$635	$620	$157	$51	$—	$1,463
Capital expenditures	$143	$917	$332	$143	$—	$1,535

	For the Year Ended June 30, 2009
	Medical	EMS	DSS	Other Unallocated	Eliminations	Total
Sales	$64,393	$127,002	$42,289	$—	$(11,813)	$221,871
Gross profit	$7,793	$1,448	$6,645	$—	$—	$15,886
Operating income (loss) (a)	$3,731	$(9,893)	$4,093	$(9,188)	$—	$(11,257)
Selling and administrative expenses	$3,570	$5,315	$2,481	$7,485	$—	$18,851
Restructuring/impairment charges	$—	$6,017	$71	$920	$—	$7,008
Gain on sale of property, plant and equipment	$—	$(10)	$—	$—	$—	$(10)
Depreciation/amortization	$649	$1,024	$210	$3	$—	$1,886
Capital expenditures	$—	$1,102	$120	$5	$—	$1,227

	For the Year Ended June 30, 2008
	Medical	EMS	DSS	Other Unallocated	Eliminations	Total
Sales	$66,212	$126,988	$48,691	$—	$(12,085)	$229,806
Gross profit	$7,843	$(1,230)	$4,977	$—	$—	$11,590
Operating income (loss)	$3,789	$(6,817)	$1,778	$(5,953)	$—	$(7,203)
Selling and administrative expenses	$3,572	$5,403	$3,205	$6,926	$—	$19,106
Restructuring/impairment charges	$—	$181	$—	$—	$—	$181
Gain on sale of property, plant and equipment	$—	$—	$(5)	$(972)	$—	$(977)
Depreciation/amortization	$658	$1,260	$278	$7	$—	$2,203
Capital expenditures	$10	$1,190	$79	$—	$—	$1,279

	As of June 30, 2010
	Medical	EMS	DSS	Other Unallocated	Eliminations	Total
Total assets	$46,695	$25,219	$5,980	$41,967	$—	$119,861

	As of June 30, 2009
	Medical	EMS	DSS	Other Unallocated	Eliminations	Total
Total assets	$49,956	$40,707	$19,440	$44,899	$—	$155,002

(a)	During the three months ended June 30, 2010, the Company refined its methodology for the allocation of certain corporate selling and administrative expenses in prior periods, which resulted in a shifting of approximately $1.0 million of selling and administrative expenses for the nine months ended March 31, 2009 between the three segments.

(15) Business, Geographic and Sales Concentration

Sales to individual customers in excess of 10% of total net sales for the years ended June 30, 2010, 2009 and 2008 were as follows:

	For the Year Ended June 30,
	2010	2009	2008
U.S. Navy (a)	28%	14%	18%
Siemens Diagnostic (b)	21%	17%	16%
Goodrich (c)	13%	*	*
Honeywell (d)	*	19%	17%

(*)	Denotes sales were below 10% of total.
(a)	Sales to the United States Navy are included in the results of the Company’s DSS segment.
(b)	Sales to Siemens Diagnostics are included in the results of the Company’s Medical segment.
(c)	Sales to Goodrich are included in the results of the Company’s EMS segment
(d)	Sales to Honeywell are included in the results of the Company’s EMS segment. In March 2009, the Company terminated its sales agreement with Honeywell, an aerospace customer with several facilities to which it supplied product. Disengagement procedures and the winding down of contracts were completed in the second quarter of fiscal 2010.

Net sales were made to customers located in the following countries:

	For the Year Ended June 30,
	2010	2009	2008
United States	$137,377	$167,782	$175,443
Ireland	21,258	21,102	24,288
Canada	72	15,525	21,506
Other foreign countries (a)	15,270	17,462	8,569

Consolidated total	$173,977	$221,871	$229,806

(a)	No other single country accounted for 10% or more of export sales in the fiscal years ended June 30, 2010, 2009, or 2008.

ASW devices and related engineering contract services to the U.S. government and foreign countries contributed approximately $62.6 million (36%), $41.6 million (19%) and $47.4 million (21%), respectively, to total net sales for the fiscal years ended June 30, 2010, 2009 and 2008.

The Company’s investment in property, plant and equipment, which are located in the United States, Canada and Vietnam, are summarized, net of accumulated depreciation, as follows:

	As of June 30, 2010	As of June 30, 2009
United States (a)	$6,572	$6,594
Vietnam	2,352	2,563
Canada (b)	—	676

Consolidated total	$8,924	$9,833

(a)	Property, plant and equipment located in the United States excludes assets held-for-sale in New Mexico of approximately $3.9 million and $5.1 million, as further discussed in Notes 4 and 14.
(b)	The Company’s Canadian facility was idled in fiscal 2009, with remaining customer business and certain assets transferred to the Company’s Brooksville, Florida location.

(16) Quarterly Results of Operations (Unaudited) (In thousands, except per share data):

	Quarter
	1st	2nd	3rd	4th
Year Ended June 30, 2010
Net sales	$48,104	$47,223	$38,637	$40,013
Gross profit	7,420	8,141	5,515	5,507
Net income	1,405	3,248	689	2,098
Basic and diluted net income per share	0.14	0.33	0.07	0.21
Year Ended June 30, 2009
Net sales	$53,996	$54,516	$54,592	$58,767
Gross profit	2,589	3,796	4,961	4,540
Net loss	(3,362)	(2,791)	(763)	(8,837)
Basic and diluted net loss per share	(0.34)	(0.28)	(0.08)	(0.90)

(17) Subsequent Event

On August 6, 2010, the Company completed the acquisition of certain assets related to the contract manufacturing business of Delphi Medical Systems, LLC (“Delphi Medical”). The purchase price of $8.0 million is subject to final inventory and assumed employee accrual adjustments and was financed entirely through the use of Company cash. The acquired business, which will be part of the Company’s Medical segment, will provide a new and diversified customer base and will provide Sparton with a geographic presence in the western United States. Delphi Medical primarily manufactures OEM medical devices including blood separation equipment, spinal surgery products and 3-D eye mapping devices. It also provides engineering and manufacturing support to a market-leading environmental sensor company whose markets include meteorology, weather critical operations and controlled environment applications. The initial accounting for the acquisition is not complete pending detailed analyses of the facts and circumstances that existed as of the acquisition date.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Years Ended June 30,

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Addition Charged to Other Accounts	Write-Offs/ Dispositions	Balance at End of Period
2010
Allowance for losses on accounts receivable	$534	$133	$—	$(135)	$532
Reserves deducted from inventory	$3,732	$(464)	$—	$(1,099)	$2,169
2009
Allowance for losses on accounts receivable	$258	$444	$—	$(168)	$534
Reserves deducted from inventory	$4,047	$2,266	$—	$(2,581)	$3,732
2008
Allowance for losses on accounts receivable	$32	$237	$—	$(11)	$258
Reserves deducted from inventory	$3,374	$1,436	$—	$(763)	$4,047

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	By-Laws of the Registrant as amended, incorporated herein by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 3, 2008.

3.2	Amended Articles of Incorporation of the Registrant, incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended September 30, 2004.

3.3	Amended Code of Regulations of the Registrant, incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended September 30, 2004.

10.1	Amended and Restated Revolving Credit and Security Agreement dated August 14, 2009 among the Company, its subsidiaries and National City Business Credit, Inc., incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2009.

10.2	Post-closing Agreement dated August 14, 2009 among the Company, its subsidiaries and National City Business Credit, Inc., incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2009.

10.3†	Long-Term Stock Option Incentive Plan, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2009.

10.4	Lease Extension and Amendment Agreement dated May 1, 2010 between Sparton Technology, Inc. and 9621 Coors, L.L.C., guaranteed by Albuquerque Motor Company, Inc., incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2010.

10.5	Option Agreement dated May 1, 2010 by and between Sparton Technology, Inc. and 9621 Coors, L.L.C., guaranteed by Albuquerque Motor Company, Inc., incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2010.

10.6†	Employment Agreement dated November 6, 2008, by and between the Company and Cary B. Wood, incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 13, 2008.

10.7†	Employment Agreement dated March 30, 2009 by and between the Company and Greg Slome, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2009.

10.8†	Executive Employment Agreement, effective as of January 5, 2009, by and between the Company and Gordon Madlock, incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 29, 2009.

21.1*	Subsidiaries of Sparton Corporation

23.1*	Consent of BDO USA, LLP

31.1*	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Indicates management contract or compensatory arrangement.