Form 10-Q
period 2010-09-30
SPARTON CORP
filed 2010-11-09
CIK 92679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-1000

Sparton Corporation

(Exact name of registrant as specified in its charter)

Ohio	38-1054690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

425 N. Martingale Road, Suite 2050, Schaumburg, Illinois	60173-2213
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 2, 2010, there were 10,200,534 shares of common stock, $1.25 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SPARTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in thousands, except share data)

	September 30, 2010	June 30, 2010 (a)
Assets
Current Assets:
Cash and cash equivalents	$27,281	$30,589
Restricted cash	3,174	3,162
Accounts receivable, net of allowance for doubtful accounts of $532 and $532, respectively	20,906	17,967
Inventories and cost of contracts in progress, net	36,629	26,514
Income taxes receivable	304	296
Deferred income taxes	57	57
Property held for sale	3,900	3,900
Prepaid expenses and other current assets	1,499	1,449

Total current assets	93,750	83,934
Property, plant and equipment, net	9,547	8,924
Goodwill	19,141	19,141
Other intangible assets, net	4,693	4,803
Other non-current assets	3,028	3,059

Total assets	$130,159	$119,861

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$121	$121
Accounts payable	16,595	13,045
Accrued salaries and wages	4,255	5,737
Accrued health benefits	1,026	989
Current portion of pension liability	238	1,139
Restructuring accrual	260	233
Advance billings on customer contracts	24,240	21,595
Other accrued expenses	5,268	3,345

Total current liabilities	52,003	46,204
Deferred income taxes — non-current	1,693	1,579
Pension liability — non-current portion	2,122	1,980
Long-term debt — non-current portion	1,766	1,796
Environmental remediation — non-current portion	3,959	4,033

Total liabilities	61,543	55,592

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, no par value; 200,000 shares authorized, none outstanding	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 10,200,534 and 10,200,534 shares outstanding, respectively	12,751	12,751
Capital in excess of par value	19,987	19,864
Retained earnings	39,106	35,026
Accumulated other comprehensive loss	(3,228)	(3,372)

Total shareholders’ equity	68,616	64,269

Total liabilities and shareholders’ equity	$130,159	$119,861

(a)	Derived from the Company’s audited financial statements as of June 30, 2010.

See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Dollars in thousands, except share data)

	For the Three Months Ended
	September 30, 2010	September 30, 2009
Net sales	$45,767	$48,104
Cost of goods sold	38,741	40,732

Gross profit	7,026	7,372

Operating Expense:
Selling and administrative expenses	4,961	4,580
Amortization of intangible assets	110	117
Restructuring/impairment charges	77	876
Gain on acquisition	(2,400)	—
Gain on sale of property, plant and equipment	(18)	—
Other operating expenses	192	190

Total operating expense	2,922	5,763

Operating income	4,104	1,609

Other income (expense)
Interest expense	(170)	(259)
Interest income	58	8
Other, net	74	81

Total other expense, net	(38)	(170)

Income before provision for (benefit from) income taxes	4,066	1,439
Provision for (benefit from) income taxes	(14)	34

Net income	$4,080	$1,405

Income per share of common stock:
Basic	$0.40	$0.14

Diluted	$0.40	$0.14

Weighted average shares of common stock outstanding:
Basic	10,200,534	9,951,507

Diluted	10,207,617	9,951,507

See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

	For the Three Months Ended
	September 30, 2010	September 30, 2009
Cash Flows from Operating Activities:
Net income	$4,080	$1,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	323	428
Deferred income tax expense	114	34
Pension expense	190	497
Stock-based compensation expense	123	—
Non-cash restructuring/impairment charges	—	150
Net gain on sale of property, plant and equipment	(18)	—
Gain on acquisition	(2,400)	—
Other	87	60
Changes in operating assets and liabilities:
Accounts receivable	(2,939)	13,503
Income taxes receivable	(8)	—
Inventories and cost of contracts in progress	541	2,981
Prepaid expenses and other assets	(104)	145
Advance billings on customer contracts	2,645	(2,107)
Accounts payable and accrued expenses	2,363	(11,959)

Net cash provided by operating activities	4,997	5,137
Cash Flows from Investing Activities:
Purchase of certain contract manufacturing assets of Delphi Medical	(7,803)	—
Additional goodwill from SMS acquisition	—	(977)
Change in restricted cash	(12)	—
Purchases of property, plant and equipment	(476)	(32)
Proceeds from sale of property, plant and equipment	18	—

Net cash used in investing activities	(8,273)	(1,009)
Cash Flows from Financing Activities:
Net short-term bank borrowings (repayments)	—	(15,500)
Repayment of long-term debt	(32)	(3,427)
Payment of debt financing costs	—	(744)

Net cash used in financing activities	(32)	(19,671)

Net decrease in cash and cash equivalents	(3,308)	(15,543)
Cash and cash equivalents at beginning of period	30,589	36,261

Cash and cash equivalents at end of period	$27,281	$20,718

Supplemental disclosure of cash flow information:
Cash paid for interest	$77	$202
Cash paid (received) for income taxes	$(119)	$—

See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands, except share data)

	Three Months Ended September 30, 2010
	Common Stock		Capital In Excess	Retained	Accumulated Other Comprehensive
	Shares	Amount	of Par Value	Earnings	Income (Loss)	Total
Balance at June 30, 2010	10,200,534	$12,751	$19,864	$35,026	$(3,372)	$64,269
Stock-based compensation	—	—	123	—	—	123
Comprehensive income, net of tax:
Net income	—	—	—	4,080	—	4,080
Change in unrecognized pension costs	—	—	—	—	144	144

Comprehensive income						4,224

Balance at September 30, 2010	10,200,534	$12,751	$19,987	$39,106	$(3,228)	$68,616

	Three Months Ended September 30, 2009
	Common Stock		Capital In Excess	Retained	Accumulated Other Comprehensive
	Shares	Amount	of Par Value	Earnings	Income (Loss)	Total
Balance at June 30, 2009	9,951,507	$12,439	$19,671	$27,586	$(4,801)	$54,895
Net and comprehensive income	—	—	—	1,405	—	1,405

Balance at September 30, 2009	9,951,507	$12,439	$19,671	$28,991	$(4,801)	$56,300

See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Business and Basis of Presentation

Sparton Corporation and subsidiaries (the “Company” or “Sparton”) has been in continuous existence since 1900. It was last reorganized in 1919 as an Ohio corporation. The Company is a provider of complex and sophisticated electromechanical devices with capabilities that include concept development, industrial design, design and manufacturing engineering, production, distribution, and field service. The three primary markets the Company serves are the Medical Device (“Medical”), Defense & Security Systems (“DSS”), and Electronic Manufacturing Services (“EMS”) industries. The Company reports its operating results under these three reportable business segments. Financial information by segment is presented in Note 16. All of the Company’s facilities are registered to ISO standards, including 9001 or 13485, with most having additional certifications. The Company’s products and services include products for Original Equipment Manufacturers (“OEM”) and Emerging Technology (“ET”) customers that are microprocessor-based systems that include transducers, printed circuit boards and assemblies, sensors, and electromechanical components, as well as development and design engineering services relating to these product sales. Sparton also develops and manufactures sonobuoys, an anti-submarine warfare (“ASW”) device, used by the United States Navy and other free-world countries. Many of the physical and technical attributes in the production of sonobuoys are similar to those required in the production of the Company’s other electrical and electromechanical products and assemblies.

The unaudited condensed consolidated balance sheets as of September 30, 2010 and June 30, 2010, the unaudited condensed consolidated statements of operations for the three months ended September 30, 2010 and 2009, the unaudited condensed consolidated statements of cash flows for the three months ended September 30, 2010 and 2009, the unaudited condensed consolidated statements of shareholders’ equity for the three months ended September 30, 2010 and 2009 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial information presented herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, which includes information and disclosures not presented herein. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications of prior period amounts have been made to conform to the current year presentation. Subsequent events have been evaluated through the date these financial statements were issued. In the opinion of management, the unaudited condensed consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three months ended September 30, 2010 are not indicative of the results that may be expected for the full fiscal year 2011.

(2) Acquisition of Certain Assets of Delphi Medical’s Contract Manufacturing Business

On August 6, 2010, the Company completed the acquisition of certain assets related to the contract manufacturing business of Delphi Medical Systems, LLC (“Delphi Medical” or “Delphi”). The purchase price of $8.0 million is subject to certain adjustments based on the determination of the final inventory value. Cash consideration paid at closing of approximately $7.8 million, including a $2.0 million escrowed holdback, was net of approximately $0.2 million for the assumption of retained employee accruals and was financed entirely through the use of Company cash. Based on the Company’s initial inventory valuation, a liability has been recorded for additional consideration to be paid to Delphi Medical upon final agreement of this valuation by both parties to the transaction. The purchase agreement provides for the recovery from Delphi Medical of an amount up to $2.0 million, deposited in escrow at closing, for certain excess and obsolete inventory remaining on-hand at the end of the 18 month period from closing. These escrowed funds are additionally available for payment of potential seller indemnification obligations in relation to the agreement.

The acquired business, which is reported in the Company’s Medical segment, provides a new and diversified customer base and provides Sparton with a geographic presence in the western United States. Delphi Medical primarily manufactures OEM medical devices including blood separation equipment, spinal surgery products and 3-D eye mapping devices. It also provides engineering and manufacturing support to a market-leading environmental sensor company whose markets include meteorology, weather critical operations and controlled environment applications.

The following table represents the preliminary allocation of the total consideration to assets acquired and liabilities assumed from Delphi Medical based on Sparton’s preliminary estimate of their respective fair values (in thousands):

Total purchase consideration:
Cash	$7,803
Additional accrued consideration	616

Total purchase consideration	8,419
Assets acquired and liabilities assumed:
Inventory	10,656
Equipment	360
Employee accruals assumed	(197)

Total assets acquired and liabilities assumed	10,819

Gain on acquisition	$2,400

Sparton has determined that the fair value of the assets acquired and liabilities assumed related to this acquisition exceed the total purchase consideration and as a result the Company has recorded a gain on acquisition of $2.4 million in the three months ended September 30, 2010. Sparton believes it was able to purchase this contract manufacturing business from Delphi Medical significantly below its fair value due to Delphi’s desire to liquidate this asset in a timely manner and focus on its core business.

Net sales of approximately $5.9 million and net income of approximately $2.4 million resulting from the acquisition of Delphi Medical since August 6, 2010 are included in the Company’s Condensed Consolidated Statements of Operations for the three months ended September 30, 2010.

The following table summarizes, on a pro forma basis, the combined results of operations of the Company and the acquired contract manufacturing business of Delphi Medical as though the acquisition had occurred as of July 1, 2009. The pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the acquisition occurred as of July 1, 2009 or of future consolidated operating results (in thousands, except per share amounts):

	For the Three Months Ended
	September 30, 2010	September 30, 2009
Net sales	$49,218	$57,662
Net income	$4,003	$931
Net income per share – basic	$0.39	$0.09
Net income per share – diluted	$0.39	$0.09

The Company incurred legal, professional and other costs related to this acquisition aggregating approximately $0.2 million. These costs were recognized as selling and administrative expenses of approximately $0.1 million and $0.1 million in the three months ended September 30, 2010 and June 30, 2010, respectively.

On August 6, 2010 and concurrent with the acquisition of Delphi Medical, the Company entered into leases for two facilities housing the operations of this contract manufacturing business. During the three months ended September 30, 2010, the Company initiated the consolidation of the operations into one facility, and has provided written notice of termination on the lease for the building which the Company will exit. It is expected that the facility consolidation will be completed in the second quarter of fiscal 2011.

(3) Inventories and Cost of Contracts in Progress

The following are the approximate major classifications of inventory, net of advance billings and related valuation allowances, at September 30, 2010 and June 30, 2010(in thousands):

	September 30, 2010	June 30, 2010
Raw materials	$35,539	$25,693
Work in process	7,434	3,611
Finished goods	3,778	6,790

Total inventory and cost of contracts in progress, gross	46,751	36,094
Inventory to which the U.S. government has title due to advance billings	(7,284)	(7,411)
Reserve for obsolescence	(2,838)	(2,169)

Total inventory and cost of contracts in progress, net	$36,629	$26,514

(4) Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following at September 30, 2010 and June 30, 2010 (in thousands):

	September 30, 2010	June 30, 2010
Land and land improvements	$1,235	$1,235
Buildings and building improvements	14,625	14,514
Machinery and equipment	13,188	12,342
Construction in progress	453	574

Total property, plant and equipment	29,501	28,665
Less accumulated depreciation	(19,954)	(19,741)

Total property, plant and equipment, net	$9,547	$8,924

The Company currently has for sale its Bluewater Road property in Albuquerque, New Mexico. The Company classifies this property as Property held for sale.

(5) Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of the net assets acquired in conjunction with the Company’s purchase of Astro Instrumentation, LLC (“Astro”) in May 2006.

Intangible assets represent the values assigned to customer relationships acquired in conjunction with the Company’s purchase of Astro. The weighted average amortization period, gross carrying amount, accumulated amortization and net carrying value of intangible assets at September 30, 2010 and June 30, 2010 are as follows (in thousands):

	September 30, 2010
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer relationships	180 months	$6,600	$(1,907)	$4,693

	June 30, 2010
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer relationships	180 months	$6,600	$(1,797)	$4,803

Sparton did not incur any significant costs to renew or alter the term of its intangible assets during the three months ended September 30, 2010. Amortization expense for both the three months ended September 30, 2010 and 2009 was approximately $0.1 million. Aggregate amortization expense relative to existing intangible assets for the periods shown is currently estimated to be as follows (in thousands):

Fiscal Year Ended June 30,
2011	$440
2012	440
2013	440
2014	440
2015	440
Thereafter	2,603

Total	$4,803

(6) Other non-current assets

Other non-current assets consist of the following at September 30, 2010 and June 30, 2010 (in thousands):

	September 30, 2010	June 30, 2010
Deferred financing fees, net	$621	$706
Cost method investment in Cybernet Systems Corporation	1,623	1,623
Coors Road long-term lease receivable	476	468
Other	308	262

Total other non-current assets	$3,028	$3,059

Costs incurred in connection with the Company’s revolving line-of-credit of approximately $1.0 million were deferred and are amortized to interest expense over the three year term of the facility.

The Company holds an approximate 12% interest in Cybernet Systems Corporation (“Cybernet”), a developer of hardware, software, next-generation network computing, and robotics products. Beginning in February 2010, the Company accounts for its investment in Cybernet under the cost method. Previously, this investment was accounted for under the equity method.

The Company is due three equal annual payments, beginning May 1, 2011 and aggregating, approximately $0.8 million, in relation to the long-term lease of its Coors Road property in Albuquerque, New Mexico. The $0.8 million of future payments due have been discounted for the imputation of interest, resulting in a discounted receivable of approximately $0.7 million. Approximately $0.2 million of this discounted receivable is due within the next 12 months and therefore is included in prepaid expenses and other current assets on the balance sheets at September 30, 2010 and June 30, 2010.

(7) Debt

Short-term debt maturities and revolving line of credit — Short-term debt at September 30, 2010 and June 30, 2010 reflects the current portion of the Company’s industrial revenue bonds of approximately $0.1 million.

The Company has $20 million of maximum borrowing availability, subject to certain collateral restrictions, under a revolving line-of-credit facility provided in August 2009 by National City Business Credit, Inc. (now PNC Bank, National Association) to support working capital needs and other general corporate purposes. The new line-of-credit facility is secured by substantially all of the assets of the Company. Outstanding borrowings bear interest at a variable rate defined as the Bank’s minimum base rate plus a specified margin, each component of which is determined separately for domestic and Eurodollar loans, but in no case less than a total rate of 7% per annum, which at September 30, 2010 was 7%. As a condition of the line-of-credit facility, the Company is subject to compliance with certain customary covenants, which the Company met at September 30, 2010. The Company had no borrowings drawn against the credit facility at both September 30, 2010 and June 30, 2010. Interest accrued related to this facility amounted to approximately $68,000 and $66,000 as of September 30, 2010 and June 30, 2010, respectively. The maturity date for the line-of-credit is August 14, 2012. The Company’s prior line of credit was retired on August 14, 2009.

Long-term debt — Long-term debt consists of the following at September 30, 2010 and June 30, 2010 (in thousands):

	September 30, 2010	June 30, 2010
Industrial revenue bonds, face value	$1,997	$2,029
Less unamortized purchase discount	(110)	(112)

Total long-term debt	1,887	1,917
Less: current portion	(121)	(121)

Long-term debt, net of current portion	$1,766	$1,796

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

The bonds carry certain sinking fund requirements generally obligating the Company to make monthly deposits of one twelfth of the annual obligation plus accrued interest. The purchase discount is being amortized ratably over the remaining term of the bonds. Amortization expense for each of the three months ended September 30, 2010 and 2009 was approximately $2,000. The Company also has an irrevocable letter of credit in the amount of approximately $0.3 million, which is renewable annually, to secure repayment of a portion of the bonds.

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

(8) Fair Value Measurements

As of September 30, 2010, the Company has no assets or liabilities which it measures and carries on its balance sheet at fair value on a recurring basis. The Company’s long-term debt instruments, consisting of industrial revenue bonds at September 30, 2010, are carried at historical cost. As of September 30, 2010 and June 30, 2010, the fair value of the industrial revenue bonds was approximately $2.4 million and $2.3 million, respectively compared to carrying values of approximately $1.9 million and $1.9 million, respectively. These fair values were derived from discounted cash flow analyses based on the terms of the contracts and observable market data, including adjustment for non-performance risk. The fair value of accounts receivable and accounts payable approximated their carrying values at both September 30, 2010 and June 30, 2010.

(9) Income Taxes

The Company’s effective income tax rate for the interim periods presented is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to applicable permanent differences, federal alternative minimum taxes, foreign income taxes, state income taxes and changes in the valuation allowance for deferred income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

For the three months ended September 30, 2010 and 2009, provisions for income taxes of approximately $0.1 million and $0.0 million, respectively, were recognized relating to the increase in the deferred tax liability associated with the amortization of goodwill for tax purposes. There was no other federal income tax expense recorded for either of the three months ended September 30, 2010 or 2009, as income generated in these periods was offset by the utilization of previously recorded net operating loss carryforwards and the reversal of the related valuation allowance. The Company additionally recorded a benefit of approximately $0.1 million during the three months ended September 30, 2010 relating to income tax carryback refunds from the Canadian government.

(10) Defined Benefit Pension Plan

Approximately 600 employees and retirees of the Company are covered by a defined benefit pension plan. Effective April 1, 2009, participation and the accrual of benefits in this pension plan were frozen, at which time all participants became fully vested. The components of net periodic pension expense are as follows for the three months ended September 30, 2010 and 2009 (in thousands):

	For the Three Months Ended
	September 30, 2010	September 30, 2009
Service cost	$—	$—
Interest cost	120	150
Expected return on plan assets	(74)	(71)
Amortization of prior service cost	—	—
Amortization of unrecognized net actuarial loss	79	105

Net periodic benefit cost	125	184
Pro rata recognition of lump-sum settlements	65	313

Total periodic pension expense	$190	$497

Lump-sum settlement charges of approximately $0.1 million and $0.3 million were recognized during the three months ended September 30, 2010 and 2009, respectively, in anticipation of lump-sum benefit distributions exceeding plan service and interest costs for the 2011 and 2010 fiscal years. The Company’s policy is to fund the plan based upon legal requirements and tax regulations. During the three months ended September 30, 2010 and 2009, approximately $0.8 million and $1.8 million, respectively, was contributed to the pension plan, reflective of required funding and discretionary funding to ensure funding levels are in excess of 80%. For further information on future funding projections and other pension disclosures see Part II, Item 8, Note 8 “Employee Retirement Benefit Plans” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

(11) Commitments and Contingencies

Environmental Remediation — Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Although the Company entered into a long-term lease of the Coors Road property that was treated as a sale of property during the fourth quarter of fiscal 2010, it remains responsible for the remediation obligations related to its past operation of this facility. At September 30, 2010, Sparton had accrued approximately $4.4 million as its best estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which approximately $0.4 million is classified as a current liability and included on the balance sheet in other accrued expenses. The Company’s minimum cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements.

On October 15, 2009, approximately $3.1 million of cash was utilized to establish a trust, the Sparton Corporation Financial Assurance Trust, for remediation activity. The funds are held in Sparton’s name and are invested with Sparton receiving the benefit of the investment return. As of September 30, 2010, approximately $3.2 million was held in this trust. These funds are available for use against the $4.4 million expected remediation liability. The trust was established to meet the United States Environmental Protection Agency’s (“EPA”) financial assurance requirements for the fiscal year ended June 30, 2010, with trust funds to be drawn upon only should Sparton not continue to meet its financial remediation requirements. The trust was to remain in place until the Company could again satisfy the EPA financial assurance requirements through compliance with financial ratios, as was previously attained on an annual basis until fiscal year 2009. Based on the Company’s financial results for fiscal year 2010, the Company was again in compliance with the financial ratios and dissolved the trust during October 2010; as such, this restricted cash is classified as current in the Consolidated Balance Sheet at September 30, 2010.

In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8.4 million incurred from the date of settlement, if any, of which approximately $3.4 million has been incurred as of September 30, 2010 toward the $8.4 million threshold. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency.

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

Litigation — On August 9, 2009, Sparton and certain subsidiaries were named as defendants in a wrongful death suit, alleging that a defective transmission shifter assembly in a 1996 Chrysler automobile caused a July 2007 death. The suit also named Chrysler LLC, Dura Automotive Systems, Inc., and Chandler Motors Company as defendants. The suit was filed in Pontotoc County Circuit Court in Mississippi. Sparton has not manufactured automotive shifter assemblies for Chrysler since December 1996, when it sold its KPI Group subsidiary to Dura Automotive Systems, Inc. The plaintiff seeks damages from the defendants for economic loss, pain and suffering, and loss of companionship, as well as punitive damages. Sparton has denied liability, has notified its insurance carriers regarding this claim, and is vigorously defending this matter. At this time, it is not possible to determine or predict the outcome of this suit, and as a result, no amounts have been accrued in the financial statements as of September 30, 2010. While no assurances can be given, the Company does not believe that this litigation, if adversely determined, would have a material adverse affect on the Company’s financial position or results of operations.

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

(12) Stock-Based Compensation

The Company has two long-term incentive plans. The Sparton Corporation Stock Incentive Plan, as amended and restated (the “2001 Plan”) was approved by the Company’s shareholders on October 24, 2001. The Sparton Corporation 2010 Long-Term Incentive Plan (the “2010 Plan”) was approved by the Company’s shareholders on October 28, 2009.

2001 Plan. Under the 2001 Plan, the Company may grant to employees and non-employee directors incentive or non-qualified stock options, stock appreciation rights, restricted stock and other stock-based awards. All of the stock options issued to date under the 2001 Plan have either three, five or ten-year lives with either immediate vesting or vesting on an annual basis over four years beginning one year after grant date. Restricted stock awards granted to date to employees under the 2001 Plan vest annually over periods ranging from approximately 2.5 to 3 years. Unrestricted stock awards granted to date under the 2001 Plan represent fiscal year 2010 annual stock grants to directors as a component of their overall compensation. The 2001 Plan’s termination date with respect to the granting of new awards is October 24, 2011. The total number of shares that may be granted under the 2001 Plan is 970,161 shares of the Company’s common stock, of which amount, 57,195 shares remain available for awards as of September 30, 2010.

2010 Plan. Under the 2010 Plan, the Company may grant to employees, officers and directors of the Company or its subsidiaries incentive and non-qualified stock options, stock appreciation rights, restricted stock or restricted stock units, performance awards and other stock-based awards, including grants of shares. Restricted stock awards granted to date to employees under the 2010 Plan vest annually over four years, subject to achievement of certain financial performance metrics in addition to the service requirements. The 2010 Plan has a term of ten years. The total number of shares that may be awarded under the 2010 Plan is 1,000,000 shares of common stock, of which amount, 777,973 shares remain available for awards as of September 30, 2010.

The Company did not grant any stock-based compensation awards during the three months ended September 2010 or 2009.

The following table shows stock-based compensation expense by type of share-based award for the three months ended September 30, 2010 and 2009 included in the condensed consolidated statements of operations (in thousands):

	For the Three Months Ended
	September 30, 2010	September 30, 2009
Fair value expense of stock option awards	$—	$(29)
Restricted stock	123	29

Total stock-based compensation	$123	$—

The following table shows the total remaining unrecognized compensation cost related to: restricted stock grants and the fair value expense of stock option awards; as well as the weighted average remaining required service period over which such costs will be recognized as of September 30, 2010:

	Total Remaining Unrecognized Compensation Cost	Weighted Average Remaining Required Service Period
	(in thousands)	(in years)
Fair value expense of stock option awards	$—	—
Restricted stock	926	2.47

	$926	2.47

The following is a summary of options outstanding and exercisable at September 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at June 30, 2010	269,796	$6.89
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at September 30, 2010	269,796	$6.89	3.49	$121

Exercisable at September 30, 2010	269,796	$6.89	3.49	$121

The following is a summary of activity for the three months ended September 30, 2010 related to shares granted under the Company’s long-term incentive plans:

	Shares	Weighted Average Grant Date Fair Value
Restricted shares at June 30, 2010	262,095	$4.55
Granted	—	—
Vested	—	—
Forfeited	—	—

Restricted shares at September 30, 2010	262,095	$4.55

(13) Earnings Per Share Data

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

Earnings per share calculations, including weighted average number of shares of common stock outstanding used in calculating basic and diluted income per share, for the three months ended September 30, 2010 and 2009 are as follows:

	For the Three Months Ended
	September 30, 2010	September 30, 2009
Net income (in thousands)	$4,080	$1,405

Weighted average shares outstanding – Basic	10,200,534	9,951,507
Net effect of dilutive stock options	7,083	—

Weighted average shares outstanding – Diluted	10,207,617	9,951,507

Net income per share:
Basic	$0.40	$0.14

Diluted	$0.40	$0.14

For the three months ended September 30, 2010 and 2009, 262,095 and 93,334, respectively, unvested restricted shares were included in determining both basic and diluted earnings per share. Potential shares of common stock excluded from diluted income per share computations because their inclusion would be anti-dilutive were 158,546 and 176,409 for the three months ended September 30, 2010 and 2009, respectively.

(14) Comprehensive Income

Comprehensive income, which includes all changes in the Company’s equity during the period except transactions with shareholders, consisted of the following for the three months ended September 30, 2010 and 2009 (in thousands):

	For the Three Months Ended
	September 30, 2010	September 30, 2009
Net income	$4,080	$1,405
Other comprehensive income — Change in unrecognized pension costs, net of tax	144	—

Comprehensive income	$4,224	$1,405

(15) Restructuring Activities

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

Plant Closures

London, Ontario, Canada — On March 30, 2009, Sparton announced the idling and subsequent closing of its London, Ontario, Canada, production facility. The closing was in response to market and economic conditions that had resulted in the facility being underutilized because of significantly decreased customer volumes. Twenty-four salaried and 63 hourly employees were affected, with the employees receiving severance packages consistent with Company policy. Sparton’s London facility produced electronic circuit boards. Remaining customer business was transferred to Sparton’s Brooksville, Florida facility, and the closure has been completed. In October 2009, the land and building were listed for sale with depreciation on these assets ceasing at that time. In June 2010, the land and building with a net book value of approximately $0.6 million was sold for approximately $0.1 million, resulting in a loss on sale of approximately $0.5 million recorded within Restructuring/impairment charges in the consolidated statement of operations for the three months ended June 30, 2010.

For the fiscal year ended June 30, 2009, approximately $3.0 million of restructuring charges were recognized in conjunction with this plant closure. For the year ended June 30, 2010, approximately $0.2 million was recognized, exclusive of the loss on sale of facility discussed above. The Company does not expect to recognize any additional costs related to the Canadian facility closing. All cash expenditures related to this plant closure have been made as of September 30, 2010.

Jackson, Michigan — On March 4, 2009, Sparton announced the closing of its Jackson, Michigan manufacturing operations. The closing was in response to the difficult economic and competitive situation in the industries served. The closing affected 39 salaried and 167 hourly employees who received severance packages consistent with Company policy. The Jackson facility had served as both the Company’s headquarters and a manufacturing plant. Products manufactured in Jackson were transferred to the Company’s production facilities in Brooksville, Florida, and Ho Chi Minh City, Vietnam. Customer orders were not affected by the transfer to other facilities. The closure has been complete, with actual production activities ceasing in August, 2009. Net sales for the Jackson plant were approximately $2.9 million for the three months ended September 30, 2009. In October 2009, the land and building were listed for sale with depreciation on these assets ceasing at that time. In June 2010, the land and building with a net book value of approximately $0.3 million was sold for approximately four thousand dollars, resulting in a loss on sale of approximately $0.3 million recorded within Restructuring/impairment charges in the consolidated statement of operations for the three months ended June 30, 2010.

For the fiscal year ended June 30, 2009, approximately $2.5 million of restructuring charges were recognized in connection with this plant closure. For the year ended June 30, 2010, approximately $0.7 million was recognized, exclusive of the loss on sale of facility discussed above. The Company does not expect to recognize any additional costs related to the Jackson facility closing. Expected remaining cash expenditures related to this plant closure of approximately $0.1 million represent future lease payments and are expected to be paid out by the end of fiscal year 2012.

Albuquerque, New Mexico — On June 17, 2008, Sparton announced its commitment to close the Albuquerque, New Mexico facility of Sparton Technology, Inc., a wholly-owned subsidiary of Sparton. The Albuquerque facility primarily produced circuit boards for customers operating in the EMS market. The plant ceased production and closed in October 2008.

The land and building in Albuquerque is currently being marketed for sale. The majority of other assets and equipment was relocated to other Sparton facilities. The net book value of the land and building to be sold, which as of September 30, 2010 and June 30, 2010, totaled approximately $3.9 million, reflect facility impairment charges of approximately $1.1 million and $0.8 million in fiscal 2010 and 2009, respectively, against the prior carrying amount of the property. The property is reported as held-for-sale on the Company’s balance sheet as a current asset. Depreciation on these assets ceased in October 2008.

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

Relocation of Corporate Headquarters

On June 18, 2009, the Company announced the planned relocation of its Jackson, Michigan headquarters to a leased executive office in Schaumburg, Illinois during fiscal 2010. With the closing of the Jackson production facility, as discussed above, the headquarters moved to a smaller, more efficient location. In connection with this relocation, the Company recognized approximately $1.1 million and $0.1 million in the years ended June 30, 2010 and 2009, respectively, primarily related to employee relocation expenses. The Company does not expect to recognize any additional costs related to the relocation of its corporate headquarters. All cash expenditures related to this relocation have been made as of September 30, 2010.

Delphi Medical Contract Manufacturing Business Acquisition Related Restructuring

During the first quarter of fiscal 2011, the Company took certain cost reduction actions in relation to its acquisition of certain assets related to the contract manufacturing business of Delphi Medical. These actions included a workforce reduction at the Colorado location and the consolidation of the Colorado manufacturing facilities from two to one. The Company incurred approximately $0.1 million in relation to these acquisition related restructuring activities in the three months ended September 30, 2010. The Company expects to incur minimal additional costs and has remaining restructuring related cash payments of approximately $0.1 million to be paid out during the second quarter of fiscal 2011.

Summary of Restructuring Charges

The Company does not expect to incur additional costs related to restructuring activities. The table below summarizes the nature and amount of restructuring actions for the year ended June 30, 2010 and the three months ended September 30, 2010 (in thousands):

	Workforce Reduction (principally severance and retention bonuses)	Facility Closing	Lease Terminations	Production Transfer	Total
Accrual balance at June 30, 2009	$375	$—	$1,990	$—	$2,365
Restructuring charges	350	1,188	409	—	1,947
Less: cash payments	(718)	(1,175)	(2,186)	—	(4,079)
Restructuring reversals	—	—	—	—	—

Accrual balance at June 30, 2010	$7	$13	$213	$—	$233
Restructuring charges	64	13	—	—	77
Less: cash payments	(7)	(23)	(20)	—	(50)
Restructuring reversals	—	—	—	—	—

Accrual balance at September 30, 2010	$64	$3	$193	$—	$260

During the three months ended September 30, 2009, approximately $0.2 million of impairment related to property, plant and equipment was recorded. The impairments in this period related to facility closings and are reflected in restructuring/impairment charges for that period.

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

(16) Business Segments

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

Operating results and certain other financial information about the Company’s three reportable segments for the three months ended September 30, 2010 and 2009 and as of September 30, 2010 and June 30, 2010 were as follows (in thousands):

	For the Three Months Ended September 30, 2010
	Medical	EMS	DSS	Other Unallocated	Eliminations	Total
Sales	$19,045	$12,328	$17,597	$—	$(3,203)	$45,767
Gross profit	$1,867	$907	$4,252	$—	$—	$7,026
Operating income (loss)	$2,797	$97	$3,322	$(2,112)	$—	$4,104
Selling and administrative expenses	$1,283	$828	$930	$1,920	$—	$4,961
Restructuring/impairment charges	$77	$—	$—	$—	$—	$77
Gain on sale of property, plant and equipment	$—	$(18)	$—	$—	$—	$(18)
Gain on acquisition	$(2,400)	$—	$—	$—	$—	$(2,400)
Depreciation/amortization	$162	$107	$36	$18	$—	$323
Capital expenditures	$2	$268	$178	$28	$—	$476

	For the Three Months Ended September 30, 2009
	Medical	EMS	DSS	Other Unallocated	Eliminations	Total
Sales	$19,556	$17,603	$13,345	$—	$(2,400)	$48,104
Gross profit	$2,934	$1,018	$3,420	$—	$—	$7,372
Operating income (loss)	$1,864	$(293)	$2,927	$(2,889)	$—	$1,609
Selling and administrative expenses	$953	$856	$493	$2,278	$	$4,580
Restructuring/impairment charges	$—	$455	$—	$421	$—	$876
Depreciation/amortization	$153	$230	$41	$4	$—	$428
Capital expenditures	$10	$2	$8	$12	$—	$32

	As of September 30, 2010
	Medical	EMS	DSS	Other Unallocated	Eliminations	Total
Total assets	$62,034	$25,024	$4,470	$38,631	$—	$130,159

	As of June 30, 2010
	Medical	EMS	DSS	Other Unallocated	Eliminations	Total
Total assets	$46,695	$25,219	$5,980	$41,967	$—	$119,861

(17) New Accounting Standard

In July 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, (“ASU 2010-20”). This update enhances the disclosure requirements about the credit quality and related allowance for credit losses of financing receivables. ASU 2010-20 is effective for Sparton in the second quarter of fiscal 2011. The adoption of this disclosure guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant events affecting Sparton Corporation’s (the “Company” or “ Sparton”) results of operations and financial condition during the periods included in the accompanying financial statements. Additional information regarding the Company can be accessed via Sparton’s website at www.sparton.com. Information provided at the website includes, among other items, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Quarterly Earnings Releases, News Releases, and the Code of Business Conduct and Ethics, as well as various corporate charters and documents.

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

Business Overview

General

Sparton is a provider of complex and sophisticated electromechanical devices with capabilities that include concept development, industrial design, design and manufacturing engineering, production, distribution, and field service. The Company operates predominantly in three markets — Medical Device (“Medical”), Electronic Manufacturing Services (“EMS”) and Defense & Security Systems (“DSS”).

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

Medical Segment

Medical operations are comprised of contract development, design, production and distribution of complex and sophisticated medical related electromechanical devices for customers with specialized needs, specifically in the design and manufacturing process, to assure product reliability and safety in accordance with Food and Drug Administration (“FDA”) guidelines and approvals. This group specializes in systems and procedures targeted to the requirements of medical OEM and ET customers primarily in the In Vitro Diagnostic and Therapeutic Device segments of the Medical Device market space.

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

Risks and Uncertainties

Sparton, as a high-mix, low to medium volume supplier, provides rapid product turnaround for customers. High-mix describes customers needing multiple product types with generally low to medium volume manufacturing runs. As a contract manufacturer with customers in a variety of markets, the Company has substantially less visibility of end user demand and, therefore, forecasting sales can be problematic. Customers may cancel their orders, change production quantities and/or reschedule production for a number of reasons. Depressed economic conditions may result in customers delaying delivery of product, or the placement of purchase orders for lower volumes than previously anticipated. Unplanned cancellations, reductions, or delays by customers may negatively impact the Company’s results of operations. As many of the Company’s costs and operating expenses are relatively fixed within given ranges of production, a reduction in customer demand can disproportionately affect the Company’s gross margins and operating income. The majority of the Company’s sales have historically come from a limited number of customers. Significant reductions in sales to, or a loss of, one of these customers could materially impact our operating results if the Company were not able to replace those sales with new business.

Other risks and uncertainties that may affect our operations, performance, growth forecasts and business results include, but are not limited to, timing and fluctuations in U.S. and/or world economies, sharp volatility of world financial markets over a short period of time, competition in the overall contract manufacturing business, availability of production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, foreign currency exchange rate risk, uncertainties associated with the outcome of litigation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation, customer labor and work strikes, and uncertainties related to defects discovered in certain of the Company’s aerospace circuit boards. Further risk factors are the availability and cost of materials, as well as non-cancelable purchase orders we have committed to in relation to customer forecasts that can be subject to change. A number of events can impact these risks and uncertainties, including potential escalating utility and other related costs due to natural disasters, as well as political uncertainties such as the conflicts in Iraq and Afghanistan. The Company has encountered availability and extended lead time issues on some electronic components due to strong market demand; this resulted in higher prices and/or late deliveries. In addition, some electronics components used in production are available from a limited number of suppliers, or a single supplier, which may affect availability and/or pricing. Additionally, the timing of sonobuoy sales to the U.S. Navy is dependent upon access to the test range and successful passage of product tests performed by the U.S. Navy. Access to the Navy test range has been difficult to predict in the past. Additional risk factors that have arisen more recently include dependence on key personnel, recent volatility in the stock markets and the impact on the Company’s pension plan. Finally, the Sarbanes-Oxley Act of 2002, and more recently the Frank-Dodd Act have required or will require changes in, and formalization of, some of the Company’s corporate governance and compliance practices. The SEC and the New York Stock Exchange also passed rules and regulations requiring additional compliance activities. Compliance with these rules has increased administrative costs and may increase these costs further in the future. A further discussion of the Company’s risk factors has been included in Part I, Item 1(a), “Risk Factors”, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.

Recent Development

On August 6, 2010, the Company completed the acquisition of certain assets related to the contract manufacturing business of Delphi Medical Systems, LLC (“Delphi Medical” or “Delphi”). The purchase price of $8.0 million is subject to certain adjustments based on the determination of the final inventory value. Cash consideration paid at closing of approximately $7.8 million, including a $2.0 million escrowed holdback, was net of approximately $0.2 million for the assumption of retained employee accruals and was financed entirely through the use of Company cash. Based on the Company’s initial inventory valuation, a liability has been recorded for additional consideration to be paid to Delphi Medical upon final agreement of this valuation by both parties to the transaction. The purchase agreement provides for the recovery from Delphi Medical of an amount up to $2.0 million, deposited in escrow at closing, for certain excess and obsolete inventory remaining on-hand at the end of the 18 month period from closing. These escrowed funds are additionally available for payment of potential seller indemnification obligations in relation to the agreement.

The acquired business, which is reported in the Company’s Medical segment, is expected to add $32 million in projected annual revenue from a new and diversified customer base and provides Sparton with a geographic presence in the western United States. Delphi Medical primarily manufactures OEM medical devices including blood separation equipment, spinal surgery products and 3-D eye mapping devices. It also provides engineering and manufacturing support to a market-leading environmental sensor company whose markets include meteorology, weather critical operations and controlled environment applications.

Sparton has determined that the fair value of the assets acquired and liabilities assumed related to this acquisition exceed the total purchase consideration and as a result the Company has recorded a gain on acquisition of $2.4 million in the three months ended September 30, 2010. Sparton believes it was able to purchase this contract manufacturing business from Delphi Medical significantly below its fair value due to Delphi’s desire to liquidate this asset in a timely manner and focus on its core business.

Net sales of approximately $5.9 million and net income of approximately $2.4 million resulting from the acquisition of Delphi Medical since August 6, 2010 are included in the Company’s Condensed Consolidated Statements of Operations for the three months ended September 30, 2010.

The following table summarizes, on a pro forma basis, the results of operations of the acquired contract manufacturing business of Delphi Medical as though the acquisition had occurred as of July 1, 2009. The pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the acquisition occurred as of July 1, 2009 or of future consolidated operating results (in thousands):

	For the Three Months Ended September 30,
	2010			2009
	Pre Acquisition	Post Acquisition	Colorado Pro Forma	Colorado Pro Forma
Sales	$3,451	$5,940	$9,391	$9,558
Gross profit	$85	$557	$642	$99
Gain on acquisition	$—	$(2,400)	$(2,400)	$—
Operating income (loss)	$(85)	$2,381	$2,296	$(499)
Net income (loss)	$(77)	$2,419	$2,342	$(474)

The Company incurred legal, professional and other costs related to this acquisition aggregating approximately $0.2 million. These costs were recognized as selling and administrative expenses of approximately $0.1 million and $0.1 million in the three months ended September 30, 2010 and June 30, 2010, respectively.

On August 6, 2010 and concurrent with the acquisition of Delphi Medical, the Company entered into leases for two facilities housing the operations of this contract manufacturing business. During the three months ended September 30, 2010, the Company initiated the consolidation of the operations into one facility, and has provided written notice of termination on the lease for the building which the Company will exit. It is expected that the facility consolidation will be completed in the second quarter of fiscal 2011.

Consolidated Results of Operations

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report.

Summary

The major elements affecting net income for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 were as follows (in millions):

Net income year-to-date fiscal 2010		$1.4
Improved gross profit on DSS programs	$0.8
Decreased gross profit on Medical programs	(1.1)
Decreased gross profit on EMS programs	(0.1)
Increased selling and administrative expenses	(0.4)
Decreased restructuring/impairment charges	0.8
Gain on acquisition	2.4
Other	0.3

Net change		2.7

Net income year-to-date fiscal 2011		$4.1

To date, fiscal 2011 was impacted by:

•	Increased gross profit on DSS programs due to increased sonobouy sales to the U.S. Navy.

•	Decreased gross profit on Medical programs due to decreased capacity utilization, unfavorable product mix and customer pricing adjustments.

•	Decreased gross profit on EMS programs due mainly to a decrease in sales volume, partially offset by plant closures, consolidations and an aggressive continuous improvement program.

•

Increased selling and administrative expenses reflecting additional expenses related to the Company’s Colorado facility, increased information technology expenses and increased expenses related to the Company’s long-term incentive plan, offset by reduced selling and administrative expenses due to the consolidation of EMS facilities during fiscal 2010.

•	Restructuring/impairment charges of approximately $0.1 million in fiscal 2011 compared to $0.9 million in fiscal 2010.

•	Fiscal 2011 gain on acquisition of certain assets related to the contract manufacturing business of Delphi Medical.

Presented below are more detailed comparative data and discussions regarding our consolidated results of operations for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Results of operations for any period less than one year are not necessarily indicative of results of operations that may be expected for a full year.

For the Three Months Ended September 30, 2010 compared to the Three Months Ended September 30, 2009

The following table presents selected consolidated statement of operations data for the three months ended September 30, 2010 and 2009 (in thousands):

	2010		2009
	Total	% of Sales	Total	% of Sales
Net sales	$45,767	100.0%	$48,104	100.0%
Cost of goods sold	38,741	84.6	40,732	84.7

Gross profit	7,026	15.4	7,372	15.3
Selling and administrative expenses	4,961	10.8	4,580	9.5
Restructuring/impairment charges	77	0.2	876	1.8
Gain on acquisition	(2,400)	(5.2)	—	0.0
Other operating expense, net	284	0.6	307	0.7

Operating income	4,104	9.0	1,609	3.3
Total other expense, net	(38)	(0.1)	(170)	(0.3)

Income before provision for income taxes	4,066	8.9	1,439	3.0
Provision for (benefit from) income taxes	(14)	(0.0)	34	0.1

Net income	$4,080	8.9%	$1,405	2.9%

The following table presents net sales for the three months ended September 30, 2010 and 2009 (in thousands):

	2010		2009
SEGMENT	Total	% of Total	Total	% of Total	% Change
Medical	$19,045	42%	$19,556	41%	(3)%
EMS	12,328	27	17,603	36	(30)
DSS	17,597	38	13,345	28	32
Eliminations	(3,203)	(7)	(2,400)	(5)	33

Totals	$45,767	100%	$48,104	100%	(5)

The following table presents gross profit and gross profit as a percent of net sales for the three months ended September 30, 2010 and 2009 (in thousands):

	2010		2009
SEGMENT	Total	GP%	Total	GP%
Medical	$1,867	10%	$2,934	15%
EMS	907	7	1,018	6
DSS	4,252	24	3,420	26

Totals	$7,026	15	$7,372	15

The following table presents operating income (loss) and operating income (loss) as a percent of net sales for the three months ended September 30, 2010 and 2009 (in thousands):

	2010		2009
SEGMENT	Total	% of Sales	Total	% of Sales
Medical	$2,797	15%	$1,864	10%
EMS	97	1	(293)	(2)
DSS	3,322	19	2,927	22
Other unallocated	(2,112)	—	(2,889)	—

Totals	$4,104	9	$1,609	3

Medical

Medical sales in the three months ended September 30, 2010 included $5.9 million of additional sales from the acquisition of certain assets related to the contract manufacturing business of Delphi Medical. Excluding these fiscal year 2011 incremental sales, Medical sales decreased approximately $6.4 million in the three months ended September 30, 2010 as compared with the same quarter last year. This decrease in comparable sales was primarily due to decreased sales to three customers. One customer sales decreased by $3.0 million, reflecting the suspension of production to make product enhancement modifications. Another customer sales decreased by $2.4 million as it reduced inventory levels in the current year quarter. A third customer sales decreased by $2.1 million, reflecting increased sales on a new product in the prior fiscal year quarter. Several other customers in the aggregate accounted for the remaining sales variance. Medical sales are dependent on a small number of key strategic customers. Siemens Diagnostics contributed 17% and 22% of consolidated company net sales during the three months ended September 30, 2010 and 2009, respectively. Medical backlog was approximately $30.4 million at September 30, 2010. Commercial orders, in general, may be rescheduled or cancelled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the September 30, 2010 Medical backlog is currently expected to be realized in the next 12 months.

Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and costs associated with new program introduction. The gross profit percentage on Medical sales decreased to 10% from 15% for the three months ended September 30, 2010 and 2009, respectively. This decline in margin on Medical sales reflects decreased capacity utilization at the Company’s Strongsville, Ohio facility. Additionally contributing to the decrease in margin was unfavorable product mix between the two periods and the loss of certain favorable materials pricing benefits in the prior year to customer pricing adjustments. These downward pressures on gross margin were partially offset by greater operating efficiencies from consolidation of manufacturing operations and the Company’s continued implementation of Lean Enterprise. Gross profit percentage on sales from the acquired Delphi Medical business was 9%.

Selling and administrative expenses relating to the Medical segment were $1.3 million and $1.0 million for the three months ended September 30, 2010 and 2009, respectively, as increased direct and allocated expenses related to the recent acquisition of $0.4 million were partially offset by decreased direct selling and administrative expenses from the Ohio facility, reflecting lower travel and bad debt expense.

Restructuring/impairment charges relating to the Medical segment were $0.1 million for the three months ended September 30, 2010 and related to the workforce reduction and facility consolidation at the Company’s Colorado facility. No restructuring/impairment charges relating to the Medical segment were recognized in the prior year quarter. For a further discussion of the restructuring activity see Note 15 to the Unaudited Condensed Consolidated Financial Statements.

On August 6, 2010, the Company completed the acquisition of certain assets related to the contract manufacturing business of Delphi Medical. The Company determined that the fair value of the assets acquired and liabilities assumed related to this acquisition exceeded the total purchase consideration and as a result the Company has recorded a gain on acquisition of $2.4 million in three months ended September 30, 2010. For a further discussion of this acquisition, see Note 2 to the Unaudited Condensed Consolidated Financial Statements.

EMS

EMS sales for the three months ended September 30, 2010 decreased approximately $5.3 million as compared with the same quarter last year. This decrease primarily reflects decreased sales to two customers, whose combined decrease totaled approximately $6.8 million from the prior year quarter. Sparton disengaged with one of these customers, Honeywell, during the three months ended December 31, 2009. The decrease in sales to the second customer reflects the quarter over quarter loss of certain programs with this customer. Partially offsetting these decreases, sales to another customer increased by approximately $0.6 million. EMS sales include intercompany sales resulting primarily from the production of circuit boards that are then utilized in DSS product sales. Intercompany sales increased approximately $0.8 million in the comparable three month period. These intercompany sales are eliminated in consolidation. Several other customers in the aggregate accounted for the remaining sales variance. EMS backlog was approximately $27.8 million at September 30, 2010. Commercial orders, in general, may be rescheduled or cancelled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the September 30, 2010 EMS backlog is currently expected to be realized in the next 12 months.

The gross profit percentage on EMS sales increased to 7% for the three months ended September 30, 2010 compared to 6% for the three months ended September 30, 2009. The quarter over quarter comparison reflects improved performance and the reduced overhead costs associated with plant closures, consolidation of EMS operations and an aggressive continuous improvement program, partially offset by the overall decrease in sales volume. Additionally offsetting these improvements, margin was favorably impacted in the prior year quarter by price increases to Honeywell during its disengagement. Plant closures and restructuring activities are discussed further in Note 15 of the Unaudited Condensed Consolidated Financial Statements.

Selling and administrative expenses relating to the EMS segment were $0.8 million for the three months ended September 30, 2010 compared to $0.9 million for the three months ended September 30, 2009, as decreased expenses related to the consolidation of EMS facilities during fiscal 2010 were offset by an increase in allocated corporate selling and administrative expenses.

Restructuring/impairment charges relating to the EMS segment were $0.5 million for the three months ended September 30, 2009. No restructuring/impairment charges relating to the EMS segment were recognized in the current year quarter. For a further discussion of the restructuring activity see Note 15 to the Unaudited Condensed Consolidated Financial Statements.

DSS

DSS sales for the three months ended September 30, 2010 were significantly above the first quarter of last fiscal year, showing an increase of $4.3 million, reflecting higher U.S. Navy sonobuoy production in the current year quarter. Partially offsetting this increase in sonobouy sales to the U.S. Navy was a decrease in sonobuoy sales to foreign governments and a slight decrease in engineering sales revenue. Total sales to the U.S. Navy in the three months ended September 30, 2010 and 2009 was approximately $15.4 million and $10.2 million, or 38% and 28%, respectively, of consolidated Company net sales for those periods. Sonobuoy sales to foreign governments were $1.7 million and $2.3 million in the three months ended September 30, 2010 and 2009, respectively. DSS backlog was approximately $55.5 million at September 30, 2010. A majority of the September 30, 2010 DSS backlog is currently expected to be realized within the next 12 to 16 months.

The gross profit percentage on DSS sales for the three months ended September 30, 2010 was 24% compared to 26% for the three months ended September 30, 2009. The Company continues to realize elevated margins on the production of U.S. Navy sonobuoys reflecting success in sustaining previous improvements in production efficiency through the continued implementation of Lean Enterprise.

Selling and administrative expenses relating to the DSS segment were $0.9 million and $0.5 million for the three months ended September 30, 2010 and 2009, respectively, reflecting increased direct selling and administrative expenses primarily due to approximately $0.2 million of Company funded research and development expenses incurred in the current fiscal quarter and an increase in allocated corporate selling and administrative expenses.

Other Unallocated

Total corporate selling and administrative expenses were $3.7 million and $3.5 million for the three months ended September 30, 2010 and 2009, respectively, reflecting increased information technology expenses and increased expenses related to the Company’s long-term incentive plan. Of these costs, $1.8 million and $1.2 million, respectively, were allocated to segment operations in these periods. Allocations of corporate selling and administrative expenses are based on the nature of the service provided and can fluctuate from period to period.

Other operating expenses were $0.2 million in each of the three months ended September 30, 2010 and 2009, respectively. These expenses primarily represent ongoing costs for closed facilities and facilities held for sale.

Non-segment related restructuring/impairment charges were $0.4 million for the three months ended September 30, 2009 and were related to relocation of the Company’s corporate office. No non-segment restructuring/impairment charges were recognized in the current year quarter. For a further discussion of the restructuring activity see Note 15 to the Unaudited Condensed Consolidated Financial Statements.

Interest expense consists of interest and fees on our outstanding debt and revolving credit facility (see Note 7 to the Unaudited Condensed Consolidated Financial Statements), including amortization of financing costs. Interest expense was $0.2 million for the three months ended September 30, 2010 compared to $0.3 million for the three months ended September 30, 2009. The decrease primarily reflects the repayment of the Company’s line-of-credit and bank term debt with available cash on August 14, 2009.

Due to the factors described above, the Company reported net income of $4.1 million ($0.40 per share, basic and diluted) for the three months ended September 30, 2010, compared to net income of $1.4 million ($0.14 per share, basic and diluted) for the corresponding period last year.

Liquidity and Capital Resources

Certain of the Company’s DSS contracts allow for billings to occur when certain milestones under the applicable program are reached, independent of the amount expended by Sparton as of such date. These advance billings reduce the amount of cash that would otherwise be required during the performance of these contracts. As of September 30, 2010 and June 30, 2010, $24.2 million and $21.6 million, respectively, of billings in excess of costs were received. The Company currently expects to meet its liquidity needs through a combination of sources including, but not limited to, operations, existing cash balances, its revolving line-of-credit, anticipated continuation of advance billings on certain DSS contracts, the potential proceeds from sale of our remaining closed facility, and continued improvement in inventory management. With the above sources providing the expected cash flows, the Company currently believes that it will have sufficient liquidity for our anticipated needs over the next 12 months, but no assurances regarding liquidity can be made.

Operating activities provided $5.0 million and $5.1 million of net cash flows in three months ended September 30, 2010 and 2009, respectively. Excluding changes in working capital, operating activities provided $2.5 million and $2.6 million in the first quarter of fiscal 2011 and 2010, respectively, reflecting the Company’s relative operating performance during those periods. Working capital provided $2.5 million of net cash flows in each of the three months ended September 30, 2010 and 2009. First quarter fiscal 2011 working capital related cash flows primarily reflect the collection of advance billings related to U.S. Navy contracts during the quarter in excess of the funding of production under those contracts, partially offset by working capital funding related the Company’s newly acquired Colorado facility as well as a funding of a pension contribution. First quarter fiscal 2010 working capital related cash flows primarily reflect reduced working capital requirements related to lower sales volumes due to customer disengagements, the closing of facilities and the Company’s inventory management efforts, offset by the funding of production related to U.S. Navy contracts during the year in excess of advance billings received as well as cash outlays relating to restructuring activities and a pension contribution.

Cash flows used in investing activities in three months ended September 30, 2010 and 2009 totaled $8.3 million and $1.0 million, respectively. The three months ended September 30, 2010 reflects the acquisition of certain assets related to the contract manufacturing business of Delphi Medical. The consideration paid of $7.8 million is net of assumed employee accrual adjustments and is subject to final inventory adjustments. The purchase was financed entirely through the use of Company cash. The three months ended September 30, 2009 reflects the payment of contingent purchase consideration to the prior owners of Astro Instrumentation, LLC. Capital expenditures for the three months ended September 30, 2010 and 2009 were approximately $0.5 million and $0.0 million, respectively.

Cash flows used in financing activities in three months ended September 30, 2010 and 2009 totaled approximately $0.0 million and $19.7 million, respectively. The primary uses of cash from financing activities in the first quarter of fiscal 2010 was the repayment of debt. Fiscal 2010 also reflects the payment of financing fees related to the Company’s new revolving credit facility. In the three months ended September 30, 2009, the Company paid off the existing balance on its line-of-credit facility totaling $15.5 million, and the $3.4 million remaining balance on its term loan, with National City Bank.

As of September 30, 2010, the Company’s bank line-of-credit facility totaled $20.0 million, subject to certain collateral restrictions, with no borrowings against the available funds. This bank debt is subject to certain customary covenants which were met at September 30, 2010. The maturity date for this line-of-credit is August 14, 2012. The Company also has approximately $1.9 million of industrial revenue bonds outstanding at September 30, 2010. See Note 7, Debt, of the “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of the Company’s debt.

At September 30, 2010, the Company has approximately $3.2 million in a trust, the Sparton Corporation Financial Assurance Trust, related to environmental remediation activities at one of Sparton’s former facilities. The funds are held in Sparton’s name and are invested with Sparton receiving the benefit of the investment return. These funds are available for use to satisfy the $4.4 million of expected remediation liability reflected in the September 30, 2010 balance sheet. The Company was able to dissolve the trust during October 2010. For further discussion of this remediation activity, see “Commitments and Contingencies” below.

Commitments and Contingencies

Environmental Remediation

Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Although the Company entered into a long-term lease of the Coors Road property that was treated as a sale of property during the fourth quarter of fiscal 2010, it remains responsible for the remediation obligations related to its past operation of this facility. At September 30, 2010, Sparton had accrued approximately $4.4 million as its best estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which approximately $0.4 million is classified as a current liability and included on the balance sheet in other accrued expenses. The Company’s minimum cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements.

On October 15, 2009, approximately $3.1 million of cash was utilized to establish a trust, the Sparton Corporation Financial Assurance Trust, for remediation activity. The funds are held in Sparton’s name and are invested with Sparton receiving the benefit of the investment return. As of September 30, 2010, approximately $3.2 million was held in this trust. These funds are available for use against the $4.4 million expected remediation liability. The trust was established to meet the United States Environmental Protection Agency’s (“EPA”) financial assurance requirements for the fiscal year ended June 30, 2010, with trust funds to be drawn upon only should Sparton not continue to meet its financial remediation requirements. The trust was to remain in place until the Company could again satisfy the EPA financial assurance requirements through compliance with financial ratios, as was previously attained on an annual basis until fiscal year 2009. Based on the Company’s financial results for fiscal year 2010, the Company was again in compliance with the financial ratios and dissolved the trust during October 2010; as such, this restricted cash is classified as current in the Consolidated Balance Sheet at September 30, 2010.

In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8.4 million incurred from the date of settlement, if any, of which approximately $3.4 million has been incurred as of September 30, 2010 toward the $8.4 million threshold. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency.

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

Litigation

On August 9, 2009, Sparton and certain subsidiaries were named as defendants in a wrongful death suit, alleging that a defective transmission shifter assembly in a 1996 Chrysler automobile caused a July 2007 death. The suit also named Chrysler LLC, Dura Automotive Systems, Inc., and Chandler Motors Company as defendants. The suit was filed in Pontotoc County Circuit Court in Mississippi. Sparton has not manufactured automotive shifter assemblies for Chrysler since December 1996, when it sold its KPI Group subsidiary to Dura Automotive Systems, Inc. The plaintiff seeks damages from the defendants for economic loss, pain and suffering, and loss of companionship, as well as punitive damages. Sparton has denied liability, has notified its insurance carriers regarding this claim, and is vigorously defending this matter. At this time, it is not possible to determine or predict the outcome of this suit, and as a result, no amounts have been accrued in the financial statements as of September 30, 2010. While no assurances can be given, the Company does not believe that this litigation, if adversely determined, would have a material adverse affect on the Company’s financial position or results of operations.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Information regarding the Company’s long-term debt obligations, environmental liability payments, operating lease payments, and other commitments is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010. As discussed in Note 2 to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report, concurrent with the August 2010 acquisition of certain assets of the contract manufacturing business of Delphi Medical Systems, LLC, the Company entered into leases of facilities housing the operations of this contract manufacturing business. Due primarily to the leases of the new facilities, contractual obligations under operating leases are now $1,683,000, $1,797,000, $1,098,000, $714,000, $718,000 and $1,556,000 for fiscal years 2011, 2012, 2013, 2014, 2015 and thereafter, respectively. In addition, as of June 30, 2010, there were $16.6 million of non-cancelable purchase orders outstanding. This amount has increased to $24.6 million as of September 30, 2010. Other than as noted above, there have been no material changes in the nature or amount of the Company’s contractual obligations since June 30, 2010.

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

We have identified the most critical accounting policies upon which our financial status depends. The critical policies were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. We also have other policies considered key accounting policies; however, these policies do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are complex or subjective. Our critical accounting policies include the following:

•	Environmental contingencies

•	Government contract cost estimates

•	Commercial inventory valuation allowances

•	Allowances for probable losses on receivables

•	Pension obligations

•	Business combinations

•	Valuation of property, plant and equipment

•	Goodwill and customer relations

•	Income taxes

•	Restructuring accrual

•	Stock-based compensation

There have been no significant changes to our critical accounting policies that are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended June 30, 2010.

New Accounting Pronouncements

See Note 17, Summary of Significant Accounting Policies, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company manufactures its products in the United States and Vietnam. Sales are to the U.S. as well as foreign markets. The Company is potentially subject to foreign currency exchange rate risk relating to intercompany activity and balances and to receipts from customers and payments to suppliers in foreign currencies. Also, adjustments related to the translation of the Company’s Vietnamese financial statements into U.S. dollars are included in current earnings. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in the domestic and foreign markets in which the Company operates. However, minimal third party receivables and payables are denominated in foreign currency and the related market risk exposure is considered to be immaterial.

The Company’s revolving credit line, if drawn upon, is subject to future interest rate fluctuations which could potentially have a negative impact on cash flows of the Company. The Company is not party to any currency exchange or interest rate protection agreements as of September 30, 2010.

Item 4. Controls and Procedures.

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

There have been no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2010 and the other information in our subsequent filings with the SEC, including this Quarterly Report on Form 10-Q. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks. The risks described in our Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition, results of operations and stock price.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Second Amended Articles of Incorporation of the Registrant, incorporated herein by reference from the Registrant’s Proxy Statement on Form DEF 14A filed with the SEC on September 21, 2010.

3.2	Amended and Restated Code of Regulations of the Registrant, incorporated herein by reference from the Registrant’s Proxy Statement on Form DEF 14A filed with the SEC on September 21, 2010.

10.1	Amended and Restated Revolving Credit and Security Agreement dated August 14, 2009 among the Company, its subsidiaries and National City Business Credit, Inc., incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2009.

10.2	Post-closing Agreement dated August 14, 2009 among the Company, its subsidiaries and National City Business Credit, Inc., incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2009.

10.3	Long-Term Stock Option Incentive Plan, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2009.

10.4	Lease Extension and Amendment Agreement dated May 1, 2010 between Sparton Technology, Inc. and 9621 Coors, L.L.C., guaranteed by Albuquerque Motor Company, Inc., incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2010.

10.5	Option Agreement dated May 1, 2010 by and between Sparton Technology, Inc. and 9621 Coors, L.L.C., guaranteed by Albuquerque Motor Company, Inc., incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2010.

10.6	Asset Purchase Agreement dated July 9, 2010 between Delphi Medical Systems, LLC and Sparton Medical Systems Colorado, LLC, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 12, 2010.

31.1*	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sparton Corporation

Date: November 9, 2010	By:	/s/ CARY B. WOOD
Cary B. Wood
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2010	By:	/s/ GREGORY A. SLOME
Gregory A. Slome
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)