Form 10-Q
period 2010-12-31
SPARTON CORP
filed 2011-02-09
CIK 92679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of January 31, 2011, there were 10,216,484 shares of common stock, $1.25 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SPARTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in thousands, except share data)

	December 31, 2010	June 30, 2010 (a)
Assets
Current Assets:
Cash and cash equivalents	$29,941	$30,589
Restricted cash	—	3,162
Accounts receivable, net of allowance for doubtful accounts of $455 and $532, respectively	18,504	17,967
Inventories and cost of contracts in progress, net	35,076	26,514
Income taxes receivable	304	296
Deferred income taxes	57	57
Property held for sale	3,900	3,900
Prepaid expenses and other current assets	1,988	1,449

Total current assets	89,770	83,934
Property, plant and equipment, net	10,179	8,924
Goodwill	19,141	19,141
Other intangible assets, net	4,583	4,803
Other non-current assets	2,949	3,059

Total assets	$126,622	$119,861

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$121	$121
Accounts payable	14,462	13,045
Accrued salaries and wages	4,177	5,737
Accrued health benefits	948	989
Current portion of pension liability	178	1,139
Restructuring accrual	170	233
Advance billings on customer contracts	22,773	21,595
Other accrued expenses	3,849	3,345

Total current liabilities	46,678	46,204
Deferred income taxes — non-current	1,807	1,579
Pension liability — non-current portion	2,080	1,980
Long-term debt — non-current portion	1,735	1,796
Environmental remediation — non-current portion	3,886	4,033

Total liabilities	56,186	55,592

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, no par value; 200,000 shares authorized, none outstanding	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 10,216,484 and 10,200,534 shares outstanding, respectively	12,771	12,751
Capital in excess of par value	20,216	19,864
Retained earnings	40,541	35,026
Accumulated other comprehensive loss	(3,092)	(3,372)

Total shareholders’ equity	70,436	64,269

Total liabilities and shareholders’ equity	$126,622	$119,861

(a)	Derived from the Company’s audited financial statements as of June 30, 2010.

See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Dollars in thousands, except share data)

	For the Three Months Ended		For the Six Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Net sales	$46,331	$47,223	$92,098	$95,327
Cost of goods sold	38,784	39,088	77,525	79,820

Gross profit	7,547	8,135	14,573	15,507

Operating Expense:
Selling and administrative expenses	5,689	5,109	10,523	9,689
Internal research and development expenses	155	—	282	—
Amortization of intangible assets	110	117	220	234
Restructuring/impairment charges	—	1,007	77	1,883
Gain on acquisition	—	—	(2,400)	—
Gain on sale of property, plant and equipment	—	—	(18)	—
Other operating expenses	12	423	204	613

Total operating expense	5,966	6,656	8,888	12,419

Operating income	1,581	1,479	5,685	3,088

Other income (expense)
Interest expense	(181)	(203)	(351)	(462)
Interest income	28	8	86	16
Other, net	121	35	195	116

Total other expense, net	(32)	(160)	(70)	(330)

Income before provision for (benefit from) income taxes	1,549	1,319	5,615	2,758
Provision for (benefit from) income taxes	114	(1,929)	100	(1,895)

Net income	$1,435	$3,248	$5,515	$4,653

Income per share of common stock:
Basic	$0.14	$0.33	$0.54	$0.47

Diluted	$0.14	$0.33	$0.54	$0.47

Weighted average shares of common stock outstanding:
Basic	10,209,376	9,964,420	10,204,955	9,957,964

Diluted	10,249,593	9,964,420	10,229,449	9,957,964

See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

	For the Six Months Ended
	December 31, 2010	December 31, 2009
Cash Flows from Operating Activities:
Net income	$5,515	$4,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	687	739
Deferred income tax expense	228	(1,895)
Pension expense	285	723
Stock-based compensation expense	372	384
Non-cash restructuring/impairment charges	—	150
Net gain on sale of property, plant and equipment	(18)	—
Gain on acquisition	(2,400)	—
Other	174	102
Changes in operating assets and liabilities:
Accounts receivable	(537)	16,423
Income taxes receivable	(8)	—
Inventories and cost of contracts in progress	2,094	6,547
Prepaid expenses and other assets	(598)	(976)
Advance billings on customer contracts	1,178	(5,421)
Accounts payable and accrued expenses	(954)	(20,534)

Net cash provided by operating activities	6,018	895
Cash Flows from Investing Activities:
Purchase of certain contract manufacturing assets of Delphi Medical	(8,419)	—
Additional goodwill from SMS acquisition	—	(977)
Change in restricted cash	3,162	(3,129)
Purchases of property, plant and equipment	(1,362)	(687)
Proceeds from sale of property, plant and equipment	18	450

Net cash used in investing activities	(6,601)	(4,343)
Cash Flows from Financing Activities:
Net short-term bank borrowings (repayments)	—	(15,500)
Repayment of long-term debt	(65)	(4,457)
Payment of debt financing costs	—	(844)

Net cash used in financing activities	(65)	(20,801)

Net decrease in cash and cash equivalents	(648)	(24,249)
Cash and cash equivalents at beginning of period	30,589	36,261

Cash and cash equivalents at end of period	$29,941	$12,012

Supplemental disclosure of cash flow information:
Cash paid for interest	$182	$329
Cash paid (received) for income taxes	$(102)	$4

See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands, except share data)

	Six Months Ended December 31, 2010
	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at June 30, 2010	10,200,534	$12,751	$19,864	$35,026	$(3,372)	$64,269
Stock grants issued	15,950	20	(20)	—	—	—
Stock-based compensation	—	—	372	—	—	372
Comprehensive income, net of tax:
Net income	—	—	—	5,515	—	5,515
Change in unrecognized pension costs	—	—	—	—	280	280

Comprehensive income						5,795

Balance at December 31, 2010	10,216,484	$12,771	$20,216	$40,541	$(3,092)	$70,436

	Six Months Ended December 31, 2009
	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at June 30, 2009	9,951,507	$12,439	$19,671	$27,586	$(4,801)	$54,895
Stock grants issued	27,000	34	(34)	—	—	—
Stock-based compensation	—	—	384	—	—	384
Comprehensive income, net of tax:
Net income	—	—	—	4,653	—	4,653
Change in unrecognized pension costs	—	—	—	—	637	637

Net and comprehensive income	—	—	—	—	—	5,290

Balance at December 31, 2009	9,978,507	$12,473	$20,021	$32,239	$(4,164)	$60,569

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

The unaudited condensed financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial information presented herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, which includes information and disclosures not presented herein. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications of prior period amounts have been made to conform to the current year presentation. Subsequent events have been evaluated through the date these financial statements were issued. In the opinion of management, the unaudited condensed consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three and six months ended December 31, 2010 are not indicative of the results that may be expected for the full fiscal year 2011.

(2) Acquisition of Certain Assets of Delphi Medical’s Contract Manufacturing Business

On August 6, 2010, the Company completed the acquisition of certain assets related to the contract manufacturing business of Delphi Medical Systems, LLC (“Delphi Medical” or “Delphi”). The purchase price was approximately $8.6 million, including additional consideration paid during the three months ended December 31, 2010 related to determination of the final inventory value. Total cash consideration paid of approximately $8.4 million, including a $2.0 million escrowed holdback, was net of approximately $0.2 million for the assumption of retained employee accruals and was financed entirely through the use of Company cash. The purchase agreement provides for the recovery from Delphi Medical of an amount up to $2.0 million, deposited in escrow at closing, for certain excess and obsolete inventory remaining on-hand at the end of the 18 month period from closing. These escrowed funds are additionally available for payment of potential seller indemnification obligations in relation to the agreement.

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

The following table represents the preliminary allocation of the total consideration to assets acquired and liabilities assumed from Delphi Medical based on Sparton’s preliminary estimate of their respective fair values (in thousands):

Total purchase consideration:	$8,419

Assets acquired and liabilities assumed:
Inventory	10,656
Equipment	360
Employee accruals assumed	(197)

Total assets acquired and liabilities assumed	10,819

Gain on acquisition	$2,400

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

Included in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2010 are net sales of approximately $11.4 million and $17.3 million, respectively, and income before provision for income taxes of approximately $1.2 million and $3.6 million, respectively, resulting from the acquisition of Delphi Medical since August 6, 2010.

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

	For the Three Months Ended		For the Six Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Net sales	$46,331	$54,213	$95,549	$111,875
Income before provision for (benefit from) income taxes	$1,549	$1,275	$5,538	$2,240
Net income	$1,435	$3,204	$5,438	$4,135
Net income per share – basic	$0.14	$0.32	$0.53	$0.42
Net income per share – diluted	$0.14	$0.32	$0.53	$0.42

The Company incurred legal, professional and other costs related to this acquisition aggregating approximately $0.2 million. These costs were recognized as selling and administrative expenses of approximately $0.1 million and $0.1 million in the three months ended September 30, 2010 and June 30, 2010, respectively.

On August 6, 2010 and concurrent with the acquisition of Delphi Medical, the Company entered into leases for two facilities housing the operations of this contract manufacturing business. During the six months ended December 31, 2010, the Company initiated and completed the consolidation of the operations into one facility, and terminated the lease for the building which the Company exited.

(3) Inventories and Cost of Contracts in Progress

The following are the approximate major classifications of inventory, net of advance billings and related valuation allowances, at December 31, 2010 and June 30, 2010 (in thousands):

	December 31, 2010	June 30, 2010
Raw materials	$36,658	$25,693
Work in process	6,625	3,611
Finished goods	4,979	6,790

Total inventory and cost of contracts in progress, gross	48,262	36,094
Inventory to which the U.S. government has title due to advance billings	(10,439)	(7,411)
Reserve for obsolescence	(2,747)	(2,169)

Total inventory and cost of contracts in progress, net	$35,076	$26,514

(4) Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following at December 31, 2010 and June 30, 2010 (in thousands):

	December 31, 2010	June 30, 2010
Land and land improvements	$1,235	$1,235
Buildings and building improvements	15,021	14,514
Machinery and equipment	13,747	12,342
Construction in progress	384	574

Total property, plant and equipment	30,387	28,665
Less accumulated depreciation	(20,208)	(19,741)

Total property, plant and equipment, net	$10,179	$8,924

The Company currently has for sale its Bluewater Road property in Albuquerque, New Mexico. The Company classifies this property as Property held for sale. On December 8, 2010, the Company entered into an agreement to sell its Bluewater Road property to Coven Holdings LLC (the “Buyer”), a New Mexico limited liability company. The total purchase price for the property is $4.5 million, of which $1.0 million earnest money is being held in escrow pursuant to the purchase agreement. The earnest money, and the accrued interest thereon, is fully refundable for the period which the Buyer has to review the property. The balance of the purchase price is due at closing. The sale is currently expected to close by February 2011 month end, but Sparton can offer no assurances that the sale will close on the terms described herein, or at all.

(5) Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of the net assets acquired in conjunction with the Company’s purchase of Astro Instrumentation, LLC (“Astro”) in May 2006.

Intangible assets represent the values assigned to customer relationships acquired in conjunction with the Company’s purchase of Astro. The weighted average amortization period, gross carrying amount, accumulated amortization and net carrying value of intangible assets at December 31, 2010 and June 30, 2010 are as follows (in thousands):

	December 31, 2010
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer relationships	180 months	$6,600	$(2,017)	$4,583

	June 30, 2010
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer relationships	180 months	$6,600	$(1,797)	$4,803

Sparton did not incur any significant costs to renew or alter the term of its intangible assets during the six months ended December 31, 2010. Amortization expense for each the three months ended December 31, 2010 and 2009 was approximately $0.1 million. Amortization expense for each the six months ended December 31, 2010 and 2009 was approximately $0.2 million. Aggregate amortization expense relative to existing intangible assets for the periods shown is currently estimated to be as follows (in thousands):

Fiscal Year Ended June 30,
2011	$440
2012	440
2013	440
2014	440
2015	440
Thereafter	2,603

Total	$4,803

(6) Other non-current assets

Other non-current assets consist of the following at December 31, 2010 and June 30, 2010 (in thousands):

	December 31, 2010	June 30, 2010
Deferred financing fees, net	$536	$706
Cost method investment in Cybernet Systems Corporation	1,623	1,623
Coors Road long-term lease receivable	484	468
Other	306	262

Total other non-current assets	$2,949	$3,059

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

The Company is due three equal annual payments, beginning May 1, 2011 and aggregating, approximately $0.8 million, in relation to the long-term lease of its Coors Road property in Albuquerque, New Mexico. The $0.8 million of future payments due have been discounted for the imputation of interest, resulting in a discounted receivable of approximately $0.8 million. Approximately $0.3 million of this discounted receivable is due within the next 12 months and therefore is included in prepaid expenses and other current assets on the balance sheets at December 31, 2010 and June 30, 2010.

(7) Debt

Short-term debt maturities and revolving line of credit — Short-term debt at December 31, 2010 and June 30, 2010 reflects the current portion of the Company’s industrial revenue bonds of approximately $0.1 million.

The Company has $20 million of maximum borrowing availability, subject to certain collateral restrictions, under a revolving line-of-credit facility provided in August 2009 by National City Business Credit, Inc. (now PNC Bank, National Association) to support working capital needs and other general corporate purposes. The new line-of-credit facility is secured by substantially all of the assets of the Company. Outstanding borrowings bear interest at a variable rate defined as the Bank’s minimum base rate plus a specified margin, each component of which is determined separately for domestic and Eurodollar loans, but in no case less than a total rate of 7% per annum, which at December 31, 2010 was 7%. As a condition of the line-of-credit facility, the Company is subject to compliance with certain customary covenants, which the Company met at December 31, 2010. The Company had no borrowings drawn against the credit facility during the periods ended December 31, 2010 and June 30, 2010. The maturity date for the line-of-credit is August 14, 2012. The Company’s prior line of credit was retired on August 14, 2009.

Long-term debt — Long-term debt consists of the following at December 31, 2010 and June 30, 2010 (in thousands):

	December 31, 2010	June 30, 2010
Industrial revenue bonds, face value	$1,964	$2,029
Less unamortized purchase discount	(108)	(112)

Total long-term debt	1,856	1,917
Less: current portion	(121)	(121)

Long-term debt, net of current portion	$1,735	$1,796

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

The bonds carry certain sinking fund requirements generally obligating the Company to make monthly deposits of one twelfth of the annual obligation plus accrued interest. The purchase discount is being amortized ratably over the remaining term of the bonds. Amortization expense for each of the three months ended December 31, 2010 and 2009 was approximately $3,000. Amortization expense for each of the six months ended December 31, 2010 and 2009 was approximately $5,000. The Company also has an irrevocable letter of credit in the amount of approximately $0.3 million, which is renewable annually, to secure repayment of a portion of the bonds.

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

(8) Fair Value Measurements

As of December 31, 2010, the Company has no assets or liabilities which it measures and carries on its balance sheet at fair value on a recurring basis. The Company’s long-term debt instruments, consisting of industrial revenue bonds at December 31, 2010, are carried at historical cost. As of December 31, 2010 and June 30, 2010, the fair value of the industrial revenue bonds was approximately $2.2 million and $2.3 million, respectively compared to carrying values of approximately $1.9 million and $1.9 million, respectively. These fair values were derived from discounted cash flow analyses based on the terms of the contracts and observable market data, including adjustment for non-performance risk. The fair value of accounts receivable and accounts payable approximated their carrying values at both December 31, 2010 and June 30, 2010.

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

For the six months ended December 31, 2010 and 2009, provisions for income taxes of approximately $0.2 million and $0.2 million, respectively, were recognized relating to the increase in the deferred tax liability associated with the amortization of goodwill for tax purposes. There was no other federal income tax expense recorded for any of the three and six months ended December 31, 2010 or 2009, as income generated in these periods was offset by the utilization of previously recorded net operating loss carryforwards and the reversal of the related valuation allowance. The Company additionally recorded a benefit of approximately $0.1 million during the six months ended December 31, 2010 relating to income tax carryback refunds from the Canadian government.

As a result of tax legislation enacted in November 2009, the Company elected during the three months ended December 31, 2009 to carry back a portion of its fiscal 2008 accumulated net operating loss to fiscal 2003, with this carryback generating a federal income tax refund of $1.7 million. In addition, the Internal Revenue Service issued an industry directive providing guidance for extending the carryback period to ten years for losses related to environmental remediation. The Company elected during the three months ended December 31, 2009 to carryback its remediation losses from fiscal years 2006 through 2009, generating a federal income tax refund of $0.6 million. As of December 31, 2010 and June 30, 2010, the Company has received $2.0 million of the $2.3 million in refund claims. In conjunction with these carryback tax filings, the Company released $2.1 million of its deferred tax asset valuation allowance during the three months ended December 31, 2009.

At June 30, 2010, approximately $15.7 million of U.S. income tax net operating loss carryovers were available to offset the Company’s future Federal taxable income, of which $4.7 million, $5.1 million and $5.9 million expire in 2029, 2028 and 2027, respectively. For state income tax purposes, the Company also had approximately $11.5 million of net operating loss carryovers at June 30, 2010, of which $0.6 million expire in 2011; $1.5 million expire in 2012; $0.9 million expire in 2013; $0.5 million expire in 2014; $3.3 million expire in 2027; $3.1 million expire in 2028; and $1.6 million expire in 2029. While management believes that realization of the deferred tax assets related to these net operating loss carryovers and other net temporary differences is possible, a total valuation allowance of $10.9 million has been established as of June 30, 2010, against the $11.7 million available for U.S. income tax purposes.

(10) Defined Benefit Pension Plan

Approximately 600 employees and retirees of the Company are covered by a defined benefit pension plan. Effective April 1, 2009, participation and the accrual of benefits in this pension plan were frozen, at which time all participants became fully vested. The components of net periodic pension expense are as follows for the three and six months ended December 31, 2010 and 2009 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Service cost	$—	$—	$—	$—
Interest cost	104	137	224	288
Expected return on plan assets	(145)	(131)	(219)	(202)
Amortization of prior service cost	—	—	—	—
Amortization of unrecognized net actuarial loss	38	83	117	187

Net periodic benefit cost	(3)	89	122	273
Pro rata recognition of lump-sum settlements	98	137	163	450

Total periodic pension expense	$95	$226	$285	$723

Lump-sum settlement charges of approximately $0.1 million and $0.2 million were recognized during the three and six months ended December 31, 2010, respectively, in anticipation of lump-sum benefit distributions exceeding plan service and interest costs for the 2011 fiscal year. Lump-sum settlement charges of approximately $0.1 million and $0.5 million were recognized during the three and six months ended December 31, 2009. The Company’s policy is to fund the plan based upon tax regulations and required legal funding requirements, as well as discretionary funding to ensure an adjusted funding target attainment percentage of at least 80%. During the three and six months ended December 31, 2010, approximately $0.1 million and $0.9 million, respectively, was contributed to the pension plan. During the three and six months ended December 31, 2009, approximately $0.0 million and $1.8 million, respectively, was contributed to the pension plan. For further information on future funding projections and other pension disclosures see Part II, Item 8, Note 8 “Employee Retirement Benefit Plans” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

(11) Commitments and Contingencies

Environmental Remediation — Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Although the Company entered into a long-term lease of the Coors Road property that was treated as a sale of property during the fourth quarter of fiscal 2010, it remains responsible for the remediation obligations related to its past operation of this facility. At December 31, 2010, Sparton had accrued approximately $4.4 million as its best estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which approximately $0.5 million is classified as a current liability and included on the balance sheet in other accrued expenses. The Company’s minimum cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements.

On October 15, 2009, approximately $3.1 million of cash was utilized to establish a trust, the Sparton Corporation Financial Assurance Trust, for remediation activity. The funds were held in Sparton’s name and were invested with Sparton receiving the benefit of the investment return. As of June 30, 2010, approximately $3.2 million was held in this trust. These funds were available for use against the expected remediation liability. The trust was established to meet the United States Environmental Protection Agency’s (“EPA”) financial assurance requirements for the fiscal year ended June 30, 2010, with trust funds to be drawn upon only should Sparton not continue to meet its financial remediation requirements. The trust was to remain in place until the Company could again satisfy the EPA financial assurance requirements through compliance with financial ratios, as was previously attained on an annual basis until fiscal year 2009. Based on the Company’s financial results for fiscal year 2010, the Company was again in compliance with the financial ratios and dissolved the trust during October 2010.

In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8.4 million incurred from the date of settlement, if any, of which approximately $3.4 million has been incurred as of December 31, 2010 toward the $8.4 million threshold. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency.

Customer Relationships — The Company had an action before the U.S. Court of Federal Claims to recover damages arising out of an alleged infringement by the U.S. Navy of certain patents held by Sparton and used in the production of sonobuoys. Pursuant to an agreement between the Company and counsel conducting the litigation, a significant portion of the claim will be retained by the Company’s counsel in contingent fees if the litigation is successfully concluded. A trial of the matter was conducted by the court in April 2008, with a decision against Sparton filed in August 2009 and published in September 2009. In October 2009, an appeal of this unfavorable decision was filed with the Federal Circuit Court of Appeals. Based on this decision, management believes that the Company’s ability to obtain any recovery with respect to the claim is remote.

Litigation — On August 9, 2009, Sparton and certain subsidiaries were named as defendants in a wrongful death suit, alleging that a defective transmission shifter assembly in a 1996 Chrysler automobile caused a July 2007 death. The suit also named Chrysler LLC, Dura Automotive Systems, Inc., and Chandler Motors Company as defendants. The suit was filed in Pontotoc County Circuit Court in Mississippi. Sparton has not manufactured automotive shifter assemblies for Chrysler since December 1996, when it sold its KPI Group subsidiary to Dura Automotive Systems, Inc. The plaintiff seeks damages from the defendants for economic loss, pain and suffering, and loss of companionship, as well as punitive damages. Sparton has denied liability, has notified its insurance carriers regarding this claim, and is vigorously defending this matter. At this time, it is not possible to determine or predict the outcome of this suit, and as a result, no amounts have been accrued in the financial statements as of December 31, 2010. While no assurances can be given, the Company does not believe that this litigation, if adversely determined, would have a material adverse affect on the Company’s financial position or results of operations.

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

2001 Plan. Under the 2001 Plan, the Company may grant to employees and non-employee directors incentive or non-qualified stock options, stock appreciation rights, restricted stock and other stock-based awards. All of the stock options issued to date under the 2001 Plan have either three, five or ten-year lives with either immediate vesting or vesting on an annual basis over four years beginning one year after grant date. Restricted stock awards granted to date to employees under the 2001 Plan vest annually over periods ranging from approximately 2.5 to 3 years. Unrestricted stock awards granted to date under the 2001 Plan represent annual stock grants to directors as a component of their overall compensation. The 2001 Plan’s termination date with respect to the granting of new awards is October 24, 2011. The total number of shares that may be granted under the 2001 Plan is 970,161 shares of the Company’s common stock, of which amount, 46,245 shares remain available for awards as of December 31, 2010.

2010 Plan. Under the 2010 Plan, the Company may grant to employees, officers and directors of the Company or its subsidiaries incentive and non-qualified stock options, stock appreciation rights, restricted stock or restricted stock units, performance awards and other stock-based awards, including grants of shares. Restricted stock awards granted to date to employees under the 2010 Plan vest annually over four years, subject to achievement of certain financial performance metrics in addition to the service requirements. The 2010 Plan has a term of ten years. The total number of shares that may be awarded under the 2010 Plan is 1,000,000 shares of common stock, of which amount, 777,973 shares remain available for awards as of December 31, 2010.

The Company did not grant any stock options during the six months ended December 2010. During the three months ended December 31, 2009, the Company awarded an aggregate of 111,250 stock options to certain members of management at an exercise price of $5.00. The stock options were immediately exercisable. The closing price of the Company’s stock on the date of grant was $4.59. The fair value of each grant is estimated at the grant date using the Black-Scholes option pricing method. The table below outlines the assumptions used for the options granted during the three months ended December 31, 2009:

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

The following table shows stock-based compensation expense by type of share-based award for the three and six months ended December 31, 2010 and 2009 included in the condensed consolidated statements of operations (in thousands):

	For the Three Months Ended		For the Six Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Fair value expense of stock option awards	$—	$292	$—	$263
Restricted stock	249	92	372	121

Total stock-based compensation	$249	$384	$372	$384

The following table shows the total remaining unrecognized compensation cost related to restricted stock grants and the fair value expense of stock option awards, as well as the weighted average remaining required service period over which such costs will be recognized as of December 31, 2010:

	Total Remaining Unrecognized Compensation Cost	Weighted Average Remaining Required Service Period
	(in thousands)	(in years)
Fair value expense of stock option awards	$—	—
Restricted stock	803	2.33

	$803	2.33

The following is a summary of options outstanding and exercisable at December 31, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at June 30, 2010	269,796	$6.89
Granted	—	—
Exercised	—	—
Forfeited	(5,000)	5.00
Expired	—	—

Outstanding at December 31, 2010	264,796	$6.93	3.27	$392

Exercisable at December 31, 2010	264,796	$6.93	3.27	$392

The following is a summary of activity for the six months ended December 31, 2010 related to shares granted under the Company’s long-term incentive plans:

	Shares	Weighted Average Grant Date Fair Value
Restricted shares at June 30, 2010	262,095	$4.55
Granted	15,950	7.84
Vested	(15,950)	7.84
Forfeited	—	—

Restricted shares at December 31, 2010	262,095	$4.55

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

Earnings per share calculations, including weighted average number of shares of common stock outstanding used in calculating basic and diluted net income per share, for the three and six months ended December 31, 2010 and 2009 are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Net income (in thousands)	$1,435	$3,248	$5,515	$4,653

Weighted average shares outstanding – Basic	10,209,376	9,964,420	10,204,955	9,957,964
Net effect of dilutive stock options	40,217	—	24,494	—

Weighted average shares outstanding – Diluted	10,249,593	9,964,420	10,229,449	9,957,964

Net income per share:
Basic	$0.14	$0.33	$0.54	$0.47

Diluted	$0.14	$0.33	$0.54	$0.47

For each of the three and six months ended December 31, 2010, 262,095 unvested restricted shares were included in determining both basic and diluted earnings per share. For each of the three and six months ended December 31, 2009, 89,934 unvested restricted shares were included in determining both basic and diluted earnings per share. Potential shares of common stock excluded from diluted income per share computations because their inclusion would be anti-dilutive were 131,801 and 158,546 for the three and six months ended December 31, 2010, respectively, and were 278,135 for each of the three and six months ended December 31, 2009. For the three and six months ended December 31, 2009, basic and diluted loss per share are the same because the inclusion of the incremental potential shares of common stock from any assumed exercise of stock options is anti-dilutive.

(14) Comprehensive Income

Comprehensive income, which includes all changes in the Company’s equity during the period except transactions with shareholders, consisted of the following for the three and six months ended December 31, 2010 and 2009 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Net income	$1,435	$3,248	$5,515	$4,653
Other comprehensive income — Change in unrecognized pension costs, net of tax	136	637	280	637

Comprehensive income	$1,571	$3,885	$5,795	$5,290

(15) Restructuring Activities

2009 Restructuring Plan

During fiscal 2009, management initiated a full evaluation of the Company’s operations and long-term business strategy. As a result, in the third quarter of fiscal 2009, management began to implement a formal turnaround plan focused on returning Sparton to profitability and the assurance of the Company’s viability (the “2009 Restructuring Plan”). These measures were designed to reduce operating costs, increase efficiencies, and improve our competitive position in response to excess capacity, the prevailing economy and the need to optimize manufacturing resources. These restructuring activities included, among other actions, plant consolidations, closures and sales, workforce reductions, customer contract disengagements, changes in employee pension and health care benefits and relocation of the Company’s corporate office. Restructuring/impairment charges of approximately $11.1 million have been incurred as of December 31, 2010 related to these activities of which approximately $0.0 million, $7.0 million and $0.1 million were related to the Medical, EMS and DSS segments, respectively. The Company does not expect to recognize any additional costs related to these activities. Expected remaining cash expenditures related to the 2009 Restructuring Plan of approximately $0.2 million primarily represent future lease payments and are expected to be paid out by the end of fiscal year 2012.

Delphi Medical Contract Manufacturing Business Acquisition Related Restructuring

During the first quarter of fiscal 2011, the Company took certain cost reduction actions in relation to its acquisition of certain assets related to the contract manufacturing business of Delphi Medical (the “2011 Colorado Restructuring Plan”). These actions included a workforce reduction at the Colorado location and the consolidation of the Colorado manufacturing facilities from two to one. Restructuring/impairment charges recognized within the Medical segment of approximately $0.1 million have been incurred as of December 31, 2010 related to these acquisition related restructuring activities. The Company does not expect to recognize any additional costs related to these activities. All cash expenditures related to the 2011 Colorado Restructuring Plan have been made as of December 31, 2010.

Summary of Restructuring Charges

The table below summarizes the nature and amount of restructuring actions for the year ended June 30, 2010 and the six months ended December 31, 2010 (in thousands):

	Workforce Reduction (principally severance and retention bonuses)	Facility Closing	Lease Termination	Production Transfer	Total
Accrual balance at June 30, 2009	$375	$—	$1,990	$—	$2,365
Restructuring charges	350	1,188	409	—	1,947
Less: cash payments	(718)	(1,175)	(2,186)	—	(4,079)
Restructuring reversals	—	—	—	—	—

Accrual balance at June 30, 2010	$7	$13	$213	$—	$233
Restructuring charges	64	13	—	—	77
Less: cash payments	(71)	(26)	(43)	—	(140)
Restructuring reversals	—	—	—	—	—

Accrual balance at December 31, 2010	$—	$—	$170	$—	$170

During the year ended June 30, 2010, approximately $1.4 million of impairment related to property, plant and equipment was recorded. Additionally during fiscal year 2010, the Company sold its Jackson, Michigan and London, Ontario, Canada properties for an aggregate loss of approximately $0.8 million. These impairments and loss on sales related to facility closings and were reflected in restructuring/impairment charges for the year ended June 30, 2010.

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

Defense & Security Systems (“DSS”) operations are comprised of design, development and production of products for a number of technologically significant programs aimed at fulfilling defense and commercial needs. Specializing in the development and production of complex electromechanical equipment, Sparton designs and manufactures sonobuoys, an anti-submarine warfare (“ASW”) device used by the U.S. Navy and foreign governments. This business unit also performs an engineering development function for the United States military and prime defense contractors on advanced technologies targeted as future defense products as well as replacement of current systems. The sonobuoy product line is built to the customer’s demanding specifications. These products are restricted by International Tariff and Arms Regulations (“ITAR”), which limits opportunities for competition.

Operating results and certain other financial information about the Company’s three reportable segments for the three and six months ended December 31, 2010 and 2009 and as of December 31, 2010 and June 30, 2010 were as follows (in thousands):

	For the Three Months Ended December 31, 2010
	Medical	EMS	DSS	Other Unallocated	Eliminations	Total
Sales	$25,650	$10,512	$13,179	$—	$(3,010)	$46,331
Gross profit	$3,790	$749	$3,008	$—	$—	$7,547
Operating income (loss)	$1,850	$(106)	$2,069	$(2,232)	$—	$1,581
Selling and administrative expenses	$1,830	$855	$784	$2,220	$—	$5,689
Depreciation/amortization	$178	$120	$48	$18	$—	$364
Capital expenditures	$—	$598	$224	$64	$—	$886

	For the Three Months Ended December 31, 2009
	Medical	EMS	DSS	Other Unallocated	Eliminations	Total
Sales	$17,358	$14,324	$19,022	$—	$(3,481)	$47,223
Gross profit	$2,463	$711	$4,961	$—	$—	$8,135
Operating income (loss)	$1,542	$(470)	$4,150	$(3,743)	$—	$1,479
Selling and administrative expenses	$804	$827	$811	$2,667	$	$5,109
Restructuring/impairment charges	$—	$354	$—	$653	$—	$1,007
Depreciation/amortization	$153	$114	$41	$3	$—	$311
Capital expenditures	$94	$475	$66	$20	$—	$655

	For the Six Months Ended December 31, 2010
	Medical	EMS	DSS	Other Unallocated	Eliminations	Total
Sales	$44,695	$22,840	$30,776	$—	$(6,213)	$92,098
Gross profit	$5,657	$1,656	$7,260	$—	$—	$14,573
Operating income (loss)	$4,647	$(9)	$5,391	$(4,344)	$—	$5,685
Selling and administrative expenses	$3,113	$1,683	$1,587	$4,140	$—	$10,523
Restructuring/impairment charges	$77	$—	$—	$—	$—	$77
Gain on sale of property, plant and equipment	$—	$(18)	$—	$—	$—	$(18)
Gain on acquisition	$(2,400)	$—	$—	$—	$—	$(2,400)
Depreciation/amortization	$340	$227	$84	$36	$—	$687
Capital expenditures	$2	$866	$402	$92	$—	$1,362

	For the Six Months Ended December 31, 2009
	Medical	EMS	DSS	Other Unallocated	Eliminations	Total
Sales	$36,914	$31,927	$32,367	$—	$(5,881)	$95,327
Gross profit	$5,397	$1,729	$8,381	$—	$—	$15,507
Operating income (loss)	$3,406	$(763)	$7,077	$(6,632)	$—	$3,088
Selling and administrative expenses	$1,757	$1,683	$1,304	$4,945	$	$9,689
Restructuring/impairment charges	$—	$809	$—	$1,074	$—	$1,883
Depreciation/amortization	$306	$344	$82	$7	$—	$739
Capital expenditures	$104	$477	$74	$32	$—	$687

	As of December 31, 2010
	Medical	EMS	DSS	Other Unallocated	Eliminations	Total
Total assets	$61,076	$23,007	$4,271	$38,268	$—	$126,622

	As of June 30, 2010
	Medical	EMS	DSS	Other Unallocated	Eliminations	Total
Total assets	$46,695	$25,219	$5,980	$41,967	$—	$119,861

(17) New Accounting Standard

In July 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, (“ASU 2010-20”). This update enhances the disclosure requirements about the credit quality and related allowance for credit losses of financing receivables. ASU 2010-20 was effective for Sparton in the second quarter of fiscal 2011. The adoption of this disclosure guidance did not have a significant impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant events affecting Sparton Corporation’s (the “Company” or “Sparton”) results of operations and financial condition during the periods included in the accompanying financial statements. Additional information regarding the Company can be accessed via Sparton’s website at www.sparton.com. Information provided at the website includes, among other items, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Quarterly Earnings Releases, News Releases, and the Code of Business Conduct and Ethics, as well as various corporate charters and documents.

The Private Securities Litigation Reform Act of 1995 reflects Congress’ determination that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by corporate management. This report on Form 10-Q contains forward-looking statements within the scope of the Securities Act of 1933 and the Securities Exchange Act of 1934. The words “expects,” “anticipates,” “believes,” “intends,” “plans,” “will,” “shall,” and similar expressions, and the negatives of such expressions, are intended to identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission (“SEC”). These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed below and those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2010. Accordingly, Sparton’s future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. The Company notes that a variety of factors could cause the actual results and experience to differ materially from anticipated results or other expectations expressed in the Company’s forward-looking statements.

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

DSS Segment

DSS operations are comprised of design, development and production of products for a number of technologically significant programs aimed at fulfilling defense and commercial needs. Specializing in the development and production of complex electromechanical equipment, Sparton designs and manufactures sonobuoys, an ASW device used by the U.S. Navy and foreign governments. This business unit also performs an engineering development function for the United States military and prime defense contractors on advanced technologies targeted as future defense products as well as replacement of current systems. The sonobuoy product line is built to the customer’s demanding specifications. These products are restricted by International Tariff and Arms Regulations (“ITAR”), which limits opportunities for competition.

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

Acquisition of Delphi Medical

On August 6, 2010, the Company completed the acquisition of certain assets related to the contract manufacturing business of Delphi Medical Systems, LLC (“Delphi Medical” or “Delphi”). The purchase price was approximately $8.6 million, including additional consideration paid during the three months ended December 31, 2010 related to determination of the final inventory value. Total cash consideration paid of approximately $8.4 million, including a $2.0 million escrowed holdback, was net of approximately $0.2 million for the assumption of retained employee accruals and was financed entirely through the use of Company cash. The purchase agreement provides for the recovery from Delphi Medical of an amount up to $2.0 million, deposited in escrow at closing, for certain excess and obsolete inventory remaining on-hand at the end of the 18 month period from closing. These escrowed funds are additionally available for payment of potential seller indemnification obligations in relation to the agreement.

The acquired business, also now referred to as SMS Colorado, which is reported in the Company’s Medical segment, is expected to add $32 million in projected annual revenue from a new and diversified customer base and provides Sparton with a geographic presence in the western United States. Delphi Medical primarily manufactures OEM medical devices including blood separation equipment, spinal surgery products and 3-D eye mapping devices. It also provides engineering and manufacturing support to a market-leading environmental sensor company whose markets include meteorology, weather critical operations and controlled environment applications.

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

Included in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2010 are net sales of approximately $11.4 million and $17.3 million, respectively, and income before provision for income taxes of approximately $1.2 million and $3.6 million, respectively, resulting from the acquisition of Delphi Medical since August 6, 2010.

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

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2010	2009	2010			2009
	Post Acquisition	Colorado Pro Forma	Pre Acquisition	Post Acquisition	Colorado Pro Forma	Colorado Pro Forma
Net sales	$11,356	$6,990	$3,451	$17,296	$20,747	$16,548
Gross profit	$1,765	$(99)	$85	$2,322	$2,407	$—
Gain on acquisition	$—	$—	$—	$(2,400)	$(2,400)	$—
Operating income (loss)	$1,110	$(430)	$(85)	$3,491	$3,406	$(929)
Income before provision for (benefit from) income taxes	$1,204	$(44)	$(77)	$3,623	$3,546	$(518)
Net income (loss)	$1,204	$(44)	$(77)	$3,623	$3,546	$(518)

The Company incurred legal, professional and other costs related to this acquisition aggregating approximately $0.2 million. These costs were recognized as selling and administrative expenses of approximately $0.1 million and $0.1 million in the three months ended September 30, 2010 and June 30, 2010, respectively.

On August 6, 2010 and concurrent with the acquisition of Delphi Medical, the Company entered into leases for two facilities housing the operations of this contract manufacturing business. During the six months ended December 31, 2010, the Company initiated and completed the consolidation of the operations into one facility, and terminated the lease for the building which the Company exited.

Consolidated Results of Operations

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report.

Summary

The major elements affecting net income for the three and six months ended December 31, 2010 as compared to the three and six months ended December 31, 2009 were as follows (in millions):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
Net income fiscal 2010		$3.2		$4.7
Increased gross profit on Medical programs	$1.3		$0.3
Increased (decreased) gross profit on EMS programs	0.0		(0.1)
Decreased gross profit on DSS programs	(2.0)		(1.1)
Increased selling and administrative expenses	(0.6)		(0.8)
Increased internal research and development expenses	(0.2)		(0.3)
Decreased restructuring/impairment charges	1.0		1.8
Gain on acquisition	—		2.4
Decreased carrying costs for closed facilities	0.4		0.4
Income taxes	(2.0)		(2.0)
Other	0.3		0.2

Net change		(1.8)		0.8

Net income fiscal 2011		$1.4		$5.5

2nd quarter fiscal 2011 was comparatively impacted by:

•	Increased gross profit on Medical programs due to increased sales from the acquired Frederick, Colorado facility, partially offset by decreased sales from the Strongsville, Ohio facility.

•	Consistent gross profit on EMS programs due mainly to the positive effects of plant closures, consolidations and an aggressive continuous improvement program, offset by a decrease in sales volume.

•	Decreased gross profit on DSS programs due to decreased sales to foreign governments and the U.S. Navy, partially offset by increased digital compass sales.

•

Increased selling and administrative expenses reflecting additional expenses related to the Company’s Colorado facility, charges from an unfavorable arbitration award related to a dispute with a disengaged customer, increased internal research and development, business development expenses and information technology expenses, partially offset by reduced selling and administrative expenses due to the consolidation of EMS facilities during fiscal 2010 and decreased expenses related to the Company’s long-term incentive plan.

•	No restructuring/impairment charges in the fiscal 2011 quarter compared to $1.0 million in fiscal 2010.

•	Reduced closed facility carrying costs due to sales of properties.

•	Fiscal 2010 income tax benefit related to a change in income tax carryback regulations.

To date, fiscal 2011 was comparatively impacted by:

•

Increased gross profit on Medical programs due to increased sales from the acquired Frederick, Colorado facility, partially offset by decreased capacity utilization, unfavorable product mix and customer pricing adjustments at the Strongsville, Ohio facility.

•	Slightly decreased gross profit on EMS programs due mainly to a decrease in sales volume, partially offset by plant closures, consolidations and an aggressive continuous improvement program.

•

Decreased gross profit on DSS programs due to decreases in sonobuoy sales to foreign governments and in engineering sales revenue, partially offset by higher U.S. Navy sonobuoy production in the current year period and increased digital compass sales.

•

Increased selling and administrative expenses reflecting additional expenses related to the Company’s Colorado facility, charges from an unfavorable arbitration award related to a dispute with a disengaged customer, increased internal research and development, business development expenses and information technology expenses, offset by reduced selling and administrative expenses due to the consolidation of EMS facilities during fiscal 2010.

•	Restructuring/impairment charges of approximately $0.1 million in fiscal 2011 compared to $1.9 million in fiscal 2010.

•	Fiscal 2011 gain on acquisition of certain assets related to the contract manufacturing business of Delphi Medical.

•	Reduced closed facility carrying costs due to sales of properties.

•	Fiscal 2010 income tax benefit related to a change in income tax carryback regulations.

Presented below are more detailed comparative data and discussions regarding our consolidated results of operations for the three and six months ended December 31, 2010 compared to the three and six months ended December 31, 2009. Results of operations for any period less than one year are not necessarily indicative of results of operations that may be expected for a full year.

For the Three Months Ended December 31, 2010 compared to the Three Months Ended December 31, 2009

The following table presents selected consolidated statement of operations data for the three months ended December 31, 2010 and 2009 (in thousands):

	2010		2009
	Total	% of Sales	Total	% of Sales
Net sales	$46,331	100.0%	$47,223	100.0%
Cost of goods sold	38,784	83.7	39,088	82.8

Gross profit	7,547	16.3	8,135	17.2
Selling and administrative expenses	5,689	12.3	5,109	10.8
Internal research and development expenses	155	0.3	—	—
Restructuring/impairment charges	—	—	1,007	2.1
Other operating expense, net	122	0.3	540	1.2

Operating income	1,581	3.4	1,479	3.1
Total other expense, net	(32)	(0.1)	(160)	(0.3)

Income before provision for income taxes	1,549	3.3	1,319	2.8
Provision for (benefit from) income taxes	114	0.2	(1,929)	(4.1)

Net income	$1,435	3.1%	$3,248	6.9%

The following table presents net sales for the three months ended December 31, 2010 and 2009 (in thousands):

	2010		2009
SEGMENT	Total	% of Total	Total	% of Total	% Change
Medical	$25,650	55%	$17,358	37%	48%
EMS	10,512	23	14,324	30	(27)
DSS	13,179	28	19,022	40	(31)
Eliminations	(3,010)	(6)	(3,481)	(7)	(14)

Totals	$46,331	100%	$47,223	100%	(2)

The following table presents gross profit and gross profit as a percent of net sales for the three months ended December 31, 2010 and 2009 (in thousands):

	2010		2009
SEGMENT	Total	GP%	Total	GP%
Medical	$3,790	15%	$2,463	14%
EMS	749	7	711	5
DSS	3,008	23	4,961	26

Totals	$7,547	16	$8,135	17

The following table presents operating income (loss) and operating income (loss) as a percent of net sales for the three months ended December 31, 2010 and 2009 (in thousands):

	2010		2009
SEGMENT	Total	% of Sales	Total	% of Sales
Medical	$1,850	7%	$1,542	9%
EMS	(106)	(1)	(470)	(3)
DSS	2,069	16	4,150	22
Other unallocated	(2,232)	—	(3,743)	—

Totals	$1,581	3	$1,479	3

Medical

Medical sales in the three months ended December 31, 2010 included $11.4 million of additional sales from the acquisition of certain assets related to the contract manufacturing business of Delphi Medical. Excluding these fiscal year 2011 incremental sales, Medical sales decreased approximately $3.1 million in the three months ended December 31, 2010 as compared with the same quarter last year. This decrease in comparable sales was primarily due to decreased sales to two customers. Sales to one customer decreased by $1.6 million, reflecting the suspension of production to make product enhancement modifications. This customer has notified the Company that the product enhancement modifications have been made, however, the Company cannot predict at what level sales for this product will resume. Sales to the second customer decreased by $1.9 million as the customer continued to reduce inventory levels in the current year quarter related to one of its programs. Several other customers in the aggregate accounted for the remaining sales variance. Medical sales are dependent on a small number of key strategic customers. Siemens Diagnostics contributed 17% and 20% of consolidated company net sales during the three months ended December 31, 2010 and 2009, respectively. Medical backlog was approximately $31.0 million at December 31, 2010. Commercial orders, in general, may be rescheduled or cancelled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the December 31, 2010 Medical backlog is currently expected to be realized in the next 12 months.

Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and costs associated with new program introduction. The gross profit percentage on Medical sales increased to 15% from 14% for the three months ended December 31, 2010 and 2009, respectively. This increase in margin on Medical sales reflects the Company’s continued implementation of Lean Enterprise and its cost management efforts to mitigate decreased capacity utilization at the Company’s Strongsville, Ohio facility. The quarter over quarter increase additionally reflects higher margins achieved at the Company’s Frederick, Colorado facility. Gross profit percentage on sales from the acquired Delphi Medical business was 16% for the three months ended December 31, 2010.

Selling and administrative expenses relating to the Medical segment were $1.8 million and $0.8 million for the three months ended December 31, 2010 and 2009, respectively. Reflected in the three months ended December 31, 2010 are increased direct and allocated expenses related to the recent Delphi Medical acquisition of $0.7 million. Increased selling and administrative expenses from the Ohio facility reflected $0.4 million in charges related to an unfavorable arbitration award related to a dispute with a disengaged customer. Increased business development efforts in the current fiscal quarter additionally contributed to the quarter over quarter increase. Offsetting these increases was a decrease in allocated corporate selling and administrative expenses to the Ohio facility in the current fiscal quarter.

EMS

EMS sales for the three months ended December 31, 2010 decreased approximately $3.8 million as compared with the same quarter last year. This decrease primarily reflects decreased sales to two customers, whose combined decrease totaled approximately $3.2 million from the prior year quarter. The decreases in sales to each of these customers reflect the quarter over quarter loss of certain programs with these customers and production delays due to customer engineering design changes. EMS sales include intercompany sales resulting primarily from the production of circuit boards that are then utilized in DSS product sales. Intercompany sales decreased approximately $0.5 million in the comparable three month period. These intercompany sales are eliminated in consolidation. Several other customers in the aggregate accounted for the remaining sales variance. Goodrich contributed 9% and 13% of consolidated company net sales during the three months ended December 31, 2010 and 2009, respectively. EMS backlog was approximately $25.0 million at December 31, 2010. Commercial orders, in general, may be rescheduled or cancelled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the December 31, 2010 EMS backlog is currently expected to be realized in the next 12 months.

The gross profit percentage on EMS sales increased to 7% for the three months ended December 31, 2010 compared to 5% for the three months ended December 31, 2009. The quarter over quarter comparison reflects improved performance, consolidation of EMS operations and an aggressive continuous improvement program, partially offset by the impact of the overall decrease in sales volume. Additionally offsetting these improvements, margin was favorably impacted in the prior year quarter by price increases to Honeywell during its disengagement. Plant closures and restructuring activities are discussed further in Note 15 of the Unaudited Condensed Consolidated Financial Statements.

Selling and administrative expenses relating to the EMS segment were $0.9 million for the three months ended December 31, 2010 compared to $0.8 million for the three months ended December 31, 2009, as decreased expenses related to the consolidation of EMS facilities during fiscal 2010 were offset by increased business development efforts in the current fiscal quarter.

Restructuring/impairment charges relating to the EMS segment were $0.4 million for the three months ended December 31, 2009. No restructuring/impairment charges relating to the EMS segment were recognized in the current year quarter. For a further discussion of the restructuring activity see Note 15 to the Unaudited Condensed Consolidated Financial Statements.

DSS

DSS sales for the three months ended December 31, 2010 decreased by $5.8 million from the second quarter of last fiscal year, reflecting decreases in sonobuoy sales to foreign governments and in engineering sales revenue, as well as slightly lower U.S. Navy sonobuoy production in the current year quarter. Partially offsetting these decreases were increased digital compass sales. Total sales to the U.S. Navy in the three months ended December 31, 2010 and 2009 was approximately $10.2 million and $12.3 million, or 22% and 26%, respectively, of consolidated Company net sales for those periods. Sonobuoy sales to foreign governments were $1.9 million and $6.4 million in the three months ended December 31, 2010 and 2009, respectively. DSS backlog was approximately $63.3 million at December 31, 2010. A majority of the December 31, 2010 DSS backlog is currently expected to be realized within the next 12 to 16 months.

The gross profit percentage on DSS sales for the three months ended December 31, 2010 was 23% compared to 26% for the three months ended December 31, 2009. The Company continues to realize elevated margins on the production of U.S. Navy sonobuoys reflecting success in sustaining previous improvements in lot testing success through robust product failure analysis and corrective action processes and in production efficiency through the continued implementation of Lean Enterprise. Gross profit percentage was negatively impacted in the current year quarter by decreased overall sales, particularly decreased sales to foreign governments as compared to the prior year quarter.

Selling and administrative expenses relating to the DSS segment were $0.8 million for each of the three months ended December 31, 2010 and 2009, respectively, reflecting increased direct selling and administrative expenses due to increased business development efforts in the current fiscal quarter, offset by a decrease in allocated corporate selling and administrative expenses.

Internal research and development expenses reflect costs incurred for the internal development of technologies for use in navigation, oil and gas exploration and port security. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment. The Company incurred $0.2 million of internally funded research and development expenses in the three months ended December 31, 2010. No internally funded research and development expense was recognized in the prior year period.

Other Unallocated

Total corporate selling and administrative expenses were $3.8 million and $4.4 million for the three months ended December 31, 2010 and 2009, respectively, reflecting decreased professional fees and decreased expenses related to the Company’s long-term incentive plan. Of these costs, $1.6 million and $1.7 million, respectively, were allocated to segment operations in these periods. Allocations of corporate selling and administrative expenses are based on the nature of the service provided and can fluctuate from period to period.

Other operating expenses were $0.0 million and $0.4 million for the three months ended December 31, 2010 and 2009, respectively. These expenses primarily represent ongoing costs for closed facilities and facilities held for sale.

Non-segment related restructuring/impairment charges were $0.7 million for the three months ended December 31, 2009 and were related to relocation of the Company’s corporate office. No non-segment restructuring/impairment charges were recognized in the current year quarter. For a further discussion of the restructuring activity see Note 15 to the Unaudited Condensed Consolidated Financial Statements.

Interest expense consists of interest and fees on our outstanding debt and revolving credit facility (see Note 7 to the Unaudited Condensed Consolidated Financial Statements), including amortization of financing costs. Interest expense was $0.2 million for each of the three months ended December 31, 2010 and 2009, respectively.

The Company is responsible for income taxes within each jurisdiction in which it operates. The Company recorded income tax expense of approximately $0.1 million for the three months ended December 31, 2010 compared to an income tax benefit of approximately $1.9 million for the three months ended December 31, 2009. The fiscal 2010 benefit reflects the release of $2.1 million of deferred tax asset valuation allowance in relation to tax regulation changes related to carryback provisions. See Note 9 to the Unaudited Condensed Consolidated Financial Statements for a further discussion of income taxes.

Due to the factors described above, the Company reported net income of $1.4 million ($0.14 per share, basic and diluted) for the three months ended December 31, 2010, compared to net income of $3.2 million ($0.33 per share, basic and diluted) for the corresponding quarter last year.

For the Six Months Ended December 31, 2010 compared to the Six Months Ended December 31, 2009

The following table presents selected consolidated statement of operations data for the six months ended December 31, 2010 and 2009 (in thousands):

	2010		2009
	Total	% of Sales	Total	% of Sales
Net sales	$92,098	100.0%	$95,327	100.0%
Cost of goods sold	77,525	84.2	79,820	83.7

Gross profit	14,573	15.8	15,507	16.3
Selling and administrative expenses	10,523	11.4	9,689	10.2
Internal research and development expenses	282	0.3	—	—
Restructuring/impairment charges	77	0.1	1,883	2.0
Gain on acquisition	(2,400)	(2.6)	—	0.0
Other operating expense, net	406	0.4	847	0.9

Operating income	5,685	6.2	3,088	3.2
Total other expense, net	(70)	(0.1)	(330)	(0.3)

Income before provision for income taxes	5,615	6.1	2,758	2.9
Provision for (benefit from) income taxes	100	0.1	(1,895)	(2.0)

Net income	$5,515	6.0%	$4,653	4.9%

The following table presents net sales for the six months ended December 31, 2010 and 2009 (in thousands):

	2010		2009
SEGMENT	Total	% of Total	Total	% of Total	% Change
Medical	$44,695	49%	$36,914	39%	21%
EMS	22,840	25	31,927	33	(28)
DSS	30,776	33	32,367	34	(5)
Eliminations	(6,213)	(7)	(5,881)	(6)	6

Totals	$92,098	100%	$95,327	100%	(3)

The following table presents gross profit and gross profit as a percent of net sales for the six months ended December 31, 2010 and 2009 (in thousands):

	2010		2009
SEGMENT	Total	GP%	Total	GP%
Medical	$5,657	13%	$5,397	15%
EMS	1,656	7	1,729	5
DSS	7,260	24	8,381	26

Totals	$14,573	16	$15,507	16

The following table presents operating income (loss) and operating income (loss) as a percent of net sales for the six months ended December 31, 2010 and 2009 (in thousands):

	2010		2009
SEGMENT	Total	% of Sales	Total	% of Sales
Medical	$4,647	10%	$3,406	9%
EMS	(9)	—	(763)	(2)
DSS	5,391	18	7,077	22
Other unallocated	(4,344)	—	(6,632)	—

Totals	$5,685	6	$3,088	3

Medical

Medical sales in the six months ended December 31, 2010 included $17.3 million of additional sales from the acquisition of certain assets related to the contract manufacturing business of Delphi Medical. Excluding these fiscal year 2011 incremental sales, Medical sales decreased approximately $9.5 million in the six months ended December 31, 2010 as compared with the same period last year. This decrease in comparable sales was primarily due to decreased sales to three customers. Sales to one customer decreased by $4.6 million, reflecting the suspension of production to make product enhancement modifications. This customer has notified the Company that the product enhancement modifications have been made, however, the Company cannot predict at what level sales for this product will resume. Sales to another customer decreased by $4.3 million, reflecting the customer’s inventory reduction efforts in the current year period, the end of life of one of its programs and technical issues on another. Sales to a third customer decreased by $1.3 million, reflecting this customer’s disengagement during fiscal 2011. Several other customers in the aggregate accounted for the remaining sales variance. Medical sales are dependent on a small number of key strategic customers. Siemens Diagnostics contributed 17% and 21% of consolidated company net sales during the six months ended December 31, 2010 and 2009, respectively.

The gross profit percentage on Medical sales decreased to 13% from 15% for the six months ended December 31, 2010 and 2009, respectively. This decline in margin on Medical sales reflects decreased capacity utilization at the Company’s Strongsville, Ohio facility. Additionally contributing to the decrease in margin was unfavorable product mix between the two periods and the loss of certain favorable materials pricing benefits in the prior year to customer pricing adjustments. These downward pressures on gross margin were partially offset by greater operating efficiencies from consolidation of manufacturing operations and the Company’s continued implementation of Lean Enterprise and its cost management efforts. Gross profit percentage on sales from the acquired Delphi Medical business was 13% for the period since acquisition.

Selling and administrative expenses relating to the Medical segment were $3.1 million and $1.8 million for the six months ended December 31, 2010 and 2009, respectively. Reflected in the six months ended December 31, 2010 are increased direct and allocated expenses related to the recent Delphi Medical acquisition of $1.2 million. Increased selling and administrative expenses from the Ohio facility reflected $0.4 million in charges related to an unfavorable arbitration award related to a dispute with a disengaged customer. Increased business development efforts in the current fiscal period additionally contributed to the period over period increase. Offsetting these increases was a decrease in allocated corporate selling and administrative expenses to the Ohio facility in the current fiscal period.

Restructuring/impairment charges relating to the Medical segment were $0.1 million for the six months ended December 31, 2010 and related to the workforce reduction and facility consolidation at the Company’s Colorado facility. No restructuring/impairment charges relating to the Medical segment were recognized in the prior year period. For a further discussion of the restructuring activity see Note 15 to the Unaudited Condensed Consolidated Financial Statements.

On August 6, 2010, the Company completed the acquisition of certain assets related to the contract manufacturing business of Delphi Medical. The Company determined that the fair value of the assets acquired and liabilities assumed related to this acquisition exceeded the total purchase consideration and as a result the Company recorded a gain on acquisition of $2.4 million in six months ended December 31, 2010. For a further discussion of this acquisition, see Note 2 to the Unaudited Condensed Consolidated Financial Statements.

EMS

EMS sales for the six months ended December 31, 2010 decreased approximately $9.1 million as compared with the same period last year. This decrease primarily reflects decreased sales to three customers, whose combined decrease totaled approximately $10.2 million from the prior year period. Sparton disengaged with one of these customers, Honeywell, during the three months ended December 31, 2009. The decreases in sales to the remaining two customers reflect the period over period loss of certain programs with these customers and production delays due to customer engineering design changes. Partially offsetting these decreases, sales to another customer increased by approximately $1.0 million. EMS sales include intercompany sales resulting primarily from the production of circuit boards that are then utilized in DSS product sales. Intercompany sales increased approximately $0.3 million in the comparable six month period. These intercompany sales are eliminated in consolidation. Several other customers in the aggregate accounted for the remaining sales variance. One customer, Goodrich, contributed 10% and 12% of consolidated company net sales during the six months ended December 31, 2010 and 2009, respectively.

The gross profit percentage on EMS sales increased to 7% for the six months ended December 31, 2010 compared to 5% for the six months ended December 31, 2009. The period over period comparison reflects improved performance, consolidation of EMS operations and an aggressive continuous improvement program, partially offset by the overall decrease in sales volume. Additionally offsetting these improvements, margin was favorably impacted in the prior year period by price increases to Honeywell during its disengagement. Plant closures and restructuring activities are discussed further in Note 15 of the Unaudited Condensed Consolidated Financial Statements.

Selling and administrative expenses relating to the EMS segment were $1.7 million for each of the six months ended December 31, 2010 and 2009, respectively, as decreased expenses related to the consolidation of EMS facilities during fiscal 2010 were offset by increased business development efforts in the current fiscal quarter.

Restructuring/impairment charges relating to the EMS segment were $0.8 million for the six months ended December 31, 2009. No restructuring/impairment charges relating to the EMS segment were recognized in the current year period. For a further discussion of the restructuring activity see Note 15 to the Unaudited Condensed Consolidated Financial Statements.

DSS

DSS sales for the six months ended December 31, 2010 decreased by $1.6 million from the first six months of last fiscal year, reflecting decreases in sonobuoy sales to foreign governments and in engineering sales revenue. Partially offsetting these decreases was higher U.S. Navy sonobuoy production in the current year period and increased digital compass sales. Total sales to the U.S. Navy in the six months ended December 31, 2010 and 2009 was approximately $25.6 million and $22.6 million, or 28% and 24%, respectively, of consolidated Company net sales for those periods. Sonobuoy sales to foreign governments were $3.6 million and $8.8 million in the six months ended December 31, 2010 and 2009, respectively.

The gross profit percentage on DSS sales for the six months ended December 31, 2010 was 24% compared to 26% for the six months ended December 31, 2009. The Company continues to realize elevated margins on the production of U.S. Navy sonobuoys reflecting success in sustaining previous improvements in lot testing success through robust product failure analysis and corrective action processes and in production efficiency through the continued implementation of Lean Enterprise. Gross profit percentage was negatively impacted in the current year period by decreased overall sales, particularly decreased sales to foreign governments as compared to the prior year period.

Selling and administrative expenses relating to the DSS segment were $1.6 million and $1.3 million for the six months ended December 31, 2010 and 2009, respectively, reflecting increased direct selling and administrative expenses due to increased business development efforts in the current fiscal period and an increase in allocated corporate selling and administrative expenses.

Internal research and development expenses reflect costs incurred for the internal development of technologies for use in navigation, oil and gas exploration and port security. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment. The Company incurred $0.3 million of internally funded research and development expenses in the six months ended December 31, 2010. No internally funded research and development expense was recognized in the prior year period.

Other Unallocated

Total corporate selling and administrative expenses were $7.5 million and $7.9 million for the six months ended December 31, 2010 and 2009, respectively, reflecting decreased expenses related to the Company’s long-term incentive plan and decreased professional fees, offset by increased information technology expenses. Of these costs, $3.4 million and $2.9 million, respectively, were allocated to segment operations in these periods. Allocations of corporate selling and administrative expenses are based on the nature of the service provided and can fluctuate from period to period.

Other operating expenses were $0.2 million and $0.6 million for the six months ended December 31, 2010 and 2009, respectively. These expenses primarily represent ongoing costs for closed facilities and facilities held for sale.

Non-segment related restructuring/impairment charges were $1.1 million for the six months ended December 31, 2009 and were related to relocation of the Company’s corporate office. No non-segment restructuring/impairment charges were recognized in the current year six month period. For a further discussion of the restructuring activity see Note 15 to the Unaudited Condensed Consolidated Financial Statements.

Interest expense consists of interest and fees on our outstanding debt and revolving credit facility (see Note 7 to the Unaudited Condensed Consolidated Financial Statements), including amortization of financing costs. Interest expense was $0.4 million for the six months ended December 31, 2010 compared to $0.5 million for the six months ended December 31, 2009. The decrease primarily reflects the repayment of the Company’s line-of-credit and bank term debt with available cash on August 14, 2009.

The Company is responsible for income taxes within each jurisdiction in which it operates. The Company recorded income tax expense of approximately $0.1 million for the six months ended December 31, 2010 compared to an income tax benefit of approximately $1.9 million for the six months ended December 31, 2009. The fiscal 2011 income tax expense includes a $0.1 million benefit relating to income tax carryback refunds received from the Canadian government. The fiscal 2010 benefit reflects the release of $2.1 million of deferred tax asset valuation allowance in relation to tax regulation changes related to carryback provisions. See Note 9 to the Unaudited Condensed Consolidated Financial Statements for a further discussion of income taxes.

Due to the factors described above, the Company reported net income of $5.5 million ($0.54 per share, basic and diluted) for the six months ended December 31, 2010, compared to net income of $4.7 million ($0.47 per share, basic and diluted) for the corresponding period last year.

Liquidity and Capital Resources

Certain of the Company’s DSS contracts allow for billings to occur when certain milestones under the applicable program are reached, independent of the amount expended by Sparton as of such date. These advance billings reduce the amount of cash that would otherwise be required during the performance of these contracts. As of December 31, 2010 and June 30, 2010, $22.8 million and $21.6 million, respectively, of billings in excess of costs were received. The Company currently expects to meet its liquidity needs through a combination of sources including, but not limited to, operations, existing cash balances, its revolving line-of-credit, anticipated continuation of advance billings on certain DSS contracts, the potential proceeds from sale of our remaining closed facility, and continued improvement in inventory management. With the above sources providing the expected cash flows, the Company currently believes that it will have sufficient liquidity for our anticipated needs over the next 12 months, but no assurances regarding liquidity can be made.

Operating activities provided $6.0 million and $0.9 million of net cash flows in the six months ended December 31, 2010 and 2009, respectively. Excluding changes in working capital, operating activities provided $4.8 million and $4.9 million in the first half of fiscal 2011 and 2010, respectively, reflecting the Company’s relative operating performance during those periods. Working capital provided $1.2 million of net cash flows in the six months ended December 31, 2010 and used $4.0 million in the six months ended December 31, 2009. Working capital related cash flows in the first six months of fiscal 2011 primarily reflect reduced working capital requirements related to lower sequential quarterly sales volumes and the Company’s continued inventory management efforts, particularly in relation to the Colorado facility’s acquired inventory. Additionally contributing to the positive working capital cash flows were the collection of advance billings related to U.S. Navy contracts during the six month period in excess of the funding of production under those contracts. Partially offsetting these sources was the initial working capital funding related the Company’s newly acquired Colorado facility as well as a funding of a pension contribution during the period. Working capital related cash flows in the first six months of fiscal 2010 primarily reflect the funding of production related to U.S. Navy contracts during the year in excess of advance billings received as well as cash outlays relating to restructuring activities and a pension contribution, offset by reduced working capital requirements related to lower sales volumes due to customer disengagements, the closing of facilities and the Company’s inventory management efforts.

Cash flows used in investing activities in the six months ended December 31, 2010 and 2009 totaled $6.6 million and $4.3 million, respectively. The six months ended December 31, 2010 reflects the acquisition of certain assets related to the contract manufacturing business of Delphi Medical. The consideration paid of $8.4 million is net of assumed employee accrual adjustments. The purchase was financed entirely through the use of Company cash. The six months ended December 31, 2009 reflects the payment of contingent purchase consideration to the prior owners of Astro Instrumentation, LLC. Fiscal 2010 reflects the utilization of $3.1 million to establish a trust, the Sparton Corporation Financial Assurance Trust, related to environmental remediation activities at one of Sparton’s former facilities. The funds were held in Sparton’s name and were invested with Sparton receiving the benefit of the investment return. These funds were available for use to satisfy the expected remediation liability reflected in the June 30, 2010 balance sheet. Fiscal 2011 reflects the Company’s dissolution of the trust during October 2010. For further discussion of this remediation activity, see “Commitments and Contingencies” below. Capital expenditures for the six months ended December 31, 2010 and 2009 were approximately $1.4 million and $0.7 million, respectively.

Cash flows used in financing activities in the six months ended December 31, 2010 and 2009 totaled approximately $0.1 million and $20.8 million, respectively. The primary use of cash from financing activities in the first six months of fiscal 2010 was the repayment of debt. Fiscal 2010 also reflects the payment of financing fees related to the Company’s new revolving credit facility. In the six months ended December 31, 2009, the Company paid off the existing balance on its line-of-credit facility totaling $15.5 million, and the $3.4 million remaining balance on its term loan, with National City Bank.

As of December 31, 2010, the Company’s bank line-of-credit facility totaled $20.0 million, subject to certain collateral restrictions, with no borrowings against the available funds. This bank debt is subject to certain customary covenants which were met at December 31, 2010. The maturity date for this line-of-credit is August 14, 2012. The Company also has approximately $1.9 million of industrial revenue bonds outstanding at December 31, 2010. See Note 7, Debt, of the “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of the Company’s debt.

Commitments and Contingencies

Environmental Remediation

Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Although the Company entered into a long-term lease of the Coors Road property that was treated as a sale of property during the fourth quarter of fiscal 2010, it remains responsible for the remediation obligations related to its past operation of this facility. At December 31, 2010, Sparton had accrued approximately $4.4 million as its best estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which approximately $0.5 million is classified as a current liability and included on the balance sheet in other accrued expenses. The Company’s minimum cost estimate is based upon existing technology and excludes legal and related consulting costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements.

On October 15, 2009, approximately $3.1 million of cash was utilized to establish a trust, the Sparton Corporation Financial Assurance Trust, for remediation activity. The funds were held in Sparton’s name and were invested with Sparton receiving the benefit of the investment return. As of June 30, 2010, approximately $3.2 million was held in this trust. These funds were available for use against the expected remediation liability. The trust was established to meet the United States Environmental Protection Agency’s (“EPA”) financial assurance requirements for the fiscal year ended June 30, 2010, with trust funds to be drawn upon only should Sparton not continue to meet its financial remediation requirements. The trust was to remain in place until the Company could again satisfy the EPA financial assurance requirements through compliance with financial ratios, as was previously attained on an annual basis until fiscal year 2009. Based on the Company’s financial results for fiscal year 2010, the Company was again in compliance with the financial ratios and dissolved the trust during October 2010.

In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8.4 million incurred from the date of settlement, if any, of which approximately $3.4 million has been incurred as of December 31, 2010 toward the $8.4 million threshold. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency.

The Company and its subsidiaries are also involved in certain existing compliance issues with the EPA and various state agencies, including being named as a potentially responsible party at several sites. Potentially responsible parties (“PRP”s) can be held jointly and severally liable for the clean-up costs at any specific site. The Company’s past experience, however, has indicated that when it has contributed relatively small amounts of materials or waste to a specific site relative to other PRPs, its ultimate share of any clean-up costs has been minor. Based upon available information, the Company believes it has contributed only small amounts to those sites in which it is currently viewed as a PRP.

Customer Relationships

The Company had an action before the U.S. Court of Federal Claims to recover damages arising out of an alleged infringement by the U.S. Navy of certain patents held by Sparton and used in the production of sonobuoys. Pursuant to an agreement between the Company and counsel conducting the litigation, a significant portion of the claim will be retained by the Company’s counsel in contingent fees if the litigation is successfully concluded. A trial of the matter was conducted by the court in April 2008, with a decision against Sparton filed in August 2009 and published in September 2009. In October 2009, an appeal of this unfavorable decision was filed with the Federal Circuit Court of Appeals. Based on this decision, management believes that the Company’s ability to obtain any recovery with respect to the claim is remote.

Litigation

On August 9, 2009, Sparton and certain subsidiaries were named as defendants in a wrongful death suit, alleging that a defective transmission shifter assembly in a 1996 Chrysler automobile caused a July 2007 death. The suit also named Chrysler LLC, Dura Automotive Systems, Inc., and Chandler Motors Company as defendants. The suit was filed in Pontotoc County Circuit Court in Mississippi. Sparton has not manufactured automotive shifter assemblies for Chrysler since December 1996, when it sold its KPI Group subsidiary to Dura Automotive Systems, Inc. The plaintiff seeks damages from the defendants for economic loss, pain and suffering, and loss of companionship, as well as punitive damages. Sparton has denied liability, has notified its insurance carriers regarding this claim, and is vigorously defending this matter. At this time, it is not possible to determine or predict the outcome of this suit, and as a result, no amounts have been accrued in the financial statements as of December 31, 2010. While no assurances can be given, the Company does not believe that this litigation, if adversely determined, would have a material adverse affect on the Company’s financial position or results of operations.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Information regarding the Company’s long-term debt obligations, environmental liability payments, operating lease payments, and other commitments is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010. As discussed in Note 2 to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report, concurrent with the August 2010 acquisition of certain assets of the contract manufacturing business of Delphi Medical Systems, LLC, the Company entered into a lease of the facility housing the operations of this contract manufacturing business. Due primarily to the lease of this new facility, contractual obligations under operating leases are now $1,094,000, $1,794,000, $1,096,000, $714,000, $718,000 and $1,555,000 for fiscal years 2011, 2012, 2013, 2014, 2015 and thereafter, respectively. In addition, as of June 30, 2010, there were $16.6 million of non-cancelable purchase orders outstanding. This amount has increased to $25.4 million as of December 31, 2010. Other than as noted above, there have been no material changes in the nature or amount of the Company’s contractual obligations since June 30, 2010.

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

The Company’s revolving credit line, if drawn upon, is subject to future interest rate fluctuations which could potentially have a negative impact on cash flows of the Company. The Company is not party to any currency exchange or interest rate protection agreements as of December 31, 2010.

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

There have been no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2010 as well as other information in our subsequent filings with the SEC, including this Quarterly Report on Form 10-Q. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks. The risks described in our Annual Report on Form 10-K and our subsequent filings are not the only ones we face. Additional risks and uncertainties that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition, results of operations and stock price.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Second Amended Articles of Incorporation of the Registrant, incorporated herein by reference from the Registrant’s Proxy Statement on Form DEF 14A filed with the SEC on September 21, 2010.

3.2	Amended and Restated Code of Regulations of the Registrant, incorporated herein by reference from the Registrant’s Proxy Statement on Form DEF 14A filed with the SEC on September 21, 2010.

10.1	Amended and Restated Revolving Credit and Security Agreement dated August 14, 2009 among the Company, its subsidiaries and National City Business Credit, Inc., incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2009.

10.2	Post-closing Agreement dated August 14, 2009 among the Company, its subsidiaries and National City Business Credit, Inc., incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2009.

10.3	Long-Term Stock Option Incentive Plan, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2009.

10.4	Lease Extension and Amendment Agreement dated May 1, 2010 between Sparton Technology, Inc. and 9621 Coors, L.L.C., guaranteed by Albuquerque Motor Company, Inc., incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2010.

10.5	Option Agreement dated May 1, 2010 by and between Sparton Technology, Inc. and 9621 Coors, L.L.C., guaranteed by Albuquerque Motor Company, Inc., incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2010.

10.6	Asset Purchase Agreement dated July 9, 2010 between Delphi Medical Systems, LLC and Sparton Medical Systems Colorado, LLC, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 12, 2010.

10.7	Asset Purchase Agreement dated December 8, 2010 between Coven Holdings LLC and Sparton Technology, Inc., incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 14, 2010.

31.1*	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sparton Corporation

Date: February 9, 2011	By:	/s/ CARY B. WOOD
Cary B. Wood
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2011	By:	/s/ GREGORY A. SLOME
Gregory A. Slome
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)