Form 10-Q
period 2011-03-31
SPARTON CORP
filed 2011-05-10
CIK 92679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 30, 2011, there were 10,236,484 shares of common stock, $1.25 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SPARTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in thousands, except share data)

	March 31, 2011	June 30, 2010 (a)
Assets
Current Assets:
Cash and cash equivalents	$26,119	$30,589
Restricted cash	—	3,162
Accounts receivable, net of allowance for doubtful accounts of $118 and $532, respectively	22,073	17,967
Inventories and cost of contracts in progress, net	40,282	26,514
Income taxes receivable	304	296
Deferred income taxes	57	57
Property held for sale	—	3,900
Prepaid expenses and other current assets	1,986	1,449

Total current assets	90,821	83,934
Property, plant and equipment, net	10,831	8,924
Goodwill	20,625	19,141
Other intangible assets, net	5,914	4,803
Other non-current assets	2,869	3,059

Total assets	$131,060	$119,861

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$124	$121
Accounts payable	17,116	13,045
Accrued salaries and wages	5,042	5,737
Accrued health benefits	985	989
Current portion of pension liability	165	1,139
Restructuring accrual	152	233
Advance billings on customer contracts	19,279	21,595
Other accrued expenses	5,471	3,345

Total current liabilities	48,334	46,204
Deferred income taxes — non-current	1,921	1,579
Pension liability — non-current portion	2,037	1,980
Long-term debt — non-current portion	1,702	1,796
Environmental remediation — non-current portion	3,812	4,033

Total liabilities	57,806	55,592

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, no par value; 200,000 shares authorized, none outstanding	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 10,236,484 and 10,200,534 shares outstanding, respectively	12,796	12,751
Capital in excess of par value	20,346	19,864
Retained earnings	43,064	35,026
Accumulated other comprehensive loss	(2,952)	(3,372)

Total shareholders’ equity	73,254	64,269

Total liabilities and shareholders’ equity	$131,060	$119,861

(a)	Derived from the Company’s audited financial statements as of June 30, 2010.

See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Dollars in thousands, except share data)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Net sales	$50,352	$38,637	$142,450	$133,964
Cost of goods sold	42,150	33,068	119,675	112,888

Gross profit	8,202	5,569	22,775	21,076

Operating Expense:
Selling and administrative expenses	5,143	4,328	15,666	14,017
Internal research and development expenses	282	—	564	—
Amortization of intangible assets	127	118	347	352
Restructuring/impairment charges	—	238	77	2,121
Gain on acquisition	—	—	(2,400)	—
Gain on sale of property, plant and equipment, net	(121)	—	(139)	—
Other operating expenses	92	507	296	1,120

Total operating expense	5,523	5,191	14,411	17,610

Operating income	2,679	378	8,364	3,466

Other income (expense)
Interest expense	(178)	(193)	(529)	(655)
Interest income	32	32	118	48
Gain on sale of investment	—	201	—	201
Other, net	105	139	300	255

Total other income (expense), net	(41)	179	(111)	(151)

Income before provision for (benefit from) income taxes	2,638	557	8,253	3,315
Provision for (benefit from) income taxes	115	(132)	215	(2,027)

Net income	$2,523	$689	$8,038	$5,342

Income per share of common stock:
Basic	$0.25	$0.07	$0.79	$0.54

Diluted	$0.25	$0.07	$0.78	$0.54

Weighted average shares of common stock outstanding:
Basic	10,223,928	9,978,507	10,211,187	9,964,711

Diluted	10,269,489	9,998,419	10,243,961	9,964,711

See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

	For the Nine Months Ended
	March 31, 2011	March 31, 2010
Cash Flows from Operating Activities:
Net income	$8,038	$5,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,076	1,067
Deferred income tax expense	342	307
Pension expense	427	1,085
Stock-based compensation expense	502	445
Non-cash restructuring/impairment charges	—	252
Gain on sale of property, plant and equipment, net	(139)	—
Gain on acquisition	(2,400)	—
Gain on sale of investment	—	(201)
Other	261	181
Changes in operating assets and liabilities:
Accounts receivable	(2,562)	19,953
Income taxes receivable	(8)	(826)
Inventories and cost of contracts in progress	(1,602)	9,628
Prepaid expenses and other assets	(602)	469
Advance billings on customer contracts	(2,316)	(12,913)
Accounts payable and accrued expenses	2,428	(19,841)

Net cash provided by operating activities	3,445	4,948
Cash Flows from Investing Activities:
Purchase of certain contract manufacturing assets of Delphi Medical	(8,419)	—
Purchase of certain assets of Byers Peak	(4,350)
Additional goodwill from SMS acquisition	—	(977)
Change in restricted cash	3,162	(3,151)
Purchases of property, plant and equipment	(2,274)	(1,041)
Proceeds from sale of property, plant and equipment	4,039	450
Proceeds from sale of investment	—	525

Net cash used in investing activities	(7,842)	(4,194)
Cash Flows from Financing Activities:
Net short-term bank repayments	—	(15,500)
Repayment of long-term debt	(98)	(4,485)
Payment of debt financing costs	—	(886)
Proceeds from the exercise of stock options	25	—

Net cash used in financing activities	(73)	(20,871)

Net decrease in cash and cash equivalents	(4,470)	(20,117)
Cash and cash equivalents at beginning of period	30,589	36,261

Cash and cash equivalents at end of period	$26,119	$16,144

Supplemental disclosure of cash flow information:
Cash paid for interest	$274	$422
Cash paid (received) for income taxes	$(81)	$5

See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands, except share data)

	Nine Months Ended March 31, 2011
	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Capital In Excess of Par Value	Retained Earnings		Total
Balance at June 30, 2010	10,200,534	$12,751	$19,864	$35,026	$(3,372)	$64,269
Issuance of stock	30,950	39	(39)	—	—	—
Exercise of stock options	5,000	6	19	—	—	25
Stock-based compensation expense	—	—	502	—	—	502
Comprehensive income, net of tax:
Net income	—	—	—	8,038	—	8,038
Change in unrecognized pension costs	—	—	—	—	420	420

Comprehensive income						8,458

Balance at March 31, 2011	10,236,484	$12,796	$20,346	$43,064	$(2,952)	$73,254

	Nine Months Ended March 31, 2010
	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Capital In Excess of Par Value	Retained Earnings		Total
Balance at June 30, 2009	9,951,507	$12,439	$19,671	$27,586	$(4,801)	$54,895
Issuance of stock	27,000	34	(34)	—	—	—
Stock-based compensation expense	—	—	445	—	—	445
Comprehensive income, net of tax:
Net income	—	—	—	5,342	—	5,342
Change in unrecognized pension costs	—	—	—	—	956	956

Comprehensive income	—	—	—	—	—	6,298

Balance at March 31, 2010	9,978,507	$12,473	$20,082	$32,928	$(3,845)	$61,638

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

The unaudited condensed financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial information presented herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, which includes information and disclosures not presented herein. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications of prior period amounts have been made to conform to the current year presentation. Subsequent events have been evaluated through the date these financial statements were issued. In the opinion of management, the unaudited condensed consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three and nine months ended March 31, 2011 are not indicative of the results that may be expected for the full fiscal year 2011.

(2) Acquisitions

Delphi Medical’s Contract Manufacturing Business — On August 6, 2010, the Company completed the acquisition of certain assets related to the contract manufacturing business of Delphi Medical Systems, LLC (“Delphi Medical” or “Delphi”). The purchase price was approximately $8.6 million, including additional consideration paid during the three months ended December 31, 2010 related to determination of the final inventory value. Total cash consideration paid of approximately $8.4 million, including a $2.0 million escrowed holdback, was net of approximately $0.2 million for the assumption of retained employee accruals and was financed entirely through the use of Company cash. The purchase agreement provides for the recovery from Delphi Medical of an amount up to $2.0 million, deposited in escrow at closing, for certain excess and obsolete inventory remaining on-hand at the end of the 18 month period from closing. The escrowed funds are additionally available for payment of potential seller indemnification obligations in relation to the agreement.

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

Included in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2011 are net sales of approximately $10.5 million and $27.8 million, respectively, and income before provision for income taxes of approximately $1.1 million and $4.7 million, respectively, resulting from the acquisition of Delphi Medical since August 6, 2010.

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

Byers Peak — On March 4, 2011, the Company completed the acquisition of certain assets and assumption of certain liabilities of Byers Peak, Incorporated (“Byers Peak”) in an approximate $4.4 million all-cash transaction, subject to certain post-closing adjustments. The transaction was financed through the use of Company cash and included an approximate $0.4 million holdback which is available to fund potential seller indemnification obligations in relation to the agreement.

The acquired business, which is reported in the Company’s Medical segment, provides further expansion into the therapeutic device market, diversifies Sparton’s customer base, and further expands the Company’s geographic reach into the western United States. Additionally, the acquisition increases Sparton’s offerings with the inclusion of field service and refurbishment capabilities. Byers Peak primarily manufactures medical devices for OEM and emerging technology companies in the Therapeutic device market, including devices for surgical navigation, RF energy generation, non-invasive pain relief, arterial disease, and kidney dialysis. It also has a field service and installation group that primarily provides water filtration and disinfection systems for the medical industry as well as device refurbishment programs. Additionally, Byers Peak provides electromechanical device manufacturing support for a limited number of customers outside of the medical industry.

The following table represents the preliminary allocation of the total consideration to assets acquired and liabilities assumed from Byers Peak based on Sparton’s preliminary estimate of their respective fair values (in thousands):

Total purchase consideration:
Cash	$4,350
Estimated receivable for post-closing adjustment	(210)

Total purchase consideration	$4,140

Assets acquired and liabilities assumed:
Accounts receivable, net	$1,334
Inventory	1,509
Intangible assets – customer relationships	1,300
Intangible assets – non-compete agreements	158
Goodwill	1,484
Accounts payable	(629)
Customer deposits	(973)
Other current liabilities	(43)

Total assets acquired and liabilities assumed	$4,140

Total purchase consideration was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Byers Peak acquisition resulted in approximately $1.5 million of goodwill, which is expected to be deductible for tax purposes and which was assigned entirely to the Company’s Medical segment. The Company believes goodwill primarily relates to the complimentary strategic fit, resulting synergies and the acquired workforce that this business brings to existing operations. The acquired identifiable intangible assets, aggregating approximately $1.5 million, include customer relationships of $1.3 million and non-compete agreements of approximately $0.2 million. The fair values of acquired identifiable intangible assets were determined to be Level 3 under the fair value hierarchy and were estimated based on future cash flows and customer attrition rates, discounted using an estimated weighted average cost of capital. The customer relationships and non-compete agreements will be amortized on a straight-line basis over ten years and two years, respectively. The straight-line method is being used to amortize the identified intangible assets because the Company does not believe an accelerated pattern of consumption of these assets can be reliably determined, and expected undiscounted cash flows are reasonably consistent with a more ratable decline in value over time.

Included in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2011 are net sales of approximately $0.3 million and $0.3 million, respectively, and loss before provision for income taxes of approximately $0.1 million and $0.1 million, respectively, resulting from the acquisition of Byers Peak since March 4, 2011.

The Company incurred legal, professional and other costs related to this acquisition aggregating approximately $0.1 million. These costs were recognized as selling and administrative expenses in the three months ended March 31, 2011.

On March 4, 2011 and concurrent with the acquisition of Byers Peak, the Company entered into a six month sublease for the facility housing the operations of this contract manufacturing business. The Company may, at its option, extend the term of this sublease for an additional eighteen month period. In conjunction with the Byers Peak acquisition, the Company intends to consolidate the Byers Peak operations into the Company’s Frederick, Colorado facility. These restructuring activities are expected to commence during the Company’s fiscal 2011 fourth quarter.

Pro Forma Results — The following table summarizes, on a pro forma basis, the combined results of operations of the Company and the acquired contract manufacturing businesses of Delphi Medical and Byers Peak as though the acquisitions had occurred as of July 1, 2009. The pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the acquisition occurred as of July 1, 2009 or of future consolidated operating results (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Net sales	$52,154	$48,064	$152,514	$163,650
Income before provision for (benefit from) income taxes	$2,578	$314	$8,073	$2,517
Net income	$2,463	$446	$7,858	$4,544
Net income per share – basic	$0.24	$0.04	$0.77	$0.46
Net income per share – diluted	$0.24	$0.04	$0.77	$0.46

(3) Inventories and Cost of Contracts in Progress

The following are the approximate major classifications of inventory, net of advance billings, at March 31, 2011 and June 30, 2010 (in thousands):

	March 31, 2011	June 30, 2010
Raw materials	$39,195	$23,524
Work in process	8,065	3,611
Finished goods	3,794	6,790

Total inventory and cost of contracts in progress, gross	51,054	33,925
Inventory to which the U.S. government has title due to advance billings	(10,772)	(7,411)

Total inventory and cost of contracts in progress, net	$40,282	$26,514

The Company recorded inventory write-downs totaling approximately $0.0 million and $0.3 million for the three months ended March 31, 2011 and 2010, respectively, and $0.1 million and $1.3 million for the nine months ended March 31, 2011 and 2010, respectively. These charges are included in cost of goods sold for the periods presented.

(4) Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following at March 31, 2011 and June 30, 2010 (in thousands):

	March 31, 2011	June 30, 2010
Land and land improvements	$1,235	$1,235
Buildings and building improvements	15,318	14,514
Machinery and equipment	14,037	12,342
Construction in progress	710	574

Total property, plant and equipment	31,300	28,665
Less accumulated depreciation	(20,469)	(19,741)

Total property, plant and equipment, net	$10,831	$8,924

At June 30, 2010, the Company had for sale its Bluewater Road property in Albuquerque, New Mexico and classified this property as Property held for sale. During February 2011, the Company sold its Bluewater Road property for approximately $4.2 million, resulting in a gain on sale of property, after commissions and closing costs, of approximately $0.1 million.

(5) Goodwill and Other Intangible Assets

Goodwill at March 31, 2011 represents the excess of purchase price over the fair value of the net assets acquired in conjunction with the Company’s purchases of Astro Instrumentation, LLC (“Astro”) in May 2006 and Byers Peak in March 2011. Goodwill related to both of these acquisitions is reflected within the Company’s Medical operating segment. Changes in the carrying value of goodwill for the nine months ended March 31, 2011 and year ended June 30, 2010 are as follows (in thousands):

	For the Nine Months Ended March 31, 2011	For the Year Ended June 30, 2010
Goodwill, beginning of period	$19,141	$17,694
Additions	1,484	1,447

Goodwill, end of period	$20,625	$19,141

The addition to goodwill during the nine months ended March 31, 2011 represents goodwill created resulting from the acquisition of Byers Peak. The addition to goodwill during the year ended June 30, 2010 represents additional consideration earned in relation to the Astro acquisition.

Intangible assets represent the values assigned to customer relationships acquired in conjunction with the Company’s purchases of Astro and Byers Peak. The amortization periods, gross carrying amounts, accumulated amortization and net carrying values of intangible assets at March 31, 2011 and June 30, 2010 are as follows (in thousands):

	March 31, 2011
	Amortization Period in Months	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Non-compete agreements	24	$158	$(6)	$152
Customer relationships	120-180	7,900	(2,138)	5,762

		$8,058	$(2,144)	$5,914

	June 30, 2010
	Amortization Period in Months	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer relationships	180	$6,600	$(1,797)	$4,803

Sparton did not incur any significant costs to renew or alter the term of its intangible assets during the nine months ended March 31, 2011. Amortization expense for each of the three months ended March 31, 2011 and 2010 was approximately $0.1 million. Amortization expense for each of the nine months ended March 31, 2011 and 2010 was approximately $0.3 million. Aggregate amortization expense relative to existing intangible assets for the periods shown is currently estimated to be as follows (in thousands):

Fiscal Year Ended June 30,
2011	$510
2012	649
2013	622
2014	570
2015	570
Thereafter	3,340

Total	$6,261

(6) Other non-current assets

Other non-current assets consist of the following at March 31, 2011 and June 30, 2010 (in thousands):

	March 31, 2011	June 30, 2010
Deferred financing fees, net	$452	$706
Cost method investment in Cybernet Systems Corporation	1,623	1,623
Coors Road long-term lease receivable	493	468
Other	301	262

Total other non-current assets	$2,869	$3,059

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

The Company is due three equal annual payments, beginning May 1, 2011 and aggregating approximately $0.8 million, in relation to the long-term lease of its Coors Road property in Albuquerque, New Mexico. The $0.8 million of future payments due have been discounted for the imputation of interest, resulting in a discounted receivable of approximately $0.8 million. Approximately $0.3 million of this discounted receivable is due within the next 12 months and therefore is included in prepaid expenses and other current assets on the balance sheets at March 31, 2011 and June 30, 2010.

(7) Debt

Short-term debt maturities and revolving line of credit — Short-term debt at March 31, 2011 and June 30, 2010 reflects the current portion of the Company’s industrial revenue bonds of approximately $0.1 million.

The Company has $20 million of maximum borrowing availability, subject to certain collateral restrictions, under a revolving line-of-credit facility (the “Facility”) provided in August 2009 by National City Business Credit, Inc. (now PNC Bank, National Association) to support working capital needs and other general corporate purposes. The line-of-credit facility is secured by substantially all of the assets of the Company. Outstanding borrowings bear interest at a variable rate defined as the Bank’s minimum base rate plus a specified margin, each component of which is determined separately for domestic and Eurodollar rate loans. The Facility was amended in March 2011 to reduce the interest rates on domestic and Eurodollar rate based loans, which at March 31, 2011 would have ranged from 3.30% to 5.25% per annum. Prior to the Facility amendment, the Company was subject to higher rates, with a minimum rate of 7% per annum. As a condition of the Facility, the Company is subject to compliance with certain customary covenants, which the Company met at March 31, 2011. The Company had no borrowings drawn against the Facility during the periods ended March 31, 2011 and June 30, 2010, however it did have certain letters of credit outstanding totaling $0.5 million. The maturity date for the line-of-credit is August 14, 2012. The Company’s prior line of credit was retired on August 14, 2009.

Long-term debt — Long-term debt consists of the following at March 31, 2011 and June 30, 2010 (in thousands):

	March 31, 2011	June 30, 2010
Industrial revenue bonds, face value	$1,932	$2,029
Less unamortized purchase discount	(106)	(112)

Total long-term debt	1,826	1,917
Less: current portion	(124)	(121)

Long-term debt, net of current portion	$1,702	$1,796

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

The bonds carry certain sinking fund requirements generally obligating the Company to make monthly deposits of one twelfth of the annual obligation plus accrued interest. The purchase discount is being amortized ratably over the remaining term of the bonds. Amortization expense for each of the three months ended March 31, 2011 and 2010 was approximately $2,000. Amortization expense for each of the nine months ended March 31, 2011 and 2010 was approximately $7,000. The Company also has an irrevocable letter of credit in the amount of approximately $0.3 million, which is renewable annually, to secure repayment of a portion of the bonds.

Notes Payable — Former Owners

Two notes payable with initial principal of $3.75 million each, totaling $7.5 million, were payable to the sellers of Astro, which is now operated under the Medical segment. These notes were repaid over four years, in aggregate semi-annual payments of principal and interest in the combined amount of approximately $1.1 million on June 1 and December 1 of each year. Payments commenced on December 1, 2006. These notes each bore interest at 5.5% per annum. The notes were proportionately secured by the stock of Astro. On June 1, 2010, the Company made the final payments in satisfaction of these notes.

Bank Term Loan

The bank term loan, provided by National City Bank with an original principal of $10.0 million, was being repaid over five years, with quarterly principal payments of $0.5 million which commenced September 1, 2006. This loan bore interest at the variable rate of LIBOR plus 500 basis points, with interest calculated and paid quarterly along with the principal payment. The debt was secured by substantially all assets of the Company. On August 14, 2009, the Company paid off this term loan with a cash payment in connection with the Facility.

(8) Fair Value Measurements

As of March 31, 2011, the Company has no assets or liabilities which it measures and carries on its balance sheet at fair value on a recurring basis. The Company’s long-term debt instruments, consisting of industrial revenue bonds at March 31, 2011, are carried at historical cost. As of March 31, 2011 and June 30, 2010, the fair value of the industrial revenue bonds was approximately $2.2 million and $2.3 million, respectively compared to carrying values of approximately $1.8 million and $1.9 million, respectively. These fair values were derived from discounted cash flow analyses based on the terms of the contracts and observable market data, including adjustment for non-performance risk. The fair value of accounts receivable and accounts payable approximated their carrying values at both March 31, 2011 and June 30, 2010. In relation to the acquisitions of Delphi Medical and Byers Peak, the Company estimated the fair value of the assets acquired and liabilities assumed at acquisition date. See Note 2 for a further discussion of these estimated fair values.

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

For both of the three and nine months ended March 31, 2011 and 2010, provisions for income taxes of approximately $0.1 million and $0.3 million, respectively, were recognized relating to the increase in the deferred tax liability associated with the amortization of goodwill for tax purposes. There was no other federal income tax expense recorded for any of the three and nine months ended March 31, 2011 or 2010, as income generated in these periods was offset by the utilization of previously recorded net operating loss carryforwards and the reversal of the related valuation allowance. The Company additionally recorded a benefit of approximately $0.1 million during the nine months ended March 31, 2011 relating to income tax carryback refunds from the Canadian government.

As a result of tax legislation enacted in November 2009, the Company elected during the nine months ended March 31, 2010 to carry back a portion of its fiscal 2008 accumulated net operating loss to fiscal 2003, with this carryback generating a federal income tax refund of $1.7 million. In addition, the Internal Revenue Service issued an industry directive providing guidance for extending the carryback period to ten years for losses related to environmental remediation. The Company elected during the nine months ended March 31, 2010 to carryback its remediation losses from fiscal years 2006 through 2009, generating a federal income tax refund of $0.6 million. As of March 31, 2011 and June 30, 2010, the Company has received $2.0 million of the $2.3 million in refund claims. In conjunction with these carryback tax filings, the Company released $0.2 million and $2.3 million of its deferred tax asset valuation allowance during the three and nine months ended March 31, 2010, respectively.

At June 30, 2010, approximately $15.7 million of U.S. income tax net operating loss carryovers were available to offset the Company’s future Federal taxable income, of which $4.7 million, $5.1 million and $5.9 million expire in 2029, 2028 and 2027, respectively. For state income tax purposes, the Company also had approximately $11.5 million of net operating loss carryovers at June 30, 2010, of which $0.6 million expire in 2011; $1.5 million expire in 2012; $0.9 million expire in 2013; $0.5 million expire in 2014; $3.3 million expire in 2027; $3.1 million expire in 2028; and $1.6 million expire in 2029. While management believes that realization of the deferred tax assets related to these net operating loss carryovers and other net temporary differences is possible, a total valuation allowance of $10.9 million has been established as of June 30, 2010, against the $11.7 million of deferred tax assets available for U.S. income tax purposes.

(10) Defined Benefit Pension Plan

Approximately 600 employees and retirees of the Company are covered by a defined benefit pension plan. Effective April 1, 2009, participation and the accrual of benefits in this pension plan were frozen, at which time all participants became fully vested. The components of net periodic pension expense are as follows for the three and nine months ended March 31, 2011 and 2010 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	March 31,2011	March 31, 2010	March 31, 2011	March 31, 2010
Service cost	$—	$—	$—	$—
Interest cost	111	143	335	431
Expected return on plan assets	(109)	(100)	(328)	(302)
Amortization of prior service cost	—	—	—	—
Amortization of unrecognized net actuarial loss	59	94	176	281

Net periodic benefit cost	61	137	183	410
Pro rata recognition of lump-sum settlements	81	225	244	675

Total periodic pension expense	$142	$362	$427	$1,085

Lump-sum settlement charges of approximately $0.1 million and $0.2 million were recognized during the three and nine months ended March 31, 2011, respectively, in anticipation of lump-sum benefit distributions exceeding plan service and interest costs for the 2011 fiscal year. Lump-sum settlement charges of approximately $0.2 million and $0.7 million were recognized during the three and nine months ended March 31, 2010. The Company’s policy is to fund the plan based upon tax regulations and required legal funding requirements, as well as discretionary funding to ensure an adjusted funding target attainment percentage of at least 80%. During the three and nine months ended March 31, 2011, approximately $0.1 million and $0.9 million, respectively, was contributed to the pension plan. During the three and nine months ended March 31, 2010, approximately $0.1 million and $1.9 million, respectively, was contributed to the pension plan. For further information on future funding projections and other pension disclosures see Part II, Item 8, Note 8 “Employee Retirement Benefit Plans” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

(11) Commitments and Contingencies

Environmental Remediation — Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Although the Company entered into a long-term lease of the Coors Road property that was treated as a sale of property during the fourth quarter of fiscal 2010, it remains responsible for the remediation obligations related to its past operation of this facility. At March 31, 2011, Sparton had accrued approximately $4.3 million as its estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which approximately $0.5 million is classified as a current liability and included on the balance sheet in other accrued expenses. The Company’s minimum cost estimate is based upon existing technology and excludes certain legal costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements.

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

In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8.4 million incurred from the date of settlement, if any, of which approximately $3.4 million has been expended as of March 31, 2011 toward the $8.4 million threshold. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At March 31, 2011, the Company estimates that there is a reasonable possibility that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded and net of DOE reimbursement, could be up to $1.1 million before income taxes over the next approximately twenty years.

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

Litigation — On August 9, 2009, Sparton and certain subsidiaries were named as defendants in a wrongful death suit, alleging that a defective transmission shifter assembly in a 1996 Chrysler automobile caused a July 2007 death. The suit also named Chrysler LLC, Dura Automotive Systems, Inc., and Chandler Motors Company as defendants. The suit was filed in Pontotoc County Circuit Court in Mississippi. Sparton has not manufactured automotive shifter assemblies for Chrysler since December 1996, when it sold its KPI Group subsidiary to Dura Automotive Systems, Inc. The plaintiff seeks damages from the defendants for economic loss, pain and suffering, and loss of companionship, as well as punitive damages. Sparton has denied liability, has notified its insurance carriers regarding this claim, and is vigorously defending this matter. At this time, it is not possible to determine or predict the outcome of this suit, and as a result, no amounts have been accrued in the financial statements as of March 31, 2011. While no assurances can be given, the Company does not believe that this litigation, if adversely determined, would have a material adverse affect on the Company’s financial position or results of operations.

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

2001 Plan. Under the 2001 Plan, the Company may grant to employees and non-employee directors incentive or non-qualified stock options, stock appreciation rights, restricted stock and other stock-based awards. All of the stock options issued to date under the 2001 Plan have either three, five or ten-year lives with either immediate vesting or vesting on an annual basis over four years beginning one year after grant date. Restricted stock awards granted to date to employees under the 2001 Plan vest annually over periods ranging from approximately 2.5 to 3.5 years. Unrestricted stock awards granted to date under the 2001 Plan represent annual stock grants to directors as a component of their overall compensation. The 2001 Plan’s termination date with respect to the granting of new awards is October 24, 2011. The total number of shares that may be granted under the 2001 Plan is 970,161 shares of the Company’s common stock, of which amount, 36,495 shares remain available for awards as of March 31, 2011.

2010 Plan. Under the 2010 Plan, the Company may grant to employees, officers and directors of the Company or its subsidiaries incentive and non-qualified stock options, stock appreciation rights, restricted stock or restricted stock units, performance awards and other stock-based awards, including grants of shares. Restricted stock awards granted to date to employees under the 2010 Plan vest annually over four years, subject to achievement of certain financial performance metrics in addition to the service requirements. The 2010 Plan has a term of ten years. The total number of shares that may be awarded under the 2010 Plan is 1,000,000 shares of common stock, of which amount, 777,973 shares remain available for awards as of March 31, 2011.

The Company did not grant any stock options during the nine months ended March 31, 2011. During the nine months ended March 31, 2010, the Company awarded an aggregate of 111,250 stock options to certain members of management at an exercise price of $5.00. The stock options were immediately exercisable. The closing price of the Company’s stock on the date of grant was $4.59. The fair value of each grant is estimated at the grant date using the Black-Scholes option pricing method. The table below outlines the assumptions used for the options granted during the nine months ended March 31, 2010:

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

The following table shows stock-based compensation expense by type of share-based award for the three and nine months ended March 31, 2011 and 2010 included in the condensed consolidated statements of operations (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Fair value expense of stock option awards	$—	$7	$—	$270
Restricted stock	130	54	502	175

Total stock-based compensation	$130	$61	$502	$445

The following table shows the total remaining unrecognized compensation cost related to restricted stock grants and the fair value expense of stock option awards, as well as the weighted average remaining required service period over which such costs will be recognized as of March 31, 2011:

	Total Remaining Unrecognized Compensation Cost	Weighted Average Remaining Required Service Period
	(in thousands)	(in years)
Fair value expense of stock option awards	$—	—
Restricted stock	784	2.16

	$784	2.16

The following is a summary of options outstanding and exercisable at March 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at June 30, 2010	269,796	$6.89
Granted	—	—
Exercised	(5,000)	5.00
Forfeited	(10,250)	6.78
Expired	—	—

Outstanding at March 31, 2011	254,546	$6.93	3.00	$314

Exercisable at March 31, 2011	254,546	$6.93	3.00	$314

The following is a summary of activity for the nine months ended March 31, 2011 related to shares granted under the Company’s long-term incentive plans:

	Shares	Weighted Average Grant Date Fair Value
Restricted shares at June 30, 2010	262,095	$4.55
Granted	30,950	7.92
Vested	(15,950)	7.84
Forfeited	—	—

Restricted shares at March 31, 2011	277,095	$4.73

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

Earnings per share calculations, including weighted average number of shares of common stock outstanding used in calculating basic and diluted net income per share, for the three and nine months ended March 31, 2011 and 2010 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Net income (in thousands)	$2,523	$689	$8,038	$5,342

Weighted average shares outstanding – Basic	10,223,928	9,978,507	10,211,187	9,964,711
Net effect of dilutive stock options	45,561	19,912	32,774	—

Weighted average shares outstanding – Diluted	10,269,489	9,998,419	10,243,961	9,964,711

Net income per share:
Basic	$0.25	$0.07	$0.79	$0.54

Diluted	$0.25	$0.07	$0.78	$0.54

For each of the three and nine months ended March 31, 2011, 277,095 unvested restricted shares were included in determining both basic and diluted earnings per share. For each of the three and nine months ended March 31, 2010, 89,934 unvested restricted shares were included in determining both basic and diluted earnings per share. Potential shares of common stock excluded from diluted income per share computations because their inclusion would be anti-dilutive were 126,551 for both of the three and nine months ended March 31, 2011, respectively, and were 158,546 and 269,796 for the three and nine months ended March 31, 2010.

(14) Comprehensive Income

Comprehensive income, which includes all changes in the Company’s equity during the period except transactions with shareholders, consisted of the following for the three and nine months ended March 31, 2011 and 2010 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Net income	$2,523	$689	$8,038	$5,342
Other comprehensive income — Change in unrecognized pension costs, net of tax	140	319	420	956

Comprehensive income	$2,663	$1,008	$8,458	$6,298

(15) Restructuring Activities

2009 Restructuring Plan

During fiscal 2009, management initiated a full evaluation of the Company’s operations and long-term business strategy. As a result, in the third quarter of fiscal 2009, management began to implement a formal turnaround plan focused on returning Sparton to profitability and the assurance of the Company’s viability (the “2009 Restructuring Plan”). These measures were designed to reduce operating costs, increase efficiencies, and improve our competitive position in response to excess capacity, the prevailing economy and the need to optimize manufacturing resources. These restructuring activities included, among other actions, plant consolidations, closures and sales, workforce reductions, customer contract disengagements, changes in employee pension and health care benefits and relocation of the Company’s corporate office. Restructuring/impairment charges of approximately $11.1 million have been incurred as of March 31, 2011 related to these activities of which approximately $0.0 million, $7.0 million and $0.1 million were related to the Medical, EMS and DSS segments, respectively. The Company does not expect to recognize any additional costs related to these activities. Expected remaining cash expenditures related to the 2009 Restructuring Plan of approximately $0.2 million primarily represent future lease payments and are expected to be paid out by the end of fiscal year 2012.

Delphi Medical Contract Manufacturing Business Acquisition Related Restructuring

During the first quarter of fiscal 2011, the Company took certain cost reduction actions in relation to its acquisition of certain assets related to the contract manufacturing business of Delphi Medical (the “2011 Colorado Restructuring Plan”). These actions included a workforce reduction at the Colorado location and the consolidation of the Colorado manufacturing facilities from two to one. Restructuring/impairment charges recognized within the Medical segment of approximately $0.1 million have been incurred as of March 31, 2011 related to these acquisition related restructuring activities. The Company does not expect to recognize any additional costs related to these activities. All cash expenditures related to the 2011 Colorado Restructuring Plan have been made as of March 31, 2011.

Byers Peak Acquisition Related Restructuring

In conjunction with the Byers Peak acquisition, the Company intends to consolidate the Byers Peak operations into the Company’s Frederick, Colorado facility. These restructuring activities are expected to commence during the Company’s fiscal 2011 fourth quarter.

Summary of Restructuring Charges

The table below summarizes the nature and amount of all restructuring actions for the year ended June 30, 2010 and the nine months ended March 31, 2011 (in thousands):

	Workforce Reduction (principally severance and retention bonuses)	Facility Closing	Lease Termination	Production Transfer	Total
Accrual balance at June 30, 2009	$375	$—	$1,990	$—	$2,365
Restructuring charges	350	1,188	409	—	1,947
Less: cash payments	(718)	(1,175)	(2,186)	—	(4,079)
Restructuring reversals	—	—	—	—	—

Accrual balance at June 30, 2010	$7	$13	$213	$—	$233
Restructuring charges	64	13	—	—	77
Less: cash payments	(71)	(26)	(61)	—	(158)
Restructuring reversals	—	—	—	—	—

Accrual balance at March 31, 2011	$—	$—	$152	$—	$152

During the year ended June 30, 2010, approximately $1.4 million of impairment related to property, plant and equipment was recorded. Additionally during fiscal year 2010, the Company sold its Jackson, Michigan and London, Ontario, Canada properties for an aggregate loss of approximately $0.8 million. These impairments and loss on sales related to facility closings were reflected in restructuring/impairment charges for the year ended June 30, 2010.

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

Operating results and certain other financial information about the Company’s three reportable segments for the three and nine months ended March 31, 2011 and 2010 and as of March 31, 2011 and June 30, 2010 were as follows (in thousands):

	For the Three Months Ended March 31, 2011
	Medical	EMS	DSS	Other Unallocated	Eliminations	Total
Sales	$25,377	$12,291	$16,350	$—	$(3,666)	$50,352
Gross profit	$3,554	$1,364	$3,284	$—	$—	$8,202
Operating income (loss)	$2,044	$568	$2,068	$(2,001)	$—	$2,679
Selling and administrative expenses	$1,383	$796	$934	$2,030	$—	$5,143
Gain on sale of property, plant and equipment	$—	$—	$—	$(121)	$—	$(121)
Depreciation/amortization	$191	$120	$61	$17	$—	$389
Capital expenditures	$30	$178	$409	$295	$—	$912

	For the Three Months Ended March 31, 2010
	Medical	EMS	DSS	Other Unallocated	Eliminations	Total
Sales	$14,228	$13,076	$14,293	$—	$(2,960)	$38,637
Gross profit	$1,474	$620	$3,475	$—	$—	$5,569
Operating income (loss)	$327	$(426)	$2,784	$(2,307)	$—	$378
Selling and administrative expenses	$1,029	$862	$691	$1,746	$	$4,328
Restructuring/impairment charges	$—	$184	$—	$54	$—	$238
Depreciation/amortization	$159	$129	$35	$5	$—	$328
Capital expenditures	$40	$179	$126	$9	$—	$354

	For the Nine Months Ended March 31, 2011
	Medical	EMS	DSS	Other Unallocated	Eliminations	Total
Sales	$70,072	$35,131	$47,126	$—	$(9,879)	$142,450
Gross profit	$9,211	$3,020	$10,544	$—	$—	$22,775
Operating income (loss)	$6,691	$559	$7,459	$(6,345)	$—	$8,364
Selling and administrative expenses	$4,496	$2,479	$2,521	$6,170	$—	$15,666
Restructuring/impairment charges	$77	$—	$—	$—	$—	$77
Gain on sale of property, plant and equipment	$—	$(18)	$—	$(121)	$—	$(139)
Gain on acquisition	$(2,400)	$—	$—	$—	$—	$(2,400)
Depreciation/amortization	$531	$347	$145	$53	$—	$1,076
Capital expenditures	$30	$1,044	$811	$389	$—	$2,274

	For the Nine Months Ended March 31, 2010
	Medical	EMS	DSS	Other Unallocated	Eliminations	Total
Sales	$51,142	$45,003	$46,660	$—	$(8,841)	$133,964
Gross profit	$6,871	$2,349	$11,856	$—	$—	$21,076
Operating income (loss)	$3,733	$(1,189)	$9,861	$(8,939)	$—	$3,466
Selling and administrative expenses	$2,786	$2,545	$1,995	$6,691	$	$14,017
Restructuring/impairment charges	$—	$993	$—	$1,128	$—	$2,121
Depreciation/amortization	$465	$473	$117	$12	$—	$1,067
Capital expenditures	$144	$656	$200	$41	$—	$1,041

	As of March 31, 2011
	Medical	EMS	DSS	Other Unallocated	Eliminations	Total
Total assets	$70,088	$24,990	$5,103	$30,879	$—	$131,060

	As of June 30, 2010
	Medical	EMS	DSS	Other Unallocated	Eliminations	Total
Total assets	$46,695	$25,219	$5,980	$41,967	$—	$119,861

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

Other risks and uncertainties that may affect our operations, performance, growth forecasts and business results include, but are not limited to, timing and fluctuations in U.S. and/or world economies, sharp volatility of world financial markets over a short period of time, competition in the overall contract manufacturing business, availability of production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, uncertainties associated with the outcome of litigation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation and customer labor and work strikes. Further risk factors are the availability and cost of materials, as well as non-cancelable purchase orders we have committed to in relation to customer forecasts that can be subject to change. A number of events can impact these risks and uncertainties, including potential escalating utility and other related costs due to natural disasters, as well as political uncertainties such as the unrest in Africa and the Middle East. The February 2011 earthquake, tsunami and resultant nuclear disaster in Japan has the potential to cause availability and pricing issues relating to certain materials used within the Company’s products. The Company currently does not believe that the effects of these events will have a material impact on its business. Additional trends, risks and uncertainties that have arisen recently include dependence on key personnel, recent volatility in the stock markets, the impact on the Company’s pension plan and risks surrounding the Company’s recent acquisitions. Finally, the Sarbanes-Oxley Act of 2002, and more recently the Dodd-Frank Act have required or will require changes in, and formalization of, some of the Company’s corporate governance and compliance practices. The SEC and the New York Stock Exchange have also passed or will pass related rules and regulations requiring additional compliance activities. Compliance with these rules has increased administrative costs and may increase these costs further in the future. A further discussion of the Company’s risk factors has been included in Part I, Item 1A. Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.

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

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2011	2010	2011			2010
	Post Acquisition	SMS Colorado Pro Forma	Pre Acquisition	Post Acquisition	SMS Colorado Pro Forma	SMS Colorado Pro Forma
Net sales	$10,526	$7,153	$3,451	$27,822	$31,273	$23,701
Gross profit	$1,741	$(29)	$85	$4,063	$4,148	$(29)
Gain on acquisition	$—	$—	$—	$(2,400)	$(2,400)	$—
Operating income (loss)	$1,050	$(480)	$(85)	$4,541	$4,456	$(1,409)
Income before provision for (benefit from) income taxes	$1,126	$(350)	$(77)	$4,749	$4,672	$(868)
Net income (loss)	$1,126	$(350)	$(77)	$4,749	$4,672	$(868)

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

Acquisition of Byers Peak

On March 4, 2011, the Company completed the acquisition of certain assets and assumption of certain liabilities of Byers Peak, Incorporated (“Byers Peak”) in an approximate $4.4 million all-cash transaction, subject to certain post-closing adjustments. The transaction was financed through the use of Company cash and included an approximate $0.4 million holdback which is available to fund potential seller indemnification obligations in relation to the agreement.

The acquired business, also now referred to as BP Colorado, which is reported in the Company’s Medical segment, provides further expansion into the therapeutic device market, diversifies Sparton’s customer base, and further expands the Company’s geographic reach into the western United States. Additionally, the acquisition increases Sparton’s offerings with the inclusion of field service and refurbishment capabilities. Byers Peak primarily manufactures medical devices for OEM and emerging technology companies in the Therapeutic device market, including devices for surgical navigation, RF energy generation, non-invasive pain relief, arterial disease, and kidney dialysis. It also has a field service and installation group that primarily provides water filtration and disinfection systems for the medical industry as well as device refurbishment programs. Additionally, Byers Peak provides electromechanical device manufacturing support for a limited number of customers outside of the medical industry.

The following table summarizes, on a pro forma basis, the results of operations of the acquired contract manufacturing business of Byers Peak as though the acquisition had occurred as of July 1, 2009. The pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the acquisition occurred as of July 1, 2009 or of future consolidated operating results (in thousands):

	For the Three Months Ended March 31,				For the Nine Months Ended March 31,
	2011			2010	2011			2010
	Pre Acquisition	Post Acquisition	BP Colorado Pro Forma	BP Colorado Pro Forma	Pre Acquisition	Post Acquisition	BP Colorado Pro Forma	BP Colorado Pro Forma
Net sales	$1,802	$269	$2,071	$2,274	$6,613	$269	$6,882	$5,985
Gross profit	$245	$(40)	$205	$477	$1,063	$(40)	$1,023	$1,192
Operating income (loss)	$(60)	$(93)	$(153)	$107	$(103)	$(93)	$(196)	$70
Income before provision for (benefit from) income taxes	$(60)	$(93)	$(153)	$107	$(103)	$(93)	$(196)	$70
Net income (loss)	$(60)	$(93)	$(153)	$107	$(103)	$(93)	$(196)	$70

Total purchase consideration was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Byers Peak acquisition resulted in approximately $1.5 million of goodwill, which is expected to be deductible for tax purposes and which was assigned entirely to the Company’s Medical segment. The Company believes goodwill primarily relates to the complimentary strategic fit, resulting synergies and the acquired workforce that this business brings to existing operations. The acquired identifiable intangible assets, aggregating approximately $1.5 million, include customer relationships of $1.3 million and non-compete agreements of approximately $0.2 million. The fair values of acquired identifiable intangible assets were determined to be Level 3 under the fair value hierarchy and were estimated based on future cash flows and customer attrition rates, discounted using an estimated weighted average cost of capital. The customer relationships and non-compete agreements will be amortized on a straight-line basis over ten years and two years, respectively. The straight-line method is being used to amortize the identified intangible assets because the Company does not believe an accelerated pattern of consumption of these assets can be reliably determined, and expected undiscounted cash flows are reasonably consistent with a more ratable decline in value over time.

The Company incurred legal, professional and other costs related to this acquisition aggregating approximately $0.1 million. These costs were recognized as selling and administrative expenses in the three months ended March 31, 2011.

On March 4, 2011 and concurrent with the acquisition of Byers Peak, the Company entered into a six month sublease for the facility housing the operations of this contract manufacturing business. The Company may, at its option, extend the term of this sublease for an additional eighteen month period. In conjunction with the Byers Peak acquisition, the Company intends to consolidate the Byers Peak operations into the Company’s Frederick, Colorado facility. These restructuring activities are expected to commence during the Company’s fiscal 2011 fourth quarter.

Consolidated Results of Operations

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report.

Summary

The major elements affecting net income for the three and nine months ended March 31, 2011 as compared to the three and nine months ended March 31, 2010 were as follows (in millions):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
Net income fiscal 2010		$0.7		$5.3
Increased gross profit from acquired Medical businesses	$1.7		$4.0
Increased (decreased) gross profit on Strongsville Medical programs	0.4		(1.7)
Increased gross profit on EMS programs	0.7		0.7
Decreased gross profit on DSS programs	(0.2)		(1.3)
Increased selling and administrative expenses	(0.8)		(1.6)
Increased internal research and development expenses	(0.3)		(0.6)
Decreased restructuring/impairment charges	0.2		2.0
Gain on acquisition	—		2.4
Gain on sale of property, plant and equipment	0.1		0.1
Decreased carrying costs for closed facilities	0.4		0.8
Income taxes	(0.2)		(2.2)
Other	(0.2)		0.1

Net change		1.8		2.7

Net income fiscal 2011		$2.5		$8.0

Fiscal 2011 was comparatively impacted by:

•	Incremental gross profit on Medical programs acquired from Delphi Medical and Byers Peak.

•

Decreased year-to-date gross profit on Medical programs from the Strongsville, Ohio facility due to decreased capacity utilization, unfavorable product mix and customer pricing adjustments for the nine month period, partially offset by improved comparative performance from this facility during the third quarter.

•

Increased gross profit on EMS programs due mainly to plant closures and consolidations (for the year-to-date comparative period only), favorable product mix and an aggressive continuous improvement program, partially offset by a decrease in sales volume.

•

Decreased gross profit on DSS programs due to decreases in sonobuoy sales to foreign governments and in engineering sales revenue, partially offset by higher U.S. Navy sonobuoy production in the current year quarter and increased digital compass sales.

•

Increased selling and administrative expenses for the quarter reflecting additional expenses related to the Company’s Colorado facilities and increased business development expenses, partially offset by reduced information technology expenses. In addition, selling and administrative expenses for the nine month period were further impacted by charges from an unfavorable arbitration award related to a dispute with a disengaged customer, partially offset by reduced selling and administrative expenses due to the consolidation of EMS facilities during fiscal 2010.

•

Internal research and development expenses of approximately $0.3 million and $0.6 million in the three and nine months ended March 31, 2011, respectively, compared to none in each of the comparable fiscal 2010 periods.

•

Restructuring/impairment charges of $0.0 million and $0.1 million in the three and nine months ended March 31, 2011, respectively, compared to $0.2 million and $2.1 million in the comparable fiscal 2010 periods.

•	Fiscal 2011 gain on sale of the Company’s Bluewater Road property in Albuquerque, New Mexico.

•	Reduced closed facility carrying costs due to sales of properties.

•	Fiscal 2010 income tax benefit related to a change in income tax carryback regulations.

Presented below are more detailed comparative data and discussions regarding our consolidated results of operations for the three and nine months ended March 31, 2011 compared to the three and nine months ended March 31, 2010. Results of operations for any period less than one year are not necessarily indicative of results of operations that may be expected for a full year.

For the Three Months Ended March 31, 2011 compared to the Three Months Ended March 31, 2010

The following table presents selected consolidated statement of operations data for the three months ended March 31, 2011 and 2010 (in thousands):

	2011		2010
	Total	% of Sales	Total	% of Sales
Net sales	$50,352	100.0%	$38,637	100.0%
Cost of goods sold	42,150	83.7	33,068	85.6

Gross profit	8,202	16.3	5,569	14.4
Selling and administrative expenses	5,143	10.2	4,328	11.2
Internal research and development expenses	282	0.6	—	—
Restructuring/impairment charges	—	—	238	0.6
Other operating expense, net	98	0.2	625	1.6

Operating income	2,679	5.3	378	1.0
Total other income (expense), net	(41)	(0.1)	179	0.4

Income before provision for (benefit from) income taxes	2,638	5.2	557	1.4
Provision for (benefit from) income taxes	115	0.2	(132)	(0.4)

Net income	$2,523	5.0%	$689	1.8%

The following table presents net sales for the three months ended March 31, 2011 and 2010 (in thousands):

	2011		2010
SEGMENT	Total	% of Total	Total	% of Total	% Change
Medical	$25,377	50%	$14,228	37%	78%
EMS	12,291	24	13,076	34	(6)
DSS	16,350	33	14,293	37	14
Eliminations	(3,666)	(7)	(2,960)	(8)	24

Totals	$50,352	100%	$38,637	100%	30

The following table presents gross profit and gross profit as a percent of net sales for the three months ended March 31, 2011 and 2010 (in thousands):

	2011		2010
SEGMENT	Total	GP%	Total	GP%
Medical	$3,554	14%	$1,474	10%
EMS	1,364	11	620	5
DSS	3,284	20	3,475	24

Totals	$8,202	16	$5,569	14

The following table presents operating income (loss) and operating income (loss) as a percent of net sales for the three months ended March 31, 2011 and 2010 (in thousands):

	2011		2010
SEGMENT	Total	% of Sales	Total	% of Sales
Medical	$2,044	8%	$327	2%
EMS	568	5	(426)	(3)
DSS	2,068	13	2,784	19
Other unallocated	(2,001)	—	(2,307)	—

Totals	$2,679	5	$378	1

Medical

Medical sales in the three months ended March 31, 2011 included $10.8 million of additional sales from the acquisitions of certain assets related to the contract manufacturing businesses of Delphi Medical and Byers Peak. Excluding these fiscal year 2011 incremental sales, Medical sales increased approximately $0.3 million in the three months ended March 31, 2011 as compared with the same quarter last year. This increase in comparable sales was primarily due to $2.3 million of increased sales to one customer, reflecting increased demand for certain programs. Sales to another customer decreased by $1.2 million, reflecting this customer’s disengagement during fiscal 2011. Several other customers in the aggregate accounted for the remaining sales variance. Medical sales are dependent on a small number of key strategic customers. Siemens Diagnostics contributed 21% and 22% of consolidated company net sales during the three months ended March 31, 2011 and 2010, respectively. Fenwal Blood Technologies, which became a customer with the Delphi acquisition, contributed 13% of consolidated company net sales during the three months ended March 31, 2011. Medical backlog was approximately $40.8 million at March 31, 2011. Commercial orders, in general, may be rescheduled or cancelled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the March 31, 2011 Medical backlog is currently expected to be realized in the next 12 months.

Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and costs associated with new program introduction. The gross profit percentage on Medical sales increased to 14% from 10% for the three months ended March 31, 2011 and 2010, respectively. This increase in margin on Medical sales reflects the Company’s continued implementation of Lean Enterprise and its cost management efforts to mitigate decreased capacity utilization at the Company’s Strongsville, Ohio facility earlier in the year. The quarter over quarter increase additionally reflects higher margins achieved at the Company’s Frederick, Colorado facility. Gross profit percentage on sales from the businesses acquired during fiscal 2011 was 16% for the three months ended March 31, 2011.

Selling and administrative expenses relating to the Medical segment were $1.4 million and $1.0 million for the three months ended March 31, 2011 and 2010, respectively. Reflected in the three months ended March 31, 2011 are increased direct and allocated expenses related to the Company’s recent acquisitions of $0.7 million. Decreased selling and administrative expenses from the Ohio facility reflected fiscal 2010 bad debt expense of $0.2 million and a decrease in allocated corporate selling and administrative expenses to the Ohio facility in the current fiscal quarter, partially offset by additional business development efforts in the current fiscal quarter.

EMS

EMS sales for the three months ended March 31, 2011 decreased approximately $0.8 million as compared with the same quarter last year. This decrease primarily reflects reduced sales to two customers, whose combined decrease totaled approximately $1.2 million from the prior year quarter. The decreases in sales to each of these customers reflect the quarter over quarter loss of certain programs with these customers. EMS sales include intercompany sales resulting primarily from the production of circuit boards that are then utilized in DSS product sales. Intercompany sales increased approximately $0.7 million in the comparable three month period. These intercompany sales are eliminated in consolidation. Several other customers in the aggregate accounted for the remaining sales variance. Goodrich contributed 10% and 15% of consolidated company net sales during the three months ended March 31, 2011 and 2010, respectively. EMS backlog was approximately $32.7 million at March 31, 2011. Commercial orders, in general, may be rescheduled or cancelled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the March 31, 2011 EMS backlog is currently expected to be realized in the next 18 months.

The gross profit percentage on EMS sales increased to 11% for the three months ended March 31, 2011 compared to 5% for the three months ended March 31, 2010. The quarter over quarter comparison reflects favorable product mix, improved performance and an aggressive continuous improvement program, partially offset by the impact of the overall decrease in sales volume.

Selling and administrative expenses relating to the EMS segment were $0.8 million for the three months ended March 31, 2011 compared to $0.9 million for the three months ended March 31, 2010, reflecting a decrease in allocated corporate selling and administrative expenses, partially offset by increased business development and safety efforts in the current fiscal quarter.

Restructuring/impairment charges relating to the EMS segment were $0.2 million for the three months ended March 31, 2010. No restructuring/impairment charges relating to the EMS segment were recognized in the current year quarter. For a further discussion of the restructuring activity see Note 15 to the Unaudited Condensed Consolidated Financial Statements.

DSS

DSS sales for the three months ended March 31, 2011 increased by $2.1 million from the third quarter of last fiscal year, reflecting higher U.S. Navy sonobuoy production and, to a lesser extent, increased digital compass sales in the current year quarter. Partially offsetting these increases were decreases in sonobuoy sales to foreign governments and in engineering sales revenue. Total sales to the U.S. Navy in the three months ended March 31, 2011 and 2010 were approximately $15.5 million and $11.9 million, respectively, or 31% of consolidated Company net sales for each of those periods. Sonobuoy sales to foreign governments were $0.1 million and $2.0 million in the three months ended March 31, 2011 and 2010, respectively. DSS backlog was approximately $48.9 million at March 31, 2011. A majority of the March 31, 2011 DSS backlog is currently expected to be realized within the next 12 to 16 months.

The gross profit percentage on DSS sales for the three months ended March 31, 2011 was 20% compared to 24% for the three months ended March 31, 2010. Gross profit percentage was adversely affected in the current year quarter by decreased sales to foreign governments as compared to the prior year quarter, partially offset by favorable product mix on increased U.S. Navy sonobuoy sales.

Selling and administrative expenses relating to the DSS segment were $0.9 million for the three months ended March 31, 2011 compared to $0.7 million for the three months ended March 31, 2010, reflecting increased direct selling and administrative expenses due to increased business development efforts in the current fiscal quarter, partially offset by a decrease in allocated corporate selling and administrative expenses.

Internal research and development expenses reflect costs incurred for the internal development of technologies for use in navigation, oil and gas exploration and port security. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment. The Company incurred $0.3 million of internally funded research and development expenses in the three months ended March 31, 2011. No internally funded research and development expense was incurred in the prior year period.

Other Unallocated

Total corporate selling and administrative expenses were $3.6 million and $3.3 million for the three months ended March 31, 2011 and 2010, respectively, reflecting increased business development expenses and fiscal 2011 legal, professional and travel expenses relating to acquisitions, partially offset by decreased information technology expenses. Of these costs, $1.5 million and $1.6 million, respectively, were allocated to segment operations in these periods. Allocations of corporate selling and administrative expenses are based on the nature of the service provided and can fluctuate from period to period.

Other operating expenses were $0.1 million and $0.5 million for the three months ended March 31, 2011 and 2010, respectively. These expenses primarily represent ongoing costs related to closed facilities and facilities held for sale. The Company sold its last remaining idled facility in February 2011.

No non-segment restructuring/impairment charges were recognized during the three months ended March 31, 2011 and 2010, respectively. For a further discussion of the restructuring activity see Note 15 to the Unaudited Condensed Consolidated Financial Statements.

Interest expense consists of interest and fees on our outstanding debt and revolving credit facility (see Note 7 to the Unaudited Condensed Consolidated Financial Statements), including amortization of financing costs. Interest expense was $0.2 million for each of the three months ended March 31, 2011 and 2010, respectively.

The Company is responsible for income taxes within each jurisdiction in which it operates. The Company recorded income tax expense of approximately $0.1 million for the three months ended March 31, 2011 compared to an income tax benefit of approximately $0.1 million for the three months ended March 31, 2010. The fiscal 2010 benefit reflects the release of $0.2 million of deferred tax asset valuation allowance in relation to tax regulation changes related to carryback provisions. See Note 9 to the Unaudited Condensed Consolidated Financial Statements for a further discussion of income taxes.

Due to the factors described above, the Company reported net income of $2.5 million ($0.25 per share, basic and diluted) for the three months ended March 31, 2011, compared to net income of $0.7 million ($0.07 per share, basic and diluted) for the corresponding quarter last year.

For the Nine Months Ended March 31, 2011 compared to the Nine Months Ended March 31, 2010

The following table presents selected consolidated statement of operations data for the nine months ended March 31, 2011 and 2010 (in thousands):

	2011		2010
	Total	% of Sales	Total	% of Sales
Net sales	$142,450	100.0%	$133,964	100.0%
Cost of goods sold	119,675	84.0	112,888	84.3

Gross profit	22,775	16.0	21,076	15.7
Selling and administrative expenses	15,666	11.0	14,017	10.4
Internal research and development expenses	564	0.4	—	—
Restructuring/impairment charges	77	—	2,121	1.6
Gain on acquisition	(2,400)	(1.7)	—	—
Other operating expense, net	504	0.4	1,472	1.1

Operating income	8,364	5.9	3,466	2.6
Total other expense, net	(111)	(0.1)	(151)	(0.1)

Income before provision for income taxes	8,253	5.8	3,315	2.5
Provision for (benefit from) income taxes	215	0.2	(2,027)	(1.5)

Net income	$8,038	5.6%	$5,342	4.0%

The following table presents net sales for the nine months ended March 31, 2011 and 2010 (in thousands):

	2011		2010
SEGMENT	Total	% of Total	Total	% of Total	% Change
Medical	$70,072	49%	$51,142	38%	37%
EMS	35,131	25	45,003	34	(22)
DSS	47,126	33	46,660	35	1
Eliminations	(9,879)	(7)	(8,841)	(7)	12

Totals	$142,450	100%	$133,964	100%	6

The following table presents gross profit and gross profit as a percent of net sales for the nine months ended March 31, 2011 and 2010 (in thousands):

	2011		2010
SEGMENT	Total	GP%	Total	GP%
Medical	$9,211	13%	$6,871	13%
EMS	3,020	9	2,349	5
DSS	10,544	22	11,856	25

Totals	$22,775	16	$21,076	16

The following table presents operating income (loss) and operating income (loss) as a percent of net sales for the nine months ended March 31, 2011 and 2010 (in thousands):

	2011		2010
SEGMENT	Total	% of Sales	Total	% of Sales
Medical	$6,691	10%	$3,733	7%
EMS	559	2	(1,189)	(3)
DSS	7,459	16	9,861	21
Other unallocated	(6,345)	—	(8,939)	—

Totals	$8,364	6	$3,466	3

Medical

Medical sales in the nine months ended March 31, 2011 included $28.1 million of additional sales from the acquisitions of certain assets related to the contract manufacturing businesses of Delphi Medical and Byers Peak. Excluding these fiscal year 2011 incremental sales, Medical sales decreased approximately $9.2 million in the nine months ended March 31, 2011 as compared with the same period last year. This decrease in comparable sales was primarily due to decreased sales to three customers. Sales to one customer decreased by $4.8 million, reflecting the suspension of production to make product enhancement modifications. This customer has notified the Company that the product enhancement modifications have been made, however, the Company cannot predict at what level sales for this product will resume. Sales to another customer decreased by $2.0 million, reflecting the customer’s inventory reduction efforts in the first six months of fiscal 2011, the end of life of one of its programs and technical issues on another. Sales to a third customer decreased by $2.4 million, reflecting this customer’s disengagement during fiscal 2011. Several other customers in the aggregate accounted for the remaining sales variance. Medical sales are dependent on a small number of key strategic customers. Siemens Diagnostics contributed 19% and 21% of consolidated company net sales during the nine months ended March 31, 2011 and 2010, respectively. Fenwal Blood Technologies, which became a customer with the Delphi acquisition, contributed 12% of consolidated company net sales during the nine months ended March 31, 2011.

The gross profit percentage on Medical sales remained consistent at 13% for each of the nine months ended March 31, 2011 and 2010, respectively. These comparable margins on Medical sales reflect decreased capacity utilization at the Company’s Strongsville, Ohio facility, certain unfavorable product mix between the two periods and the loss of certain favorable materials pricing benefits in the prior year to customer pricing adjustments. These downward pressures on gross margin were partially offset by greater operating efficiencies from consolidation of manufacturing operations and the Company’s continued implementation of Lean Enterprise and its cost management efforts. Gross profit percentage on sales from the businesses acquired during fiscal 2011 was 14% for the period since acquisition.

Selling and administrative expenses relating to the Medical segment were $4.5 million and $2.8 million for the nine months ended March 31, 2011 and 2010, respectively. Reflected in the nine months ended March 31, 2011 are increased direct and allocated expenses related to the Company’s recent acquisitions of $1.9 million. Decreased selling and administrative expenses from the Ohio facility reflect lower bad debt expense and a decrease in allocated corporate selling and administrative expenses to the Ohio facility in the current fiscal period, partially offset by increased business development efforts in the current fiscal period and $0.4 million in charges related to an unfavorable arbitration award related to a dispute with a disengaged customer.

Restructuring/impairment charges relating to the Medical segment were $0.1 million for the nine months ended March 31, 2011 and related to the workforce reduction and facility consolidation at the Company’s Frederick, Colorado facility. No restructuring/impairment charges relating to the Medical segment were recognized in the prior year period. For a further discussion of the restructuring activity see Note 15 to the Unaudited Condensed Consolidated Financial Statements.

On August 6, 2010, the Company completed the acquisition of certain assets related to the contract manufacturing business of Delphi Medical. The Company determined that the fair value of the assets acquired and liabilities assumed related to this acquisition exceeded the total purchase consideration and as a result the Company recorded a gain on acquisition of $2.4 million in nine months ended March 31, 2011. For a further discussion of this acquisition, see Note 2 to the Unaudited Condensed Consolidated Financial Statements.

EMS

EMS sales for the nine months ended March 31, 2011 decreased approximately $9.9 million as compared with the same period last year. This decrease primarily reflects decreased sales to three customers, whose combined decrease totaled approximately $11.7 million from the prior year period. Sparton completed its disengagement with one of these customers, Honeywell, during the three months ended December 31, 2010. The decreases in sales to the remaining two customers reflect the period over period loss of certain programs with these customers and production delays due to customer engineering design changes. Partially offsetting these decreases, sales to another customer increased by approximately $0.9 million. EMS sales include intercompany sales resulting primarily from the production of circuit boards that are then utilized in DSS product sales. Intercompany sales increased approximately $1.0 million in the comparable nine month period. These intercompany sales are eliminated in consolidation. Several other customers in the aggregate accounted for the remaining sales variance. One customer, Goodrich, contributed 10% and 13% of consolidated Company net sales during the nine months ended March 31, 2011 and 2010, respectively.

The gross profit percentage on EMS sales increased to 9% for the nine months ended March 31, 2011 compared to 5% for the nine months ended March 31, 2010. The period over period comparison reflects improved performance, consolidation of EMS operations, favorable product mix and an aggressive continuous improvement program, partially offset by the overall decrease in sales volume. Additionally offsetting these improvements, margin was favorably impacted in the prior year period by elevated margins on sales to Honeywell during its disengagement. Plant closures and restructuring activities are discussed further in Note 15 of the Unaudited Condensed Consolidated Financial Statements.

Selling and administrative expenses relating to the EMS segment were $2.5 million for each of the nine months ended March 31, 2011 and 2010, respectively, as decreased expenses related to the consolidation of EMS facilities during fiscal 2010 and decreased allocated corporate selling and administrative expenses were offset by increased business development and safety efforts in the current fiscal year.

Restructuring/impairment charges relating to the EMS segment were $1.0 million for the nine months ended March 31, 2010. No restructuring/impairment charges relating to the EMS segment were recognized in the current year period. For a further discussion of the restructuring activity see Note 15 to the Unaudited Condensed Consolidated Financial Statements.

DSS

DSS sales for the nine months ended March 31, 2011 increased by $0.5 million from the first nine months of last fiscal year, reflecting higher U.S. Navy sonobuoy production in the current year period and increased digital compass sales. Partially offsetting these increases were decreases in sonobuoy sales to foreign governments and in engineering sales revenue. Total sales to the U.S. Navy in the nine months ended March 31, 2011 and 2010 were approximately $41.1 million and $34.4 million, or 29% and 26%, respectively, of consolidated Company net sales for those periods. Sonobuoy sales to foreign governments were $3.7 million and $10.8 million in the nine months ended March 31, 2011 and 2010, respectively.

The gross profit percentage on DSS sales for the nine months ended March 31, 2011 was 22% compared to 25% for the nine months ended March 31, 2010. Gross profit percentage was adversely affected in the current year period by decreased sales to foreign governments as compared to the prior year period, partially offset by favorable product mix on increased U.S. Navy sonobuoy sales.

Selling and administrative expenses relating to the DSS segment were $2.5 million and $2.0 million for the nine months ended March 31, 2011 and 2010, respectively, reflecting increased direct selling and administrative expenses due to increased business development efforts in the current fiscal period.

Internal research and development expenses reflect costs incurred for the internal development of technologies for use in navigation, oil and gas exploration and port security. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment. The Company incurred $0.6 million of internally funded research and development expenses in the nine months ended March 31, 2011. No internally funded research and development expense was recognized in the prior year period.

Other Unallocated

Total corporate selling and administrative expenses were $11.1 million and $11.2 million for the nine months ended March 31, 2011 and 2010, respectively, reflecting, decreased information technology expenses, partially offset by increased business development expenses and fiscal 2011 legal, professional and travel expenses relating to acquisitions. Of these costs, $4.9 million and $4.5 million, respectively, were allocated to segment operations in these periods. Allocations of corporate selling and administrative expenses are based on the nature of the service provided and can fluctuate from period to period.

Other operating expenses were $0.3 million and $1.1 million for the nine months ended March 31, 2011 and 2010, respectively. These expenses primarily represent ongoing costs related to closed facilities and facilities held for sale. The Company sold its last remaining idled facility in February 2011.

Non-segment related restructuring/impairment charges were $1.1 million for the nine months ended March 31, 2010 and were related to relocation of the Company’s corporate office. No non-segment restructuring/impairment charges were recognized in the current year nine month period. For a further discussion of the restructuring activity see Note 15 to the Unaudited Condensed Consolidated Financial Statements.

Interest expense consists of interest and fees on our outstanding debt and revolving credit facility (see Note 7 to the Unaudited Condensed Consolidated Financial Statements), including amortization of financing costs. Interest expense was $0.5 million for the nine months ended March 31, 2011 compared to $0.7 million for the nine months ended March 31, 2010. The decrease primarily reflects the repayment of the Company’s line-of-credit and bank term debt with available cash on August 14, 2009.

The Company is responsible for income taxes within each jurisdiction in which it operates. The Company recorded income tax expense of approximately $0.2 million for the nine months ended March 31, 2011 compared to an income tax benefit of approximately $2.0 million for the nine months ended March 31, 2010. The fiscal 2011 income tax expense includes a $0.1 million benefit relating to income tax carryback refunds received from the Canadian government. The fiscal 2010 benefit reflects the release of $2.3 million of deferred tax asset valuation allowance in relation to tax regulation changes related to carryback provisions. See Note 9 to the Unaudited Condensed Consolidated Financial Statements for a further discussion of income taxes.

Due to the factors described above, the Company reported net income of $8.0 million ($0.79 per basic share and $0.78 per diluted share) for the nine months ended March 31, 2011, compared to net income of $5.3 million ($0.54 per share, basic and diluted) for the corresponding period last year.

Liquidity and Capital Resources

Certain of the Company’s DSS contracts allow for billings to occur when certain milestones under the applicable program are reached, independent of the amount shipped by Sparton as of such date. These advance billings reduce the amount of cash that would otherwise be required during the performance of these contracts. As of March 31, 2011 and June 30, 2010, $19.3 million and $21.6 million, respectively, of billings in excess of costs were received. The Company currently expects to meet its liquidity needs through a combination of sources including, but not limited to, operations, existing cash balances, its revolving line-of-credit, anticipated continuation of advance billings on certain DSS contracts and improvement in inventory management. With the above sources providing the expected cash flows, the Company currently believes that it will have sufficient liquidity for our anticipated needs over the next 12 months, but no assurances regarding liquidity can be made.

Operating activities provided $3.4 million and $5.0 million of net cash flows in the nine months ended March 31, 2011 and 2010, respectively. Excluding changes in working capital, operating activities provided $8.1 million and $8.5 million in the first nine months of fiscal 2011 and 2010, respectively, reflecting the Company’s relative operating performance during those periods. Working capital used $4.7 million and $3.5 million of net cash flows in the nine months ended March 31, 2011 and 2010, respectively. Working capital related cash flows in the first nine months of fiscal 2011 primarily reflect funding of production related to U.S. Navy contracts during the nine month period in excess of advance billings received, the initial working capital funding related the Company’s newly acquired Frederick, Colorado facility as well as a funding of a pension contribution during the period. Working capital related cash flows in the first nine months of fiscal 2010 primarily reflect the funding of production related to U.S. Navy contracts during the year in excess of advance billings received as well as cash outlays relating to restructuring activities and a pension contribution, offset by reduced working capital requirements related to lower sales volumes due to customer disengagements, the closing of facilities and the Company’s inventory management efforts.

Cash flows used in investing activities in the nine months ended March 31, 2011 and 2010 totaled $7.8 million and $4.2 million, respectively. The nine months ended March 31, 2011 reflect the acquisition of certain assets related to the contract manufacturing business of Delphi Medical. The consideration paid of $8.4 million is net of assumed employee accrual adjustments. Fiscal 2011 also reflects the $4.35 million net acquisition of certain assets and assumption of certain liabilities of Byers Peak. These two purchases were financed entirely through the use of Company cash. The nine months ended March 31, 2010 reflects the payment of contingent purchase consideration to the prior owners of Astro Instrumentation, LLC. Fiscal 2010 also reflects the utilization of $3.1 million to establish a trust, the Sparton Corporation Financial Assurance Trust, related to environmental remediation activities at one of Sparton’s former facilities. The funds were held in Sparton’s name and were invested with Sparton receiving the benefit of the investment return. Investment returns on the funds during the nine months ended March 31, 2010 totaled approximately $0.1 million. These funds were available for use to satisfy the expected remediation liability reflected in the June 30, 2010 balance sheet. Fiscal 2011 reflects the Company’s dissolution of the trust during October 2010. For further discussion of this remediation activity, see “Commitments and Contingencies” below. Capital expenditures for the nine months ended March 31, 2011 and 2010 were approximately $2.3 million and $1.0 million, respectively. Proceeds from the sale of property, plant and equipment for the nine months ended March 31, 2011 and 2010 were approximately $4.0 million and $0.5 million, respectively. Fiscal 2011 proceeds from the sale of property, plant and equipment primarily represent the February 2011 sale of the Company’s Bluewater Road property in Albuquerque, New Mexico. Fiscal 2010 proceeds from the sale of property, plant and equipment represent equipment sales related to the closure of the Company’s Jackson, Michigan facility. In addition, fiscal 2010 reflects proceeds from the sale of a portion of the Company’s interest in Cybernet totaling approximately $0.5 million.

Cash flows used in financing activities in the nine months ended March 31, 2011 and 2010 totaled approximately $0.1 million and $20.9 million, respectively. The primary use of cash from financing activities in the first nine months of fiscal 2010 was the repayment of debt. Fiscal 2010 also reflects the payment of financing fees related to the Company’s revolving credit facility. In the nine months ended March 31, 2010, the Company paid off the existing balance on its line-of-credit facility totaling $15.5 million and the $3.4 million remaining balance on its term loan with National City Bank.

As of March 31, 2011, the Company’s bank line-of-credit facility totaled $20.0 million, subject to certain collateral restrictions, with no borrowings against the available funds. The Company did have certain letters of credit outstanding against this facility totaling $0.5 million at March 31, 2011. This bank debt is subject to certain customary covenants which were met at March 31, 2011. The maturity date for this line-of-credit is August 14, 2012. The Company also has approximately $1.8 million of industrial revenue bonds outstanding at March 31, 2011. See Note 7, Debt, of the “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of the Company’s debt.

Commitments and Contingencies

Environmental Remediation

Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Although the Company entered into a long-term lease of the Coors Road property that was treated as a sale of property during the fourth quarter of fiscal 2010, it remains responsible for the remediation obligations related to its past operation of this facility. At March 31, 2011, Sparton had accrued approximately $4.3 million as its estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which approximately $0.5 million is classified as a current liability and included on the balance sheet in other accrued expenses. The Company’s minimum cost estimate is based upon existing technology and excludes certain legal costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements.

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

In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8.4 million incurred from the date of settlement, if any, of which approximately $3.4 million has been expended as of March 31, 2011 toward the $8.4 million threshold. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At March 31, 2011, the Company estimates that there is a reasonable possibility that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded and net of DOE reimbursement, could be up to $1.1 million before income taxes over the next approximately twenty years.

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

Litigation

On August 9, 2009, Sparton and certain subsidiaries were named as defendants in a wrongful death suit, alleging that a defective transmission shifter assembly in a 1996 Chrysler automobile caused a July 2007 death. The suit also named Chrysler LLC, Dura Automotive Systems, Inc., and Chandler Motors Company as defendants. The suit was filed in Pontotoc County Circuit Court in Mississippi. Sparton has not manufactured automotive shifter assemblies for Chrysler since December 1996, when it sold its KPI Group subsidiary to Dura Automotive Systems, Inc. The plaintiff seeks damages from the defendants for economic loss, pain and suffering, and loss of companionship, as well as punitive damages. Sparton has denied liability, has notified its insurance carriers regarding this claim, and is vigorously defending this matter. At this time, it is not possible to determine or predict the outcome of this suit, and as a result, no amounts have been accrued in the financial statements as of March 31, 2011. While no assurances can be given, the Company does not believe that this litigation, if adversely determined, would have a material adverse affect on the Company’s financial position or results of operations.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Information regarding the Company’s long-term debt obligations, environmental liability payments, operating lease payments, and other commitments is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010. As discussed in Note 2 to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report, concurrent with the August 2010 acquisition of certain assets of the contract manufacturing business of Delphi Medical, the Company entered into a lease of the facility housing the operations of this contract manufacturing business. Additionally, as described within this same footnote, concurrent with the March 2011 acquisition of certain assets and assumption of certain liabilities of Byers Peak, the Company entered into a lease of the facility housing the operations of this contract manufacturing business. Due primarily to the leases of these new facilities, contractual obligations under operating leases are now $588,000, $1,850,000, $1,098,000, $714,000, $718,000 and $1,556,000 for fiscal years 2011, 2012, 2013, 2014, 2015 and thereafter, respectively. In addition, as of June 30, 2010, there were $16.6 million of non-cancelable purchase orders outstanding. This amount has increased to $28.0 million as of March 31, 2011. Other than as noted above, there have been no material changes in the nature or amount of the Company’s contractual obligations since June 30, 2010.

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

The Company’s revolving credit line, if drawn upon, is subject to future interest rate fluctuations which could potentially have a negative impact on cash flows of the Company. The Company is not party to any currency exchange or interest rate protection agreements as of March 31, 2011.

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

There have been no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Sparton Corporation

Date: May 10, 2011	By:	/s/ CARY B. WOOD
Cary B. Wood
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2011	By:	/s/ GREGORY A. SLOME
Gregory A. Slome
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)