Form 10-K
period 2011-06-30
SPARTON CORP
filed 2011-09-07
CIK 92679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2011

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

Schaumburg, Illinois 60173

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold (based on the closing price on the New York Stock Exchange) as of December 31, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $77,981,000. For purposes of this computation, affiliates of the registrant include the registrant’s executive officers and directors and their respective affiliates as of December 31, 2010.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

As of August 31, 2011, there were 10,236,484 shares of common stock, $1.25 par value per share, outstanding.

Documents Incorporated by Reference

Part III incorporates information by reference to the registrant’s definitive proxy statement for its 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year.

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

General

Sparton Corporation and subsidiaries (the “Company” or “Sparton”) has been in continuous existence since 1900. It was last reorganized in 1919 as an Ohio corporation. The Company is a provider of complex and sophisticated electromechanical devices with capabilities that include concept development, industrial design, design and manufacturing engineering, production, distribution, and field service. The Company operates through three reportable business segments; Medical Device (“Medical”), Complex Systems (“CS”), formerly called Electronic Manufacturing Services (“EMS”), and Defense & Security Systems (“DSS”), which serves Defense, Security Systems, Navigation and Exploration markets. The electromechanical device end markets that Sparton, as a whole, serves are in Medical, Military & Aerospace and Industrial & Instrumentation. Effective beginning in fiscal 2010, the Company reports its operating results under these three reportable business segments. Prior to fiscal 2010, all of our operating units were aggregated into one line of business, EMS. Fiscal 2009 information presented herein reflects this change to segment reporting. Financial information by segment is presented in Note 15, Business Segments, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. All of the Company’s facilities are registered to ISO standards, including 9001 or 13485, with most having additional certifications. The Company’s products and services include products for Original Equipment Manufacturers (“OEM”) and Emerging Technology (“ET”) customers that are microprocessor-based systems that include transducers, printed circuit boards and assemblies, sensors, and electromechanical components, as well as development and design engineering services relating to these product sales. Sparton also develops and manufactures sonobuoys, anti-submarine warfare (“ASW”) devices used by the United States Navy and other free-world countries. Many of the physical and technical attributes in the production of sonobuoys are similar to those required in the production of the Company’s other electrical and electromechanical products and assemblies.

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

Medical Segment

Medical Device operations, with locations in Ohio and Colorado, are comprised of contract development, design, production and distribution of complex and sophisticated medical related electromechanical devices for customers with specialized needs, specifically in the design and manufacturing process, to assure product reliability and safety in accordance with Food and Drug Administration (“FDA”) guidelines and approvals. This group specializes in systems and procedures targeted to the requirements of medical OEM and ET customers primarily in the In Vitro Diagnostic and Therapeutic Device segments of the Medical Device market space.

Our Medical segment’s objective is to be the preferred contract design and manufacturer of medical devices/instruments for market leading OEM’s as well as emerging technologies. The market is driven by providing the total solution concept, at a competitive price to the customer. Our market advantage is our experience and knowledge of the market, breadth of services that we offer, and the referral relationships which have developed over the past 20 years. The major corporations on the customer side want to focus their time and energy supporting their major profit areas of consumables and new innovation through research and development. In addition, many companies are outsourcing certain engineering activities finding it costly and inefficient to have full time engineers available for new product development which cycles with new projects every three to five years. This is the niche that has proven to be successful to Sparton Medical.

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

On August 6, 2010, the Company completed the acquisition of certain assets related to the contract manufacturing business of Delphi Medical Systems, LLC (“Delphi Medical” or “Delphi”) in an approximate $8.4 million all-cash transaction. The acquired business, which is reported in the Company’s Medical segment, provides a new and diversified customer base and provides Sparton with a geographic presence in the western United States. Delphi Medical primarily manufactures OEM medical devices including blood separation equipment, spinal surgery products and 3-D eye mapping devices. It also provides engineering and manufacturing support to a market-leading environmental sensor company whose markets include meteorology, weather critical operations and controlled environment applications.

On March 4, 2011, the Company completed the acquisition of certain assets and assumption of certain liabilities of Byers Peak, Incorporated (“Byers Peak”) in an approximate $4.1 million all-cash transaction. The acquired business, which is reported in the Company’s Medical segment, provides further expansion into the therapeutic device market, diversifies Sparton’s customer base, and further expands the Company’s geographic reach into the western United States. Additionally, the acquisition increases Sparton’s offerings with the inclusion of field service and refurbishment capabilities. Byers Peak primarily manufactures medical devices for OEM and emerging technology companies in the Therapeutic device market, including devices for surgical navigation, RF energy generation, arterial disease, and kidney dialysis. It also has a field service and installation group that primarily provides water filtration and disinfection systems for the medical industry as well as device refurbishment programs. Additionally, Byers Peak provides electromechanical device manufacturing support for a limited number of customers outside of the medical industry.

Medical sales to Siemens Diagnostics accounted for 18%, 21% and 17% of consolidated revenue for the fiscal years ended June 30, 2011, 2010 and 2009, respectively. Fenwal Blood Technologies, which became a customer with the Delphi acquisition, contributed 12% of consolidated revenue during the year ended June 30, 2011. The loss of either Siemens Diagnostics or Fenwal Blood Technologies as a customer could have a material adverse financial effect on the Company. See Item 1A. Risk Factors, “We are dependent on a few large customers; the loss of such customers or reduction in their demand could substantially harm our business and operating results” for a further discussion regarding these customers. While the overall relationships with the Siemens Diagnostics and Fenwal Blood Technologies are important to Sparton, the contracts with these companies are such as ordinarily accompany the kind of business conducted by Sparton and the Company does not believe that it is substantially dependent on any individual contract or agreement with these customers. The contractual arrangements entered into with Siemens Diagnostics and Fenwal Blood Technologies are represented by master agreements which include certain master terms and conditions of Sparton’s relationship with these customers. These agreements do not commit the customers to any specific volume of purchases. Moreover, these terms can be amended in appropriate circumstances. Thus, until these customers submit a purchase order to Sparton, there is no guarantee of any revenue to Sparton. Rather than depending on these contracts for revenue, the Company accepts purchase orders from these customers which determine volume and delivery requirements. Medical backlog was approximately $42.3 million and $14.0 million at June 30, 2011 and 2010, respectively. A majority of the June 30, 2011 Medical backlog is currently expected to be realized within the next 12 months.

As a medical device manufacturer, Sparton Medical Systems operates in a heavily regulated environment. Despite efforts to harmonize domestic and international regulations, inconsistencies still exist. Quality Management System requirements are generally compatible but device approval, licensing and environmental requirements vary widely and change frequently. RoHS (Restriction of Hazardous Substances) and REACH (Registration, Evaluation and Authorization of Chemicals) directives are among the more recent regulatory challenges. Similar environmental regulations are expected from other countries and the United States. Non-compliance risks range from variance notifications to production/shipping prevention depending upon the agency and form of non-compliance.

Complex Systems Segment

Sparton’s Complex Systems Business Unit, with locations in Florida and Vietnam, provides multiple industries with complex electronics systems offering end-to-end development and manufacturing solutions focused on high expectations of quality and delivery performance through a global footprint. As a vertically integrated business unit, we assist in providing our customers with seamless development of circuit card assemblies for integration into electro-mechanical solutions. Complex Systems has a diverse and highly skilled group of engineers that focus on maximizing efficiency and cost containment at the various steps in the design, engineering, and manufacturing process. These electronic specialists act as an intelligent source and ideal partner for development firms and OEMs. This business unit is a trusted source and supplier for low to medium volume/high complexity commercial and military aerospace applications, medical devices, telecommunications, energy, and industrial controls. Current portfolio of product line applications include: flight controls, cock pit displays, fuel system controls, secure communications, early warning detection, diagnostics systems, security systems, detection systems, lighting, satellite communications, audio, nuclear detection, inventory control, and defense.

Complex Systems provides to its customers support services that include engineering services, design, material management, obsolescence analysis and management, documentation development, and process improvement. Our engineering services, led by our rapid prototype and pilot build process, offer our customers a high quality product that can quickly be placed into their channels of distribution. Once a product has been proven viable, we offer domestic and low cost country manufacturing and distribution solutions.

The segment strives to exceed customers’ expectations of low cost with high delivery and quality performance. As these attributes are demanded by CS customers that produce the aforementioned products, Complex Systems strives to exceed those expectations through utilization of contemporary management tools to ascertain the effectiveness of all business operating systems. This has allowed Complex Systems to gain competitive traction in the market place.

Competitors in our market segments are much larger in size and typically operate in a medium to higher volume sector. These competitors, however, typically do not provide low-volume, high-mix legacy services that Sparton can provide, as this remains our niche in the market. Other EMS providers of comparable size to Sparton’s Complex Systems Business Unit are forecasted to modestly grow by leading industry experts. OEM’s in our market segments are continually driving costs out of their respective businesses through outsourcing strategies, allowing opportunity for Sparton to capture additional value add opportunities.

Sparton Complex Systems continues to engage in ongoing strategic initiatives to expand market awareness of Sparton capabilities. As we continue to execute to our growth strategy, we anticipated adding additional resources in

Marketing Services, Business Development, and Program Administration services. We further intend to expand our web presence and continue direct participation in trade shows and networking forums. We are also engaged with local and regional economic development authorities. We continue to gain traction in this area as partnerships have developed with higher educational institutions research and development programs and county and regional economic leadership teams. Our Vietnam location continues to be engaged with the local government authority assisting North American Companies seeking to conduct business in Vietnam. These additional efforts will allow focused marketing for each of our identified markets optimizing our ability to selectively target new customers.

Complex Systems backlog was approximately $29.5 million and $29.1 million at June 30, 2011 and 2010, respectively. A majority of the June 30, 2011 Complex Systems backlog is currently expected to be realized within the next 12 months.

The majority of Sparton’s Complex Systems customers are in regulated industries where strict adherence to regulations is required such as Federal Drug Administration (“FDA”), International Tariff and Arms Regulations (“ITAR”), Federal Aviation Administration (“FAA”). These requirements are highly technical in nature and require strict adherence and documentation related to operational processes and documentation. Sparton’s quality system provides us the ability to service such markets, differentiating Sparton from some potential competitors which lack such systems.

DSS Segment

DSS operations, located in Florida, are comprised of design, development and production of products for a number of technologically significant programs aimed at fulfilling defense and commercial needs. Specializing in the development and production of complex electromechanical equipment, DSS designs and manufactures sonobuoys, anti-submarine warfare (“ASW”) devices used by the U.S. Navy and foreign governments. This business unit also performs an engineering development function for the United States military and prime defense contractors on advanced technologies targeted as future defense products as well as replacement of current systems. The sonobuoy product line is built to the customer’s demanding specifications. These products are ITAR restricted, which limits opportunities for competition.

DSS is partner to a 50/50 joint venture agreement (“JV”) with UnderSea Sensor Systems, Inc. (“USSI”), the only other major producer of sonobuoys to the free world. USSI’s parent company is Ultra Electronics Holdings PLC, based in the United Kingdom. The joint venture arrangement operates under the name ERAPSCO and allows Sparton and USSI to consolidate their own unique and complementary backgrounds to jointly develop and produce U.S. derivative sonobuoy designs for the U.S. Navy as well as foreign countries. In concept, and in practice, ERAPSCO serves as a pass-through entity with no funds or assets. While the joint venture agreement provides the opportunity to maximize efficiencies in the design and development of the related sonobuoys, both venture companies function independently as subcontractors; therefore, there is no separate entity to be accounted for or consolidated. The Board of Directors of ERAPSCO has the responsibility for the overall management and operation of the JV. The six (6) member board consists of equal representation (full time employees) from both JV partners for three (3) year terms. Manpower for ERAPSCO, specifically a general manager role, contract administrator role and financial manager role, is similarly assigned by the JV partners for rotating three year terms and the costs of these assigned individuals are borne by the party assigning the personnel. In response to a customer request for proposal (“RFP”) that ERAPSCO will bid on, the Board of Directors of ERAPSCO determines both the composition of a response to the RFP and the composite bid to be submitted to the customer. The Board of Directors strives to divide the aggregate contract awards at a 50/50 share ratio. Each joint venture partner bears the costs it incurs associated with the preparation and submission of proposals. Each JV partner submits to ERAPSCO a proposal for the estimated cost of performing that portion of the RFP applicable to it. Upon award of a contract to the JV, separate subcontracts are generated between ERAPSCO and each of the JV partners defining the responsibilities and compensation for each JV partner. These subcontracts contain terms and conditions consistent with the prime contract. Each JV partner is responsible for the successful performance of its bid to the JV for its respective scope of work and each JV partner is responsible for profit or losses sustained in the execution of the subcontract against its respective bid. Under ERAPSCO, individual contract risk exposures are reduced, while the likelihood of achieving U.S. Navy and other ASW objectives is enhanced. ERAPSCO has been in existence for approximately twenty years and historically, the agreed upon products included under the joint venture agreement were generally developmental or sonobuoys with low volume demand. Four years ago, the Company’s ERAPSCO arrangement was expanded to include additional products for U.S. customers and substantially all U.S. derivative sonobuoy products for customers outside of the United States. Beginning with the U.S. Government 2011 fiscal year contracts, all U.S. sonobuoy products are now bid and executed through ERAPSCO, completing the joint venture expansion which now includes sales of all U.S. derivative sonobuoys worldwide.

While the ERAPSCO agreement provides certain benefits to Sparton as described above, the Company does not believe that it is substantially dependent upon this agreement to conduct its business. If in the future, Sparton determines that this commercial arrangement is no longer beneficial, the Company has the ability to terminate the joint venture in relation to future business awards and return to independent bidding for U.S. Navy and foreign government ASW awards.

New internally funded products are under development for sale as commercial products to the navigation and underwater acoustic systems market. Markets for these products include autonomous underwater and ground vehicles, as well as unattended aerial vehicles as our product offerings grow. The principal example of such products is a family of precision electronic compasses for applications such as navigation and mineral or petroleum exploration. Competition among companies that build these products is intense and dynamic. As such, development of our commercial products requires the identification of sustainable competitive advantages (“SCA”) prior to investment to ensure there is a viable market for our products. Each new product must advance the technology available to the market enough to overcome the inherent inertia preventing potential customers from switching from competitors products. Likewise, existing products are evaluated periodically to ensure their SCA is still maintained and if not, either redesign or end-of-life occurs. The expansion of our commercial product lines leverages the intrinsic engineering talent at DSS and capitalizes on the sonobuoy product volumes to provide technological as well as economies of scale advantages.

Sonobuoy and related engineering services, including sales to the U.S. Navy, accounted for approximately 33%, 36% and 19% of consolidated revenue for the fiscal years ended June 30, 2011, 2010 and 2009, respectively. Sales to the U.S Navy, including subcontract sales through ERAPSCO, accounted for 30%, 28% and 14% of consolidated revenue for the fiscal years ended June 30, 2011, 2010 and 2009, respectively. The U.S. Navy issues multiple contracts annually for its sonobuoy and engineering requirements. The loss of U.S. Navy sonobuoy sales would have a material adverse financial effect on the Company. While the overall relationship with the U.S. Navy is important to Sparton, the contracts with the U.S. Navy, including subcontracts through ERAPSCO, are such as ordinarily accompany the kind of business conducted by Sparton and the Company does not believe that it is substantially dependent on any individual contract or agreement with this customer other than the Subcontract effective June 20, 2011 between Sparton Electronics, Florida, Inc. and ERAPSCO that is filed as an exhibit to this Annual Report on Form 10-K (the “Subcontract”). Pursuant to the Subcontract, DSS will supply sonobuoys to the U.S. Navy through ERAPSCO for a total contract value of approximately $32.2 million to Sparton Electronics.

DSS backlog was approximately $65.5 million and $69.6 million at June 30, 2011 and 2010, respectively. A majority of the June 30, 2011 DSS backlog is currently expected to be realized within the next 12 to 16 months.

United States Government contracts allow Sparton to submit advance billings, which are then applied against inventories purchased and manufacturing costs incurred by the Company throughout its performance under these contracts. Inventories were reduced by advance billings to the U.S. government for costs incurred related to long-term contracts, thereby establishing inventory to which the U.S. government then has title, of approximately $9.0 million and $7.4 million, respectively, at June 30, 2011 and 2010. At June 30, 2011 and

2010, current liabilities include advance billings of $13.0 million and $21.6 million, respectively, on government contracts. As these billings are in excess of cost, there is no inventory to which the government would claim title and, therefore, no offset to inventory has been made.

DSS’s business is affected by numerous laws and regulations relating to the award, administration and performance of U.S. Government contracts. The U.S. Government generally has the ability to terminate DSS contracts, in whole or in part, without prior notice, for convenience or for default based on performance. If any of these U.S. Government contracts were terminated for convenience, Sparton would generally be protected by provisions covering reimbursement for costs incurred on the contracts and profit on those costs, but not the anticipated profit that would have been earned had the contract been completed.

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

During fiscal 2011, the Company incurred internally funded research and development expenses of $1.1 million for the internal development of technologies for use in navigation, oil and gas exploration and port security. These efforts relate to our DSS segment. During fiscal 2010 and 2009, the Company incurred no expenditures for research and development (R&D) not funded by customers. Customer funded R&D costs, which are usually part of a larger production agreement, totaled approximately $9.1 million, $10.0 million and $4.4 million for the years ended June 30, 2011, 2010 and 2009, respectively, all of which relates to our DSS segment.

Sparton earns revenues from United States based customers as well as foreign country based customers. Additionally, the Company has a manufacturing facility in Vietnam. Financial information regarding the Company’s geographic sales concentration and locations of long-lived assets is presented in Note 16, Business, Geographic and Sales Concentration, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

At June 30, 2011, Sparton employed 1,013 people, including 140 contractors. None of the Company’s employees are represented by a labor union. The Company considers employee relations to be good.

Executive Officers of the Registrant

Information with respect to executive officers of the Registrant is set forth below. The positions have been held for the periods noted.

Cary B. Wood	Chief Executive Officer since November 2008 and President since April 2009. Previously Mr. Wood held the position of Chief Operating Officer for Citation Corporation in Novi, MI since August 2004. (Age 44)

Gregory A. Slome	Senior Vice President and Chief Financial Officer since April 2009. Previously, Mr. Slome was an independent financial contractor since November 2007. Prior to that date, Mr. Slome was Director of Treasury and International Finance, U.S. Robotics Corporation since July 2000. (Age 48)

Gordon B. Madlock	Senior Vice President, Operations since January 2009. Previously, Mr. Madlock held the position of Senior Vice President of Operations for Citation Corporation in Novi, MI since September 1999. (Age 53)

Michael W. Osborne	Senior Vice President, Corporate and Business Development since January 2009. Previously, Mr. Osborne held the position of Vice President, Operations at The Niven Marketing Group in Carol Stream, IL since January 2006. Prior to that date, Mr. Osborne held the position of Vice President, Operations & Engineering at Gardner Bender in Milwaukee, WI since March 2004. (Age 40)

Steven M. Korwin	Senior Vice President, Quality, Engineering and Information Systems since September 2010 and Senior Vice President, Quality and Engineering since September 2009. Previously, Mr. Korwin held the position of Group Vice President, Electronic Manufacturing Services since December 2008. Prior to that date, Mr. Korwin held the position of Vice President of Quality and Engineering for Citation Corporation in Novi, MI since October 2005. (Age 48)

Lawrence R. Brand	Vice President, Human Resources since May 2011. Previously, Mr. Brand held the position of Director, Corporate Human Resources since February 2010. Prior to that date, Mr. Brand held the position of Senior Manager, Human Resources for Fellowes, Inc. in Itasca, IL since November 2004. (Age 44)

Jake Rost	Vice President/General Manager, Medical Business Unit since March 2011. Prior to that date, Mr. Rost held the position of Vice President, Business Development for Byers Peak since January 2007. (Age 42)

Duane K. Stierhoff	Vice President/General Manager, Medical Device Operations since June 2006. Prior to that date, Mr. Stierhoff held the position of Vice President Operations at Astro Instrumentation, LLC in Strongsville, OH. (Age 56)

James M. Lackemacher	Vice President/General Manager, Defense and Security Systems Business Unit since April 2005. Previously Mr. Lackemacher held the position of Director of Government Engineering since September 2003. (Age 49)

Robert L. Grimm II	Vice President/General Manager, Complex Systems Business Unit since July 2010. Previously Mr. Grimm held the position of General Manager, Electronic Manufacturing Services since January 2009. Prior to that date, Mr. Grimm held the position of General Manager for Citation Corporation in Novi, Michigan. (Age 45)

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

The Complex Systems and Medical industries in general are highly fragmented and intensely competitive. Our contract manufacturing services are available from many sources, and we compete with numerous domestic and foreign firms. Within Sparton’s target market, the high-mix, low- to medium-volume sector of the Complex Systems and Medical industries, there are substantially fewer competitors, but competition remains strong. Some competitors have substantially greater manufacturing, R&D, marketing or financial resources and, in some cases, have more geographically diversified international operations. Sparton expects competition to intensify further as more companies enter our target markets and our customers consolidate. In the future, increased competition from large electronic component manufacturers that are selling, or may begin to sell, electronics manufacturing services may occur. Future growth will depend on new outsourcing opportunities, and could be limited by OEMs performing such functions internally or delaying their decision to outsource.

DSS is partner to a 50/50 joint venture agreement with USSI, the only other major producer of sonobuoys to the free world. If USSI were to terminate this joint venture, DSS would be required to return to independent bidding for U.S. Navy and other foreign country sonobuoy business. If this was to happen, it is possible that the Company’s future results could be negatively impacted. Starting with the 2014 U.S. Government fiscal year, the U.S. Navy will open up its sonobuoy contract bidding process potentially allowing additional competitors to vie for this business. While the Company believes that there are significant barriers to entry into the sonobuoy market, if a new competitor was able to successfully develop the necessary technical capabilities and gain entry into the market space, the Company’s future results could be negatively impacted.

In some cases, Sparton may not be able to offer prices as low as some competitors for a host of reasons. For example, those competitors may have lower cost structures for their services, they may be willing to accept business at lower margins in order to utilize more of their excess capacity, or they may be willing to take on business at low or even zero gross margins to gain entry into the Company’s markets. Upon the occurrence of any of these events, our net sales would likely decline. Periodically, we may be operating at a cost disadvantage compared to some competitors with greater direct buying power. As a result, competitors may have a competitive advantage and obtain business from our customers.

Principal competitive factors in our targeted markets are believed to be quality, reliability, the ability to meet delivery schedules, customer service, technological sophistication, geographic location and price. During periods of recession in the Complex Systems and Medical industries, our competitive advantages in the areas of adaptive manufacturing and responsive customer service may be of reduced importance due to increased price sensitivity. We also expect our competitors to continue to improve the performance of their current products or services, to reduce their current products or service sales prices and to introduce new products or services that may offer greater performance and improved pricing. Any of these could cause a decline in sales, loss of market acceptance of our products or services, profit margin compression, or loss of market share.

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

We depend on limited or single source suppliers for some critical components; the inability to obtain components as required, with favorable purchase terms, could harm our business.

A significant portion of our costs are related to electronic components purchased to produce our products. In some cases our customers dictate that we purchase particular components from a single or limited number of suppliers. Supply shortages for a particular component can delay production, and thus delay shipments to customers and the associated revenue of all products using that component. This could cause the Company to experience a reduction in sales, increased inventory levels and costs, and could adversely affect relationships with existing and prospective customers. In the past, we have secured sufficient allocations of constrained components so that revenue was not materially impacted. If we are unable to procure necessary components under favorable purchase terms, including at favorable prices and with the order lead times needed for the efficient and profitable operation of our factories, our results of operations could suffer. The Company believes that alternative suppliers are available to provide the components, including unique components, necessary to manufacture our customers’ products.

We are dependent on a few large customers; the loss of such customers or reduction in their demand could substantially harm our business and operating results.

For the fiscal year ended June 30, 2011, our six largest customers, including the U.S. Navy, accounted for approximately 75% of total net sales. The U.S. Navy, a DSS customer through the Company’s ERAPSCO agreement, represented 30% of our total net sales in the same period. Siemens Diagnostics and Fenwal Blood Technologies, both Medical customers, contributed 18% and 12%, respectively, of total net sales in fiscal 2011. We expect to continue to depend upon a relatively small number of customers, but we cannot ensure that present or future large customers will not terminate, significantly change, reduce, or delay their manufacturing arrangements with us. Because our major customers represent such a large part of our business, the loss of any of our major customers or reduced sales to these customers could negatively impact our business.

During the fourth quarter of fiscal 2011, Siemens notified the Company that it intends to dual source two of its larger programs with the Company beginning in fiscal 2012. Annual sales related to these programs aggregated approximately $27.8 million in fiscal 2011. While the Company cannot estimate the ultimate impact that this dual sourcing will have on its future annual sales, unless overall sales related to these programs increase, this dual sourcing is expected to have an adverse impact on fiscal 2012 sales from the Company’s Ohio facility. Related in part to this event and in conjunction with the Company’s annual goodwill impairment analysis, the Company recorded impairments of $13.2 million and $3.7 million against its goodwill and customer relationships intangible asset, respectively, related to its Ohio reporting unit. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Goodwill and Intangible Assets for a further description of these impairments.

Additionally, the U.S. Navy generally has the ability to terminate DSS contracts, in whole or in part, without prior notice, for convenience or for default based on performance. If any of these U.S. Navy contracts were to be terminated for convenience, Sparton would generally be protected by provisions covering reimbursement for costs incurred on the contracts and profit on those costs, but not the anticipated profit that would have been earned had the contract been completed.

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

Our inability to forecast the level of customer orders with much certainty makes it difficult to schedule production and maximize utilization of manufacturing capacity. Additionally, we are often required to place materials orders from vendors, some of which are non-cancelable, based on an expected level of customer volume. At June 30, 2011, non-cancelable purchase orders with vendors totaled approximately $29.6 million. If actual demand is higher than anticipated, we may be required to increase staffing and other expenses in order to meet such demand of our customers. Alternatively, anticipated orders from our customers may be delayed or fail to materialize, thereby adversely affecting our results of operations. Such customer order fluctuations and deferrals have had a material adverse effect on us in the past, and we may experience similar effects in the future.

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

A portion of the Company’s operations and some customers are in foreign locations. As a result, transactions may occur in currencies other than the U.S. dollar. Currency exchange rates fluctuate on a daily basis as a result of a number of factors and cannot be easily predicted. Volatility in the U.S. dollar could seriously harm our business, operating results and financial condition. The primary impact of currency exchange fluctuations is on the adjustments related to the translation of the Company’s Vietnamese financial statements into U.S. dollars, which are included in current earnings, as well as impacting the cash, receivables, payables, property and equipment of our operating entities. The Company currently does not use financial instruments to hedge foreign currency fluctuation and unexpected expenses could occur from future fluctuations in exchange rates.

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

Our business operates in heavily regulated environments. We must manage the risk of changes in or adverse actions under applicable law or in our regulatory authorizations, licenses and permits, governmental security clearances, government procurement regulations or other legal rights in order to operate our business, manage our work force, or import and export goods and services as needed. We also face the risk of other adverse regulatory actions, compliance costs, or governmental sanctions.

The efficiency of our operations could be adversely affected by disruptions to our Information Technology (IT) Services, including implementation of our new enterprise resource planning (“ERP”) system.

We rely in part on various IT systems to manage our operations and to provide analytical information to management. These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunication services, physical and electronic loss of data, security breaches and computer viruses. Any inefficiencies or production down-times resulting from such disruptions could have a negative impact on our ability to meet customers’ orders, resulting in a delay or decrease to our revenue and a reduction to our operating margins. Further, we are in the process of implementing a new ERP system. While we believe we are effectively managing the implementation, there are risks involved in the rollout of an enterprise wide project. Any disruption to our financial or other systems as a result of the ERP rollout could have a material adverse impact on our business.

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

Changes in the securities laws and regulations have increased, and are likely to continue to increase our costs.

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

As required by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. The report must contain an assessment by management of the effectiveness of our internal control over financial reporting. In addition, the independent registered public accounting firm auditing a company’s financial statements must attest to and report on the effectiveness of the company’s internal control over financial reporting, if the Company’s public equity float remains above certain thresholds.

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

Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico. At June 30, 2011, Sparton had accrued approximately $4.2 million as its estimate of the remaining minimum future undiscounted financial liability with respect to this matter. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At June 30, 2011, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded and net of DOE reimbursement, could be up to $1.9 million before income taxes over the next approximately twenty years. See Item 3 — “Legal Proceedings” of this Annual Report on Form 10-K.

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

As of June 30, 2011, the directors, executive officers and 5% shareholders beneficially owned or controlled an aggregate of approximately 38% of our common stock. Accordingly, certain persons have significant influence over the election of our Board of Directors, the approval or disapproval of any other matters requiring shareholder approval, and the affairs and policies of Sparton. Such voting power could also have the effect of deterring or preventing a change in control of the Company that might otherwise be beneficial to other shareholders. Conversely, such voting power could have the effect of deterring or preventing a change in control of the Company that might otherwise be detrimental to other shareholders. In addition, substantially all of the outstanding shares of common stock are freely tradable without restriction or further registration. Sales of substantial amounts of common stock by shareholders, or even the potential for such sales, may cause the market price to decline and could impair the ability to raise capital through the sale of equity securities.

In the future, we may need additional funding, which could be raised through issuances of equity securities. We also have the right to issue shares upon such terms and conditions and at such prices as our Board of Directors may establish. Such offerings would dilute the ownership interest of existing shareholders and could cause a dilution of the net tangible book value of such shares.

At June 30, 2011, there were options outstanding for the purchase of 220,341 shares of common stock of the Company, all of which options were vested and exercisable. Holders of our common stock could suffer dilution if outstanding common stock options are exercised in excess of the number of shares repurchased by Sparton.

Market volatility may have an adverse impact on our pension costs associated with our defined benefit plan.

The recent volatility and uncertainty in the global financial market has resulted in the Company making significant cash contributions to our pension plan in recent years. For a further discussion of the Sparton Corporation Pension Plan, see “Pension Obligations” in the Critical Accounting Policies and Estimates section in Part II, Item 7 of this report and Note 9, Employee Retirement Benefits Plans, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K. Notwithstanding the actions recently taken to reduce the costs of the plan, if the global financial market continues to be unstable or declines further, we may be required to make further contributions to the pension plan in future periods. These contributions, if made, would negatively impact our liquidity, cash flows, and financial position.

The tightened credit market, both nationally and globally, may adversely affect the availability of funds to us for working capital, liquidity requirements, and other purposes, which may adversely affect our cash flows and financial condition.

We anticipate that our revolving line-of-credit facility will be a component of our available working capital during fiscal 2012. For a summary of our banking arrangements, see Note 7, Debt, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K. If the turmoil in the credit market continues or intensifies, we may have difficulty maintaining a line-of-credit on similar or more favorable terms, which could adversely affect our liquidity, cash flows, and results of operations. There are no assurances we will always have access to a line-of-credit or that the line-of-credit would always be sufficient for all purposes. Additionally, if vendors of electronic components restricted or reduced credit extended to us for purchase of raw materials as a result of general market conditions, the vendor’s credit status, or our financial position, it could adversely affect liquidity, cash flows, and results of operations.

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

The following is a listing of Sparton’s principal properties as of June 30, 2011. Except as described below, Sparton owns all of these properties. These facilities provide a total of approximately 513,000 square feet of manufacturing and administrative space. There are manufacturing and office facilities at each location. Reflective of the current economic environment, Sparton’s manufacturing facilities are underutilized. Underutilized percentages vary by plant; however, ample space exists to accommodate expected growth. Sparton believes these facilities are suitable for its operations.

Segment/Location	Square Feet	Ownership
Medical Segment:
Strongsville, Ohio	60,000	Owned
Frederick, Colorado	65,000	Leased
Complex Systems Segment:
Brooksville, Florida	136,000	Owned
Thuan An District, Binh Duong Province, Vietnam (Outside of Ho Chi Minh City)	55,000	Owned
DSS Segment:
De Leon Springs, Florida	197,000	Owned
Corporate Office:
Schaumburg, Illinois	8,000	Leased

The Company’s Frederick, Colorado facility has approximately 6 years remaining on its initial lease term. The lease provides the Company the option to extend the term up to an additional five years.

While the Company owns the building and other assets in Vietnam, the land is occupied under a long-term lease covering approximately 40 years. This lease is prepaid, with the cost amortized over the term of the lease, and carried in other long-term assets on our balance sheet.

The Company is additionally leasing approximately 30,000 square feet of manufacturing and administrative space in connection with its acquisition of Byers Peak, Incorporated (“Byers Peak”) in March 2011. This lease has an initial term of six months with options to extend the lease up to an additional eighteen months and is needed to facilitate the transition of the Byers Peak business to the Frederick, Colorado facility. The Company expects to have this transition completed by the end of the Company’s fiscal 2012 second quarter and be able to terminate the lease at that time.

As of June 30, 2011, substantially all of our assets, including real estate, are pledged as collateral to secure any potential borrowings under our revolving line of credit (see Note 7, Debt, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K).

ITEM 3.	LEGAL PROCEEDINGS

Environmental Remediation

Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Although the Company entered into a long-term lease of the Coors Road property that was accounted for as a sale of property during fiscal 2010 (see Note 2, Summary of Significant Accounting Policies, Net, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K), it remains responsible for the remediation obligations related to its past operation of this facility. At June 30, 2011, Sparton had accrued approximately $4.2 million as its estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which approximately $0.4 million is classified as a current liability and included on the balance sheet in other accrued expenses. The Company’s minimum cost estimate is based upon existing technology and excludes certain legal costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements.

On October 15, 2009, approximately $3.1 million of cash was utilized to establish a trust, the Sparton Corporation Financial Assurance Trust, for remediation activity. The funds were held in Sparton’s name and were invested with Sparton receiving the benefit of the investment return. As of June 30, 2010, approximately $3.2 million was held in this trust and reflected as restricted cash on the consolidated balance sheet. These funds were available for use against the expected remediation liability. The trust was established to meet the United States Environmental Protection Agency’s (“EPA”) financial assurance requirements for the fiscal year ended June 30, 2010, with trust funds to be drawn upon only should Sparton not continue to meet its financial remediation requirements. The trust was to remain in place until the Company could again satisfy the EPA financial assurance requirements through compliance with financial ratios, as was previously attained on an annual basis until fiscal year 2009. Based on the Company’s financial results for fiscal year 2010, the Company was again in compliance with the financial ratios and dissolved the trust during October 2010.

In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8.4 million incurred from the date of settlement, if any, of which approximately $3.6 million has been expended as of June 30, 2011 toward the $8.4 million threshold. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At June 30, 2011, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded and net of DOE reimbursement, could be up to $1.9 million before income taxes over the next approximately twenty years.

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

Litigation

On August 9, 2009, Sparton and certain subsidiaries were named as defendants in a wrongful death suit, alleging that a defective transmission shifter assembly in a 1996 Chrysler automobile caused a July 2007 death. The suit also named Chrysler LLC, Dura Automotive Systems, Inc., and Chandler Motors Company as defendants. The suit was filed in Pontotoc County Circuit Court in Mississippi. Sparton has not manufactured automotive shifter assemblies for Chrysler since December 1996, when it sold its KPI Group subsidiary to Dura Automotive Systems, Inc. The plaintiff sought damages for economic loss, pain and suffering, and loss of companionship, as well as punitive damages. After Sparton filed a motion for summary judgment, and after plaintiff took the deposition of a Chrysler representative who testified that Sparton had nothing to do with the design of any shifters KPI may have manufactured, plaintiff consented to the entry of judgment for Sparton on all claims. An order dismissing all claims against Sparton with prejudice was submitted to the Court and was entered on August 10, 2011, thereby closing this litigation against Sparton.

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

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “SPA”.

The table below sets forth the high and low closing prices of our common stock as reported by the NYSE for each quarter during the last two years:

	Quarter
	1st	2nd	3rd	4th
Year Ended June 30, 2011
High	$6.09	$8.37	$9.00	$10.22
Low	$4.78	$6.08	$7.63	$7.68
Year Ended June 30, 2010
High	$4.40	$6.47	$6.74	$6.00
Low	$2.60	$4.00	$5.60	$4.95

Holders. As of August 31, 2011, there were 448 record holders of our common stock. The number of record holders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends. We have not paid dividends on our common stock during either fiscal 2011 or fiscal 2010. Other than in fiscal 2006, the Company has not declared or paid cash dividends on our common stock for many years. In addition, our credit facility prohibits us from declaring or paying any dividends on our capital stock without obtaining prior approval from our credit facility provider.

Securities Authorized for Issuance Under Equity Compensation Plans. See our disclosure below in “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.”

Unregistered Sales of Equity Securities and Use of Proceeds. None.

Performance Graph. The performance graph below compares the cumulative total shareholder return on our common stock for the past five years against the cumulative total return of a broad market index (Russell 2000 Index) and a peer group index, which is composed of Aerovironment, Inc., Analogic Corporation, API Technologies Corp., Astronics Corporation, Benchmark Electronics, Inc., CTS Corporation, Ducommun Incorporated, HEI, Inc., IEC Electronics Corp., ION Geophysical Corporation, Plexus Corp., Raven Industries, Inc., SigmaTron International, Inc., SMTC Corporation, Sypris Solutions, Inc. and Ultra Electronics Holdings. Previously, the Company used the S&P 500 Composite Index as its broad market index comparative and the Electronics Component of the NASDAQ as its more specific industry index comparative. The Company changed its comparative broad market index because it believes that the Russell 2000 Index is a more meaningful proxy for the overall marketplace than the S&P 500 Composite Index. The comparative peer group was selected based on a review of publicly available information about these companies and the Company’s determination that they are engaged in electronics manufacturing businesses similar to that of the Company or its reportable operating segments. The Company also believes that this peer group is a more meaningful comparative than the industry index used in the previous year.

The graph assumes that $100.00 was invested in our common stock and in each index on June 30, 2006. The total return for the common stock and the indices used assumes the reinvestment of dividends, if any. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Comparison of Cumulative Total Return

Among Sparton Corporation,

Russell 2000 Index, Peer Group Index,

S&P 500 Index and NASDAQ Electronics Component Index

	06/30/06	06/30/07	06/30/08	6/30/09	06/30/10	6/30/11
Sparton Corporation	100.00	88.94	51.88	35.82	62.14	126.25
Russell 2000 Index	100.00	116.43	98.78	73.17	88.89	122.15
Peer Group	100.00	106.78	101.55	69.97	86.36	118.67
S&P 500 Index	100.00	120.59	104.77	77.30	88.46	115.61
NASDAQ Electronics Component Index	100.00	116.80	106.44	77.55	93.33	116.37

ITEM 6.	SELECTED FINANCIAL DATA

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

	2011 (a)	2010	2009	2008	2007
Operating Results:
Net sales	$203,352	$173,977	$221,871	$229,806	$200,086
Cost of goods sold	170,184	147,394	205,985	218,216	194,145

Gross profit	33,168	26,583	15,886	11,590	5,941
Selling and administrative expenses	20,842	18,205	18,851	19,106	17,948
Internal research and development expenses	1,110	—	—	—	—
Restructuring/impairment charges	75	4,076	7,008	181	—
Gain on acquisition	(2,550)	—	—	—	—
Gain on sale of property, plant and equipment	(139)	(3,119)	(10)	(977)	(89)
Impairment of intangible asset	3,663	—	—	—	—
Impairment of goodwill	13,153	—	—	—	—
Other operating expenses	843	1,699	1,294	483	278

Operating income (loss)	(3,829)	5,722	(11,257)	(7,203)	(12,196)
Other expense, net	(114)	(198)	(2,709)	(734)	(180)

Income (loss) before income taxes	(3,943)	5,524	(13,966)	(7,937)	(12,376)
Provision for (benefit from) income taxes	(11,404)	(1,916)	1,787	5,201	(4,607)

Net income (loss)	$7,461	$7,440	$(15,753)	$(13,138)	$(7,769)

Weighted-Average Common Shares Outstanding:
Common stock — basic	10,217,494	9,972,409	9,811,635	9,811,507	9,817,972
Common stock — diluted	10,255,368	9,972,409	9,811,635	9,811,507	9,817,972

Per Share of Common Stock — Income (Loss):
Common stock — basic	$0.73	$0.75	$(1.61)	$(1.34)	$(0.79)
Common stock — diluted	$0.73	$0.75	$(1.61)	$(1.34)	$(0.79)

Shareholders’ equity — Per Share	$7.33	$6.30	$5.52	$7.22	$8.81

Cash Dividends — Per Share	$—	$—	$—	$—	$—

Other Financial Data:
Total assets	$122,609	$119,861	$155,002	$142,726	$137,008
Working capital	$51,323	$37,730	$32,898	$41,581	$52,989
Working capital ratio	2.22:1	1.82:1	1.38:1	1.74:1	2.62:1
Debt	$1,796	$1,917	$22,959	$25,588	$17,011
Shareholders’ equity	$75,047	$64,269	$54,895	$70,860	$86,480

(a)	The operating results of the Medical businesses acquired from Delphi Medical Systems, LLC and Byers Peak, Incorporated have been included in the Company’s consolidated financial results since the date of acquisitions on August 6, 2010 and March 4, 2011, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is an analysis of the Company’s results of operations, liquidity and capital resources and should be read in conjunction with the Consolidated Financial Statements and notes related thereto included in this Annual Report on Form 10-K. To the extent that the following Management’s Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties. These risks include, but are not limited to the risks and uncertainties discussed in “Item 1A Risk Factors” in this Annual Report on Form 10-K. The following discussion and analysis should be read in conjunction with the Forward Looking Statements and “Item 1A Risk Factors” each included in this Annual Report on Form 10-K.

Business Overview

General

Sparton is a provider of complex and sophisticated electromechanical devices with capabilities that include concept development, industrial design, design and manufacturing engineering, production, distribution, and field service. In fiscal 2009, management initiated a full evaluation of our operations, including operating structure. This evaluation resulted in changes in fiscal 2010 to our analysis of how the components of Sparton’s business contribute to consolidated operating results and the overall level of desegregation of reported financial data, including the nature and number of operating segments, disclosure of segment information and the consistency of such information with internal management reports. The Company operates through three reportable business segments; Medical Device (“Medical”), Complex Systems (“CS”), formerly called Electronic Manufacturing Services (“EMS”), and Defense & Security Systems (“DSS”), which serves Defense, Security Systems, Navigation and Exploration markets. The electromechanical device end markets that Sparton, as a whole, serves are in Medical, Military & Aerospace and Industrial & Instrumentation. Effective for fiscal 2010, we report our operating results under these three reportable business segments. Prior to fiscal 2010, all of our operating units were aggregated into one line of business, EMS. The prior period presented herein reflects this change to segment reporting.

All of the Company’s facilities are registered to ISO standards, including 9001 or 13485, with most having additional certifications. The Company’s products and services include products for Original Equipment Manufacturers (“OEM”) and Emerging Technology (“ET”) customers that are microprocessor-based systems that include transducers, printed circuit boards and assemblies, sensors, and electromechanical components, as well as development and design engineering services relating to these product sales. Sparton also develops and manufactures sonobuoys, anti-submarine warfare (“ASW”) devices used by the United States Navy and other free-world countries. Many of the physical and technical attributes in the production of sonobuoys are similar to those required in the production of the Company’s other electrical and electromechanical products and assemblies.

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

Complex Systems Segment

Complex Systems operations provides multiple industries with complex electronics systems offering end-to-end development and manufacturing solutions focused on high expectations of quality and delivery performance through a global footprint. As a vertically integrated business unit, this segment assists in providing its customers with seamless development of circuit card assemblies for integration into electro-mechanical solutions. By focusing on maximizing efficiency and cost containment at the various steps in the design, engineering, and manufacturing process, Complex Systems acts as an intelligent source and ideal partner for development firms and OEMs. This business unit is a supplier for low to medium volume/high complexity commercial and military aerospace applications, medical devices, telecommunications, energy, and industrial controls. Its current portfolio of product line applications include: flight controls, cock pit displays, fuel system controls, secure communications, early warning detection, diagnostics systems, security systems, detection systems, lighting, satellite communications, audio, nuclear detection, inventory control, and defense.

DSS Segment

DSS operations are comprised of design, development and production of products for a number of technologically significant programs aimed at fulfilling defense and commercial needs. Specializing in the development and production of complex electromechanical equipment, Sparton designs and manufactures sonobuoys, ASW devices used by the U.S. Navy and foreign governments. This business unit also performs an engineering development function for the United States military and prime defense contractors on advanced technologies targeted as future defense products as well as replacement of current systems. The sonobuoy product line is built to the customer’s demanding specifications. These products are restricted by International Tariff and Arms Regulations (“ITAR”), which limits opportunities for competition. Additionally, this business unit internally develops and markets commercial products based on its navigation and underwater acoustic knowledge and the intrinsic skill sets of its technical staff.

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

Other risks and uncertainties that may affect our operations, performance, growth forecasts and business results include, but are not limited to, timing and fluctuations in U.S. and/or world economies, sharp volatility of world financial markets over a short period of time, competition in the overall contract manufacturing business, availability of production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, uncertainties associated with the outcome of litigation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation and customer labor and work strikes. Further risk factors are the availability and cost of materials, as well as non-cancelable purchase orders we have committed to in relation to customer forecasts that can be subject to change. A number of events can impact these risks and uncertainties, including potential escalating utility and other related costs due to natural disasters, as well as political uncertainties such as the unrest in Africa and the Middle East. The February 2011 earthquake, tsunami and resultant nuclear disaster in Japan had the potential to cause availability and pricing issues relating to certain materials used within the Company’s products. The Company currently does not believe that the effects of these events will have a material impact on its business. Additional trends, risks and uncertainties that have arisen recently include dependence on key personnel, the impact on the Company’s pension plan and risks surrounding the Company’s recent acquisitions as well as uncertainties surrounding the global economy and U.S. healthcare legislation and the effects of those uncertainties on OEM behavior, including heighted inventory management, product development cycles and outsourcing strategies. Finally, the Sarbanes-Oxley Act of 2002, and more recently the Dodd-Frank Act have required or will require changes in, and formalization of, some of the Company’s corporate governance and compliance practices. The SEC and the New York Stock Exchange have also passed or will pass related rules and regulations requiring additional compliance activities. Compliance with these rules has increased administrative costs and may increase these costs further in the future. A further discussion of the Company’s risk factors has been included in Part I, Item 1(a), “Risk Factors”, of this Annual Report on Form 10-K. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.

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

The acquired business, also now referred to as Sparton Medical Systems (“SMS”) Colorado, which is reported in the Company’s Medical segment, has added revenue from a new and diversified customer base and provides Sparton with a geographic presence in the western United States. Delphi Medical primarily manufactures OEM medical devices including blood separation equipment, spinal surgery products and 3-D eye mapping devices. It also provides engineering and manufacturing support to a market-leading environmental sensor company whose markets include meteorology, weather critical operations and controlled environment applications.

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

	For the Years Ended June 30,
	2011			2010
	Pre Acquisition	Post Acquisition	SMS Colorado Pro Forma	SMS Colorado Pro Forma
Sales	$3,451	$39,004	$42,455	$30,733
Gross profit	$85	$5,856	$5,941	$123
Gain on acquisition	$—	$(2,550)	$(2,550)	$—
Operating income (loss)	$(85)	$5,741	$5,656	$(1,612)
Income (loss) before provision for (benefit from) income taxes	$(77)	$6,019	$5,942	$(973)
Net income (loss)	$(77)	$6,019	$5,942	$(973)

Sparton did not identify any material intangible assets in this acquisition. Sparton has determined that the fair value of the assets acquired and liabilities assumed related to this acquisition exceed the total purchase consideration and as a result the Company recorded a gain on acquisition of $2.4 million in the three months ended September 30, 2010. The gain was subsequently increased by $0.2 million based on adjustments to the opening inventory valuation. Sparton believes it was able to purchase this contract manufacturing business from Delphi Medical significantly below its fair value due to Delphi’s desire to liquidate this asset in a timely manner and focus on its core business.

The Company incurred legal, professional and other costs related to this acquisition aggregating approximately $0.2 million. These costs were recognized as non-segment selling and administrative expenses of approximately $0.1 million and $0.1 million in the years ended June 30, 2011 and 2010, respectively. These expenses are not reflected in the above table.

On August 6, 2010 and concurrent with the acquisition of Delphi Medical, the Company entered into leases for two facilities housing the operations of this contract manufacturing business. During the year ended June 30, 2011, the Company initiated and completed the consolidation of the operations into one facility, and terminated the lease for the building which the Company exited.

Acquisition of Byers Peak

On March 4, 2011, the Company completed the acquisition of certain assets and assumption of certain liabilities of Byers Peak, Incorporated (“Byers Peak”) in an approximate $4.1 million all-cash transaction, after certain working capital adjustments. The transaction was financed through the use of Company cash and included an approximate $0.4 million holdback which is available to fund potential seller indemnification obligations in relation to the agreement.

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

	For the Years Ended June 30,
	2011			2010
	Pre Acquisition	Post Acquisition	BP Colorado Pro Forma	BP Colorado Pro Forma
Sales	$6,613	$3,316	$9,929	$8,313
Gross profit	$790	$226	$1,016	$1,241
Operating income (loss)	$(103)	$(63)	$(166)	$162
Income (loss) before provision for (benefit from) income taxes	$(103)	$(63)	$(166)	$162
Net income (loss)	$(103)	$(63)	$(166)	$162

Total purchase consideration was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Byers Peak acquisition resulted in approximately $1.5 million of goodwill, which is expected to be deductible for tax purposes and which was assigned entirely to the Company’s Medical segment. The Company believes goodwill primarily relates to the complementary strategic fit, resulting synergies and the acquired workforce that this business brings to existing operations. The acquired identifiable intangible assets, aggregating approximately $1.5 million, include customer relationships of $1.3 million and non-compete agreements of approximately $0.2 million. The fair values of acquired identifiable intangible assets were determined to be Level 3 under the fair value hierarchy and were estimated based on future cash flows and customer attrition rates, discounted using an estimated weighted average cost of capital. The customer relationships are being amortized using an accelerated methodology over ten years. The non-compete agreements are being amortized on a straight-line basis over two years as the ratable decline in value over time is most consistent with the contractual nature of these assets.

The Company incurred legal, professional and other costs related to this acquisition aggregating approximately $0.1 million. These costs were recognized as non-segment selling and administrative expenses in the year ended June 30, 2011. These expenses are not reflected in the above table.

On March 4, 2011 and concurrent with the acquisition of Byers Peak, the Company entered into a six month sublease for the facility housing the operations of this contract manufacturing business. The Company may, at its option, extend the term of this sublease for an additional eighteen month period. In conjunction with the Byers Peak acquisition, the Company has begun to consolidate the Byers Peak operations into the Company’s Frederick, Colorado facility. These restructuring activities are expected to be materially complete by the end of the Company’s fiscal 2012 second quarter.

Consolidated Results of Operations

Summary

The major elements affecting net income (loss) for the year ended June 30, 2011 as compared to the year ended June 30, 2010 were as follows (in millions):

Net income fiscal 2010		$7.4
Increased gross profit from acquired Medical businesses	$6.1
Decreased gross profit on Strongsville Medical programs	(1.8)
Increased gross profit on Complex Systems programs	2.7
Decreased gross profit on DSS programs	(0.4)
Increased selling and administrative expenses	(2.6)
Increased internal research and development expenses	(1.1)
Decreased restructuring/impairment charges	4.0
Gain on acquisition	2.6
Lower gain on sale of property, plant and equipment	(3.0)
Impairment of intangible asset	(3.7)
Impairment of goodwill	(13.2)
Decreased carrying costs for closed facilities	0.9
Increased income tax benefit	9.5
Other, net	0.1

Net change		0.1

Net income fiscal 2011		$7.5

Fiscal 2011 was impacted by:

•	Incremental gross profit on Medical programs acquired from Delphi Medical and Byers Peak.

•

Decreased year-to-date gross profit on Medical programs from the Strongsville, Ohio facility due to decreased volume and related capacity utilization, unfavorable product mix and customer pricing adjustments, partially offset by various cost reduction initiatives.

•

Increased gross profit on Complex Systems programs due mainly to improved performance, favorable product mix, completion in fiscal 2010 of plant closures and consolidations and an aggressive continuous improvement program, partially offset by a decrease in sales volume.

•

Decreased gross profit on DSS programs due to decreases in sonobuoy sales to foreign governments and in engineering sales revenue, partially offset by higher U.S. Navy sonobuoy production in the current year and increased digital compass sales.

•

Increased selling and administrative expenses for the year reflecting additional expenses related to the Company’s Colorado facilities and increased business development expenses, partially offset by reduced information technology expenses. In addition, selling and administrative expenses were further impacted by charges from an unfavorable arbitration award related to a dispute with a disengaged customer, partially offset by reduced selling and administrative expenses resulting from the completion of the consolidation of Complex Systems facilities during fiscal 2010.

•	Internal research and development expenses of approximately $1.1 million in the year ended June 30, 2011 compared to none in fiscal 2010.

•	Restructuring/impairment charges of $0.1 million in the year ended June 30, 2011 compared to $4.1 million in fiscal 2010.

•	A small gain on sale of property, plant and equipment in fiscal 2011 compared to the $3.1 million fiscal 2010 gain on sale of the Company’s Bluewater Road property in Albuquerque, New Mexico.

•	Fiscal 2011 impairment of intangible asset related to customer relationships acquired in conjunction with the Company’s purchase of Astro Instrumentation, LLC (“Astro”) in May 2006.

•	Fiscal 2011 impairment of goodwill relating to the Company’s purchase of Astro.

•	Reduced closed facility carrying costs due to sales of properties.

•	Fiscal 2011 reinstatement of deferred tax assets compared to fiscal 2010 income tax benefit related to a change in income tax carryback regulations.

Presented below are more detailed comparative data and discussions regarding our consolidated and reportable segment results of operations for the year ended June 30, 2011 compared to the year ended June 30, 2010 and the year ended June 30, 2010 compared to the year ended June 30, 2009.

For the Year ended June 30, 2011 compared to the Year ended June 30, 2010

The following table presents consolidated statement of operations data as a percentage of net sales for the years ended June 30, 2011 and 2010 (dollars in thousands):

	2011		2010
	Total	% of Sales	Total	% of Sales
Net sales	$203,352	100.0%	$173,977	100.0%
Cost of goods sold	170,184	83.7	147,394	84.7

Gross profit	33,168	16.3	26,583	15.3
Selling and administrative expenses	20,842	10.3	18,205	10.5
Internal research and development expenses	1,110	0.5	—	—
Restructuring/impairment charges	75	0.0	4,076	2.3
Gain on acquisition	(2,550)	(1.2)	—	—
Gain on sale of property, plant and equipment, net	(139)	(0.1)	(3,119)	(1.8)
Impairment of intangible asset	3,663	1.8	—	—
Impairment of goodwill	13,153	6.5	—	—
Other operating expense, net	843	0.4	1,699	1.0

Operating income (loss)	(3,829)	(1.9)	5,722	3.3
Total other expense, net	(114)	(0.0)	(198)	(0.1)

Income (loss) before benefit from income taxes	(3,943)	(1.9)	5,524	3.2
Benefit from income taxes	(11,404)	(5.6)	(1,916)	(1.1)

Net income	$7,461	3.7%	$7,440	4.3%

The following table presents net sales by reportable segment for the years ended June 30, 2011 and 2010 (in thousands):

	2011		2010
	Total	% of Total	Total	% of Total	% Change
SEGMENT
Medical	$98,028	48%	$64,424	37%	52%
Complex Systems	49,835	25	57,423	33	(13)
DSS	69,720	34	63,853	37	9
Eliminations	(14,231)	(7)	(11,723)	(7)	21

Totals	$203,352	100%	$173,977	100%	17

The following table presents gross profit and gross profit as a percent of net sales by reportable segment for the years ended June 30, 2011 and 2010 (in thousands):

	2011		2010
	Total	GP%	Total	GP%
SEGMENT
Medical	$12,938	13%	$8,603	13%
Complex Systems	4,835	10	2,133	4
DSS	15,395	22	15,847	25

Totals	$33,168	16	$26,583	15

The following table presents operating income (loss) and operating income (loss) as a percent of net sales for the years ended June 30, 2011 and 2010 (in thousands):

	2011		2010
	Total	% of Sales	Total	% of Sales
SEGMENT
Medical	$(8,011)	(8)%	$4,600	7%
Complex Systems	1,586	3	(2,150)	(4)
DSS	10,869	16	13,150	21
Corporate and other unallocated	(8,273)	—	(9,878)	—

Totals	$(3,829)	(2)	$5,722	3

Medical

Medical sales in the year ended June 30, 2011 included $42.3 million of additional sales from the acquisitions of certain assets related to the contract manufacturing businesses of Delphi Medical and Byers Peak. Excluding these fiscal year 2011 incremental sales, legacy Medical sales decreased approximately $8.7 million in the year ended June 30, 2011 as compared with the prior year. This decrease in comparable sales was primarily due to decreased sales to two customers. Sales to one customer decreased by $4.8 million, reflecting the suspension of production during fiscal 2011 to make product enhancement modifications. The product enhancement modifications were made, however, the Company cannot predict at what level sales for this product will continue. Sales to another customer decreased by $3.8 million, reflecting this customer’s disengagement during fiscal 2011. Several other customers in the aggregate accounted for the remaining sales variance. Medical sales are dependent on a small number of key strategic customers. Siemens Diagnostics contributed 18% and 21% of consolidated company net sales during the years ended June 30, 2011 and 2010, respectively. Fenwal Blood Technologies, which became a customer with the Delphi acquisition, contributed 12% of consolidated company net sales during the year ended June 30, 2011. During the fourth quarter of fiscal 2011, Siemens notified the Company that it intends to dual source two of its larger programs with the Company beginning in fiscal 2012. Annual sales related to these programs aggregated approximately $27.8 million in fiscal 2011. While the Company cannot estimate the ultimate impact that this dual sourcing will have on its future annual sales, unless overall sales related to these programs increase, this dual sourcing is expected to have an adverse impact on fiscal 2012 sales from the Company’s Ohio facility. Medical backlog was approximately $42.3 million at June 30, 2011 compared to approximately $14.0 million at June 30, 2010, reflecting added backlog from the Company’s fiscal 2011 business acquisitions. Commercial orders, in general, may be rescheduled or cancelled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the June 30, 2011 Medical backlog is currently expected to be realized in the next 12 months.

Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and costs associated with new program introduction. The gross profit percentage on Medical sales remained consistent at 13% for each of the years ended June 30, 2011 and 2010, respectively. These comparable margins on Medical sales reflect decreased capacity utilization at the Company’s Strongsville, Ohio facility, certain unfavorable product mix between the two periods and the loss of certain favorable materials pricing benefits in the prior year to customer pricing adjustments. These downward pressures on gross margin were offset by greater operating efficiencies resulting from the Company’s continued implementation of Lean Enterprise and its cost management efforts. Gross profit percentage on sales from the businesses acquired during fiscal 2011 was 14% for the period since acquisition.

Selling and administrative expenses relating to the Medical segment were $6.0 million and $3.5 million for the years ended June 30, 2011 and 2010, respectively. Reflected in the year ended June 30, 2011 are increased direct and allocated expenses related to the Company’s recent acquisitions of $2.7 million. Decreased selling and administrative expenses from the Ohio facility reflect lower bad debt expense and a decrease in allocated corporate selling and administrative expenses to the Ohio facility in the current fiscal year, partially offset by increased business development efforts in the current fiscal year and $0.4 million in charges related to an unfavorable arbitration award related to a dispute with a disengaged customer.

Restructuring/impairment charges relating to the Medical segment were $0.1 million for the year ended June 30, 2011 and related to the workforce reduction and facility consolidations at the Company’s Colorado facilities. No restructuring/impairment charges relating to the Medical segment were recognized in the prior year period. For a further discussion of the restructuring activity see Note 14, Restructuring Activities, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K.

On August 6, 2010, the Company completed the acquisition of certain assets related to the contract manufacturing business of Delphi Medical. The Company determined that the fair value of the assets acquired and liabilities assumed related to this acquisition exceeded the total purchase consideration and as a result the Company recorded a gain on acquisition of $2.6 million during the year ended June 30, 2011. For a further discussion of this acquisition, see Note 3, Acquisitions, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K.

In conjunction with its annual test of goodwill, the Company recorded a non-cash impairment charge of approximately $13.2 million during the fourth quarter of fiscal 2011 related to its Ohio reporting unit. The impairment reflects various downward trends in volume within the Company’s Ohio reporting unit, which was acquired in fiscal 2006, including the impact of a customer disengagement and Siemens’ fiscal 2011 fourth quarter notification of its intent to dual source certain programs with us as part of an overall dual sourcing strategy for certain of its critical programs. As a result of these downward trends in volume, the Company also recorded a non-cash impairment charge of approximately $3.7 million during the fourth quarter of fiscal 2011 related to its customer relationships intangible asset acquired with its Ohio Medical business in fiscal 2006. No impairments of goodwill or identifiable intangible assets occurred during fiscal 2010. See below in “Critical Accounting Policies and Estimates — Goodwill and Intangible Assets” for a complete discussion regarding these impairment charges and the contributing reasons.

Complex Systems

CS sales for the year ended June 30, 2011 decreased approximately $7.6 million as compared with last year. This decrease primarily reflects decreased sales to three customers, whose combined decrease totaled approximately $12.3 million from the prior year period. Sparton completed its disengagement with one of these customers, Honeywell, during the three months ended December 31, 2009. The decreases in sales to the remaining two customers reflect the year over year loss of certain programs with these customers and production delays due to customer engineering design changes. Partially offsetting these decreases, sales to another customer increased by approximately $1.1 million. CS sales include intercompany sales resulting primarily from the production of circuit boards that are then utilized in DSS product sales. Intercompany sales increased approximately $2.5 million in fiscal 2011 as compared to the prior year. These intercompany sales are eliminated in consolidation. Several other customers in the aggregate accounted for the remaining sales variance. One customer, Goodrich, contributed 9% and 13% of consolidated Company net sales during the years ended June 30, 2011 and 2010, respectively. CS backlog was approximately $29.5 million at June 30, 2011. Commercial orders, in general, may be rescheduled or cancelled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the June 30, 2011 CS backlog is currently expected to be realized in the next 12 months.

The gross profit percentage on CS sales increased to 10% for the year ended June 30, 2011 compared to 4% for the year ended June 30, 2010. The year over year comparison reflects favorable product mix due to increased DSS product sales, improved performance, completion of the consolidation of CS operations in fiscal 2010 and an aggressive continuous improvement program, partially offset by the overall decrease in sales volume.

Selling and administrative expenses relating to the CS segment were $3.3 million for each of the years ended June 30, 2011 and 2010 as decreased expenses related to the consolidation of CS facilities during fiscal 2010 and decreased allocated corporate selling and administrative expenses were offset by increased business development and safety efforts in the current fiscal year.

Restructuring/impairment charges relating to the CS segment were $1.0 million for the year ended June 30, 2010. No restructuring/impairment charges relating to the CS segment were recognized in the current year period. For a further discussion of the restructuring activity see Note 14, Restructuring Activities, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K.

DSS

DSS sales for the year ended June 30, 2011 increased by $5.9 million from the prior fiscal year, reflecting higher U.S. Navy sonobuoy production in the current year period and increased digital compass sales. Partially offsetting these increases were decreases in sonobuoy sales to foreign governments and in engineering sales revenue. Total sales to the U.S. Navy, including those through ERAPSCO, in the year ended June 30, 2011 and 2010 were approximately $61.7 million and $48.3 million, or 30% and 28%, respectively, of consolidated Company net sales for those year. Sonobuoy sales to foreign governments were $4.9 million and $13.9 million in the years ended June 30, 2011 and 2010, respectively. DSS backlog was approximately $65.5 million at June 30, 2011. A majority of the June 30, 2011 DSS backlog is currently expected to be realized within the next 12 to 16 months.

The gross profit percentage on DSS sales for the year ended June 30, 2011 was 22% compared to 25% for the year ended June 30, 2010. Gross profit percentage was adversely affected in the current year period by decreased sales to foreign governments as compared to the prior year period, partially offset by favorable product mix on increased U.S. Navy sonobuoy sales.

Selling and administrative expenses relating to the DSS segment were $3.4 million and $2.7 million for the years ended June 30, 2011 and 2010, respectively, reflecting increased direct selling and administrative expenses due to increased business development efforts in the current fiscal period.

Internal research and development expenses reflect costs incurred for the internal development of technologies for use in navigation, oil and gas exploration and port security. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment. The Company incurred $1.1 million of internally funded research and development expenses in the year ended June 30, 2011. No internally funded research and development expense was recognized in fiscal 2010.

Corporate and Other Unallocated

Total corporate selling and administrative expenses were $14.5 million and $14.7 million for the years ended June 30, 2011 and 2010, respectively, reflecting decreased information technology expenses, partially offset by increased business development expenses and fiscal 2011 legal, professional and travel expenses relating to acquisitions. Of these costs, $6.4 million and $6.0 million, respectively, were allocated to segment operations in these periods. Allocations of corporate selling and administrative expenses are based on the nature of the service provided and can fluctuate from period to period.

Other operating expenses were $0.3 million and $1.2 million for the years ended June 30, 2011 and 2010, respectively. These expenses primarily represent ongoing costs related to closed facilities and facilities held for sale. The Company sold its last remaining idled facility in February 2011.

Non-segment related restructuring/impairment charges were $3.1 million for the year ended June 30, 2010 and were related to relocation of the Company’s corporate office. No non-segment restructuring/impairment charges were recognized in the current year. For a further discussion of the restructuring activity see Note 14, Restructuring Activities, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K.

Gain on sales of property, plant and equipment for the years ended June 30, 2011 and 2010 were $0.1 million and $3.1 million, respectively. The fiscal 2011 gain primarily reflects the gain on sale of the Company’s Bluewater Road property in Albuquerque, New Mexico. See Note 5, Property, Plant and Equipment, net, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K for a further discussion of this sale. The fiscal 2010 gain reflects the gain on sale of our Coors Road property.

Interest expense consists of interest and fees on our outstanding debt and revolving credit facility (see Note 7, Debt, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K), including amortization of financing costs. Interest expense was $0.7 million for the year ended June 30, 2011 compared to $0.8 million for the year ended June 30, 2010. The decrease primarily reflects the repayment of the Company’s line-of-credit and bank term debt with available cash on August 14, 2009.

The Company is responsible for income taxes within each jurisdiction in which it operates. The Company recorded an income tax benefit of approximately $11.4 million for the year ended June 30, 2011 compared to an income tax benefit of approximately $1.9 million for the year ended June 30, 2010. The fiscal 2011 income tax benefit reflects the June 30, 2011 reinstatement of approximately $11.7 million of deferred tax assets as the Company now believes it is more likely than not that it will be able to utilize these tax benefits in future periods. The fiscal 2010 benefit reflects the release of $2.3 million of deferred tax asset valuation allowance in relation to tax regulation changes related to carryback provisions. See Note 8, Income Taxes, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K.

Due to the factors described above, the Company reported net income of $7.5 million ($0.73 per share, basic and diluted) for the year ended June 30, 2011, compared to net income of $7.4 million ($0.75 per share, basic and diluted) for the prior fiscal year.

For the Year ended June 30, 2010 compared to the Year ended June 30, 2009

The following table presents consolidated statement of operations data as a percentage of net sales for the years ended June 30, 2010 and 2009 (dollars in thousands):

	2010		2009
	Total	% of Sales	Total	% of Sales
Net sales	$173,977	100.0%	$221,871	100.0%
Cost of goods sold	147,394	84.7	205,985	92.8

Gross profit	26,583	15.3	15,886	7.2
Selling and administrative expenses	18,205	10.5	18,851	8.5
Restructuring/impairment charges	4,076	2.3	7,008	3.2
Gain on sale of property, plant and equipment, net	(3,119)	(1.8)	(10)	—
Other operating expense, net	1,699	1.0	1,294	0.6

Operating income	5,722	3.3	(11,257)	(5.1)
Total other expense, net	(198)	(0.1)	(2,709)	(1.2)

Income before provision for (benefit from) income taxes	5,524	3.2	(13,966)	(6.3)
Provision for (benefit from) income taxes	(1,916)	(1.1)	1,787	0.8

Net income (loss)	$7,440	4.3%	$(15,753)	(7.1)%

The following table presents net sales by reportable segment for the years ended June 30, 2010 and 2009 (in thousands):

	2010		2009
	Total	% of Total	Total	% of Total	% Change
SEGMENT
Medical	$64,424	37%	$64,393	29%	0%
Complex Systems	57,423	33	127,002	57	(55)
DSS	63,853	37	42,289	19	51
Eliminations	(11,723)	(7)	(11,813)	(5)	(1)

Totals	$173,977	100%	$221,871	100%	(22)

The following table presents gross profit and gross profit as a percent of net sales by reportable segment for the years ended June 30, 2010 and 2009 (in thousands):

	2010		2009
	Total	GP%	Total	GP%
SEGMENT
Medical	$8,603	13%	$7,793	12%
Complex Systems	2,133	4	1,448	1
DSS	15,847	25	6,645	16

Totals	$26,583	15	$15,886	7

The following table presents operating income (loss) and operating income (loss) as a percent of net sales for the years ended June 30, 2010 and 2009 (in thousands):

	2010		2009
	Total	% of Sales	Total	% of Sales
SEGMENT
Medical	$4,600	7%	$3,731	6%
Complex Systems	(2,150)	(4)	(9,893)	(8)
DSS	13,150	21	4,093	10
Corporate and other unallocated	(9,878)	—	(9,188)	—

Totals	$5,722	3	$(11,257)	(5)

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

Complex Systems

CS sales for the year ended June 30, 2010 decreased approximately $69.6 million as compared with the prior year. This decrease reflects decreased sales to four customers, whose combined decrease totaled approximately $62.0 million for the year. Sparton disengaged with two of these customers as of June 30, 2009. Sparton completed its disengagement with a third customer, Honeywell, during the three months ended December 31, 2009. Honeywell contributed 2% and 19% of consolidated Company net sales during the years ended June 30, 2010 and 2009, respectively. The decrease in sales to the fourth customer reflects the loss of certain programs with this customer. Partially offsetting these decreases, sales to another customer, Goodrich, increased by approximately $4.4 million. Goodrich contributed 13% and 8% of consolidated Company net sales during the years ended June 30, 2010 and 2009, respectively. Several other customers in the aggregate accounted for the remaining sales variance. CS sales include intercompany sales resulting primarily from the production of circuit boards that are then utilized in DSS product sales. These intercompany sales are eliminated in consolidation.

The gross profit percentage on CS sales increased to 4% from 1% for the years ended June 30, 2010 and 2009, respectively. The improvement in gross profit was mainly attributable to the reduced overhead costs, including lower pension costs, associated with the plant closings and the consolidation of CS operations, as well as to the termination of certain unprofitable customer contracts, partially offset by the overall decrease in sales volume. Margin was also favorably impacted by improved performance and price increases to certain customers.

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

Corporate and Other Unallocated

Segmented operating income (loss) includes both direct segment selling and administrative expenses as well as an allocation of certain corporate selling and administrative expenses. On a consolidated basis, selling and administrative expenses for the year ended June 30, 2010 decreased by approximately $0.6 million, compared to the prior year, reflecting decreased costs resulting from facility closings and cost reduction activities, legal fees in fiscal 2009 related to Electropac litigation, partially offset by increased expenses related to the Company’s short-term incentive plan and stock-based compensation. Total corporate selling and administrative expenses were $14.7 million and $14.9 million for the years ended June 30, 2010 and 2009, respectively. Of these costs, $6.1 million and $7.4 million, respectively, were allocated to segment operations in these periods. Allocations of corporate selling and administrative expenses are based on the nature of the service provided and can fluctuate from period to period.

Other operating expenses were $1.2 million and $0.8 million for the years ended June 30, 2010 and 2009, respectively. Expenses in both years primarily represent ongoing carrying costs for facilities held for sale, which are expected to decrease in future periods with the sale of the Jackson, Michigan and London, Ontario, Canada facilities in June 2010.

Restructuring/impairment charges were $4.1 million and $7.0 million for the years ended June 30, 2010 and 2009, respectively, of which $1.0 million and $6.0 million were included in the CS operating results for those periods. For a further discussion of the restructuring activity see Note 14, Restructuring Activities, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K.

Gain on sale of property plant and equipment for the year ended June 30, 2010 reflects the gain on sale of our Coors Road property. See Note 2, Summary of Significant Accounting Policies, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K for a further discussion of this sale.

Interest expense consists of interest and fees on our outstanding debt and revolving credit facility (see Note 7, Debt, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K), including amortization of deferred financing costs. Interest expense was $0.8 million for the year ended June 30, 2010 compared to $1.6 million for the year ended June 30, 2009. The decrease primarily reflects the repayment of the Company’s line-of-credit and bank term debt with available cash on August 14, 2009.

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

The Company is responsible for income taxes within each jurisdiction in which it operates. The Company recorded an income tax benefit of approximately $1.9 million for the year ended June 30, 2010, compared to expense of $1.8 million for the prior year. The fiscal 2010 benefit reflects the release of $2.3 million of deferred tax asset valuation allowance in relation to recent tax regulation changes related to carryback provisions. See Note 8, Income Taxes, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K for a further discussion of income taxes.

Due to the factors described above, the Company reported net income of $7.4 million ($0.75 per share, basic and diluted) for the year ended June 30, 2010, compared to a net loss of $15.8 million ($(1.61) per share, basic and diluted) for fiscal 2009.

Liquidity and Capital Resources

Certain of the Company’s DSS contracts allow for billings to occur when certain milestones under the applicable program are reached, independent of the amount shipped by Sparton as of such date. These advance billings reduce the amount of cash that would otherwise be required during the performance of these contracts. As of June 30, 2011 and June 30, 2010, $13.0 million and $21.6 million, respectively, of billings in excess of costs were received. The Company currently expects to meet its liquidity needs through a combination of sources including, but not limited to, operations, existing cash balances, its revolving line-of-credit, anticipated continuation of advance billings on certain DSS contracts and improvement in inventory management. With the above sources providing the expected cash flows, the Company currently believes that it will have sufficient liquidity for our anticipated needs over the next 12 months, but no assurances regarding liquidity can be made.

Operating activities provided $2.5 million, $19.9 million and $38.3 million of net cash flows in fiscal 2011, 2010 and 2009, respectively. Excluding changes in working capital, operating activities provided $13.2 million and $10.2 million in fiscal 2011 and 2010, respectively, and used $6.8 million in fiscal 2009, reflecting the Company’s relative operating performance during those years and for fiscal 2010 additionally reflecting income taxes recovered from net operating loss carrybacks. Working capital used $10.7 million in fiscal 2011 and provided $9.6 million and $45.1 million of net cash flows in fiscal 2010 and 2009, respectively. Fiscal 2011 working capital related cash flows primarily reflect funding of production related to U.S. Navy contracts during the year in excess of advance billings received, the initial working capital funding related the Company’s newly acquired Frederick, Colorado facility as well as a funding of a pension contribution during the period. Fiscal 2010 working capital related cash flows reflect reduced working capital requirements related to lower sales volumes due to customer disengagements, the closing of facilities and the Company’s continued inventory management efforts, offset by the funding of production related to U.S. Navy contracts during the year in excess of advance billings received as well as cash outlays relating to restructuring activities and a pension contribution made in the first quarter of fiscal 2010. Fiscal 2009 working capital related cash flows primarily reflect a decrease in inventories, primarily due to the Company’s focus on reducing the level of inventory carried and certain customer disengagements, as well as cash receipts from U.S. Government interim billings in excess of production costs.

Cash flows used in investing activities in fiscal 2011, 2010 and 2009 totaled $8.5 million, $3.6 million and $2.2 million, respectively. Fiscal 2011 reflects the acquisition of certain assets related to the contract manufacturing business of Delphi Medical. The consideration paid of $8.4 million is net of assumed employee accrual adjustments. Fiscal 2011 also reflects the approximate $4.1 million acquisition of certain assets and assumption of certain liabilities of Byers Peak. These two purchases were financed entirely through the use of Company cash. Fiscal years 2010 and 2009 each reflect the payment of contingent purchase consideration to the prior owners of Astro Instrumentation, LLC (“Astro”). Fiscal 2010 also reflects the utilization of $3.1 million to establish a trust, the Sparton Corporation Financial Assurance Trust, related to environmental remediation activities at one of Sparton’s former facilities. The funds were held in Sparton’s name and were invested with Sparton receiving the benefit of the investment return. Investment returns on the funds during the year ended June 30, 2010 totaled approximately $0.1 million. These funds were available for use to satisfy the expected remediation liability reflected in the June 30, 2010 balance sheet. Fiscal 2011 reflects the Company’s dissolution of the trust during October 2010. For further discussion of this remediation activity, see “Part I, Item 3. Legal Proceedings.” Capital expenditures for the years ended June 30, 2011, 2010 and 2009 were approximately $3.2 million, $1.5 million and $1.2 million, respectively. Proceeds from the sale of property, plant and equipment for the years ended June 30, 2011, 2010 and 2009 were approximately $4.0 million, $3.1 million and $0.0 million, respectively. Fiscal 2011 proceeds from the sale of property, plant and equipment primarily represent the February 2011 sale of the Company’s Bluewater Road property in Albuquerque, New Mexico. Fiscal 2010 proceeds from the sale of property, plant and equipment related to the closings and sales of its Jackson, Michigan and London, Ontario, Canada facilities and the long-term lease of its Coors Road property in Albuquerque, New Mexico. In addition, fiscal 2010 reflects proceeds from the sale of a portion of the Company’s interest in Cybernet totaling approximately $0.5 million.

Cash flows provided by (used in) financing activities in fiscal 2011, 2010 and 2009 totaled $0.1 million, $(21.9 million) and $(2.7 million), respectively. The primary uses of cash from financing activities in fiscal 2011, 2010 and 2009 were the repayment of debt. Fiscal 2010 and 2009 also reflects the payment of financing fees related to the Company’s new revolving credit facility. The primary source of cash from financing activities in fiscal 2009 was from increased borrowings on the Company’s bank line-of-credit facility. In the year ended June 30, 2010, the Company paid off the existing balance on its line-of-credit facility totaling $15.5 million, and the $3.4 million remaining balance on its term loan, with National City Bank. Fiscal 2011 also reflects tax benefits in excess of recorded stock-based compensation.

As of June 30, 2011, the Company’s bank line-of-credit facility totaled $20.0 million, subject to certain collateral restrictions, with no borrowings against the available funds. The Company did have certain letters of credit outstanding against this facility totaling $0.5 million at June 30, 2011. This bank debt is subject to certain customary covenants which the Company was in compliance with at June 30, 2011. The maturity date for this line-of-credit is August 14, 2012. The Company also has approximately $1.8 million of industrial revenue bonds outstanding at June 30, 2011. See Note 7, Debt, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K for a further discussion of the Company’s debt.

During fiscal 2009, management initiated a full evaluation of the Company’s operations and long-term business strategy. As a result, during the third quarter of fiscal 2009, management began to implement a formal turnaround plan focused on returning Sparton to profitability and the assurance of the Company’s viability. These measures were designed to reduce operating costs, increase efficiencies, and improve our competitive position in response to excess capacity, the prevailing economy and the need to optimize manufacturing resources. These restructuring activities included, among other actions, plant consolidation and closures, workforce reductions, customer contract disengagements, and changes in employee pension and health care benefits. During fiscal 2011, the Company took certain cost reduction actions in relation to its acquisition of certain assets related to the contract manufacturing business of Delphi Medical. These actions included a workforce reduction at the Colorado location and the consolidation of the Colorado manufacturing facilities from two to one. All of these restructuring activities are substantially completed as of June 30, 2011. In conjunction with the Byers Peak acquisition, the Company intends to consolidate the Byers Peak operations into the Company’s Frederick

Colorado facility. These restructuring activities, which are expected to consist primarily of production moving costs, began in the Company’s fiscal 2011 fourth quarter and are expected to be materially complete by the end of the Company’s fiscal 2012 second quarter. The Company expects to incur less than $0.1 million of additional costs related to restructuring activities and has remaining restructuring related cash payments of approximately $0.2 million to be made during fiscal 2012.

On August 24, 2011, the Company’s Board of Directors approved a repurchase by Spartan Corporation of up to $3,000,000 of shares of its common stock over the next 24 months in open market, block transactions and privately negotiated transactions.

Commitments and Contingencies

Please see “Part I, Item 3. Legal Proceedings” for a discussion regarding our commitments and contingencies.

Contractual Obligations

Future minimum contractual cash obligations for the next five years and in the aggregate at June 30, 2011, are as follows (dollars in thousands):

	Payments Due By Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Contractual obligations:
Debt	$1,899	$136	$286	$317	$1,160
Cash interest (1)	638	99	178	148	213
Operating leases (2)	5,052	1,732	1,594	1,108	618
Environmental liabilities	4,222	459	567	534	2,662
Pension contributions	347	306	41	—	—
Non-cancelable purchase orders	29,564	29,564	—	—	—

Total	$41,722	$32,296	$2,666	$2,107	$4,653

(1)	Cash interest reflects interest payments on our Industrial Revenue Bonds discussed below.
(2)	Does not include payments due under renewals to the original lease terms.

Debt — The Company’s debt currently consists of Ohio State Economic Development Revenue Bonds, series 2002-4 (“Industrial Revenue Bonds”). These bonds have interest rates which vary, dependent on the maturity date of the bonds ranging from 5.00% to 5.45%. The bonds carry certain sinking fund requirements generally obligating the Company to deposit funds into a sinking fund. The sinking fund requires the Company to make monthly deposits of one twelfth of the annual obligation plus accrued interest. The Company also has an irrevocable letter of credit in the amount of approximately $0.3 million, which is renewable annually, to secure repayment of a portion of the bonds.

The Company also has a revolving line of credit which it currently has not drawn upon. See Note 7, Debt, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K of this report for a further discussion of this line of credit.

Operating leases — See Note 10, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K for further discussion of operating leases.

Environmental liabilities — See Note 10, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K of this report for a description of the accrual for environmental remediation. Of the $4.2 million total, $0.4 million is classified as a current liability and $3.8 million is classified as a long-term liability, both of which are included on the balance sheet as of June 30, 2011.

Pension liability — See Note 9, Employee Retirement Benefit Plans, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K of this report for additional pension information.

Non-cancelable purchase orders — Binding orders the Company has placed with suppliers that are subject to quality and performance requirements.

Off-Balance Sheet Arrangements

The Company has standby letters of credit outstanding of approximately $0.5 million at June 30, 2011, principally to support the Industrial Revenue bonds assumed from Astro and an operating lease agreement. Approximately $0.3 million is a letter of credit related to the Industrial Revenue bonds discussed above. Other than these standby letters of credit and the operating lease commitments included above, we have no off-balance sheet arrangements that would have a current or future material effect on our financial condition, changes in financial condition, revenue, expense, results of operations, liquidity, capital expenditures or capital resources.

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

Environmental Contingencies

One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been the subject of ongoing investigations and remediation efforts conducted with the EPA under the Resource Conservation and Recovery Act (“RCRA”). As discussed in Note 10, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K, Sparton has accrued its estimate of the minimum future non-discounted financial liability. The estimate was developed using existing technology and excludes legal and related consulting costs. The minimum cost estimate includes equipment, operating and monitoring costs for both onsite and offsite remediation. Sparton recognizes certain legal costs in the periods incurred and reviews its EPA accrual activity quarterly. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At June 30, 2011, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded and net of DOE reimbursement, could be up to $1.9 million before income taxes over the next approximately twenty years.

Government Contract Cost Estimates

Government production contracts are accounted for based on completed units accepted with respect to revenue recognition and their estimated average cost per unit regarding costs. Losses for the entire amount of the contract are recognized in the period when such losses are determinable. Significant judgment is exercised in determining estimated total contract costs including, but not limited to, cost experience to date, estimated length of time to contract completion, costs for materials, production labor and support services to be expended and known issues on remaining units to be completed. In addition, estimated total contract costs can be significantly affected by changing test routines and procedures, resulting design modifications and production rework from these changing test routines and procedures, and limited range access for testing these design modifications and rework solutions. Estimated costs developed in the early stages of contracts can change, sometimes significantly, as the contracts progress, and events and activities take place. Changes in estimates can also occur when new designs are initially placed into production. The Company formally reviews its costs incurred-to-date and estimated costs to complete on all significant contracts at least quarterly and revised estimated total contract costs are reflected in the financial statements. Advance billings in excess of inventoried costs are included in current liabilities. Depending upon the circumstances, it is possible that the Company’s financial position, results of operations and cash flows could be materially affected by changes in estimated costs to complete on one or more significant government contracts.

Commercial Inventory Valuation

Valuation of commercial customer inventories requires a significant degree of judgment. These valuations are influenced by the Company’s experience to date with both customers and other markets, prevailing market conditions for raw materials, contractual terms and customers’ ability to satisfy these obligations, environmental or technological materials obsolescence, changes in demand for customer products, and other factors resulting in acquiring materials in excess of customer product demand. Contracts with some commercial customers may be based upon estimated quantities of product manufactured for shipment over estimated time periods. Raw material inventories are purchased to fulfill these customer requirements. Within these arrangements, customer demand for products frequently changes, sometimes creating excess and obsolete inventories.

The Company regularly reviews raw material inventories by customer for both excess and obsolete quantities. Wherever possible, the Company attempts to recover its full cost of excess and obsolete inventories from customers or, in some cases, through other markets. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income for the difference between the carrying cost and the estimated realizable amount. The Company’s cost adjustments for excess and obsolete inventory is specific to individual parts. As a result, the adjustments create a new cost basis for those parts. The Company recorded inventory write-downs totaling approximately $0.2 million, $1.5 million and $3.0 million for the years ended June 30, 2011, 2010 and 2009, respectively. These charges are included in cost of goods sold for the periods presented. If inventory that has previously been impaired is subsequently sold, the amount of reduced cost basis is reflected as cost of goods sold. The Company experienced minimal subsequent sales of excess and obsolete inventory during the three years ended June 30, 2011 that resulted in higher gross margins due to previous write-downs. Such sales and the impact of those sales on gross margin were not material to the years presented. If assumptions the Company has used to value its inventory deteriorate in the future, additional write-downs may be required.

Allowance for Probable Losses on Receivables

The accounts receivable balance is recorded net of allowances for amounts not expected to be collected from customers. The allowance is estimated based on historical experience of write-offs, the level of past due amounts, information known about specific customers with respect to their ability to make payments, and future expectations of conditions that might impact the collectability of accounts. Accounts receivable are generally due under normal trade terms for the industry. Credit is granted, and credit evaluations are periodically performed, based on a customer’s financial condition and other factors. Although the Company does not generally require collateral, cash in advance or letters of credit may be required from customers in certain circumstances, including some foreign customers. When management determines that it is probable that an account will not be collected, it is charged against the allowance for probable losses. The Company reviews the adequacy of its allowance monthly. The allowance for doubtful accounts considered necessary was approximately $0.1 million and $0.5 million at June 30, 2011 and 2010, respectively. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Given the Company’s significant balance of government receivables and letters of credit from foreign customers, collection risk is considered minimal. Historically, uncollectible accounts have generally been insignificant, have generally not exceeded management’s expectations, and the allowance is deemed adequate.

Pension Obligations

The Company calculates the cost of providing pension benefits under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 715, “Compensation — Retirement Benefits”, (“ASC Topic 715”). The key assumptions required within the provisions of ASC Topic 715 are used in making these calculations. The most significant of these assumptions are the discount rate used to value the future obligations and the expected return on pension plan assets. The discount rate is consistent with market interest rates on high-quality, fixed income investments. The expected return on assets is based on long-term returns and assets held by the plan, which is influenced by historical averages. If actual interest rates and returns on plan assets materially differ from the assumptions, future adjustments to the financial statements would be required. While changes in these assumptions can have a significant effect on the pension benefit obligation and the unrecognized gain or loss accounts disclosed in the Notes to the Consolidated Financial Statements, the effect of changes in these assumptions is not expected to have the same relative effect on net periodic pension expense in the near term. While these assumptions may change in the future based on changes in long-term interest rates and market conditions, there are no known expected changes in these assumptions as of June 30, 2011. As indicated above, to the extent the assumptions differ from actual results, there would be a future impact on the financial statements. The extent to which this will result in future expense is not determinable at this time as it will depend upon a number of variables, including trends in interest rates and the actual return on plan assets. The annual actuarial valuation of the pension plan is completed at the end of each fiscal year. Based on these valuations, net periodic pension expense prior to curtailment and settlement expenses for fiscal 2011 was calculated to be $0.2 million compared to $0.5 million and $1.0 million for fiscal 2010 and fiscal 2009, respectively.

Effective April 1, 2009, participation and the accrual of benefits in the Company’s pension plan were frozen, at which time all participants became fully vested. As a result of this freeze, an approximate $0.3 million curtailment charge was recognized during the year ended June 30, 2009, related to the acceleration of all remaining prior service costs previously being amortized over future periods. In addition, lump-sum benefit distributions during fiscal 2011, fiscal 2010 and fiscal 2009 exceeded plan service and interest costs, resulting in lump-sum settlement charges of approximately $0.1million, $0.8 million and $1.1 million also being recognized during the respective years. These settlement charges resulted from several business and economic factors that have affected the measurement of the plan’s projected benefit obligation in recent years, including the recent management actions described above, changes in the plan’s benefit formula, the timing of participants’ retirement, changes in assumed interest rates, variation in investment returns, and the amounts of lump-sum distributions paid. The components of net periodic pension expense are detailed in Note 9, Employee Retirement Benefit Plans, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K.

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

Goodwill and Intangible Assets

The Company tests for possible goodwill impairment annually or more often should events or changes in circumstances indicate the carry value of the goodwill may not be recoverable. The test is conducted at the reporting unit level. Sparton has three reportable business segments (Medical, Complex Systems, and DSS). Complex Systems and DSS each consist of a single reporting unit. Medical, within which all of the Company’s goodwill resides, consists of two reporting units: (i) the Company’s Ohio business purchased from Astro during fiscal 2006 and holding the goodwill related to the Astro purchase; and (ii) the Company’s Colorado businesses acquired from Delphi and Byers Peak during fiscal 2011 and holding the goodwill related to the Byers Peak acquisition. For fiscal 2011, goodwill impairment testing was conducted on these two Medical segment reporting units. The impairment analysis is a two step process. The first step is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to the reporting unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then management will perform the second step of the impairment test in order to determine the implied fair value of the goodwill of the reporting unit. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference.

Sparton determines the fair value of its reporting units, with the assistance of an independent valuation firm, based upon a combination of the income approach (discounted cash flow method) and market approach (market comparable model) methodologies. In concluding on the fair value estimates of its reporting units, the income approach is given a 75% weighting and the market approach is given a 25% weighting based on the quality and suitability of information available in performing the income approach, relative to the market approach.

The income approach methodology utilized in estimating the fair value of the Company’s reporting units for purposes of the goodwill impairment testing requires various judgmental assumptions about revenues, operating margins, growth rates, working capital requirements and appropriate discount rate. In determining those judgmental assumptions, Sparton considers a variety of data, including, for each reporting unit, its annual budget for the upcoming year, its longer-term business plan, anticipated future cash flows, market data, and historical cash flow growth rates. The key assumptions used to estimate the fair value of the Company’s reporting units under the discounted cash flow method are: (i) projected revenue growth over a five-year period; (ii) projected operating margins over a five-year period; (iii) projected terminal growth rate; and (iv) a weighted-average cost of capital.

Under the market approach, the value of each of the Company’s reporting units is estimated by comparing it to publicly-traded firms in similar lines of business and geographic markets. The market approach takes into account, among other things, the market value of total invested capital to earnings before interest, taxes, depreciation and amortization (EBITDA) multiples of comparable companies. The selected multiples are then applied to the reporting unit’s projected EBITDA to arrive at an indicated range of value.

The Company’s fiscal 2011 annual test of goodwill related to its Colorado reporting unit did not indicate that the related goodwill was impaired. The Company determined that the fair value of the reporting unit substantially exceeded its carrying value, having exceeded its carrying value by approximately 126%.

The Company’s fiscal 2010 annual test of goodwill related to its Ohio reporting unit did not indicate that the related goodwill was impaired. The Company determined at that time that the fair value of the reporting unit substantially exceeded its carrying value, having exceeded its carrying value by approximately 30%. The Company’s fiscal 2011 annual test of goodwill related to its Ohio reporting unit did indicate that the related goodwill was impaired. The Company determined that the carrying value of the reporting unit exceeded its fair value, requiring Sparton to compare the carrying value of this goodwill to its implied fair value, which resulted in a non-cash impairment charge of approximately $13.2 million being recorded during the fourth quarter of fiscal 2011 to record this asset at its fair value of $6.0 million.

The drop in fair value between fiscal 2010 and fiscal 2011 reflects various downward trends in volume within the Company’s Ohio reporting unit, which was acquired in fiscal 2006, including the impact of a customer disengagement and Siemens’ fiscal 2011 fourth quarter notification of its intent to dual source certain programs with us as part of an overall dual sourcing strategy for certain of its critical programs. The Company’s assumptions used to estimate the fair value of the Medical segment’s Ohio reporting unit in fiscal 2011 reflect the Company’s current outlook for this reporting unit and reflect the effects of the events and uncertainties mentioned above, including but not limited to, lower expected revenues and lower expected operating margins than reflected in the Company’s fiscal 2010 goodwill impairment analysis. Determining the fair value of any reporting unit and intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. The Company bases its fair value estimates on assumptions believed to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. Circumstances that may lead to future impairment of goodwill include, but are not limited to, unforeseen decreases in future performance or industry demand, as well as further loss of a significant customer or program in excess of future incremental new business wins. The next annual goodwill impairment reviews are expected to be performed during the fourth quarter of fiscal 2012.

The Company’s intangible assets other than goodwill represent the values assigned to customer relationships acquired in conjunction with the Company’s purchases of Astro and Byers Peak and values assigned to non-compete agreements acquired in conjunction with the Company’s purchase of Byers Peak. All of the Company’s intangible assets are included within the Medical segment. The impairment test for these intangible assets is conducted when impairment indicators are present. The Company continually evaluates whether events or circumstances have occurred that would indicate the remaining estimated useful lives of its intangible assets warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge would be recognized for the amount that the carrying amount of the asset exceeds the fair value of the asset.

As noted above, during the fourth quarter of fiscal 2011, the Company was notified by Siemens that it intends to dual source two of its larger programs with the Company beginning in fiscal 2012. Siemens was acquired as a customer in conjunction with the Company’s purchase of Astro and as such Sparton considered Siemens’ dual sourcing of these two programs to be an impairment indicator requiring impairment review of the related intangible asset. This impairment review, which was conducted during the fourth quarter of fiscal 2011, concluded that the carrying value of this intangible asset was not fully recoverable and consequently a non-cash impairment charge of approximately $3.7 million was recorded during the fourth quarter of fiscal 2011 to record this asset at its fair value of $0.7 million. The other business events and uncertainties described above in relation to the Medical segment’s Ohio reporting unit were also contributing factors to the Astro customer relationship impairment charge. As part of the impairment review, the estimated remaining useful life of this asset was evaluated with the Company determining that no change was warranted.

During fiscal 2011 and in previous years, the customer relationships acquired in conjunction with the Company’s purchase of Astro have been amortizing on a straight-line basis over 15 years. The straight-line method has been used to amortize these identified intangible assets because the Company believed that the expected undiscounted cash flows were reasonably consistent with a ratable decline in value over time. Beginning in fiscal 2012, the remaining customer relationships acquired in conjunction with the Company’s purchase of Astro will be amortized using an accelerated methodology on its remaining life as the Company now believes that this more reasonably reflects the expected future undiscounted cash flows of the asset. The customer relationships acquired in conjunction with the Company’s purchase of Byers Peak are also being amortized using an accelerated methodology over ten years. The Company’s non-compete agreements are being amortized on a straight-line basis over two years as the ratable decline in value over time is most consistent with the contractual nature of these assets.

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

In 2010 and 2009, the Company recorded valuation allowances against substantially all of its net deferred tax assets as management believed that the realization of the deferred tax assets related to the net operating loss carryovers and the other net temporary timing differences while possible, was not more likely than not. In 2011, the Company restored a large portion of the deferred tax assets as the Company now believes that the realization of the remaining net operating loss carryovers and the other net temporary timing differences is more likely than not, based on achieved levels of profitability over the past two fiscal years combined with the expectation of future profitability. In making these decisions to both record a valuation allowance and restore the net deferred tax assets, the Company considered all available positive and negative evidence, including future reversals of taxable temporary differences, projected future taxable income, tax planning strategies, and recent financial results.

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

New Accounting Pronouncements

In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, (“ASU 2010-20”). This update enhances the disclosure requirements about the credit quality and related allowance for credit losses of financing receivables. ASU 2010-20 was effective for Sparton in the second quarter of fiscal 2011. The adoption of this disclosure guidance did not have a significant impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”, which specifies that when a public company completes a business combination(s), the company should disclose revenue and earnings of the combined entity as though the business combination(s) occurred as of the beginning of the comparable prior annual reporting period. This standard also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings. The requirements in this standard are effective for business combinations that occur on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company will apply the provisions of ASU 2010-29 on a prospective basis. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is intended to improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. This standard clarifies the application of existing fair value measurement requirements including

(1) the application of the highest and best use valuation premise, (2) the methodology to measure the fair value of an instrument classified in a reporting entity’s shareholders’ equity, (3) disclosure requirements for quantitative information on Level 3 fair value measurements and (4) guidance on measuring the fair value of financial instruments managed within a portfolio. In addition, the standard requires additional disclosures of the sensitivity of fair value to changes in unobservable inputs for Level 3 securities. This standard is effective for interim and annual reporting periods ending on or after December 15, 2011. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”, which requires that comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The standard also requires entities to disclose on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings. This standard no longer allows companies to present components of other comprehensive income only in the statement of equity. This standard is effective for interim and annual reporting periods ending on or after December 15, 2011. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements other than the prescribed change in presentation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manufactures its products in the United States and Vietnam. We ceased manufacturing in Canada during the fourth quarter of fiscal 2009. Sales are to the U.S. as well as other foreign markets. The Company is potentially subject to foreign currency exchange rate risk relating to intercompany activity and balances and to receipts from customers and payments to suppliers in foreign currencies. Also, adjustments related to the translation of the Company’s Vietnamese financial statements into U.S. dollars are included in current earnings. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in the domestic and foreign markets in which the Company operates. However, minimal third party receivables and payables are denominated in foreign currency and the related market risk exposure is considered to be immaterial. Historically, foreign currency gains and losses related to intercompany activity and balances have not been significant. However, due to the greater volatility of the Canadian dollar, the impact of transaction and translation losses increased in fiscal 2009. With the closure of the Canadian facility, however, the impact in fiscal 2011 and fiscal 2010 has not been significant and it is anticipated that future periods will not be significant.

The Company’s revolving credit line, if drawn upon, is subject to future interest rate fluctuations which could potentially have a negative impact on cash flows of the Company. The Company is not party to any currency exchange or interest rate protection agreements as of June 30, 2011.

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

Evaluation of Disclosure Controls and Procedures

Each of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this Annual Report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We acquired Byers Peak, Incorporated (“Byers Peak”) on March 4, 2011. Because of the late date of the acquisition within the Company’s fiscal year, management was unable to perform the necessary level of documentation and testing to provide a formal report assessing the effectiveness of Byers Peak’s internal control over financial reporting. Therefore, management has excluded from the evaluation of internal control over financial reporting the internal controls of Byers Peak as permitted by Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2011. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework. Based on this assessment, management believes that, as of June 30, 2011, our internal control over financial reporting was effective.

BDO USA, LLP, our independent registered public accounting firm, issued an attestation report on the effectiveness of our internal control over financial reporting. Their report appears below.

/S/ CARY B. WOOD	/S/ GREGORY A. SLOME
Cary B. Wood President and Chief Executive Officer September 7, 2011	Gregory A. Slome Senior Vice President and Chief Financial Officer September 7, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sparton Corporation

Schaumburg, Illinois

We have audited Sparton Corporation’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sparton Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Item 9A, Management Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Byers Peak, Incorporated (Byers Peak), which was acquired on March 4, 2011, and which is included in the consolidated balance sheet of Sparton Corporation as of June 30, 2011, and the related consolidated statements of operations, cash flows and shareholders’ equity for the year then ended. Byers Peak constituted 1.6% and 0.8% of net sales and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Byers Peak because of the timing of the acquisition which was completed on March 4, 2011. Our audit of internal control over financial reporting of Sparton Corporation also did not include an evaluation of the internal control over financial reporting of Byers Peak.

In our opinion, Sparton Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sparton Corporation as of June 30, 2011 and 2010, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended June 30, 2011, and our report dated September 7, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Grand Rapids, Michigan

September 7, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Registrant — Information with respect to directors is included in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders under “Election of Directors” and is incorporated herein by reference. Information concerning executive officers is set forth in Part I, Item 1 of this Annual Report on Form 10-K.

Audit Committee Financial Expert — Information with respect to the audit committee financial expert is included in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders under the heading “Corporate Governance and Board Matters – Board Leadership Structure and Board and Committee Information” and is incorporated herein by reference.

Identification and Composition of the Audit Committee — Information with respect to the identification and composition of the audit committee is included in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders under the heading “Corporate Governance and Board Matters – Board Leadership Structure and Board and Committee Information” and is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act — Information with respect to the compliance with Section 16(a) of the Exchange Act is included in the Company’s Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Code of Business Conduct and Ethics — Information with respect to the Company’s Corporate Governance Guidelines and the Code of Business Conduct and Ethics (which applies to all officers and employees of the Company) is available at the Company’s website www.sparton.com under the heading “Investor Relations”. This information is also available free of charge upon request from the Company’s Shareholder Relations department at the corporate address. The Company’s Code of Ethics as currently in effect (together with any amendments that may be adopted from time to time) is posted on the website. To the extent any waiver is granted with respect to the Code of Ethics that requires disclosure under applicable SEC rules, such waiver will also be posted on the website.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is included in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders under the heading “Executive Officer and Director Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information on ownership of the Company’s common stock by management and certain other beneficial owners is included under “Principal Shareholders” and “Security Ownership of Management” in our Proxy Statement relating to our 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

Information with respect to the Company’s equity compensation plans is included in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders under “Executive Officer and Director Compensation” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is included in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders under “Certain Relationships and Related Person Transactions” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is included in the Company’s Proxy Statement under “Advisory Vote on Appointment of Independent Registered Public Accountants” and is incorporated herein by reference.

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

Date: September 7, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ DAVID P. MOLFENTER David P. Molfenter	Director, Chairman of the Board of Directors	September 7, 2011

/S/ CARY B. WOOD Cary B. Wood	Director, President and Chief Executive Officer (Principal Executive Officer)	September 7, 2011

/S/ JAMES D. FAST James D. Fast	Director	September 7, 2011

/S/ JOSEPH J. HARTNETT Joseph J. Hartnett	Director	September 7, 2011

/S/ WILLIAM I. NOECKER William I. Noecker	Director	September 7, 2011

/S/ DOUGLAS R. SCHRANK Douglas R. Schrank	Director	September 7, 2011

/S/ W. PETER SLUSSER W. Peter Slusser	Director	September 7, 2011

/S/ JAMES R. SWARTWOUT James R. Swartwout	Director	September 7, 2011

/S/ GREGORY A. SLOME Gregory A. Slome	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 7, 2011

SPARTON CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sparton Corporation

Schaumburg, Illinois

We have audited the accompanying consolidated balance sheets of Sparton Corporation and subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended June 30, 2011. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sparton Corporation and subsidiaries as of June 30, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sparton Corporation’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 7, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Grand Rapids, Michigan

September 7, 2011

SPARTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2011	June 30, 2010
Assets
Current Assets:
Cash and cash equivalents	$24,550	$30,589
Restricted cash	—	3,162
Accounts receivable, net of allowance for doubtful accounts of $65 and $532, respectively	23,896	17,967
Inventories and cost of contracts in progress, net	38,752	26,514
Income taxes receivable	305	296
Deferred income taxes	4,417	57
Property held for sale	—	3,900
Prepaid expenses and other current assets	1,491	1,449

Total current assets	93,411	83,934
Property, plant and equipment, net	11,395	8,924
Goodwill	7,472	19,141
Other intangible assets, net	2,053	4,803
Deferred income taxes — non-current	5,740	—
Other non-current assets	2,538	3,059

Total assets	$122,609	$119,861

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$126	$121
Accounts payable	16,608	13,045
Accrued salaries and wages	5,626	5,737
Accrued health benefits	980	989
Current portion of pension liability	306	1,139
Restructuring accrual	118	233
Advance billings on customer contracts	13,021	21,595
Other accrued expenses	5,303	3,345

Total current liabilities	42,088	46,204
Deferred income taxes — non-current	—	1,579
Pension liability — non-current portion	41	1,980
Long-term debt — non-current portion	1,670	1,796
Environmental remediation — non-current portion	3,763	4,033

Total liabilities	47,562	55,592

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, no par value; 200,000 shares authorized; none outstanding	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 10,236,484 and 10,200,534 shares outstanding, respectively	12,796	12,751
Capital in excess of par value	20,635	19,864
Retained earnings	42,487	35,026
Accumulated other comprehensive loss	(871)	(3,372)

Total shareholders’ equity	75,047	64,269

Total liabilities and shareholders’ equity	$122,609	$119,861

See Notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	For the Year Ended June 30,
	2011	2010	2009
Net sales	$203,352	$173,977	$221,871
Cost of goods sold	170,184	147,394	205,985

Gross profit	33,168	26,583	15,886

Operating expense:
Selling and administrative expenses	20,842	18,205	18,851
Internal research and development expenses	1,110	—	—
Amortization of intangible assets	545	467	492
Restructuring/impairment charges	75	4,076	7,008
Gain on acquisition	(2,550)	—	—
Gain on sale of property, plant and equipment, net	(139)	(3,119)	(10)
Impairment of intangible asset	3,663	—	—
Impairment of goodwill	13,153	—	—
Other operating expenses	298	1,232	802

Total operating expense	36,997	20,861	27,143

Operating income (loss)	(3,829)	5,722	(11,257)

Other income (expense):
Interest expense	(706)	(844)	(1,568)
Interest income	151	85	28
Gain on sale of investment	—	201	—
Canadian translation adjustment	5	(23)	(1,483)
Other, net	436	383	314

Total other expense, net	(114)	(198)	(2,709)

Income (loss) before provision for (benefit from) income taxes	(3,943)	5,524	(13,966)
Provision for (benefit from) income taxes	(11,404)	(1,916)	1,787

Net income (loss)	$7,461	$7,440	$(15,753)

Income (loss) per share of common stock:
Basic	$0.73	$0.75	$(1.61)

Diluted	$0.73	$0.75	$(1.61)

Weighted average shares of common stock outstanding:
Basic	10,217,494	9,972,409	9,811,635

Diluted	10,255,368	9,972,409	9,811,635

See Notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended June 30,
	2011	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$7,461	$7,440	$(15,753)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,611	1,463	1,886
Deferred income tax expense (benefit)	(11,276)	418	1,883
Pension expense	372	1,331	2,451
Stock-based compensation expense	646	505	196
Non-cash restructuring/impairment charges	—	2,129	2,112
Gain on acquisition	(2,550)	—	—
Gain on sale of property, plant and equipment, net	(139)	(3,119)	(10)
Gain on sale of investment	—	(201)	—
Impairment of intangible asset	3,663	—	—
Impairment of goodwill	13,153	—	—
Excess tax benefit from stock-based compensation	(145)	—	—
Other	348	275	429
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(4,595)	20,196	(7,944)
Income taxes receivable	(9)	(296)	—
Inventories and cost of contracts in progress	77	11,921	24,838
Prepaid expenses and other assets	140	689	804
Advance billings on customer contracts	(8,574)	(3,508)	25,102
Accounts payable and accrued expenses	2,273	(19,387)	2,316

Net cash provided by operating activities	2,456	19,856	38,310

Cash Flows from Investing Activities:
Purchase of certain assets of Delphi Medical	(8,419)	—	—
Purchase of certain assets of Byers Peak	(4,140)	—	—
Additional goodwill from Astro acquisition	—	(2,476)	(1,057)
Change in restricted cash	3,162	(3,162)	—
Purchases of property, plant and equipment	(3,177)	(1,535)	(1,227)
Proceeds from sale of property, plant and equipment	4,039	3,057	48
Proceeds from sale of investment	—	525	—
Other	—	—	4

Net cash used in investing activities	(8,535)	(3,591)	(2,232)

Cash Flows from Financing Activities:
Net short-term bank borrowings (repayments)	—	(15,500)	2,000
Repayments of long-term debt	(130)	(5,551)	(4,630)
Payment of debt financing costs	—	(886)	(115)
Proceeds from the exercise of stock options	25	—	—
Excess tax benefit from stock-based compensation	145	—	—

Net cash provided by (used in) financing activities	40	(21,937)	(2,745)

Net increase (decrease) in cash and cash equivalents	(6,039)	(5,672)	33,333
Cash and cash equivalents at beginning of year	30,589	36,261	2,928

Cash and cash equivalents at end of year	$24,550	$30,589	$36,261

Supplemental disclosure of cash flow information:
Cash paid for interest	$365	$535	$1,494

Cash paid (received) for income taxes	$(94)	$(2,039)	$243

Supplemental disclosure of non-cash investing activities:
Accrued expenses incurred for the acquisition of Astro	$—	$—	$1,029

See Notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2008	9,811,507	$12,264	$19,650	$43,593	$(4,647)	$70,860
Issuance of stock	140,000	175	(175)	—	—	—
Stock-based compensation expense	—	—	196	—	—	196
Effect of changing the pension plan measurement date, net of tax	—	—	—	(254)	(144)	(398)
Comprehensive loss, net of tax:
Net loss	—	—	—	(15,753)	—	(15,753)
Change in unrecognized pension costs	—	—	—	—	(10)	(10)

Comprehensive loss						(15,763)

Balance at June 30, 2009	9,951,507	12,439	19,671	27,586	(4,801)	54,895
Issuance of stock	249,027	312	(312)	—	—	—
Stock-based compensation expense	—	—	505	—	—	505
Comprehensive income, net of tax:
Net income	—	—	—	7,440	—	7,440
Change in unrecognized pension costs	—	—	—	—	1,429	1,429

Comprehensive income						8,869

Balance at June 30, 2010	10,200,534	12,751	19,864	35,026	(3,372)	64,269
Issuance of stock	30,950	39	(39)	—	—	—
Exercise of stock options	5,000	6	19	—	—	25
Stock-based compensation expense	—	—	646	—	—	646
Excess tax benefit of stock-based compensation	—	—	145	—	—	145
Comprehensive income, net of tax:
Net income	—	—	—	7,461	—	7,461
Change in unrecognized pension costs	—	—	—	—	2,501	2,501

Comprehensive income						9,962

Balance at June 30, 2011	10,236,484	$12,796	$20,635	$42,487	$(871)	$75,047

See Notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Business

Sparton Corporation and subsidiaries (the “Company” or “Sparton”) has been in continuous existence since 1900. It was last reorganized in 1919 as an Ohio corporation. The Company is a provider of complex and sophisticated electromechanical devices with capabilities that include concept development, industrial design, design and manufacturing engineering, production, distribution, and field service. The Company operates through three reportable business segments; Medical Device (“Medical”), Complex Systems (“CS”), formerly called Electronic Manufacturing Services (“EMS”), and Defense & Security Systems (“DSS”), which serves Defense, Security Systems, and Navigation and Exploration markets. The electromechanical device end markets that Sparton, as a whole, serves are in Medical, Military & Aerospace and Industrial & Instrumentation. Effective beginning in fiscal 2010, the Company reports its operating results under these three reportable business segments. Prior to fiscal 2010, all of our operating units were aggregated into one line of business, EMS. Fiscal 2009 information presented herein reflects this change to segment reporting. Financial information by segment is presented in Note 15. All of the Company’s facilities are registered to ISO standards, including 9001 or 13485, with most having additional certifications. The Company’s products and services include products for Original Equipment Manufacturers (“OEM”) and Emerging Technology (“ET”) customers that are microprocessor-based systems that include transducers, printed circuit boards and assemblies, sensors, and electromechanical components, as well as development and design engineering services relating to these product sales. Sparton also develops and manufactures sonobuoys, anti-submarine warfare (“ASW”) devices, used by the United States Navy and other free-world countries. Many of the physical and technical attributes in the production of sonobuoys are similar to those required in the production of the Company’s other electrical and electromechanical products and assemblies.

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

Cash and cash equivalents — Cash and cash equivalents include cash on hand, demand deposits and money market funds with original maturities of three months or less. Cash equivalents are stated at cost which approximates fair value.

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

United States Government contracts allow Sparton to submit advance billings, which are then applied against inventories purchased and manufacturing costs incurred by the Company throughout its performance under these contracts. Inventories were reduced by advance billings to the U.S. government for costs incurred related to long-term contracts, thereby establishing inventory to which the U.S. government then has title, of approximately $9.0 million and $7.4 million, respectively, at June 30, 2011 and 2010. At June 30, 2011 and 2010, current liabilities include advance billings of $13.0 million and $21.6 million, respectively, on government contracts. As these billings are in excess of cost, there is no inventory to which the government would claim title and, therefore, no offset to inventory has been made.

Customer orders are based upon forecasted quantities of product manufactured for shipment over defined periods. Raw material inventories are purchased to fulfill these customer requirements. Within these arrangements, customer demands for products frequently change, sometimes creating excess and obsolete inventories. The Company regularly reviews raw material inventories by customer for both excess and obsolete quantities. Wherever possible, the Company attempts to recover its full cost of excess and obsolete inventories from customers or, in some cases, through other markets. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income for the difference between the carrying cost and the estimated realizable amount. The Company’s cost adjustments for excess and obsolete inventory is specific to individual parts. As a result, the adjustments create a new cost basis for those parts. The Company recorded inventory write-downs totaling approximately $0.2 million, $1.5 million and $3.0 million for the years ended June 30, 2011, 2010 and 2009, respectively. These charges are included in cost of goods sold for the periods presented. If inventory that has previously been impaired is subsequently sold, the amount of reduced cost basis is reflected as cost of goods sold. The Company experienced minimal subsequent sales of excess and obsolete inventory during the three years ended June 30, 2011 that resulted in higher gross margins due to previous write-downs. Such sales and the impact of those sales on gross margin were not material to the years presented.

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

Other assets — Other non-current assets consist of the following at June 30, 2011 and 2010 (in thousands):

	June 30, 2011	June 30, 2010
Deferred financing fees, net	$367	$706
Cost method investment in Cybernet Systems Corporation	1,623	1,623
Coors Road long-term lease receivable	242	468
Other	306	262

Total other non-current assets	$2,538	$3,059

Costs incurred in connection with the Company’s revolving line-of-credit of approximately $1.0 million were deferred and are amortized to interest expense over the three year term of the facility. Approximately $0.3 million of amortization of these loan costs was recognized and reported as interest expense for each of the years ended June 30, 2011 and 2010.

In June 1999, the Company purchased a 14% interest in Cybernet Systems Corporation (“Cybernet”), a developer of hardware, software, next-generation network computing, and robotics products. Through January 2010, the investment was accounted for under the equity method, which required the Company to record its share of Cybernet’s income or loss in Sparton’s statements of operations with a corresponding increase or decrease in the investment account on Sparton’s balance sheets. In February 2010, the Company sold approximately $0.3 million, or approximately 17%, of its interest in Cybernet, resulting in a remaining interest of less than 12%. The Company received approximately $0.5 million for this interest resulting in an approximate gain of $0.2 million during the year ended June 30, 2010. In conjunction with the sale, Sparton reassessed the accounting treatment of its remaining investment in Cybernet and concluded that, due to the change in ownership percentage and the evolution of the relationship between Sparton and Cybernet as a result of the then recent change in Sparton management, it no longer is able to exercise significant influence over Cybernet. Accordingly, beginning February 2010, the Company accounts for its investment in Cybernet under the cost method.

During fiscal 2010, the Company entered into a long-term lease agreement in relation to its Coors Road property in Albuquerque, New Mexico. The 50-year lease agreement provides for one upfront payment of approximately $2.5 million and an additional approximate $0.8 million paid over three years in a series of equal annual payments. Ownership will transfer at the end of the lease term, or earlier at the option of the lessee, but in no event sooner than the completion of the installment payments and only if the tenant is not in default under the lease. The transaction was accounted for as a sale of real estate with full profit recognition and resulted in a gain on sale of property of approximately $3.1 million recognized in the year ended June 30, 2010. On April 1, 2011, the Company received the first of the annual payments of approximately $0.3 million. The $0.6 million of remaining future payments due have been discounted for the imputation of interest, resulting in a discounted receivable of approximately $0.5 million. Approximately $0.3 million of this discounted receivable is due within the next 12 months and therefore is included in prepaid expenses and other current assets on the balance sheets at June 30, 2011 and 2010.

Goodwill and intangible assets — The Company tests for possible goodwill impairment annually or more often should events or changes in circumstances indicate the carry value of the goodwill may not be recoverable. The test is conducted at the reporting unit level. Sparton has three reportable business segments (Medical, Complex Systems, and DSS). Complex Systems and DSS each consist of a single reporting unit. Medical, within which all of the Company’s goodwill resides, consists of two reporting units: (i) the Company’s Ohio business purchased from Astro Instrumentation, LLC (“Astro”) during fiscal 2006 and holding the goodwill related to the Astro purchase; and (ii) the Company’s Colorado businesses acquired from Delphi Medical Systems, LLC (“Delphi Medical” or “Delphi”) and Byers Peak, Incorporated (“Byers Peak”) during fiscal 2011and holding the goodwill related to the Byers Peak acquisition. For fiscal 2011, goodwill impairment testing was conducted on these two Medical segment reporting units. The impairment analysis is a two step process. First, the Company determines the fair value of the reporting unit and compares it to its carrying value. The fair value of reporting units is determined based on a weighting of both projected discounted future results and comparative market multiples. The projected discounted future results (discounted cash flow approach) is based on assumptions that are consistent with the Company’s estimates of future growth and the strategic plan used to manage the underlying business. Factors requiring significant judgment include assumptions related to future revenue growth rates, operating margins, terminal growth rates and discount factors, amongst other considerations. Second, if the carrying value of a reporting unit exceeds its estimated fair value, an impairment loss is recognized for any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Company’s fair value estimates related to its goodwill impairment analyses are based on

Level 3 inputs within the fair value hierarchy as described below in this note under “Fair value measurements.” Determining the fair value of any reporting unit and intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. The Company bases its fair value estimates on assumptions believed to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. Circumstances that may lead to future impairment of goodwill include, but are not limited to, unforeseen decreases in future performance or industry demand, as well as further loss of a significant customer or program in excess of future incremental new business wins. The next annual goodwill impairment reviews are expected to be performed during the fourth quarter of fiscal 2012.

The Company’s fiscal 2011 annual test of goodwill related to its Colorado reporting unit did not indicate that the related goodwill was impaired. While the Company’s fiscal 2010 annual test of goodwill related to its Ohio reporting unit did not indicate that the related goodwill was impaired, its fiscal 2011 annual test of goodwill related to its Ohio reporting unit did indicate that the related goodwill was impaired. The Company determined that the carrying value of the reporting unit exceeded its fair value, requiring Sparton to compare the carrying value of this goodwill to its implied fair value, which resulted in a non-cash impairment charge of approximately $13.2 million being recorded during the fourth quarter of fiscal 2011 to record this asset at its fair value of $6.0 million.

This impairment reflects various downward trends in volume within the Company’s Ohio reporting unit, which was acquired in fiscal 2006, including the impact of a customer disengagement and Siemens’ fiscal 2011 fourth quarter notification of its intent to dual source certain programs with us as part of an overall dual sourcing strategy for certain of its critical programs. The Company’s assumptions used to estimate the fair value of the Medical segment’s Ohio reporting unit in fiscal 2011 reflect the Company’s current outlook for this reporting unit and reflect the effects of the events and uncertainties mentioned above, including but not limited to, lower expected revenues and lower expected operating margins than reflected in the Company’s fiscal 2010 goodwill impairment analysis.

The Company’s intangible assets other than goodwill represent the values assigned to customer relationships acquired in conjunction with the Company’s purchases of Astro and Byers Peak and values assigned to non-compete agreements acquired in conjunction with the Company’s purchase of Byers Peak. All of the Company’s intangible assets are included within the Medical segment. The impairment test for these intangible assets is conducted when impairment indicators are present. The Company continually evaluates whether events or circumstances have occurred that would indicate the remaining estimated useful lives of its intangible assets warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge would be recognized for the amount that the carrying amount of the asset exceeds the fair value of the asset. The Company’s fair value estimates related to its intangible assets impairment analyses are based on Level 3 inputs within the fair value hierarchy as described below in this note under “Fair value measurements.”

As noted above, during the fourth quarter of fiscal 2011, the Company was notified by Siemens that it intends to dual source two of its larger programs with the Company beginning in fiscal 2012. Siemens was acquired as a customer in conjunction with the Company’s purchase of Astro and as such Sparton considered Siemens’ dual sourcing of these two programs to be an impairment indicator requiring impairment review of the related intangible asset. This impairment review, which was conducted during the fourth quarter of fiscal 2011, concluded that the carrying value of this intangible asset was not fully recoverable and consequently a non-cash impairment charge of approximately $3.7 million was recorded during the fourth quarter of fiscal 2011 to record this asset at its fair value of $0.7 million. The other business events and uncertainties described above in relation to the Medical segment’s Ohio reporting unit were also contributing factors to the Astro customer relationship impairment charge. As part of the impairment review, the estimated remaining useful life of this asset was evaluated with the Company determining that no change was warranted.

During fiscal 2011 and in previous years, the customer relationships acquired in conjunction with the Company’s purchase of Astro have been amortizing on a straight-line basis over 15 years. The straight-line method has been used to amortize these identified intangible assets because the Company believed that the expected undiscounted cash flows were reasonably consistent with a ratable decline in value over time. Beginning in fiscal 2012, the remaining customer relationships acquired in conjunction with the Company’s purchase of Astro will be amortized using an accelerated methodology on its remaining life as the Company now believes that this more reasonably reflects the expected future undiscounted cash flows of the asset. The customer relationships acquired in conjunction with the Company’s purchase of Byers Peak Incorporated are also being amortized using an accelerated methodology over ten years. The Company’s non-compete agreements are being amortized on a straight-line basis over two years as the ratable decline in value over time is most consistent with the contractual nature of these assets.

Impairment of long-lived assets — The Company reviews other long-lived assets that are not held for sale for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell and are reviewed at least quarterly. Impairment is determined by comparing the carrying value of the assets to their estimated future undiscounted cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. During the years ended June 30, 2010 and 2009, the Company recognized impairment charges of approximately $1.4 million and $2.1 million, respectively, related to restructuring activities, primarily the closures of the Company’s Albuquerque, New Mexico, Jackson, Michigan and London, Ontario, Canada facilities (see Notes 5 and 14).

Stock-based compensation — The Company measures the cost of employee and director services received in exchange for an award of equity-based securities using the fair value of the award on the date of the grant. The Company recognizes that cost on a straight-line basis over the period that the award recipient is required to provide service to the Company in exchange for the award and, for certain awards, subject to the probability that related performance targets will be met (see Note 11).

Earnings (loss) per share — Basic earnings (loss) per share is based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable under our stock-based compensation plans and are determined using the treasury stock method. Unvested restricted stock awards, which contain non-forfeitable rights to dividends whether paid or unpaid, are included in the number of shares outstanding for both basic and diluted earnings per share calculations. In the event of a net loss, unvested restricted stock awards are excluded from the calculation of both basic and diluted loss per share (see Note 12).

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

ERAPSCO Agreement — The Company is partner to a 50/50 joint venture agreement (“JV”) with UnderSea Sensor Systems, Inc. (“USSI”), the only other major producer of sonobuoys to the free world. USSI’s parent company is Ultra Electronics Holdings PLC, based in the United Kingdom. The joint venture arrangement operates under the name ERAPSCO and allows Sparton and USSI to consolidate their own unique and complementary backgrounds to jointly develop and produce U.S. derivative sonobuoy designs for the U.S. Navy as well as foreign countries. In concept, and in practice, ERAPSCO serves as a pass-through entity with no funds or assets. While the joint venture agreement provides the opportunity to maximize efficiencies in the design and development of the related sonobuoys, both venture companies function independently as subcontractors; therefore, there is no separate entity to be accounted for or consolidated. The Board of Directors of ERAPSCO has the responsibility for the overall management and operation of the JV. The six (6) member board consists of equal representation (full time employees) from both JV partners for three (3) year terms. Manpower for ERAPSCO, specifically a general manager role, contract administrator role and financial manager role, is similarly assigned by the JV partners for rotating three year terms and the costs of these assigned individuals are borne by the party assigning the personnel. In response to a customer request for proposal (“RFP”) that ERAPSCO will bid on, the Board of Directors of ERAPSCO determines both the composition of a response to the RFP and the composite bid to be submitted to the customer. The Board of Directors strives to divide the aggregate contract awards at a 50/50 share ratio. Each joint venture partner bears the costs it incurs associated with the preparation and submission of proposals. Each JV partner submits to ERAPSCO a proposal for the estimated cost of performing that portion of the RFP applicable to it. Upon award of a contract to the JV, separate subcontracts are generated between ERAPSCO and each of the JV partners defining the responsibilities and compensation for each JV partner. These subcontracts contain terms and conditions consistent with the prime contract. Each JV partner is responsible for the successful performance of its bid to the JV for its respective scope of work and each JV partner is responsible for profit or losses sustained in the execution of the subcontract against its respective bid. Under ERAPSCO, individual contract risk exposures are reduced, while the likelihood of achieving U.S. Navy and other ASW objectives is enhanced. ERAPSCO has been in existence for approximately twenty years and historically, the agreed upon products included under the joint venture agreement were generally developmental or sonobuoys with low volume demand. Four years ago, the Company’s ERAPSCO arrangement was expanded to include additional products for U.S. customers and substantially all U.S. derivative sonobuoy products for customers outside of the United States. Beginning with the U.S. Government 2011 fiscal year contracts, all U.S. sonobuoy products are now bid and executed through ERAPSCO, completing the joint venture expansion which now includes sales of all U.S. derivative sonobuoys worldwide.

Revenue recognition — The Company’s net sales are comprised primarily of product sales, with supplementary revenues earned from engineering and design services. Standard contract terms are FOB shipping point. Revenue from product sales is generally recognized upon shipment of the goods; service revenue is recognized as the service is performed or under the percentage of completion method, depending on the nature of the arrangement. Costs and fees billed under cost-reimbursement-type contracts are recorded as sales. Long-term contracts relate principally to government defense contracts and related ERAPSCO subcontracts for sonobuoy production. These government defense contracts and related subcontracts are accounted for based on completed units accepted and their estimated average contract cost per unit. At June 30, 2011 and 2010, current liabilities include billings in excess of costs of $13.0 million and $21.6 million, respectively, on government contracts. Sales related to these billings are recognized based upon completed units accepted and are not recognized at the time of billings. A provision for the entire amount of a loss on a contract is charged to operations as soon as the loss is identified and the amount is reasonably determinable. Shipping and handling costs are included in cost of goods sold.

Advertising Costs — The Company expenses advertising costs as they are incurred. For the years ended June 30, 2011, 2010 and 2009, advertising expense was approximately $0.4 million, $0.3 million and $0.1 million, respectively.

Research and development expenditures — Internal research and development expenses reflect costs incurred for the internal development of technologies for use in navigation, oil and gas exploration and port security. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment. The Company incurred $1.1 million of internally funded research and development expenses during the year ended June 30, 2011. No internally funded research and development expense was incurred during either of the years ended June 30, 2010 or 2009. Customer funded research and development costs, which are usually part of a larger production agreement, totaled approximately $9.1 million, $10.0 million and $4.4 million for the years ended June 30, 2011, 2010 and 2009, respectively.

Fair value measurements — Fair value estimates and assumptions and methods used to estimate the fair value of the Company’s assets and liabilities are made in accordance with the requirements of the Financial Accounting Standards Board (the “FASB”), Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”).

ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: Level 1 are observable inputs such as quoted prices in active markets; Level 2 are inputs other than the quoted prices in active markets that are observable either directly or indirectly; and Level 3 are unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. As of June 30, 2011, the Company has no assets or liabilities which it measures and carries on its balance sheet at fair value on a recurring basis.

The Company’s long-term debt instruments, consisting of industrial revenue bonds at June 30, 2011, are carried at historical cost. As of June 30, 2011 and 2010, the fair value of the industrial revenue bonds was approximately $2.2 million and $2.3 million, respectively compared to carrying values of approximately $1.8 million and $1.9 million, respectively. These fair values were derived from discounted cash flow analyses based on the terms of the contracts and observable market data, including adjustment for nonperformance risk. The Company has determined that it is not practicable to estimate the fair value of its cost method investment in Cybernet. Factors in this determination include the investment being a private company, the portfolio of patents owned by Cybernet which are difficult to value and the materiality of the investment in Cybernet to the Company. There have been no identified events or changes in circumstances that the Company views may have a significant adverse effect on the fair value of this investment. See “Goodwill and intangible assets” above in this note for a discussion of the Company’s non-recurring fair value measurement of goodwill and intangible assets. The fair value of accounts receivable and accounts payable approximated their carrying values at both June 30, 2011 and 2010.

Market risk exposure — The Company manufactures its products in the United States and Vietnam. It ceased manufacturing in Canada during the fourth quarter of fiscal 2009. Sales of the Company’s products are in the U.S. and foreign markets. The Company is subject to foreign currency exchange rate risk relating to intercompany activity and balances and to receipts from customers and payments to suppliers in foreign currencies. Also, adjustments related to the translation of the Company’s Vietnamese financial statements into U.S. dollars are included in current earnings. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in the domestic and foreign markets in which the Company operates. However, minimal third party receivables and payables are denominated in foreign currency and the related market risk exposure is considered to be immaterial. Historically, foreign currency gains and losses have not been significant. However, due to the greater volatility of the Canadian dollar, the impact of transaction and translation losses significantly increased in fiscal 2009. With the closure of the Canadian facility, however, the impact in fiscal 2011 and 2010 has not been significant and it is anticipated that future periods will not be significant.

For purposes of translating the financial statements of the Company’s Vietnamese and former Canadian operations, the U.S. dollar is considered the functional currency. Related translation adjustments, along with gains and losses from foreign currency transactions, are included in other income (expense), net and, in the aggregate, amounted to approximately $0.0 million, $(0.0 million) and $(1.4 million) for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

The Company currently does not have financial instruments that are subject to interest rate risk. Historically, the Company has not experienced material gains or losses due to such interest rate changes. If used, the Company’s revolving line-of-credit facility would subject the Company to interest rate risk, which would adversely impact results of operations should the interest rate significantly increase. For a further discussion on Sparton’s debt, see Note 7.

New accounting standards — In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, (“ASU 2010-20”). This update enhances the disclosure requirements about the credit quality and related allowance for credit losses of financing receivables. ASU 2010-20 was effective for Sparton in the second quarter of fiscal 2011. The adoption of this disclosure guidance did not have a significant impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”, which specifies that when a public company completes a business combination(s), the company should disclose revenue and earnings of the combined entity as though the business combination(s) occurred as of the beginning of the comparable prior annual reporting period. This standard also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings. The requirements in this standard are effective for business combinations that occur on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company will apply the provisions of ASU 2010-29 on a prospective basis. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is intended to improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. This standard clarifies the application of existing fair value measurement requirements including (1) the application of the highest and best use valuation premise, (2) the methodology to measure the fair value of an instrument classified in a reporting entity’s shareholders’ equity, (3) disclosure requirements for quantitative information on Level 3 fair value measurements and (4) guidance on measuring the fair value of financial instruments managed within a portfolio. In addition, the standard requires additional disclosures of the sensitivity of fair value to changes in unobservable inputs for Level 3 securities. This standard is effective for interim and annual reporting periods ending on or after December 15, 2011. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”, which requires that comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The standard also requires entities to disclose on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings. This standard no longer allows companies to present components of other comprehensive income only in the statement of equity. This standard is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements other than the prescribed change in presentation.

(3) Acquisitions

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

The acquired business, which is reported in the Company’s Medical segment, has added revenue from a new and diversified customer base and provides Sparton with a geographic presence in the western United States. Delphi Medical primarily manufactures OEM medical devices including blood separation equipment, spinal surgery products and 3-D eye mapping devices. It also provides engineering and manufacturing support to a market-leading environmental sensor company whose markets include meteorology, weather critical operations and controlled environment applications.

The following table represents the allocation of the total consideration to assets acquired and liabilities assumed from Delphi Medical based on Sparton’s estimate of their respective fair values (in thousands):

Total purchase consideration	$8,419

Assets acquired and liabilities assumed:
Inventory	10,806
Equipment	360
Employee accruals assumed	(197)

Total assets acquired and liabilities assumed	10,969

Gain on acquisition	$2,550

Sparton did not identify any material intangible assets in this acquisition. Sparton has determined that the fair value of the assets acquired and liabilities assumed related to this acquisition exceed the total purchase consideration and as a result the Company recorded a gain on acquisition of $2.4 million in the three months ended September 30, 2010. The gain was subsequently increased by $0.2 million based on adjustments to the opening inventory valuation. Sparton believes it was able to purchase this contract manufacturing business from Delphi Medical significantly below its fair value due to Delphi’s desire to liquidate this asset in a timely manner and focus on its core business.

Included in the Company’s Consolidated Statements of Operations for the year ended June 30, 2011 are net sales of approximately $39.0 million and income before provision for income taxes of approximately $6.0 million (including the $2.6 million gain on acquisition) resulting from the acquisition of Delphi Medical since August 6, 2010.

The Company incurred legal, professional and other costs related to this acquisition aggregating approximately $0.2 million. These costs were recognized as non-segment selling and administrative expenses of approximately $0.1 million and $0.1 million in the years ended June 30, 2011 and 2010, respectively.

On August 6, 2010 and concurrent with the acquisition of Delphi Medical, the Company entered into leases for two facilities housing the operations of this contract manufacturing business. During the year ended June 30, 2011, the Company initiated and completed the consolidation of the operations into one facility, and terminated the lease for the building which the Company exited.

Byers Peak — On March 4, 2011, the Company completed the acquisition of certain assets and assumption of certain liabilities of Byers Peak, Incorporated (“Byers Peak”) in an approximate $4.1 million all-cash transaction, after certain working capital adjustments. The transaction was financed through the use of Company cash and included an approximate $0.4 million holdback which is available to fund potential seller indemnification obligations in relation to the agreement.

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

The following table represents the allocation of the total consideration to assets acquired and liabilities assumed from Byers Peak based on Sparton’s estimate of their respective fair values (in thousands):

Total purchase consideration	$4,140

Assets acquired and liabilities assumed:
Accounts receivable, net	$1,334
Inventory	1,509
Intangible assets — customer relationships	1,300
Intangible assets — non-compete agreements	158
Goodwill	1,484
Accounts payable	(629)
Customer deposits	(973)
Other current liabilities	(43)

Total assets acquired and liabilities assumed	$4,140

Total purchase consideration was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Byers Peak acquisition resulted in approximately $1.5 million of goodwill, which is expected to be deductible for tax purposes and which was assigned entirely to the Company’s Medical segment. The Company believes goodwill primarily relates to the complementary strategic fit, resulting synergies and the acquired workforce that this business brings to existing operations. The fair values of acquired identifiable intangible assets were determined to be Level 3 under the fair value hierarchy and were estimated based on future cash flows and customer attrition rates, discounted using an estimated weighted average cost of capital. The customer relationships are being amortized using an accelerated methodology over ten years. The non-compete agreements are being amortized on a straight-line basis over two years as the ratable decline in value over time is most consistent with the contractual nature of these assets.

Included in the Company’s Consolidated Statements of Operations for the year ended June 30, 2011 are net sales of approximately $3.3 million and loss before provision for income taxes of approximately $0.1 million resulting from the acquisition of Byers Peak since March 4, 2011.

The Company incurred legal, professional and other costs related to this acquisition aggregating approximately $0.1 million. These costs were recognized as non-segment selling and administrative expenses during the year ended June 30, 2011.

On March 4, 2011 and concurrent with the acquisition of Byers Peak, the Company entered into a six month sublease for the facility housing the operations of this contract manufacturing business. The Company may, at its option, extend the term of this sublease for an additional eighteen month period. In conjunction with the Byers Peak acquisition, the Company has begun to consolidate the Byers Peak operations into the Company’s Frederick, Colorado facility. These restructuring activities are expected to be materially complete by the end of the Company’s fiscal 2012 second quarter.

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

	For the Years Ended
	June 30, 2011	June 30, 2010
Net sales	$213,416	$213,023
Income (loss) before benefit from income taxes	$(4,123)	$4,713
Net income	$7,281	$6,629
Net income per share — basic	$0.71	$0.66
Net income per share — diluted	$0.71	$0.66

(4) Inventories and Cost of Contracts in Progress, net

The following are the major classifications of inventory, net of interim billings, at June 30, 2011 and 2010 (in thousands):

	June 30, 2011	June 30, 2010
Raw materials	$35,695	$23,524
Work in process	7,819	3,611
Finished goods	4,239	6,790

Total inventory and cost of contracts in progress, gross	47,753	33,925
Inventory to which the U.S. government has title due to interim billings	(9,001)	(7,411)

Total inventory and cost of contracts in progress, net	$38,752	$26,514

(5) Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following at June 30, 2011 and 2010 (in thousands):

	June 30, 2011	June 30, 2010
Land and land improvements	$1,235	$1,235
Buildings and building improvements	15,604	14,514
Machinery and equipment	14,250	12,342
Construction in progress	1,114	574

Total property, plant and equipment	32,203	28,665
Less accumulated depreciation	(20,808)	(19,741)

Total property, plant and equipment, net	$11,395	$8,924

At June 30, 2010, the Company had for sale its Bluewater Road property in Albuquerque, New Mexico and classified this property as Property held for sale. During February 2011, the Company sold its Bluewater Road property for approximately $4.2 million, resulting in a gain on sale of property, after commissions and closing costs, of approximately $0.1 million. During the fiscal years ended June 30, 2010 and 2009, based on third party appraisals, the Company recognized impairment charges of approximately $1.1 million and $0.8 million, respectively, related to this property to reduce the carrying value in accordance with ASC Topic 360, “Property, Plant and Equipment.” The non-segment impairment charges are included in Restructuring/impairment charges on the consolidated statements of operations and the reduction in carrying value recorded this property at estimated fair value less costs to sell in anticipation of its future sale.

Included in construction in progress at June 30, 2011 is approximately $0.5 million related to the expected implementation of a new enterprise resource planning system to be put into service in fiscal 2012.

(6) Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill and ending composition of goodwill are as follows (in thousands):

	June 30, 2011	June 30, 2010
Goodwill, beginning of period	$19,141	$17,694
Additions to goodwill during the period	1,484	1,447
Impairment losses during the period	(13,153)	—

Goodwill, end of period	$7,472	$19,141

	June 30, 2011	June 30, 2010
Acquired Goodwill	$20,625	$19,141
Accumulated impairment	(13,153)	—

Goodwill	$7,472	$19,141

Sparton did not incur any significant costs to renew or alter the term of any of its intangible assets during the year ended June 30, 2011. The weighted average amortization period, gross carrying amount, accumulated amortization and net carrying value of intangible assets at June 30, 2011 and 2010 are as follows (in thousands):

	June 30, 2011
	Amortization Period in Months	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Net Carrying Value
Amortized intangible assets:
Non-compete agreements	24	$158	$(26)	$—	$132
Customer relationships	120-180	7,900	(2,316)	(3,663)	1,921

		$8,058	$(2,342)	$(3,663)	$2,053

	June 30, 2010
Amortized intangible assets:
Customer relationships	180	$6,600	$—	$(1,797)	$4,803

Amortization expense for each of the years ended June 30, 2011, 2010 and 2009 was approximately $0.5 million. Aggregate amortization expense relative to existing intangible assets for the periods shown is currently estimated to be as follows (in thousands):

Fiscal Year Ending June 30,
2012	$435
2013	372
2014	283
2015	247
2016	210
Thereafter	506

Total	$2,053

(7) Debt

Short-term debt maturities and revolving line of credit — Short-term debt at June 30, 2011 and 2010 reflects the current portion of the Company’s industrial revenue bonds of approximately $0.1 million.

The Company has $20 million of maximum borrowing availability, subject to certain collateral restrictions, under a revolving line-of-credit facility (the “Facility”) provided in August 2009 by National City Business Credit, Inc. (now PNC Bank, National Association) to support working capital needs and other general corporate purposes. The line-of-credit facility is secured by substantially all of the assets of the Company. Outstanding borrowings bear interest at a variable rate defined as the Bank’s minimum base rate plus a specified margin, each component of which is determined separately for domestic and Eurodollar rate loans. The Facility was amended in March 2011 to reduce the interest rates on domestic and Eurodollar rate based loans, which at June 30, 2011 would have ranged from 3.19% to 5.25% per annum. Prior to the Facility amendment, the Company was subject to higher rates, with a minimum rate of 7% per annum. As a condition of the Facility, the Company is subject to certain customary covenants, which it was in compliance with at June 30, 2011. The Company had no borrowings drawn against the Facility during the years ended June 30, 2011 and 2010, however it did have certain letters of credit outstanding totaling $0.5 million. The maturity date for the line-of-credit is August 14, 2012. The Company’s prior line of credit was retired on August 14, 2009.

Long-term debt — Long-term debt consists of the following at June 30, 2011 and 2010 (in thousands):

	June 30, 2011	June 30, 2010
Industrial revenue bonds, face value	$1,899	$2,029
Less unamortized purchase discount	(103)	(112)

Industrial revenue bonds, carrying value	1,796	1,917
Less: current portion	(126)	(121)

Long-term debt, net of current portion	$1,670	$1,796

Industrial Revenue Bonds

In connection with its acquisition of Astro in May 2006, the Company assumed repayment of principal and interest on bonds originally issued to Astro by the State of Ohio. These bonds are Ohio State Economic Development Revenue Bonds, series 2002-4. Astro originally entered into the loan agreement with the State of Ohio for the issuance of these bonds to finance the construction of the Company’s Ohio operating facility. The principal amount, including premium, was issued in 2002 and totaled approximately $2.9 million. These bonds have interest rates which vary, dependent on the maturity date of the bonds ranging from 5.00% to 5.45%. Due to an increase in interest rates since the original issuance of the bonds, a discount amounting to approximately $0.2 million on the date of assumption by Sparton was recorded.

The bonds carry certain sinking fund requirements generally obligating the Company to make monthly deposits of one twelfth of the annual obligation plus accrued interest. The purchase discount is being amortized ratably over the remaining term of the bonds. Amortization expense for the years ended June 30, 2011, 2010 and 2009 was approximately $9,000, $10,000 and $9,000, respectively. The Company also has an irrevocable letter of credit in the amount of approximately $0.3 million, which is renewable annually, to secure repayment of a portion of the bonds.

Scheduled principal maturities on these bonds for each of the five years succeeding June 30, 2011 and thereafter are summarized as follows ($ in thousands):

Year ending June 30,	Face Amount	Amortization of Purchase Discount	Carrying Value	Stated Interest Rate
2012	$136	$10	$126	5.00%
2013	140	9	131	5.00
2014	146	10	136	5.00
2015	156	9	147	5.00
2016	161	10	151	5.45
2017 – 2022	1,160	55	1,105	5.45

	$1,899	$103	$1,796

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

(8) Income Taxes

Income (loss) before income taxes by country consists of the following amounts (in thousands):

	For the Year Ended June 30,
	2011	2010	2009
United States	$(5,072)	$6,039	$(9,930)
Canada	10	(922)	(3,921)
Vietnam	1,119	407	(115)

	$(3,943)	$5,524	$(13,966)

The provision (credit) for income taxes consists of the following components (in thousands):

	For the Year Ended June 30,
	2011	2010	2009
Current:
United States	$—	$(2,334)	$—
Canada	(128)	—	(96)
State and local	—	—	—

	(128)	(2,334)	(96)
Deferred:
United States	(10,762)	418	1,035
Canada	—	—	848
State and local	(514)	—	—

	(11,276)	418	1,883

	$(11,404)	$(1,916)	$1,787

The consolidated effective income tax (credit) rate differs from the statutory U.S. federal tax rate for the following reasons and by the following percentages:

	For the Year Ended June 30,
	2011	2010	2009
Statutory U.S. federal income tax (credit) rate	(34.0)%	34.0%	(34.0)%
Significant increases (reductions) resulting from:
Changes in valuation allowance	(242.0)	(69.2)	45.7
Canadian tax benefits	(3.2)	—	—
Foreign (income) loss with no tax (expense) benefit	(9.6)	(2.5)	0.3
State and local income taxes, net of federal benefit	(1.3)	—	—
Other	0.9	3.0	0.8

Effective income tax (credit) rate	(289.2)%	(34.7)%	12.8%

Significant components of deferred income tax assets and liabilities at June 30, 2011 and 2010, are as follows (in thousands):

	June 30, 2011	June 30, 2010
Deferred tax assets:
U.S. net operating loss carryovers	$2,257	$5,364
Impairment of intangible asset	1,246	—
Impairment of goodwill	4,472	—
Environmental remediation	1,435	1,543
Inventories	1,513	921
Employment and compensation accruals	672	708
State tax carryovers	328	559
Canadian tax benefits	2,062	2,193
Equity investment	299	299
Pension liability	449	1,183
Restructuring accruals	30	71
Property, plant and equipment impairment	—	649
Other	592	388

Gross deferred tax assets	15,355	13,878
Less valuation allowance	(2,373)	(13,091)

Total deferred tax assets	12,982	787
Deferred tax liabilities:
Property, plant and equipment	(509)	(569)
Pension costs	(331)	(122)
Goodwill and other intangibles	(1,928)	(1,483)
Other	(57)	(135)

Gross deferred tax liabilities	(2,825)	(2,309)

Net deferred tax assets (liabilities)	$10,157	$(1,522)

Net deferred income tax liabilities are included in the balance sheets at June 30, 2011 and 2010, as follows (in thousands):

	June 30, 2011	June 30, 2010
U.S. net deferred income tax assets, current	$4,417	$57
U.S. net deferred income tax assets (liabilities), non-current	5,740	(1,579)

	$10,157	$(1,522)

In 2010 and 2009, the Company recorded valuation allowances against substantially all of its net deferred tax assets as management believed that the realization of the deferred tax assets related to the net operating loss carryovers and the other net temporary timing differences while possible, was not more likely than not. In 2011, the Company restored a large portion of the deferred tax assets as the Company now believed that the realization of the remaining net operating loss carryovers and the other net temporary timing differences is more likely than not. In making these decisions to both record a valuation allowance and restore the net deferred tax assets, the Company considered all available positive and negative evidence, including future reversals of taxable temporary differences, projected future taxable income, tax planning strategies, and recent financial results. For U.S. income tax purposes, approximately $6.6 million of net operating loss carryovers are available to offset future Federal taxable income as of June 30, 2011, of which $4.7 million and $1.9 million expire in 2029 and 2028, respectively. For state income tax purposes, the Company also has approximately $4.9 million of net operating loss carryovers, of which $1.7 million expire in 2029, $3.1 million expire in 2028 and $0.1 million expire in 2027. For financial reporting purposes, valuation allowances related to state income tax carryovers and stock options in the amounts of $0.1 million and $0.2 million, respectively, have been established as of June 30, 2011 and are included within the total valuation amount. The excess tax benefit of $0.2 million related to stock options reporting will be credited to “capital in excess of par value” in the year that the net operating loss carryovers are fully utilized.

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

In prior years, a valuation allowance was established for the deferred tax asset related to the Canadian operations. As of June 30, 2011 and 2010, the deferred tax assets totaled $2.1 million and $2.2 million, respectively. Due to the decision to cease Canadian operations, a full valuation allowance was recorded and has not been released. The Company elected to carry back a portion of its fiscal 2009 Canadian net operating loss to fiscal 2008, with this carryback generating a Canadian income tax refund of $0.1 million. In conjunction with this carryback filing, the Company released $0.1 million of its Canadian deferred tax asset valuation allowance.

The Company’s operations in Vietnam are subject to a four-year tax holiday from the time the entity begins to generate taxable income, with the possible extension to an eight-year tax holiday. Without the extension of the holiday to eight years, the Vietnamese facility’s taxable income will be subject to a tax rate of 12.5% (or 50% of the normal income state rate) for fiscal years 2012 to 2015. From 2016 forward, the tax rate will be at the full 25%. The Company’s Vietnamese operations resulted in taxable income in 2011 and 2010, and no taxable income in 2009. Due to the Vietnam tax holiday associated with this facility, no tax expense was recorded for fiscal 2011 or 2010, and no benefit is available to be recognized for 2009.

The deferred tax asset valuation allowance in fiscal 2011, 2010 and 2009 includes (decreases) increases of $(1.1 million), $(0.5 million), and $0.2 million, respectively, which amounts were allocated directly to shareholders’ equity against deferred taxes related to unrecognized pension costs as (recoveries)/charges to the components of accumulated other comprehensive loss.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the fiscal years 2007 through 2011, the years which remain subject to examination by major tax jurisdictions as of June 30, 2011. The Company does not expect the total amount of unrecognized tax benefits to increase in the next twelve months. It is possible that the Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Any assessment for interest and/or penalties would be classified in the financial statements as selling and administrative expenses. The Company does not have any amounts accrued for interest and penalties at June 30, 2011, and is not aware of any claims for such amounts by federal, state or foreign taxing authorities.

(9) Employee Retirement Benefit Plans

Defined Benefit Pension Plan

As of June 30, 2011, approximately 400 employees and retirees of the Company are covered by a defined benefit pension plan. Effective April 1, 2009, participation and the accrual of benefits in this pension plan were frozen, at which time all participants became fully vested. As a result of this freeze, an approximate $0.3 million curtailment charge was recognized during the year ended June 30, 2009, related to the acceleration of all remaining prior service costs previously being amortized over future periods. In addition, lump-sum benefit distributions during fiscal years 2011, 2010 and 2009 exceeded plan service and interest costs, resulting in lump-sum settlement charges of approximately $0.1 million, $0.8 million and $1.1 million also being recognized during the respective years.

The components of net periodic pension expense for the years ended June 30, 2011, 2010 and 2009 were as follows (in thousands):

	For the Year Ended June 30,
	2011	2010	2009
Service cost	$—	$—	$350
Interest cost	447	575	651
Expected return on plan assets	(438)	(403)	(474)
Amortization of prior service cost	—	—	69
Amortization of unrecognized net actuarial loss	235	374	389

Net periodic benefit cost	244	546	985
Curtailment charge	—	—	333
Pro rata recognition of lump-sum settlements	128	785	1,133

Total periodic pension expense	$372	$1,331	$2,451

The weighted average assumptions used to determine benefit obligations and net periodic benefit cost for fiscal 2011, 2010 and 2009 were as follows:

	Benefit Obligation			Benefit Cost
	2011	2010	2009	2011	2010	2009
Discount rate (1)	5.50%	5.50%	6.40%	5.50%	6.40%	6.75%
Rate of compensation increase (2)	0.00%	0.00%	0.00%	0.00%	0.00%	4.00%
Expected long-term rate on plan assets (3)	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%

(1)	In fiscal 2009, a discount rate of 6.50% was used through February 28, 2009, the date the plan was frozen; a discount rate of 6.75% was used the remainder of fiscal 2009. The Company determines its assumption for the discount rate on an index of high-quality corporate bond yields and matching-funding yield curve analysis.
(2)	As of June 30, 2009, the rate of compensation increase for calculation of the benefit obligation was 0.0% due the freezing of the plan as of April 1, 2009.
(3)	The expected long-term rate of return for plan assets is based on analysis of historical data and future expectations relevant to the investments and consistency with the assumed rate of inflation implicit in the market.

Prior to July 1, 2008, March 31 was used as the measurement date for the defined benefit plan. In accordance with the measurement date requirements of ASC 715-20, “Compensation — Retirement Benefits — Defined Benefit Plans”, beginning with fiscal 2009, a June 30 measurement date was elected for our defined benefit pension plan using a 15 month net periodic benefit cost based on the March 31, 2008 actuarial valuation (“alternative transition method”). Accordingly, one-fifth of the net periodic benefit cost for such 15-month period, net of tax, was allocated as a direct adjustment to retained earnings in the amount of approximately $0.3 million in accordance with the transition provisions of the standard to reflect the change in measurement dates. In addition, to the extent the net periodic benefit cost included amortization of unrecognized actuarial losses and prior service cost, which were previously recognized as a component of accumulated other comprehensive loss at June 30, 2008, at that date there was also a direct charge to accumulated other comprehensive loss, net of tax, of approximately $0.1 million.

At June 30, 2011 and 2010, as a result of the fiscal 2009 plan curtailment, the accumulated benefit obligation is equal to the projected benefit obligation. The following tables summarize the changes in benefit obligations, plan assets and funded status of the plan at June 30, 2011 and 2010 (in thousands):

	June 30, 2011	June 30, 2010
Change in prepaid (accrued) benefit cost:
Prepaid (accrued) benefit cost at beginning of fiscal year	$360	$(266)
Net periodic benefit cost for fiscal year	(244)	(546)
Pro rata recognition of lump-sum settlements	(128)	(785)
Employer contributions to plan	984	1,957

Prepaid benefit cost at end of fiscal year	$972	$360

Change in projected benefit obligation:
Projected benefit obligation at beginning of fiscal year	$9,008	$10,194
Service cost	—	—
Interest cost	447	575
Actuarial experience and changes in assumptions	(155)	525
Benefits paid	(1,084)	(2,286)

Projected benefit obligation at end of fiscal year	$8,216	$9,008

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$5,889	$5,036
Employer contributions	984	1,957
Actual return on plan assets	2,080	1,182
Benefits paid	(1,084)	(2,286)

Fair value of plan assets at end of fiscal year	$7,869	$5,889

Amounts recognized in the Consolidated Balance Sheets:
Current portion of pension liability	$(306)	$(1,139)
Pension liability — non-current portion	(41)	(1,980)

Funded status — total balance sheet liability	$(347)	$(3,119)

The Company’s policy is to fund the plan based upon legal requirements and tax regulations. For fiscal 2012, based upon current actuarial calculations and assumptions, a cash contribution of approximately $0.3 million, reflective of required funding and discretionary funding is anticipated to ensure funding levels are in excess of 80%. These anticipated contributions are reflected as the current portion of the pension liability as of June 30, 2011. During the years ended June 30, 2011 and 2010, approximately $1.0 million and $2.0 million, respectively, was contributed to the pension plan, reflective of required funding and discretionary funding to ensure funding levels are in excess of 80%.

Pension related amounts recognized in other comprehensive income (loss), excluding tax effects, for the years ended June 30, 2011, 2010 and 2009 are as follows (in thousands):

	For the Year Ended June 30,
	2011	2010	2009
Amortization of prior service cost	$—	$—	$69
Amortization of unrecognized net actuarial loss	235	374	389
Curtailment charge	—	—	333
Pro rata recognition of lump-sum settlements	128	785	1,133
Net actuarial gain (loss)	1,797	254	(1,810)

Total recognized in other comprehensive income (loss)	$2,160	$1,413	$114

The amounts in accumulated other comprehensive loss on the consolidated balance sheets, excluding tax effects, that have not yet been recognized as components of net periodic benefit cost at June 30, 2011 and 2010 are as follows (in thousands):

	June 30, 2011	June 30, 2010
Accumulated other comprehensive loss:
Net actuarial loss	$1,319	$3,479
Net prior service cost	—	—

Total	$1,319	$3,479

The estimated amount that will be amortized from accumulated other comprehensive loss, pre-tax, into net periodic pension cost in fiscal 2012 is expected to total approximately $0.4 million, consisting of amortization of unrecognized actuarial loss as well as lump sum settlement charges.

Expected benefit payments for the defined benefit pension plan for the next ten fiscal years are as follows (in thousands):

Fiscal Year Ended June 30,
2012	$860
2013	877
2014	811
2015	772
2016	714
2017 – 2021	2,733

Total	$6,767

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

Below is a summary of pension plan asset allocations as of June 30, 2011 and 2010, by asset category:

	Weighted Average Allocation For the Year Ended June 30,
	Target	2011	2010
Equity securities	40-70%	61%	64%
Fixed income (debt) securities	30-60%	26%	31%
Cash and cash equivalents	0-10%	13%	5%

		100%	100%

The fair value of all the defined benefit pension plan assets is based on quoted prices in active markets for identical assets which are considered Level 1 inputs within the fair value hierarchy described in Note 2. The total estimated fair value of plan assets by asset class at June 30, 2011 and 2010 were as follows (in thousands):

	June 30, 2011	June 30, 2010
Asset Class:

Equity securities:
Directly held corporate stock — Sparton (a)	$1,873	$1,254
Directly held corporate stock — Large Cap	1,512	1,243
Registered investment companies — Mid-Cap Value	205	189
Registered investment companies — Mid-Cap Growth	221	192
Registered investment companies — Small-Cap	309	253
Registered investment companies — International	719	610
Fixed income (debt) securities:
Registered investment companies — Intermediate Bond	2,018	1,840
Cash and cash equivalents	1,012	308

Total assets measured at fair value	$7,869	$5,889

(a)	Shares of Sparton stock held by the defined benefit pension plan at June 30, 2011 and 2010 were 183,259 and 249,259, respectively.

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

At the election of the participant, both employee and employer contributions may be invested in any of the available investment options under the plan, which election options include Sparton common stock. An employee’s total investment in Sparton common stock is subject to a 20% limitation of the total value of the participant’s account. As of June 30, 2011, approximately 162,000 shares of Sparton common stock were held in the 401(k) plan. Amounts expensed related to the Company’s matching contributions and administrative expenses for the plan were approximately $0.5 million, $0.2 million and $0.6 million for the years ended June 30, 2011, 2010 and 2009, respectively. As of June 30, 2011, plan assets totaled approximately $22.7 million.

(10) Commitments and Contingencies

Operating Leases — The Company is obligated under operating lease agreements for a portion of its production machinery and data processing equipment. Such leases, some of which are non-cancelable and in many cases include purchase or renewal options, expire at various dates and typically provide for monthly payments over a fixed term in equal, non- escalating amounts. Generally, the Company is responsible for maintenance, insurance and taxes relating to these leased assets. The Company is additionally obligated under operating lease agreements for its corporate headquarters in Schaumburg, Illinois and its manufacturing plant in Frederick, Colorado. Each of these leases provide for escalating minimum monthly base rental payments, require the Company to provide for maintenance, insurance and property taxes in addition to minimum monthly base rental and include renewal options. At June 30, 2011, the future minimum annual lease payments under these agreements are as follows (in thousands):

June 30,
2012	$1,732
2013	982
2014	612
2015	610
2016	498
Thereafter	618

Total	$5,052

Rent expense was approximately $2.7 million, $3.6 million and $5.6 million, respectively, for the years ended June 30, 2011, 2010 and 2009. Included in rent expense for the years ended June 30, 2011 and 2010 was approximately $0.2 million and $0.1 million, respectively, of contingent rent expense primarily relating to the Company’s corporate headquarters in Schaumburg, Illinois and, in the case of fiscal 2011, its Frederick, Colorado facility.

Environmental Remediation — Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Although the Company entered into a long-term lease of the Coors Road property that was accounted for as a sale of property during fiscal 2010, it remains responsible for the remediation obligations related to its past operation of this facility. At June 30, 2011, Sparton had accrued approximately $4.2 million as its estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which approximately $0.4 million is classified as a current liability and included on the balance sheet in other accrued expenses. The Company’s minimum cost estimate is based upon existing technology and excludes certain legal costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements.

On October 15, 2009, approximately $3.1 million of cash was utilized to establish a trust, the Sparton Corporation Financial Assurance Trust, for remediation activity. The funds were held in Sparton’s name and were invested with Sparton receiving the benefit of the investment return. As of June 30, 2010, approximately $3.2 million was held in this trust and reflected as restricted cash on the consolidated balance sheet. These funds were available for use against the expected remediation liability. The trust was established to meet the United States Environmental Protection Agency’s (“EPA”) financial assurance requirements for the fiscal year ended June 30, 2010, with trust funds to be drawn upon only should Sparton not continue to meet its financial remediation requirements. The trust was to remain in place until the Company could again satisfy the EPA financial assurance requirements through compliance with financial ratios, as was previously attained on an annual basis until fiscal year 2009. Based on the Company’s financial results for fiscal year 2010, the Company was again in compliance with the financial ratios and dissolved the trust during October 2010.

In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8.4 million incurred from the date of settlement, if any, of which approximately $3.6 million has been expended as of June 30, 2011 toward the $8.4 million threshold. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At June 30, 2011, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded and net of DOE reimbursement, could be up to $1.9 million before income taxes over the next approximately twenty years.

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

Litigation — On August 9, 2009, Sparton and certain subsidiaries were named as defendants in a wrongful death suit, alleging that a defective transmission shifter assembly in a 1996 Chrysler automobile caused a July 2007 death. The suit also named Chrysler LLC, Dura Automotive Systems, Inc., and Chandler Motors Company as defendants. The suit was filed in Pontotoc County Circuit Court in Mississippi. Sparton has not manufactured automotive shifter assemblies for Chrysler since December 1996, when it sold its KPI Group subsidiary to Dura Automotive Systems, Inc. The plaintiff sought damages for economic loss, pain and suffering, and loss of companionship, as well as punitive damages. After Sparton filed a motion for summary judgment, and after plaintiff took the deposition of a Chrysler representative who testified that Sparton had nothing to do with the design of any shifters KPI may have manufactured, plaintiff consented to the entry of judgment for Sparton on all claims. An order dismissing all claims against Sparton with prejudice was submitted to the Court and was entered on August 10, 2011, thereby closing this litigation against Sparton.

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

(11) Stock-Based Compensation

The Company has two long-term incentive plans. The Sparton Corporation Stock Incentive Plan, as amended and restated (the “2001 Plan”) was approved by the Company’s shareholders on October 24, 2001. The Sparton Corporation 2010 Long-Term Incentive Plan (the “2010 Plan”) was approved by the Company’s shareholders on October 28, 2009.

2001 Plan. Under the 2001 Plan, the Company may grant to employees and non-employee directors incentive or non-qualified stock options, stock appreciation rights, restricted stock and other stock-based awards. All of the stock options issued to date under the 2001 Plan have either three, five or ten-year lives with either immediate vesting or vesting on an annual basis over four years beginning one year after grant date. Restricted stock awards granted to date to employees under the 2001 Plan vest annually over periods ranging from approximately 2.5 to 3.5 years. Unrestricted stock awards granted to date under the 2001 Plan represent annual stock grants to directors as a component of their overall compensation. The 2001 Plan’s termination date with respect to the granting of new awards is October 24, 2011. The total number of shares that may be granted under the 2001 Plan is 970,161 shares of the Company’s common stock, of which amount, 70,700 shares remain available for awards as of June 30, 2011.

2010 Plan. Under the 2010 Plan, the Company may grant to employees, officers and directors of the Company or its subsidiaries incentive and non-qualified stock options, stock appreciation rights, restricted stock or restricted stock units, performance awards and other stock-based awards, including grants of shares. Restricted stock awards granted to date to employees under the 2010 Plan vest annually over four years, subject to achievement of certain financial performance metrics in addition to the service requirements. The 2010 Plan has a term of ten years. The total number of shares that may be awarded under the 2010 Plan is 1,000,000 shares of common stock, of which amount, 777,973 shares remain available for awards as of June 30, 2011.

The Company did not grant any stock options during the years ended June 30, 2011 or 2009. During the year ended June 30, 2010, the Company awarded an aggregate of 111,250 stock options to certain members of management at an exercise price of $5.00. The stock options were immediately exercisable. The closing price of the Company’s stock on the date of grant was $4.59. The fair value of each grant is estimated at the grant date using the Black-Scholes option pricing method. The table below outlines the assumptions used for the options granted during the year ended June 30, 2010:

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

The following table shows stock-based compensation expense by type of share-based award for the years ended June 30, 2011, 2010 and 2009 included in the consolidated statements of operations (in thousands):

	For the Year ended June 30, 2011	For the Year ended June 30, 2010	For the Year ended June 30, 2009
Fair value expense of stock option awards	$—	$276	$32
Restricted stock	646	229	164

Total stock-based compensation	$646	$505	$196

The following table shows the total remaining unrecognized compensation cost related to restricted stock grants and the fair value expense of stock option awards, as well as the weighted average remaining required service period over which such costs will be recognized as of June 30, 2011:

	Total Remaining Unrecognized Compensation Cost (in thousands)	Weighted Average Remaining Required Service Period (in years)
Fair value expense of stock option awards	$0	0.00
Restricted stock	640	2.11

	$640	2.11

The following is a summary of activity for the year-ended June 30, 2011 related to the Company’s stock options granted under its long-term incentive plans:

	Number of Options	Weighted- Average Exercise Price
Options outstanding as of June 30, 2010	269,796	$6.89
Granted	—	—
Exercised	(5,000)	5.00
Forfeited	(44,455)	7.60
Expired	—	—

Options outstanding as of June 30, 2011	220,341	$6.79

Exercisable June 30, 2011	220,341	$6.79

The following is a summary of options outstanding and exercisable at June 30, 2011:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$5.00-$6.52	115,840	1.47	$5.19		115,840	1.47	$5.19
$8.48-$8.57	104,501	4.04	8.56		104,501	4.04	8.56

	220,341	2.68	$6.79	$756	220,341	2.68	$6.79	$756

All stock options outstanding at June 30, 2011 are vested. In general, the Company’s policy is to issue new shares upon exercise of stock options. The intrinsic value of options exercised during the year ended June 30, 2011 was $17,600. No options were exercised during the years ended June 30, 2010 or 2009.

The following is a summary of activity for the year-ended June 30, 2011 related to shares granted under the Company’s long-term incentive plans:

	Shares	Weighted Average Grant Date Fair Value
Restricted shares at June 30, 2010	262,095	$4.55
Granted	30,950	7.92
Vested	(49,218)	3.97
Forfeited	—	—

Restricted shares at June 30, 2011	243,827	$5.09

The total fair value of restricted stock vested in the years ended June 30, 2011, 2010 and 2009 was $0.4 million, $0.4 million and $0.1 million, respectively.

(12) Earnings (Loss) Per Share Data

Earnings per share calculations, including weighted average number of shares of common stock outstanding used in calculating basic and diluted income (loss) per share, for the years ended June 30, 2011, 2010 and 2009 are as follows:

	For the Year Ended June 30,
	2011	2010	2009
Net income (loss) (in thousands)	$7,461	$7,440	$(15,753)
Weighted average shares outstanding — Basic	10,217,494	9,972,409	9,811,635
Net effect of dilutive stock options	37,874	—	—

Weighted average shares outstanding — Diluted	10,255,368	9,972,409	9,811,635

Net income (loss) per share:
Basic	$0.73	$0.75	$(1.61)

Diluted	$0.73	$0.75	$(1.61)

For the years ended June 30, 2011 and 2010, 243,827 and 262,095, respectively, unvested restricted shares were included in determining both basic and diluted earnings per share. For the year ended June 30, 2009, 93,334 unvested restricted shares were excluded in determining both basic and diluted earnings per share. Potential shares of common stock issuable upon exercise of stock options excluded from diluted income (loss) per share computations because their inclusion would be anti-dilutive were 104,501, 269,796 and 184,127 for the years ended June 30, 2011, 2010 and 2009, respectively. For the year ended June 30, 2009, basic and diluted loss per share are the same because the inclusion of the incremental potential shares of common stock from any assumed exercise of stock options is anti-dilutive due to the net loss reported for that year.

(13) Comprehensive Income (Loss)

Comprehensive loss, which includes all changes in the Company’s equity during the period except transactions with shareholders, consisted of the following for the years ended June 30, 2011, 2010 and 2009 (in thousands):

	For the Year Ended June 30,
	2011	2010	2009
Net income (loss)	$7,461	$7,440	$(15,753)
Other comprehensive income (loss), net of tax
Pension experience gain (loss), net of tax (a)	2,080	257	(1,482)
Other change in unrecognized pension costs, net of tax (b)	421	1,172	1,472

	2,501	1,429	(10)

Comprehensive income (loss)	$9,962	$8,869	$(15,763)

(a)	Pension experience gains (losses) during fiscal 2011, 2010 and 2009 are net of tax expense (benefit) of $0.6 million, $0.1 million and $(0.8 million), respectively, offset by the effect of allocations of $(0.9 million), $(0.1 million) and $0.0 million, respectively, related to (decreases) increases in the deferred tax valuation allowance, as described further in Note 8.
(b)	Other change in unrecognized pension costs during fiscal 2011, 2010 and 2009 are net of tax expense of $0.1 million, $0.4 million and $0.8 million, respectively, offset by the effect of allocations of $(0.2 million), $(0.4 million) and $0.2 million, respectively, related to (decreases) increases in the deferred tax valuation allowance, as described further in Note 8.

(14) Restructuring Activities

2009 Restructuring Plan

During fiscal 2009, management initiated a full evaluation of the Company’s operations and long-term business strategy. As a result, in the third quarter of fiscal 2009, management began to implement a formal turnaround plan focused on returning Sparton to profitability and the assurance of the Company’s viability (the “2009 Restructuring Plan”). These measures were designed to reduce operating costs, increase efficiencies, and improve Sparton’s competitive position in response to excess capacity, the prevailing economy and the need to optimize manufacturing resources. These restructuring activities included, among other actions, plant consolidations, closures and sales, workforce reductions, customer contract disengagements, changes in employee pension and health care benefits and relocation of the Company’s corporate office. Restructuring/impairment charges of approximately $11.1 million have been incurred as of June 30, 2011 related to these activities of which approximately $0.0 million, $7.0 million and $0.1 million were related to the Medical, CS and DSS segments, respectively. The Company does not expect to recognize any additional costs related to these activities. Expected remaining cash expenditures related to the 2009 Restructuring Plan of approximately $0.1 million primarily represent future lease payments and are expected to be paid out by the end of fiscal year 2012.

Delphi Medical Contract Manufacturing Business Acquisition Related Restructuring

During the first quarter of fiscal 2011, the Company took certain cost reduction actions in relation to its acquisition of certain assets related to the contract manufacturing business of Delphi Medical (the “2011 Colorado Restructuring Plan”). These actions included a workforce reduction at the Colorado location and the consolidation of the Colorado manufacturing facilities from two to one. Restructuring/impairment charges recognized within the Medical segment of approximately $0.1 million have been incurred as of June 30, 2011 related to these acquisition related restructuring activities. The Company does not expect to recognize any additional costs related to these activities. All cash expenditures related to the 2011 Colorado Restructuring Plan have been made as of June 30, 2011.

Byers Peak Acquisition Related Restructuring

In conjunction with the Byers Peak acquisition, the Company intends to consolidate the Byers Peak operations into the Company’s Frederick, Colorado facility. These restructuring activities, which are expected to consist primarily of production moving costs began in the Company’s fourth quarter and are expected to be materially complete by the end of the Company’s fiscal 2012 second quarter. Restructuring/impairment charges recognized within the Medical segment of less than $0.1 million have been incurred as of June 30, 2011 related to these acquisition related restructuring activities. The Company expects to incur less than $0.1 million additional costs and has remaining restructuring related cash payments of approximately $0.1 million to be paid out during the first and second quarters of fiscal 2012.

Summary of Restructuring Charges

The table below summarizes the nature and amount of all restructuring actions for the years ended June 30, 2011, 2010 and 2009 (in thousands):

	Workforce Reduction (principally severance and retention bonuses)	Facility Closing	Lease Termination	Production Transfer	Total
Accrual balance at June 30, 2008	$—	$—	$—	$—	$—
Restructuring charges	2,318	24	2,202	352	4,896
Less: cash payments	(1,943)	(24)	(212)	(352)	(2,531)
Restructuring reversals	—	—	—	—	—

Accrual balance at June 30, 2009	375	—	1,990	—	2,365
Restructuring charges	350	1,188	409	—	1,947
Less: cash payments	(718)	(1,175)	(2,186)	—	(4,079)
Restructuring reversals	—	—	—	—	—

Accrual balance at June 30, 2010	7	13	213	—	233
Restructuring charges	62	13	—	—	75
Less: cash payments	(69)	(26)	(95)	—	(190)
Restructuring reversals	—	—	—	—	—

Accrual balance at June 30, 2011	$—	$—	$118	$—	$118

During the years ended June 30, 2010 and 2009, approximately $1.4 million and $2.1 million, respectively, of impairment related to property, plant and equipment was recorded. Additionally, during the fiscal year 2010, the Company sold its Jackson, Michigan and London, Ontario, Canada properties for an aggregate loss of approximately $0.8 million. The impairments and loss on sales in these periods related to facility closings and are reflected in restructuring/impairment charges within those respective periods.

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

(15) Business Segments

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

In fiscal 2009, management initiated a full evaluation of our operations, including operating structure. This evaluation resulted in changes in fiscal 2010 to our analysis of how the components of Sparton’s business contribute to consolidated operating results and the overall level of desegregation of reported financial data, including the nature and number of operating segments, disclosure of segment information and the consistency of such information with internal management reports. The Company operates through three reportable business segments; Medical Device (“Medical”), Complex Systems (“CS”), formerly called Electronic Manufacturing Services (“EMS”), and Defense & Security Systems (“DSS”), which serves Defense, Security Systems, Navigation and Exploration markets. The electromechanical device end markets that Sparton, as a whole, serves are in Medical, Military & Aerospace and Industrial & Instrumentation. Effective for fiscal 2010, Sparton reports its operating results under these three reportable business segments. Prior to fiscal 2010, all of the Company’s operating units were aggregated into one line of business, EMS. The fiscal 2009 prior period presented herein reflects this change to segment reporting.

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

Complex Systems (“CS”) operations provides multiple industries with complex electronics systems offering end-to-end development and manufacturing solutions focused on high expectations of quality and delivery performance through a global footprint. As a vertically integrated business unit, this segment assists in providing its customers with seamless development of circuit card assemblies for integration into electro-mechanical solutions. By focusing on maximizing efficiency and cost containment at the various steps in the design, engineering, and manufacturing process, Complex Systems acts as an intelligent source and ideal partner for development firms and OEMs. This business unit is a supplier for low to medium volume/high complexity commercial and military aerospace applications, medical devices, telecommunications, energy, and industrial controls. Its current portfolio of product line applications include: flight controls, cock pit displays, fuel system controls, secure communications, early warning detection, diagnostics systems, security systems, detection systems, lighting, satellite communications, audio, nuclear detection, inventory control, and defense.

Defense & Security Systems (“DSS”) operations are comprised of design, development and production of products for a number of technologically significant programs aimed at fulfilling defense and commercial needs. Specializing in the development and production of complex electromechanical equipment, Sparton designs and manufactures sonobuoys, ASW devices used by the U.S. Navy and foreign governments. This business unit also performs an engineering development function for the United States military and prime defense contractors on advanced technologies targeted as future defense products as well as replacement of current systems. The sonobuoy product line is built to the customer’s demanding specifications. These products are restricted by International Tariff and Arms Regulations (“ITAR”), which limits opportunities for competition. Additionally, this business unit internally develops and markets commercial products based on its navigation and underwater acoustic knowledge and the intrinsic skill sets of its technical staff.

Operating results and certain other financial information about the Company’s three reportable segments for the years ended June 30, 2011, 2010 and 2009 and as of June 30, 2011 and June 30, 2010 were as follows (in thousands):

	For the Year Ended June 30, 2011
	Medical	CS	DSS	Corporate and Other Unallocated	Eliminations	Total
Sales (a)	$98,028	$49,835	$69,720	$—	$(14,231)	$203,352
Gross profit	$12,938	$4,835	$15,395	$—	$—	$33,168
Operating income (loss)	$(8,011)	$1,586	$10,869	$(8,273)	$—	$(3,829)
Selling and administrative expenses	$6,031	$3,289	$3,416	$8,106	$—	$20,842
Internal research and development expenses	$—	$—	$1,110	$—	$—	$1,110
Restructuring/impairment charges	$107	$(22)	$—	$(10)	$—	$75
Gain on acquisition	$(2,550)	$—	$—	$—	$—	$(2,550)
Gain on sale of property, plant and equipment	$—	$(18)	$—	$(121)	$—	$(139)
Impairment of intangible asset	$3,663	$—	$—	$—	$—	$3,663
Impairment of goodwill	$13,153	$—	$—	$—	$—	$13,153
Depreciation/amortization	$793	$498	$249	$71	$—	$1,611
Capital expenditures	$45	$1,189	$1,385	$558	$—	$3,177

	For the Year Ended June 30, 2010
	Medical	CS	DSS	Corporate and Other Unallocated	Eliminations	Total
Sales (a)	$64,424	$57,423	$63,853	$—	$(11,723)	$173,977
Gross profit	$8,603	$2,133	$15,847	$—	$—	$26,583
Operating income (loss)	$4,600	$(2,150)	$13,150	$(9,878)	$—	$5,722
Selling and administrative expenses	$3,536	$3,292	$2,697	$8,680	$—	$18,205
Restructuring/impairment charges	$—	$993	$—	$3,083	$—	$4,076
Gain on sale of property, plant and equipment	$—	$(32)	$—	$(3,087)	$—	$(3,119)
Depreciation/amortization	$635	$620	$157	$51	$—	$1,463
Capital expenditures	$143	$917	$332	$143	$—	$1,535

	For the Year Ended June 30, 2009
	Medical	CS	DSS	Corporate and Other Unallocated	Eliminations	Total
Sales (a)	$64,393	$127,002	$42,289	$—	$(11,813)	$221,871
Gross profit	$7,793	$1,448	$6,645	$—	$—	$15,886
Operating income (loss)	$3,731	$(9,893)	$4,093	$(9,188)	$—	$(11,257)
Selling and administrative expenses	$3,570	$5,315	$2,481	$7,485	$—	$18,851
Restructuring/impairment charges	$—	$6,017	$71	$920	$—	$7,008
Gain on sale of property, plant and equipment	$—	$(10)	$—	$—	$—	$(10)
Depreciation/amortization	$649	$1,024	$210	$3	$—	$1,886
Capital expenditures	$—	$1,102	$120	$5	$—	$1,227

	As of June 30, 2011
	Medical	CS	DSS	Corporate and Other Unallocated	Eliminations	Total
Total assets	$51,251	$24,642	$7,872	$38,844	$—	$122,609

	As of June 30, 2010
	Medical	CS	DSS	Corporate and Other Unallocated	Eliminations	Total
Total assets	$46,695	$25,219	$5,980	$41,967	$—	$119,861

(a)	CS sales include intercompany sales resulting primarily from the production of circuit boards that are then utilized in DSS product sales. These intercompany sales are eliminated in consolidation.

(16) Business, Geographic and Sales Concentration

Sales to individual customers in excess of 10% of total net sales for the years ended June 30, 2011, 2010 and 2009 were as follows:

	For the Year Ended June 30,
	2011	2010	2009
U.S. Navy (a)	30%	28%	14%
Siemens Diagnostic (b)	18%	21%	17%
Fenwal Blood Technologies (c)	12%	*	*
Goodrich (d)	*	13%	*
Honeywell (e)	*	*	19%

(*)	Denotes sales were below 10% of total.
(a)	Sales to the United States Navy, including those made through the Company’s ERAPSCO agreement, are included in the results of the Company’s DSS segment.
(b)	Sales to Siemens Diagnostics are included in the results of the Company’s Medical segment. See Note 2 for more information regarding Siemens Diagnostics.
(c)	Sales to Fenwal Blood Technologies are included in the results of the Company’s Medical segment.
(d)	Sales to Goodrich are included in the results of the Company’s CS segment.
(e)	Sales to Honeywell are included in the results of the Company’s CS segment. In March 2009, the Company terminated its sales agreement with Honeywell, an aerospace customer with several facilities to which it supplied product. Disengagement procedures and the winding down of contracts were completed in the second quarter of fiscal 2010.

Net sales were made to customers located in the following countries (in thousands):

	For the Year Ended June 30,
	2011	2010	2009
United States	$172,646	$137,377	$167,782
Ireland	23,078	21,258	21,102
Canada	91	72	15,525
Other foreign countries (a)	7,537	15,270	17,462

Consolidated total	$203,352	$173,977	$221,871

(a)	No other single country accounted for 10% or more of export sales in the fiscal years ended June 30, 2011, 2010, or 2009.

ASW devices and related engineering contract services to the U.S. government and foreign countries contributed approximately $66.5 million (33%), $62.6 million (36%) and $41.6 million (19%), respectively, to total net sales for the fiscal years ended June 30, 2011, 2010 and 2009.

The Company’s investment in property, plant and equipment, which are located in the United States and Vietnam, are summarized, net of accumulated depreciation, as follows (in thousands):

	As of June 30, 2011	As of June 30, 2010
United States (a)	$8,775	$6,572
Vietnam	2,620	2,352

Consolidated total	$11,395	$8,924

(a)	Property, plant and equipment located in the United States excludes assets held-for-sale in New Mexico of approximately $3.9 million at June 30, 2010 as further described in Note 5.

(17) Quarterly Results of Operations (Unaudited) (In thousands, except per share data):

	Quarter
	1st (a)	2nd	3rd	4th
Year Ended June 30, 2011
Net sales	$45,767	$46,331	$50,352	$60,902
Gross profit	7,026	7,547	8,202	10,393
Net income (loss)	4,230	1,435	2,523	(727)
Basic and diluted net income (loss) per share	0.41	0.14	0.25	(0.07)
Year Ended June 30, 2010
Net sales	$48,104	$47,223	$38,637	$40,013
Gross profit	7,420	8,141	5,515	5,507
Net income	1,405	3,248	689	2,098
Basic and diluted net income per share	0.14	0.33	0.07	0.21

(a)	Fiscal 2011 first quarter net income and earnings per share amounts have been adjusted to reflect the finalization of the gain on acquisition of certain assets of the contract manufacturing business of Delphi Medical. See Note 3.

(18) Subsequent Event:

On August 24, 2011 the Company’s Board of Directors approved a repurchase by Sparton Corporation of up to $3,000,000 of shares of its common stock over the next 24 months in open market, block transactions and privately negotiated transactions.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Years Ended June 30,

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Addition Charged to Other Accounts	Write-Offs/ Dispositions	Balance at End of Period
2011
Allowance for losses on accounts receivable	$532	$224	$—	$(691)	$65
2010
Allowance for losses on accounts receivable	$534	$133	$—	$(135)	$532
2009
Allowance for losses on accounts receivable	$258	$444	$—	$(168)	$534

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Second Amended Articles of Incorporation of the Registrant, incorporated herein by reference from the Registrant’s Proxy Statement on Form DEF 14A filed with the SEC on September 21, 2010.

3.2	Amended and Restated Code of Regulations of the Registrant, incorporated herein by reference from the Registrant’s Proxy Statement on Form DEF 14A filed with the SEC on September 21, 2010.

10.1	Amended and Restated Revolving Credit and Security Agreement dated August 14, 2009 among the Company, its subsidiaries and National City Business Credit, Inc., incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2009.

10.2	Post-closing Agreement dated August 14, 2009 among the Company, its subsidiaries and National City Business Credit, Inc., incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2009.

10.3†	Long-Term Incentive Plan, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2009.

10.4	Lease Extension and Amendment Agreement dated May 1, 2010 between Sparton Technology, Inc. and 9621 Coors, L.L.C., guaranteed by Albuquerque Motor Company, Inc., incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2010.

10.5	Option Agreement dated May 1, 2010 by and between Sparton Technology, Inc. and 9621 Coors, L.L.C., guaranteed by Albuquerque Motor Company, Inc., incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2010.

10.6	Asset Purchase Agreement dated July 9, 2010 between Delphi Medical Systems, LLC and Sparton Medical Systems Colorado, LLC, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 12, 2010.

10.7	Asset Purchase Agreement dated December 8, 2010 between Coven Holdings LLC and Sparton Technology, Inc., incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 14, 2010.

10.8†	Employment Agreement dated November 6, 2008, by and between the Company and Cary B. Wood, incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 13, 2008.

10.9†	Employment Agreement dated March 30, 2009 by and between the Company and Greg Slome, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2009.

10.10†	Executive Employment Agreement, effective as of January 5, 2009, by and between the Company and Gordon Madlock, incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 29, 2009.

10.11*	Amendment No. 2 to Amended and Restated Revolving Credit and Security Agreement dated March 3, 2011 among the Company, its subsidiaries and PNC Bank, National Association.

10.12*[1]	Award/contract with an effective date of April 8, 2011 issued by the Naval Warfare Center to ERAPSCO.

10.13*[1]	Amendment of Solicitation/Modification of Contract with an effective date of May 5, 2011 issued by the Naval Warfare Center to ERAPSCO.

10.14*[1]	Amendment of Solicitation/Modification of Contract with an effective date of June 20, 2011 issued by the Naval Warfare Center to ERAPSCO.

Exhibit Number	Description

10.15*[1]	Amendment of Solicitation/Modification of Contract with an effective date of July 25, 2011 issued by the Naval Warfare Center to ERAPSCO.

10.16*[1]	Amendment of Solicitation/Modification of Contract with an effective date of August 18, 2011 issued by the Naval Warfare Center to ERAPSCO.

10.17*[1]	Subcontract with an effective date of April 8, 2011 between Sparton Electronics Florida, Inc. and ERAPSCO.

10.18*[1]	Subcontract Modification with an effective date of June 20, 2011 between Sparton Electronics Florida, Inc. and ERAPSCO.

10.19*†	Employment Agreement dated December 8, 2008 by and between the Company and Steven M. Korwin.

10.20*†	Employment Agreement dated January 5, 2009 by and between the Company and Michael W. Osborne.

10.21*†	Amendment to the Sparton Corporation 2010 Long-Term Incentive Plan dated June 24, 2010.

10.22†	Employment Agreement dated August 24, 2011, by and between the Company and Cary B. Wood, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 29, 2011.

21.1*	Subsidiaries of Sparton Corporation

23.1*	Consent of BDO USA, LLP

31.1*	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Indicates management contract or compensatory arrangement.
[1]	Confidential treatment has been requested with respect to the redacted portions of this exhibit.