Form 10-Q
period 2011-09-30
SPARTON CORP
filed 2011-11-08
CIK 92679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of October 31, 2011, there were 10,310,931 shares of common stock, $1.25 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SPARTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in thousands, except share data)

	September 30, 2011	June 30, 2011 (a)
Assets
Current Assets:
Cash and cash equivalents	$26,984	$24,550
Accounts receivable, net of allowance for doubtful accounts of $102 and $65, respectively	29,199	23,896
Inventories and cost of contracts in progress, net	41,816	38,752
Income taxes receivable	305	305
Deferred income taxes	3,552	4,417
Prepaid expenses and other current assets	3,312	1,491

Total current assets	105,168	93,411
Property, plant and equipment, net	11,832	11,395
Goodwill	7,472	7,472
Other intangible assets, net	1,942	2,053
Deferred income taxes — non-current	5,754	5,740
Other non-current assets	831	2,538

Total assets	$132,999	$122,609

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$129	$126
Accounts payable	14,873	16,608
Accrued salaries and wages	4,573	5,626
Accrued health benefits	940	980
Current portion of pension liability	259	306
Advance billings on customer contracts	25,211	13,021
Other accrued expenses	4,849	5,421

Total current liabilities	50,834	42,088
Pension liability — non-current portion	31	41
Long-term debt — non-current portion	1,637	1,670
Environmental remediation — non-current portion	3,690	3,763

Total liabilities	56,192	47,562

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, no par value; 200,000 shares authorized, none outstanding	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 10,363,310 and 10,236,484 shares issued and outstanding, respectively	12,954	12,796
Capital in excess of par value	20,643	20,635
Retained earnings	43,996	42,487
Accumulated other comprehensive loss	(786)	(871)

Total shareholders’ equity	76,807	75,047

Total liabilities and shareholders’ equity	$132,999	$122,609

(a)	Derived from the Company’s audited financial statements as of June 30, 2011.

See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Dollars in thousands, except share data)

	For the Three Months Ended
	September 30, 2011	September 30, 2010
Net sales	$51,833	$45,767
Cost of goods sold	43,489	38,741

Gross profit	8,344	7,026

Operating Expense (Income):
Selling and administrative expenses	5,411	4,834
Internal research and development expenses	398	127
Amortization of intangible assets	111	110
Restructuring/impairment charges	—	77
Gain on acquisition	—	(2,550)
Gain on sale of property, plant and equipment	—	(18)
Other operating expenses	35	192

Total operating expense, net	5,955	2,772

Operating income	2,389	4,254

Other income (expense)
Interest expense	(172)	(170)
Interest income	24	58
Other, net	117	74

Total other expense, net	(31)	(38)

Income before provision for (benefit from) income taxes	2,358	4,216
Provision for (benefit from) income taxes	849	(14)

Net income	$1,509	$4,230

Income per share of common stock:
Basic	$0.15	$0.41

Diluted	$0.15	$0.41

Weighted average shares of common stock outstanding:
Basic	10,268,456	10,200,534

Diluted	10,313,481	10,207,617

See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

	For the Three Months Ended
	September 30, 2011	September 30, 2010
Cash Flows from Operating Activities:
Net income	$1,509	$4,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	405	323
Deferred income tax expense	847	114
Pension expense	93	190
Stock-based compensation expense	176	123
Gain on acquisition	—	(2,550)
Gain on sale of property, plant and equipment, net	—	(18)
Other	87	87
Changes in operating assets and liabilities:
Accounts receivable	(5,303)	(2,939)
Income taxes receivable	—	(8)
Inventories and cost of contracts in progress	(3,064)	541
Prepaid expenses and other assets	(199)	(104)
Advance billings on customer contracts	12,190	2,645
Accounts payable and accrued expenses	(3,533)	2,363

Net cash provided by operating activities	3,208	4,997
Cash Flows from Investing Activities:
Purchase of certain contract manufacturing assets of Delphi Medical	—	(7,803)
Change in restricted cash	—	(12)
Purchases of property, plant and equipment	(731)	(476)
Proceeds from sale of property, plant and equipment	—	18

Net cash used in investing activities	(731)	(8,273)
Cash Flows from Financing Activities:
Repayment of long-term debt	(33)	(32)
Repurchase of stock	(10)	—

Net cash used in financing activities	(43)	(32)

Net increase (decrease) in cash and cash equivalents	2,434	(3,308)
Cash and cash equivalents at beginning of period	24,550	30,589

Cash and cash equivalents at end of period	$26,984	$27,281

Supplemental disclosure of cash flow information:
Cash paid for interest	$88	$77
Cash paid (received) for income taxes	$4	$(119)

See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands, except share data)

	Three Months Ended September 30, 2011
	Common Stock		Capital In Excess	Retained	Accumulated Other Comprehensive
	Shares	Amount	of Par Value	Earnings	Income (Loss)	Total
Balance at June 30, 2011	10,236,484	$12,796	$20,635	$42,487	$(871)	$75,047
Issuance of stock	141,376	177	(177)	—	—	—
Forfeiture of restricted stock	(13,290)	(17)	17	—	—	—
Repurchase of stock	(1,260)	(2)	(8)	—	—	(10)
Stock-based compensation	—	—	176	—	—	176
Comprehensive income, net of tax:
Net income	—	—	—	1,509	—	1,509
Change in unrecognized pension costs	—	—	—	—	85	85

Comprehensive income						1,594

Balance at September 30, 2011	10,363,310	$12,954	$20,643	$43,996	$(786)	$76,807

	Three Months Ended September 30, 2010
	Common Stock		Capital In Excess	Retained	Accumulated Other Comprehensive
	Shares	Amount	of Par Value	Earnings	Income (Loss)	Total
Balance at June 30, 2010	10,200,534	$12,751	$19,864	$35,026	$(3,372)	$64,269
Stock-based compensation	—	—	123	—	—	123
Comprehensive income, net of tax:
Net income	—	—	—	4,230	—	4,230
Change in unrecognized pension costs	—	—	—	—	144	144

Comprehensive income						4,374

Balance at September 30, 2010	10,200,534	$12,751	$19,987	$39,256	$(3,228)	$68,766

See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Business and Basis of Presentation

Sparton Corporation and subsidiaries (the “Company” or “Sparton”) has been in continuous existence since 1900. It was last reorganized in 1919 as an Ohio corporation. The Company is a provider of complex and sophisticated electromechanical devices with capabilities that include concept development, industrial design, design and manufacturing engineering, production, distribution, and field service. The Company operates through three reportable business segments; Medical Device (“Medical”), Complex Systems (“CS”) and Defense & Security Systems (“DSS”), which serves Defense, Security Systems, and Navigation and Exploration markets. The electromechanical device end markets that Sparton, as a whole, serves are in Medical, Military & Aerospace and Industrial & Instrumentation. Financial information by segment is presented in Note 15. All of the Company’s facilities are registered to ISO standards, including 9001 or 13485, with most having additional certifications. The Company’s products and services include products for Original Equipment Manufacturers (“OEM”) and Emerging Technology (“ET”) customers that are microprocessor-based systems that include transducers, printed circuit boards and assemblies, sensors, and electromechanical components, as well as development and design engineering services relating to these product sales. Sparton also develops and manufactures sonobuoys, anti-submarine warfare (“ASW”) devices, used by the United States Navy and other free-world countries. Many of the physical and technical attributes in the production of sonobuoys are similar to those required in the production of the Company’s other electrical and electromechanical products and assemblies.

The unaudited condensed financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial information presented herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, which includes information and disclosures not presented herein. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications of prior period amounts have been made to conform to the current year presentation. Subsequent events have been evaluated through the date these financial statements were issued. In the opinion of management, the unaudited condensed consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year 2012.

(2) Inventories and Cost of Contracts in Progress

The following are the major classifications of inventory, net of interim billings, at September 30, 2011 and June 30, 2011 (in thousands):

	September 30, 2011	June 30, 2011
Raw materials	$40,210	$35,695
Work in process	7,383	7,819
Finished goods	5,669	4,239

Total inventory and cost of contracts in progress, gross	53,262	47,753
Inventory to which the U.S. government has title due to interim billings	(11,446)	(9,001)

Total inventory and cost of contracts in progress, net	$41,816	$38,752

The Company recorded inventory write-downs totaling approximately $0.1 million and $0.0 million for the three months ended September 30, 2011 and 2010, respectively. These charges are included in cost of goods sold for the periods presented.

(3) Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following at September 30, 2011 and June 30, 2011 (in thousands):

	September 30, 2011	June 30, 2011
Land and land improvements	$1,235	$1,235
Buildings and building improvements	15,848	15,604
Machinery and equipment	14,419	14,250
Construction in progress	1,432	1,114

Total property, plant and equipment	32,934	32,203
Less accumulated depreciation	(21,102)	(20,808)

Total property, plant and equipment, net	$11,832	$11,395

Included in construction in progress at September 30, 2011 and June 30, 2011 is approximately $0.8 million and $0.5 million, respectively, related to the expected implementation of a new enterprise resource planning system to be put into service in fiscal 2012.

(4) Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of the net assets acquired in conjunction with the Company’s purchases of Astro Instrumentation, LLC (“Astro”) in May 2006 and Byers Peak, Incorporated (“Byers Peak”) in March 2011. Goodwill related to both of these acquisitions is reflected within the Company’s Medical operating segment. Changes in the carrying value of goodwill for the three months ended September 30, 2011 and year ended June 30, 2011 and the ending composition of goodwill as of September 30, 2011 and June 30, 2011 are as follows (in thousands):

	September 30, 2011	June 30, 2011
Goodwill, beginning of period	$7,472	$19,141
Additions to goodwill during the period	—	1,484
Impairment losses during the period	—	(13,153)

Goodwill, end of period	$7,472	$7,472

	September 30, 2011	June 30, 2011
Acquired Goodwill	$20,625	$20,625
Accumulated impairment	(13,153)	(13,153)

Goodwill	$7,472	$7,472

Intangible assets represent the values assigned to customer relationships acquired in conjunction with the Company’s purchases of Astro and Byers Peak and the values assigned to non-compete agreements acquired in conjunction with the Company’s purchase of Byers Peak. All of the Company’s intangible assets are included within the Medical Segment. The amortization periods, gross carrying amounts, accumulated amortization, accumulated impairments and net carrying values of intangible assets at September 30, 2011 and June 30, 2011 are as follows (in thousands):

	September 30, 2011
	Amortization Period in Months	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Net Carrying Value
Amortized intangible assets:
Non-compete agreements	24	$158	$(46)	$—	$112
Customer relationships	120-180	7,900	(2,407)	(3,663)	1,830

		$8,058	$(2,453)	$(3,663)	$1,942

	June 30, 2011
Amortized intangible assets:
Non-compete agreements	24	$158	$(26)	$—	$132
Customer relationships	120-180	7,900	(2,316)	(3,663)	1,921

		$8,058	$(2,342)	$(3,663)	$2,053

Sparton did not incur any significant costs to renew or alter the term of its intangible assets during the three months ended September 30, 2011. Amortization expense for each of the three months ended September 30, 2011 and 2010 was approximately $0.1 million. Aggregate amortization expense relative to existing intangible assets for the periods shown is currently estimated to be as follows (in thousands):

Fiscal Year Ending June 30,
2012	$435
2013	372
2014	283
2015	247
2016	210
Thereafter	506

Total	$2,053

(5) Other non-current assets

Other non-current assets consist of the following at September 30, 2011 and June 30, 2011 (in thousands):

	September 30, 2011	June 30, 2011
Deferred financing fees, net	$282	$367
Cost method investment in Cybernet Systems Corporation	—	1,623
Coors Road long-term lease receivable	246	242
Other	303	306

Total other non-current assets	$831	$2,538

Costs incurred in connection with the Company’s revolving line-of-credit of approximately $1.0 million were deferred and are amortized to interest expense over the three year term of the facility.

The Company holds an approximate 12% interest in Cybernet Systems Corporation (“Cybernet”), a developer of hardware, software, next-generation network computing, and robotics products. In October 2011 the Company agreed to sell its investment in Cybernet back to Cybernet and as such this investment is reflected within other current assets on the balance sheet at September 30, 2011. See Note 17 for a further discussion of this subsequent event.

The Company is due two remaining equal annual payments on April 1, 2012 and 2013 aggregating approximately $0.6 million, in relation to the long-term lease of its Coors Road property in Albuquerque, New Mexico. The $0.6 million of remaining future payments due have been discounted for the imputation of interest, resulting in a discounted receivable of approximately $0.5 million. Approximately $0.3 million of this discounted receivable is due within the next 12 months and therefore is included in prepaid expenses and other current assets on the balance sheets at September 30, 2011 and June 30, 2011.

(6) Debt

Short-term debt maturities and revolving line of credit — Short-term debt at September 30, 2011 and June 30, 2011 reflects the current portion of the Company’s industrial revenue bonds of approximately $0.1 million.

The Company has $20 million of maximum borrowing availability, subject to certain collateral restrictions, under a revolving line-of-credit facility (the “Facility”) provided in August 2009 by National City Business Credit, Inc. (now PNC Bank, National Association) to support working capital needs and other general corporate purposes. The line-of-credit facility is secured by substantially all of the assets of the Company. Outstanding borrowings bear interest at a variable rate defined as the Bank’s minimum base rate plus a specified margin, each component of which is determined separately for domestic and Eurodollar rate loans. The Facility was amended in March 2011 to reduce the interest rates on domestic and Eurodollar rate based loans, which at September 30, 2011 would have ranged from 3.22% to 5.25% per annum. Prior to the Facility amendment, the Company was subject to higher rates, with a minimum rate of 7% per annum. As a condition of the Facility, the Company is subject to certain customary covenants, which it was in compliance with at September 30, 2011. The Company had no borrowings drawn against the Facility during the periods ended September 30, 2011 and June 30, 2011, however it did have certain letters of credit outstanding totaling $0.5 million. The maturity date for the line-of-credit is August 14, 2012.

Long-term debt — Long-term debt consists of the following at September 30, 2011 and June 30, 2011 (in thousands):

	September 30, 2011	June 30, 2011
Industrial revenue bonds, face value	$1,867	$1,899
Less unamortized purchase discount	(101)	(103)

Total long-term debt	1,766	1,796
Less: current portion	(129)	(126)

Long-term debt, net of current portion	$1,637	$1,670

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

The bonds carry certain sinking fund requirements generally obligating the Company to make monthly deposits of one twelfth of the annual obligation plus accrued interest. The purchase discount is being amortized ratably over the remaining term of the bonds. Amortization expense for each of the three months ended September 30, 2011 and 2010 was approximately $2,000. The Company also has an irrevocable letter of credit in the amount of approximately $0.3 million, which is renewable annually, to secure repayment of a portion of the bonds.

(7) Fair Value Measurements

The Company’s long-term debt instruments, consisting of industrial revenue bonds, are carried at historical cost. As of September 30, 2011 and June 30, 2011, the fair value of the industrial revenue bonds was approximately $2.3 million and $2.2 million, respectively compared to carrying values of approximately $1.8 million and $1.8 million, respectively. These fair values were derived from discounted cash flow analyses based on the terms of the contracts and observable market data, including adjustment for nonperformance risk. The Company has determined that it is not practicable to estimate the fair value of its cost method investment in Cybernet. Factors in this determination include the investment being a private company, the portfolio of patents owned by Cybernet which are difficult to value and the materiality of the investment in Cybernet to the Company. There have been no identified events or changes in circumstances that the Company views may have a significant adverse effect on the fair value of this investment. In October 2011, the Company agreed to settle certain litigation between itself and Cybernet and to sell the Company’s investment in Cybernet back to Cybernet. See Note 17 for a further discussion of this subsequent event. The fair value of accounts receivable and accounts payable approximated their carrying values at both September 30, 2011 and June 30, 2011.

(8) Income Taxes

The Company’s effective income tax rate for the interim periods presented is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the Federal statutory income tax rate primarily due to applicable permanent differences, foreign income taxes, state income taxes and, in the case of fiscal 2011, changes in the valuation allowance for deferred income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The Company recognized an income tax provision of approximately $0.8 million, or approximately 36% of income before provision for income taxes for the three months ended September 30, 2011. The estimated effective tax rate for the fiscal 2012 period differs from the statutory federal tax rate primarily due to state income taxes. For the three months ended September 30, 2010, a provision for income taxes of approximately $0.1 million was recognized relating to the increase in the deferred tax liability associated with the amortization of goodwill for tax purposes. There was no other federal income tax expense recorded for the three months ended September 30, 2010, as income generated in this period was offset by the utilization of previously recorded net operating loss carryforwards and the reversal of the related valuation allowance. The Company additionally recorded a benefit of approximately $0.1 million during the three months ended September 30, 2010 relating to income tax carryback refunds from the Canadian government.

Prior to June 30, 2011, the Company recorded valuation allowances against substantially all of its net deferred tax assets as management believed that the realization of the deferred tax assets related to the net operating loss carryovers and the other net temporary timing differences while possible, was not more likely than not. At June 30, 2011, the Company restored a large portion of the deferred tax assets as the Company now believed that the realization of the remaining net operating loss carryovers and the other net temporary timing differences is more likely than not. In making these decisions to both record a valuation allowance and restore the net deferred tax assets, the Company considered all available positive and negative evidence, including future reversals of taxable temporary differences, projected future taxable income, tax planning strategies, and recent financial results. At June 30, 2011, approximately $6.6 million of U.S. income tax net operating loss carryovers were available to offset the Company’s future Federal taxable income, of which $4.7 million and $1.9 million expire in 2029 and 2028, respectively. For state income tax purposes, the Company also had approximately $4.9 million of net operating loss carryovers at June 30, 2011, of which $1.7 million expire in 2029, $3.1 million expire in 2028 and $0.1 million expire in 2027.

(9) Defined Benefit Pension Plan

Approximately 400 employees and retirees of the Company are covered by a defined benefit pension plan. Effective April 1, 2009, participation and the accrual of benefits in this pension plan were frozen, at which time all participants became fully vested. The components of net periodic pension expense are as follows for the three months ended September 30, 2011 and 2010 (in thousands):

	For the Three Months Ended
	September 30, 2011	September 30, 2010
Service cost	$—	$—
Interest cost	112	120
Expected return on plan assets	(110)	(74)
Amortization of prior service cost	—	—
Amortization of unrecognized net actuarial loss	59	79

Net periodic benefit cost	61	125
Pro rata recognition of lump-sum settlements	32	65

Total periodic pension expense	$93	$190

Lump-sum settlement charges of approximately $0.0 million and $0.1 million were recognized during the three months ended September 30, 2011 and 2010, respectively, in anticipation of lump-sum benefit distributions exceeding plan service and interest costs for the 2012 and 2011 fiscal years. The Company’s policy is to fund the plan based upon legal requirements and tax regulations. During the three months ended September 30, 2011 and 2010, approximately $0.1 million and $0.8 million, respectively, was contributed to the pension plan, reflective of required funding and discretionary funding to ensure funding levels are in excess of 80%. For further information on future funding projections and other pension disclosures see Part II, Item 8, Note 9 “Employee Retirement Benefit Plans” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

(10) Commitments and Contingencies

Environmental Remediation — Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Although the Company entered into a long-term lease of the Coors Road property that was accounted for as a sale of property during fiscal 2010, it remains responsible for the remediation obligations related to its past operation of this facility. At September 30, 2011, Sparton had accrued approximately $4.0 million as its estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which approximately $0.3 million is classified as a current liability and included on the balance sheet in other accrued expenses. The Company’s minimum cost estimate is based upon existing technology and excludes certain legal costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements.

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

In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8.4 million incurred from the date of settlement, if any, of which approximately $3.8 million has been expended as of June 30, 2011 toward the $8.4 million threshold. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At September 30, 2011, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded and net of DOE reimbursement, could be up to $1.9 million before income taxes over the next approximately twenty years.

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

Customer Relationships — The Company had an action before the U.S. Court of Federal Claims to recover damages arising out of an alleged infringement by the U.S. Navy of certain patents held by Sparton and used in the production of sonobuoys. Pursuant to an agreement between the Company and counsel conducting the litigation, a significant portion of the claim will be retained by the Company’s counsel in contingent fees if the litigation is successfully concluded. A trial of the matter was conducted by the court in April 2008, with a decision against Sparton filed in August 2009 and published in September 2009. In October 2009, an appeal of this unfavorable decision was filed with the Federal Circuit Court of Appeals. In August 2011, final motions concerning the appeal were denied, thus exhausting the appeals process at the Federal Circuit Court of Appeals.

U.S. Government Audits — Federal government agencies, including the Defense Contract Audit Agency (“DCAA”) and the Defense Contract Management Agency (“DCMA”), routinely audit and investigate government contracts and government contractors’ administrative processes and systems. As with other government contractors, these agencies review the Company’s performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also review the adequacy of our internal control systems and policies, including our purchasing, accounting, estimating, compensation and management information processes and systems.

The DCAA is currently auditing the Company’s government fiscal years 2006 and 2007 incurred cost submissions under its cost-plus contracts with the U.S. Navy. As part of these audits, the DCAA issued a flash report of its preliminary audit findings during the three months ended September 30, 2011. In this flash report, the DCAA noted certain accounting practices that the agency believes require corrective action to improve the reliability for accumulating costs under government contracts. Additionally, the DCAA challenged certain aspects of the Company’s indirect cost allocation methodology. Should the Company fail to successfully resolve the issues raised by the DCAA, the DCMA could suspend the Company’s eligibility to receive cost reimbursable contracts from the U.S. Government and choose to reduce the billing rates that it had provisionally approved. Sparton is currently working with the DCMA and DCAA to resolve the issues raised by the DCAA’s flash report and believes its corrective actions will be considered satisfactory and that the ultimate resolution of these issues will not have a material adverse impact on the Company’s financial results.

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

2001 Plan. Under the 2001 Plan, the Company may grant to employees and non-employee directors incentive or non-qualified stock options, stock appreciation rights, restricted stock and other stock-based awards. All of the stock options issued to date under the 2001 Plan have either three, five or ten-year lives with either immediate vesting or vesting on an annual basis over four years beginning one year after grant date. Restricted stock awards granted to date to employees under the 2001 Plan vest annually over periods ranging from approximately 2.5 to 4.0 years, in some cases subject to achievement of certain financial performance metrics in addition to the service requirements. Unrestricted stock awards granted to date under the 2001 Plan represent annual stock grants to directors as a component of their overall compensation. The 2001 Plan’s termination date with respect to the granting of new awards is October 24, 2011. The total number of shares that may be granted under the 2001 Plan is 970,161 shares of the Company’s common stock, which equals the number of underlying awards previously made under the 2001 Plan.

2010 Plan. Under the 2010 Plan, the Company may grant to employees, officers and directors of the Company or its subsidiaries incentive and non-qualified stock options, stock appreciation rights, restricted stock or restricted stock units, performance awards and other stock-based awards, including grants of shares. Restricted stock awards granted to date to employees under the 2010 Plan vest annually over four years, subject to achievement of certain financial performance metrics in addition to the service requirements. The 2010 Plan has a term of ten years. The total number of shares that may be awarded under the 2010 Plan is 1,000,000 shares of common stock, of which amount, 720,587 shares remain available for awards as of September 30, 2011.

The following table shows stock-based compensation expense by type of share-based award for the three months ended September 30, 2011 and 2010 included in the condensed consolidated statements of operations (in thousands):

	For the Three Months Ended
	September 30, 2011	September 30, 2010
Fair value expense of stock option awards	$—	$—
Restricted stock	176	123

Total stock-based compensation	$176	$123

The following table shows the total remaining unrecognized compensation cost related to restricted stock grants and the fair value expense of stock option awards, as well as the weighted average remaining required service period over which such costs will be recognized as of September 30, 2011:

	Total Remaining Unrecognized Compensation Cost	Weighted Average Remaining Required Service Period
	(in thousands)	(in years)
Fair value expense of stock option awards	$—	—
Restricted stock	1,473	2.32

	$1,473	2.32

The following is a summary of options outstanding and exercisable at September 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at June 30, 2011	220,341	$6.79
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at September 30, 2011	220,341	$6.79	2.43	$130

Exercisable at September 30, 2011	220,341	$6.79	2.43	$130

The following is a summary of activity for the three months ended September 30, 2011 related to shares granted under the Company’s long-term incentive plans:

	Shares	Weighted Average Grant Date Fair Value
Restricted shares at June 30, 2011	243,827	$5.09
Granted	141,376	7.88
Vested	(59,263)	5.19
Forfeited	(13,290)	5.00

Restricted shares at September 30, 2011	312,650	$6.34

The total fair value of restricted stock vested in the three months ended September 30, 2011 and 2010 was approximately $0.5 million and zero, respectively.

(12) Earnings Per Share Data

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

Earnings per share calculations, including weighted average number of shares of common stock outstanding used in calculating basic and diluted income per share, for the three months ended September 30, 2011 and 2010 are as follows:

	For the Three Months Ended
	September 30, 2011	September 30, 2010
Net income (in thousands)	$1,509	$4,230

Weighted average shares outstanding – Basic	10,268,456	10,200,534
Net effect of dilutive stock options	45,025	7,083

Weighted average shares outstanding – Diluted	10,313,481	10,207,617

Net income per share:
Basic	$0.15	$0.41

Diluted	$0.15	$0.41

For the three months ended September 30, 2011 and 2010, 312,650 and 262,095, respectively, unvested restricted shares were included in determining both basic and diluted earnings per share. Potential shares of common stock excluded from diluted income per share computations because their inclusion would be anti-dilutive were 88,751 and 158,546 for the three months ended September 30, 2011 and 2010, respectively.

(13) Stock Repurchase Plan

On August 24, 2011 the Company’s Board of Directors approved a repurchase by the Company of up to $3.0 million of shares of its common stock during the 24-month period beginning on the date of authorization. The Company may purchase shares from time to time in open market, block transactions and privately negotiated transactions at prices deemed appropriate by management, depending on market conditions, applicable laws and other factors. The stock repurchase program does not require the Company to repurchase any specific number of shares and may be discontinued at any time. As of September 30, 2011, the Company had not yet repurchased shares pursuant to this stock repurchase program.

(14) Restructuring Activities

Delphi Medical Contract Manufacturing Business Acquisition Related Restructuring

During the first quarter of fiscal 2011, the Company took certain cost reduction actions (the “2011 Colorado Restructuring Plan”) in relation to its acquisition of certain assets related to the contract manufacturing business of Delphi Medical Systems, LLC (“Delphi Medical”). These actions included a workforce reduction and the consolidation of the Frederick, Colorado manufacturing facilities from two to one. Restructuring/impairment charges recognized within the Medical segment of approximately $0.1 million have been incurred as of September 30, 2011 related to these acquisition related restructuring activities. The Company does not expect to recognize any additional costs related to these activities. All cash expenditures related to the 2011 Colorado Restructuring Plan have been made as of September 30, 2011.

Byers Peak Acquisition Related Restructuring

In conjunction with the Byers Peak acquisition, the Company is consolidating the Byers Peak operations into the Company’s Frederick, Colorado facility. These restructuring activities, which are expected to consist primarily of production moving costs began in the Company’s fourth quarter and are expected to be materially complete by the end of the Company’s fiscal 2012 second quarter. Restructuring/impairment charges recognized within the Medical segment of less than $0.1 million have been incurred as of September 30, 2011 related to these acquisition related restructuring activities. The Company expects to incur less than $0.1 million additional costs and has remaining restructuring related cash payments of approximately $0.1 million to be paid out during the second quarter of fiscal 2012.

(15) Business Segments

The Company is a provider of complex and sophisticated electromechanical devices with capabilities that include concept development, industrial design, design and manufacturing engineering, production, distribution, and field service. Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in assessing performance and allocating resources. The Company operates through three reportable business segments; Medical Device (“Medical”), Complex Systems (“CS”) and Defense & Security Systems (“DSS”), which serves Defense, Security Systems, Navigation and Exploration markets. The electromechanical device end markets that Sparton, as a whole, serves are in Medical, Military & Aerospace and Industrial & Instrumentation.

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

Complex Systems (“CS”) operations provides complex electronics systems to multiple industries, offering end-to-end development and manufacturing solutions focused on high expectations of quality and delivery performance through an international footprint. As a vertically integrated business unit, this segment assists in providing its customers with seamless development of circuit card assemblies for integration into electro-mechanical solutions. By focusing on maximizing efficiency and cost containment at the various steps in the design, engineering, and manufacturing process, Complex Systems acts as an intelligent source and ideal partner for development firms and OEMs. This business unit is a supplier for low to medium volume/high complexity commercial and military aerospace applications, medical devices, telecommunications, energy, and industrial controls. Its current portfolio of product line applications include: flight controls, cock pit displays, fuel system controls, secure communications, early warning detection, diagnostics systems, security systems, detection systems, lighting, satellite communications, audio, nuclear detection, inventory control, and defense.

Defense & Security Systems (“DSS”) operations are comprised of design, development and production of products for a number of technologically significant programs aimed at fulfilling defense and commercial needs. Specializing in the development and production of complex electromechanical equipment, Sparton designs and manufactures sonobuoys, ASW devices used by the U.S. Navy and foreign governments. This business unit also performs an engineering development function for the United States military and prime defense contractors on advanced technologies targeted as future defense products as well as replacement of current systems. The sonobuoy product line is built to the customer’s demanding specifications. These products are restricted by International Tariff and Arms Regulations (“ITAR”), which limits opportunities for foreign competition. Additionally, this business unit internally develops and markets commercial products based on its navigation and underwater acoustic knowledge and the intrinsic skill sets of its technical staff.

Operating results and certain other financial information about the Company’s three reportable segments for the three months ended September 30, 2011 and 2010 and as of September 30, 2011 and June 30, 2011 were as follows (in thousands):

	For the Three Months Ended September 30, 2011
	Medical	CS	DSS	Other Unallocated	Eliminations	Total
Sales	$27,460	$12,560	$15,287	$—	$(3,474)	$51,833
Gross profit	$3,614	$1,088	$3,642	$—	$—	$8,344
Operating income (loss)	$1,887	$343	$2,241	$(2,082)	$—	$2,389
Selling and administrative expenses	$1,616	$745	$1,003	$2,047	$—	$5,411
Internal research and development expenses	$—	$—	$398	$—	$—	$398
Depreciation/amortization	$169	$130	$94	$12	$—	$405
Capital expenditures	$19	$140	$35	$537	$—	$731

	For the Three Months Ended September 30, 2010
	Medical	CS	DSS	Other Unallocated	Eliminations	Total
Sales	$19,045	$12,328	$17,597	$—	$(3,203)	$45,767
Gross profit	$1,867	$907	$4,252	$—	$—	$7,026
Operating income (loss)	$2,947	$97	$3,322	$(2,112)	$—	$4,254
Selling and administrative expenses	$1,283	$828	$803	$1,920	$—	$4,834
Internal research and development expenses	$—	$—	$127	$—	$—	$127
Restructuring/impairment charges	$77	$—	$—	$—	$—	$77
Gain on sale of property, plant and equipment	$—	$(18)	$—	$—	$—	$(18)
Gain on acquisition	$(2,550)	$—	$—	$—	$—	$(2,550)
Depreciation/amortization	$162	$107	$36	$18	$—	$323
Capital expenditures	$2	$268	$178	$28	$—	$476

	As of September 30, 2011
	Medical	CS	DSS	Other Unallocated	Eliminations	Total
Total assets	$53,537	$24,300	$14,157	$41,005	$—	$132,999

	As of June 30, 2011
	Medical	CS	DSS	Other Unallocated	Eliminations	Total
Total assets	$51,251	$24,642	$7,872	$38,844	$—	$122,609

(a)	Fiscal 2011 first quarter operating income and gain on acquisition amounts have been adjusted to reflect the Fiscal 2011 fourth quarter finalization of the gain on acquisition of certain assets of the contract manufacturing business of Delphi Medical.

(16) New Accounting Standards

In December 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”, which specifies that when a public company completes a business combination(s), the company should disclose revenue and earnings of the combined entity as though the business combination(s) occurred as of the beginning of the comparable prior annual reporting period. This standard also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings. The requirements in this standard are effective for business combinations that occur on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company will apply the provisions of ASU 2010-29 on a prospective basis. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”, which requires that comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The standard also requires entities to disclose on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings. This standard no longer allows companies to present components of other comprehensive income only in the statement of equity. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements other than the prescribed change in presentation.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment”, which amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. ASU No. 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

(17) Subsequent Event

On October 6, 2011 the Company and Spencer Street Investments, Inc. (“Spencer”) reached an agreement with Chuck J. Jacobus, Heidi Jacobus and Cybernet Systems Corporation (“Cybernet”) to settle a lawsuit filed in the Washtenaw County Circuit Court (Case No. 10-378-CZ) by the Company and Spencer on April 7, 2010 against Mr. Jacobus, Ms. Jacobus and Cybernet, as well as the countersuit against the Company and Cary Wood. The complaint filed by Sparton and Spencer alleged minority oppression and breach of fiduciary duties against Cybernet, Charles Jacobus and Heidi Jacobus. Sparton and Spencer claimed that Cybernet’s actions, as directed and implemented by the Jacobuses, frustrated the rights of the minority shareholders, including but not limited to failing to return any capital to the minority shareholders. In response to the complaint, Cybernet filed a counter-complaint against the Company and Cary Wood alleging that Cary Wood as a member of Cybernet’s board of directors breached his duties to Cybernet. At the conclusion of facilitation, the parties agreed to a complete settlement. The settlement is expected to close in early November, 2011. Pursuant to the settlement, the parties agreed to release all claims against each other and Cybernet will repurchase the shares of Cybernet common stock held by the Company for $1.75 million.

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

Business Overview

General

Sparton is a provider of complex and sophisticated electromechanical devices with capabilities that include concept development, industrial design, design and manufacturing engineering, production, distribution, and field service. The Company operates through three reportable business segments; Medical Device (“Medical”), Complex Systems (“CS”) and Defense & Security Systems (“DSS”), which serves Defense, Security Systems, Navigation and Exploration markets. The electromechanical device end markets that Sparton, as a whole, serves are in Medical, Military & Aerospace and Industrial & Instrumentation.

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

Complex Systems Segment

Complex Systems operations provides complex electronics systems to multiple industries, offering end-to-end development and manufacturing solutions focused on high expectations of quality and delivery performance through an international footprint. As a vertically integrated business unit, this segment assists in providing its customers with seamless development of circuit card assemblies for integration into electro-mechanical solutions. By focusing on maximizing efficiency and cost containment at the various steps in the design, engineering, and manufacturing process, Complex Systems acts as an intelligent source and ideal partner for development firms and OEMs. This business unit is a supplier for low to medium volume/high complexity commercial and military aerospace applications, medical devices, telecommunications, energy, and industrial controls. Its current portfolio of product line applications include: flight controls, cock pit displays, fuel system controls, secure communications, early warning detection, diagnostics systems, security systems, detection systems, lighting, satellite communications, audio, nuclear detection, inventory control, and defense.

DSS Segment

DSS operations are comprised of design, development and production of products for a number of technologically significant programs aimed at fulfilling defense and commercial needs. Specializing in the development and production of complex electromechanical equipment, Sparton designs and manufactures sonobuoys, ASW devices used by the U.S. Navy and foreign governments. This business unit also performs an engineering development function for the United States military and prime defense contractors on advanced technologies targeted as future defense products as well as replacement of current systems. The sonobuoy product line is built to the customer’s demanding specifications. These products are restricted by International Tariff and Arms Regulations (“ITAR”), which limits opportunities for foreign competition. Additionally, this business unit internally develops and markets commercial products based on its navigation and underwater acoustic knowledge and the intrinsic skill sets of its technical staff.

Risks and Uncertainties

Sparton, as a high-mix, low to medium volume supplier, provides rapid product turnaround for customers, often needing multiple product types with generally low to medium volume manufacturing runs. As a contract manufacturer with customers in a variety of markets, the Company has substantially less visibility of end user demand and, therefore, forecasting sales can be problematic. Customers may cancel their orders, change production quantities and/or reschedule production for a number of reasons. Depressed economic conditions may result in customers delaying delivery of product, or the placement of purchase orders for lower volumes than previously anticipated. Unplanned cancellations, reductions, or delays by customers may negatively impact the Company’s results of operations. As many of the Company’s costs and operating expenses are relatively fixed within given ranges of production, a reduction in customer demand can disproportionately affect the Company’s gross margins and operating income. The majority of the Company’s sales have historically come from a limited number of customers. Significant reductions in sales to, or a loss of, one of these customers could materially impact our operating results if the Company were not able to replace those sales with new business.

Other risks and uncertainties that may affect our operations, performance, growth forecasts and business results include, but are not limited to, fluctuations in U.S. and/or world economies, sharp volatility of world financial markets over a short period of time, competition in the overall contract manufacturing business, availability of production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, uncertainties associated with the outcome of litigation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation and customer labor and work strikes. Further risk factors are the availability and cost of materials, as well as non-cancelable purchase orders we have committed to in relation to customer forecasts that can be subject to change. A number of events can impact these risks and uncertainties, including potential escalating utility and other related costs due to natural disasters, as well as political uncertainties such as the unrest in Africa and the Middle East. The February 2011 earthquake, tsunami and resultant nuclear disaster in Japan had the potential to cause availability and pricing issues relating to certain materials used within the Company’s products. The Company currently does not believe that the effects of these events will have a material impact on its business. Additional trends, risks and uncertainties that have arisen recently include the impact on the Company’s pension plan and risks surrounding the Company’s recent acquisitions as well as uncertainties surrounding the global economy and U.S. healthcare legislation and the effects of those uncertainties on OEM behavior, including heightened inventory management, product development cycles and outsourcing strategies. Finally, the Sarbanes-Oxley Act of 2002, and more recently the Dodd-Frank Act have required or will require changes in, and formalization of, some of the Company’s corporate governance and compliance practices. The SEC and the New York Stock Exchange have also passed or will pass related rules and regulations requiring additional compliance activities. Compliance with these rules has increased administrative costs and may increase these costs further in the future. A further discussion of the Company’s risk factors has been included in Part I, Item 1A. Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.

Consolidated Results of Operations

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report.

Summary

The major elements affecting net income for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 were as follows (in millions):

Net income year-to-date fiscal 2011		$4.2
Improved gross profit on Medical programs	$1.7
Improved gross profit on CS programs	0.2
Decreased gross profit on DSS programs	(0.6)
Increased selling and administrative expenses	(0.6)
Increased internal research and development expenses	(0.3)
Decreased restructuring/impairment charges	0.1
Fiscal 2011 gain on acquisition	(2.6)
Increased income tax expense	(0.9)
Other	0.3

Net change		(2.7)

Net income year-to-date fiscal 2012		$1.5

To date, fiscal 2012 was impacted by:

•

Increased gross profit on Medical programs due mainly to increased sales volume resulting from fiscal 2011 acquisitions, overall increased capacity utilization at the Company’s Frederick, Colorado facility and favorable product mix.

•

Increased gross profit on CS programs due mainly to an improved gross margin percentage reflecting favorable product mix, improved pricing, improved performance and an aggressive continuous improvement program.

•	Decreased gross profit on DSS programs due to decreased sonobuoy sales to the U.S. Navy, partially offset by increased sonobuoy sales to foreign governments.

•

Increased selling and administrative expenses primarily reflecting increased business development expenses and increased expenses related to the Company’s long-term incentive plan, partially offset by decreased information technology expenses.

•	Internal research and development expenses of approximately $0.4 million in the three months ended September 30, 2011 compared to approximately $0.1 million in the comparable fiscal 2011 period.

•	Fiscal 2011 restructuring/impairment charges of approximately $0.1 million related to the acquisition of the contract manufacturing business of Delphi Medical Systems, LLC (“Delphi Medical”).

•	Fiscal 2011 gain on acquisition of certain assets related to the contract manufacturing business of Delphi Medical.

•	Fiscal 2012 effective income tax rate of approximately 36% following the June 30, 2011 reinstatement of deferred tax assets.

Presented below are more detailed comparative data and discussions regarding our consolidated results of operations for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Results of operations for any period less than one year are not necessarily indicative of results of operations that may be expected for a full year.

For the Three Months Ended September 30, 2011 compared to the Three Months Ended September 30, 2010

The following table presents selected consolidated statement of operations data for the three months ended September 30, 2011 and 2010 (in thousands):

	2011		2010
	Total	% of Sales	Total	% of Sales
Net sales	$51,833	100.0%	$45,767	100.0%
Cost of goods sold	43,489	83.9	38,741	84.6

Gross profit	8,344	16.1	7,026	15.4
Selling and administrative expenses	5,411	10.4	4,834	10.6
Internal research and development expenses	398	0.8	127	0.3
Restructuring/impairment charges	—	—	77	0.2
Gain on acquisition	—	—	(2,550)	(5.6)
Other operating expense, net	146	0.3	284	0.6

Operating income	2,389	4.6	4,254	9.3
Total other expense, net	(31)	(0.1)	(38)	(0.1)

Income before provision for (benefit from) income taxes	2,358	4.5	4,216	9.2
Provision for (benefit from) income taxes	849	1.6	(14)	(0.0)

Net income	$1,509	2.9%	$4,230	9.2%

The following table presents net sales for the three months ended September 30, 2011 and 2010 (in thousands):

	2011		2010
SEGMENT	Total	% of Total	Total	% of Total	% Change
Medical	$27,460	53%	$19,045	42%	44%
CS	12,560	24	12,328	27	2
DSS	15,287	30	17,597	38	(13)
Eliminations	(3,474)	(7)	(3,203)	(7)	8

Totals	$51,833	100%	$45,767	100%	13

The following table presents gross profit and gross profit as a percent of net sales for the three months ended September 30, 2011 and 2010 (in thousands):

	2011		2010
SEGMENT	Total	GP%	Total	GP%
Medical	$3,614	13%	$1,867	10%
CS	1,088	9	907	7
DSS	3,642	24	4,252	24

Totals	$8,344	16	$7,026	15

The following table presents operating income (loss) and operating income (loss) as a percent of net sales for the three months ended September 30, 2011 and 2010 (in thousands):

	2011		2010
SEGMENT	Total	% of Sales	Total	% of Sales
Medical	$1,887	7%	$2,947	15%
CS	343	3	97	1
DSS	2,241	15	3,322	19
Other unallocated	(2,082)	—	(2,112)	—

Totals	$2,389	5	$4,254	9

Medical

Medical sales increased approximately $8.4 million in the three months ended September 30, 2011 as compared with the same quarter last year, reflecting the $5.8 million impact of first quarter fiscal 2011 pre-acquisition sales from the Company’s fiscal 2011 acquisitions of Delphi Medical and Byers Peak in August 2010 and March 2011, respectively, and $4.6 million of net increased sales to new and existing customers. Partially offsetting these sales increases was $2.0 million of decreased sales to one customer, Siemens Diagnostics, reflecting the beginning impact of its intended dual sourcing of certain of its programs with the Company. Medical sales are dependent on a small number of key strategic customers. Fenwal Blood Technologies, which became a customer with the Delphi Medical acquisition in August 2010, contributed 15% and 8% of consolidated company net sales during the three months ended September 30, 2011 and 2010, respectively. Siemens Diagnostics contributed 12% and 17% of consolidated company net sales during the three months ended September 30, 2011 and 2010, respectively. During the fourth quarter of fiscal 2011, Siemens notified the Company that it intends to dual source two of its larger programs with the Company beginning in fiscal 2012. Annual sales related to these programs aggregated approximately $27.8 million in fiscal 2011. While the Company cannot estimate the ultimate impact that this dual sourcing will have on its future annual sales, unless overall sales related to these programs increase, this dual sourcing is expected to have an adverse impact on fiscal 2012 sales from the Company’s Ohio facility. Medical backlog was approximately $40.3 million at September 30, 2011. Commercial orders, in general, may be rescheduled or cancelled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the September 30, 2011 Medical backlog is currently expected to be realized in the next 12 months.

Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and costs associated with new program introduction. The gross profit percentage on Medical sales increased to 13% from 10% for the three months ended September 30, 2011 and 2010, respectively. This improvement in margin on Medical sales reflects increased capacity utilization at the Frederick, Colorado facility, cost management efforts at the Strongsville, Ohio facility, certain favorable product mix between the two periods and the Company’s continued implementation of Lean Enterprise.

Selling and administrative expenses relating to the Medical segment were $1.6 million and $1.3 million for the three months ended September 30, 2011 and 2010, respectively, reflecting increased allocated corporate selling and administrative expenses, increased business development expenses and costs relating to changes in operational leadership in fiscal 2012.

No restructuring/impairment charges relating to the Medical segment were recognized in the three months ended September 30, 2011. Restructuring/impairment charges relating to the Medical segment were $0.1 million for the three months ended September 30, 2010 and related to the workforce reduction and facility consolidation at the Company’s Frederick, Colorado facility. See Note 14, Restructuring Activities, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of restructuring activities.

On August 6, 2010, the Company completed the acquisition of certain assets related to the contract manufacturing business of Delphi Medical. The Company determined that the fair value of the assets acquired and liabilities assumed related to this acquisition exceeded the total purchase consideration and as a result the Company recorded a gain on acquisition of $2.6 million in three months ended September 30, 2010.

CS

CS sales for the three months ended September 30, 2011 remained relatively consistent as compared with the same quarter last year. The Comparable sales reflect $1.8 million of increased sales to multiple new and existing customers, offset by reduced demand for two customers’ programs. CS sales also include intercompany sales resulting primarily from the production of circuit boards that are then utilized in DSS product sales. Intercompany sales increased approximately $0.3 million in the comparable three month period. These intercompany sales are eliminated in consolidation. CS backlog was approximately $33.5 million at September 30, 2011. Commercial orders, in general, may be rescheduled or cancelled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the September 30, 2011 CS backlog is currently expected to be realized in the next 12 months.

The gross profit percentage on CS sales increased to 9% for the three months ended September 30, 2011 compared to 7% for the three months ended September 30, 2010. The quarter over quarter comparison reflects favorable product mix, improved pricing, improved performance and an aggressive continuous improvement program.

Selling and administrative expenses relating to the CS segment were $0.7 million for the three months ended September 30, 2011 compared to $0.8 million for the three months ended September 30, 2010, reflecting decreased allocated corporate selling and administrative expenses, partially offset by increased business development and safety expenses.

DSS

DSS sales decreased approximately $2.3 million in the three months ended September 30, 2011 as compared with the same quarter last year, reflecting the anticipated decreased U.S. Navy sonobuoy production and engineering sales in the current year quarter, partially offset by increased sonobuoy sales to foreign governments. Total sales to the U.S. Navy in the three months ended September 30, 2011 and 2010 was approximately $5.9 million and $15.4 million, or 11% and 34%, respectively, of consolidated Company net sales for those periods. Sonobuoy sales to foreign governments were $9.3 million and $1.7 million in the three months ended September 30, 2011 and 2010, respectively. DSS backlog was approximately $71.6 million at September 30, 2011. A majority of the September 30, 2011 DSS backlog is currently expected to be realized within the next 12 to 16 months.

The gross profit percentage on DSS sales was 24% for each of the three months ended September 30, 2011 and September 30, 2010. The comparable gross profit percentage reflects the positive effects of increased sonobuoy sales to foreign governments in the current year quarter as compared to the prior year period, offset by overall decreased margins related to U.S. Navy sonobuoy sales.

Selling and administrative expenses relating to the DSS segment were $1.0 million and $0.8 million for the three months ended September 30, 2011 and 2010, respectively, reflecting increased business development efforts in the current fiscal quarter.

Internal research and development expenses reflect costs incurred for the internal development of technologies for use in navigation, oil and gas exploration and port security. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment. The Company incurred $0.4 million and $0.1 million of internally funded research and development expenses in the three months ended September 30, 2011 and 2010, respectively.

Other Unallocated

Total corporate selling and administrative expenses remained relatively consistent at $3.8 million and $3.7 million for the three months ended September 30, 2011 and 2010, respectively. Of these costs, $1.8 million was allocated to segment operations in each of these periods. Allocations of corporate selling and administrative expenses are based on the nature of the service provided and can fluctuate from period to period.

Other operating expenses were $0.0 million and $0.2 million for the three months ended September 30, 2011 and 2010, respectively. These expenses primarily represent ongoing costs for closed facilities and facilities held for sale.

Interest expense consists of interest and fees on our outstanding debt and revolving credit facility, including amortization of financing costs. Interest expense was $0.2 million for each of the three months ended September 30, 2011 and 2010. See Note 6, Debt, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of debt.

The Company is responsible for income taxes within each jurisdiction in which it operates. The Company recorded an income tax expense of approximately $0.8 million for the three months ended September 30, 2011 compared to an income tax benefit of approximately $0.0 million for the three months ended September 30, 2010. At June 30, 2011, the Company reinstated approximately $11.7 million of deferred tax assets as the Company now believes it is more likely than not that it will be able to utilize these tax benefits in future periods. See Note 8, Income Taxes, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of income taxes.

Due to the factors described above, the Company reported net income of $1.5 million ($0.15 per share, basic and diluted) for the three months ended September 30, 2011, compared to net income of $4.2 million ($0.41 per share, basic and diluted) for the corresponding period last year.

Liquidity and Capital Resources

Certain of the Company’s DSS contracts allow for billings to occur when certain milestones under the applicable program are reached, independent of the amount shipped by Sparton as of such date. These advance billings reduce the amount of cash that would otherwise be required during the performance of these contracts. As of September 30, 2011 and June 30, 2011, $25.2 million and $13.0 million, respectively, of billings in excess of costs were received. The Company currently expects to meet its liquidity needs through a combination of sources including, but not limited to, operations, existing cash balances, its revolving line-of-credit, anticipated continuation of advance billings on certain DSS contracts and improvement in inventory management. With the above sources providing the expected cash flows, the Company currently believes that it will have sufficient liquidity for its anticipated needs over the next 12 months, but no assurances regarding liquidity can be made.

Operating activities provided $3.2 million and $5.0 million of net cash flows in three months ended September 30, 2011 and 2010, respectively. Excluding changes in working capital, operating activities provided $3.1 million and $2.5 million in the first quarter of fiscal 2012 and 2011, respectively, reflecting the Company’s relative operating performance during those periods. Working capital provided $0.1 million and $2.5 million of net cash flows in the three months ended September 30, 2011 and 2010, respectively. First quarter fiscal 2012 working capital related cash flows primarily reflect the collection of advance billings related to U.S. Navy contracts during the quarter in excess of the funding of production under those contracts, partially offset by increased accounts receivable, increased inventory and reduced accounts payable and accrued liabilities. First quarter fiscal 2011 working capital related cash flows primarily reflect the collection of advance billings related to U.S. Navy contracts during the quarter in excess of the funding of production under those contracts, partially offset by working capital funding related the Company’s newly acquired Colorado facility as well as a funding of a pension contribution.

Cash flows used in investing activities in three months ended September 30, 2011 and 2010 totaled $0.7 million and $8.3 million, respectively. The three months ended September 30, 2010 reflects the acquisition of certain assets related to the contract manufacturing business of Delphi Medical. The consideration paid of $7.8 million was net of assumed employee accrual adjustments and was subject to final inventory adjustments totaling approximately $0.6 million paid during the second quarter of fiscal 2011. The purchase was financed entirely through the use of Company cash. Capital expenditures for the three months ended September 30, 2011 and 2010 were approximately $0.7 million and $0.5 million, respectively.

Cash flows used in financing activities in each of the three months ended September 30, 2011 and 2010 consisted mainly of repayments on the Company’s outstanding industrial revenue bonds with the state of Ohio.

As of September 30, 2011, the Company’s bank line-of-credit facility totaled $20.0 million, subject to certain collateral restrictions, with no borrowings against the available funds. The Company did have certain letters of credit outstanding against this facility totaling $0.5 million at September 30, 2011. This bank debt is subject to certain customary covenants which the Company was in compliance with at September 30, 2011. The maturity date for this line-of-credit is August 14, 2012. The Company also has approximately $1.8 million of industrial revenue bonds outstanding at September 30, 2011. See Note 6, Debt, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of the Company’s debt.

During fiscal 2011, the Company took certain cost reduction actions in relation to its acquisition of certain assets related to the contract manufacturing business of Delphi Medical. These actions included a workforce reduction and the consolidation of the Frederick, Colorado manufacturing facilities from two to one. All of these restructuring activities are substantially completed as of September 30, 2011. In conjunction with the Byers Peak acquisition, the Company intends to consolidate the Byers Peak operations into the Company’s Frederick Colorado facility. These restructuring activities, which are expected to consist primarily of production moving costs, began in the Company’s fiscal 2011 fourth quarter and are expected to be materially complete by the end of the Company’s fiscal 2012 second quarter. The Company expects to incur less than $0.1 million of additional costs related to restructuring activities and has remaining restructuring related cash payments of approximately $0.1 million to be made during fiscal 2012.

On August 24, 2011 the Company’s Board of Directors approved a repurchase by the Company of up to $3.0 million of shares of its common stock during the 24-month period beginning on the date of authorization. The Company may purchase shares from time to time in open market, block transactions and privately negotiated transactions at prices deemed appropriate by management, depending on market conditions, applicable laws and other factors. The stock repurchase program does not require the Company to repurchase any specific number of shares and may be discontinued at any time. As of September 30, 2011, the Company had not yet repurchased shares pursuant to this stock repurchase program.

On October 6, 2011 the Company and Spencer Street Investments, Inc. (“Spencer”) reached an agreement with Chuck J. Jacobus, Heidi Jacobus and Cybernet Systems Corporation (“Cybernet”), to settle a lawsuit filed in the Washtenaw County Circuit Court (Case No. 10-378-CZ) by the Company and Spencer on April 7, 2010 against Mr. Jacobus, Ms. Jacobus and Cybernet, as well as the countersuit against the Company and Cary Wood. The complaint filed by Sparton and Spencer alleged minority oppression and breach of fiduciary duties against Cybernet, Charles Jacobus and Heidi Jacobus. Sparton and Spencer claimed that Cybernet’s actions, as directed and implemented by the Jacobuses, frustrated the rights of the minority shareholders, including but not limited to failing to return any capital to the minority shareholders. In response to the complaint, Cybernet filed a counter-complaint against the Company and Cary Wood alleging that Cary Wood as a member of Cybernet’s board of directors breached his duties to Cybernet. At the conclusion of facilitation, the parties agreed to a complete settlement. The settlement is expected to close in early November, 2011. Pursuant to the settlement, the parties agreed to release all claims against each other and Cybernet will repurchase the shares of Cybernet common stock held by the Company for $1.75 million.

Commitments and Contingencies

Environmental Remediation

Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Although the Company entered into a long-term lease of the Coors Road property that was accounted for as a sale of property during fiscal 2010, it remains responsible for the remediation obligations related to its past operation of this facility. At September 30, 2011, Sparton had accrued approximately $4.0 million as its estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which approximately $0.3 million is classified as a current liability and included on the balance sheet in other accrued expenses. The Company’s minimum cost estimate is based upon existing technology and excludes certain legal costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements.

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

In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8.4 million incurred from the date of settlement, if any, of which approximately $3.8 million has been expended as of June 30, 2011 toward the $8.4 million threshold. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At September 30, 2011, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded and net of DOE reimbursement, could be up to $1.9 million before income taxes over the next approximately twenty years.

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

Customer Relationships

The Company had an action before the U.S. Court of Federal Claims to recover damages arising out of an alleged infringement by the U.S. Navy of certain patents held by Sparton and used in the production of sonobuoys. Pursuant to an agreement between the Company and counsel conducting the litigation, a significant portion of the claim will be retained by the Company’s counsel in contingent fees if the litigation is successfully concluded. A trial of the matter was conducted by the court in April 2008, with a decision against Sparton filed in August 2009 and published in September 2009. In October 2009, an appeal of this unfavorable decision was filed with the Federal Circuit Court of Appeals. In August 2011, final motions concerning the appeal were denied, thus exhausting the appeals process at the Federal Circuit Court of Appeals.

U.S. Government Audits

Federal government agencies, including the Defense Contract Audit Agency (“DCAA”) and the Defense Contract Management Agency (“DCMA”), routinely audit and investigate government contracts and government contractors’ administrative processes and systems. As with other government contractors, these agencies review the Company’s performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also review the adequacy of our internal control systems and policies, including our purchasing, accounting, estimating, compensation and management information processes and systems.

The DCAA is currently auditing the Company’s government fiscal years 2006 and 2007 incurred cost submissions under its cost-plus contracts with the U.S. Navy. As part of these audits, the DCAA issued a flash report of its preliminary audit findings during the three months ended September 30, 2011. In this flash report, the DCAA noted certain accounting practices that the agency believes require corrective action to improve the reliability for accumulating costs under government contracts. Additionally, the DCAA challenged certain aspects of the Company’s indirect cost allocation methodology. Should the Company fail to successfully resolve the issues raised by the DCAA, the DCMA could suspend the Company’s eligibility to receive cost reimbursable contracts from the U.S. Government and choose to reduce the billing rates that it had provisionally approved. Sparton is currently working with the DCMA and DCAA to resolve the issues raised by the DCAA’s flash report and believes its corrective actions will be considered satisfactory and that the ultimate resolution of these issues will not have a material adverse impact on the Company’s financial results.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Information regarding the Company’s long-term debt obligations, environmental liability payments, operating lease payments, and other commitments is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. As of June 30, 2011, there were $29.6 million of non-cancelable purchase orders outstanding. This amount has decreased to $25.9 million as of September 30, 2011. Other than as noted above, there have been no material changes in the nature or amount of the Company’s contractual obligations since June 30, 2011.

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

We have identified the most critical accounting policies upon which our financial status depends. The critical policies were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. We also have other policies considered key accounting policies; however, these policies do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are complex or subjective. Our critical accounting policies include the following:

•	Environmental contingencies

•	Government contract cost estimates

•	Commercial inventory valuation

•	Allowance for probable losses on receivables

•	Pension obligations

•	Business combinations

•	Valuation of property, plant and equipment

•	Goodwill and intangible assets

•	Income taxes

•	Stock-based compensation

There have been no significant changes to our critical accounting policies that are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended June 30, 2011.

New Accounting Pronouncements

See Note 16, New Accounting Standards, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements.

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

The Company’s revolving credit line, if drawn upon, is subject to future interest rate fluctuations which could potentially have a negative impact on cash flows of the Company. The Company is not party to any currency exchange or interest rate protection agreements as of September 30, 2011.

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

There have been no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2011 and the other information in our subsequent filings with the SEC, including this Quarterly Report on Form 10-Q. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks. The risks described in our Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition, results of operations and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about shares of common stock the Company acquired during the three months ended September 30, 2011:

Issuer Purchases of Equity Securities

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (a)
July 1, 2011 to July 31, 2011	—	—	—	—
August 1, 2011 to August 31, 2011	—	—	—	$3,000,000
September 1, 2011 to September 30, 2011 (b)	1,260	$7.70	—	$3,000,000

Total	1,260	$7.70	—	$3,000,000

(a)	On August 24, 2011 the Company’s Board of Directors approved a repurchase by the Company of up to $3.0 million of shares of its common stock during the 24-month period beginning on the date of authorization. The Company may purchase shares from time to time in open market, block transactions and privately negotiated transactions at prices deemed appropriate by management, depending on market conditions, applicable laws and other factors. The stock repurchase program does not require the Company to repurchase any specific number of shares and may be discontinued at any time. As of September 30, 2011, the Company had not yet repurchased shares pursuant to this stock repurchase program.
(b)	Represents shares withheld to satisfy certain tax withholding obligations in connection with vesting of restricted stock as permitted by the Sparton Corporation 2010 Long-Term Stock Option Incentive Plan.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Second Amended Articles of Incorporation of the Registrant, incorporated herein by reference from the Registrant’s Proxy Statement on Form DEF 14A filed with the SEC on September 21, 2010.

3.2	Amended and Restated Code of Regulations of the Registrant, incorporated herein by reference from the Registrant’s Proxy Statement on Form DEF 14A filed with the SEC on September 21, 2010.

31.1*	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sparton Corporation

Date: November 8, 2011	By:	/s/ CARY B. WOOD
Cary B. Wood
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2011	By:	/s/ GREGORY A. SLOME
Gregory A. Slome
Senior Vice President and Chief Financial Officer (Principal Financial Officer)