Form 10-Q
period 2011-12-31
SPARTON CORP
filed 2012-02-07
CIK 92679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of January 31, 2012, there were 10,054,670 shares of common stock, $1.25 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SPARTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in thousands, except share data)

	December 31, 2011	June 30, 2011 (a)
Assets
Current Assets:
Cash and cash equivalents	$30,610	$24,550
Accounts receivable, net of allowance for doubtful accounts of $123 and $65, respectively	24,411	23,896
Inventories and cost of contracts in progress, net	38,545	38,752
Deferred income taxes	2,483	4,417
Prepaid expenses and other current assets	2,984	1,796

Total current assets	99,033	93,411
Property, plant and equipment, net	12,702	11,395
Goodwill	7,472	7,472
Other intangible assets, net	1,831	2,053
Deferred income taxes — non-current	5,754	5,740
Other non-current assets	749	2,538

Total assets	$127,541	$122,609

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$131	$126
Accounts payable	15,612	16,608
Accrued salaries and wages	4,142	5,626
Accrued health benefits	1,148	980
Current portion of pension liability	152	306
Advance billings on customer contracts	18,886	13,021
Other accrued expenses	4,564	5,421

Total current liabilities	44,635	42,088
Pension liability — non-current portion	—	41
Long-term debt — non-current portion	1,604	1,670
Environmental remediation — non-current portion	3,617	3,763

Total liabilities	49,856	47,562

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, no par value; 200,000 shares authorized, none outstanding	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 10,205,780 and 10,236,484 shares issued and outstanding, respectively	12,757	12,796
Capital in excess of par value	19,780	20,635
Retained earnings	45,938	42,487
Accumulated other comprehensive loss	(790)	(871)

Total shareholders’ equity	77,685	75,047

Total liabilities and shareholders’ equity	$127,541	$122,609

(a)	Derived from the Company’s audited financial statements as of June 30, 2011.

See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Dollars in thousands, except share data)

	For the Three Months Ended		For the Six Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Net sales	$55,370	$46,331	$107,203	$92,098
Cost of goods sold	46,634	38,784	90,123	77,525

Gross profit	8,736	7,547	17,080	14,573

Operating Expense:
Selling and administrative expenses	5,535	5,689	10,946	10,523
Internal research and development expenses	218	155	616	282
Amortization of intangible assets	110	110	221	220
Restructuring/impairment charges	(59)	—	(59)	77
Gain on acquisition	—	—	—	(2,550)
Gain on sale of property, plant and equipment, net	—	—	—	(18)
Other operating expenses	13	12	48	204

Total operating expense, net	5,817	5,966	11,772	8,738

Operating income	2,919	1,581	5,308	5,835

Other income (expense)
Interest expense	(175)	(181)	(347)	(351)
Interest income	24	28	48	86
Gain on sale of investment	127	—	127	—
Other, net	116	121	233	195

Total other income (expense), net	92	(32)	61	(70)

Income before provision for income taxes	3,011	1,549	5,369	5,765
Provision for income taxes	1,069	114	1,918	100

Net income	$1,942	$1,435	$3,451	$5,665

Income per share of common stock:
Basic	$0.19	$0.14	$0.34	$0.56

Diluted	$0.19	$0.14	$0.33	$0.55

Weighted average shares of common stock outstanding:
Basic	10,287,797	10,209,376	10,278,127	10,204,955

Diluted	10,325,029	10,249,593	10,319,275	10,229,449

See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

	For the Six Months Ended
	December 31, 2011	December 31, 2010
Cash Flows from Operating Activities:
Net income	$3,451	$5,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	831	687
Deferred income tax expense	1,914	228
Pension expense	14	285
Stock-based compensation expense	532	372
Gain on acquisition	—	(2,550)
Gain on sale of property, plant and equipment, net	—	(18)
Gain on sale of investment	(127)	—
Other	174	174
Changes in operating assets and liabilities:
Accounts receivable	(515)	(537)
Inventories and cost of contracts in progress	207	2,094
Prepaid expenses and other assets	(1,191)	(606)
Advance billings on customer contracts	5,865	1,178
Accounts payable and accrued expenses	(3,436)	(954)

Net cash provided by operating activities	7,719	6,018
Cash Flows from Investing Activities:
Purchase of certain contract manufacturing assets of Delphi Medical	—	(8,419)
Change in restricted cash	—	3,162
Purchases of property, plant and equipment	(1,917)	(1,362)
Proceeds from sale of property, plant and equipment	—	18
Proceeds from sale of investment	1,750	—

Net cash used in investing activities	(167)	(6,601)
Cash Flows from Financing Activities:
Repayment of long-term debt	(66)	(65)
Repurchase of stock	(1,476)	—
Proceeds from the exercise of stock options	50	—

Net cash used in financing activities	(1,492)	(65)

Net increase (decrease) in cash and cash equivalents	6,060	(648)
Cash and cash equivalents at beginning of period	24,550	30,589

Cash and cash equivalents at end of period	$30,610	$29,941

Supplemental disclosure of cash flow information:
Cash paid for interest	$176	$182
Cash paid (received) for income taxes	$464	$(102)

See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands, except share data)

	Six Months Ended December 31, 2011
	Common Stock		Capital In Excess	Retained	Accumulated Other Comprehensive
	Shares	Amount	of Par Value	Earnings	Income (Loss)	Total
Balance at June 30, 2011	10,236,484	$12,796	$20,635	$42,487	$(871)	$75,047
Issuance of stock	160,641	201	(201)	—	—	—
Forfeiture of restricted stock	(13,290)	(17)	17	—	—	—
Repurchase of stock	(188,055)	(235)	(1,241)	—	—	(1,476)
Exercise of stock options	10,000	12	38	—	—	50
Stock-based compensation	—	—	532	—	—	532
Comprehensive income, net of tax:
Net income	—	—	—	3,451	—	3,451
Change in unrecognized pension costs	—	—	—	—	81	81

Comprehensive income						3,532

Balance at December 31, 2011	10,205,780	$12,757	$19,780	$45,938	$(790)	$77,685

	Six Months Ended December 31, 2010
	Common Stock		Capital In Excess	Retained	Accumulated Other Comprehensive
	Shares	Amount	of Par Value	Earnings	Income (Loss)	Total
Balance at June 30, 2010	10,200,534	$12,751	$19,864	$35,026	$(3,372)	$64,269
Issuance of stock	15,950	20	(20)	—	—	—
Stock-based compensation	—	—	372	—	—	372
Comprehensive income, net of tax:
Net income	—	—	—	5,665	—	5,665
Change in unrecognized pension costs	—	—	—	—	280	280

Comprehensive income						5,945

Balance at December 31, 2010	10,216,484	$12,771	$20,216	$40,691	$(3,092)	$70,586

See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Business and Basis of Presentation

Sparton Corporation and subsidiaries (the “Company” or “Sparton”) has been in continuous existence since 1900. It was last reorganized in 1919 as an Ohio corporation. The Company is a provider of complex and sophisticated electromechanical devices with capabilities that include concept development, industrial design, design and manufacturing engineering, production, distribution, and field service. The Company operates through three reportable business segments; Medical Device (“Medical”), Complex Systems (“CS”) and Defense & Security Systems (“DSS”), which serves Defense, Security Systems, and Navigation and Exploration industries. The electromechanical device end markets that Sparton, as a whole, serves are in Medical, Military & Aerospace and Industrial & Instrumentation. Financial information by segment is presented in Note 15. All of the Company’s facilities are registered to ISO standards, including 9001 or 13485, with most having additional certifications. The Company’s products and services include products for Original Equipment Manufacturers (“OEM”) and Emerging Technology (“ET”) customers that are microprocessor-based systems that include transducers, printed circuit boards and assemblies, sensors, and electromechanical components, as well as development and design engineering services relating to these product sales. Sparton also develops and manufactures sonobuoys, anti-submarine warfare (“ASW”) devices, used by the United States Navy and other free-world countries. Many of the physical and technical attributes in the production of sonobuoys are similar to those required in the production of the Company’s other electrical and electromechanical products and assemblies.

The unaudited condensed financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial information presented herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, which includes information and disclosures not presented herein. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications of prior period amounts have been made to conform to the current year presentation. Subsequent events have been evaluated through the date these financial statements were issued. In the opinion of management, the unaudited condensed consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three and six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year 2012.

(2) Inventories and Cost of Contracts in Progress

The following are the major classifications of inventory, net of interim billings, at December 31, 2011 and June 30, 2011 (in thousands):

	December 31, 2011	June 30, 2011
Raw materials	$36,841	$35,695
Work in process	8,333	7,819
Finished goods	5,523	4,239

Total inventory and cost of contracts in progress, gross	50,697	47,753
Inventory to which the U.S. government has title due to interim billings	(12,152)	(9,001)

Total inventory and cost of contracts in progress, net	$38,545	$38,752

The Company recorded inventory write-downs totaling approximately $0.3 million and $0.1 million for the three months ended December 31, 2011 and 2010, respectively, and $0.4 million and $0.1 million for the six months ended December 31, 2011 and 2010, respectively. These charges are included in cost of goods sold for the periods presented.

(3) Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following at December 31, 2011 and June 30, 2011 (in thousands):

	December 31, 2011	June 30, 2011
Land and land improvements	$1,235	$1,235
Buildings and building improvements	16,201	15,604
Machinery and equipment	14,729	14,250
Construction in progress	1,954	1,114

Total property, plant and equipment	34,119	32,203
Less accumulated depreciation	(21,417)	(20,808)

Total property, plant and equipment, net	$12,702	$11,395

Included in construction in progress at December 31, 2011 and June 30, 2011 is approximately $1.3 million and $0.5 million, respectively, related to the expected implementation of a new enterprise resource planning system to be put into service in calendar 2012.

(4) Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of the net assets acquired in conjunction with the Company’s purchases of Astro Instrumentation, LLC (“Astro”) in May 2006 and Byers Peak, Incorporated (“Byers Peak”) in March 2011. Goodwill related to both of these acquisitions is reflected within the Company’s Medical operating segment. Changes in the carrying value of goodwill for the six months ended December 31, 2011 and year ended June 30, 2011 and the ending composition of goodwill as of December 31, 2011 and June 30, 2011 are as follows (in thousands):

	December 31, 2011	June 30, 2011
Goodwill, beginning of period	$7,472	$19,141
Additions to goodwill during the period	—	1,484
Impairment losses during the period	—	(13,153)

Goodwill, end of period	$7,472	$7,472

	December 31, 2011	June 30, 2011
Acquired Goodwill	$20,625	$20,625
Accumulated impairment	(13,153)	(13,153)

Goodwill	$7,472	$7,472

Intangible assets represent the values assigned to customer relationships acquired in conjunction with the Company’s purchases of Astro and Byers Peak and the values assigned to non-compete agreements acquired in conjunction with the Company’s purchase of Byers Peak. All of the Company’s intangible assets are included within the Medical Segment. The amortization periods, gross carrying amounts, accumulated amortization, accumulated impairments and net carrying values of intangible assets at December 31, 2011 and June 30, 2011 are as follows (in thousands):

	December 31, 2011
	Amortization Period in Months	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Net Carrying Value
Amortized intangible assets:
Non-compete agreements	24	$158	$(66)	$—	$92
Customer relationships	120-180	7,900	(2,498)	(3,663)	1,739

		$8,058	$(2,564)	$(3,663)	$1,831

	June 30, 2011
Amortized intangible assets:
Non-compete agreements	24	$158	$(26)	$—	$132
Customer relationships	120-180	7,900	(2,316)	(3,663)	1,921

		$8,058	$(2,342)	$(3,663)	$2,053

Sparton did not incur any significant costs to renew or alter the term of its intangible assets during the six months ended December 31, 2011. Amortization expense for each of the three months ended December 31, 2011 and 2010 was approximately $0.1 million. Amortization expense for each of the six months ended December 31, 2011 and 2010 was approximately $0.2 million. Aggregate amortization expense relative to existing intangible assets for the periods shown is currently estimated to be as follows (in thousands):

Fiscal Year Ending June 30,
2012	$435
2013	372
2014	283
2015	247
2016	210
Thereafter	506

Total	$2,053

(5) Other non-current assets

Other non-current assets consist of the following at December 31, 2011 and June 30, 2011 (in thousands):

	December 31, 2011	June 30, 2011
Deferred financing fees, net	$198	$367
Cost method investment in Cybernet Systems Corporation	—	1,623
Coors Road long-term lease receivable	251	242
Other	300	306

Total other non-current assets	$749	$2,538

Costs incurred in connection with the Company’s revolving line-of-credit of approximately $1.0 million were deferred and are amortized to interest expense over the three year term of the facility.

At June 30, 2011, the Company held an approximate 12% interest in Cybernet Systems Corporation (“Cybernet”), a developer of hardware, software, next-generation network computing, and robotics products. In November 2011 the Company sold its investment in Cybernet back to Cybernet for $1.75 million resulting in an approximate gain of $0.1 million during the three months ended December 31, 2011. See Note 10 for a further discussion of this sale.

The Company is due two remaining equal annual payments on April 1, 2012 and 2013 aggregating approximately $0.6 million, in relation to the long-term lease of its Coors Road property in Albuquerque, New Mexico. The $0.6 million of remaining future payments due have been discounted for the imputation of interest, resulting in a discounted receivable of approximately $0.5 million. Approximately $0.3 million of this discounted receivable is due within the next 12 months and therefore is included in prepaid expenses and other current assets on the balance sheets at December 31, 2011 and June 30, 2011.

(6) Debt

Short-term debt maturities and revolving line of credit — Short-term debt at December 31, 2011 and June 30, 2011 reflects the current portion of the Company’s industrial revenue bonds of approximately $0.1 million.

The Company has $20 million of maximum borrowing availability, subject to certain collateral restrictions, under a revolving line-of-credit facility (the “Facility”) provided in August 2009 by National City Business Credit, Inc. (now PNC Bank, National Association) to support working capital needs and other general corporate purposes. The line-of-credit facility is secured by substantially all of the assets of the Company. Outstanding borrowings bear interest at a variable rate defined as the Bank’s minimum base rate plus a specified margin, each component of which is determined separately for domestic and Eurodollar rate loans. The Facility was amended in March 2011 to reduce the interest rates on domestic and Eurodollar rate based loans, which at December 31, 2011 would have ranged from 3.28% to 5.25% per annum. Prior to the Facility amendment, the Company was subject to higher rates, with a minimum rate of 7% per annum. As a condition of the Facility, the Company is subject to certain customary covenants, which it was in compliance with at December 31, 2011. The Company had no borrowings drawn against the Facility during the periods ended December 31, 2011 and June 30, 2011, however it did have certain letters of credit outstanding totaling $0.5 million. The maturity date for the line-of-credit is August 14, 2012.

Long-term debt — Long-term debt consists of the following at December 31, 2011 and June 30, 2011 (in thousands):

	December 31, 2011	June 30, 2011
Industrial revenue bonds, face value	$1,833	$1,899
Less unamortized purchase discount	(98)	(103)

Total long-term debt	1,735	1,796
Less: current portion	(131)	(126)

Long-term debt, net of current portion	$1,604	$1,670

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

The bonds carry certain sinking fund requirements generally obligating the Company to make monthly deposits of one twelfth of the annual obligation plus accrued interest. The purchase discount is being amortized ratably over the remaining term of the bonds. Amortization expense for each of the three months ended December 31, 2011 and 2010 was approximately $3,000. Amortization expense for each of the six months ended December 31, 2011 and 2010 was approximately $5,000. The Company also has an irrevocable letter of credit in the amount of approximately $0.3 million, which is renewable annually, to secure repayment of a portion of the bonds.

(7) Fair Value Measurements

The Company’s long-term debt instruments, consisting of industrial revenue bonds, are carried at historical cost. As of December 31, 2011 and June 30, 2011, the fair value of the industrial revenue bonds was approximately $2.2 million and $2.2 million, respectively compared to carrying values of approximately $1.7 million and $1.8 million, respectively. These fair values were derived from discounted cash flow analyses based on the terms of the contracts and observable market data, including adjustment for nonperformance risk. At June 30, 2011, the Company determined that it was not practicable to estimate the fair value of its cost method investment in Cybernet. Factors in this determination included the investment being a private company, the portfolio of patents owned by Cybernet which were difficult to value and the materiality of the investment in Cybernet to the Company. There had been no identified events or changes in circumstances that the Company viewed might have a significant adverse effect on the fair value of this investment. In October 2011, the Company sold the Company’s investment in Cybernet back to Cybernet for a gain of approximately $0.1 million. See Note 10 for a further discussion of this sale. The fair value of accounts receivable and accounts payable approximated their carrying values at both December 31, 2011 and June 30, 2011.

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

The Company recognized income tax provisions of approximately $1.1 million and $1.9 million, or approximately 36% of income before provision for income taxes for each of the three and six months ended December 31, 2011, respectively. For the three and six months ended December 31, 2010, provisions for income taxes of approximately $0.1 million and $0.2 million, respectively, were recognized relating to the increase in the deferred tax liability associated with the amortization of goodwill for tax purposes. There was no other federal income tax expense recorded for the three and six months ended December 31, 2010, as income generated in this period was offset by the utilization of previously recorded net operating loss carryforwards and the reversal of the related valuation allowance. The Company additionally recorded a benefit of approximately $0.1 million during the six months ended December 31, 2010 relating to income tax carryback refunds from the Canadian government.

Prior to June 30, 2011, the Company recorded valuation allowances against substantially all of its net deferred tax assets as management believed that the realization of the deferred tax assets related to the net operating loss carryovers and the other net temporary timing differences while possible, was not more likely than not. At June 30, 2011, the Company restored a large portion of the deferred tax assets as the Company now believed that the realization of the remaining net operating loss carryovers and the other net timing differences is more likely than not. In making these decisions to both record a valuation allowance and restore the net deferred tax assets, the Company considered all available positive and negative evidence, including future reversals of taxable temporary differences, projected future taxable income, tax planning strategies, and recent financial results. At June 30, 2011, approximately $6.6 million of U.S. income tax net operating loss carryovers were available to offset the Company’s future Federal taxable income, of which $4.7 million and $1.9 million expire in 2029 and 2028, respectively. For state income tax purposes, the Company also had approximately $4.9 million of net operating loss carryovers at June 30, 2011, of which $1.7 million expire in 2029, $3.1 million expire in 2028 and $0.1 million expire in 2027.

(9) Defined Benefit Pension Plan

Approximately 400 employees and retirees of the Company are covered by a defined benefit pension plan. Effective April 1, 2009, participation and the accrual of benefits in this pension plan were frozen, at which time all participants became fully vested. The components of net periodic pension expense are as follows for the three and six months ended December 31, 2011 and 2010 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Service cost	$—	$—	$—	$—
Interest cost	97	104	209	224
Expected return on plan assets	(170)	(145)	(280)	(219)
Amortization of prior service cost	—	—	—	—
Amortization of unrecognized net actuarial loss	(38)	38	21	117

Net pension expense (income)	(111)	(3)	(50)	122
Pro rata recognition of lump-sum settlements	32	98	64	163

Total pension expense (income)	$(79)	$95	$14	$285

Lump-sum settlement charges of approximately $0.0 million and $0.1 million were recognized during the three and six months ended December 31, 2011, respectively, in anticipation of lump-sum benefit distributions exceeding plan service and interest costs for the 2012 fiscal year. Lump-sum settlement charges of approximately $0.1 million and $0.2 million were recognized during the three and six months ended December 31, 2010. The Company’s policy is to fund the plan based upon legal requirements and tax regulations. During the three and six months ended December 31, 2011, approximately $0.0 million and $0.1 million, respectively, was contributed to the pension plan, reflective of required funding and discretionary funding to ensure funding levels are in excess of 80%. During the three and six months ended December 31, 2010, approximately $0.1 million and $0.9 million, respectively, was contributed to the pension plan. For further information on future funding projections and other pension disclosures see Part II, Item 8, Note 9 “Employee Retirement Benefit Plans” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

(10) Commitments and Contingencies

Environmental Remediation — Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Although the Company entered into a long-term lease of the Coors Road property that was accounted for as a sale of property during fiscal 2010, it remains responsible for the remediation obligations related to its past operation of this facility. At December 31, 2011, Sparton had accrued approximately $4.0 million as its estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which approximately $0.4 million is classified as a current liability and included on the balance sheet in other accrued expenses. The Company’s minimum cost estimate is based upon existing technology and excludes certain legal costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements.

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

In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8.4 million incurred from the date of settlement, if any, of which approximately $3.8 million has been expended as of December 31, 2011 toward the $8.4 million threshold. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At December 31, 2011, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded and net of DOE reimbursement, could be up to $1.9 million before income taxes over the next approximately twenty years.

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

Cybernet — On October 6, 2011 the Company and Spencer Street Investments, Inc. (“Spencer”) reached an agreement with Chuck J. Jacobus, Heidi Jacobus and Cybernet Systems Corporation (“Cybernet”) to settle a lawsuit filed in the Washtenaw County Circuit Court (Case No. 10-378-CZ) by the Company and Spencer on April 7, 2010 against Mr. Jacobus, Ms. Jacobus and Cybernet, as well as the countersuit against the Company and Cary Wood. The complaint filed by Sparton and Spencer alleged minority oppression and breach of fiduciary duties by Cybernet, Charles Jacobus and Heidi Jacobus. Sparton and Spencer claimed that Cybernet’s actions, as directed and implemented by the Jacobuses, frustrated the rights of the minority shareholders, including but not limited to failing to return any capital to the minority shareholders. In response to the complaint, Cybernet filed a counter-complaint against the Company and Cary Wood alleging that Cary Wood, as a member of Cybernet’s board of directors, breached his duties to Cybernet. At the conclusion of facilitation, the parties agreed to a complete settlement. The settlement closed in November, 2011. Pursuant to the settlement, the parties agreed to release all claims against each other and Cybernet repurchased the shares of Cybernet common stock held by the Company for $1.75 million.

U.S. Government Audits — Federal government agencies, including the Defense Contract Audit Agency (“DCAA”) and the Defense Contract Management Agency (“DCMA”), routinely audit and investigate government contracts and government contractors’ administrative processes and systems. These agencies review the Company’s performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also review the adequacy of the Company’s internal control systems and policies, including the Company’s purchasing, accounting, estimating, compensation and management information processes and systems.

The Company responded in November 2011 to DCAA review comments received in the first quarter of fiscal 2012 regarding corrective actions to improve the reliability for accumulating costs under government contracts. As a result, DCMA has determined our cost accounting system is currently adequate and the Company remains eligible to receive cost reimbursable contracts from the U.S. Government. While the Company’s corrective actions remain open for further review, the Company remains confident formal resolution of DCAA cost accounting practices findings will not have a material adverse impact on the Company’s financial results.

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

2001 Plan. Under the 2001 Plan, the Company may grant to employees and non-employee directors incentive or non-qualified stock options, stock appreciation rights, restricted stock and other stock-based awards. All of the stock options issued to date under the 2001 Plan have either three, five or ten-year lives with either immediate vesting or vesting on an annual basis over four years beginning one year after grant date. Restricted stock awards granted to date to employees under the 2001 Plan vest annually over periods ranging from approximately 2.5 to 4.0 years, in some cases subject to achievement of certain financial performance metrics in addition to the service requirements. Unrestricted stock awards granted to date under the 2001 Plan represent annual stock grants to directors as a component of their overall compensation. The 2001 Plan’s termination date with respect to the granting of new awards is October 24, 2011. The total number of shares authorized to be granted under the 2001 Plan was 970,161 shares of the Company’s common stock, which equals the number of underlying awards previously made under the 2001 Plan.

2010 Plan. Under the 2010 Plan, the Company may grant to employees, officers and directors of the Company or its subsidiaries incentive and non-qualified stock options, stock appreciation rights, restricted stock or restricted stock units, performance awards and other stock-based awards, including grants of shares. Restricted stock awards granted to date to employees under the 2010 Plan vest annually over four years, subject to achievement of certain financial performance metrics in addition to the service requirements. Unrestricted stock awards granted to date under the 2010 Plan represent annual stock grants to directors as a component of their overall compensation. The 2010 Plan has a term of ten years. The total number of shares that may be awarded under the 2010 Plan is 1,000,000 shares of common stock, of which amount, 701,322 shares remain available for awards as of December 31, 2011.

The following table shows stock-based compensation expense by type of share-based award for the three and six months ended December 31, 2011 and 2010 included in the condensed consolidated statements of operations (in thousands):

	For the Three Months Ended		For the Six Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Fair value expense of stock option awards	$—	$—	$—	$—
Restricted and unrestricted stock	356	249	532	372

Total stock-based compensation	$356	$249	$532	$372

The following table shows the total remaining unrecognized compensation cost related to restricted stock grants and the fair value expense of stock option awards, as well as the weighted average remaining required service period over which such costs will be recognized as of December 31, 2011:

	Total Remaining Unrecognized Compensation Cost	Weighted Average Remaining Required Service Period
	(in thousands)	(in years)
Fair value expense of stock option awards	$—	—
Restricted stock	1,267	2.16

	$1,267	2.16

The following is a summary of options outstanding and exercisable at December 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at June 30, 2011	220,341	$6.79
Granted	—	—
Exercised	(10,000)	5.00
Forfeited	(10,500)	8.48
Expired	—	—

Outstanding at December 31, 2011	199,841	$6.79	2.12	$382

Exercisable at December 31, 2011	199,841	$6.79	2.12	$382

The following is a summary of activity for the six months ended December 31, 2011 related to shares granted under the Company’s long-term incentive plans:

	Shares	Weighted Average Grant Date Fair Value
Restricted shares at June 30, 2011	243,827	$5.09
Granted	160,641	7.87
Vested	(78,528)	5.82
Forfeited	(13,290)	5.00

Restricted shares at December 31, 2011	312,650	$6.34

The total fair value of unrestricted stock granted and restricted stock vested in the six months ended December 31, 2011 and 2010 was approximately $0.6 million and $0.1 million, respectively.

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

Earnings per share calculations, including weighted average number of shares of common stock outstanding used in calculating basic and diluted income per share, for the three and six months ended December 31, 2011 and 2010 are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Net income (in thousands)	$1,942	$1,435	$3,451	$5,665
Weighted average shares outstanding – Basic	10,287,797	10,209,376	10,278,127	10,204,955
Net effect of dilutive stock options	37,232	40,217	41,148	24,494

Weighted average shares outstanding – Diluted	10,325,029	10,249,593	10,319,275	10,229,449

Net income per share:
Basic	$0.19	$0.14	$0.34	$0.56

Diluted	$0.19	$0.14	$0.33	$0.55

For each of the three and six months ended December 31, 2011, 312,650 unvested restricted shares were included in determining both basic and diluted earnings per share. For each of the three and six months ended December 31, 2010, 262,095 unvested restricted shares were included in determining both basic and diluted earnings per share. Potential shares of common stock excluded from diluted income per share computations because their inclusion would be anti-dilutive were 94,001 for both of the three and six months ended December 31, 2011, respectively, and were 131,801 and 158,546 for the three and six months ended December 31, 2010.

(13) Stock Repurchase Plan

On August 24, 2011 the Company’s Board of Directors approved a repurchase by the Company of up to $3.0 million of shares of its common stock during the 24-month period beginning on the date of authorization. The Company may purchase shares from time to time in open market, block transactions and privately negotiated transactions at prices deemed appropriate by management, depending on market conditions, applicable laws and other factors. The stock repurchase program does not require the Company to repurchase any specific number of shares and may be discontinued at any time. Pursuant to this stock repurchase program, during the six months ended December 31, 2011, the Company purchased 186,795 shares of its common stock at an average price of $7.85 per share for approximately $1.5 million. Shares purchased under the plan were cancelled upon repurchase. As of December 31, 2011, approximately $1.5 million remained available under the stock repurchase program.

(14) Restructuring Activities

Delphi Medical Contract Manufacturing Business Acquisition Related Restructuring

During the first quarter of fiscal 2011, the Company took certain cost reduction actions (the “2011 Colorado Restructuring Plan”) in relation to its acquisition of certain assets related to the contract manufacturing business of Delphi Medical Systems, LLC (“Delphi Medical”). These actions included a workforce reduction and the consolidation of the Frederick, Colorado manufacturing facilities from two to one. Restructuring/impairment charges recognized within the Medical segment of approximately $0.1 million have been incurred as of December 31, 2011 related to these acquisition related restructuring activities. The Company does not expect to recognize any additional costs related to these activities. All cash expenditures related to the 2011 Colorado Restructuring Plan have been made as of December 31, 2011.

Byers Peak Acquisition Related Restructuring

In conjunction with the Byers Peak acquisition, the Company consolidated the Byers Peak operations into the Company’s Frederick, Colorado facility. These restructuring activities consisted primarily of production moving costs. Restructuring/impairment charges recognized within the Medical segment of less than $0.1 million have been incurred as of December 31, 2011 related to these acquisition related restructuring activities. The Company does not expect to recognize any additional costs related to these activities and all cash expenditures have been made as of December 31, 2011.

(15) Business Segments

The Company is a provider of complex and sophisticated electromechanical devices with capabilities that include concept development, industrial design, design and manufacturing engineering, production, distribution, and field service. Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in assessing performance and allocating resources. The Company operates through three reportable business segments; Medical Device (“Medical”), Complex Systems (“CS”) and Defense & Security Systems (“DSS”), which serves Defense, Security Systems, Navigation and Exploration industries. The electromechanical device end markets that Sparton, as a whole, serves are in Medical, Military & Aerospace and Industrial & Instrumentation.

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

Complex Systems (“CS”) operations provides complex electronics systems to multiple industries, offering end-to-end development and manufacturing solutions focused on high expectations of quality and delivery performance through an international footprint. As a vertically integrated business unit, this segment assists in providing its customers with seamless development of circuit card assemblies for integration into electro-mechanical solutions. By focusing on maximizing efficiency and cost containment at the various steps in the design, engineering, and manufacturing process, Complex Systems acts as an intelligent source and ideal partner for development firms and OEMs. This business unit is a supplier for low to medium volume/high complexity commercial and military aerospace applications, telecommunications, energy, and industrial controls. Its current portfolio of product line applications include: flight controls, cockpit displays, fuel system controls, secure communications, early warning detection, diagnostics systems, security systems, detection systems, lighting, satellite communications, audio, nuclear detection, inventory control, and defense.

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

Operating results and certain other financial information about the Company’s three reportable segments for the three and six months ended December 31, 2011 and 2010 and as of December 31, 2011 and June 30, 2011 were as follows (in thousands):

	For the Three Months Ended December 31, 2011
	Medical	CS	DSS	Other Unallocated	Eliminations	Total
Sales	$28,027	$12,549	$18,476	$—	$(3,682)	$55,370
Gross profit	$3,883	$1,306	$3,547	$—	$—	$8,736
Operating income (loss)	$2,332	$600	$2,404	$(2,417)	$—	$2,919
Selling and administrative expenses	$1,471	$706	$925	$2,433	$—	$5,535
Internal research and development expenses	$—	$—	$218	$—	$—	$218
Restructuring/impairment charges	$(30)	$—	$—	$(29)	$—	$(59)
Depreciation/amortization	$178	$134	$101	$13	$—	$426
Capital expenditures	$214	$62	$532	$378	$—	$1,186

	For the Three Months Ended December 31, 2010
	Medical	CS	DSS	Other Unallocated	Eliminations	Total
Sales	$25,650	$10,512	$13,179	$—	$(3,010)	$46,331
Gross profit	$3,790	$749	$3,008	$—	$—	$7,547
Operating income (loss)	$1,850	$(106)	$2,069	$(2,232)	$—	$1,581
Selling and administrative expenses	$1,830	$855	$784	$2,220	$—	$5,689
Internal research and development expenses	$—	$—	$155	$—	$—	$155
Depreciation/amortization	$178	$120	$48	$18	$—	$364
Capital expenditures	$—	$598	$224	$64	$—	$886

	For the Six Months Ended December 31, 2011
	Medical	CS	DSS	Other Unallocated	Eliminations	Total
Sales	$55,487	$25,109	$33,763	$—	$(7,156)	$107,203
Gross profit	$7,497	$2,394	$7,189	$—	$—	$17,080
Operating income (loss)	$4,219	$943	$4,645	$(4,499)	$—	$5,308
Selling and administrative expenses	$3,087	$1,451	$1,928	$4,480	$—	$10,946
Internal research and development expenses	$—	$—	$616	$—	$—	$616
Restructuring/impairment charges	$(30)	$—	$—	$(29)	$—	$(59)
Depreciation/amortization	$347	$264	$195	$25	$—	$831
Capital expenditures	$233	$202	$567	$915	$—	$1,917

	For the Six Months Ended December 31, 2010
	Medical	CS	DSS	Other Unallocated	Eliminations	Total
Sales	$44,695	$22,840	$30,776	$—	$(6,213)	$92,098
Gross profit	$5,657	$1,656	$7,260	$—	$—	$14,573
Operating income (loss)	$4,797	$(9)	$5,391	$(4,344)	$—	$5,835
Selling and administrative expenses	$3,113	$1,683	$1,587	$4,140	$—	$10,523
Internal research and development expenses	$—	$—	$282	$—	$—	$282
Restructuring/impairment charges	$77	$—	$—	$—	$—	$77
Gain on sale of property, plant and equipment	$—	$(18)	$—	$—	$—	$(18)
Gain on acquisition	$(2,550)	$—	$—	$—	$—	$(2,550)
Depreciation/amortization	$340	$227	$84	$36	$—	$687
Capital expenditures	$2	$866	$402	$92	$—	$1,362

	As of December 31, 2011
	Medical	CS	DSS	Other Unallocated	Eliminations	Total
Total assets	$52,971	$23,446	$8,347	$42,777	$—	$127,541

	As of June 30, 2011
	Medical	CS	DSS	Other Unallocated	Eliminations	Total
Total assets	$51,251	$24,642	$7,872	$38,844	$—	$122,609

(a)	Operating income and gain on acquisition amounts for the six months ended December 31, 2010 have been adjusted to reflect the Fiscal 2011 fourth quarter finalization of the gain on acquisition of certain assets of the contract manufacturing business of Delphi Medical.

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

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is intended to improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. This standard clarifies the application of existing fair value measurement requirements including (1) the application of the highest and best use valuation premise, (2) the methodology to measure the fair value of an instrument classified in a reporting entity’s shareholders’ equity, (3) disclosure requirements for quantitative information on Level 3 fair value measurements and (4) guidance on measuring the fair value of financial instruments managed within a portfolio. In addition, the standard requires additional disclosures of the sensitivity of fair value to changes in unobservable inputs for Level 3 securities. This standard is effective for interim and annual reporting periods beginning on or after December 15, 2011. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”), which requires that comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard no longer allows companies to present components of other comprehensive income only in the statement of equity. The standard also requires entities to disclose on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”, which defers indefinitely the ASU No. 2011-05 requirement that entities disclose on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings. These standards are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements other than the prescribed change in presentation.

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

Business Overview

General

Sparton is a provider of complex and sophisticated electromechanical devices with capabilities that include concept development, industrial design, design and manufacturing engineering, production, distribution, and field service. The Company operates through three reportable business segments; Medical Device (“Medical”), Complex Systems (“CS”) and Defense & Security Systems (“DSS”), which serves Defense, Security Systems, Navigation and Exploration industries. The electromechanical device end markets that Sparton, as a whole, serves are in Medical, Military & Aerospace and Industrial & Instrumentation.

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

Complex Systems Segment

Complex Systems operations provides complex electronics systems to multiple industries, offering end-to-end development and manufacturing solutions focused on high expectations of quality and delivery performance through an international footprint. As a vertically integrated business unit, this segment assists in providing its customers with seamless development of circuit card assemblies for integration into electro-mechanical solutions. By focusing on maximizing efficiency and cost containment at the various steps in the design, engineering, and manufacturing process, Complex Systems acts as an intelligent source and ideal partner for development firms and OEMs. This business unit is a supplier for low to medium volume/high complexity commercial and military aerospace applications, telecommunications, energy, and industrial controls. Its current portfolio of product line applications include: flight controls, cockpit displays, fuel system controls, secure communications, early warning detection, diagnostics systems, security systems, detection systems, lighting, satellite communications, audio, nuclear detection, inventory control, and defense.

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

Other risks and uncertainties that may affect our operations, performance, growth forecasts and business results include, but are not limited to, fluctuations in U.S. and/or world economies, sharp volatility of world financial markets over a short period of time, competition in the overall contract manufacturing business, availability of production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Federal government audits of government contracts, Congressional legislation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation and customer labor and work strikes. Further risk factors are the availability and cost of materials, as well as non-cancelable purchase orders we have committed to in relation to customer forecasts that can be subject to change. A number of events can impact these risks and uncertainties, including potential escalating utility and other related costs due to natural disasters, as well as economic uncertainties such as developments surrounding monetary and fiscal policies in Europe and political uncertainties such as the unrest in Africa and the Middle East. The February 2011 earthquake, tsunami and resultant nuclear disaster in Japan had the potential to cause availability and pricing issues relating to certain materials used within the Company’s products. The Company currently does not believe that the effects of these events will have a material impact on its business. Additional trends, risks and uncertainties that have arisen recently include risks surrounding the Company’s recent acquisitions as well as uncertainties surrounding the global economy and U.S. healthcare legislation and the effects of those uncertainties on OEM behavior, including heightened inventory management, product development cycles and outsourcing strategies. Finally, the Sarbanes-Oxley Act of 2002, and more recently the Dodd-Frank Act have required or will require changes in, and formalization of, some of the Company’s corporate governance and compliance practices. The SEC and the New York Stock Exchange have also passed or will pass related rules and regulations requiring additional compliance activities. Compliance with these rules has increased administrative costs and may increase these costs further in the future. A further discussion of the Company’s risk factors has been included in Part I, Item 1A. Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.

Consolidated Results of Operations

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report.

Summary

The major elements affecting net income for the three and six months ended December 31, 2011 as compared to the three and six months ended December 31, 2010 were as follows (in millions):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
Net income fiscal 2011		$1.4		$5.7
Increased gross profit on Medical programs	$0.1		$1.8
Increased gross profit on CS programs	0.6		0.7
Increased (decreased) gross profit on DSS programs	0.5		(0.1)
Decreased (increased) selling and administrative expenses	0.2		(0.4)
Increased internal research and development expenses	(0.1)		(0.3)
Decreased restructuring/impairment charges	0.1		0.1
Gain on acquisition	—		(2.6)
Decreased carrying costs for closed facilities	—		0.2
Income taxes	(1.0)		(1.8)
Other	0.1		0.2

Net change		0.5		(2.2)

Net income fiscal 2012		$1.9		$3.5

The three and six months ended December 31, 2011 were impacted by the following:

•

Increased gross profit on Medical programs due mainly to increased sales volume resulting from fiscal 2011 acquisitions and overall increased capacity utilization at the Company’s Frederick, Colorado facility.

•

Increased gross profit on CS programs due to increased sales volume and improved gross margin percentages primarily reflecting favorable product mix, including higher margins on new business, and improved capacity utilization at the Company’s Vietnam facility.

•

Increased gross profit on DSS programs in the second quarter due to increased sales volume, partially offset by decreased digital compass sales and increased costs resulting from sonobuoy quality improvement activities in the current year quarter. Slightly decreased gross profit on DSS programs in the first six months due to decreased digital compass sales and increased costs resulting from sonobuoy quality improvement activities in the current year period, partially offset by increased sales volume.

•

Decreased selling and administrative expenses in the second quarter primarily reflecting an unfavorable arbitration award in the prior year quarter, partially offset by increased business development and travel expenses. Increased selling and administrative expenses in the first six months primarily reflecting increased business development and travel expenses, partially offset by an unfavorable arbitration award in the prior year period.

•

Internal research and development expenses of approximately $0.2 million and $0.6 million in the three and six months ended December 31, 2011, respectively, compared to approximately $0.2 million and $0.3 million in the comparable fiscal 2011 periods.

•	Fiscal 2011 restructuring/impairment charges of approximately $0.1 million related to the acquisition of the contract manufacturing business of Delphi Medical Systems, LLC (“Delphi Medical”).

•	Fiscal 2011 $2.6 million gain on acquisition of certain assets related to the contract manufacturing business of Delphi Medical.

•	Fiscal 2012 effective income tax rate of approximately 36% following the June 30, 2011 reinstatement of deferred tax assets.

Presented below are more detailed comparative data and discussions regarding our consolidated results of operations for the three and six months ended December 31, 2011 compared to the three and six months ended December 31, 2010. Results of operations for any period less than one year are not necessarily indicative of results of operations that may be expected for a full year.

For the Three Months Ended December 31, 2011 compared to the Three Months Ended December 31, 2010

The following table presents selected consolidated statement of operations data for the three months ended December 31, 2011 and 2010 (in thousands):

	2011		2010
	Total	% of Sales	Total	% of Sales
Net sales	$55,370	100.0%	$46,331	100.0%
Cost of goods sold	46,634	84.2	38,784	83.7

Gross profit	8,736	15.8	7,547	16.3
Selling and administrative expenses	5,535	10.0	5,689	12.3
Internal research and development expenses	218	0.4	155	0.3
Restructuring/impairment charges	(59)	(0.1)	—	—
Other operating expense, net	123	0.2	122	0.3

Operating income	2,919	5.3	1,581	3.4
Total other income (expense), net	92	0.1	(32)	(0.1)

Income before provision for income taxes	3,011	5.4	1,549	3.3
Provision for income taxes	1,069	1.9	114	0.2

Net income	$1,942	3.5%	$1,435	3.1%

The following table presents net sales for the three months ended December 31, 2011 and 2010 (in thousands):

	2011		2010
SEGMENT	Total	% of Total	Total	% of Total	% Change
Medical	$28,027	51%	$25,650	55%	9%
CS	12,549	23	10,512	23	19
DSS	18,476	33	13,179	28	40
Eliminations	(3,682)	(7)	(3,010)	(6)	22

Totals	$55,370	100%	$46,331	100%	20

The following table presents gross profit and gross profit as a percent of net sales for the three months ended December 31, 2011 and 2010 (in thousands):

	2011		2010
SEGMENT	Total	GP%	Total	GP%
Medical	$3,883	14%	$3,790	15%
CS	1,306	10	749	7
DSS	3,547	19	3,008	23

Totals	$8,736	16	$7,547	16

The following table presents operating income (loss) and operating income (loss) as a percent of net sales for the three months ended December 31, 2011 and 2010 (in thousands):

	2011		2010
SEGMENT	Total	% of Sales	Total	% of Sales
Medical	$2,332	8%	$1,850	7%
CS	600	5	(106)	(1)
DSS	2,404	13	2,069	16
Other unallocated	(2,417)	—	(2,232)	—

Totals	$2,919	5	$1,581	3

Medical

Medical sales increased approximately $2.4 million in the three months ended December 31, 2011 as compared with the same quarter last year, reflecting $4.2 million of net increased sales to new and existing customers and $2.5 million of incremental sales in fiscal 2012 from the Company’s fiscal 2011 acquisition of Byers Peak in March 2011. Included in the net increase to new and existing customers is approximately $0.5 million of accelerated sales to one customer in advance of the transfer of production of this customer’s products in connection with the consolidation of the Byers Peak facility into the Frederick, Colorado facility. Partially offsetting these sales increases was $4.3 million of decreased sales to two customers. Decreased sales to one customer of $2.7 million reflect the impact of this customer’s disengagement during fiscal 2011. Decreased sales to another customer, Siemens Diagnostics, of $1.6 million reflects, in part, the impact of its intended dual sourcing of certain of its programs with the Company. Medical sales are dependent on a small number of key strategic customers. Fenwal Blood Technologies, which became a customer with the Delphi Medical acquisition in August 2010, contributed 14% and 15% of consolidated company net sales during the three months ended December 31, 2011 and 2010, respectively. Siemens Diagnostics contributed 11% and 17% of consolidated company net sales during the three months ended December 31, 2011 and 2010, respectively. During the fourth quarter of fiscal 2011, Siemens notified the Company that it intends to dual source two of its larger programs with the Company beginning in fiscal 2012. Annual sales related to these programs aggregated $27.8 million in fiscal 2011 and $7.5 million for the first half of fiscal 2012. The Company is forecasting fiscal 2012 revenues from the Siemens dual sourced programs to range from $12 million to $13 million. Medical backlog was approximately $36.0 million at December 31, 2011. Commercial orders, in general, may be rescheduled or cancelled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the December 31, 2011 Medical backlog is currently expected to be realized in the next 12 months.

Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and costs associated with new program introduction. The gross profit percentage on Medical sales remained relatively consistent at 14% for the three months ended December 31, 2011 compared to 15% for prior year quarter. This comparable margin on Medical sales reflects decreased capacity utilization at the Strongsville, Ohio facility, and certain unfavorable product mix between the two periods, partially offset by increased capacity utilization at the Frederick, Colorado facility and cost management efforts at the Strongsville, Ohio facility.

Selling and administrative expenses relating to the Medical segment were $1.5 million and $1.8 million for the three months ended December 31, 2011 and 2010, respectively, reflecting $0.4 million of charges in the prior year period related to an unfavorable arbitration award related to a dispute with a disengaging customer, partially offset by increased allocated corporate selling and administrative expenses in the current year quarter.

CS

CS sales increased approximately $2.0 million in the three months ended December 31, 2011 as compared with the same quarter last year. The comparable sales reflect $2.2 million of increased sales to multiple new and existing customers, partially offset by $0.9 million reduced demand for three customers’ programs. CS sales also include intercompany sales resulting primarily from the production of circuit boards that are then utilized in DSS product sales. Intercompany sales increased approximately $0.7 million in the comparable three month period. These intercompany sales are eliminated in consolidation. CS backlog was approximately $33.5 million at December 31, 2011. Commercial orders, in general, may be rescheduled or cancelled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the December 31, 2011 CS backlog is currently expected to be realized in the next 12 months.

The gross profit percentage on CS sales increased to 10% for the three months ended December 31, 2011 compared to 7% for the three months ended December 31, 2010. The quarter over quarter comparison primarily reflects favorable product mix, including higher margins on new business, and improved capacity utilization at the Company’s Vietnam facility in the current year quarter.

Selling and administrative expenses relating to the CS segment were $0.7 million for the three months ended December 31, 2011 compared to $0.9 million for the three months ended December 31, 2010, primarily reflecting decreased allocated corporate selling and administrative expenses in the current year quarter.

DSS

DSS sales increased approximately $5.3 million in the three months ended December 31, 2011 as compared with the same quarter last year, reflecting increased sonobuoy sales to foreign governments, as well as increased U.S. Navy sonobuoy production and engineering sales in the current year quarter, partially offset by decreased digital compass sales. Total sales to the U.S. Navy in the three months ended December 31, 2011 and 2010 was approximately $13.1 million and $10.2 million, or 24% and 22%, respectively, of consolidated Company net sales for those periods. Sonobuoy sales to foreign governments were $5.2 million and $1.9 million in the three months ended December 31, 2011 and 2010, respectively. DSS backlog was approximately $57.0 million at December 31, 2011. A majority of the December 31, 2011 DSS backlog is currently expected to be realized within the next 12 to 16 months.

The gross profit percentage on DSS sales for the three months ended December 31, 2011 was 19% compared to 23% for the three months ended December 31, 2010. Gross profit percentage was adversely affected in the current year quarter by decreased digital compass sales, which typically carry higher margins, and by increased costs resulting from sonobuoy quality improvement activities in the current year quarter, partially offset by the positive impact from a significant increase in foreign sonobuoy sales, which also typically carry higher margins.

Selling and administrative expenses relating to the DSS segment were $0.9 million and $0.8 million for the three months ended December 31, 2011 and 2010, respectively, reflecting increased business development efforts in the current fiscal quarter.

Internal research and development expenses reflect costs incurred for the internal development of technologies for use in navigation, oil and gas exploration and port security. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment. The Company incurred $0.2 million of internally funded research and development expenses in each of the three months ended December 31, 2011 and 2010, respectively.

Other Unallocated

Total corporate selling and administrative expenses were $4.2 million and $3.8 million for the three months ended December 31, 2011 and 2010, respectively, reflecting increased expenses related to business development, information technology, travel and stock-based compensation. Of these costs, $1.8 million and $1.6 million, respectively, were allocated to segment operations in these periods. Allocations of corporate selling and administrative expenses are based on the nature of the service provided and can fluctuate from period to period.

Interest expense consists of interest and fees on our outstanding debt and revolving credit facility, including amortization of financing costs. Interest expense was $0.2 million for each of the three months ended December 31, 2011 and 2010. See Note 6, Debt, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of debt.

Other income (expense), net for the three months ended December 31, 2011 includes a gain on sale of investment of $0.1 million from the sale of the Company’s interest in Cybernet Systems Corporation. See “Commitments and Contingencies” below for a further discussion of this sale.

The Company is responsible for income taxes within each jurisdiction in which it operates. The Company recorded an income tax expense of approximately $1.1 million for the three months ended December 31, 2011 compared to an income tax expense of approximately $0.1 million for the three months ended December 31, 2010. At June 30, 2011, the Company reinstated approximately $11.7 million of deferred tax assets as the Company now believes it is more likely than not that it will be able to utilize these tax benefits in future periods. See Note 8, Income Taxes, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of income taxes.

Due to the factors described above, the Company reported net income of $1.9 million ($0.19 per share, basic and diluted) for the three months ended December 31, 2011, compared to net income of $1.4 million ($0.14 per share, basic and diluted) for the corresponding period last year.

For the Six Months Ended December 31, 2011 compared to the Six Months Ended December 31, 2010

The following table presents selected consolidated statement of operations data for the six months ended December 31, 2011 and 2010 (in thousands):

	2011		2010
	Total	% of Sales	Total	% of Sales
Net sales	$107,203	100.0%	$92,098	100.0%
Cost of goods sold	90,123	84.1	77,525	84.2

Gross profit	17,080	15.9	14,573	15.8
Selling and administrative expenses	10,946	10.2	10,523	11.4
Internal research and development expenses	616	0.6	282	0.3
Restructuring/impairment charges	(59)	(0.1)	77	0.1
Gain on acquisition	—	—	(2,550)	(2.8)
Other operating expense, net	269	0.2	406	0.5

Operating income	5,308	5.0	5,835	6.3
Total other income (expense), net	61	0.0	(70)	(0.0)

Income before provision for income taxes	5,369	5.0	5,765	6.3
Provision for income taxes	1,918	1.8	100	0.1

Net income	$3,451	3.2%	$5,665	6.2%

The following table presents net sales for the six months ended December 31, 2011 and 2010 (in thousands):

	2011		2010
SEGMENT	Total	% of Total	Total	% of Total	% Change
Medical	$55,487	52%	$44,695	49%	24%
CS	25,109	23	22,840	25	10
DSS	33,763	32	30,776	33	10
Eliminations	(7,156)	(7)	(6,213)	(7)	15

Totals	$107,203	100%	$92,098	100%	16

The following table presents gross profit and gross profit as a percent of net sales for the six months ended December 31, 2011 and 2010 (in thousands):

	2011		2010
SEGMENT	Total	GP%	Total	GP%
Medical	$7,497	14%	$5,657	13%
CS	2,394	10	1,656	7
DSS	7,189	21	7,260	24

Totals	$17,080	16	$14,573	16

The following table presents operating income (loss) and operating income (loss) as a percent of net sales for the six months ended December 31, 2011 and 2010 (in thousands):

	2011		2010
SEGMENT	Total	% of Sales	Total	% of Sales
Medical	$4,219	8%	$4,797	11%
CS	943	4	(9)	—
DSS	4,645	14	5,391	18
Other unallocated	(4,499)	—	(4,344)	—

Totals	$5,308	5	$5,835	6

Medical

Medical sales increased approximately $10.8 million in the six months ended December 31, 2011 as compared with the same period last year, reflecting $9.6 million of net increased sales to new and existing customers and $8.3 million of incremental sales in fiscal 2012 from the Company’s fiscal 2011 acquisitions of Delphi Medical and Byers Peak in August 2010 and March 2011, respectively. Included in the net increase to new and existing customers is approximately $0.9 million of accelerated sales to one customer in advance of the transfer of production of this customer’s products in connection with the consolidation of the Byers Peak facility into the Frederick, Colorado facility. Partially offsetting these sales increases was $7.1 million of decreased sales to two customers. Decreased sales to one customer of $3.5 million reflect the impact of this customer’s disengagement during fiscal 2011. Decreased sales to another customer, Siemens Diagnostics, of $3.6 million reflects, in part, the impact of its intended dual sourcing of certain of its programs with the Company. Medical sales are dependent on a small number of key strategic customers. Fenwal Blood Technologies, which became a customer with the Delphi Medical acquisition in August 2010, contributed 15% and 11% of consolidated company net sales during the six months ended December 31, 2011 and 2010, respectively. Siemens Diagnostics contributed 11% and 17% of consolidated company net sales during the six months ended December 31, 2011 and 2010, respectively. During the fourth quarter of fiscal 2011, Siemens notified the Company that it intends to dual source two of its larger programs with the Company beginning in fiscal 2012. Annual sales related to these programs aggregated $27.8 million in fiscal 2011 and $7.5 million for the first half of fiscal 2012. The Company is forecasting fiscal 2012 revenues from the Siemens dual sourced programs to range from $12 million to $13 million.

The gross profit percentage on Medical sales increased to 14% from 13% for the six months ended December 31, 2011 and 2010, respectively. This improvement in margin on Medical sales reflects increased capacity utilization at the Frederick, Colorado facility and cost management efforts at the Strongsville, Ohio facility, offset by decreased capacity utilization at the Strongsville, Ohio facility.

Selling and administrative expenses relating to the Medical segment remained consistent at $3.1 million for each of the six months ended December 31, 2011 and 2010, reflecting charges in the prior year period related to a $0.4 million unfavorable arbitration award related to a dispute with a disengaging customer, partially offset by increased allocated corporate selling and administrative expenses and costs in the current year period relating to changes in operational leadership.

On August 6, 2010, the Company completed the acquisition of certain assets related to the contract manufacturing business of Delphi Medical. The Company determined that the fair value of the assets acquired and liabilities assumed related to this acquisition exceeded the total purchase consideration and as a result the Company recorded a gain on acquisition of $2.6 million in the six months ended December 31, 2010.

CS

CS sales increased approximately $2.3 million in the six months ended December 31, 2011 as compared with the same period last year. The comparable sales reflect $4.1 million of increased sales to multiple new and existing customers, offset by $2.7 million reduced demand for three customers’ programs. CS sales also include intercompany sales resulting primarily from the production of circuit boards that are then utilized in DSS product sales. Intercompany sales increased approximately $0.9 million in the comparable six month period. These intercompany sales are eliminated in consolidation.

The gross profit percentage on CS sales increased to 10% for the six months ended December 31, 2011 compared to 7% for the six months ended December 31, 2010. The period over period comparison primarily reflects favorable product mix, including higher margins on new business, and improved capacity utilization at the Company’s Vietnam facility in the current year period.

Selling and administrative expenses relating to the CS segment were $1.5 million for the six months ended December 31, 2011 compared to $1.7 million for the six months ended December 31, 2010, primarily reflecting decreased allocated corporate selling and administrative expenses in the current year period.

DSS

DSS sales increased approximately $3.0 million in the six months ended December 31, 2011 as compared with the same period last year, reflecting increased sonobuoy sales to foreign governments, partially offset by decreased U.S. Navy sonobuoy production and digital compass sales in the current year period. Total sales to the U.S. Navy in the six months ended December 31, 2011 and 2010 was approximately $19.0 million and $25.6 million, or 18% and 28%, respectively, of consolidated Company net sales for those periods. Sonobuoy sales to foreign governments were $14.5 million and $3.5 million in the six months ended December 31, 2011 and 2010, respectively.

The gross profit percentage on DSS sales for the six months ended December 31, 2011 was 21% compared to 24% for the six months ended December 31, 2010. Gross profit percentage was adversely affected in the current year period by increased costs resulting from sonobuoy quality improvement activities in the current year period and decreased digital compass sales, which typically carry higher margins, partially offset by the positive impact from a significant increase in foreign sonobuoy sales, which also typically carry higher margins.

Selling and administrative expenses relating to the DSS segment were $1.9 million and $1.6 million for the six months ended December 31, 2011 and 2010, respectively, reflecting increased business development efforts in the current fiscal period.

Internal research and development expenses reflect costs incurred for the internal development of technologies for use in navigation, oil and gas exploration and port security. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment. The Company incurred $0.6 million and $0.3 million of internally funded research and development expenses in the six months ended December 31, 2011 and 2010, respectively.

Other Unallocated

Total corporate selling and administrative expenses were $8.0 million and $7.5 million for the six months ended December 31, 2011 and 2010, respectively, reflecting increased expenses related to business development, travel and stock-based compensation. Of these costs, $3.5 million and $3.4 million, respectively, were allocated to segment operations in these periods. Allocations of corporate selling and administrative expenses are based on the nature of the service provided and can fluctuate from period to period.

Interest expense consists of interest and fees on our outstanding debt and revolving credit facility, including amortization of financing costs. Interest expense was $0.4 million for each of the six months ended December 31, 2011 and 2010. See Note 6, Debt, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of debt.

Other income (expense), net for the three months ended December 31, 2011 includes a gain on sale of investment of $0.1 million from the sale of the Company’s interest in Cybernet Systems Corporation. See “Commitments and Contingencies” below for a further discussion of this sale.

The Company is responsible for income taxes within each jurisdiction in which it operates. The Company recorded an income tax expense of approximately $1.9 million for the six months ended December 31, 2011 compared to an income tax expense of approximately $0.1 million for the six months ended December 31, 2010. At June 30, 2011, the Company reinstated approximately $11.7 million of deferred tax assets as the Company now believes it is more likely than not that it will be able to utilize these tax benefits in future periods. See Note 8, Income Taxes, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of income taxes.

Due to the factors described above, the Company reported net income of $3.5 million ($0.34 per share, basic and $0.33 per share diluted) for the six months ended December 31, 2011, compared to net income of $5.7 million ($0.56 per share, basic and $0.55 per share, diluted) for the corresponding period last year.

Liquidity and Capital Resources

Certain of the Company’s DSS contracts allow for billings to occur when certain milestones under the applicable program are reached, independent of the amount shipped by Sparton as of such date. These advance billings reduce the amount of cash that would otherwise be required during the performance of these contracts. As of December 31, 2011 and June 30, 2011, $18.9 million and $13.0 million, respectively, of billings in excess of costs were received. The Company currently expects to meet its liquidity needs through a combination of sources including, but not limited to, operations, existing cash balances, its revolving line-of-credit, anticipated continuation of advance billings on certain DSS contracts and improvement in working capital management. With the above sources providing the expected cash flows, the Company currently believes that it will have sufficient liquidity for its anticipated needs over the next 12 months, but no assurances regarding liquidity can be made.

Operating activities provided $7.7 million and $6.0 million of net cash flows in six months ended December 31, 2011 and 2010, respectively. Excluding changes in working capital, operating activities provided $6.8 million and $4.8 million in the first six months of fiscal 2012 and 2011, respectively, reflecting the Company’s relative operating performance during those periods. Working capital provided $0.9 million and $1.2 million of net cash flows in the six months ended December 31, 2011 and 2010, respectively. Working capital related cash flows in the first six months of fiscal 2012 primarily reflect the collection of advance billings related to U.S. Navy contracts during the quarter in excess of the funding of production under those contracts, partially offset by increased accounts receivable, increased prepaid expenses and other assets and reduced accounts payable and accrued liabilities. Working capital related cash flows in the first six months of fiscal 2011 primarily reflect reduced working capital requirements related to lower sequential quarterly sales volumes and the Company’s inventory management efforts, particularly in relation to the acquired Colorado facility’s acquired inventory. Additionally contributing to the positive working capital cash flows were the collection of advance billings related to U.S. Navy contracts during the six month period in excess of the funding of production under those contracts. Partially offsetting these sources was the initial working capital funding related the Company’s newly acquired Colorado facility as well as a funding of a pension contribution during the period.

Cash flows used in investing activities in six months ended December 31, 2011 and 2010 totaled $0.2 million and $6.6 million, respectively. The six months ended December 31, 2011 reflects the Company’s sale of its investment in Cybernet Systems Corporation for approximately $1.8 million. The six months ended December 31, 2010 reflects the acquisition of certain assets related to the contract manufacturing business of Delphi Medical. The consideration paid of $8.4 million was net of assumed employee accrual adjustments. The purchase was financed entirely through the use of Company cash. The six months ended December 31, 2010 also reflects the $3.2 million source of cash from the dissolution of a trust related to environmental remediation activities at one of Sparton’s former facilities. For further discussion of this remediation activity, see “Commitments and Contingencies” below. Capital expenditures for the six months ended December 31, 2011 and 2010 were approximately $1.9 million and $1.4 million, respectively. Included within the fiscal 2012 capital expenditures is approximately $0.8 million of capital expenditures related to the expected implementation of a new enterprise resource planning system to be put into service in calendar 2012.

Cash flows used in financing activities in the six months ended December 31, 2011 and 2010 totaled $1.5 million and $0.1 million, respectively. The primary use of cash in first six months of fiscal 2012 was the repurchase of $1.5 million of the Company’s common stock. See below for a further discussion of the Company’s stock repurchase plan. Each of the six months ended December 31, 2011 and 2010 reflect repayments on the Company’s outstanding industrial revenue bonds with the state of Ohio of $0.1 million. Additionally, the Company received $0.1 million during the first six months of fiscal 2012 from the exercise of stock options.

As of December 31, 2011, the Company’s bank line-of-credit facility totaled $20.0 million, subject to certain collateral restrictions, with no borrowings against the available funds. The Company did have certain letters of credit outstanding against this facility totaling $0.5 million at December 31, 2011. This bank debt is subject to certain customary covenants which the Company was in compliance with at December 31, 2011. The maturity date for this line-of-credit is August 14, 2012. The Company also has approximately $1.7 million of industrial revenue bonds outstanding at December 31, 2011. See Note 6, Debt, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of the Company’s debt.

During fiscal 2011, the Company took certain cost reduction actions in relation to its acquisition of certain assets related to the contract manufacturing business of Delphi Medical. These actions included a workforce reduction and the consolidation of the Frederick, Colorado manufacturing facilities from two to one. All of these restructuring activities were completed as of December 31, 2011. In conjunction with the Byers Peak acquisition, the Company consolidated the Byers Peak operations into the Company’s Frederick, Colorado facility. These restructuring activities consisted primarily of production moving costs. Restructuring/impairment charges recognized within the Medical segment of less than $0.1 million have been incurred as of December 31, 2011 related to these acquisition related restructuring activities. The Company does not expect to recognize any additional costs related to these activities and all cash expenditures have been made as of December 31, 2011.

On August 24, 2011 the Company’s Board of Directors approved a repurchase by the Company of up to $3.0 million of shares of its common stock during the 24-month period beginning on the date of authorization. The Company may purchase shares from time to time in open market, block transactions and privately negotiated transactions at prices deemed appropriate by management, depending on market conditions, applicable laws and other factors. The stock repurchase program does not require the Company to repurchase any specific number of shares and may be discontinued at any time. Pursuant to this stock repurchase program, during the six months ended December 31, 2011, the Company purchased 186,795 shares of its common stock at an average price of $7.85 per share for approximately $1.5 million. Shares purchased under the plan were cancelled upon repurchase. As of December 31, 2011, approximately $1.5 million remained available under the stock repurchase program. During January 2012, the Company purchased an additional 151,110 shares of its common stock under the stock repurchase program at an average price of $8.42 per share for approximately $1.2 million.

Commitments and Contingencies

Environmental Remediation

Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Although the Company entered into a long-term lease of the Coors Road property that was accounted for as a sale of property during fiscal 2010, it remains responsible for the remediation obligations related to its past operation of this facility. At December 31, 2011, Sparton had accrued approximately $4.0 million as its estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which approximately $0.4 million is classified as a current liability and included on the balance sheet in other accrued expenses. The Company’s minimum cost estimate is based upon existing technology and excludes certain legal costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements.

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

In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8.4 million incurred from the date of settlement, if any, of which approximately $3.8 million has been expended as of December 31, 2011 toward the $8.4 million threshold. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At December 31, 2011, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded and net of DOE reimbursement, could be up to $1.9 million before income taxes over the next approximately twenty years.

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

Cybernnet

On October 6, 2011 the Company and Spencer Street Investments, Inc. (“Spencer”) reached an agreement with Chuck J. Jacobus, Heidi Jacobus and Cybernet Systems Corporation (“Cybernet”) to settle a lawsuit filed in the Washtenaw County Circuit Court (Case No. 10-378-CZ) by the Company and Spencer on April 7, 2010 against Mr. Jacobus, Ms. Jacobus and Cybernet, as well as the countersuit against the Company and Cary Wood. The complaint filed by Sparton and Spencer alleged minority oppression and breach of fiduciary duties by Cybernet, Charles Jacobus and Heidi Jacobus. Sparton and Spencer claimed that Cybernet’s actions, as directed and implemented by the Jacobuses, frustrated the rights of the minority shareholders, including but not limited to failing to return any capital to the minority shareholders. In response to the complaint, Cybernet filed a counter-complaint against the Company and Cary Wood alleging that Cary Wood, as a member of Cybernet’s board of directors, breached his duties to Cybernet. At the conclusion of facilitation, the parties agreed to a complete settlement. The settlement closed in November, 2011. Pursuant to the settlement, the parties agreed to release all claims against each other and Cybernet repurchased the shares of Cybernet common stock held by the Company for $1.75 million.

U.S. Government Audits

Federal government agencies, including the Defense Contract Audit Agency (“DCAA”) and the Defense Contract Management Agency (“DCMA”), routinely audit and investigate government contracts and government contractors’ administrative processes and systems. These agencies review the Company’s performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also review the adequacy of the Company’s internal control systems and policies, including the Company’s purchasing, accounting, estimating, compensation and management information processes and systems.

The Company responded in November 2011 to DCAA review comments received in the first quarter of fiscal 2012 regarding corrective actions to improve the reliability for accumulating costs under government contracts. As a result, DCMA has determined our cost accounting system is currently adequate and the Company remains eligible to receive cost reimbursable contracts from the U.S. Government. While the Company’s corrective actions remain open for further review, the Company remains confident formal resolution of DCAA cost accounting practices findings will not have a material adverse impact on the Company’s financial results.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Information regarding the Company’s long-term debt obligations, environmental liability payments, operating lease payments, and other commitments is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. As of June 30, 2011, there were $29.6 million of non-cancelable purchase orders outstanding. This amount has decreased to $27.7 million as of December 31, 2011. Other than as noted above, there have been no material changes in the nature or amount of the Company’s contractual obligations since June 30, 2011.

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

The Company’s revolving credit line, if drawn upon, is subject to future interest rate fluctuations which could potentially have a negative impact on cash flows of the Company. The Company is not party to any currency exchange or interest rate protection agreements as of December 31, 2011.

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

There have been no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about shares of common stock the Company acquired during the three months ended December 31, 2011:

Issuer Purchases of Equity Securities

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (a)
October 1, 2011 to October 31, 2011	52,379	$7.31	52,379	$2,617,098
November 1, 2011 to November 30, 2011	82,208	$7.91	82,208	$1,966,610
December 1, 2011 to December 31, 2011	52,208	$8.29	52,208	$1,533,979

Total	186,795	$7.85	186,795	$1,533,979

(a)	On August 24, 2011 the Company’s Board of Directors approved a repurchase by the Company of up to $3.0 million of shares of its common stock during the 24-month period beginning on the date of authorization. The Company may purchase shares from time to time in open market, block transactions and privately negotiated transactions at prices deemed appropriate by management, depending on market conditions, applicable laws and other factors. The stock repurchase program does not require the Company to repurchase any specific number of shares and may be discontinued at any time. During January 2012, the Company purchased an additional 151,110 shares of its common stock under the stock repurchase program at an average price of $8.42 per share for approximately $1.2 million.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Second Amended Articles of Incorporation of the Registrant, incorporated herein by reference from the Registrant’s Proxy Statement on Form DEF 14A filed with the SEC on September 21, 2010.

3.2	Amended and Restated Code of Regulations of the Registrant, incorporated herein by reference from the Registrant’s Proxy Statement on Form DEF 14A filed with the SEC on September 21, 2010.

31.1*	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sparton Corporation

Date: February 7, 2012	By:	/s/ CARY B. WOOD
Cary B. Wood
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 7, 2012	By:	/s/ GREGORY A. SLOME
Gregory A. Slome
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)