Form 10-Q
period 2012-03-31
SPARTON CORP
filed 2012-05-08
CIK 92679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 2, 2012, there were 10,091,215 shares of common stock, $1.25 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SPARTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in thousands, except share data)

	March 31, 2012	June 30, 2011 (a)
Assets
Current Assets:
Cash and cash equivalents	$26,682	$24,550
Accounts receivable, net of allowance for doubtful accounts of $147 and $65, respectively	31,969	23,896
Inventories and cost of contracts in progress, net	39,252	38,752
Deferred income taxes	1,341	4,417
Prepaid expenses and other current assets	2,673	1,796

Total current assets	101,917	93,411
Property, plant and equipment, net	13,837	11,395
Goodwill	7,472	7,472
Other intangible assets, net	1,723	2,053
Deferred income taxes — non-current	5,754	5,740
Other non-current assets	665	2,538

Total assets	$131,368	$122,609

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$131	$126
Accounts payable	15,097	16,608
Accrued salaries and wages	5,863	5,626
Accrued health benefits	1,369	980
Current portion of pension liability	5	306
Advance billings on customer contracts	19,621	13,021
Other accrued expenses	5,663	5,421

Total current liabilities	47,749	42,088
Pension liability — non-current portion	—	41
Long-term debt — non-current portion	1,571	1,670
Environmental remediation — non-current portion	3,544	3,763

Total liabilities	52,864	47,562
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, no par value; 200,000 shares authorized, none outstanding	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 10,038,008 and 10,236,484 shares issued and outstanding, respectively	12,548	12,796
Capital in excess of par value	18,776	20,635
Retained earnings	47,943	42,487
Accumulated other comprehensive loss	(763)	(871)

Total shareholders’ equity	78,504	75,047

Total liabilities and shareholders’ equity	$131,368	$122,609

(a)	Derived from the Company’s audited financial statements as of June 30, 2011.

See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Dollars in thousands, except share data)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Net sales	$55,048	$50,352	$162,251	$142,450
Cost of goods sold	45,887	42,150	136,010	119,675

Gross profit	9,161	8,202	26,241	22,775
Operating Expense:
Selling and administrative expenses	5,509	5,143	16,455	15,666
Internal research and development expenses	347	282	963	564
Amortization of intangible assets	109	127	330	347
Restructuring/impairment charges	—	—	(59)	77
Gain on acquisition	—	—	—	(2,550)
Gain on sale of property, plant and equipment, net	—	(121)	—	(139)
Other operating expenses	26	92	74	296

Total operating expense, net	5,991	5,523	17,763	14,261

Operating income	3,170	2,679	8,478	8,514
Other income (expense)
Interest expense	(175)	(178)	(522)	(529)
Interest income	25	32	73	118
Gain on sale of investment	—	—	127	—
Other, net	113	105	346	300

Total other income (expense), net	(37)	(41)	24	(111)

Income before provision for income taxes	3,133	2,638	8,502	8,403
Provision for income taxes	1,128	115	3,046	215

Net income	$2,005	$2,523	$5,456	$8,188

Income per share of common stock:
Basic	$0.20	$0.25	$0.53	$0.80

Diluted	$0.20	$0.25	$0.53	$0.80

Weighted average shares of common stock outstanding:
Basic	10,055,459	10,223,928	10,204,444	10,211,187

Diluted	10,095,705	10,269,489	10,241,614	10,243,961

See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

	For the Nine Months Ended
	March 31, 2012	March 31, 2011
Cash Flows from Operating Activities:
Net income	$5,456	$8,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,272	1,076
Deferred income tax expense	3,042	342
Pension expense	21	427
Stock-based compensation expense	738	502
Gain on acquisition	—	(2,550)
Gain on sale of property, plant and equipment, net	—	(139)
Gain on sale of investment	(127)	—
Other	260	261
Changes in operating assets and liabilities:
Accounts receivable	(8,073)	(2,562)
Inventories and cost of contracts in progress	(500)	(1,602)
Prepaid expenses and other assets	(1,156)	(610)
Advance billings on customer contracts	6,600	(2,316)
Accounts payable and accrued expenses	(1,097)	2,428

Net cash provided by operating activities	6,436	3,445
Cash Flows from Investing Activities:
Purchase of certain assets of Delphi Medical	—	(8,419)
Purchase of certain assets of Byers Peak	—	(4,350)
Change in restricted cash	—	3,162
Purchases of property, plant and equipment	(3,383)	(2,274)
Proceeds from sale of property, plant and equipment	275	4,039
Proceeds from sale of investment	1,750	—

Net cash used in investing activities	(1,358)	(7,842)
Cash Flows from Financing Activities:
Repayment of long-term debt	(101)	(98)
Repurchase of stock	(2,997)	—
Proceeds from the exercise of stock options	152	25

Net cash used in financing activities	(2,946)	(73)

Net increase (decrease) in cash and cash equivalents	2,132	(4,470)
Cash and cash equivalents at beginning of period	24,550	30,589

Cash and cash equivalents at end of period	$26,682	$26,119

Supplemental disclosure of cash flow information:
Cash paid for interest	$264	$274
Cash paid (received) for income taxes	$481	$(81)

See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands, except share data)

	Nine Months Ended March 31, 2012
	Common Stock		Capital In Excess	Retained	Accumulated Other Comprehensive
	Shares	Amount	of Par Value	Earnings	Income (Loss)	Total
Balance at June 30, 2011	10,236,484	$12,796	$20,635	$42,487	$(871)	$75,047
Issuance of stock	160,641	201	(201)	—	—	—
Forfeiture of restricted stock	(13,290)	(17)	17	—	—	—
Repurchase of stock	(368,068)	(460)	(2,537)	—	—	(2,997)
Exercise of stock options	22,241	28	124	—	—	152
Stock-based compensation	—	—	738	—	—	738
Comprehensive income, net of tax:
Net income	—	—	—	5,456	—	5,456
Change in unrecognized pension costs	—	—	—	—	108	108

Comprehensive income						5,564

Balance at March 31, 2012	10,038,008	$12,548	$18,776	$47,943	$(763)	$78,504

	Nine Months Ended March 31, 2011
	Common Stock		Capital In Excess	Retained	Accumulated Other Comprehensive
	Shares	Amount	of Par Value	Earnings	Income (Loss)	Total
Balance at June 30, 2010	10,200,534	$12,751	$19,864	$35,026	$(3,372)	$64,269
Issuance of stock	30,950	39	(39)	—	—	—
Exercise of stock options	5,000	6	19	—	—	25
Stock-based compensation	—	—	502	—	—	502
Comprehensive income, net of tax:
Net income	—	—	—	8,188	—	8,188
Change in unrecognized pension costs	—	—	—	—	420	420

Comprehensive income						8,608

Balance at March 31, 2011	10,236,484	$12,796	$20,346	$43,214	$(2,952)	$73,404

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

The unaudited condensed financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial information presented herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, which includes information and disclosures not presented herein. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications of prior period amounts have been made to conform to the current year presentation. Subsequent events have been evaluated through the date these financial statements were issued. In the opinion of management, the unaudited condensed consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three and nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year 2012.

(2) Inventories and Cost of Contracts in Progress

The following are the major classifications of inventory, net of interim billings, at March 31, 2012 and June 30, 2011 (in thousands):

	March 31, 2012	June 30, 2011
Raw materials	$36,003	$35,695
Work in process	8,080	7,819
Finished goods	5,773	4,239

Total inventory and cost of contracts in progress, gross	49,856	47,753
Inventory to which the U.S. government has title due to interim billings	(10,604)	(9,001)

Total inventory and cost of contracts in progress, net	$39,252	$38,752

The Company recorded inventory write-downs totaling approximately $0.1 million and $0.0 million for the three months ended March 31, 2012 and 2011, respectively, and $0.5 million and $0.1 million for the nine months ended March 31, 2012 and 2011, respectively. These charges are included in cost of goods sold for the periods presented.

(3) Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following at March 31, 2012 and June 30, 2011 (in thousands):

	March 31, 2012	June 30, 2011
Land and land improvements	$1,235	$1,235
Buildings and building improvements	16,268	15,604
Machinery and equipment	15,369	14,250
Construction in progress	2,712	1,114

Total property, plant and equipment	35,584	32,203
Less accumulated depreciation	(21,747)	(20,808)

Total property, plant and equipment, net	$13,837	$11,395

Included in construction in progress at March 31, 2012 and June 30, 2011 is approximately $1.7 million and $0.5 million, respectively, related to the implementation of a new enterprise resource planning system expected to be put into service in calendar 2012.

(4) Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of the net assets acquired in conjunction with the Company’s purchases of Astro Instrumentation, LLC (“Astro”) in May 2006 and Byers Peak, Incorporated (“Byers Peak”) in March 2011. Goodwill related to both of these acquisitions is reflected within the Company’s Medical operating segment. Changes in the carrying value of goodwill for the nine months ended March 31, 2012 and year ended June 30, 2011 and the ending composition of goodwill as of March 31, 2012 and June 30, 2011 are as follows (in thousands):

	March 31, 2012	June 30, 2011
Goodwill, beginning of period	$7,472	$19,141
Additions to goodwill during the period	—	1,484
Impairment losses during the period	—	(13,153)

Goodwill, end of period	$7,472	$7,472

	March 31, 2012	June 30, 2011
Acquired Goodwill	$20,625	$20,625
Accumulated impairment	(13,153)	(13,153)

Goodwill	$7,472	$7,472

Other intangible assets represent the values assigned to customer relationships acquired in conjunction with the Company’s purchases of Astro and Byers Peak and the values assigned to non-compete agreements acquired in conjunction with the Company’s purchase of Byers Peak. All of the Company’s intangible assets are included within the Medical Segment. The amortization periods, gross carrying amounts, accumulated amortization, accumulated impairments and net carrying values of intangible assets at March 31, 2012 and June 30, 2011 are as follows (in thousands):

	March 31, 2012
	Amortization Period in Months	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Net Carrying Value
Amortized intangible assets:
Non-compete agreements	24	$158	$(85)	$—	$73
Customer relationships	120-180	7,900	(2,587)	(3,663)	1,650

		$8,058	$(2,672)	$(3,663)	$1,723

	June 30, 2011
Amortized intangible assets:
Non-compete agreements	24	$158	$(26)	$—	$132
Customer relationships	120-180	7,900	(2,316)	(3,663)	1,921

		$8,058	$(2,342)	$(3,663)	$2,053

Sparton did not incur any significant costs to renew or alter the term of its intangible assets during the nine months ended March 31, 2012. Amortization expense for each of the three months ended March 31, 2012 and 2011 was approximately $0.1 million. Amortization expense for each of the nine months ended March 31, 2012 and 2011 was approximately $0.3 million. Aggregate amortization expense relative to existing intangible assets for the periods shown is currently estimated to be as follows (in thousands):

Fiscal Year Ending June 30,
2012	$435
2013	372
2014	283
2015	247
2016	210
Thereafter	506

Total	$2,053

(5) Other non-current assets

Other non-current assets consist of the following at March 31, 2012 and June 30, 2011 (in thousands):

	March 31, 2012	June 30, 2011
Deferred financing fees, net	$113	$367
Cost method investment in Cybernet Systems Corporation	—	1,623
Coors Road long-term lease receivable	253	242
Other	299	306

Total other non-current assets	$665	$2,538

Costs incurred in connection with the Company’s revolving line-of-credit of approximately $1.0 million were deferred and are amortized to interest expense over the three year term of the facility.

At June 30, 2011, the Company held an approximate 12% interest in Cybernet Systems Corporation (“Cybernet”), a developer of hardware, software, next-generation network computing, and robotics products. In November 2011 the Company sold its investment in Cybernet back to Cybernet for $1.75 million resulting in an approximate gain of $0.1 million during the nine months ended March 31, 2012. See Note 10 for a further discussion of this sale.

On March 27, 2012, the Company received the annual payment due April 1, 2012, in relation to the long-term lease of its Coors Road property in Albuquerque, New Mexico. The Company is due one remaining equal annual payment on April 1, 2013 of approximately $0.3 million. The remaining future payment due has been discounted for the imputation of interest, resulting in a discounted receivable of approximately $0.3 million.

(6) Debt

Short-term debt maturities and revolving line of credit — Short-term debt at March 31, 2012 and June 30, 2011 reflects the current portion of the Company’s industrial revenue bonds (discussed below under “Long-term debt”) of approximately $0.1 million.

The Company has $20 million of maximum borrowing availability, subject to certain collateral restrictions, under a revolving line-of-credit facility (the “Facility”) provided in August 2009 by National City Business Credit, Inc. (now PNC Bank, National Association) to support working capital needs and other general corporate purposes. The line-of-credit facility is secured by substantially all of the assets of the Company. Outstanding borrowings bear interest at a variable rate defined as the Bank’s minimum base rate plus a specified margin, each component of which is determined separately for domestic and Eurodollar rate loans. The Facility was amended in March 2011 to reduce the interest rates on domestic and Eurodollar rate based loans, which at March 31, 2012 would have ranged from 3.24% to 5.25% per annum. Prior to the Facility amendment, the Company was subject to higher rates, with a minimum rate of 7% per annum. As a condition of the Facility, the Company is subject to certain customary covenants, which it was in compliance with at March 31, 2012. The Company had no borrowings drawn against the Facility during the periods ended March 31, 2012 and June 30, 2011, however it did have certain letters of credit outstanding totaling $0.5 million. The maturity date for the line-of-credit is August 14, 2012.

Long-term debt — Long-term debt consists of the following at March 31, 2012 and June 30, 2011 (in thousands):

	March 31, 2012	June 30, 2011
Industrial revenue bonds, face value	$1,798	$1,899
Less unamortized purchase discount	(96)	(103)

Total long-term debt	1,702	1,796
Less: current portion	(131)	(126)

Long-term debt, net of current portion	$1,571	$1,670

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

(7) Fair Value Measurements

The Company’s long-term debt instruments, consisting of industrial revenue bonds, are carried at historical cost. As of March 31, 2012 and June 30, 2011, the fair value of the industrial revenue bonds was approximately $2.2 million and $2.2 million, respectively compared to carrying values of approximately $1.7 million and $1.8 million, respectively. These fair values were derived from discounted cash flow analyses based on the terms of the contracts and observable market data, including adjustment for nonperformance risk. At June 30, 2011, the Company determined that it was not practicable to estimate the fair value of its cost method investment in Cybernet. Factors in this determination included the investment being a private company, the portfolio of patents owned by Cybernet which were difficult to value and the materiality of the investment in Cybernet to the Company. There had been no identified events or changes in circumstances that the Company viewed might have a significant adverse effect on the fair value of this investment. In October 2011, the Company sold its investment in Cybernet back to Cybernet for a gain of approximately $0.1 million. See Note 10 for a further discussion of this sale. The fair value of accounts receivable and accounts payable approximated their carrying values at both March 31, 2012 and June 30, 2011.

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

The Company recognized income tax provisions of approximately $1.1 million and $3.0 million, or approximately 36% of income before provision for income taxes, for the three and nine months ended March 31, 2012, respectively. For the three and nine months ended March 31, 2011, provisions for income taxes of approximately $0.1 million and $0.3 million, respectively, were recognized relating to the increase in the deferred tax liability associated with the amortization of goodwill for tax purposes. There was no other federal income tax expense recorded for the three and nine months ended March 31, 2011, as income generated in this period was offset by the utilization of previously recorded net operating loss carryforwards and the reversal of the related valuation allowance. The Company additionally recorded a benefit of approximately $0.1 million during the nine months ended March 31, 2011 relating to income tax carryback refunds from the Canadian government.

Prior to June 30, 2011, the Company recorded valuation allowances against substantially all of its net deferred tax assets as management believed that the realization of the deferred tax assets related to the net operating loss carryovers and the other net temporary timing differences while possible, was not more likely than not. At June 30, 2011, the Company restored approximately $11.7 million of the deferred tax assets as the Company now believed that the realization of the remaining net operating loss carryovers and the other net timing differences is more likely than not. In making these decisions to both record a valuation allowance and restore the net deferred tax assets, the Company considered all available positive and negative evidence, including future reversals of taxable temporary differences, projected future taxable income, tax planning strategies, and recent financial results. At June 30, 2011, approximately $6.6 million of U.S. income tax net operating loss carryovers were available to offset the Company’s future Federal taxable income, of which $4.7 million and $1.9 million expire in 2029 and 2028, respectively. For state income tax purposes, the Company also had approximately $4.9 million of net operating loss carryovers at June 30, 2011, of which $1.7 million expire in 2029, $3.1 million expire in 2028 and $0.1 million expire in 2027.

(9) Defined Benefit Pension Plan

Approximately 400 employees and retirees of the Company are covered by a defined benefit pension plan. Effective April 1, 2009, participation and the accrual of benefits in this pension plan were frozen, at which time all participants became fully vested. The components of net periodic pension expense are as follows for the three and nine months ended March 31, 2012 and 2011 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Service cost	$—	$—	$—	$—
Interest cost	104	111	313	335
Expected return on plan assets	(140)	(109)	(420)	(328)
Amortization of prior service cost	—	—	—	—
Amortization of unrecognized net actuarial loss	11	59	32	176

Net pension expense (income)	(25)	61	(75)	183
Pro rata recognition of lump-sum settlements	32	81	96	244

Total pension expense	$7	$142	$21	$427

Lump-sum settlement charges of approximately $0.0 million and $0.1 million were recognized during the three and nine months ended March 31, 2012, respectively, in anticipation of lump-sum benefit distributions exceeding plan service and interest costs for the 2012 fiscal year. Lump-sum settlement charges of approximately $0.1 million and $0.2 million were recognized during the three and nine months ended March 31, 2011. The Company’s policy is to fund the plan based upon legal requirements and tax regulations. During the three and nine months ended March 31, 2012, approximately $0.1 million and $0.2 million, respectively, was contributed to the pension plan, reflective of required funding and discretionary funding to ensure funding levels are in excess of 80%. During the three and nine months ended March 31, 2011, approximately $0.1 million and $0.9 million, respectively, was contributed to the pension plan. For further information on future funding projections and other pension disclosures see Part II, Item 8, Note 9 “Employee Retirement Benefit Plans” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

(10) Commitments and Contingencies

Environmental Remediation — Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Although the Company entered into a long-term lease of the Coors Road property that was accounted for as a sale of property during fiscal 2010, it remains responsible for the remediation obligations related to its past operation of this facility. At March 31, 2012, Sparton had accrued approximately $3.9 million as its estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which approximately $0.3 million is classified as a current liability and included on the balance sheet in other accrued expenses. The Company’s minimum cost estimate is based upon existing technology and excludes certain legal costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements.

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

In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8.4 million incurred from the date of settlement, if any, of which approximately $3.9 million has been expended as of March 31, 2012 toward the $8.4 million threshold. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At March 31, 2012, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded and net of DOE reimbursement, could be up to $2.1 million before income taxes over the next approximately twenty years.

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

2001 Plan. Under the 2001 Plan, the Company may grant to employees and non-employee directors incentive and non-qualified stock options, stock appreciation rights, restricted stock and other stock-based awards. All of the stock options issued to date under the 2001 Plan have either three, five or ten-year lives with either immediate vesting or vesting on an annual basis over four years beginning one year after grant date. Restricted stock awards granted to date to employees under the 2001 Plan vest annually over periods ranging from approximately 2.5 to 4.0 years, in some cases subject to achievement of certain financial performance metrics in addition to the service requirements. Unrestricted stock awards granted to date under the 2001 Plan represent annual stock grants to directors as a component of their overall compensation. The 2001 Plan’s termination date with respect to the granting of new awards was October 24, 2011. The total number of shares authorized to be granted under the 2001 Plan was 970,161 shares of the Company’s common stock, which equals the number of underlying awards previously made under the 2001 Plan.

2010 Plan. Under the 2010 Plan, the Company may grant to employees, officers and directors of the Company or its subsidiaries incentive and non-qualified stock options, stock appreciation rights, restricted stock or restricted stock units, performance awards and other stock-based awards, including grants of shares. Restricted stock awards granted to date to employees under the 2010 Plan vest annually over four years, subject to achievement of certain financial performance metrics in addition to the service requirements. Unrestricted stock awards granted to date under the 2010 Plan represent annual stock grants to directors as a component of their overall compensation. The 2010 Plan has a term of ten years. The total number of shares that may be awarded under the 2010 Plan is 1,000,000 shares of common stock, of which amount, 701,322 shares remain available for awards as of March 31, 2012.

The following table shows stock-based compensation expense by type of share-based award for the three and nine months ended March 31, 2012 and 2011 included in the condensed consolidated statements of operations (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Fair value expense of stock option awards	$—	$—	$—	$—
Restricted and unrestricted stock	206	130	738	502

Total stock-based compensation	$206	$130	$738	$502

The following table shows the total remaining unrecognized compensation cost related to restricted stock grants and the fair value expense of stock option awards, as well as the weighted average remaining required service period over which such costs will be recognized as of March 31, 2012:

	Total Remaining Unrecognized Compensation Cost	Weighted Average Remaining Required Service Period
	(in thousands)	(in years)
Fair value expense of stock option awards	$—	—
Restricted stock	1,061	2.03

	$1,061	2.03

The following is a summary of options outstanding and exercisable at March 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at June 30, 2011	220,341	$6.79
Granted	—	—
Exercised	(22,241)	6.85
Forfeited	(22,741)	8.42
Expired	—	—

Outstanding at March 31, 2012	175,359	$6.57	1.73	$532

Exercisable at March 31, 2012	175,359	$6.57	1.73	$532

The following is a summary of activity for the nine months ended March 31, 2012 related to shares granted under the Company’s long-term incentive plans:

	Shares	Weighted Average Grant Date Fair Value
Restricted shares at June 30, 2011	243,827	$5.09
Granted	160,641	7.87
Vested	(78,528)	5.82
Forfeited	(13,290)	5.00

Restricted shares at March 31, 2012	312,650	$6.34

The total fair value of unrestricted stock granted and restricted stock vested in the nine months ended March 31, 2012 and 2011 was approximately $0.6 million and $0.1 million, respectively.

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

Earnings per share calculations, including weighted average number of shares of common stock outstanding used in calculating basic and diluted income per share, for the three and nine months ended March 31, 2012 and 2011 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Net income (in thousands)	$2,005	$2,523	$5,456	$8,188
Weighted average shares outstanding – Basic	10,055,459	10,223,928	10,204,444	10,211,187
Net effect of dilutive stock options	40,246	45,561	37,170	32,774

Weighted average shares outstanding – Diluted	10,095,705	10,269,489	10,241,614	10,243,961

Net income per share:
Basic	$0.20	$0.25	$0.53	$0.80

Diluted	$0.20	$0.25	$0.53	$0.80

For each of the three and nine months ended March 31, 2012, 312,650 unvested restricted shares were included in determining both basic and diluted earnings per share. For each of the three and nine months ended March 31, 2011, 277,095 unvested restricted shares were included in determining both basic and diluted earnings per share. Potential shares of common stock excluded from diluted income per share computations because their inclusion would be anti-dilutive were 71,951 for the nine months ended March 31, 2012 and were 126,551 for both of the three and nine months ended March 31, 2011. No potential shares of common stock were excluded from diluted income per share computations for the three months ended March 31, 2012.

(13) Stock Repurchase Plan

On August 24, 2011 the Company’s Board of Directors approved a repurchase by the Company of up to $3.0 million of shares of its common stock during the 24-month period beginning on the date of authorization. The Company was authorized to purchase shares from time to time in open market, block transactions and privately negotiated transactions at prices deemed appropriate by management, depending on market conditions, applicable laws and other factors. The stock repurchase program did not require the Company to repurchase any specific number of shares and could be discontinued at any time. Pursuant to this stock repurchase program, during the nine months ended March 31, 2012, the Company purchased 366,808 shares of its common stock at an average price of $8.14 per share for approximately $3.0 million. Shares purchased under the plan were cancelled upon repurchase. As of March 31, 2012, all authorized funds under the stock repurchase program have been expended.

(14) Restructuring Activities

Delphi Medical Contract Manufacturing Business Acquisition Related Restructuring

During the first quarter of fiscal 2011, the Company took certain cost reduction actions (the “2011 Colorado Restructuring Plan”) in relation to its acquisition of certain assets related to the contract manufacturing business of Delphi Medical Systems, LLC (“Delphi Medical”). These actions included a workforce reduction and the consolidation of the Frederick, Colorado manufacturing facilities from two to one. Inception to date restructuring/impairment charges recognized within the Medical segment of approximately $0.1 million have been incurred as of March 31, 2012 related to these acquisition related restructuring activities. The Company does not expect to recognize any additional costs related to these activities. All cash expenditures related to the 2011 Colorado Restructuring Plan have been made as of March 31, 2012.

Byers Peak Acquisition Related Restructuring

In conjunction with the Byers Peak acquisition, the Company consolidated the Byers Peak operations into the Company’s Frederick, Colorado facility. These restructuring activities consisted primarily of production moving costs. Inception to date restructuring/impairment charges recognized within the Medical segment of less than $0.1 million have been incurred as of March 31, 2012 related to these acquisition related restructuring activities. The Company does not expect to recognize any additional costs related to these activities and all cash expenditures have been made as of March 31, 2012.

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

Complex Systems (“CS”) operations provides complex electronics systems to multiple industries, offering end-to-end development and manufacturing solutions focused on high expectations of quality and delivery performance through an international footprint. As a vertically integrated business unit, this segment assists in providing its customers with seamless development of circuit card assemblies for integration into electro-mechanical solutions. By focusing on maximizing efficiency and cost containment at the various steps in the design, engineering, and manufacturing process, Complex Systems acts as an intelligent source and ideal partner for development firms and OEMs. This business unit is a supplier for low to medium volume/high complexity commercial and military aerospace applications, telecommunications, energy, and industrial controls. Its current portfolio of applications includes: flight controls, cockpit displays, fuel system controls, secure communications, early warning detection, diagnostics systems, security systems, detection systems, lighting, satellite communications, audio, nuclear detection, inventory control, and defense.

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

Operating results and certain other financial information about the Company’s three reportable segments for the three and nine months ended March 31, 2012 and 2011 and as of March 31, 2012 and June 30, 2011 were as follows (in thousands):

	For the Three Months Ended March 31, 2012
	Medical	CS	DSS	Other Unallocated	Eliminations	Total
Sales	$27,046	$12,812	$19,363	$—	$(4,173)	$55,048
Gross profit	$3,593	$933	$4,635	$—	$—	$9,161
Operating income (loss)	$2,035	$244	$3,336	$(2,445)	$—	$3,170
Selling and administrative expenses	$1,449	$689	$952	$2,419	$—	$5,509
Internal research and development expenses	$—	$—	$347	$—	$—	$347
Depreciation/amortization	$178	$130	$108	$25	$—	$441
Capital expenditures	$47	$571	$538	$310	$—	$1,466

	For the Three Months Ended March 31, 2011
	Medical	CS	DSS	Other Unallocated	Eliminations	Total
Sales	$25,377	$12,291	$16,350	$—	$(3,666)	$50,352
Gross profit	$3,554	$1,364	$3,284	$—	$—	$8,202
Operating income (loss)	$2,044	$568	$2,068	$(2,001)	$—	$2,679
Selling and administrative expenses	$1,383	$796	$934	$2,030	$—	$5,143
Internal research and development expenses	$—	$—	$282	$—	$—	$282
Gain on sale of property, plant and equipment	$—	$—	$—	$(121)	$—	$(121)
Depreciation/amortization	$191	$120	$61	$17	$—	$389
Capital expenditures	$30	$178	$410	$295	$—	$913

	For the Nine Months Ended March 31, 2012
	Medical	CS	DSS	Other Unallocated	Eliminations	Total
Sales	$82,533	$37,921	$53,126	$—	$(11,329)	$162,251
Gross profit	$11,090	$3,327	$11,824	$—	$—	$26,241
Operating income (loss)	$6,254	$1,187	$7,981	$(6,944)	$—	$8,478
Selling and administrative expenses	$4,536	$2,140	$2,880	$6,899	$—	$16,455
Internal research and development expenses	$—	$—	$963	$—	$—	$963
Restructuring/impairment charges	$(30)	$—	$—	$(29)	$—	$(59)
Depreciation/amortization	$525	$394	$303	$50	$—	$1,272
Capital expenditures	$280	$773	$1,105	$1,225	$—	$3,383

	For the Nine Months Ended March 31, 2011
	Medical	CS	DSS	Other Unallocated	Eliminations	Total
Sales	$70,072	$35,131	$47,126	$—	$(9,879)	$142,450
Gross profit	$9,211	$3,020	$10,544	$—	$—	$22,775
Operating income (loss) (a)	$6,841	$559	$7,459	$(6,345)	$—	$8,514
Selling and administrative expenses	$4,496	$2,479	$2,521	$6,170	$—	$15,666
Internal research and development expenses	$—	$—	$564	$—	$—	$564
Restructuring/impairment charges	$77	$—	$—	$—	$—	$77
Gain on sale of property, plant and equipment	$—	$(18)	$—	$(121)	$—	$(139)
Gain on acquisition (a)	$(2,550)	$—	$—	$—	$—	$(2,550)
Depreciation/amortization	$531	$347	$145	$53	$—	$1,076
Capital expenditures	$30	$1,044	$811	$389	$—	$2,274

	As of March 31, 2012
	Medical	CS	DSS	Other Unallocated	Eliminations	Total
Total assets	$53,750	$24,196	$15,732	$37,690	$—	$131,368

	As of June 30, 2011
	Medical	CS	DSS	Other Unallocated	Eliminations	Total
Total assets	$51,251	$24,642	$7,872	$38,844	$—	$122,609

(a)	Operating income and gain on acquisition amounts for the nine months ended March 31, 2011 have been adjusted to reflect the Fiscal 2011 fourth quarter finalization of the gain on acquisition of certain assets of the contract manufacturing business of Delphi Medical.

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

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is intended to improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. This standard clarifies the application of existing fair value measurement requirements including (1) the application of the highest and best use valuation premise, (2) the methodology to measure the fair value of an instrument classified in a reporting entity’s shareholders’ equity, (3) disclosure requirements for quantitative information on Level 3 fair value measurements and (4) guidance on measuring the fair value of financial instruments managed within a portfolio. In addition, the standard requires additional disclosures of the sensitivity of fair value to changes in unobservable inputs for Level 3 securities. This standard is effective for interim and annual reporting periods beginning on or after December 15, 2011. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

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

The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company’s resources on a market segment basis. Net sales for segments are attributed to the segment in which the product is manufactured or service is performed. A segment’s performance is evaluated based upon its operating income (loss). A segment’s operating income (loss) includes its gross profit on sales less its selling and administrative expenses, but excludes some corporate and other unallocated items such as, interest expense, interest income, other income (expense) and income tax expense (benefit). Corporate and other unallocated costs primarily represent corporate administrative expenses related to administrative, financial and human resource activities which are not allocated to the segments, as management excludes such costs when assessing the performance of the segments. Inter-segment transactions are generally accounted for at amounts that approximate arm’s length transactions. The accounting policies for each of the segments are the same as for the Company taken as a whole.

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

Complex Systems Segment

Complex Systems operations provides complex electronics systems to multiple industries, offering end-to-end development and manufacturing solutions focused on high expectations of quality and delivery performance through an international footprint. As a vertically integrated business unit, this segment assists in providing its customers with seamless development of circuit card assemblies for integration into electro-mechanical solutions. By focusing on maximizing efficiency and cost containment at the various steps in the design, engineering, and manufacturing process, Complex Systems acts as an intelligent source and ideal partner for development firms and OEMs. This business unit is a supplier for low to medium volume/high complexity commercial and military aerospace applications, telecommunications, energy, and industrial controls. Its current portfolio of applications includes: flight controls, cockpit displays, fuel system controls, secure communications, early warning detection, diagnostics systems, security systems, detection systems, lighting, satellite communications, audio, nuclear detection, inventory control, and defense.

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

Summary

The major elements affecting net income for the three and nine months ended March 31, 2012 as compared to the three and nine months ended March 31, 2011 were as follows (in millions):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
Net income fiscal 2011		$2.5		$8.2
Increased gross profit on Medical programs	$—		$1.9
Increased (decreased) gross profit on CS programs	(0.4)		0.3
Increased gross profit on DSS programs	1.4		1.3
Increased selling and administrative expenses	(0.4)		(0.8)
Increased internal research and development expenses	(0.1)		(0.4)
Gain on acquisition	—		(2.6)
Gain on sale of property, plant and equipment, net	(0.1)		(0.1)
Income taxes	(1.0)		(2.8)
Other	0.1		0.5

Net change		(0.5)		(2.7)

Net income fiscal 2012		$2.0		$5.5

The three and nine months ended March 31, 2012 were impacted by the following:

•

Increased gross profit on Medical programs due mainly to increased sales volume resulting from fiscal 2011 acquisitions and overall increased capacity utilization at the Company’s Frederick, Colorado facility. Increases in gross profit on Medical programs were offset in the third quarter and partially offset in the first nine months by decreased capacity utilization at the Strongsville, Ohio facility.

•

Decreased gross profit on CS programs in the third quarter due to unfavorable product mix and, to a lesser extent, certain new program start-up costs in the current year quarter. Increased gross profit on CS programs in the first nine months due to improved capacity utilization at the Company’s Vietnam facility in the current year period, partially offset by unfavorable product mix and, to a lesser extent, new program start-up costs in the current year period.

•

Increased gross profit on DSS programs due to increased sales volume partially offset by decreased digital compass sales and increased costs resulting from sonobuoy quality improvement activities in the current year quarter.

•

Increased selling and administrative expenses in the third quarter primarily reflecting increased information technology, travel and stock-based compensation expenses. Increased selling and administrative expenses in the first nine months primarily reflecting increased business development, travel and stock-based compensation expenses, partially offset by an unfavorable arbitration award in the prior year period.

•

Internal research and development expenses of approximately $0.3 million and $1.0 million in the three and nine months ended March 31, 2012, respectively, compared to approximately $0.3 million and $0.6 million in the comparable fiscal 2011 periods.

•	Fiscal 2011 $2.6 million gain on acquisition of certain assets related to the contract manufacturing business of Delphi Medical.

•	Fiscal 2012 effective income tax rate of approximately 36% following the June 30, 2011 reinstatement of deferred tax assets.

Presented below are more detailed comparative data and discussions regarding our consolidated results of operations for the three and nine months ended March 31, 2012 compared to the three and nine months ended March 31, 2011. Results of operations for any period less than one year are not necessarily indicative of results of operations that may be expected for a full year.

For the Three Months Ended March 31, 2012 compared to the Three Months Ended March 31, 2011

The following table presents selected consolidated statement of operations data for the three months ended March 31, 2012 and 2011 (in thousands):

	2012		2011
	Total	% of Sales	Total	% of Sales
Net sales	$55,048	100.0%	$50,352	100.0%
Cost of goods sold	45,887	83.4	42,150	83.7

Gross profit	9,161	16.6	8,202	16.3
Selling and administrative expenses	5,509	10.0	5,143	10.2
Internal research and development expenses	347	0.6	282	0.6
Gain on sale of property, plant and equipment, net	—	—	(121)	(0.2)
Other operating expense, net	135	0.2	219	0.4

Operating income	3,170	5.8	2,679	5.3
Total other expense, net	(37)	(0.1)	(41)	(0.1)

Income before provision for income taxes	3,133	5.7	2,638	5.2
Provision for income taxes	1,128	2.1	115	0.2

Net income	$2,005	3.6%	$2,523	5.0%

The following table presents net sales for the three months ended March 31, 2012 and 2011 (in thousands):

	2012		2011
SEGMENT	Total	% of Total	Total	% of Total	% Change
Medical	$27,046	49%	$25,377	50%	7%
CS	12,812	24	12,291	24	4
DSS	19,363	35	16,350	33	18
Eliminations	(4,173)	(8)	(3,666)	(7)	14

Totals	$55,048	100%	$50,352	100%	9

The following table presents gross profit and gross profit as a percent of net sales for the three months ended March 31, 2012 and 2011 (in thousands):

	2012		2011
SEGMENT	Total	GP%	Total	GP%
Medical	$3,593	13.3%	$3,554	14.0%
CS	933	7.3	1,364	11.1
DSS	4,635	23.9	3,284	20.1

Totals	$9,161	16.6	$8,202	16.3

The following table presents operating income (loss) and operating income (loss) as a percent of net sales for the three months ended March 31, 2012 and 2011 (in thousands):

	2012		2011
SEGMENT	Total	% of Sales	Total	% of Sales
Medical	$2,035	7.5%	$2,044	8.1%
CS	244	1.9	568	4.6
DSS	3,336	17.2	2,068	12.6
Other unallocated	(2,445)	—	(2,001)	—

Totals	$3,170	5.8	$2,679	5.3

Medical

Medical sales increased approximately $1.7 million in the three months ended March 31, 2012 as compared with the same quarter last year. Excluding the impact of $4.8 million of decreased sales to Siemens Diagnostics due to its dual sourcing decision, and excluding $1.8 million of fiscal 2011 third quarter pre-acquisition sales related to Byers Peak, Medical sales increased approximately $4.7 million as compared with the same quarter last year. Medical sales are dependent on a small number of key strategic customers. Fenwal Blood Technologies, which became a customer with the Delphi Medical acquisition in August 2010, contributed 18% and 13% of consolidated company net sales during the three months ended March 31, 2012 and 2011, respectively. Siemens Diagnostics contributed 11% and 21% of consolidated company net sales during the three months ended March 31, 2012 and 2011, respectively. During the fourth quarter of fiscal 2011, Siemens notified the Company that it intends to dual source two of its larger programs with the Company beginning in fiscal 2012. Annual sales related to these programs aggregated $27.8 million in fiscal 2011 and were $10.5 million for the first nine months of fiscal 2012. The Company is forecasting fiscal 2012 revenues from the Siemens dual sourced programs to range from $12 million to $13 million. Medical backlog was approximately $43.0 million at March 31, 2012. Commercial orders, in general, may be rescheduled or cancelled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the March 31, 2012 Medical backlog is currently expected to be realized in the next 12 months.

Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and costs associated with new program introduction. The gross profit percentage on Medical sales remained relatively consistent at 13% for the three months ended March 31, 2012 compared to 14% for prior year quarter. This comparable margin on Medical sales reflects decreased capacity utilization at the Strongsville, Ohio facility and certain unfavorable product mix between the two periods, partially offset by increased capacity utilization at the Frederick, Colorado facility and cost management efforts at the Strongsville, Ohio facility.

Selling and administrative expenses relating to the Medical segment were $1.4 million for each of the three months ended March 31, 2012 and 2011, respectively, reflecting cost savings from the consolidation of the Colorado facilities, offset by increased allocated corporate selling and administrative expenses in the current year quarter.

CS

CS sales increased approximately $0.5 million in the three months ended March 31, 2012 reflecting increased intercompany sales as compared with the same quarter last year. CS intercompany sales result primarily from the production of circuit boards that are then utilized in DSS product sales. These intercompany sales are eliminated in consolidation. Consistent sales to external customers as compared with the same quarter last year reflect $1.0 million of increased sales to multiple new and existing customers, offset by $1.0 million reduced demand for one customer’s programs. CS backlog was approximately $32.4 million at March 31, 2012. Commercial orders, in general, may be rescheduled or cancelled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the March 31, 2012 CS backlog is currently expected to be realized in the next 12 months.

The gross profit percentage on CS sales decreased to 7% for the three months ended March 31, 2012 compared to 11% for the three months ended March 31, 2011. The quarter over quarter comparison primarily reflects unfavorable product mix and, to a lesser extent, certain new program start-up costs in the current year quarter.

Selling and administrative expenses relating to the CS segment were $0.7 million for the three months ended March 31, 2012 compared to $0.8 million for the three months ended March 31, 2011, primarily reflecting decreased allocated corporate selling and administrative expenses in the current year quarter.

DSS

DSS sales increased approximately $3.0 million in the three months ended March 31, 2012 as compared with the same quarter last year, reflecting increased sonobuoy sales to foreign governments and, to a lesser extent, increased engineering sales revenue, partially offset by decreased U.S. Navy sonobuoy production and digital compass sales in the current year quarter. Total sales to the U.S. Navy in the three months ended March 31, 2012 and 2011 was approximately $10.0 million and $15.5 million, or 18% and 31%, respectively, of consolidated Company net sales for those periods. Sonobuoy sales to foreign governments were $9.3 million and $0.1 million in the three months ended March 31, 2012 and 2011, respectively. DSS backlog was approximately $71.2 million at March 31, 2012. A majority of the March 31, 2012 DSS backlog is currently expected to be realized within the next 12 to 16 months.

The gross profit percentage on DSS sales for the three months ended March 31, 2012 was 24% compared to 20% for the three months ended March 31, 2011. Gross profit percentage was positively affected in the current year quarter by a significant increase in foreign sonobuoy sales, which typically carry higher margins, partially offset by the adverse impact from decreased digital compass sales, which also typically carry higher margins, and by increased costs resulting from sonobuoy quality improvement activities in the current year quarter.

Selling and administrative expenses relating to the DSS segment remained relatively consistent at $1.0 million and $0.9 million for the three months ended March 31, 2012 and 2011, respectively.

Internal research and development expenses reflect costs incurred for the internal development of technologies for use in navigation, oil and gas exploration and port security. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment. The Company incurred $0.3 million of internally funded research and development expenses in each of the three months ended March 31, 2012 and 2011, respectively.

Other Unallocated

Total corporate selling and administrative expenses were $4.1 million and $3.6 million for the three months ended March 31, 2012 and 2011, respectively, reflecting increased expenses related to information technology, travel and stock-based compensation. Of these costs, $1.6 million and $1.5 million, respectively, were allocated to segment operations in these periods. Allocations of corporate selling and administrative expenses are based on the nature of the service provided and can fluctuate from period to period.

Interest expense consists of interest and fees on our outstanding debt and revolving credit facility, including amortization of financing costs. Interest expense was $0.2 million for each of the three months ended March 31, 2012 and 2011. See Note 6, Debt, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of debt.

The Company is responsible for income taxes within each jurisdiction in which it operates. The Company recorded an income tax expense of approximately $1.1 million for the three months ended March 31, 2012 compared to an income tax expense of approximately $0.1 million for the three months ended March 31, 2011. At June 30, 2011, the Company reinstated approximately $11.7 million of deferred tax assets as the Company now believes it is more likely than not that it will be able to utilize these tax benefits in future periods. See Note 8, Income Taxes, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of income taxes.

Due to the factors described above, the Company reported net income of $2.0 million ($0.20 per share, basic and diluted) for the three months ended March 31, 2012, compared to net income of $2.5 million ($0.25 per share, basic and diluted) for the corresponding period last year.

For the Nine Months Ended March 31, 2012 compared to the Nine Months Ended March 31, 2011

The following table presents selected consolidated statement of operations data for the nine months ended March 31, 2012 and 2011 (in thousands):

	2012		2011
	Total	% of Sales	Total	% of Sales
Net sales	$162,251	100.0%	$142,450	100.0%
Cost of goods sold	136,010	83.8	119,675	84.0

Gross profit	26,241	16.2	22,775	16.0
Selling and administrative expenses	16,455	10.1	15,666	11.0
Internal research and development expenses	963	0.6	564	0.4
Restructuring/impairment charges	(59)	(0.0)	77	0.1
Gain on acquisition	—	—	(2,550)	(1.8)
Gain on sale of property, plant and equipment, net	—	—	(139)	(0.1)
Other operating expense, net	404	0.3	643	0.4

Operating income	8,478	5.2	8,514	6.0
Total other income (expense), net	24	0.0	(111)	(0.1)

Income before provision for income taxes	8,502	5.2	8,403	5.9
Provision for income taxes	3,046	1.8	215	0.2

Net income	$5,456	3.4%	$8,188	5.7%

The following table presents net sales for the nine months ended March 31, 2012 and 2011 (in thousands):

	2012		2011
SEGMENT	Total	% of Total	Total	% of Total	% Change
Medical	$82,533	51%	$70,072	49%	18%
CS	37,921	23	35,131	25	8
DSS	53,126	33	47,126	33	13
Eliminations	(11,329)	(7)	(9,879)	(7)	15

Totals	$162,251	100%	$142,450	100%	14

The following table presents gross profit and gross profit as a percent of net sales for the nine months ended March 31, 2012 and 2011 (in thousands):

	2012		2011
SEGMENT	Total	GP%	Total	GP%
Medical	$11,090	13.4%	$9,211	13.1%
CS	3,327	8.8	3,020	8.6
DSS	11,824	22.3	10,544	22.4

Totals	$26,241	16.2	$22,775	16.0

The following table presents operating income (loss) and operating income (loss) as a percent of net sales for the nine months ended March 31, 2012 and 2011 (in thousands):

	2012		2011
SEGMENT	Total	% of Sales	Total	% of Sales
Medical	$6,254	7.6%	$6,841	9.8%
CS	1,187	3.1	559	1.6
DSS	7,981	15.0	7,459	15.8
Other unallocated	(6,944)	—	(6,345)	—

Totals	$8,478	5.2	$8,514	6.0

Medical

Medical sales increased approximately $12.5 million in the nine months ended March 31, 2012 as compared with the same period last year. Excluding the impact of $8.5 million of decreased sales to Siemens Diagnostics due to its dual sourcing decision, and excluding $10.1 million of fiscal 2011 pre-acquisition sales related to Delphi Medical and Byers Peak, Medical sales increased approximately $10.9 million as compared with the same period last year. Included within this net sales increase was the $3.6 million negative impact of one customer’s disengagement during fiscal 2011. Medical sales are dependent on a small number of key strategic customers. Fenwal Blood Technologies, which became a customer with the Delphi Medical acquisition in August 2010, contributed 16% and 12% of consolidated company net sales during the nine months ended March 31, 2012 and 2011, respectively. Siemens Diagnostics contributed 11% and 19% of consolidated company net sales during the nine months ended March 31, 2012 and 2011, respectively. During the fourth quarter of fiscal 2011, Siemens notified the Company that it intends to dual source two of its larger programs with the Company beginning in fiscal 2012. Annual sales related to these programs aggregated $27.8 million in fiscal 2011 and were $10.5 million for the first nine months of fiscal 2012. The Company is forecasting fiscal 2012 revenues from the Siemens dual sourced programs to range from $12 million to $13 million.

The gross profit percentage on Medical sales remained consistent at 13% for each of the nine months ended March 31, 2012 and 2011, respectively. These comparable margins on Medical sales reflects increased capacity utilization at the Frederick, Colorado facility and cost management efforts at the Strongsville, Ohio facility, offset by decreased capacity utilization at the Strongsville, Ohio facility.

Selling and administrative expenses relating to the Medical segment remained consistent at $4.5 million for each of the nine months ended March 31, 2012 and 2011, reflecting charges in the prior year period related to a $0.4 million unfavorable arbitration award related to a dispute with a disengaging customer, offset by increased allocated corporate selling and administrative expenses and costs in the current year period relating to changes in operational leadership.

On August 6, 2010, the Company completed the acquisition of certain assets related to the contract manufacturing business of Delphi Medical. The Company determined that the fair value of the assets acquired and liabilities assumed related to this acquisition exceeded the total purchase consideration and as a result the Company recorded a gain on acquisition of $2.6 million in the nine months ended March 31, 2011.

CS

CS sales increased approximately $2.8 million in the nine months ended March 31, 2012 as compared with the same period last year. The comparable sales reflect $4.5 million of increased sales to multiple new and existing customers, offset by $3.2 million reduced demand for two customers’ programs. CS sales also include intercompany sales resulting primarily from the production of circuit boards that are then utilized in DSS product sales. Intercompany sales increased approximately $1.5 million in the comparable nine month period. These intercompany sales are eliminated in consolidation.

The gross profit percentage on CS sales remained consistent at 9% for the nine months ended March 31, 2012 and 2011. The period over period comparison primarily reflects improved capacity utilization at the Company’s Vietnam facility in the current year period, offset by unfavorable product mix and, to a lesser extent, new program start-up costs in the current year period.

Selling and administrative expenses relating to the CS segment were $2.1 million for the nine months ended March 31, 2012 compared to $2.5 million for the nine months ended March 31, 2011, primarily reflecting decreased allocated corporate selling and administrative expenses in the current year period.

DSS

DSS sales increased approximately $6.0 million in the nine months ended March 31, 2012 as compared with the same period last year, reflecting increased sonobuoy sales to foreign governments and, to a lesser extent, increased engineering sales revenue, partially offset by decreased U.S. Navy sonobuoy production and digital compass sales in the current year period. Total sales to the U.S. Navy in the nine months ended March 31, 2012 and 2011 was approximately $28.9 million and $41.1 million, or 18% and 29%, respectively, of consolidated Company net sales for those periods. Sonobuoy sales to foreign governments were $23.8 million and $3.7 million in the nine months ended March 31, 2012 and 2011, respectively.

The gross profit percentage on DSS sales remained consistent at 22% for each of the nine months ended March 31, 2012 and 2011, respectively. Gross profit percentage was positively affected in the current year period by a significant increase in foreign sonobuoy sales, which typically carry higher margins, offset by the adverse impact from decreased digital compass sales, which also typically carry higher margins, and by increased costs resulting from sonobuoy quality improvement activities in the current year period.

Selling and administrative expenses relating to the DSS segment were $2.9 million and $2.5 million for the nine months ended March 31, 2012 and 2011, respectively, reflecting increased business development efforts in the current fiscal period.

Internal research and development expenses reflect costs incurred for the internal development of technologies for use in navigation, oil and gas exploration and port security. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment. The Company incurred $1.0 million and $0.6 million of internally funded research and development expenses in the nine months ended March 31, 2012 and 2011, respectively.

Other Unallocated

Total corporate selling and administrative expenses were $12.1 million and $11.1 million for the nine months ended March 31, 2012 and 2011, respectively, reflecting increased expenses related to business development, travel and stock-based compensation. Of these costs, $5.2 million and $4.9 million, respectively, were allocated to segment operations in these periods. Allocations of corporate selling and administrative expenses are based on the nature of the service provided and can fluctuate from period to period.

Interest expense consists of interest and fees on our outstanding debt and revolving credit facility, including amortization of financing costs. Interest expense was $0.5 million for each of the nine months ended March 31, 2012 and 2011. See Note 6, Debt, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of debt.

Other income (expense), net for the nine months ended March 31, 2012 includes a gain on sale of investment of $0.1 million from the sale of the Company’s interest in Cybernet Systems Corporation. See “Commitments and Contingencies” below for a further discussion of this sale.

The Company is responsible for income taxes within each jurisdiction in which it operates. The Company recorded an income tax expense of approximately $3.0 million for the nine months ended March 31, 2012 compared to an income tax expense of approximately $0.2 million for the nine months ended March 31, 2011. At June 30, 2011, the Company reinstated approximately $11.7 million of deferred tax assets as the Company now believes it is more likely than not that it will be able to utilize these tax benefits in future periods. See Note 8, Income Taxes, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of income taxes.

Due to the factors described above, the Company reported net income of $5.5 million ($0.53 per share, basic and diluted) for the nine months ended March 31, 2012, compared to net income of $8.2 million ($0.80 per share, basic and diluted) for the corresponding period last year.

Liquidity and Capital Resources

Certain of the Company’s DSS contracts allow for billings to occur when certain milestones under the applicable program are reached, independent of the amount shipped by Sparton as of such date. These advance billings reduce the amount of cash that would otherwise be required during the performance of these contracts. As of March 31, 2012 and June 30, 2011, $19.6 million and $13.0 million, respectively, of billings in excess of costs were received. The Company’s revolving line-of-credit facility expires on August 14, 2012. The Company currently expects to replace this facility with another credit facility upon its expiration. The Company currently expects to meet its liquidity needs through a combination of sources including, but not limited to, operations, existing cash balances, its revolving line-of-credit, anticipated continuation of advance billings on certain DSS contracts and improvement in working capital management. With the above sources providing the expected cash flows, the Company currently believes that it will have sufficient liquidity for its anticipated needs over the next 12 months, but no assurances regarding liquidity can be made.

Operating activities provided $6.4 million and $3.4 million of net cash flows in the nine months ended March 31, 2012 and 2011, respectively. Excluding changes in working capital, operating activities provided $10.6 million and $8.1 million in the first nine months of fiscal 2012 and 2011, respectively, reflecting the Company’s relative operating performance during those periods. Working capital used $4.2 million and $4.7 million of net cash flows in the nine months ended March 31, 2012 and 2011, respectively. Working capital related cash flows in the first nine months of fiscal 2012 primarily reflect increased accounts receivable due to increased sonobuoy sales to foreign governments, increased prepaid expenses and other assets and reduced accounts payable and accrued liabilities, partially offset by the collection of advance billings related to U.S. Navy contracts during the nine month period in excess of the funding of production under those contracts. Working capital related cash flows in the first nine months of fiscal 2011 primarily reflect funding of production related to U.S. Navy contracts during the nine month period in excess of advance billings received, the initial working capital funding related to the acquired Frederick, Colorado facility as well as a funding of a pension contribution during the period.

Cash flows used in investing activities in the nine months ended March 31, 2012 and 2011 totaled $1.4 million and $7.8 million, respectively. The nine months ended March 31, 2012 reflects the Company’s sale of its investment in Cybernet Systems Corporation for approximately $1.8 million and receipt of its annual payment of approximately $0.3 million in relation to the long-term lease of its Coors Road property. The nine months ended March 31, 2011 reflects the consideration paid of $8.4 million for the acquisition of certain assets related to the contract manufacturing business of Delphi Medical. Fiscal 2011 also reflects the $4.4 million net acquisition of certain assets and assumption of certain liabilities of Byers Peak. These two purchases were financed entirely through the use of Company cash. The nine months ended March 31, 2011 additionally reflects the $3.2 million receipt of cash from the dissolution of a trust related to environmental remediation activities at one of Sparton’s former facilities. For further discussion of this remediation activity, see “Commitments and Contingencies” below. Capital expenditures for the nine months ended March 31, 2012 and 2011 were approximately $3.4 million and $2.3 million, respectively. Included within the fiscal 2012 and fiscal 2011 capital expenditures is approximately $1.2 million and $0.4 million, respectively, of capital expenditures related to the expected implementation of a new enterprise resource planning system to be put into service in calendar 2012.

Cash flows used in financing activities in the nine months ended March 31, 2012 and 2011 totaled $2.9 million and $0.1 million, respectively. The primary use of cash in the first nine months of fiscal 2012 was the repurchase of $3.0 million of the Company’s common stock. See below for a further discussion of the Company’s stock repurchase plan. Each of the nine months ended March 31, 2012 and 2011 reflect repayments on the Company’s outstanding industrial revenue bonds with the state of Ohio of $0.1 million. Additionally, the Company received $0.2 million from the exercise of stock options during the first nine months of fiscal 2012.

As of March 31, 2012, the Company’s bank line-of-credit facility totaled $20.0 million, subject to certain collateral restrictions, with no borrowings against the available funds. The Company did have certain letters of credit outstanding against this facility totaling $0.5 million at March 31, 2012. This bank debt is subject to certain customary covenants which the Company was in compliance with at March 31, 2012. The maturity date for this line-of-credit is August 14, 2012. The Company currently expects to replace this facility with another credit facility upon its expiration. The Company also has approximately $1.7 million of industrial revenue bonds outstanding at March 31, 2012. See Note 6, Debt, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of the Company’s debt.

During fiscal 2011, the Company took certain cost reduction actions in relation to its acquisition of certain assets related to the contract manufacturing business of Delphi Medical. These actions included a workforce reduction and the consolidation of the Frederick, Colorado manufacturing facilities from two to one. All of these restructuring activities were completed as of December 31, 2011. In conjunction with the Byers Peak acquisition, the Company consolidated the Byers Peak operations into the Company’s Frederick, Colorado facility. These restructuring activities consisted primarily of production moving costs. Restructuring/impairment charges recognized within the Medical segment of less than $0.1 million have been incurred as of March 31, 2012 related to these acquisition related restructuring activities. The Company does not expect to recognize any additional costs related to these activities and all cash expenditures have been made as of March 31, 2012.

On August 24, 2011 the Company’s Board of Directors approved a repurchase by the Company of up to $3.0 million of shares of its common stock during the 24-month period beginning on the date of authorization. The Company was authorized to purchase shares from time to time in open market, block transactions and privately negotiated transactions at prices deemed appropriate by management, depending on market conditions, applicable laws and other factors. The stock repurchase program did not require the Company to repurchase any specific number of shares and could be discontinued at any time. Pursuant to this stock repurchase program, during the nine months ended March 31, 2012, the Company purchased 366,808 shares of its common stock at an average price of $8.14 per share for approximately $3.0 million. Shares purchased under the plan were cancelled upon repurchase. As of March 31, 2012, all authorized funds under the stock repurchase program have been expended.

Commitments and Contingencies

Environmental Remediation

Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Although the Company entered into a long-term lease of the Coors Road property that was accounted for as a sale of property during fiscal 2010, it remains responsible for the remediation obligations related to its past operation of this facility. At March 31, 2012, Sparton had accrued approximately $3.9 million as its estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which approximately $0.3 million is classified as a current liability and included on the balance sheet in other accrued expenses. The Company’s minimum cost estimate is based upon existing technology and excludes certain legal costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements.

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

In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8.4 million incurred from the date of settlement, if any, of which approximately $3.9 million has been expended as of March 31, 2012 toward the $8.4 million threshold. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At March 31, 2012, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded and net of DOE reimbursement, could be up to $2.1 million before income taxes over the next approximately twenty years.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Information regarding the Company’s long-term debt obligations, environmental liability payments, operating lease payments, and other commitments is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. As of June 30, 2011, there were $29.6 million of non-cancelable purchase orders outstanding. This amount decreased to $27.7 million as of December 31, 2011 and has increased to $29.9 million as of March 31, 2012. Other than as noted above, there have been no material changes in the nature or amount of the Company’s contractual obligations since June 30, 2011.

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

The Company’s revolving credit line, if drawn upon, is subject to future interest rate fluctuations which could potentially have a negative impact on cash flows of the Company. The Company is not party to any currency exchange or interest rate protection agreements as of March 31, 2012.

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

There have been no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about shares of common stock the Company acquired during the three months ended March 31, 2012:

Issuer Purchases of Equity Securities

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (a)
January 1, 2012 to January 31, 2012	151,110	$8.42	151,110	$249,755
February 1, 2012 to February 29, 2012	28,903	$8.61	28,903	$—
March 1, 2012 to March 31, 2012	—	$—	—	$—

Total	180,013	$8.45	180,013	$—

(a)	On August 24, 2011 the Company’s Board of Directors approved a repurchase by the Company of up to $3.0 million of shares of its common stock during the 24-month period beginning on the date of authorization. The Company was authorized to purchase shares from time to time in open market, block transactions and privately negotiated transactions at prices deemed appropriate by management, depending on market conditions, applicable laws and other factors. The stock repurchase program did not require the Company to repurchase any specific number of shares and could be discontinued at any time. As of March 31, 2012, all authorized funds under the stock repurchase program have been expended.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Second Amended Articles of Incorporation of the Registrant, incorporated herein by reference from the Registrant’s Proxy Statement on Form DEF 14A filed with the SEC on September 21, 2010.

3.2	Amended and Restated Code of Regulations of the Registrant, incorporated herein by reference from the Registrant’s Proxy Statement on Form DEF 14A filed with the SEC on September 21, 2010.

31.1*	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sparton Corporation

Date: May 8, 2012	By:	/s/ CARY B. WOOD
Cary B. Wood
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2012	By:	/s/ GREGORY A. SLOME
Gregory A. Slome
Senior Vice President and Chief Financial Officer (Principal Financial Officer)