Form 10-K
period 2012-06-30
SPARTON CORP
filed 2012-09-05
CIK 92679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold (based on the closing price on the New York Stock Exchange) as of December 31, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $83,458,000. For purposes of this computation, affiliates of the registrant include the registrant’s executive officers and directors and their respective affiliates as of December 31, 2011.

As of August 31, 2012, there were 10,105,759 shares of common stock, $1.25 par value per share, outstanding.

Documents Incorporated by Reference

Part III incorporates information by reference to the registrant’s definitive proxy statement for its 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements about future events and expectations that are “forward-looking statements.” We may also make forward-looking statements in our other reports filed with the SEC, in materials delivered to our shareholders and in press releases. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Certain of these risks, uncertainties and other factors are described in Item 1A, “Risk Factors” of this report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or the negative use of these terms or other comparable terminology that convey the uncertainty of future events or outcomes. Although we believe these forward-looking statements are reasonable, they are based on a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. These forward-looking statements are based on management’s views and assumptions at the time originally made, and we undertake no obligation to update these statements whether as a result of new information or future events. There can be no assurance that our expectations, projections or views will materialize, and you should not place undue reliance on these forward-looking statements. Any statement in this report that is not a statement of historical fact may be deemed to be a forward-looking statement and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.

PART I

ITEM 1.	BUSINESS

General

Sparton Corporation and subsidiaries (the “Company” or “Sparton”) has been in continuous existence since 1900. It was last reorganized in 1919 as an Ohio corporation. The Company is a provider of complex and sophisticated electromechanical devices with capabilities that include concept development, industrial design, design and manufacturing engineering, production, distribution, and field service. The Company serves the Medical, Military & Aerospace and Industrial & Instrumentation markets through three reportable business segments; Medical Device (“Medical”), Complex Systems (“CS”) and Defense & Security Systems (“DSS”). Financial information by segment is presented in Note 16, Business Segments, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. All of the Company’s facilities are registered to ISO standards, including 9001 or 13485, with most having additional certifications. The Company’s products and services include products for Original Equipment Manufacturers (“OEM”) and Emerging Technology (“ET”) customers that are microprocessor-based systems that include transducers, printed circuit boards and assemblies, sensors, and electromechanical components, as well as development and design engineering services relating to these product sales. Sparton also develops and manufactures sonobuoys, anti-submarine warfare (“ASW”) devices used by the United States Navy and other free-world countries. Many of the physical and technical attributes in the production of sonobuoys are similar to those required in the production of the Company’s other electrical and electromechanical products and assemblies.

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

Medical Segment

Medical Device operations, with locations in Ohio and Colorado, are comprised of contract development, design, production and fulfillment of complex and sophisticated medical class I, class II and class III devices, as well as biotech devices and sub-assemblies for industry leading OEM’s, ET’s, and start-ups. In manufacturing devices for its customers, this business unit follows specific design and manufacturing processes to assure product reliability and safety in accordance with Food and Drug Administration (“FDA”) guidelines and approvals. This group specializes in technologies, systems and processes required by medical OEM and ET customers primarily in the Diagnostic, Therapeutic and Surgical segments of the Medical Device and Biotech market spaces.

Our Medical segment’s objective is to be the preferred contract design and manufacturer of medical devices/instruments for market leading OEM’s as well as ET’s. The market is driven by providing the total solution concept, at a competitive price to the customer. Our market advantage is our experience and knowledge of the market, breadth of services that we offer, and the referral relationships which have developed over the past 20 years. The major corporations on the customer side want to focus their time and energy supporting their major profit areas of consumables and new innovation through research and development. In addition, many companies are outsourcing certain engineering activities finding it costly and inefficient to have full time engineers available for new product development which cycles with new projects every three to five years. This is the niche that has proven to be successful to Sparton Medical.

The contract manufacturing of highly complex medical instrumentation is a fairly young industry with no dominant player in the market. In the past, large Printed Circuit Board contract manufacturers have sold their “box build” capabilities and have been very successful. The industry has continued to grow with more companies developing Printed Circuit Board Assembly (“PCBA”) capabilities and others entering the market via mergers and acquisitions of smaller companies. This has led to stronger competition with larger companies that have the financial resources to offer the services that the customers are requiring. Customers will assume that quality will be 100% and will drive their decisions based on pricing and services offered that best fit their total solutions needs.

The understanding of the medical market needs is critical for our success. We are well positioned with our engineering development, reliability engineering, manufacturing/testing, and support services to meet our current organic growth plans. Additional growth may be gained through an acquisition strategy employed to expand our market reach and footprint into other geographic areas of the U.S and abroad.

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

On March 4, 2011, the Company completed the acquisition of certain assets and assumption of certain liabilities of Byers Peak, Incorporated (“Byers Peak”) in an approximate $4.1 million all-cash transaction. The acquired business, which is reported in the Company’s Medical segment, provides further expansion into the therapeutic device market, diversifies Sparton’s customer base, and further expands the Company’s geographic reach into the western United States. Additionally, the acquisition increases Sparton’s offerings with the inclusion of field service and refurbishment capabilities. Byers Peak primarily manufactures medical devices for OEM and emerging technology companies in the Therapeutic device market, including devices for surgical navigation, radio frequency energy generation, arterial disease, and kidney dialysis. It also has a field service and installation group that primarily provides water filtration and disinfection systems for the medical industry as well as device refurbishment programs. Additionally, Byers Peak provides electromechanical device manufacturing support for a limited number of customers outside of the medical industry.

Fenwal Blood Technologies, which became a customer with the Delphi acquisition, contributed 15% and 12% of consolidated revenue during the years ended June 30, 2012 and 2011, respectively. Medical sales to Siemens Diagnostics accounted for 11%, 18% and 21% of consolidated revenue for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. The loss of either Siemens Diagnostics or Fenwal Blood Technologies as a customer could have a material adverse financial effect on the Company. We are dependent on a few large customers and the loss of such customers or reduction in their demand could substantially harm our business and operating results. See Item 1A, “Risk Factors”, for a further discussion regarding these customers. While the overall relationships with Siemens Diagnostics and Fenwal Blood Technologies are important to Sparton, the contracts with these companies are such as ordinarily accompany the kind of business conducted by Sparton and the Company does not believe that it is substantially dependent on any individual contract or agreement with these customers. The contractual arrangements entered into with Siemens Diagnostics and Fenwal Blood Technologies are represented by master agreements which include certain master terms and conditions of Sparton’s relationship with these customers. These agreements do not commit the customers to any specific volume of purchases. Moreover, these terms can be amended in appropriate circumstances. Thus, until these customers submit a purchase order to Sparton, there is no guarantee of any revenue to Sparton. Rather than depending on these contracts for revenue, the Company accepts purchase orders from these customers which determine volume and delivery requirements. Medical backlog was approximately $46.2 million and

$42.3 million at June 30, 2012 and 2011, respectively. A majority of the June 30, 2012 Medical backlog is currently expected to be realized within the next 12 months.

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

Complex Systems Segment

Sparton’s Complex Systems Business Unit, with locations in Florida and Vietnam, provides complex electronics systems to multiple industries, offering end-to-end development and manufacturing solutions focused on high expectations of quality and delivery performance through an international footprint. As a vertically integrated business unit, we assist in providing our customers with seamless development of circuit card and sub-assemblies for integration into electro-mechanical solutions. Complex Systems has a diverse and highly skilled group of engineers that focus on maximizing efficiency and cost containment at the various steps in the design, engineering, and manufacturing process. These electronic specialists act as an intelligent source and ideal partner for development firms and OEMs. This business unit is a trusted source and supplier for low to medium volume/high complexity commercial and military aerospace applications, telecommunications, energy, and industrial controls. Current portfolio of applications includes: flight controls, cockpit displays, fuel system controls, secure communications, early warning detection, diagnostics systems, security systems, detection systems, lighting, satellite communications, audio, nuclear detection, inventory control, and defense.

The segment competes against numerous foreign and domestic companies in addition to the internal capabilities of some of our customers. Some of our competitors have substantially greater financial, manufacturing or marketing resources than we do. Sparton’s Complex Systems Business Unit excels in providing low-volume, high-mix services. OEM’s in our market segments are continually driving costs out of their respective businesses through outsourcing strategies, allowing opportunity for Sparton to capture additional value add opportunities. We believe that the principal competitive factors in our targeted electronic manufacturing services (“EMS”) markets are engineering capabilities, product quality, flexibility, cost and timeliness in responding to design and schedule changes, reliability in meeting product delivery schedules, pricing, rapid prototyping, technological sophistication and geographic location.

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

The segment strives to exceed customers’ expectations of low cost with high delivery and quality performance. As these attributes are demanded by Complex Systems customers that produce the aforementioned products, Complex Systems strives to exceed those expectations through utilization of contemporary management tools to ascertain the effectiveness of all business operating systems. This has allowed Complex Systems to gain competitive traction in the market place.

Sparton Complex Systems continues to engage in ongoing strategic initiatives to expand market awareness of Sparton capabilities. As we continue to execute to our growth strategy, we anticipated adding additional resources in business development, marketing, program administration and product launch services. We further intend to expand our internet presence and continue the direct participation in trade shows and regional and national networking forums. We are also engaged with local and regional economic development authorities and have developed alliances with higher education institutionals’ research and development programs as well as county and regional economic leadership teams. Our Vietnam location continues to be engaged with the local government authority assisting North American companies seeking to conduct business in Vietnam. These additional efforts will allow focused marketing for each of our identified markets optimizing our ability to selectively target new customers.

Complex Systems backlog was approximately $25.5 million and $29.5 million at June 30, 2012 and 2011, respectively. A majority of the June 30, 2012 Complex Systems backlog is currently expected to be realized within the next 12 months.

The majority of Sparton’s Complex Systems customers are in highly regulated industries where strict adherence to regulations is required such as the FDA, the International Tariff and Arms Regulations (“ITAR”) and the Federal Aviation Administration (“FAA”). These requirements are highly technical in nature and require strict adherence and documentation related to operational processes. Sparton’s quality system provides us the ability to service such markets, differentiating Sparton from some potential competitors which lack such systems.

DSS Segment

DSS operations, located in Florida, are comprised of design, development and production of products for a number of technologically significant programs aimed at fulfilling defense and commercial needs. Specializing in the development and production of complex electromechanical equipment, DSS designs and manufactures sonobuoys, anti-submarine warfare (“ASW”) devices for the U.S. Navy and foreign governments that meet Department of State licensing requirements. This business unit also performs an engineering development function for the United States military and prime defense contractors for advanced technologies ultimately leading to future defense products as well as replacements for existing products. The sonobuoy product line is built to the customer’s demanding specifications. These products are ITAR restricted and qualified by the U.S. Navy, which limits opportunities for foreign competition.

DSS is partner to a 50/50 joint venture (“JV”) with UnderSea Sensor Systems, Inc. (“USSI”), the only other major producer of U.S. derivative sonobuoys. USSI’s parent company is Ultra Electronics Holdings PLC, based in the United Kingdom. The JV operates under the name ERAPSCO and allows Sparton and USSI to consolidate their own unique and complementary backgrounds to jointly develop and produce U.S. derivative sonobuoy designs for the U.S. Navy as well as foreign countries friendly to the U.S. In concept, and in practice, ERAPSCO serves as a pass-through entity maintaining no funds or assets. While the JV provides the opportunity to maximize efficiencies in the design and development of the related sonobuoys, both venture companies function independently as subcontractors; therefore, there is no separate entity to be accounted for or consolidated. The Board of Directors of ERAPSCO has the responsibility for the overall management and operation of the JV. The six member board consists of equal representation (full time employees) from both JV partners for three year terms. Manpower for ERAPSCO, specifically a president, vice president, general manager, contract administrator and financial manager, are similarly assigned by the JV partners for rotating three year terms and the costs of these assigned individuals are borne by the party assigning the personnel. In response to a customer request for proposal (“RFP”) that ERAPSCO will bid on, the Board of Directors of ERAPSCO determines both the composition of a response to the RFP and the composite bid to be submitted to the customer. The Board of Directors strives to divide the aggregate contract awards at a 50/50 share ratio. Each JV partner bears the costs it incurs associated with the preparation and submission of proposals. Each JV partner submits to ERAPSCO a proposal for the estimated price of performing that portion of the RFP applicable to it. Upon award of a contract to the JV, separate subcontracts are generated between ERAPSCO and each of the JV partners defining the responsibilities and compensation for each JV partner. These subcontracts contain terms and conditions consistent with the prime contract. Each JV partner is responsible for the successful performance of its bid to the JV for its respective scope of work and each JV partner is responsible for profit or losses sustained in the execution of the subcontract against its respective bid. Under ERAPSCO, individual contract risk exposures are reduced, while the likelihood of achieving U.S. Navy and other ASW objectives is enhanced. ERAPSCO has been in existence for approximately twenty years and historically, the agreed upon products included under the JV were generally developmental or sonobuoys with low volume demand. Five years ago, the JV expanded to include all future sonobuoy development and substantially all U.S. derivative sonobuoy products for customers outside of the United States. The JV was further expanded to include all sonobuoy products for the U.S. Navy beginning with U.S. Navy’s 2010 fiscal year contracts.

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

New internally funded products are under development for sale as commercial products to the navigation and underwater acoustic systems markets. Markets for these products include autonomous underwater and ground vehicles, as well as unattended aerial vehicles as our product offerings grow. The principal example of such products is a family of precision navigation sensors for applications such as navigation or undersea petroleum exploration. Competition among companies that build these products is intense and dynamic. As such, development of our commercial products requires the identification of sustainable competitive advantages (“SCA”) prior to investment to ensure there is a viable market for our products. Each new product must advance the technology available to the market enough to overcome the inherent inertia preventing potential customers from switching from competitor’s products. Likewise, existing products are evaluated periodically to ensure their SCA is still maintained and if not, either redesign or end-of-life occurs. The expansion of our commercial product lines leverages the intrinsic engineering talent at DSS and capitalizes on the sonobuoy product volumes to provide technological as well as economies of scale advantages. Pursuit of commercial markets and all sales and profits from this endeavor are not a part of the ERAPSCO JV.

Sonobuoy and related engineering services, including sales to the U.S. Navy, accounted for approximately 33%, 33% and 36% of consolidated revenue for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. Sales to the U.S Navy, including subcontract sales through ERAPSCO, accounted for 20%, 30% and 28% of consolidated revenue for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. The U.S. Navy issues multiple contracts annually for its sonobuoy and engineering requirements. The loss of U.S. Navy sonobuoy sales would have a material adverse financial effect on the Company. While the overall relationship with the U.S. Navy is important to Sparton, the contracts with the U.S. Navy, including subcontracts through ERAPSCO, ordinarily accompany the kind of business conducted by Sparton and the Company does not believe that it is substantially dependent on any individual contract or agreement with this customer.

DSS backlog was approximately $76.7 million and $65.5 million at June 30, 2012 and 2011, respectively. A majority of the June 30, 2012 DSS backlog is currently expected to be realized within the next 12 to 16 months.

United States Navy contracts allow Sparton to submit advance billings, which are then applied against inventories purchased and manufacturing costs incurred by the Company throughout its performance under these contracts. Inventories were reduced by advance billings to the U.S. Navy for costs incurred related to long-term contracts, thereby establishing inventory to which the U.S. Navy then has title, of approximately $10.6 million and $9.0 million, respectively, at June 30, 2012 and 2011. At June 30, 2012 and 2011, current liabilities include advance billings of $25.8 million and $13.0 million, respectively, on Navy contracts. As these billings are in excess of cost, there is no inventory to which the government would claim title and, therefore, no offset to inventory has been made.

During fiscal 2012 and 2011, DSS incurred internally funded research and development (“R&D”) expenses of $1.3 million and $1.1 million, respectively, for the internal development of technologies for use in navigation and oil and gas exploration. During fiscal 2010, DSS incurred no expenditures for R&D not funded by customers. Customer funded R&D costs, which are usually part of a larger production agreement, totaled approximately $8.6 million, $9.1 million and $10.0 million for the years ended June 30, 2012, 2011 and 2010, respectively.

DSS’s business is affected by numerous laws and regulations relating to the award, administration and performance of U.S. Navy contracts. The U.S. Navy generally has the ability to terminate DSS contracts, in whole or in part, without prior notice, for convenience or for default based on performance. If any of these contracts were terminated for convenience, Sparton would generally be protected by provisions covering reimbursement for costs incurred on the contracts and profit on those costs, but not the anticipated profit that would have been earned had the contract been completed.

Other

Non-sonobuoy related manufacturing and services are sold primarily through a direct sales force. In addition, our divisional and executive management teams are an integral part of our sales and marketing teams.

While overall sales can fluctuate during the year in each of our segments, revenues for our Complex Systems and DSS segments are typically higher in the second half of the Company’s fiscal year as compared to the first half. Various factors can affect the distribution of our revenue between accounting periods, including the timing of customer orders, including U.S. Navy and friendly foreign government contract awards, the availability of government funding, production calendars, product deliveries and customer acceptance.

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

Sparton earns revenues from United States based customers as well as foreign country based customers. Additionally, the Company has a manufacturing facility in Vietnam. Financial information regarding the Company’s geographic sales concentration and locations of long-lived assets is presented in Note 17, Business, Geographic and Sales Concentration, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

At June 30, 2012, Sparton employed 950 people, including 83 contractors. None of the Company’s employees are represented by a labor union. The Company considers employee relations to be good.

Executive Officers of the Registrant

Information with respect to executive officers of the Registrant is set forth below. The positions have been held for the periods noted.

Cary B. Wood	Chief Executive Officer since November 2008 and President since April 2009. Previously Mr. Wood held the position of Chief Operating Officer for Citation Corporation in Novi, MI since August 2004. (Age 45)

Gregory A. Slome	Senior Vice President and Chief Financial Officer since April 2009. Previously, Mr. Slome was an independent financial contractor since November 2007. Prior to that date, Mr. Slome was Director of Treasury and International Finance for U.S. Robotics Corporation in Schaumburg, IL since July 2000. (Age 49)

Gordon B. Madlock	Senior Vice President, Operations since January 2009. Previously, Mr. Madlock held the position of Senior Vice President of Operations for Citation Corporation in Novi, MI since September 1999. (Age 54)

Michael W. Osborne	Senior Vice President, Corporate Development since June 2012. Previously Mr. Osborne held the position of Senior Vice President, Corporate and Business Development since January 2009. Prior to that date, Mr. Osborne held the position of Vice President, Operations at The Niven Marketing Group in Carol Stream, IL since January 2006. Prior to that date, Mr. Osborne held the position of Vice President, Operations & Engineering at Gardner Bender in Milwaukee, WI since March 2004. (Age 41)

Steven M. Korwin	Senior Vice President, Quality, Engineering and Information Systems since September 2010 and Senior Vice President, Quality and Engineering since September 2009. Previously, Mr. Korwin held the position of Group Vice President, Electronic Manufacturing Services since December 2008. Prior to that date, Mr. Korwin held the position of Vice President of Quality and Engineering for Citation Corporation in Novi, MI since October 2005. (Age 49)

Lawrence R. Brand	Vice President, Human Resources since May 2011. Previously, Mr. Brand held the position of Director, Corporate Human Resources since February 2010. Prior to that date, Mr. Brand held the position of Senior Manager, Human Resources for Fellowes, Inc. in Itasca, IL since November 2004. (Age 45)

Jake Rost	Vice President, Business Development since June 2012. Previously, Mr. Rost held the position of Vice President/General Manager, Medical Business Unit since March 2011. Prior to that date, Mr. Rost held the position of Vice President, Business Development for Byers Peak since January 2007. (Age 43)

James M. Lackemacher	Vice President/General Manager, Defense and Security Systems Business Unit since April 2005. Previously Mr. Lackemacher held the position of Director of Government Engineering since September 2003. (Age 50)

Robert L. Grimm II	Vice President/General Manager, Complex Systems Business Unit since July 2010. Previously Mr. Grimm held the position of General Manager, Electronic Manufacturing Services since January 2009. Prior to that date, Mr. Grimm held the position of General Manager for Citation Corporation in Novi, Michigan. (Age 46)

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

DSS is partner to a 50/50 joint venture agreement with USSI, the only other major producer of U.S. derivative sonobuoys. If USSI were to terminate this joint venture, DSS would be required to return to independent bidding and production for U.S. Navy and other foreign country sonobuoy business. If this was to happen, it is possible that the Company’s future results could be negatively impacted. Starting with the 2014 U.S. Government fiscal year, the U.S. Navy will open up its sonobuoy contract bidding process potentially allowing additional competitors to vie for this business. While the Company believes that there are significant barriers to entry into the sonobuoy market, if a new competitor was able to successfully develop the necessary technical capabilities and gain entry into the market space, the Company’s future results could be negatively impacted.

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

We can experience significant fluctuations in our annual and quarterly results of operations. In addition to general economic conditions, other factors that contribute to these fluctuations are our effectiveness in managing manufacturing processes and costs, as well as the level of capacity utilization of our manufacturing facilities and associated fixed costs, in order to maintain or increase profitability. The timing of our sonobuoy sales to the U.S. Navy is dependent upon access to the test range and successful passage of product tests performed by the U.S. Navy. Additionally, we rely on our customers’ demands, which can and do change dramatically, sometimes with little notice. Such factors also could affect our results of operations in the future.

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

A significant portion of our costs are related to electronic components purchased to produce our products. In some cases our customers dictate that we purchase particular components from a single or limited number of suppliers. Supply shortages for a particular component can delay production, and thus delay shipments to customers and the associated revenue of all products using that component. This could cause the Company to experience a reduction in sales, increased inventory levels and costs, and could adversely affect relationships with existing and prospective customers. In the past, we have secured sufficient allocations of constrained components so that revenue was not materially impacted. The Company believes that alternative suppliers are available to provide the components, including unique components, necessary to manufacture our customers’ products. If, however, we are unable to procure necessary components under favorable purchase terms, including at favorable prices and with the order lead times needed for the efficient and profitable operation of our factories, our results of operations could suffer.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) contains provisions to improve the transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo (“DRC”) and adjoining countries. As a result, the SEC is required to establish new annual disclosure and reporting requirements for those companies who use “conflict” minerals mined from the DRC and adjoining countries in their products. When these new requirements are implemented, they could affect the sourcing and availability of minerals used in the manufacturing of our electrical components. As a result, we may not be able to obtain products at competitive prices and there may be additional costs associated with complying with the new due diligence procedures as required by the SEC. Also, since our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins for all metals used in our products through the due diligence procedures that we implement. We may also encounter challenges to satisfy those customers who require that all of the components of our products are certified as conflict free. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier.

We are dependent on a few large customers; the loss of such customers or reduction in their demand could substantially harm our business and operating results.

For the fiscal year ended June 30, 2012, our sixteen largest customers, including the U.S. Navy, accounted for approximately 80% of total net sales. The U.S. Navy, a DSS customer through the Company’s ERAPSCO agreement, represented 20% of our total net sales in the same period. Fenwal Blood Technologies and Siemens Diagnostics, both Medical customers, contributed 15% and 11%, respectively, of total net sales in fiscal 2012. We expect to continue to depend upon a relatively small number of customers, but we cannot ensure that present or future large customers will not terminate, significantly change, reduce, or delay their manufacturing arrangements with us. In July 2012, Fenwal agreed to be purchased by Fresenius SE. It is unclear what impact this transaction, if consummated, will have on Fenwal’s future business with the Company. Because our major customers represent such a large part of our business, the loss of any of our major customers or reduced sales to these customers could negatively impact our business.

During the fourth quarter of fiscal 2011, Siemens notified the Company that it intended to dual source two of its larger programs with the Company beginning in fiscal 2012. Annual sales related to these programs aggregated $27.8 million in fiscal 2011 and $13.7 million in fiscal 2012. This dual sourcing is expected to have a continued adverse impact on fiscal 2013 sales from the Company’s Ohio facility. Related in part to this event and in conjunction with the Company’s annual goodwill impairment, the Company recorded impairments of $13.2 million and $3.7 million in fiscal 2011 against its goodwill and customer relationships intangible asset, respectively, related to its Ohio reporting unit. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Goodwill and Intangible Assets for a further description of these impairments.

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

Our U.S. Government contracts have many inherent risks that could adversely impact our financial results. Future governmental sales could be affected by a change in defense spending by the U.S. Government, or by changes in spending allocation that could result in one or more of our programs being reduced, delayed or terminated, which could adversely affect our financial results. The Company’s U.S. governmental sales are funded by the federal budget. Changes in negotiations for program funding levels or unforeseen world events can interrupt the funding for a program or contract. The timing of sonobuoy sales to the U.S. Navy is dependent upon access to their test facilities and successful passage of their product tests. Any future reduction or interruption in access to the test range or changes in sonobuoy testing criteria may impact the consistency or predictability of our reported revenues.

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

Our inability to forecast the level of customer orders with much certainty makes it difficult to schedule production and maximize utilization of manufacturing capacity. Additionally, we are often required to place materials orders from vendors, some of which are non-cancelable, based on an expected level of customer volume. At June 30, 2012, non-cancelable purchase orders with vendors totaled approximately $27.3 million. If actual demand is higher than anticipated, we may be required to increase staffing and other expenses in order to meet such demand of our customers. Alternatively, anticipated orders from our customers may be delayed or fail to materialize, thereby adversely affecting our results of operations. Such customer order fluctuations and deferrals have had a material adverse effect on us in the past, and we may experience similar effects in the future.

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

Additionally, our future success will depend upon our ability to maintain and enhance our own technological capabilities, develop and market manufacturing services and products which meet changing customer needs, and successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis. If we are unable to do so, business, financial condition and operating results could be materially adversely affected.

Our growth strategies could be ineffective due to the risks of further acquisitions.

Our growth strategy has included acquiring complementary businesses. We could fail to identify, finance or complete suitable acquisitions on acceptable terms and prices. Acquisition efforts could increase a number of risks, including diversion of management’s attention, difficulties in integrating systems and operations, potential loss of key employees and customers of the acquired companies and exposure to unanticipated liabilities, as well as the price we pay may exceed the value we realize. Our discovery of, or failure to discover, material issues during due diligence investigations of acquisition targets, either before closing with regard to potential risks of the acquired operations, or after closing with regard to the timely discovery of breaches of representations or warranties, could materially harm our business. Acquisitions also may result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could harm our financial results.

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

A portion of the Company’s operations and some customers are in foreign locations. As a result, transactions may occur in currencies other than the U.S. dollar. Currency exchange rates fluctuate on a daily basis as a result of a number of factors and cannot be easily predicted. Volatility in the U.S. dollar could seriously harm our business, operating results and financial condition. The primary impact of currency exchange fluctuations is on the adjustments related to the remeasurement of the Company’s Vietnamese financial statements into U.S. dollars, which are included in current earnings, as well as impacting the cash, receivables, payables, property and equipment of our operating entities. The Company currently does not use financial instruments to hedge foreign currency fluctuation and unexpected expenses could occur from future fluctuations in exchange rates.

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

Certain of our U.S. government contracts require our employees to maintain various levels of security clearances, and we are required to maintain certain facility security clearances complying with U.S. Government requirements. If our employees are unable to obtain security clearances in a timely manner, or at all, or if our employees who hold security clearances are unable to maintain the clearances or terminate employment with us, then a customer requiring classified work could terminate the contract or decide not to renew it upon its expiration. In addition, we expect that many of the contracts on which we will bid will require us to demonstrate our ability to obtain facility security clearances and employ personnel with specified types of security clearances.

To the extent we are not able to obtain facility security clearances or engage employees with the required security clearances for a particular contract, we may not be able to bid on or win new contracts, or effectively bid on expiring contracts.

We are involved in legal proceedings and unfavorable decisions could materially affect us.

Our business activities expose us to risks of litigation with respect to our customers, suppliers, creditors, shareholders, product liability, or environmental-related matters. We may incur significant expense to defend or otherwise address current or future claims. Any litigation, even a claim without merit, could result in substantial costs and diversion of resources, and could have a material adverse effect on our business and results of operations. Although we maintain insurance policies, we cannot assure you that this insurance will be adequate to protect us from all material judgments and expenses related to potential future claims or that these levels of insurance will be available in the future at economical prices or at all.

Adverse regulatory developments could harm our business.

Our business operates, and certain of our customers’ businesses operate, in heavily regulated environments. We must manage the risk of changes in or adverse actions under applicable law or in our regulatory authorizations, licenses and permits, governmental security clearances, government procurement regulations or other legal rights in order to operate our business, manage our work force, or import and export goods and services as needed. We also face the risk of other adverse regulatory actions, compliance costs, or governmental sanctions. The regulations and regulatory bodies include, but are not limited to, the following: the Federal Acquisition Regulations, the Truth in Negotiations Act, the False Claims Act and the False Statements Act, the Foreign Corrupt Practices Act, the Food and Drug Administration, the Federal Aviation Administration and the International Traffic in Arms Regulations.

Our failure to comply with applicable regulations, rules and approvals or misconduct by any of our employees could result in the imposition of fines and penalties, the loss of security clearances, the loss of our government contracts or our suspension or debarment from contracting with the U.S. government generally, any of which would harm our business, financial condition and results of operations. See also additional risk factors below relating to U.S. Government contract audits, securities laws regulations, environmental law regulations and foreign law regulations.

U.S. Government audits and investigations could adversely affect our business.

Federal government agencies, including the Defense Contract Audit Agency (“DCAA”) and the Defense Contract Management Agency (“DCMA”), routinely audit and investigate government contracts and government contractors’ administrative processes and systems. These agencies review the Company’s performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also review the adequacy of the Company’s internal control systems and policies, including the Company’s purchasing, accounting, estimating, compensation and management information processes and systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit or investigation of our business were to uncover improper or illegal activities, then we could be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. In addition, responding to governmental audits or investigations may involve significant expenses and divert management attention. If any of the forgoing were to occur, our financial condition and operating result could be materially adversely affected.

The Company responded in November 2011 to DCAA review comments received in the first quarter of fiscal 2012 regarding corrective actions to improve the reliability for accumulating costs under government contracts. As a result, DCMA has determined our cost accounting system is currently adequate and the Company remains eligible to receive costs reimbursable contracts from the U.S. Government. While the Company’s corrective actions remain open for further review, the Company remains confident formal resolution of DCAA cost accounting practices findings will not have a material adverse impact on the Company’s financial results.

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

Increased international political instability, evidenced by threats and occurrence of terrorist attacks, conflicts in the Middle East and Asia, and strained international relations arising from these conflicts, may hinder our ability to do business. The political environment in communist countries can contribute to the threat of instability. While we have not been adversely affected as yet due to this exposure, one of our facilities is based in Vietnam, which is a communist country. These events have had and may continue to have an adverse impact on the U.S. and world economies, particularly customer confidence and spending, which in turn could affect our revenue and results of operations. The impact of these events on the volatility of the U.S. and world financial markets could increase the volatility of our securities and may limit the capital resources available to us, our customers and our suppliers.

Our operations could be subject to natural disasters, disease and other business disruptions, including earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, hurricanes, fires, pandemic outbreaks and other natural or manmade disasters, which could seriously harm our financial condition and increase our expenses. In the past, hurricanes have adversely impacted the performance of two of our production facilities located in Florida. We have a production facility outside Ho Chi Minh City, Vietnam. This area, in the tropics and close to the sea, may be vulnerable to storms, floods and typhoons.

Changes in the securities laws and regulations have increased, and are likely to continue to increase our costs.

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and more recently the Dodd-Frank Act required or will require changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of the Sarbanes-Oxley Act, the SEC and the New York Stock Exchange (“NYSE”) promulgated new rules on a variety of subjects. Similar rules are expected to be promulgated in relation to the Dodd-Frank Act. Compliance with these new rules has increased and may increase further our legal, financial and accounting costs. Absent significant changes in related rules, which we cannot assure, we anticipate some level of increased costs related to these new regulations to continue indefinitely. We also expect these developments to make it more difficult and more expensive to obtain director and officer liability insurance, and we may be forced to accept reduced coverage or incur substantially higher costs to obtain coverage. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our Board of Directors or qualified management personnel.

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

We are continuing our comprehensive efforts to comply with Section 404 of the Sarbanes-Oxley Act. If we are unable to maintain effective internal control over financial reporting, this could lead us to issue a financial restatement or otherwise cause us to fail to meet our reporting obligations to the SEC or could result in a finding by our independent auditors of a significant deficiency or material weakness in our controls over financial reporting, which, in turn, could result in an adverse reaction to our stock in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico. At June 30, 2012, Sparton had accrued approximately $3.7 million as its estimate of the remaining minimum future undiscounted financial liability with respect to this matter. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At June 30, 2012, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded and net of DOE reimbursement, could be up to $2.4 million before income taxes over the next eighteen years. See Item 3 — “Legal Proceedings” of this Annual Report on Form 10-K.

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

If we are not able to protect our intellectual property and other proprietary rights, we may be adversely affected.

Our success can be impacted by our ability to protect our intellectual property and other proprietary rights. We rely primarily on patents, trademarks, copyrights, trade secrets and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. However, a significant portion of our technology is not patented, and we may be unable or may not seek to obtain patent protection for this technology. Moreover, existing U.S. legal standards relating to the validity, enforceability and scope of protection of intellectual property rights offer only limited protection, may not provide us with any competitive advantages, and may be challenged by third parties. The laws of countries other than the United States may be even less protective of intellectual property rights. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property or otherwise gaining access to our technology. If we fail to protect our intellectual property and other proprietary rights, then our business, results of operations or financial condition could be negatively impacted.

Certain shareholders have significant control and shares eligible for public sale could adversely affect the share price.

As of June 30, 2012, the directors, executive officers and 5% shareholders beneficially owned or controlled an aggregate of approximately 48% of our common stock. Accordingly, certain persons have significant influence over the election of our Board of Directors, the approval or disapproval of any other matters requiring shareholder approval, and the affairs and policies of the Company. Such voting power could also have the effect of deterring or preventing a change in control of the Company that might otherwise be beneficial to other shareholders. Conversely, such voting power could have the effect of deterring or preventing a change in control of the Company that might otherwise be detrimental to other shareholders. In addition, the Company’s stock is thinly traded. Thinly traded stocks can be susceptible to sudden, rapid declines in price, especially when holders of large blocks of shares seek exit positions. Sales of substantial amounts of common stock by shareholders, or even the potential for such sales, may cause the market price to decline and could impair the ability to raise capital through the sale of equity securities.

In the future, we may need additional funding, which could be raised through issuances of equity securities. We also have the right to issue shares upon such terms and conditions and at such prices as our Board of Directors may establish. Such offerings would dilute the ownership interest of existing shareholders and could cause a dilution of the net tangible book value of such shares.

At June 30, 2012, there were options outstanding for the purchase of 101,076 shares of common stock of the Company, all of which options were vested and exercisable. Holders of our common stock could suffer dilution if outstanding common stock options are exercised in excess of the number of shares repurchased by Sparton.

Market volatility may have an adverse impact on our pension costs associated with our defined benefit plan.

Volatility and uncertainty in the global financial market has resulted in the Company making significant cash contributions to our pension plan in recent years. For a further discussion of the Sparton Corporation Pension Plan, see “Pension Obligations” in the Critical Accounting Policies and Estimates section in Part II, Item 7 of this report and Note 9, Employee Retirement Benefits Plans, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K. Notwithstanding the actions taken to reduce the costs of the plan in recent years, if the global financial market continues to be unstable or declines further, we may be required to make further contributions to the pension plan in future periods. These contributions, if made, would negatively impact our liquidity, cash flows, and financial position.

The tightened credit market, both nationally and globally, may adversely affect the availability of funds to us for working capital, liquidity requirements, and other purposes, which may adversely affect our cash flows and financial condition.

We anticipate that our recently amended revolving line-of-credit facility will be a component of our available working capital during fiscal 2013. The line of credit facility has been extended to August 13, 2015. For a summary of our banking arrangements, see Note 7, Debt, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K. There are no assurances that the line-of-credit will be sufficient for all purposes. Additionally, if vendors of electronic components restrict or reduce credit to us for purchase of raw materials as a result of general market conditions, the vendor’s credit status, or our financial position, it could adversely affect liquidity, cash flows, and results of operations.

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

The following is a listing of Sparton’s principal properties as of June 30, 2012. As described below, Sparton owns the majority of these properties. These facilities provide a total of approximately 521,000 square feet of manufacturing and administrative space. There are manufacturing and office facilities at each location. Sparton’s manufacturing facilities in aggregate are underutilized. Underutilized percentages vary by plant; however, ample space exists to accommodate expected growth. Sparton believes these facilities are suitable for its operations.

Segment/Location	Square Feet	Ownership
Medical Segment:
Strongsville, Ohio	60,000	Owned
Frederick, Colorado	65,000	Leased
Complex Systems Segment:
Brooksville, Florida	136,000	Owned
Thuan An District, Binh Duong Province, Vietnam (Outside of Ho Chi Minh City)	55,000	Owned
DSS Segment:
De Leon Springs, Florida	197,000	Owned
Corporate Office:
Schaumburg, Illinois	8,000	Leased

The Company’s Frederick, Colorado facility has approximately 5 years remaining on its initial lease term. The lease provides the Company the option to extend the term up to an additional five years.

While the Company owns the building and other assets in Vietnam, the land is occupied under a long-term lease covering approximately 40 years of which approximately 33 years remain. This lease is prepaid, with the cost amortized over the term of the lease, and carried in other long-term assets on our balance sheet.

As of June 30, 2012, substantially all of our assets, including real estate, are pledged as collateral to secure any potential borrowings under our revolving line of credit (see Note 7, Debt, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K).

ITEM 3.	LEGAL PROCEEDINGS

Environmental Remediation

Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Although the Company entered into a long-term lease of the Coors Road property that was accounted for as a sale of property during fiscal 2010, it remains responsible for the remediation obligations related to its past operation of this facility. At June 30, 2012, Sparton had accrued approximately $3.7 million as its estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which approximately $0.5 million is classified as a current liability and included on the balance sheet in other accrued expenses. The Company’s minimum cost estimate is based upon existing technology and excludes certain legal costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements.

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

In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8.4 million incurred from the date of settlement, if any, of which approximately $4.1 million has been expended as of June 30, 2012 toward the $8.4 million threshold. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At June 30, 2012, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded and net of DOE reimbursement, could be up to $2.4 million before income taxes over the next eighteen years.

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

Cybernet

On October 6, 2011, the Company and Spencer Street Investments, Inc. (“Spencer”) reached an agreement with Chuck J. Jacobus, Heidi Jacobus and Cybernet Systems Corporation (“Cybernet”) to settle a lawsuit filed in the Washtenaw County Circuit Court (Case No. 10-378-CZ) by the Company and Spencer on April 7, 2010 against Mr. Jacobus, Ms. Jacobus and Cybernet, as well as the countersuit against the Company and Cary Wood. The complaint filed by Sparton and Spencer alleged minority oppression and breach of fiduciary duties by Cybernet, Charles Jacobus and Heidi Jacobus. Sparton and Spencer claimed that Cybernet’s actions, as directed and implemented by the Jacobuses, frustrated the rights of the minority shareholders, including but not limited to failing to return any capital to the minority shareholders. In response to the complaint, Cybernet filed a counter-complaint against the Company and Cary Wood alleging that Cary Wood, as a member of Cybernet’s board of directors, breached his duties to Cybernet. At the conclusion of facilitation, the parties agreed to a complete settlement. The settlement closed in November 2011. Pursuant to the settlement, the parties agreed to release all claims against each other and Cybernet repurchased the shares of Cybernet common stock held by the Company for $1.75 million.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “SPA”.

The table below sets forth the high and low closing prices of our common stock as reported by the NYSE for each quarter during the last two years:

	Quarter
	1st	2nd	3rd	4th
Year Ended June 30, 2012
High	$10.60	$8.89	$9.60	$10.05
Low	$6.28	$5.70	$8.02	$8.63
Year Ended June 30, 2011
High	$6.09	$8.37	$9.00	$10.22
Low	$4.78	$6.08	$7.63	$7.68

Holders. As of August 13, 2012, there were 425 record holders of our common stock. The number of record holders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends. We have not paid dividends on our common stock during either fiscal 2012 or fiscal 2011. Other than in fiscal 2006, the Company has not declared or paid cash dividends on our common stock for many years. In addition, our credit facility prohibits us from declaring or paying any dividends on our capital stock without obtaining prior approval from our credit facility provider.

Securities Authorized for Issuance Under Equity Compensation Plans. See our disclosure below in “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.”

Unregistered Sales of Equity Securities and Use of Proceeds. None.

Performance Graph. The performance graph below compares the cumulative total shareholder return on our common stock for the past five years against the cumulative total return of a broad market index (Russell 2000 Index) and a peer group index, which is composed of AeroVironment, Inc., Analogic Corporation, API Technologies Corp., Astronics Corporation, Benchmark Electronics, Inc., CTS Corporation, Ducommun Incorporated, HEI, Inc., IEC Electronics Corp., Plexus Corp., Raven Industries, Inc., SigmaTron International, Inc., SMTC Corporation, Sypris Solutions, Inc. and Ultra Electronics Holdings. The comparative peer group was selected based on a review of publicly available information about these companies and the Company’s determination that they are engaged in electronics manufacturing businesses similar to that of the Company or its reportable operating segments.

The graph assumes that $100.00 was invested in our common stock and in each index on June 30, 2007. The total return for the common stock and the indices used assumes the reinvestment of dividends, if any. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Comparison of Cumulative Total Return

Among Sparton Corporation,

Russell 2000 Index and Peer Group Index

	06/30/07	06/30/08	06/30/09	6/30/10	06/30/11	6/30/12
Sparton Corporation	100.00	58.33	40.28	69.86	141.94	137.50
Russell 2000 Index	100.00	84.83	62.84	76.35	104.91	102.73
Peer Group	100.00	92.33	75.89	93.12	117.22	108.61

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth a summary of selected financial data for the last five fiscal years. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Audited Consolidated Financial Statements and, in each case, any related notes thereto included elsewhere in this report. (dollars in thousands, except per share amounts)

	2012 (a)	2011 (a)	2010	2009	2008
Operating Results:
Net sales	$223,577	$203,352	$173,977	$221,871	$229,806
Cost of goods sold	185,075	170,184	147,394	205,985	218,216

Gross profit	38,502	33,168	26,583	15,886	11,590
Selling and administrative expenses	22,232	20,842	18,205	18,851	19,106
Internal research and development expenses	1,293	1,110	—	—	—
Restructuring/impairment charges	(68)	75	4,076	7,008	181
Gain on acquisition	—	(2,550)	—	—	—
Gain on sale of property, plant and equipment	—	(139)	(3,119)	(10)	(977)
Impairment of intangible asset	—	3,663	—	—	—
Impairment of goodwill	—	13,153	—	—	—
Other operating expenses	500	843	1,699	1,294	483

Operating income (loss)	14,545	(3,829)	5,722	(11,257)	(7,203)
Other income (expense), net	41	(114)	(198)	(2,709)	(734)

Income (loss) before income taxes	14,586	(3,943)	5,524	(13,966)	(7,937)
Provision for (benefit from) income taxes	5,078	(11,404)	(1,916)	1,787	5,201

Net income (loss)	$9,508	$7,461	$7,440	$(15,753)	$(13,138)

Weighted-Average Common Shares Outstanding:
Common stock — basic	10,174,176	10,217,494	9,972,409	9,811,635	9,811,507
Common stock — diluted	10,208,810	10,255,368	9,972,409	9,811,635	9,811,507

Per Share of Common Stock — Income (Loss):
Common stock — basic	$0.93	$0.73	$0.75	$(1.61)	$(1.34)
Common stock — diluted	$0.93	$0.73	$0.75	$(1.61)	$(1.34)

Shareholders’ equity — Per Share	$8.16	$7.33	$6.30	$5.52	$7.22

Cash Dividends — Per Share	$—	$—	$—	$—	$—

Other Financial Data:
Total assets	$144,555	$122,609	$119,861	$155,002	$142,726
Working capital	$59,347	$51,323	$37,730	$32,898	$41,581
Working capital ratio	2.05:1	2.22:1	1.82:1	1.38:1	1.74:1
Debt	$1,669	$1,796	$1,917	$22,959	$25,588
Shareholders’ equity	$82,488	$75,047	$64,269	$54,895	$70,860

(a)	The operating results of the Medical businesses acquired from Delphi Medical Systems, LLC and Byers Peak, Incorporated have been included in the Company’s consolidated financial results since the date of acquisitions on August 6, 2010 and March 4, 2011, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is an analysis of the Company’s results of operations, liquidity and capital resources and should be read in conjunction with the Consolidated Financial Statements and notes related thereto included in this Annual Report on Form 10-K. To the extent that the following Management’s Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties. These risks include, but are not limited to the risks and uncertainties discussed in “Item 1A Risk Factors” in this Annual Report on Form 10-K. The following discussion and analysis should be read in conjunction with the “Forward Looking Statements” and “Item 1A Risk Factors” each included in this Annual Report on Form 10-K.

Business Overview

General

Sparton is a provider of complex and sophisticated electromechanical devices with capabilities that include concept development, industrial design, design and manufacturing engineering, production, distribution, and field service. The Company serves the Medical, Military & Aerospace and Industrial & Instrumentation markets through three reportable business segments; Medical Device (“Medical”), Complex Systems (“CS”) and Defense & Security Systems (“DSS”).

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

Medical Segment

Medical operations are comprised of contract development, design, production and fulfillment of sophisticated medical and biotech devices and sub-assemblies for industry leaders, emerging technologies companies and start-ups. In manufacturing devices for its customers, this business unit follows specific design and manufacturing processes to assure product reliability and safety in accordance with Food and Drug Administration (“FDA”) guidelines and approvals. This group specializes in technologies, systems and processes required by medical OEM and ET customers primarily in the Diagnostic, Therapeutic and Surgical segments of the Medical Device and Biotech market spaces.

Complex Systems Segment

Complex Systems operations provides complex electronics systems to multiple industries, offering end-to-end development and manufacturing solutions focused on high expectations of quality and delivery performance through an international footprint. As a vertically integrated business unit, this segment assists in providing its customers with seamless development of circuit card and sub-assemblies for integration into electro-mechanical solutions. By focusing on maximizing efficiency and cost containment at the various steps in the design, engineering, and manufacturing process, Complex Systems acts as an intelligent source and ideal partner for development firms and OEMs. This business unit is a supplier for low to medium volume/high complexity commercial and military aerospace applications, telecommunications, energy, and industrial controls. Its current portfolio of applications includes: flight controls, cockpit displays, fuel system controls, secure communications, early warning detection, diagnostics systems, security systems, detection systems, lighting, satellite communications, audio, nuclear detection, inventory control, and defense.

DSS Segment

DSS operations are comprised of design, development and production of products for a number of technologically significant programs aimed at fulfilling defense and commercial needs. Specializing in the development and production of complex electromechanical equipment, Sparton designs and manufactures sonobuoys, ASW devices for the U.S. Navy and foreign governments that meet Department of State licensing requirements. This business unit also performs an engineering development function for the United States military and prime defense contractors for advanced technologies ultimately leading to future defense products as well as replacements for existing products. The sonobuoy product line is built to the customer’s demanding specifications. These products are restricted by International Tariff and Arms Regulations (“ITAR”) and qualified by the U.S. Navy, which limits opportunities for competition. Additionally, this business unit internally develops and markets commercial products based on its navigation and underwater acoustic knowledge and the intrinsic skill sets of its technical staff.

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

Other risks and uncertainties that may affect our operations, performance, growth forecasts and business results include, but are not limited to, timing and fluctuations in U.S. and/or world economies, sharp volatility of world financial markets over a short period of time, competition in the overall contract manufacturing business, availability of production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, uncertainties associated with the outcome of litigation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation and customer labor and work strikes. Further risk factors are the availability and cost of materials, as well as non-cancelable purchase orders we have committed to in relation to customer forecasts that can be subject to change. A number of events can impact these risks and uncertainties, including potential escalating utility and other related costs due to natural disasters, as well as political uncertainties such as the unrest in Africa and the Middle East. The February 2011 earthquake, tsunami and resultant nuclear disaster in Japan had the potential to cause availability and pricing issues relating to certain materials used within the Company’s products. The Company currently does not believe that the effects of these events will have a material impact on its business. Additional trends, risks and uncertainties include dependence on key personnel, risks surrounding the Company’s recent acquisitions, uncertainties surrounding the global economy and U.S. healthcare legislation and the effects of those uncertainties on OEM behavior, including heightened inventory management, product development cycles and outsourcing strategies. Finally, the Sarbanes-Oxley Act, and more recently the Dodd-Frank Act have required or will require changes in, and formalization of, some of the Company’s corporate governance and compliance practices. The SEC and the New York Stock Exchange have also passed or will pass related rules and regulations requiring additional compliance activities. Compliance with these rules has increased administrative costs and may increase these costs further in the future. A further discussion of the Company’s risk factors has been included in Part I, Item 1A, “Risk Factors”, of this Annual Report on Form 10-K. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.

Consolidated Results of Operations

Summary

The major elements affecting net income (loss) for the year ended June 30, 2012 as compared to the year ended June 30, 2011 were as follows (in millions):

Net income fiscal 2011		$7.5
Increased gross profit on Medical programs	$2.3
Increased gross profit on Complex Systems programs	0.9
Increased gross profit on DSS programs	2.1
Increased selling and administrative expenses	(1.4)
Increased internal research and development expenses	(0.2)
Fiscal 2011 gain on acquisition	(2.6)
Fiscal 2011 impairment of intangible asset	3.7
Fiscal 2011 impairment of goodwill	13.2
Increased income tax expense	(16.5)
Other, net	0.5

Net change		2.0

Net income fiscal 2012		$9.5

Fiscal 2012 was comparatively impacted by:

•

Increased gross profit on Medical programs due mainly to increased sales volume resulting from fiscal 2011 acquisitions and overall increased capacity utilization at the Company’s Frederick, Colorado facility, partially offset by decreased capacity utilization at the Strongsville, Ohio facility.

•

Increased gross profit on CS programs due to increased sales, improved capacity utilization at the Company’s Vietnam facility in the current year and changes in product mix, partially offset by new program start-up costs in the current year.

•

Increased gross profit on DSS programs due to increased foreign sonobuoy sales volume partially offset by decreased digital compass sales and increased costs resulting from sonobuoy quality improvement activities in the current year.

•

Increased selling and administrative expenses primarily reflecting increased business development, travel and incentive-based compensation expenses, partially offset by an unfavorable arbitration award in the prior year period.

•	Internal research and development expenses of approximately $1.3 million in the year ended June 30, 2012 compared to $1.1 million in fiscal 2011.

•	Fiscal 2011 gain on acquisition of certain assets related to the contract manufacturing business of Delphi Medical.

•	Fiscal 2011 impairment of intangible asset related to customer relationships acquired in conjunction with the Company’s purchase of Astro Instrumentation, LLC (“Astro”) in May 2006.

•	Fiscal 2011 impairment of goodwill relating to the Company’s purchase of Astro.

•	Fiscal 2012 effective income tax rate of approximately 35% following the June 30, 2011 reinstatement of deferred tax assets.

Presented below are more detailed comparative data and discussions regarding our consolidated and reportable segment results of operations for the year ended June 30, 2012 compared to the year ended June 30, 2011 and the year ended June 30, 2011 compared to the year ended June 30, 2010.

For the Year ended June 30, 2012 compared to the Year ended June 30, 2011

The following table presents consolidated statements of operations data as a percentage of net sales for the years ended June 30, 2012 and 2011 (dollars in thousands):

	2012		2011
	Total	% of Sales	Total	% of Sales
Net sales	$223,577	100.0%	$203,352	100.0%
Cost of goods sold	185,075	82.8	170,184	83.7

Gross profit	38,502	17.2	33,168	16.3
Selling and administrative expenses	22,232	9.9	20,842	10.3
Internal research and development expenses	1,293	0.6	1,110	0.5
Restructuring/impairment charges	(68)	(0.0)	75	0.0
Gain on acquisition	—	—	(2,550)	(1.2)
Gain on sale of property, plant and equipment, net	—	—	(139)	(0.1)
Impairment of intangible asset	—	—	3,663	1.8
Impairment of goodwill	—	—	13,153	6.5
Other operating expense, net	500	0.2	843	0.4

Operating income (loss)	14,545	6.5	(3,829)	(1.9)
Total other income (expense), net	41	0.0	(114)	(0.0)

Income (loss) before benefit from income taxes	14,586	6.5	(3,943)	(1.9)
Provision for (Benefit from) income taxes	5,078	2.2	(11,404)	(5.6)

Net income	$9,508	4.3%	$7,461	3.7%

The following table presents net sales by reportable segment for the years ended June 30, 2012 and 2011 (in thousands):

	2012		2011
	Total	% of Total	Total	% of Total	% Change
SEGMENT
Medical	$110,894	49.6%	$98,028	48.2%	13.1%
Complex Systems	53,609	24.0	49,835	24.5	7.6
DSS	74,102	33.1	69,720	34.3	6.3
Eliminations	(15,028)	(6.7)	(14,231)	(7.0)	5.6

Totals	$223,577	100.0%	$203,352	100.0%	9.9

The following table presents gross profit and gross profit as a percent of net sales by reportable segment for the years ended June 30, 2012 and 2011 (in thousands):

	2012		2011
	Total	GP%	Total	GP%
SEGMENT
Medical	$15,242	13.7%	$12,938	13.2%
Complex Systems	5,762	10.7	4,835	9.7
DSS	17,498	23.6	15,395	22.1

Totals	$38,502	17.2	$33,168	16.3

The following table presents operating income (loss) and operating income (loss) as a percent of net sales for the years ended June 30, 2012 and 2011 (in thousands):

	2012		2011
	Total	% of Sales	Total	% of Sales
SEGMENT
Medical	$8,685	7.8%	$(8,011)	(8.2)%
Complex Systems	2,985	5.6	1,586	3.2
DSS	12,415	16.8	10,869	15.6
Corporate and other unallocated	(9,540)	—	(8,273)	—

Totals	$14,545	6.5	$(3,829)	(1.9)

Medical

Medical sales increased approximately $12.9 million in the year ended June 30, 2012 as compared with the prior year. Excluding the impact of $12.7 million of decreased sales to Siemens Diagnostics due to its dual sourcing decision, and excluding $10.1 million of fiscal 2011 pre-acquisition sales related to Delphi Medical and Byers Peak, Medical sales increased approximately $15.5 million as compared with the prior year. Included within this net sales increase was the $3.6 million negative impact of one customer’s disengagement during fiscal 2011. Medical sales are dependent on a small number of key strategic customers. Fenwal Blood Technologies, which became a customer with the Delphi Medical acquisition in August 2010, contributed 15% and 12% of consolidated Company net sales during the years ended June 30, 2012 and 2011, respectively. Siemens Diagnostics contributed 11% and 18% of consolidated Company net sales during the years ended June 30, 2012 and 2011, respectively. During the fourth quarter of fiscal 2011, Siemens notified the Company that it intended to dual source two of its larger programs with the Company beginning in fiscal 2012. Annual sales related to these programs aggregated $27.8 million in fiscal 2011 and $13.7 million in fiscal 2012. This dual sourcing is expected to have a continued adverse impact on fiscal 2013 sales from the Company’s Ohio facility. Medical backlog was approximately $46.2 million at June 30, 2012. Commercial orders, in general, may be rescheduled or cancelled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the June 30, 2012 Medical backlog is currently expected to be realized in the next 12 months.

Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and costs associated with new program introduction. The gross profit percentage on Medical sales remained relatively consistent at 13.7% for the year ended June 30, 2012 compared to 13.2% for prior year. The increase in gross margin on Medical sales reflects favorable product mix, increased capacity utilization at the Frederick, Colorado facility and cost management efforts at the Strongsville, Ohio facility, partially offset by decreased capacity utilization at the Strongsville, Ohio facility.

Selling and administrative expenses relating to the Medical segment were $6.2 million and $6.0 million for the years ended June 30, 2012 and 2011, respectively, reflecting increased allocated corporate selling and administrative expenses and costs in the current year period relating to changes in operational leadership, offset by charges in the prior year period related to a $0.4 million unfavorable arbitration award related to a dispute with a disengaging customer.

Restructuring charges relating to the Medical segment were $0.1 million for the year ended June 30, 2011 and related to the workforce reduction and facility consolidations at the Company’s Colorado facilities. For a further discussion of the restructuring activity see Note 15, Restructuring Activities, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K.

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

In conjunction with its annual test of goodwill, the Company recorded a non-cash impairment charge of approximately $13.2 million during the fourth quarter of fiscal 2011 related to its Ohio reporting unit. The impairment reflects various downward trends in volume within the Company’s Ohio reporting unit, which was acquired in fiscal 2006, including the impact of a customer disengagement and Siemens’ fiscal 2011 fourth quarter notification of its intent to dual source certain programs with us as part of an overall dual sourcing strategy for certain of its critical programs. As a result of these downward trends in volume, the Company also recorded a non-cash impairment charge of approximately $3.7 million during the fourth quarter of fiscal 2011 related to its customer relationships intangible asset acquired with its Ohio Medical business in fiscal 2006. No impairments of goodwill or identifiable intangible assets occurred during fiscal 2012. See below in “Critical Accounting Policies and Estimates — Goodwill and Intangible Assets” for a complete discussion regarding these impairment charges and the contributing reasons.

Complex Systems

CS sales increased approximately $3.8 million in the year ended June 30, 2012 as compared with the prior year. The comparable sales reflect $6.1 million of increased sales to multiple new and existing customers, offset by $3.1 million reduced demand for two customers’ programs. CS sales also include intercompany sales resulting primarily from the production of circuit boards that are then utilized in DSS product sales. Intercompany sales increased approximately $0.8 million in fiscal 2012 as compared to the prior year. These intercompany sales are eliminated in consolidation. CS backlog was approximately $25.5 million at June 30, 2012. Commercial orders, in general, may be rescheduled or cancelled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the June 30, 2012 CS backlog is currently expected to be realized in the next 12 months.

The gross profit percentage on CS sales increased to 10.7% for the year ended June 30, 2012 compared to 9.7% for the year ended June 30, 2011. The period over period comparison primarily reflects improved capacity utilization at the Company’s Vietnam facility in the current year period and favorable changes in product mix, partially offset by an increase in new program start-up costs in the current year period.

Selling and administrative expenses relating to the CS segment were $2.8 million for the year ended June 30, 2012 compared to $3.3 million for the year ended June 30, 2011, primarily reflecting decreased allocated corporate selling and administrative expenses in the current year period.

DSS

DSS sales increased approximately $4.4 million in the year ended June 30, 2012 as compared with the prior year, reflecting increased sonobuoy sales to foreign governments and, to a lesser extent, increased engineering sales revenue, partially offset by decreased U.S. Navy sonobuoy production and digital compass sales in the current year. Total sales to the U.S. Navy in the years ended June 30, 2012 and 2011 was approximately $44.4 million and $61.7 million, or 20% and 30%, respectively, of consolidated Company net sales for those years. Sonobuoy sales to foreign governments were $29.0 million and $4.9 million in the years ended June 30, 2012 and 2011, respectively. DSS backlog was approximately $76.7 million at June 30, 2012. A majority of the June 30, 2012 DSS backlog is currently expected to be realized within the next 12 to 16 months.

The gross profit percentage on DSS sales for the year ended June 30, 2012 was 23.6% compared to 22.1% for the year ended June 30, 2011. Gross profit percentage was positively affected in the current year period by a significant increase in foreign sonobuoy sales, partially offset by the adverse impact from decreased digital compass sales and by increased costs resulting from sonobuoy quality improvement activities in the current year period.

Selling and administrative expenses relating to the DSS segment were $3.8 million and $3.4 million for the years ended June 30, 2012 and 2011, respectively, reflecting increased business development efforts in the current fiscal period.

Internal research and development expenses reflect costs incurred for the internal development of technologies for use in navigation and oil and gas exploration. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment. The Company incurred $1.3 million and $1.1 million of internally funded research and development expenses in the years ended June 30, 2012 and 2011, respectively.

Corporate and Other Unallocated

Total corporate selling and administrative expenses were $16.3 million and $14.5 million for the years ended June 30, 2012 and 2011, respectively, reflecting increased expenses related to business development, travel and incentive-based compensation. Of these costs, $6.8 million and $6.4 million, respectively, were allocated to segment operations in these periods. Allocations of corporate selling and administrative expenses are based on the nature of the service provided and can fluctuate from period to period.

Other operating expenses were $0.1 million and $0.3 million for the years ended June 30, 2012 and 2011, respectively. These expenses primarily represent ongoing costs related to closed facilities and facilities held for sale. The Company sold its last remaining idled facility in February 2011.

The Company sold its Bluewater Road property in Albuquerque, New Mexico during fiscal 2011 resulting in a gain on sale of property, plant and equipment for the year ended June 30, 2011 of $0.1 million.

Interest expense consists of interest and fees on our outstanding debt and revolving credit facility, including amortization of financing costs. Interest expense was $0.7 million for each of the years ended June 30, 2012 and 2011. See Note 7, Debt, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Annual Report on Form 10-K for a further discussion of debt.

Other income (expense), net for the year ended June 30, 2012 includes a gain on sale of investment of $0.1 million from the sale of the Company’s interest in Cybernet Systems Corporation. See Item 3 – “Legal Proceedings” in this Annual Report on Form 10-K below for a further discussion of this sale.

The Company is responsible for income taxes within each jurisdiction in which it operates. The Company recorded an income tax expense of approximately $5.1 million for the year ended June 30, 2012 compared to an income tax benefit of approximately $11.4 million for the year ended June 30, 2011. At June 30, 2011, the Company reinstated approximately $11.7 million of deferred tax assets as the Company now believes it is more likely than not that it will be able to utilize these tax benefits in future periods. See Note 8, Income Taxes, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K.

Due to the factors described above, the Company reported net income of $9.5 million ($0.93 per share, basic and diluted) for the year ended June 30, 2012, compared to net income of $7.5 million ($0.73 per share, basic and diluted) for the prior fiscal year.

For the Year ended June 30, 2011 compared to the Year ended June 30, 2010

The following table presents consolidated statements of operations data as a percentage of net sales for the years ended June 30, 2011 and 2010 (dollars in thousands):

	2011		2010
	Total	% of Sales	Total	% of Sales
Net sales	$203,352	100.0%	$173,977	100.0%
Cost of goods sold	170,184	83.7	147,394	84.7

Gross profit	33,168	16.3	26,583	15.3
Selling and administrative expenses	20,842	10.3	18,205	10.5
Internal research and development expenses	1,110	0.5	—	—
Restructuring/impairment charges	75	0.0	4,076	2.3
Gain on acquisition	(2,550)	(1.2)	—	—
Gain on sale of property, plant and equipment, net	(139)	(0.1)	(3,119)	(1.8)
Impairment of intangible asset	3,663	1.8	—	—
Impairment of goodwill	13,153	6.5	—	—
Other operating expense, net	843	0.4	1,699	1.0

Operating income (loss)	(3,829)	(1.9)	5,722	3.3
Total other expense, net	(114)	(0.0)	(198)	(0.1)

Income (loss) before benefit from income taxes	(3,943)	(1.9)	5,524	3.2
Benefit from income taxes	(11,404)	(5.6)	(1,916)	(1.1)

Net income	$7,461	3.7%	$7,440	4.3%

The following table presents net sales by reportable segment for the years ended June 30, 2011 and 2010 (in thousands):

	2011		2010
	Total	% of Total	Total	% of Total	% Change
SEGMENT
Medical	$98,028	48.2%	$64,424	37.0%	52.2%
Complex Systems	49,835	24.5	57,423	33.0	(13.2)
DSS	69,720	34.3	63,853	36.7	9.2
Eliminations	(14,231)	(7.0)	(11,723)	(6.7)	21.1

Totals	$203,352	100.0%	$173,977	100.0%	16.9

The following table presents gross profit and gross profit as a percent of net sales by reportable segment for the years ended June 30, 2011 and 2010 (in thousands):

	2011		2010
	Total	GP%	Total	GP%
SEGMENT
Medical	$12,938	13.2%	$8,603	13.4%
Complex Systems	4,835	9.7	2,133	3.7
DSS	15,395	22.1	15,847	24.8

Totals	$33,168	16.3	$26,583	15.3

The following table presents operating income (loss) and operating income (loss) as a percent of net sales for the years ended June 30, 2011 and 2010 (in thousands):

	2011		2010
	Total	% of Sales	Total	% of Sales
SEGMENT
Medical	$(8,011)	(8.2)%	$4,600	7.1%
Complex Systems	1,586	3.2	(2,150)	(3.7)
DSS	10,869	15.6	13,150	20.6
Corporate and other unallocated	(8,273)	—	(9,878)	—

Totals	$(3,829)	(1.9)	$5,722	3.3

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

Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and costs associated with new program introduction. The gross profit percentage on Medical sales 13.2% for the year ended June 30, 2011 compared to 13.4% for the year ended June 30, 2010. These comparable margins on Medical sales reflect decreased capacity utilization at the Company’s Strongsville, Ohio facility, certain unfavorable product mix between the two periods and the loss of certain favorable materials pricing benefits in the prior year to customer pricing adjustments. These downward pressures on gross margin were offset by greater operating efficiencies resulting from the Company’s continued implementation of Lean Enterprise and its cost management efforts. Gross profit percentage on sales from the businesses acquired during fiscal 2011 was 14% for the period since acquisition.

Selling and administrative expenses relating to the Medical segment were $6.0 million and $3.5 million for the years ended June 30, 2011 and 2010, respectively. Reflected in the year ended June 30, 2011 are increased direct and allocated expenses related to the Company’s recent acquisitions of $2.7 million. Decreased selling and administrative expenses from the Ohio facility reflect lower bad debt expense and a decrease in allocated corporate selling and administrative expenses to the Ohio facility in fiscal 2011, partially offset by increased business development efforts in fiscal 2011 and $0.4 million in charges related to an unfavorable arbitration award related to a dispute with a disengaged customer.

Restructuring/impairment charges relating to the Medical segment were $0.1 million for the year ended June 30, 2011 and related to the workforce reduction and facility consolidations at the Company’s Colorado facilities. No restructuring/impairment charges relating to the Medical segment were recognized in the prior year period. For a further discussion of the restructuring activity see Note 15, Restructuring Activities, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K.

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

The gross profit percentage on CS sales increased to 9.7% for the year ended June 30, 2011 compared to 3.7% for the year ended June 30, 2010. The year over year comparison reflects favorable product mix due to increased DSS product sales, improved performance, completion of the consolidation of CS operations in fiscal 2010 and an aggressive continuous improvement program, partially offset by the overall decrease in sales volume.

Selling and administrative expenses relating to the CS segment were $3.3 million for each of the years ended June 30, 2011 and 2010 as decreased expenses related to the consolidation of CS facilities during fiscal 2010 and decreased allocated corporate selling and administrative expenses were offset by increased business development and safety efforts in fiscal 2011.

Restructuring/impairment charges relating to the CS segment were $1.0 million for the year ended June 30, 2010. No restructuring/impairment charges relating to the CS segment were recognized in the fiscal 2011. For a further discussion of the restructuring activity see Note 15, Restructuring Activities, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K.

DSS

DSS sales for the year ended June 30, 2011 increased by $5.9 million from the prior fiscal year, reflecting higher U.S. Navy sonobuoy production in fiscal 2011 and increased digital compass sales. Partially offsetting these increases were decreases in sonobuoy sales to foreign governments and in engineering sales revenue. Total sales to the U.S. Navy in the year ended June 30, 2011 and 2010 were approximately $61.7 million and $48.3 million, or 30% and 28%, respectively, of consolidated Company net sales for those year. Sonobuoy sales to foreign governments were $4.9 million and $13.9 million in the years ended June 30, 2011 and 2010, respectively.

The gross profit percentage on DSS sales for the year ended June 30, 2011 was 22.1% compared to 24.8% for the year ended June 30, 2010. Gross profit percentage was adversely affected in fiscal 2011 by decreased sales to foreign governments as compared to the prior year period, partially offset by favorable product mix on increased U.S. Navy sonobuoy sales.

Selling and administrative expenses relating to the DSS segment were $3.4 million and $2.7 million for the years ended June 30, 2011 and 2010, respectively, reflecting increased direct selling and administrative expenses due to increased business development efforts in the fiscal 2011.

Internal research and development expenses reflect costs incurred for the internal development of technologies for use in navigation and oil and gas exploration. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment. The Company incurred $1.1 million of internally funded research and development expenses in the year ended June 30, 2011. No internally funded research and development expense was recognized in fiscal 2010.

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

Non-segment related restructuring/impairment charges were $3.1 million for the year ended June 30, 2010 and were related to relocation of the Company’s corporate office. No non-segment restructuring/impairment charges were recognized in fiscal 2011. For a further discussion of the restructuring activity see Note 15, Restructuring Activities, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K.

Gain on sales of property, plant and equipment for the years ended June 30, 2011 and 2010 were $0.1 million and $3.1 million, respectively. The fiscal 2011 gain primarily reflects the gain on sale of the Company’s Bluewater Road property in Albuquerque, New Mexico. The fiscal 2010 gain reflects the gain on sale of the Company’s Coors Road property.

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

The Company is responsible for income taxes within each jurisdiction in which it operates. The Company recorded an income tax benefit of approximately $11.4 million for the year ended June 30, 2011 compared to an income tax benefit of approximately $1.9 million for the year ended June 30, 2010. The fiscal 2011 income tax benefit reflects the June 30, 2011 reinstatement of approximately $11.7 million of deferred tax assets as the Company believed it was more likely than not that it would be able to utilize these tax benefits in future periods. The fiscal 2010 benefit reflects the release of $2.3 million of deferred tax asset valuation allowance in relation to tax regulation changes related to carryback provisions. See Note 8, Income Taxes, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K.

Due to the factors described above, the Company reported net income of $7.5 million ($0.73 per share, basic and diluted) for the year ended June 30, 2011, compared to net income of $7.4 million ($0.75 per share, basic and diluted) for the prior fiscal year.

Liquidity and Capital Resources

Certain of the Company’s DSS contracts allow for billings to occur when certain milestones under the applicable program are reached, independent of the amount shipped by Sparton as of such date. These advance billings reduce the amount of cash that would otherwise be required during the performance of these contracts. As of June 30, 2012 and June 30, 2011, $25.8 million and $13.0 million, respectively, of billings in excess of costs were received. The Company’s revolving line-of-credit facility was extended in July 2012 to August 13, 2015. The Company currently expects to meet its liquidity needs through a combination of sources including, but not limited to, operations, existing cash balances, its revolving line-of-credit, anticipated continuation of advance billings on certain DSS contracts and improvement in working capital management. With the above sources providing the expected cash flows, the Company currently believes that it will have sufficient liquidity for its anticipated needs over the next 12 months, but no assurances regarding liquidity can be made.

Operating activities provided $26.9 million, $2.5 million and $19.9 million of net cash flows in fiscal 2012, 2011 and 2010, respectively. Excluding changes in working capital, operating activities provided $15.7 million,

$13.2 million and $10.3 million in fiscal 2012, 2011 and 2010, respectively, reflecting the Company’s relative operating performance during those years and for fiscal 2010 additionally reflecting the benefit of income taxes recovered from net operating loss carrybacks. Working capital provided $11.2 million of net cash flows in fiscal 2012, used $10.7 million of net cash flows in fiscal 2011 and provided $9.6 million of net cash flows in fiscal 2010. Fiscal 2012 working capital related cash flows primarily reflect collection of advance billings related to U.S. Navy contracts in excess of the funding of production under those contracts as well as decreased inventory, partially offset by increased accounts receivable. Fiscal 2011 working capital related cash flows primarily reflect funding of production related to U.S. Navy contracts during the year in excess of advance billings received, the initial working capital funding related the Company’s newly acquired Frederick, Colorado facility as well as a funding of a pension contribution during the period. Fiscal 2010 working capital related cash flows reflect reduced working capital requirements related to lower sales volumes due to customer disengagements, the closing of facilities and the Company’s continued inventory management efforts, offset by the funding of production related to U.S. Navy contracts during the year in excess of advance billings received as well as cash outlays relating to restructuring activities and a pension contribution made in the first quarter of fiscal 2010.

Cash flows used in investing activities in fiscal 2012, 2011 and 2010 totaled $2.2 million, $8.5 million and $3.6 million, respectively. Fiscal 2012 reflects the Company’s sale of its investment in Cybernet Systems Corporation for approximately $1.8 million. Fiscal 2011 reflects the acquisition of certain assets related to the contract manufacturing business of Delphi Medical. The consideration paid of $8.4 million is net of assumed employee accrual adjustments. Fiscal 2011 also reflects the approximate $4.1 million acquisition of certain assets and assumption of certain liabilities of Byers Peak. These two purchases were financed entirely through the use of Company cash. Fiscal year 2010 reflects the $2.5 million payment of contingent purchase consideration to the prior owners of Astro Instrumentation, LLC (“Astro”). Fiscal 2010 also reflects the utilization of $3.1 million to establish a trust, the Sparton Corporation Financial Assurance Trust, related to environmental remediation activities at one of Sparton’s former facilities. The funds were held in Sparton’s name and were invested with Sparton receiving the benefit of the investment return. Investment returns on the funds during the year ended June 30, 2010 totaled approximately $0.1 million. These funds were available for use to satisfy the expected remediation liability reflected in the June 30, 2010 balance sheet. Fiscal 2011 reflects the Company’s dissolution of the trust during October 2010. For further discussion of this remediation activity, see “Part I, Item 3. Legal Proceedings.” Capital expenditures for the years ended June 30, 2012, 2011 and 2010 were approximately $4.2 million, $3.2 million and $1.5 million, respectively. Proceeds from the sale of property, plant and equipment for the years ended June 30, 2012, 2011 and 2010 were approximately $0.3 million, $4.0 million and $3.1 million, respectively. Fiscal 2012 proceeds from sale of property, plant and equipment represent receipt of its annual payment of approximately $0.3 million in relation to the long-term lease of its Coors Road property. Fiscal 2011 proceeds from the sale of property, plant and equipment primarily represent the February 2011 sale of the Company’s Bluewater Road property in Albuquerque, New Mexico. Fiscal 2010 proceeds from the sale of property, plant and equipment related to the closings and sales of its Jackson, Michigan and London, Ontario, Canada facilities and the long-term lease of its Coors Road property in Albuquerque, New Mexico. In addition, fiscal 2010 reflects proceeds from the sale of a portion of the Company’s interest in Cybernet totaling approximately $0.5 million.

Cash flows provided by (used in) financing activities in fiscal 2012, 2011 and 2010 totaled $(2.3 million), $0.1 million and $(21.9 million), respectively. The primary use of cash in fiscal 2012 was the repurchase of $3.0 million of the Company’s common stock. See Note 14, Stock Repurchase Plan, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K. Each of the fiscal years 2012, 2011 and 2010 reflect the repayment of debt. In the year ended June 30, 2010, the Company paid off the existing balance on its line-of-credit facility totaling $15.5 million, and the $3.4 million remaining balance on its term loan, with National City Bank. Fiscal 2010 also reflects the payment of financing fees related to the Company’s revolving credit facility. The Company received $0.5 million from the exercise of stock options during fiscal 2012. Additionally, fiscal 2012 and 2011 also reflect tax benefits in excess of recorded stock-based compensation.

As of June 30, 2012, the Company’s bank line-of-credit facility totaled $20.0 million, subject to certain collateral restrictions, with no borrowings against the available funds. The Company did have certain letters of credit outstanding against this facility totaling $0.5 million at June 30, 2012. This bank debt is subject to certain customary covenants which the Company was in compliance with at June 30, 2012. In July 2012, this line-of-credit was amended and extended to August 13, 2015. The Company also has approximately $1.7 million of industrial revenue bonds outstanding at June 30, 2012. See Note 7, Debt, and Note 19, Subsequent Event, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K for a further discussion of the Company’s debt.

Commitments and Contingencies

Please see “Part I, Item 3. Legal Proceedings” for a discussion regarding our commitments and contingencies.

Contractual Obligations

Future minimum contractual cash obligations for the next five years and in the aggregate at June 30, 2012, are as follows (dollars in thousands):

	Payments Due By Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Contractual obligations:
Debt	$1,763	$140	$302	$331	$990
Cash interest (1)	563	97	171	137	158
Advance billings on customer contracts	25,836	25,836	—	—	—
Operating leases (2)	3,689	1,146	1,414	1,040	89
Environmental liabilities	3,662	520	562	534	2,046
Pension contributions	1,313	323	62	95	833
Non-cancelable purchase orders	27,289	27,289	—	—	—

Total	$64,115	$55,351	$2,511	$2,137	$4,116

(1)	Cash interest reflects interest payments on our Industrial Revenue Bonds discussed below.
(2)	Does not include payments due under renewals to the original lease terms.

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

Advance billings on customer contracts — Certain of the Company’s DSS contracts allow for billings to occur when certain milestones under the applicable program are reached, independent of the amount shipped by Sparton as of such date. These advance billings reduce the amount of cash that would otherwise be required during the performance of these contracts.

Operating leases — See Note 10, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K for further discussion of operating leases.

Environmental liabilities — See Note 10, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K of this report for a description of the accrual for environmental remediation. Of the $3.7 million total, $0.5 million is classified as a current liability and $3.2 million is classified as a long-term liability, both of which are included on the balance sheet as of June 30, 2012.

Pension liability — See Note 9, Employee Retirement Benefit Plans, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K of this report for additional pension information.

Non-cancelable purchase orders — Binding orders the Company has placed with suppliers that are subject to quality and performance requirements.

Off-Balance Sheet Arrangements

The Company has standby letters of credit outstanding of approximately $0.5 million at June 30, 2012, principally to support the Industrial Revenue bonds assumed from Astro and an operating lease agreement. Other than these standby letters of credit and the operating lease commitments included above, we have no off-balance sheet arrangements that would have a current or future material effect on our financial condition, changes in financial condition, revenue, expense, results of operations, liquidity, capital expenditures or capital resources.

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

Environmental Contingencies

One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been the subject of ongoing investigations and remediation efforts conducted with the EPA under the Resource Conservation and Recovery Act (“RCRA”). As discussed in Note 10, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K, Sparton has accrued its estimate of the minimum future non-discounted financial liability. The estimate was developed using existing technology and excludes legal and related consulting costs. The minimum cost estimate includes equipment, operating and monitoring costs for both onsite and offsite remediation. Sparton recognizes certain legal costs in the periods incurred and reviews its EPA accrual activity quarterly. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At June 30, 2012, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded and net of DOE reimbursement, could be up to $2.4 million before income taxes over the next eighteen years.

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

The Company regularly reviews raw material inventories by customer for both excess and obsolete quantities. Wherever possible, the Company attempts to recover its full cost of excess and obsolete inventories from customers or, in some cases, through other markets. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income for the difference between the carrying cost and the estimated realizable amount. These cost adjustments for excess and obsolete inventory create a new cost basis for the inventory. The Company recorded inventory write-downs totaling approximately $0.7 million, $0.2 million and $1.5 million for the years ended June 30, 2012, 2011 and 2010, respectively. These charges are included in cost of goods sold for the periods presented. If inventory that has previously been impaired is subsequently sold, the amount of reduced cost basis is reflected as cost of goods sold. The Company experienced minimal subsequent sales of excess and obsolete inventory during the three years ended June 30, 2012 that resulted in higher gross margins due to previous write-downs. Such sales and the impact of those sales on gross margin were not material to the years presented. If assumptions the Company has used to value its inventory deteriorate in the future, additional write-downs may be required.

Allowance for Probable Losses on Receivables

The accounts receivable balance is recorded net of allowances for amounts not expected to be collected from customers. The allowance is estimated based on historical experience of write-offs, the level of past due amounts, information known about specific customers with respect to their ability to make payments, and future expectations of conditions that might impact the collectability of accounts. Accounts receivable are generally due under normal trade terms for the industry. Credit is granted, and credit evaluations are periodically performed, based on a customer’s financial condition and other factors. Although the Company does not generally require collateral, cash in advance or letters of credit may be required from customers in certain circumstances, including some foreign customers. When management determines that it is probable that an account will not be collected, it is charged against the allowance for probable losses. The Company reviews the adequacy of its allowance monthly. The allowance for doubtful accounts considered necessary was approximately $0.1 million and $0.1 million at June 30, 2012 and 2011, respectively. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Given the Company’s significant balance of government receivables and in some cases letters of credit from foreign customers, collection risk is considered minimal. Historically, uncollectible accounts have generally been insignificant, have generally not exceeded management’s expectations, and the allowance is deemed adequate.

Pension Obligations

The Company calculates the cost of providing pension benefits under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 715, “Compensation — Retirement Benefits”, (“ASC Topic 715”). The key assumptions required within the provisions of ASC Topic 715 are used in making these calculations. The most significant of these assumptions are the discount rate used to value the future obligations and the expected return on pension plan assets. The discount rate is consistent with market interest rates on high-quality, fixed income investments. The expected return on assets is based on long-term returns and assets held by the plan, which is influenced by historical averages. If actual interest rates and returns on plan assets materially differ from the assumptions, future adjustments to the financial statements would be required. While changes in these assumptions can have a significant effect on the pension benefit obligation and the unrecognized gain or loss accounts disclosed in the Notes to the Consolidated Financial Statements, the effect of changes in these assumptions is not expected to have the same relative effect on net periodic pension expense in the near term. While these assumptions may change in the future based on changes in long-term interest rates and market conditions, there are no known expected changes in these assumptions as of June 30, 2012. As indicated above, to the extent the assumptions differ from actual results, there would be a future impact on the financial statements. The extent to which this will result in future expense is not determinable at this time as it will depend upon a number of variables, including trends in interest rates and the actual return on plan assets. The annual actuarial valuation of the pension plan is completed at the end of each fiscal year. Based on these valuations, net periodic pension benefit for fiscal 2012 was calculated to be $0.1 million compared to net periodic pension expense prior to settlement expenses of $0.2 million and $0.5 million for fiscal 2011 and fiscal 2010, respectively.

Effective April 1, 2009, participation and the accrual of benefits in the Company’s pension plan were frozen, at which time all participants became fully vested and all remaining prior service costs were recognized. Lump-sum benefit distributions during fiscal years 2011 and 2010 exceeded plan service and interest costs, resulting in lump-sum settlement charges of approximately $0.1 million and $0.8 million also being recognized during the respective years. These settlement charges resulted from several business and economic factors that have affected the measurement of the plan’s projected benefit obligation in recent years, including the recent management actions described above, changes in the plan’s benefit formula, the timing of participants’ retirement, changes in assumed interest rates, variation in investment returns, and the amounts of lump-sum distributions paid. The components of net periodic pension expense are detailed in Note 9, Employee Retirement Benefit Plans, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K.

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

During the year ended June 30, 2010, the Company recognized impairment charges of approximately $1.4 million related to the restructuring related activities, primarily related to the closures of the Company’s Jackson, Michigan, London, Ontario, Canada and Albuquerque, New Mexico facilities.

Goodwill and Intangible Assets

The Company tests for possible goodwill impairment annually or more often should events or changes in circumstances indicate the carry value of the goodwill may not be recoverable. The test is conducted at the reporting unit level. Sparton has three reportable business segments (Medical, Complex Systems, and DSS). In fiscal 2012, Medical, Complex Systems and DSS each consist of a single reporting unit. All of the Company’s goodwill resides within the Medical reporting unit and, for fiscal 2012 and fiscal 2010, goodwill impairment testing was conducted on this single reporting unit. In fiscal 2011, Medical consisted of two reporting units: (i) the Company’s Ohio business purchased from Astro during fiscal 2006 and holding the goodwill related to the Astro purchase; and (ii) the Company’s Colorado businesses acquired from Delphi and Byers Peak during fiscal 2011 and holding the goodwill related to the Byers Peak acquisition. For fiscal 2011, goodwill impairment testing was conducted on these two Medical segment reporting units. The Ohio and newly acquired combined Colorado businesses were considered separate operating segments and therefore separate reporting units during fiscal 2011 due to the nature of how these businesses were managed and internally reported on during that year. During fiscal 2012, these two businesses were aggregated as one operating segment and therefore one reporting unit due to the similar nature of their businesses and combined manner in which they were managed and internally reported on during the year.

The impairment analysis is a two-step process. The first step is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to the reporting unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then management will perform the second step of the impairment test in order to determine the implied fair value of the goodwill of the reporting unit. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference.

Sparton determines the fair value of its Medical reporting unit, with the assistance of an independent valuation firm, based upon a combination of the income approach (discounted cash flow method) and market approach (market comparable model) methodologies. In concluding on the fair value estimates of its reporting units, the income approach and the market approach are given weighting based on the quality and suitability of information available in performing each approach.

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

Under the market approach, the value of each of the Company’s reporting units is estimated by comparing it to publicly-traded firms in similar lines of business and geographic markets. The market approach takes into account, among other things, the market value of total invested capital to earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples of comparable companies. The selected multiples are then applied to the reporting unit’s projected EBITDA to arrive at an indicated range of value.

The Company’s fiscal 2012 and 2010 annual tests of goodwill related to its single Medical reporting unit did not indicate that the related goodwill was impaired. The Company determined at those times that the fair value of the reporting unit substantially exceeded its carrying value, having exceeded the carrying values by approximately 58% and 30%, respectively.

The Company’s fiscal 2011 annual test of goodwill related to its Colorado reporting unit similarly did not indicate that the related goodwill was impaired. The Company determined that the fair value of the reporting unit substantially exceeded its carrying value, having exceeded its carrying value by approximately 126%.

The Company’s fiscal 2011 annual test of goodwill related to its Ohio reporting unit did indicate that the related goodwill was impaired. The Company determined that the carrying value of the reporting unit exceeded its fair value, requiring Sparton to compare the carrying value of this goodwill to its implied fair value, which resulted in a non-cash impairment charge of approximately $13.2 million recorded during the fourth quarter of fiscal 2011 to reflect this asset at its fair value of $6.0 million.

The drop in fair value between fiscal 2010 and fiscal 2011 reflected various downward trends in volume within the Company’s Ohio reporting unit, which was acquired in fiscal 2006, including the impact of a customer disengagement and Siemens’ fiscal 2011 fourth quarter notification of its intent to dual source certain programs with us as part of an overall dual sourcing strategy for certain of its critical programs. The Company’s assumptions used to estimate the fair value of the Medical segment’s Ohio reporting unit in fiscal 2011 reflected the Company’s outlook at that time for the reporting unit and reflected the effects of the events and uncertainties mentioned above, including but not limited to, lower expected revenues and lower expected operating margins than reflected in the Company’s fiscal 2010 goodwill impairment analysis.

Determining the fair value of any reporting unit and intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. The Company bases its fair value estimates on assumptions believed to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. Circumstances that may lead to future impairment of goodwill include, but are not limited to, unforeseen decreases in future performance or industry demand, as well as further loss of a significant customer or program in excess of future incremental new business wins. The next annual goodwill impairment review is expected to be performed during the fourth quarter of fiscal 2013.

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

As noted above, during the fourth quarter of fiscal 2011, the Company was notified by Siemens that it intended to dual source two of its larger programs with the Company beginning in fiscal 2012. Siemens was acquired as a customer in conjunction with the Company’s purchase of Astro and as such Sparton considered Siemens’ dual sourcing of these two programs to be an impairment indicator requiring impairment review of the related intangible asset. This impairment review, which was conducted during the fourth quarter of fiscal 2011, concluded that the carrying value of this intangible asset was not fully recoverable and consequently a non-cash impairment charge of approximately $3.7 million was recorded during the fourth quarter of fiscal 2011 to record this asset at its fair value of $0.7 million. The other business events and uncertainties described above in relation to the Medical segment’s Ohio reporting unit were also contributing factors to the Astro customer relationship impairment charge. As part of the impairment review, the estimated remaining useful life of this asset was evaluated with the Company determining that no change was warranted.

During fiscal 2011 and in previous years, the customer relationships acquired in conjunction with the Company’s purchase of Astro were amortizing on a straight-line basis over 15 years. The straight-line method was used to amortize these identified intangible assets because the Company believed that the expected undiscounted cash flows were reasonably consistent with a ratable decline in value over time. Beginning in fiscal 2012, the remaining customer relationships acquired in conjunction with the Company’s purchase of Astro are being amortized using an accelerated methodology on its remaining life as the Company now believes that this more reasonably reflects the expected future undiscounted cash flows of the asset. The customer relationships acquired in conjunction with the Company’s purchase of Byers Peak are also being amortized using an accelerated methodology over ten years. The Company’s non-compete agreements are being amortized on a straight-line basis over two years as the ratable decline in value over time is most consistent with the contractual nature of these assets.

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

In 2010 and 2009, the Company recorded valuation allowances against substantially all of its net deferred tax assets as management believed that the realization of the deferred tax assets related to the net operating loss carryovers and the other net temporary timing differences while possible, was not more likely than not. In 2011, the Company restored a large portion of the deferred tax assets as the Company then believed that the realization of the remaining net operating loss carryovers and the other net temporary timing differences was more likely than not, based on achieved levels of profitability over the past two fiscal years combined with the expectation of future profitability. In making these decisions to both record a valuation allowance and restore the net deferred tax assets, the Company considered all available positive and negative evidence, including future reversals of taxable temporary differences, projected future taxable income, tax planning strategies, and recent financial results.

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

The Company manufactures its products in the United States and Vietnam. Sales are to the U.S. as well as other foreign markets. The Company is potentially subject to foreign currency exchange rate risk relating to intercompany activity and balances and to receipts from customers and payments to suppliers in foreign currencies. Also, adjustments related to the remeasurement of the Company’s Vietnamese financial statements into U.S. dollars are included in current earnings. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in the domestic and foreign markets in which the Company operates. However, minimal third party receivables and payables are denominated in foreign currency and the related market risk exposure is considered to be immaterial.

The Company’s revolving credit line, if drawn upon, is subject to future interest rate fluctuations which could potentially have a negative impact on cash flows of the Company. The Company is not party to any currency exchange or interest rate protection agreements as of June 30, 2012.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2012. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework. Based on this assessment, management believes that, as of June 30, 2012, our internal control over financial reporting was effective.

BDO USA, LLP, our independent registered public accounting firm, issued an attestation report on the effectiveness of our internal control over financial reporting. Their report appears below.

/S/ CARY B. WOOD	/S/ GREGORY A. SLOME
Cary B. Wood President and Chief Executive Officer September 5, 2012	Gregory A. Slome Senior Vice President and Chief Financial Officer September 5, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sparton Corporation

Schaumburg, Illinois

We have audited Sparton Corporation’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sparton Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sparton Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sparton Corporation as of June 30, 2012 and 2011, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended June 30, 2012, and our report dated September 5, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Grand Rapids, Michigan

September 5, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference from the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders. Information concerning executive officers is set forth in Part I, Item 1 of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference from the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference from the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

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

Date: September 5, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ JAMES R. SWARTWOUT James R. Swartwout	Director, Chairman of the Board of Directors	September 5, 2012

/S/ CARY B. WOOD Cary B. Wood	Director, President and Chief Executive Officer (Principal Executive Officer)	September 5, 2012

/S/ JAMES D. FAST James D. Fast	Director	September 5, 2012

/S/ JOSEPH J. HARTNETT Joseph J. Hartnett	Director	September 5, 2012

/S/ CHARLES R. KUMMETH Charles R. Kummeth	Director	September 5, 2012

/S/ DAVID P. MOLFENTER David P. Molfenter	Director	September 5, 2012

/S/ DOUGLAS R. SCHRANK Douglas R. Schrank	Director	September 5, 2012

/S/ GREGORY A. SLOME Gregory A. Slome	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 5, 2012

SPARTON CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sparton Corporation

Schaumburg, Illinois

We have audited the accompanying consolidated balance sheets of Sparton Corporation and subsidiaries as of June 30, 2012 and 2011, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended June 30, 2012. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sparton Corporation and subsidiaries as of June 30, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sparton Corporation’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 5, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Grand Rapids, Michigan

September 5, 2012

SPARTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	June 30, 2012	June 30, 2011
Assets
Current Assets:
Cash and cash equivalents	$46,950	$24,550
Accounts receivable, net of allowance for doubtful accounts of $146 and $65, respectively	29,618	23,896
Inventories and cost of contracts in progress, net	35,102	38,752
Deferred income taxes	2,020	4,417
Prepaid expenses and other current assets	2,054	1,796

Total current assets	115,744	93,411
Property, plant and equipment, net	14,260	11,395
Goodwill	7,472	7,472
Other intangible assets, net	1,618	2,053
Deferred income taxes — non-current	5,136	5,740
Other non-current assets	325	2,538

Total assets	$144,555	$122,609

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$131	$126
Accounts payable	17,152	16,608
Accrued salaries and wages	5,855	5,626
Accrued health benefits	1,210	980
Current portion of pension liability	323	306
Advance billings on customer contracts	25,836	13,021
Other accrued expenses	5,890	5,421

Total current liabilities	56,397	42,088
Pension liability — non-current portion	990	41
Long-term debt — non-current portion	1,538	1,670
Environmental remediation — non-current portion	3,142	3,763

Total liabilities	62,067	47,562

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, no par value; 200,000 shares authorized; none issued	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 10,105,759 and 10,236,484 shares issued and outstanding, respectively	12,632	12,796
Capital in excess of par value	19,579	20,635
Retained earnings	51,995	42,487
Accumulated other comprehensive loss	(1,718)	(871)

Total shareholders’ equity	82,488	75,047

Total liabilities and shareholders’ equity	$144,555	$122,609

See Notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	For the Year Ended June 30,
	2012	2011	2010
Net sales	$223,577	$203,352	$173,977
Cost of goods sold	185,075	170,184	147,394

Gross profit	38,502	33,168	26,583

Operating expense:
Selling and administrative expenses	22,232	20,842	18,205
Internal research and development expenses	1,293	1,110	—
Amortization of intangible assets	435	545	467
Restructuring/impairment charges	(68)	75	4,076
Gain on acquisition	—	(2,550)	—
Gain on sale of property, plant and equipment, net	—	(139)	(3,119)
Impairment of intangible asset	—	3,663	—
Impairment of goodwill	—	13,153	—
Other operating expenses	65	298	1,232

Total operating expense	23,957	36,997	20,861

Operating income (loss)	14,545	(3,829)	5,722

Other income (expense):
Interest expense	(696)	(706)	(844)
Interest income	94	151	85
Gain on sale of investment	127	—	201
Other, net	516	441	360

Total other income (expense), net	41	(114)	(198)

Income (loss) before provision for (benefit from) income taxes	14,586	(3,943)	5,524
Provision for (benefit from) income taxes	5,078	(11,404)	(1,916)

Net income	$9,508	$7,461	$7,440

Income per share of common stock:
Basic	$0.93	$0.73	$0.75

Diluted	$0.93	$0.73	$0.75

Weighted average shares of common stock outstanding:
Basic	10,174,176	10,217,494	9,972,409

Diluted	10,208,810	10,255,368	9,972,409

See Notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Year Ended June 30,
	2012	2011	2010
Cash Flows from Operating Activities:
Net income	$9,508	$7,461	$7,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,814	1,611	1,463
Deferred income tax expense (benefit)	3,703	(11,276)	418
Pension (income) expense	(100)	372	1,331
Stock-based compensation expense	943	646	505
Non-cash restructuring/impairment charges	—	—	2,129
Gain on acquisition	—	(2,550)	—
Gain on sale of property, plant and equipment, net	—	(139)	(3,119)
Gain on sale of investment	(127)	—	(201)
Impairment of intangible asset	—	3,663	—
Impairment of goodwill	—	13,153	—
Excess tax benefit from stock-based compensation	(376)	(145)	—
Other	348	348	275
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(5,722)	(4,595)	20,196
Income taxes receivable	9	(9)	(296)
Inventories and cost of contracts in progress	3,650	77	11,921
Prepaid expenses and other assets	(99)	140	689
Advance billings on customer contracts	12,815	(8,574)	(3,508)
Accounts payable and accrued expenses	551	2,273	(19,387)

Net cash provided by operating activities	26,917	2,456	19,856

Cash Flows from Investing Activities:
Purchase of certain assets of Delphi Medical	—	(8,419)	—
Purchase of certain assets of Byers Peak	—	(4,140)	—
Additional goodwill from Astro acquisition	—	—	(2,476)
Change in restricted cash	—	3,162	(3,162)
Purchases of property, plant and equipment	(4,244)	(3,177)	(1,535)
Proceeds from sale of property, plant and equipment	275	4,039	3,057
Proceeds from sale of investment	1,750	—	525

Net cash used in investing activities	(2,219)	(8,535)	(3,591)

Cash Flows from Financing Activities:
Net short-term bank borrowings (repayments)	—	—	(15,500)
Repayments of long-term debt	(135)	(130)	(5,551)
Payment of debt financing costs	—	—	(886)
Repurchase of stock	(2,997)	—	—
Proceeds from the exercise of stock options	458	25	—
Excess tax benefit from stock-based compensation	376	145	—

Net cash provided by (used in) financing activities	(2,298)	40	(21,937)

Net increase (decrease) in cash and cash equivalents	22,400	(6,039)	(5,672)
Cash and cash equivalents at beginning of year	24,550	30,589	36,261

Cash and cash equivalents at end of year	$46,950	$24,550	$30,589

Supplemental disclosure of cash flow information:
Cash paid for interest	$350	$365	$535

Cash paid (received) for income taxes	$1,244	$(94)	$(2,039)

See Notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2009	9,951,507	$12,439	$19,671	$27,586	$(4,801)	$54,895
Issuance of stock	249,027	312	(312)	—	—	—
Stock-based compensation expense	—	—	505	—	—	505
Comprehensive income, net of tax:
Net income	—	—	—	7,440	—	7,440
Change in unrecognized pension costs	—	—	—	—	1,429	1,429

Comprehensive income						8,869

Balance at June 30, 2010	10,200,534	12,751	19,864	35,026	(3,372)	64,269
Issuance of stock	30,950	39	(39)	—	—	—
Exercise of stock options	5,000	6	19	—	—	25
Stock-based compensation expense	—	—	646	—	—	646
Excess tax benefit from stock-based compensation	—	—	145	—	—	145
Comprehensive income, net of tax:
Net income	—	—	—	7,461	—	7,461
Change in unrecognized pension costs	—	—	—	—	2,501	2,501

Comprehensive income						9,962

Balance at June 30, 2011	10,236,484	12,796	20,635	42,487	(871)	75,047
Issuance of stock	160,641	201	(201)	—	—	—
Forfeiture of restricted stock	(13,290)	(17)	17	—	—	—
Repurchase of stock	(368,068)	(460)	(2,537)	—	—	(2,997)
Exercise of stock options, net of common stock surrendered to facilitate exercise	89,992	112	346	—	—	458
Stock-based compensation expense	—	—	943	—	—	943
Excess tax benefit from stock-based compensation	—	—	376	—	—	376
Comprehensive income, net of tax:
Net income	—	—	—	9,508	—	9,508
Change in unrecognized pension costs	—	—	—	—	(847)	(847)

Comprehensive income						8,661

Balance at June 30, 2012	10,105,759	$12,632	$19,579	$51,995	$(1,718)	$82,488

See Notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Business

Sparton Corporation and subsidiaries (the “Company” or “Sparton”) has been in continuous existence since 1900. It was last reorganized in 1919 as an Ohio corporation. The Company is a provider of complex and sophisticated electromechanical devices with capabilities that include concept development, industrial design, design and manufacturing engineering, production, distribution, and field service. The Company serves the Medical, Military & Aerospace and Industrial & Instrumentation markets through three reportable business segments; Medical Device (“Medical”), Complex Systems (“CS”) and Defense & Security Systems (“DSS”). Financial information by segment is presented in Note 16. All of the Company’s facilities are registered to ISO standards, including 9001 or 13485, with most having additional certifications. The Company’s products and services include products for Original Equipment Manufacturers (“OEM”) and Emerging Technology (“ET”) customers that are microprocessor-based systems that include transducers, printed circuit boards and assemblies, sensors, and electromechanical components, as well as development and design engineering services relating to these product sales. Sparton also develops and manufactures sonobuoys, anti-submarine warfare (“ASW”) devices, used by the United States Navy and other free-world countries. Many of the physical and technical attributes in the production of sonobuoys are similar to those required in the production of the Company’s other electrical and electromechanical products and assemblies.

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

United States Government contracts allow Sparton to submit advance billings, which are then applied against inventories purchased and manufacturing costs incurred by the Company throughout its performance under these contracts. Inventories were reduced by advance billings to the U.S. government for costs incurred related to long-term contracts, thereby establishing inventory to which the U.S. government then has title, of approximately $10.6 million and $9.0 million, respectively, at June 30, 2012 and 2011. At June 30, 2012 and 2011, current liabilities include advance billings of $25.8 million and $13.0 million, respectively, on government contracts. As these billings are in excess of cost, there is no inventory to which the government would claim title and, therefore, no offset to inventory has been made.

Customer orders are based upon forecasted quantities of product manufactured for shipment over defined periods. Raw material inventories are purchased to fulfill these customer requirements. Within these arrangements, customer demands for products frequently change, sometimes creating excess and obsolete inventories. The Company regularly reviews raw material inventories by customer for both excess and obsolete quantities. Wherever possible, the Company attempts to recover its full cost of excess and obsolete inventories from customers or, in some cases, through other markets. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income for the difference between the carrying cost and the estimated realizable amount. These cost adjustments for excess and obsolete inventory create a new cost basis for the inventory. The Company recorded inventory write-downs totaling approximately $0.7 million, $0.2 million and $1.5 million for the years ended June 30, 2012, 2011 and 2010, respectively. These charges are included in cost of goods sold for the periods presented. If inventory that has previously been impaired is subsequently sold, the amount of reduced cost basis is reflected as cost of goods sold. The Company experienced minimal subsequent sales of excess and obsolete inventory during the three years ended June 30, 2012 that resulted in higher gross margins due to previous write-downs. Such sales and the impact of those sales on gross margin were not material to the years presented.

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

Other assets — Other non-current assets consist of the following at June 30, 2012 and 2011 (in thousands):

	June 30, 2012	June 30, 2011
Deferred financing fees, net	$28	$367
Cost method investment in Cybernet Systems Corporation	—	1,623
Coors Road long-term lease receivable	—	242
Other	297	306

Total other non-current assets	$325	$2,538

Costs incurred in connection with the Company’s revolving line-of-credit of approximately $1.0 million were deferred and are amortized to interest expense over the three year term of the facility. Approximately $0.3 million of amortization of these loan costs was recognized and reported as interest expense for each of the years ended June 30, 2012, 2011 and 2010.

In June 1999, the Company purchased a 14% interest in Cybernet Systems Corporation (“Cybernet”), a developer of hardware, software, next-generation network computing, and robotics products. Through January 2010, the investment was accounted for under the equity method, which required the Company to record its share of Cybernet’s income or loss in Sparton’s statements of operations with a corresponding increase or decrease in the investment account on Sparton’s balance sheets. In February 2010, the Company sold approximately

$0.3 million, or approximately 17%, of its interest in Cybernet, resulting in a remaining interest of less than 12%. The Company received approximately $0.5 million for this interest resulting in an approximate gain of $0.2 million during the year ended June 30, 2010. In conjunction with the sale, Sparton reassessed the accounting treatment of its remaining investment in Cybernet and concluded that, due to the change in ownership percentage and the evolution of the relationship between Sparton and Cybernet as a result of the then recent change in Sparton management, it no longer was able to exercise significant influence over Cybernet. Accordingly, beginning February 2010, the Company accounted for its investment in Cybernet under the cost method. In November 2011, the Company sold its investment in Cybernet back to Cybernet for $1.75 million resulting in an approximate gain of $0.1 million during the year ended June 30, 2012. See Note 10 for a further discussion of this sale.

During fiscal 2010, the Company entered into a long-term lease agreement in relation to its Coors Road property in Albuquerque, New Mexico. The 50-year lease agreement provides for one upfront payment of approximately $2.5 million and an additional approximate $0.8 million paid over three years in a series of equal annual payments. Ownership will transfer at the end of the lease term, or earlier at the option of the lessee, but in no event sooner than the completion of the installment payments and only if the tenant is not in default under the lease. The transaction was accounted for as a sale of real estate with full profit recognition and resulted in a gain on sale of property of approximately $3.1 million recognized in the year ended June 30, 2010. The Company received the first two of the equal annual payments of approximately $0.3 million during fiscal years 2011 and 2012. The remaining future payment due of approximately $0.3 million is included in prepaid expenses and other current assets on the balance sheet at June 30, 2012.

Goodwill and intangible assets — The Company tests for possible goodwill impairment annually or more often should events or changes in circumstances indicate the carry value of the goodwill may not be recoverable. The test is conducted at the reporting unit level. Sparton has three reportable business segments (Medical, Complex Systems, and DSS). In fiscal 2012, Medical, Complex Systems and DSS each consist of a single reporting unit. All of the Company’s goodwill resides within the Medical reporting unit and, for fiscal 2012 and fiscal 2010, goodwill impairment testing was conducted on this single reporting unit. In fiscal 2011, Medical consisted of two reporting units: (i) the Company’s Ohio business purchased from Astro during fiscal 2006 and holding the goodwill related to the Astro purchase; and (ii) the Company’s Colorado businesses acquired from Delphi and Byers Peak during fiscal 2011 and holding the goodwill related to the Byers Peak acquisition. For fiscal 2011, goodwill impairment testing was conducted on these two Medical segment reporting units. The Ohio and newly acquired combined Colorado businesses were considered separate operating segments and therefore separate reporting units during fiscal 2011 due to the nature of how these businesses were managed and internally reported on during that year. During fiscal 2012, these two businesses were aggregated as one operating segment and therefore one reporting unit due to the similar nature of their businesses and combined manner in which they were managed and internally reported on during the year.

The impairment analysis is a two-step process. First, the Company determines the fair value of the reporting unit and compares it to its carrying value. The fair value of reporting units is determined based on a weighting of both projected discounted future results and comparative market multiples. The projected discounted future results (discounted cash flow approach) is based on assumptions that are consistent with the Company’s estimates of future growth and the strategic plan used to manage the underlying business. Factors requiring significant judgment include assumptions related to future revenue growth rates, operating margins, terminal growth rates and discount factors, amongst other considerations. Second, if the carrying value of a reporting unit exceeds its estimated fair value, an impairment loss is recognized for any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Company’s fair value estimates related to its goodwill impairment analyses are based on Level 3 inputs within the fair value hierarchy as described below in this note under “Fair value measurements.” Determining the fair value of any reporting unit and intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. The Company bases its fair value estimates on assumptions believed to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. Circumstances that may lead to future impairment of goodwill include, but are not limited to, unforeseen decreases in future performance or industry demand, as well as further loss of a significant customer or program in excess of future incremental new business wins. The next annual goodwill impairment review is expected to be performed during the fourth quarter of fiscal 2013.

The Company’s fiscal 2012 and 2010 annual tests of goodwill related to its single Medical reporting unit did not indicate that the related goodwill was impaired. The Company’s fiscal 2011 annual test of goodwill related to its Colorado reporting unit similarly did not indicate that the related goodwill was impaired. The Company’s fiscal 2011 annual test of goodwill related to its Ohio reporting unit did indicate that the related goodwill was impaired. The Company determined that the carrying value of the reporting unit exceeded its fair value, requiring Sparton to compare the carrying value of this goodwill to its implied fair value, which resulted in a non-cash impairment charge of approximately $13.2 million recorded during the fourth quarter of fiscal 2011 to reflect this asset at its fair value of $6.0 million.

This impairment reflected various downward trends in volume within the Company’s Ohio reporting unit, which was acquired in fiscal 2006, including the impact of a customer disengagement and Siemens’ fiscal 2011 fourth quarter notification of its intent to dual source certain programs with us as part of an overall dual sourcing strategy for certain of its critical programs. The Company’s assumptions used to estimate the fair value of the Medical segment’s Ohio reporting unit in fiscal 2011 reflected the Company’s outlook at that time for the reporting unit and reflected the effects of the events and uncertainties mentioned above, including but not limited to, lower expected revenues and lower expected operating margins than reflected in the Company’s fiscal 2010 goodwill impairment analysis.

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

As noted above, during the fourth quarter of fiscal 2011, the Company was notified by Siemens that it intended to dual source two of its larger programs with the Company beginning in fiscal 2012. Siemens was acquired as a customer in conjunction with the Company’s purchase of Astro and as such Sparton considered Siemens’ dual sourcing of these two programs to be an impairment indicator requiring impairment review of the related intangible asset. This impairment review, which was conducted during the fourth quarter of fiscal 2011, concluded that the carrying value of this intangible asset was not fully recoverable and consequently a non-cash impairment charge of approximately $3.7 million was recorded during the fourth quarter of fiscal 2011 to record this asset at its fair value of $0.7 million. The other business events and uncertainties described above in relation to the Medical segment’s Ohio reporting unit were also contributing factors to the Astro customer relationship impairment charge. As part of the impairment review, the estimated remaining useful life of this asset was evaluated with the Company determining that no change was warranted.

During fiscal 2011 and in previous years, the customer relationships acquired in conjunction with the Company’s purchase of Astro were amortizing on a straight-line basis over 15 years. The straight-line method was used to amortize these identified intangible assets because the Company believed that the expected undiscounted cash flows were reasonably consistent with a ratable decline in value over time. Beginning in fiscal 2012, the remaining customer relationships acquired in conjunction with the Company’s purchase of Astro are being amortized using an accelerated methodology on its remaining life as the Company now believes that this more reasonably reflects the expected future undiscounted cash flows of the asset. The customer relationships acquired in conjunction with the Company’s purchase of Byers Peak are also being amortized using an accelerated methodology over ten years. The Company’s non-compete agreements are being amortized on a straight-line basis over two years as the ratable decline in value over time is most consistent with the contractual nature of these assets.

Impairment of long-lived assets — The Company reviews other long-lived assets that are not held for sale for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is determined by comparing the carrying value of the assets to their estimated future undiscounted cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell and are reviewed at least quarterly. During the year ended June 30, 2010, the Company recognized impairment charges of approximately $1.4 million related to restructuring activities, primarily the closures of the Company’s Albuquerque, New Mexico, Jackson, Michigan and London, Ontario, Canada facilities (see Note 15).

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

ERAPSCO Agreement — The Company is partner to a 50/50 joint venture (“JV”) with UnderSea Sensor Systems, Inc. (“USSI”), the only other major producer of U.S. derivative sonobuoys. USSI’s parent company is Ultra Electronics Holdings PLC, based in the United Kingdom. The JV operates under the name ERAPSCO and allows Sparton and USSI to consolidate their own unique and complementary backgrounds to jointly develop and produce U.S. derivative sonobuoy designs for the U.S. Navy as well as foreign countries friendly to the U.S. In concept, and in practice, ERAPSCO serves as a pass-through entity maintaining no funds or assets. While the JV provides the opportunity to maximize efficiencies in the design and development of the related sonobuoys, both venture companies function independently as subcontractors; therefore, there is no separate entity to be accounted for or consolidated. The Board of Directors of ERAPSCO has the responsibility for the overall management and operation of the JV. The six member board consists of equal representation (full time employees) from both JV partners for three year terms. Manpower for ERAPSCO, specifically a president, vice president, general manager, contract administrator and financial manager, are similarly assigned by the JV partners for rotating three year terms and the costs of these assigned individuals are borne by the party assigning the personnel. In response to a customer request for proposal (“RFP”) that ERAPSCO will bid on, the Board of Directors of ERAPSCO determines both the composition of a response to the RFP and the composite bid to be submitted to the customer. The Board of Directors strives to divide the aggregate contract awards at a 50/50 share ratio. Each JV partner bears the costs it incurs associated with the preparation and submission of proposals. Each JV partner submits to ERAPSCO a proposal for the estimated price of performing that portion of the RFP applicable to it. Upon award of a contract to the JV, separate subcontracts are generated between ERAPSCO and each of the JV partners defining the responsibilities and compensation for each JV partner. These subcontracts contain terms and conditions consistent with the prime contract. Each JV partner is responsible for the successful performance of its bid to the JV for its respective scope of work and each JV partner is responsible for profit or losses sustained in the execution of the subcontract against its respective bid. Under ERAPSCO, individual contract risk exposures are reduced, while the likelihood of achieving U.S. Navy and other ASW objectives is enhanced. ERAPSCO has been in existence for approximately twenty years and historically, the agreed upon products included under the JV were generally developmental or sonobuoys with low volume demand. Five years ago, the JV expanded to include all future sonobuoy development and substantially all U.S. derivative sonobuoy products for customers outside of the United States. The JV was further expanded to include all sonobuoy products for the U.S. Navy beginning with U.S. Navy’s 2010 fiscal year contracts.

Revenue recognition — The Company’s net sales are comprised primarily of product sales, with supplementary revenues earned from engineering and design services. Standard contract terms are FOB shipping point. Revenue from product sales is generally recognized upon shipment of the goods; service revenue is recognized as the service is performed or under the percentage of completion method, depending on the nature of the arrangement. Costs and fees billed under cost-reimbursement-type contracts are recorded as sales. Long-term contracts relate principally to government defense contracts and related ERAPSCO subcontracts for sonobuoy production. These government defense contracts and related subcontracts are accounted for based on completed units accepted and their estimated average contract cost per unit. At June 30, 2012 and 2011, current liabilities include billings in excess of costs of $25.8 million and $13.0 million, respectively, on government contracts. Sales related to these billings are recognized based upon completed units accepted and are not recognized at the time of billings. A provision for the entire amount of a loss on a contract is charged to operations as soon as the loss is identified and the amount is reasonably determinable. Shipping and handling costs are included in cost of goods sold.

Advertising Costs — The Company expenses advertising costs as they are incurred. Advertising expense was approximately $0.5 million, $0.4 million and $0.3 million for the years ended June 30, 2012, 2011 and 2010, respectively.

Research and development expenditures — Internal research and development expenses reflect costs incurred for the internal development of technologies for use in navigation and oil and gas exploration. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment. The Company incurred $1.3 million and $1.1 million of internally funded research and development expenses during the years ended June 30, 2012 and 2011, respectively. No internally funded research and development expense was incurred during the year ended June 30, 2010. Customer funded research and development costs, which are usually part of a larger production agreement, totaled approximately $8.6 million, $9.1 million and $10.0 million for the years ended June 30, 2012, 2011 and 2010, respectively.

Fair value measurements — Fair value estimates and assumptions and methods used to estimate the fair value of the Company’s assets and liabilities are made in accordance with the requirements of the Financial Accounting Standards Board (the “FASB”), Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”).

ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: Level 1 are observable inputs such as quoted prices in active markets; Level 2 are inputs other than the quoted prices in active markets that are observable either directly or indirectly; and Level 3 are unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. As of June 30, 2012, the Company has no assets or liabilities which it measures and carries on its balance sheet at fair value on a recurring basis.

The Company’s long-term debt instruments, consisting of industrial revenue bonds at June 30, 2012, are carried at historical cost. As of June 30, 2012 and 2011, the fair value of the industrial revenue bonds was approximately $2.1 million and $2.2 million, respectively compared to carrying values of approximately $1.7 million and $1.8 million, respectively. These fair values, which were derived from discounted cash flow analyses based on the terms of the contracts, observable market data, and adjustment for nonperformance risk, are classified as level 3 in the fair value hierarchy. See “Goodwill and intangible assets” above in this note for a discussion of the Company’s non-recurring fair value measurement of goodwill and intangible assets. The fair value of accounts receivable and accounts payable approximated their carrying values at both June 30, 2012 and 2011.

Market risk exposure — The Company manufactures its products in the United States and Vietnam. Sales of the Company’s products are in the U.S. and foreign markets. The Company is subject to foreign currency exchange rate risk relating to intercompany activity and balances and to receipts from customers and payments to suppliers in foreign currencies. Also, adjustments related to the remeasurement of the Company’s Vietnamese financial statements into U.S. dollars are included in current earnings. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in the domestic and foreign markets in which the Company operates. However, minimal third party receivables and payables are denominated in foreign currency and the related market risk exposure is considered to be immaterial.

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

New accounting standards — In December 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”, which specifies that when a public company completes a business combination(s), the company should disclose revenue and earnings of the combined entity as though the business combination(s) occurred as of the beginning of the comparable prior annual reporting period. This standard also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings. The requirements in this standard are effective for business combinations that occur on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company will apply the provisions of ASU 2010-29 on a prospective basis. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

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

(3) Acquisitions

Delphi Medical’s Contract Manufacturing Business — On August 6, 2010, the Company completed the acquisition of certain assets related to the contract manufacturing business of Delphi Medical Systems, LLC (“Delphi Medical” or “Delphi”). The purchase price was approximately $8.6 million, including additional consideration paid during the three months ended December 31, 2010 related to determination of the final inventory value. Total cash consideration paid of approximately $8.4 million, reflecting the purchase price of approximately $8.6 million net of approximately $0.2 million for the assumption of retained employee accruals, was financed entirely through the use of Company cash.

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

Sparton did not identify any material intangible assets in this acquisition. Sparton determined that the fair value of the assets acquired and liabilities assumed related to this acquisition exceeded the total purchase consideration and as a result the Company recorded a gain on acquisition of $2.6 million in the year ended June 30, 2011. Sparton believes it was able to purchase this contract manufacturing business from Delphi Medical significantly below its fair value due to Delphi’s desire to liquidate this asset in a timely manner and focus on its core business.

Included in the Company’s Consolidated Statement of Operations for the year ended June 30, 2011 are net sales of approximately $39.0 million and income before provision for income taxes of approximately $6.0 million (including the $2.6 million gain on acquisition) resulting from the acquisition of Delphi Medical since August 6, 2010.

Byers Peak — On March 4, 2011, the Company completed the acquisition of certain assets and assumption of certain liabilities of Byers Peak, Incorporated (“Byers Peak”) in an approximate $4.1 million all-cash transaction, after certain working capital adjustments. The transaction was financed through the use of Company cash.

The acquired business, which is reported in the Company’s Medical segment, provides further expansion into the therapeutic device market, diversifies Sparton’s customer base, and further expands the Company’s geographic reach into the western United States. Additionally, the acquisition increases Sparton’s offerings with the inclusion of field service and refurbishment capabilities. Byers Peak primarily manufactures medical devices for OEM and emerging technology companies in the Therapeutic device market, including devices for surgical navigation, radio frequency energy generation, non-invasive pain relief, arterial disease, and kidney dialysis. It also has a field service and installation group that primarily provides water filtration and disinfection systems for the medical industry as well as device refurbishment programs. Additionally, Byers Peak provides electromechanical device manufacturing support for a limited number of customers outside of the medical industry.

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

Total purchase consideration was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Byers Peak acquisition resulted in approximately $1.5 million of goodwill, which is expected to be deductible for tax purposes and which was assigned entirely to the Company’s Medical segment. The Company believes goodwill primarily relates to the complementary strategic fit, resulting synergies and the acquired workforce that this business brings to existing operations. The fair values of acquired identifiable intangible assets were determined to be Level 3 measurements under the fair value hierarchy and were estimated based on future cash flows and customer attrition rates, discounted using an estimated weighted average cost of capital. The customer relationships are being amortized using an accelerated methodology over ten years. The non-compete agreements are being amortized on a straight-line basis over two years as the ratable decline in value over time is most consistent with the contractual nature of these assets.

Included in the Company’s Consolidated Statement of Operations for the year ended June 30, 2011 are net sales of approximately $3.3 million and loss before provision for income taxes of approximately $0.1 million resulting from the acquisition of Byers Peak since March 4, 2011.

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

	For the Years Ended
	June 30, 2011	June 30, 2010
Net sales	$213,416	$213,023
Income (loss) before benefit from income taxes	$(4,123)	$4,713
Net income	$7,281	$6,629
Net income per share — basic	$0.71	$0.66
Net income per share — diluted	$0.71	$0.66

(4) Inventories and Cost of Contracts in Progress, net

The following are the major classifications of inventory, net of interim billings, at June 30, 2012 and 2011 (in thousands):

	June 30, 2012	June 30, 2011
Raw materials	$32,935	$35,695
Work in process	6,143	7,819
Finished goods	6,615	4,239

Total inventory and cost of contracts in progress, gross	45,693	47,753
Inventory to which the U.S. government has title due to interim billings	(10,591)	(9,001)

Total inventory and cost of contracts in progress, net	$35,102	$38,752

(5) Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following at June 30, 2012 and 2011 (in thousands):

	June 30, 2012	June 30, 2011
Land and land improvements	$1,235	$1,235
Buildings and building improvements	16,805	15,604
Machinery and equipment	16,082	14,250
Construction in progress	2,324	1,114

Total property, plant and equipment	36,446	32,203
Less accumulated depreciation	(22,186)	(20,808)

Total property, plant and equipment, net	$14,260	$11,395

Included in construction in progress at June 30, 2012 and 2011 is approximately $2.0 million and $0.5 million, respectively, related to the implementation of a new enterprise resource planning system expected to be put into service in the first half of fiscal 2013.

(6) Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill and ending composition of goodwill are as follows (in thousands):

	June 30, 2012	June 30, 2011
Goodwill, beginning of period	$7,472	$19,141
Additions to goodwill during the period	—	1,484
Impairment losses during the period	—	(13,153)

Goodwill, end of period	$7,472	$7,472

	June 30, 2012	June 30, 2011
Acquired goodwill	$20,625	$20,625
Accumulated impairment	(13,153)	(13,153)

Goodwill	$7,472	$7,472

Sparton did not incur any significant costs to renew or alter the term of any of its intangible assets during the years ended June 30, 2012 and 2011. The weighted average amortization period, gross carrying amount, accumulated amortization and net carrying value of intangible assets at June 30, 2012 and 2011 are as follows (in thousands):

	June 30, 2012
	Amortization Period in Months	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Net Carrying Value
Amortized intangible assets:
Non-compete agreements	24	$158	$(105)	$—	$53
Customer relationships	120-180	7,900	(2,672)	(3,663)	1,565

		$8,058	$(2,777)	$(3,663)	$1,618

	June 30, 2011
Amortized intangible assets:
Non-compete agreements	24	$158	$(26)	$—	$132
Customer relationships	120-180	7,900	(2,316)	(3,663)	1,921

		$8,058	$(2,342)	$(3,663)	$2,053

Amortization expense for the years ended June 30, 2012, 2011 and 2010 was approximately $0.4 million, $0.5 million and $0.5 million, respectively. Aggregate amortization expense relative to existing intangible assets for the periods shown is currently estimated to be as follows (in thousands):

Fiscal Year Ending June 30,
2013	$372
2014	283
2015	247
2016	210
2017	174
Thereafter	332

Total	$1,618

(7) Debt

Short-term debt maturities and revolving line of credit — Short-term debt at June 30, 2012 and 2011 reflects the current portion of the Company’s industrial revenue bonds of approximately $0.1 million.

The Company has $20 million of maximum borrowing availability, subject to certain collateral restrictions, under a revolving line-of-credit facility (the “Facility”) provided in August 2009 by National City Business Credit, Inc. (now PNC Bank, National Association) to support working capital needs and other general corporate purposes. The Facility is secured by substantially all of the assets of the Company. Outstanding borrowings bear interest at a variable rate defined as the bank’s minimum base rate plus a specified margin, each component of which is determined separately for domestic and Eurodollar rate loans. The Facility was amended in March 2011 to reduce the interest rates on domestic and Eurodollar rate based loans and was further amended in July 2012 to again reduce the interest rates on domestic and Eurodollar rate based loans and reduce unused line fees (both effective June 1, 2012), extend the term of the Facility by three years, eliminate any prepayment fee and lessen the restriction on annual capital expenditures. See Note 19 for a further description of this subsequent event. Based on this latest amendment, interest rates on domestic and Eurodollar rate based loans would have ranged from 2.00% to 3.50% per annum at June 30, 2012. As a condition of the Facility, the Company is subject to certain customary covenants, which it was in compliance with at June 30, 2012. The Company had no borrowings drawn against the Facility during the periods ended June 30, 2012 and 2011, however it did have certain letters of credit outstanding totaling $0.5 million. As discussed above, the maturity date for the line-of-credit was extended in July 2012 to August 13, 2015. The Company’s prior line of credit was retired on August 14, 2009.

Long-term debt — Long-term debt consists of the following at June 30, 2012 and 2011 (in thousands):

	June 30, 2012	June 30, 2011
Industrial revenue bonds, face value	$1,763	$1,899
Less unamortized purchase discount	(94)	(103)

Industrial revenue bonds, carrying value	1,669	1,796
Less: current portion	(131)	(126)

Long-term debt, net of current portion	$1,538	$1,670

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

Scheduled principal maturities on these bonds for each of the five years succeeding June 30, 2012 and thereafter are summarized as follows ($ in thousands):

Year ending June 30,	Face Amount	Amortization of Purchase Discount	Carrying Value	Stated Interest Rate
2013	$140	$9	$131	5.00%
2014	146	10	136	5.00
2015	156	9	147	5.00
2016	161	10	151	5.45
2017	170	9	161	5.45
2018 – 2022	990	47	943	5.45

	$1,763	$94	$1,669

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

(8) Income Taxes

Income (loss) before income taxes by country consists of the following amounts (in thousands):

	For the Year Ended June 30,
	2012	2011	2010
United States	$13,572	$(5,072)	$6,039
Canada	(17)	10	(922)
Vietnam	1,031	1,119	407

	$14,586	$(3,943)	$5,524

The provision (credit) for income taxes consists of the following components (in thousands):

	For the Year Ended June 30,
	2012	2011	2010
Current:
United States	$1,294	$—	$(2,334)
Vietnam	81	—	—
Canada	—	(128)	—
State and local	—	—	—

	1,375	(128)	(2,334)
Deferred:
United States	3,435	(10,762)	418
Vietnam	—	—	—
Canada	—	—	—
State and local	268	(514)	—

	3,703	(11,276)	418

	$5,078	$(11,404)	$(1,916)

The consolidated effective income tax (credit) rate differs from the statutory U.S. federal tax rate for the following reasons and by the following percentages:

	For the Year Ended June 30,
	2012	2011	2010
Statutory U.S. federal income tax (credit) rate	34.0%	(34.0)%	34.0%
Significant increases (reductions) resulting from:
Changes in valuation allowance	2.1	(242.0)	(69.2)
Canadian tax benefits	—	(3.2)	—
Vietnam tax rate differences	(1.8)	(9.6)	(2.5)
State and local income taxes, net of federal benefit	1.8	(1.3)	—
Other	(1.3)	0.9	3.0

Effective income tax (credit) rate	34.8%	(289.2)%	(34.7)%

Significant components of deferred income tax assets and liabilities at June 30, 2012 and 2011, are as follows (in thousands):

	June 30, 2012	June 30, 2011
Deferred tax assets:
U.S. net operating loss carryovers	$—	$2,257
Impairment of intangible asset	1,246	1,246
Impairment of goodwill	4,472	4,472
Environmental remediation	1,254	1,435
Inventories	1,361	1,513
Employment and compensation accruals	747	672
Capital loss carryover	300	—
State tax carryovers	162	328
Canadian tax benefits	2,062	2,062
Equity investment	—	299
Pension liability	966	449
Restructuring accruals	—	30
Other	628	592

Gross deferred tax assets	13,198	15,355
Less valuation allowance	(2,491)	(2,373)

Total deferred tax assets	10,707	12,982
Deferred tax liabilities:
Property, plant and equipment	(548)	(509)
Pension costs	(466)	(331)
Goodwill and other intangibles	(2,457)	(1,928)
Other	(80)	(57)

Gross deferred tax liabilities	(3,551)	(2,825)

Net deferred tax assets	$7,156	$10,157

Net deferred income tax assets are included in the balance sheets at June 30, 2012 and 2011, as follows (in thousands):

	June 30, 2012	June 30, 2011
U.S. net deferred income tax assets, current	$2,020	$4,417
U.S. net deferred income tax assets, non-current	5,136	5,740

	$7,156	$10,157

In fiscal 2010 and 2009, the Company recorded valuation allowances against substantially all of its net deferred tax assets as management believed that the realization of the deferred tax assets related to the net operating loss carryovers and the other net temporary differences while possible, was not more likely than not. In 2011, the Company restored a large portion of the deferred tax assets as the Company then believed that the realization of the remaining net operating loss carryovers and the other net temporary differences was more likely than not. In making these decisions to both record a valuation allowance and restore the net deferred tax assets, the Company considered all available positive and negative evidence, including future reversals of taxable temporary differences, projected future taxable income, tax planning strategies, and recent financial results. For U.S. income tax purposes, the Company has zero net operating loss carryovers to offset future Federal taxable income as of June 30, 2012, having fully utilized during fiscal 2012 the $6.6 million available as of June 30, 2011. For State income tax purposes, the Company has approximately $0.6 million of net operating loss carryovers as of June 30, 2012, which expire in 2029. For financial reporting purposes, valuation allowances related to capital loss carryovers and state income tax carryovers are $0.3 million and $0.1 million, respectively, as of June 30, 2012.

As a result of new tax legislation enacted in November 2009, the Company elected during fiscal 2010 to carry back a portion of its fiscal 2008 accumulated net operating loss to fiscal 2003, with this carryback generating a federal income tax refund of $1.7 million. In addition, the Internal Revenue Service issued an industry directive providing guidance for extending the carryback period to ten years for losses related to environmental remediation. The Company elected to carryback its remediation losses from fiscal years 2006 through 2009, generating a federal income tax refund of $0.6 million. As of June 30, 2012, the Company has received $2.0 million of the $2.3 million in refund claims. In conjunction with these carryback tax filings, the Company released $2.3 million of its deferred tax asset valuation allowance in fiscal 2010.

In prior years, a valuation allowance was established for the deferred tax asset related to the Company’s prior Canadian operations. These deferred tax assets totaled $2.1 million at both June 30, 2012 and 2011 and a full valuation allowance was recorded against the deferred tax asset at both dates. The Company elected to carry back a portion of its 2009 Canadian net operating loss to 2008, with this carryback generating a Canadian income tax refund of $0.1 million in fiscal 2011. In conjunction with this carryback filing, the Company released $0.1 million of its Canadian deferred tax asset valuation allowance.

The Company’s Vietnam operations were subject to a four-year tax holiday from the time the entity begins to generate taxable income. This facility’s taxable income is subject to a tax rate of 12.5% (or 50% of the normal income tax rate) for fiscal years 2012 to 2015, with the tax rate then changing to the full 25% in 2016. The Company’s Vietnamese operations resulted in taxable income in each of the years ended June 30, 2012, 2011, and 2010. Due to the Vietnam tax holiday associated with this facility, no tax expense was recorded in fiscal 2011 or 2010.

The deferred tax asset valuation allowance in fiscal 2012, 2011 and 2010 includes increases (decreases) of $0.5 million, $(1.1 million), and $(0.5 million), respectively, which amounts were allocated directly to shareholders’ equity against deferred taxes related to unrecognized pension costs as (recoveries)/charges to the components of accumulated other comprehensive loss.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the fiscal years 2008 through 2012, the years which remain subject to examination by major tax jurisdictions as of June 30, 2012. The Company does not expect the total amount of unrecognized tax benefits to increase in the next twelve months. It is possible that the Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Any assessment for interest and/or penalties would be classified in the financial statements as selling and administrative expenses. The Company does not have any amounts accrued for interest and penalties at June 30, 2012, and is not aware of any claims for such amounts by federal, state or foreign taxing authorities.

(9) Employee Retirement Benefit Plans

Defined Benefit Pension Plan

As of June 30, 2012, approximately 400 employees and retirees of the Company are covered by a defined benefit pension plan. Effective April 1, 2009, participation and the accrual of benefits in this pension plan were frozen, at which time all participants became fully vested and all remaining prior service costs were recognized. Lump-sum benefit distributions during fiscal years 2011 and 2010 exceeded plan service and interest costs, resulting in lump-sum settlement charges of approximately $0.1 million and $0.8 million being recognized during the respective years. No lump-sum settlement charges were recognized during fiscal 2012.

The components of net periodic pension expense for the years ended June 30, 2012, 2011 and 2010 were as follows (in thousands):

	For the Year Ended June 30,
	2012	2011	2010
Service cost	$—	$—	$—
Interest cost	417	447	575
Expected return on plan assets	(560)	(438)	(403)
Amortization of prior service cost	—	—	—
Amortization of unrecognized net actuarial loss	43	235	374

Net periodic benefit (income) cost	(100)	244	546
Pro rata recognition of lump-sum settlements	—	128	785

Total periodic pension (income) expense	$(100)	$372	$1,331

The weighted average assumptions used to determine benefit obligations and net periodic benefit cost for fiscal 2012, 2011 and 2010 were as follows:

	Benefit Obligation			Benefit Cost
	2012	2011	2010	2012	2011	2010
Discount rate (1)	4.25%	5.50%	5.50%	5.50%	5.50%	6.40%
Rate of compensation increase (2)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expected long-term rate on plan assets (3)	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%

(1)	The Company determines its assumption for the discount rate on an index of high-quality corporate bond yields and matching-funding yield curve analysis.
(2)	The rate of compensation increase for calculation of the benefit obligation is 0.0% due the freezing of the plan as of April 1, 2009.
(3)	The expected long-term rate of return for plan assets is based on analysis of historical data and future expectations relevant to the investments and consistency with the assumed rate of inflation implicit in the market.

At June 30, 2012 and 2011, as a result of the fiscal 2009 plan curtailment, the accumulated benefit obligation is equal to the projected benefit obligation. The following tables summarize the changes in benefit obligations, plan assets and funded status of the plan at June 30, 2012 and 2011 (in thousands):

	June 30, 2012	June 30, 2011
Change in prepaid benefit cost:
Prepaid benefit cost at beginning of fiscal year	$972	$360
Net periodic benefit income (cost) for fiscal year	100	(244)
Pro rata recognition of lump-sum settlements	—	(128)
Employer contributions to plan	300	984

Prepaid benefit cost at end of fiscal year	$1,372	$972

Change in projected benefit obligation:
Projected benefit obligation at beginning of fiscal year	$8,216	$9,008
Service cost	—	—
Interest cost	417	447
Actuarial experience and changes in assumptions	657	(155)
Benefits paid	(463)	(1,084)

Projected benefit obligation at end of fiscal year	$8,827	$8,216

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$7,869	$5,889
Employer contributions	300	984
Actual return on plan assets	(192)	2,080
Benefits paid	(463)	(1,084)

Fair value of plan assets at end of fiscal year	$7,514	$7,869

Amounts recognized in the Consolidated Balance Sheets:
Current portion of pension liability	$323	$306
Pension liability — non-current portion	990	41

Funded status — total balance sheet liability	$1,313	$347

The Company’s policy is to fund the plan based upon legal requirements and tax regulations. For fiscal 2013, based upon current actuarial calculations and assumptions, a cash contribution of approximately $0.3 million, reflective of required funding and discretionary funding is anticipated to ensure funding levels are in excess of 80%. These anticipated contributions are reflected as the current portion of the pension liability as of June 30, 2012. During the years ended June 30, 2012, 2011 and 2010, approximately $0.3 million, $1.0 million and $2.0 million, respectively, was contributed to the pension plan, reflective of required funding and discretionary funding to ensure funding levels are in excess of 80%.

Pension related amounts recognized in other comprehensive income (loss), excluding tax effects, for the years ended June 30, 2012, 2011 and 2010 are as follows (in thousands):

	For the Year Ended June 30,
	2012	2011	2010
Amortization of prior service cost	$—	$—	$—
Amortization of unrecognized net actuarial loss	43	235	374
Pro rata recognition of lump-sum settlements	—	128	785
Net actuarial gain (loss)	(1,408)	1,797	254

Total recognized in other comprehensive income (loss)	$(1,365)	$2,160	$1,413

The amounts in accumulated other comprehensive loss on the consolidated balance sheets, excluding tax effects, that have not yet been recognized as components of net periodic benefit cost at June 30, 2012 and 2011 are as follows (in thousands):

	June 30, 2012	June 30, 2011
Accumulated other comprehensive loss:
Net actuarial loss	$2,685	$1,319
Net prior service cost	—	—

Total	$2,685	$1,319

The estimated amount that will be amortized from accumulated other comprehensive loss, pre-tax, into net periodic pension cost in fiscal 2013 is expected to total approximately $0.1 million, consisting of amortization of unrecognized actuarial loss as well as lump sum settlement charges.

Expected benefit payments for the defined benefit pension plan for the next ten fiscal years are as follows (in thousands):

Fiscal Year Ended June 30,
2013	$954
2014	833
2015	781
2016	714
2017	613
2018 – 2022	2,554

Total	$6,449

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

Below is a summary of pension plan asset allocations as of June 30, 2012 and 2011, by asset category:

	Weighted Average Allocation For the Year Ended June 30,
	Target	2012	2011
Equity securities	40-70%	49%	61%
Fixed income (debt) securities	30-60%	38%	26%
Cash and cash equivalents	0-10%	13%	13%

		100%	100%

The fair value of all the defined benefit pension plan assets is based on quoted prices in active markets for identical assets which are considered Level 1 inputs within the fair value hierarchy described in Note 2. The total estimated fair value of plan assets by asset class at June 30, 2012 and 2011 were as follows (in thousands):

	June 30, 2012	June 30, 2011
Asset Class:
Equity securities:
Directly held corporate stock — Sparton (a)	$—	$1,873
Directly held corporate stock — Large Cap	2,375	1,512
Registered investment companies — Mid-Cap Value	183	205
Registered investment companies — Mid-Cap Growth	184	221
Registered investment companies — Small-Cap	192	309
Registered investment companies — International	738	719
Fixed income (debt) securities:
Registered investment companies — Intermediate Bond	2,883	2,018
Cash and cash equivalents	959	1,012

Total assets measured at fair value	$7,514	$7,869

(a)	Shares of Sparton stock held by the defined benefit pension plan at June 30, 2012 and 2011 were zero and 183,259, respectively.

Defined Contribution Plans

Substantially all of the Company’s U.S. employees are eligible to participate in the Company’s 401(k) defined contribution plan. The plan allows employees to contribute up to 100% of their eligible compensation up to a maximum amount allowed by law and provides that the Company may, at its discretion, make matching contributions, profit sharing contributions or qualified non-elective contributions. Effective April 1, 2009, the Company had suspended its matching contribution in the Sparton Corporation 401(k) plan. Matching contributions were reinstated effective February 1, 2010, with the Company again matching 50% of participants’ basic contributions on up to 6% of their eligible compensation.

At the election of the participant, both employee and employer contributions may be invested in any of the available investment options under the plan, which election options include Sparton common stock. As of June 30, 2012, approximately 150,000 shares of Sparton common stock were held in the 401(k) plan. Amounts expensed related to the Company’s matching contributions and administrative expenses for the plan were approximately $0.7 million, $0.5 million and $0.2 million for the years ended June 30, 2012, 2011 and 2010, respectively. As of June 30, 2012, plan assets totaled approximately $23.3 million.

(10) Commitments and Contingencies

Operating Leases — The Company is obligated under operating lease agreements for a portion of its production machinery and data processing equipment. Such leases, some of which are non-cancelable and in many cases include purchase or renewal options, expire at various dates and typically provide for monthly payments over a fixed term in equal, non-escalating amounts. Generally, the Company is responsible for maintenance, insurance and taxes relating to these leased assets. The Company is additionally obligated under operating lease agreements for its corporate headquarters in Schaumburg, Illinois and its manufacturing plant in Frederick, Colorado. Each of these leases provide for escalating minimum monthly base rental payments, require the Company to provide for maintenance, insurance and property taxes in addition to minimum monthly base rental and include renewal options. At June 30, 2012, the future minimum annual lease payments under these agreements are as follows (in thousands):

June 30,
2013	$1,146
2014	726
2015	688
2016	511
2017	529
Thereafter	89

Total	$3,689

Rent expense was approximately $2.1 million, $2.7 million and $3.6 million, respectively, for the years ended June 30, 2012, 2011 and 2010. Included in rent expense for the years ended June 30, 2012, 2011 and 2010 was approximately $0.2 million, $0.2 million and $0.1 million, respectively, of contingent rent expense primarily relating to the Company’s corporate headquarters in Schaumburg, Illinois and, in the cases of fiscal 2012 and 2011, its Frederick, Colorado facility.

Environmental Remediation — Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Although the Company entered into a long-term lease of the Coors Road property that was accounted for as a sale of property during fiscal 2010, it remains responsible for the remediation obligations related to its past operation of this facility. At June 30, 2012, Sparton had accrued approximately $3.7 million as its estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which approximately $0.5 million is classified as a current liability and included on the balance sheet in other accrued expenses. The Company’s minimum cost estimate is based upon existing technology and excludes certain legal costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements.

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

In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8.4 million incurred from the date of settlement, if any, of which approximately $4.1 million has been expended as of June 30, 2012 toward the $8.4 million threshold. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At June 30, 2012, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded and net of DOE reimbursement, could be up to $2.4 million before income taxes over the next eighteen years.

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

Cybernet — On October 6, 2011, the Company and Spencer Street Investments, Inc. (“Spencer”) reached an agreement with Chuck J. Jacobus, Heidi Jacobus and Cybernet Systems Corporation (“Cybernet”) to settle a lawsuit filed in the Washtenaw County Circuit Court (Case No. 10-378-CZ) by the Company and Spencer on April 7, 2010 against Mr. Jacobus, Ms. Jacobus and Cybernet, as well as the countersuit against the Company and Cary Wood. The complaint filed by Sparton and Spencer alleged minority oppression and breach of fiduciary duties by Cybernet, Charles Jacobus and Heidi Jacobus. Sparton and Spencer claimed that Cybernet’s actions, as directed and implemented by the Jacobuses, frustrated the rights of the minority shareholders, including but not limited to failing to return any capital to the minority shareholders. In response to the complaint, Cybernet filed a counter-complaint against the Company and Cary Wood alleging that Cary Wood, as a member of Cybernet’s board of directors, breached his duties to Cybernet. At the conclusion of facilitation, the parties agreed to a complete settlement. The settlement closed in November 2011. Pursuant to the settlement, the parties agreed to release all claims against each other and Cybernet repurchased the shares of Cybernet common stock held by the Company for $1.75 million.

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

2010 Plan. Under the 2010 Plan, the Company may grant to employees, officers and directors of the Company or its subsidiaries incentive and non-qualified stock options, stock appreciation rights, restricted stock or restricted stock units, performance awards and other stock-based awards, including grants of shares. Restricted stock awards granted to date to employees under the 2010 Plan vest annually over four years, subject to achievement of certain financial performance metrics in addition to the service requirements. Unrestricted stock awards granted to date under the 2010 Plan represent annual stock grants to directors as a component of their overall compensation. The 2010 Plan has a term of ten years. The total number of shares that may be awarded under the 2010 Plan is 1,000,000 shares of common stock, of which amount, 701,322 shares remain available for awards as of June 30, 2012.

The Company did not grant any stock options during the years ended June 30, 2012 or 2011. During the year ended June 30, 2010, the Company awarded an aggregate of 111,250 stock options to certain members of management at an exercise price of $5.00. The stock options were immediately exercisable. The closing price of the Company’s stock on the date of grant was $4.59. The fair value of each grant is estimated at the grant date using the Black-Scholes option pricing method. The table below outlines the assumptions used for the options granted during the year ended June 30, 2010:

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

The following table shows stock-based compensation expense by type of share-based award for the years ended June 30, 2012, 2011 and 2010 included in the consolidated statements of operations (in thousands):

	For the Year ended June 30, 2012	For the Year ended June 30, 2011	For the Year ended June 30, 2010
Fair value expense of stock option awards	$—	$—	$276
Restricted stock	943	646	229

Total stock-based compensation	$943	$646	$505

The following table shows the total remaining unrecognized compensation cost related to restricted stock grants and the fair value expense of stock option awards, as well as the weighted average remaining required service period over which such costs will be recognized as of June 30, 2012:

	Total Remaining Unrecognized Compensation Cost (in thousands)	Weighted Average Remaining Required Service Period (in years)
Fair value expense of stock option awards	$—	—
Restricted stock	856	1.95

	$856	1.95

The following is a summary of activity for the year-ended June 30, 2012 related to the Company’s stock options granted under its long-term incentive plans:

	Number of Options	Weighted- Average Exercise Price
Options outstanding as of June 30, 2011	220,341	$6.79
Granted	—	—
Exercised	(96,524)	5.43
Forfeited	(22,741)	8.42
Expired	—	—

Options outstanding as of June 30, 2012	101,076	$7.72

Exercisable June 30, 2012	101,076	$7.72

The following is a summary of options outstanding and exercisable at June 30, 2012:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$5.00-$6.52	29,125	0.59	$5.63		29,125	0.59	$5.63
$8.48-$8.57	71,951	2.93	8.56		71,951	2.93	8.56

	101,076	2.26	7.72	$220	101,076	2.26	7.72	$220

All stock options outstanding at June 30, 2012 are vested. In general, the Company’s policy is to issue new shares upon exercise of stock options. The intrinsic value of options exercised during the years ended June 30, 2012 and 2011 was $0.4 million and less than $0.1 million, respectively. No options were exercised during the year ended June 30, 2010.

The following is a summary of activity for the year-ended June 30, 2012 related to shares granted under the Company’s long-term incentive plans:

	Shares	Weighted Average Grant Date Fair Value
Restricted shares at June 30, 2011	243,827	$5.09
Granted	160,641	7.87
Vested	(85,328)	5.49
Forfeited	(13,290)	5.00

Restricted shares at June 30, 2012	305,850	$6.44

The total fair value of restricted stock vested in the years ended June 30, 2012, 2011 and 2010 was $0.7 million, $0.4 million and $0.4 million, respectively.

(12) Earnings Per Share Data

Earnings per share calculations, including weighted average number of shares of common stock outstanding used in calculating basic and diluted income per share, for the years ended June 30, 2012, 2011 and 2010 are as follows:

	For the Year Ended June 30,
	2012	2011	2010
Net income (in thousands)	$9,508	$7,461	$7,440
Weighted average shares outstanding — Basic	10,174,176	10,217,494	9,972,409
Net effect of dilutive stock options	34,634	37,874	—

Weighted average shares outstanding — Diluted	10,208,810	10,255,368	9,972,409

Net income per share:
Basic	$0.93	$0.73	$0.75

Diluted	$0.93	$0.73	$0.75

For the years ended June 30, 2012, 2011 and 2010, 305,850, 243,827 and 262,095, respectively, unvested restricted shares were included in determining both basic and diluted earnings per share. Potential shares of common stock issuable upon exercise of stock options excluded from diluted income per share computations because their inclusion would be anti-dilutive were zero, 104,501 and 269,796 for the years ended June 30, 2012, 2011 and 2010, respectively.

(13) Comprehensive Income

Comprehensive income, which includes all changes in the Company’s equity during the period except transactions with shareholders, consisted of the following for the years ended June 30, 2012, 2011 and 2010 (in thousands):

	For the Year Ended June 30,
	2012	2011	2010
Net income	$9,508	$7,461	$7,440
Other comprehensive income (loss), net of tax
Pension experience gain (loss), net of tax (a)	(874)	2,080	257
Other change in unrecognized pension costs, net of tax (b)	27	421	1,172

	(847)	2,501	1,429

Comprehensive income	$8,661	$9,962	$8,869

(a)	Pension experience gains (losses) during fiscal 2012, 2011 and 2010 are net of tax expense (benefit) of $(0.5) million, $0.6 million and $0.1 million, respectively, with fiscal 2011 and 2010 offset by the effect of allocations of $0.9 million and $0.1 million, respectively, related to decreases in the deferred tax valuation allowance, as described further in Note 8.
(b)	Other change in unrecognized pension costs during fiscal 2012, 2011 and 2010 are net of tax expense of $0.0 million, $0.1 million and $0.4 million, respectively, with fiscal 2011 and 2010 offset by the effect of allocations of $0.2 million and $0.4 million, respectively, related to decreases in the deferred tax valuation allowance, as described further in Note 8.

(14) Stock Repurchase Plan

On August 24, 2011, the Company’s Board of Directors approved a repurchase by the Company of up to $3.0 million of shares of its common stock during the 24-month period beginning on the date of authorization. The Company was authorized to purchase shares from time to time in open market, block transactions and privately negotiated transactions at prices deemed appropriate by management, depending on market conditions, applicable laws and other factors. The stock repurchase program did not require the Company to repurchase any specific number of shares and could be discontinued at any time. Pursuant to this stock repurchase program, during the year ended June 30, 2012, the Company purchased 366,808 shares of its common stock at an average price of $8.14 per share for approximately $3.0 million. Shares purchased under the plan were cancelled upon repurchase. As of June 30, 2012, all authorized funds under the stock repurchase program have been expended.

(15) Restructuring Activities

2009 Restructuring Plan

During fiscal 2009, management initiated a full evaluation of the Company’s operations and long-term business strategy. As a result, in the third quarter of fiscal 2009, management began to implement a formal turnaround plan focused on returning Sparton to profitability and the assurance of the Company’s viability (the “2009 Restructuring Plan”). These measures were designed to reduce operating costs, increase efficiencies, and improve Sparton’s competitive position in response to excess capacity, the prevailing economy and the need to optimize manufacturing resources. These restructuring activities included, among other actions, plant consolidations, closures and sales, workforce reductions, customer contract disengagements, changes in employee pension and health care benefits and relocation of the Company’s corporate office. Restructuring/impairment charges of approximately $11.0 million have been incurred as of June 30, 2012 related to these activities of which approximately $0.0 million, $7.0 million and $0.1 million were related to the Medical, CS and DSS segments, respectively, and $3.9 million were corporate related. The Company does not expect to recognize any additional costs related to these activities. All cash expenditures related to the 2009 Restructuring Plan have been made as of June 30, 2012.

Delphi Medical Contract Manufacturing Business Acquisition Related Restructuring

During the first quarter of fiscal 2011, the Company took certain cost reduction actions (the “2011 Colorado Restructuring Plan”) in relation to its acquisition of Delphi Medical. These actions included a workforce reduction and the consolidation of the Frederick, Colorado manufacturing facilities from two to one. Inception to date restructuring/impairment charges recognized within the Medical segment of approximately $0.1 million have been incurred as of June 30, 2012 related to these acquisition related restructuring activities. The Company does not expect to recognize any additional costs related to these activities. All cash expenditures related to the 2011 Colorado Restructuring Plan have been made as of June 30, 2012.

Byers Peak Acquisition Related Restructuring

In conjunction with the Byers Peak acquisition, the Company consolidated the Byers Peak operations into the Company’s Frederick, Colorado facility. These restructuring activities consisted primarily of production moving costs. Inception to date restructuring/impairment charges recognized within the Medical segment of less than $0.1 million have been incurred as of June 30, 2012 related to these acquisition related restructuring activities. The Company does not expect to recognize any additional costs related to these activities and all cash expenditures have been made as of June 30, 2012.

Summary of Restructuring Charges

The table below summarizes the nature and amount of all restructuring actions for the years ended June 30, 2012, 2011 and 2010 (in thousands):

	Workforce Reduction (principally severance and retention bonuses)	Facility Closing	Lease Termination	Total
Accrual balance at June 30, 2009	$375	$—	$1,990	$2,365
Restructuring charges	350	1,188	409	1,947
Less: cash payments	(718)	(1,175)	(2,186)	(4,079)
Restructuring reversals	—	—	—	—

Accrual balance at June 30, 2010	7	13	213	233
Restructuring charges	62	13	—	75
Less: cash payments	(69)	(26)	(95)	(190)
Restructuring reversals	—	—	—	—

Accrual balance at June 30, 2011	—	—	118	118
Restructuring charges	—	—	—	—
Less: cash payments	—	—	(50)	(50)
Restructuring reversals	—	—	(68)	(68)

Accrual balance at June 30, 2012	$—	$—	$—	$—

During the year ended June 30, 2010, approximately $1.4 million of impairment related to property, plant and equipment was recorded. Additionally, during the fiscal year 2010, the Company sold its Jackson, Michigan and London, Ontario, Canada properties for an aggregate loss of approximately $0.8 million. The impairments and loss on sales in this period related to facility closings and are reflected in restructuring/impairment charges within the fiscal 2010 period.

(16) Business Segments

The Company is a provider of complex and sophisticated electromechanical devices with capabilities that include concept development, industrial design, design and manufacturing engineering, production, distribution, and field service. Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in assessing performance and allocating resources. The Company serves the Medical, Military & Aerospace and Industrial & Instrumentation markets through three reportable business segments; Medical Device (“Medical”), Complex Systems (“CS”) and Defense & Security Systems (“DSS”).

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

Medical Device (“Medical”) operations are comprised of contract development, design, production and fulfillment of sophisticated medical and biotech devices and sub-assemblies for industry leaders, emerging technologies companies and start-ups. In manufacturing devices for its customers, this business unit follows specific design and manufacturing processes to assure product reliability and safety in accordance with Food and Drug Administration (“FDA”) guidelines and approvals. This group specializes in technologies, systems and processes required by medical OEM and ET customers primarily in the Diagnostic, Therapeutic and Surgical segments of the Medical Device and Biotech market spaces.

Complex Systems (“CS”) operations provides complex electronics systems to multiple industries, offering end-to-end development and manufacturing solutions focused on high expectations of quality and delivery performance through an international footprint. As a vertically integrated business unit, this segment assists in providing its customers with seamless development of circuit card and sub-assemblies for integration into electro-mechanical solutions. By focusing on maximizing efficiency and cost containment at the various steps in the design, engineering, and manufacturing process, Complex Systems acts as an intelligent source and ideal partner for development firms and OEMs. This business unit is a supplier for low to medium volume/high complexity commercial and military aerospace applications, telecommunications, energy, and industrial controls. Its current portfolio of applications includes: flight controls, cockpit displays, fuel system controls, secure communications, early warning detection, diagnostics systems, security systems, detection systems, lighting, satellite communications, audio, nuclear detection, inventory control, and defense.

Defense & Security Systems (“DSS”) operations are comprised of design, development and production of products for a number of technologically significant programs aimed at fulfilling defense and commercial needs. Specializing in the development and production of complex electromechanical equipment, Sparton designs and manufactures sonobuoys, ASW devices for the U.S. Navy and foreign governments that meet Department of State licensing requirements. This business unit also performs an engineering development function for the United States military and prime defense contractors for advanced technologies ultimately leading to future defense products as well as replacements for existing products. The sonobuoy product line is built to the customer’s demanding specifications. These products are restricted by International Tariff and Arms Regulations (“ITAR”) and qualified by the U.S. Navy, which limits opportunities for competition. Additionally, this business unit internally develops and markets commercial products based on its navigation and underwater acoustic knowledge and the intrinsic skill sets of its technical staff.

Operating results and certain other financial information about the Company’s three reportable segments for the years ended June 30, 2012, 2011 and 2010 and as of June 30, 2012 and June 30, 2011 were as follows (in thousands):

	For the Year Ended June 30, 2012
	Medical	CS	DSS	Corporate and Other Unallocated	Eliminations	Total
Sales (a)	$110,894	$53,609	$74,102	$—	$(15,028)	$223,577
Gross profit	15,242	5,762	17,498	—	—	38,502
Operating income (loss)	8,685	2,985	12,415	(9,540)	—	14,545
Selling and administrative expenses	6,152	2,777	3,790	9,513	—	22,232
Internal research and development expenses	—	—	1,293	—	—	1,293
Restructuring/impairment charges	(30)	—	—	(38)	—	(68)
Depreciation/amortization	704	565	461	84	—	1,814
Capital expenditures	288	947	1,318	1,691	—	4,244

	For the Year Ended June 30, 2011
	Medical	CS	DSS	Corporate and Other Unallocated	Eliminations	Total
Sales (a)	$98,028	$49,835	$69,720	$—	$(14,231)	$203,352
Gross profit	12,938	4,835	15,395	—	—	33,168
Operating income (loss)	(8,011)	1,586	10,869	(8,273)	—	(3,829)
Selling and administrative expenses	6,031	3,289	3,416	8,106	—	20,842
Internal research and development expenses	—	—	1,110	—	—	1,110
Restructuring/impairment charges	107	(22)	—	(10)	—	75
Gain on acquisition	(2,550)	—	—	—	—	(2,550)
Gain on sale of property, plant and equipment	—	(18)	—	(121)	—	(139)
Impairment of intangible asset	3,663	—	—	—	—	3,663
Impairment of goodwill	13,153	—	—	—	—	13,153
Depreciation/amortization	793	498	249	71	—	1,611
Capital expenditures	45	1,189	1,385	558	—	3,177

	For the Year Ended June 30, 2010
	Medical	CS	DSS	Corporate and Other Unallocated	Eliminations	Total
Sales (a)	$64,424	$57,423	$63,853	$—	$(11,723)	$173,977
Gross profit	8,603	2,133	15,847	—	—	26,583
Operating income (loss)	4,600	(2,150)	13,150	(9,878)	—	5,722
Selling and administrative expenses	3,536	3,292	2,697	8,680	—	18,205
Restructuring/impairment charges	—	993	—	3,083	—	4,076
Gain on sale of property, plant and equipment	—	(32)	—	(3,087)	—	(3,119)
Depreciation/amortization	635	620	157	51	—	1,463
Capital expenditures	143	917	332	143	—	1,535

	As of June 30, 2012
	Medical	CS	DSS	Corporate and Other Unallocated	Eliminations	Total
Total assets	$51,211	$24,590	$10,912	$57,842	$—	$144,555

	As of June 30, 2011
	Medical	CS	DSS	Corporate and Other Unallocated	Eliminations	Total
Total assets	$51,251	$24,642	$7,872	$38,844	$—	$122,609

(a)	CS sales include intercompany sales resulting primarily from the production of circuit boards that are then utilized in DSS product sales. These intercompany sales are eliminated in consolidation.

(17) Business, Geographic and Sales Concentration

Sales to individual customers in excess of 10% of total net sales for the years ended June 30, 2012, 2011 and 2010 were as follows:

	For the Year Ended June 30,
	2012	2011	2010
U.S. Navy (a)	20%	30%	28%
Siemens Diagnostic (b)	11%	18%	21%
Fenwal Blood Technologies (c)	15%	12%	*
Goodrich (d)	*	*	13%

(*)	Denotes sales were below 10% of total.
(a)	Sales to the United States Navy, including those made through the Company’s ERAPSCO joint venture, are included in the results of the Company’s DSS segment.
(b)	Sales to Siemens Diagnostics are included in the results of the Company’s Medical segment.
(c)	Sales to Fenwal Blood Technologies are included in the results of the Company’s Medical segment.
(d)	Sales to Goodrich are included in the results of the Company’s CS segment.

Net sales were made to customers located in the following countries (in thousands):

	For the Year Ended June 30,
	2012	2011	2010
United States	$179,656	$172,646	$137,377
Ireland	10,919	23,078	21,258
Other foreign countries (a)	33,002	7,628	15,342

Consolidated total	$223,577	$203,352	$173,977

(a)	No other single country or currency zone accounted for 10% or more of export sales in the fiscal years ended June 30, 2012, 2011, or 2010.

ASW devices and related engineering contract services to the U.S. government and foreign countries contributed approximately $73.4 million (33%), $66.5 million (33%) and $62.6 million (36%), respectively, to total net sales for the fiscal years ended June 30, 2012, 2011 and 2010.

The Company’s investment in property, plant and equipment, which are located in the United States and Vietnam, are summarized, net of accumulated depreciation, as follows (in thousands):

	As of June 30, 2012	As of June 30, 2011
United States	$11,559	$8,775
Vietnam	2,701	2,620

Consolidated total	$14,260	$11,395

(18) Quarterly Results of Operations (Unaudited) (In thousands, except per share amounts):

	Quarter
	1st (a)	2nd	3rd	4th
Year Ended June 30, 2012
Net sales	$51,833	$55,370	$55,048	$61,326
Gross profit	8,344	8,736	9,161	12,261
Net income	1,509	1,942	2,005	4,052
Basic and diluted net income per share	0.15	0.19	0.20	0.40
Year Ended June 30, 2011
Net sales	$45,767	$46,331	$50,352	$60,902
Gross profit	7,026	7,547	8,202	10,393
Net income (loss)	4,230	1,435	2,523	(727)
Basic and diluted net income (loss) per share	0.41	0.14	0.25	(0.07)

(19) Subsequent Event

On July 20, 2012, Sparton Corporation amended its $20 million revolving line-of-credit facility with PNC Bank, National Association (the “Amendment”), resulting in the extension of the Facility to August 13, 2015 from August 13, 2012, the elimination of any applicable early termination fees and other changes. Under the Amendment, as of June 1, 2012, the unused facility fee is reduced (from 0.50% or 1.00%, as applicable) to a rate equal to 0.25% per annum, subject to increase to 0.375% if the senior leverage ratio is greater than 1.5 to 1.0. The Amendment further provides, as of June 1, 2012, for a decrease in the applicable margins for domestic rate loans to 0.25% (changed from 2.00%) over the applicable Prime Rate and for Eurodollar rate loans to 1.75% (changed from 3.00%) over the applicable one month London Interbank Offer Rate, which margins are subject to increase for fiscal quarters after September 30, 2012 to 0.50% and 2.00%, respectively, if the senior leverage ratio is greater than 1.5 to 1.0. The Amendment also increases permitted annual Capital Expenditures from $2.5 million to $5.0 million.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Years Ended June 30,

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Addition Charged to Other Accounts	Write-Offs/ Dispositions	Balance at End of Period
2012
Allowance for losses on accounts receivable	$65	$91	$—	$(10)	$146
2011
Allowance for losses on accounts receivable	$532	$224	$—	$(691)	$65
2010
Allowance for losses on accounts receivable	$534	$133	$—	$(135)	$532

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Second Amended Articles of Incorporation of the Registrant, incorporated herein by reference from the Registrant’s Proxy Statement on Form DEF 14A filed with the SEC on September 21, 2010.

3.2	Amended and Restated Code of Regulations of the Registrant, incorporated herein by reference from the Registrant’s Proxy Statement on Form DEF 14A filed with the SEC on September 21, 2010.

10.1	Amended and Restated Revolving Credit and Security Agreement dated August 14, 2009 among the Company, its subsidiaries and National City Business Credit, Inc., incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2009.

10.2	Post-closing Agreement dated August 14, 2009 among the Company, its subsidiaries and National City Business Credit, Inc., incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2009.

10.3*	Amendment No. 1 to Amended and Restated Revolving Credit and Security Agreement dated August 6, 2010 among the Company, its subsidiaries and PNC Bank, National Association.

10.4	Amendment No. 2 to Amended and Restated Revolving Credit and Security Agreement dated March 3, 2011 among the Company, its subsidiaries and PNC Bank, National Association, incorporated by reference from Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the SEC on September 7, 2011.

10.5*	Amendment No. 3 to Amended and Restated Revolving Credit and Security Agreement dated March 31, 2011 among the Company, its subsidiaries and PNC Bank, National Association.

10.6	Amendment No. 4 to Amended and Restated Revolving Credit and Security Agreement dated July 20, 2012 among the Company, its subsidiaries and PNC Bank, National Association, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2012.

10.7†	Long-Term Incentive Plan, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2009.

10.8†	Amendment to the Sparton Corporation 2010 Long-Term Incentive Plan dated June 24, 2010, incorporated by reference from Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed with the SEC on September 7, 2011.

10.9†*	Form of Grant of Restricted Stock under Sparton Corporation’s Long-Term Incentive Plan.

10.10†	Employment Agreement dated August 24, 2011, by and between the Company and Cary B. Wood, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 29, 2011.

10.11†	Employment Agreement dated March 30, 2009 by and between the Company and Greg Slome, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2009.

10.12†	Executive Employment Agreement, effective as of January 5, 2009, by and between the Company and Gordon Madlock, incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 29, 2009.

10.13†	Employment Agreement dated January 5, 2009 by and between the Company and Michael W. Osborne, incorporated by reference from Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed with the SEC on September 7, 2011.

Exhibit Number	Description

10.14†	Employment Agreement dated December 8, 2008 by and between the Company and Steven M. Korwin, incorporated by reference from Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the SEC on September 7, 2011.

10.15	Lease Extension and Amendment Agreement dated May 1, 2010 between Sparton Technology, Inc. and 9621 Coors, L.L.C., guaranteed by Albuquerque Motor Company, Inc., incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2010.

10.16	Option Agreement dated May 1, 2010 by and between Sparton Technology, Inc. and 9621 Coors, L.L.C., guaranteed by Albuquerque Motor Company, Inc., incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2010.

10.17	Asset Purchase Agreement dated July 9, 2010 between Delphi Medical Systems, LLC and Sparton Medical Systems Colorado, LLC, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 12, 2010.

10.18	Asset Purchase Agreement dated December 8, 2010 between Coven Holdings LLC and Sparton Technology, Inc., incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 14, 2010.

10.19[1]	Award/contract with an effective date of April 8, 2011 issued by the Naval Warfare Center to ERAPSCO, incorporated by reference from Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the SEC on September 7, 2011.

10.20[1]	Amendment of Solicitation/Modification of Contract with an effective date of May 5, 2011 issued by the Naval Warfare Center to ERAPSCO, incorporated by reference from Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the SEC on September 7, 2011.

10.21[1]	Amendment of Solicitation/Modification of Contract with an effective date of June 20, 2011 issued by the Naval Warfare Center to ERAPSCO, incorporated by reference from Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the SEC on September 7, 2011.

10.22[1]	Amendment of Solicitation/Modification of Contract with an effective date of July 25, 2011 issued by the Naval Warfare Center to ERAPSCO, incorporated by reference from Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the SEC on September 7, 2011.

10.23[1]	Amendment of Solicitation/Modification of Contract with an effective date of August 18, 2011 issued by the Naval Warfare Center to ERAPSCO, incorporated by reference from Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed with the SEC on September 7, 2011.

10.24[1]	Subcontract with an effective date of April 8, 2011 between Sparton Electronics Florida, Inc. and ERAPSCO, incorporated by reference from Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the SEC on September 7, 2011.

10.25[1]	Subcontract Modification with an effective date of June 20, 2011 between Sparton Electronics Florida, Inc. and ERAPSCO, incorporated by reference from Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the SEC on September 7, 2011.

21.1*	Subsidiaries of Sparton Corporation.

23.1*	Consent of BDO USA, LLP.

31.1*	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
†	Indicates management contract or compensatory arrangement.
[1]	Confidential treatment has been granted with respect to the redacted portions of this exhibit.
**	XBRL (Extensible Business Reporting Language) information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.