Form 10-Q
period 2012-09-30
SPARTON CORP
filed 2012-11-06
CIK 92679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, there were 10,233,270 shares of common stock, $1.25 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SPARTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in thousands, except per share amounts)

	September 30, 2012	June 30, 2012 (a)
Assets
Current Assets:
Cash and cash equivalents	$43,096	$46,950
Accounts receivable, net of allowance for doubtful accounts of $105 and $146, respectively	25,772	29,618
Inventories and cost of contracts in progress, net	38,467	35,102
Deferred income taxes	2,020	2,020
Prepaid expenses and other current assets	2,042	2,054

Total current assets	111,397	115,744
Property, plant and equipment, net	14,939	14,260
Goodwill	7,472	7,472
Other intangible assets, net	1,517	1,618
Deferred income taxes — non-current	5,067	5,136
Other non-current assets	295	325

Total assets	$140,687	$144,555

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$131	$131
Accounts payable	16,034	17,152
Accrued salaries and wages	4,727	5,855
Accrued health benefits	1,236	1,210
Current portion of pension liability	158	323
Advance billings on customer contracts	23,338	25,836
Other accrued expenses	5,864	5,890

Total current liabilities	51,488	56,397
Pension liability — non-current portion	1,055	990
Long-term debt — non-current portion	1,506	1,538
Environmental remediation — non-current portion	3,060	3,142

Total liabilities	57,109	62,067

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, no par value; 200,000 shares authorized, none issued	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 10,233,270 and 10,105,759 shares issued and outstanding, respectively	12,792	12,632
Capital in excess of par value	19,534	19,579
Retained earnings	52,948	51,995
Accumulated other comprehensive loss	(1,696)	(1,718)

Total shareholders’ equity	83,578	82,488

Total liabilities and shareholders’ equity	$140,687	$144,555

(a)	Derived from the Company’s audited financial statements as of June 30, 2012.

See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollars in thousands, except per share amounts)

	For the Three Months Ended
	September 30, 2012	September 30, 2011
Net sales	$49,020	$51,833
Cost of goods sold	41,807	43,489

Gross profit	7,213	8,344
Operating Expense (Income):
Selling and administrative expenses	5,472	5,411
Internal research and development expenses	305	398
Amortization of intangible assets	102	111
Other operating expenses	(10)	35

Total operating expense, net	5,869	5,955

Operating income	1,344	2,389
Other income (expense)
Interest expense	(81)	(172)
Interest income	28	24
Other, net	110	117

Total other income (expense), net	57	(31)

Income before provision for income taxes	1,401	2,358
Provision for income taxes	448	849

Net income	$953	$1,509

Income per share of common stock:
Basic	$0.09	$0.15

Diluted	$0.09	$0.15

Weighted average shares of common stock outstanding:
Basic	10,141,612	10,268,456

Diluted	10,163,151	10,313,481

See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(Dollars in thousands)

	For the Three Months Ended
	September 30, 2012	September 30, 2011
Net income	$953	$1,509
Other comprehensive income — Change in unrecognized pension costs, net of tax	22	85

Comprehensive income	$975	$1,594

SPARTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

	For the Three Months Ended
	September 30, 2012	September 30, 2011
Cash Flows from Operating Activities:
Net income	$953	$1,509
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	479	405
Deferred income tax expense	56	847
Pension expense	—	93
Stock-based compensation expense	264	176
Other	31	87
Changes in operating assets and liabilities:
Accounts receivable	3,846	(5,303)
Inventories and cost of contracts in progress	(3,365)	(3,064)
Prepaid expenses and other assets	14	(199)
Advance billings on customer contracts	(2,498)	12,190
Accounts payable and accrued expenses	(2,392)	(3,533)

Net cash provided by (used in) operating activities	(2,612)	3,208
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(1,058)	(731)

Net cash used in investing activities	(1,058)	(731)
Cash Flows from Financing Activities:
Repayment of long-term debt	(35)	(33)
Repurchase of stock	(234)	(10)
Proceeds from the exercise of stock options	85	—

Net cash used in financing activities	(184)	(43)

Net increase (decrease) in cash and cash equivalents	(3,854)	2,434
Cash and cash equivalents at beginning of period	46,950	24,550

Cash and cash equivalents at end of period	$43,096	$26,984

Supplemental disclosure of cash flow information:
Cash paid for interest	$86	$88
Cash paid for income taxes	$49	$4

See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)

	Three Months Ended September 30, 2012
	Common Stock		Capital In Excess	Retained	Accumulated Other Comprehensive
	Shares	Amount	of Par Value	Earnings	Loss	Total
Balance at June 30, 2012	10,105,759	$12,632	$19,579	$51,995	$(1,718)	$82,488
Issuance of stock	131,108	164	(164)	—	—	—
Repurchase of stock	(20,564)	(25)	(209)	—	—	(234)
Exercise of stock options	16,967	21	64	—	—	85
Stock-based compensation	—	—	264	—	—	264
Comprehensive income, net of tax	—	—	—	953	22	975

Balance at September 30, 2012	10,233,270	$12,792	$19,534	$52,948	$(1,696)	$83,578

	Three Months Ended September 30, 2011
	Common Stock		Capital In Excess	Retained	Accumulated Other Comprehensive
	Shares	Amount	of Par Value	Earnings	Loss	Total
Balance at June 30, 2011	10,236,484	$12,796	$20,635	$42,487	$(871)	$75,047
Issuance of stock	141,376	177	(177)	—	—	—
Forfeiture of restricted stock	(13,290)	(17)	17	—	—	—
Repurchase of stock	(1,260)	(2)	(8)	—	—	(10)
Stock-based compensation	—	—	176	—	—	176
Comprehensive income, net of tax	—	—	—	1,509	85	1,594

Balance at September 30, 2011	10,363,310	$12,954	$20,643	$43,996	$(786)	$76,807

See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Business and Basis of Presentation

Sparton Corporation and subsidiaries (the “Company” or “Sparton”) has been in continuous existence since 1900. It was last reorganized in 1919 as an Ohio corporation. The Company is a provider of complex and sophisticated electromechanical devices with capabilities that include concept development, industrial design, design and manufacturing engineering, production, distribution, and field service. The Company serves the Medical, Military & Aerospace and Industrial & Instrumentation markets through three reportable business segments; Medical Device (“Medical”), Complex Systems (“CS”) and Defense & Security Systems (“DSS”). Financial information by segment is presented in Note 12. All of the Company’s facilities are registered to ISO standards, including 9001 or 13485, with most having additional certifications. The Company’s products and services include products for Original Equipment Manufacturers (“OEM”) and Emerging Technology (“ET”) customers that are microprocessor-based systems that include transducers, printed circuit boards and assemblies, sensors, and electromechanical components, as well as development and design engineering services relating to these product sales. Sparton also develops and manufactures sonobuoys, anti-submarine warfare (“ASW”) devices, used by the United States Navy and other free-world countries. Many of the physical and technical attributes in the production of sonobuoys are similar to those required in the production of the Company’s other electrical and electromechanical products and assemblies.

The unaudited condensed financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial information presented herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which includes information and disclosures not presented herein. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications of prior period amounts have been made to conform to the current year presentation. Subsequent events have been evaluated through the date these financial statements were issued. In the opinion of management, the unaudited condensed consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year 2013.

(2) Inventories and Cost of Contracts in Progress

The following are the major classifications of inventory, net of interim billings, at September 30, 2012 and June 30, 2012 (in thousands):

	September 30, 2012	June 30, 2012
Raw materials	$34,575	$32,935
Work in process	7,728	6,143
Finished goods	9,408	6,615

Total inventory and cost of contracts in progress, gross	51,711	45,693
Inventory to which the U.S. government has title due to interim billings	(13,244)	(10,591)

Total inventory and cost of contracts in progress, net	$38,467	$35,102

The Company recorded inventory write-downs totaling less than $0.1 million and approximately $0.1 million or the three months ended September 30, 2012 and 2011, respectively. These charges are included in cost of goods sold for the periods presented.

(3) Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following at September 30, 2012 and June 30, 2012 (in thousands):

	September 30, 2012	June 30, 2012
Land and land improvements	$1,235	$1,235
Buildings and building improvements	16,908	16,805
Machinery and equipment	17,099	16,082
Construction in progress	2,261	2,324

Total property, plant and equipment	37,503	36,446
Less accumulated depreciation	(22,564)	(22,186)

Total property, plant and equipment, net	$14,939	$14,260

Included in construction in progress at September 30, 2012 and June 30, 2012 is approximately $2.1 million and $2.0 million, respectively, related to the expected implementation of a new enterprise resource planning system to be put into service in during the second quarter of fiscal 2013.

(4) Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of the net assets acquired in conjunction with the Company’s purchases of Astro Instrumentation, LLC (“Astro”) in May 2006 and Byers Peak, Incorporated (“Byers Peak”) in March 2011. Goodwill related to both of these acquisitions is reflected within the Company’s Medical operating segment. Changes in the carrying value of goodwill for the three months ended September 30, 2012 and year ended June 30, 2012 and the ending composition of goodwill as of September 30, 2012 and June 30, 2012 are as follows (in thousands):

	September 30, 2012	June 30, 2012
Goodwill, beginning of period	$7,472	$7,472
Additions to goodwill during the period	—	—
Impairment losses during the period	—	—

Goodwill, end of period	$7,472	$7,472

	September 30, 2012	June 30, 2012
Acquired Goodwill	$20,625	$20,625
Accumulated impairment	(13,153)	(13,153)

Goodwill	$7,472	$7,472

Intangible assets represent the values assigned to customer relationships acquired in conjunction with the Company’s purchases of Astro and Byers Peak and the values assigned to non-compete agreements acquired in conjunction with the Company’s purchase of Byers Peak. All of the Company’s intangible assets are included within the Medical Segment. The amortization periods, gross carrying amounts, accumulated amortization, accumulated impairments and net carrying values of intangible assets at September 30, 2012 and June 30, 2012 are as follows (in thousands):

	Amortization Period in Months	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Net Carrying Value
	September 30, 2012
Amortized intangible assets:
Non-compete agreements	24	$158	$(125)	$—	$33
Customer relationships	120-180	7,900	(2,753)	(3,663)	1,484

		$8,058	$(2,878)	$(3,663)	$1,517

	June 30, 2012
Amortized intangible assets:
Non-compete agreements	24	$158	$(105)	$—	$53
Customer relationships	120-180	7,900	(2,672)	(3,663)	1,565

		$8,058	$(2,777)	$(3,663)	$1,618

Sparton did not incur any significant costs to renew or alter the term of its intangible assets during the three months ended September 30, 2012. Amortization expense for each of the three months ended September 30, 2012 and 2011 was approximately $0.1 million. Aggregate amortization expense relative to existing intangible assets for the periods shown is currently estimated to be as follows (in thousands):

Fiscal Year Ending June 30,
2013	$372
2014	283
2015	247
2016	210
2017	174
Thereafter	332

Total	$1,618

(5) Debt

Short-term debt maturities and revolving line of credit — Short-term debt at September 30, 2012 and June 30, 2012 reflects the current portion of the Company’s industrial revenue bonds of approximately $0.1 million.

The Company has $20 million of maximum borrowing availability, subject to certain collateral restrictions, under a revolving line-of-credit facility (the “Facility”) provided in August 2009 by National City Business Credit, Inc. (now PNC Bank, National Association) to support working capital needs and other general corporate purposes. The Facility is secured by substantially all of the assets of the Company. Outstanding borrowings bear interest at a variable rate defined as the bank’s minimum base rate plus a specified margin, each component of which is determined separately for domestic and Eurodollar rate loans. The Facility was amended in July 2012 to reduce the interest rates on domestic and Eurodollar rate based loans and reduce unused line fees (both effective June 1, 2012), extend the term of the Facility by three years, eliminate any prepayment fee and lessen the restriction on annual capital expenditures. Based on this latest amendment, interest rates on domestic and Eurodollar rate based loans would have ranged from 1.96% to 3.50% per annum at September 30, 2012. As a condition of the Facility, the Company is subject to certain customary covenants, which it was in compliance with at September 30, 2012. The Company had no borrowings drawn against the Facility during the periods ended September 30, 2012 and 2011, however it did have certain letters of credit outstanding totaling $0.5 million. As discussed above, the maturity date for the line-of-credit was extended in July 2012 to August 13, 2015.

Long-term debt — Long-term debt consists of the following at September 30, 2012 and June 30, 2012 (in thousands):

	September 30, 2012	June 30, 2012
Industrial revenue bonds, face value	$1,728	$1,763
Less unamortized purchase discount	(91)	(94)

Total long-term debt	1,637	1,669
Less: current portion	(131)	(131)

Long-term debt, net of current portion	$1,506	$1,538

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

(6) Fair Value Measurements

The Company’s long-term debt instruments, consisting of industrial revenue bonds, are carried at historical cost. The fair value of the industrial revenue bonds was approximately $2.1 as of both September 30, 2012 and June 30, 2012 compared to carrying values of approximately $1.6 million and $1.7 million, respectively. These fair values, which were derived from discounted cash flow analyses based on the terms of the contracts and observable market data, and adjustment for nonperformance risk, are classified as level 3 in the fair value hierarchy. The fair value of accounts receivable and accounts payable approximated their carrying values at both September 30, 2012 and June 30, 2012.

(7) Income Taxes

The Company recognized income tax provisions of approximately $0.4 million and $0.8 million, or approximately 32.0% and 36.0% of income before provision for income taxes, for the three months ended September 30, 2012 and 2011, respectively. The Company’s effective income tax rate for the interim periods presented is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the Federal statutory income tax rate primarily due to applicable permanent differences, foreign income taxes and state income taxes. The fiscal 2013 effective rate was favorably impacted in comparison to the rate in the prior year quarter by the domestic manufacturing deduction. The use of this deduction in fiscal 2012 was limited due to the use of net operating loss carryovers to offset Federal taxable income during that year.

(8) Defined Benefit Pension Plan

Approximately 400 employees and retirees of the Company are covered by a defined benefit pension plan. Effective April 1, 2009, participation and the accrual of benefits in this pension plan were frozen, at which time all participants became fully vested. The components of net periodic pension expense are as follows for the three months ended September 30, 2012 and 2011 (in thousands):

	For the Three Months Ended
	September 30, 2012	September 30, 2011
Service cost	$—	$—
Interest cost	104	112
Expected return on plan assets	(140)	(110)
Amortization of prior service cost	—	—
Amortization of unrecognized net actuarial loss	11	59

Net periodic benefit (income) cost	(25)	61
Pro rata recognition of lump-sum settlements	25	32

Total periodic pension expense	$—	$93

Lump-sum settlement charges of less than $0.1 million were recognized during each of the three months ended September 30, 2012 and 2011, respectively, in anticipation of lump-sum benefit distributions exceeding plan service and interest costs for the 2013 and 2012 fiscal years. The Company’s policy is to fund the plan based upon legal requirements and tax regulations. During each of the three months ended September 30, 2012 and 2011, approximately $0.1 million was contributed to the pension plan, reflective of required funding and discretionary funding to ensure funding levels are in excess of 80%. For further information on future funding projections and other pension disclosures see Part II, Item 8, Note 9 “Employee Retirement Benefit Plans” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

(9) Commitments and Contingencies

Environmental Remediation — Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Although the Company entered into a long-term lease of the Coors Road property that was accounted for as a sale of property during fiscal 2010, it remains responsible for the remediation obligations related to its past operation of this facility. At September 30, 2012, Sparton had accrued approximately $3.5 million as its estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which approximately $0.4 million is classified as a current liability and included on the balance sheet in other accrued expenses. The Company’s minimum cost estimate is based upon existing technology and excludes certain legal costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements.

In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8.4 million incurred from the date of settlement, if any, of which approximately $4.3 million has been expended as of September 30, 2012 toward the $8.4 million threshold. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At September 30, 2012, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded and net of DOE reimbursement, could be up to $2.4 million before income taxes over the next eighteen years.

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

2010 Plan. Under the 2010 Plan, the Company may grant to employees, officers and directors of the Company or its subsidiaries incentive and non-qualified stock options, stock appreciation rights, restricted stock or restricted stock units, performance awards and other stock-based awards, including grants of shares. Restricted stock awards granted to date to employees under the 2010 Plan vest annually over four years, subject to achievement of certain financial performance metrics in addition to the service requirements. Unrestricted stock awards granted to date under the 2010 Plan represent annual stock grants to directors as a component of their overall compensation. The 2010 Plan has a term of ten years. The total number of shares that may be awarded under the 2010 Plan is 1,000,000 shares of common stock, of which amount, 570,214 shares remain available for awards as of September 30, 2012.

The following table shows stock-based compensation expense by type of share-based award for the three months ended September 30, 2012 and 2011 included in the condensed consolidated statements of operations (in thousands):

	For the Three Months Ended
	September 30, 2012	September 30, 2011
Fair value expense of stock option awards	$—	$—
Restricted stock	264	176

Total stock-based compensation	$264	$176

The following table shows the total remaining unrecognized compensation cost related to restricted stock grants and the fair value expense of stock option awards, as well as the weighted average remaining required service period over which such costs will be recognized as of September 30, 2012:

	Total Remaining Unrecognized Compensation Cost	Weighted Average Remaining Required Service Period
	(in thousands)	(in years)
Fair value expense of stock option awards	$—	—
Restricted stock	1,915	2.24

	$1,915	2.24

The following is a summary of options outstanding and exercisable at September 30, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at June 30, 2012	101,076	$7.72
Granted	—	—
Exercised	(16,967)	5.00
Forfeited	—	—
Expired	—	—

Outstanding and exercisable at September 30, 2012	84,109	$8.27	2.37	$369

The intrinsic value of options exercised during the three months ended September 30, 2012 was $0.1 million. No options were exercised during the three months ended September 30, 2011.

The following is a summary of activity for the three months ended September 30, 2012 related to shares granted under the Company’s long-term incentive plans:

	Shares	Weighted Average Grant Date Fair Value
Restricted shares at June 30, 2012	305,850	$6.44
Granted	131,108	10.65
Vested	(90,175)	6.22
Forfeited	—	—

Restricted shares at September 30, 2012	346,783	$8.08

The total fair value of restricted stock vested in the three months ended September 30, 2012 and 2011 was approximately $1.0 million and $0.5 million, respectively.

(11) Earnings Per Share Data

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

Earnings per share calculations, including weighted average number of shares of common stock outstanding used in calculating basic and diluted income per share, for the three months ended September 30, 2012 and 2011 are as follows:

	For the Three Months Ended
	September 30, 2012	September 30, 2011
Net income (in thousands)	$953	$1,509

Weighted average shares outstanding – Basic	10,141,612	10,268,456
Net effect of dilutive stock options	21,539	45,025

Weighted average shares outstanding – Diluted	10,163,151	10,313,481

Net income per share:
Basic	$0.09	$0.15

Diluted	$0.09	$0.15

For the three months ended September 30, 2012 and 2011, 346,783 and 312,650, respectively, unvested restricted shares were included in determining both basic and diluted earnings per share. Potential shares of common stock excluded from diluted income per share computations because their inclusion would be anti-dilutive were 88,751 for the three months ended September 30, 2011. No potential shares of common stock were excluded from diluted income per share computations for the three months ended September 30, 2012.

(12) Business Segments

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

Operating results and certain other financial information about the Company’s three reportable segments for the three months ended September 30, 2012 and 2011 and as of September 30, 2012 and June 30, 2012 were as follows (in thousands):

	For the Three Months Ended September 30, 2012
	Medical	CS	DSS	Other Unallocated	Eliminations	Total
Sales	$28,059	$12,347	$13,206	$—	$(4,592)	$49,020
Gross profit	$4,194	$1,096	$1,923	$—	$—	$7,213
Operating income (loss)	$2,622	$386	$538	$(2,202)	$—	$1,344
Selling and administrative expenses	$1,470	$710	$1,080	$2,212	$—	$5,472
Internal research and development expenses	$—	$—	$305	$—	$—	$305
Depreciation/amortization	$173	$143	$144	$19	$—	$479
Capital expenditures	$9	$706	$124	$219	$—	$1,058

	For the Three Months Ended September 30, 2011
	Medical	CS	DSS	Other Unallocated	Eliminations	Total
Sales	$27,460	$12,560	$15,287	$—	$(3,474)	$51,833
Gross profit	$3,614	$1,088	$3,642	$—	$—	$8,344
Operating income (loss)	$1,887	$343	$2,241	$(2,082)	$—	$2,389
Selling and administrative expenses	$1,616	$745	$1,003	$2,047	$—	$5,411
Internal research and development expenses	$—	$—	$398	$—	$—	$398
Depreciation/amortization	$169	$130	$94	$12	$—	$405
Capital expenditures	$19	$140	$35	$537	$—	$731

	As of September 30, 2012
	Medical	CS	DSS	Other Unallocated	Eliminations	Total
Total assets	$53,646	$24,708	$8,096	$54,237	$—	$140,687

	As of June 30, 2012
	Medical	CS	DSS	Other Unallocated	Eliminations	Total
Total assets	$51,211	$24,590	$10,912	$57,842	$—	$144,555

(13) New Accounting Standards

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”), which requires that comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard no longer allows companies to present components of other comprehensive income only in the statement of equity. The standard also requires entities to disclose on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”, which defers indefinitely the ASU No. 2011-05 requirement that entities disclose on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings. These standards are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements other than the prescribed change in presentation.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment”, which amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

(14) Subsequent Event

On November 2, 2012, Sparton’s wholly owned subsidiary, Sparton Onyx, LLC (“Sparton Onyx”) entered into a Unit Purchase Agreement (“Purchase Agreement”) with Everett Smith Group, Ltd. (“ESG”), the owner of all outstanding limited liability company interests of Onyx EMS, LLC (“Onyx”) whereby Sparton Onyx agreed to purchase all of the outstanding limited liability company interests of Onyx for a cash purchase price of $43,250,000, subject to net working capital adjustments. The acquisition is expected to be funded through Sparton’s existing cash balances and borrowings under a new bank facility currently in process. The Purchase Agreement provides for a holdback equal to 10% of the purchase price for payment of the indemnification obligations and certain purchase price adjustments. The acquisition is anticipated to close within 30 days from the signing of the Purchase Agreement and closing is subject to standard covenants and conditions.

Onyx, with sites in both Watertown, South Dakota and Minneapolis, Minnesota, primarily manufactures medical devices for OEM and emerging technology companies, including products for cardiovascular diagnostics, hearing assistance, patient temperature and warming, point-of-care diagnostics, and surgical equipment used in intraosseous medicine. The company also has a presence in the industrial market providing products such as precision measurement instruments for monitoring air quality and pollution, commercial fire and smoke alarm systems, sensing tools, test fixtures, and complex LED assemblies.

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

Other risks and uncertainties that may affect our operations, performance, growth forecasts and business results include, but are not limited to, timing and fluctuations in U.S. and/or world economies, sharp volatility of world financial markets over a short period of time, competition in the overall contract manufacturing business, availability of production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, uncertainties associated with the outcome of litigation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation and customer labor and work strikes. Further risk factors are the availability and cost of materials, as well as non-cancelable purchase orders we have committed to in relation to customer forecasts that can be subject to change. A number of events can impact these risks and uncertainties, including potential escalating utility and other related costs due to natural disasters, as well as political uncertainties such as the unrest in Africa and the Middle East. Additional trends, risks and uncertainties include dependence on key personnel, risks surrounding acquisitions, uncertainties surrounding the global economy and U.S. healthcare legislation and the effects of those uncertainties on OEM behavior, including heightened inventory management, product development cycles and outsourcing strategies. Finally, the Sarbanes-Oxley Act, and more recently the Dodd-Frank Act have required or will require changes in, and formalization of, some of the Company’s corporate governance and compliance practices. The SEC and the New York Stock Exchange have also passed or will pass related rules and regulations requiring additional compliance activities, including those implementing the conflict minerals provisions of the Dodd-Frank Act. Compliance with these rules has increased administrative costs and may increase these costs further in the future. A further discussion of the Company’s risk factors has been included in Part I, Item 1A. Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.

Subsequent Event

On November 2, 2012, Sparton’s wholly owned subsidiary, Sparton Onyx, LLC (“Sparton Onyx”) entered into a Unit Purchase Agreement (“Purchase Agreement”) with Everett Smith Group, Ltd. (“ESG”), the owner of all outstanding limited liability company interests of Onyx EMS, LLC (“Onyx”) whereby Sparton Onyx agreed to purchase all of the outstanding limited liability company interests of Onyx for a cash purchase price of $43,250,000, subject to net working capital adjustments. The acquisition is expected to be funded through Sparton’s existing cash balances and borrowings under a new bank facility currently in process. The Purchase Agreement provides for a holdback equal to 10% of the purchase price for payment of the indemnification obligations and certain purchase price adjustments. The acquisition is anticipated to close within 30 days from the signing of the Purchase Agreement and closing is subject to standard covenants and conditions.

Onyx, with sites in both Watertown, South Dakota and Minneapolis, Minnesota, primarily manufactures medical devices for OEM and emerging technology companies, including products for cardiovascular diagnostics, hearing assistance, patient temperature and warming, point-of-care diagnostics, and surgical equipment used in intraosseous medicine. The company also has a presence in the industrial market providing products such as precision measurement instruments for monitoring air quality and pollution, commercial fire and smoke alarm systems, sensing tools, test fixtures, and complex LED assemblies.

Consolidated Results of Operations

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report.

Summary

The major elements affecting net income for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 were as follows (in millions):

Net income year-to-date fiscal 2012		$1.5
Improved gross profit on Medical programs	$0.6
Decreased gross profit on DSS programs	(1.7)
Decreased internal research and development expenses	0.1
Decreased income tax expense	0.4
Other, net	0.1

Net change		(0.5)

Net income year-to-date fiscal 2013		$1.0

To date, fiscal 2013 was impacted by:

•	Increased gross profit on Medical programs due mainly to certain favorable product mix and increased capacity utilization at the Strongsville, Ohio facility.

•	Decreased gross profit on DSS programs due to decreased sonobuoy sales to foreign governments, partially offset by increased sales to the U.S. Navy and increased digital compass sales.

•	Reduced internal research and development expenses of approximately $0.1 million in the three months ended September 30, 2012 compared to the fiscal 2012 period.

•	Fiscal 2013 first quarter effective income tax rate of 32% compared to an effective income tax rate of 36% in the comparative prior year quarter, reflecting an increased domestic manufacturing deduction. The use of this deduction in fiscal 2012 was limited due to the use of net operating loss carryovers to offset Federal taxable income during that year.

Presented below are more detailed comparative data and discussions regarding our consolidated results of operations for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Results of operations for any period less than one year are not necessarily indicative of results of operations that may be expected for a full year.

For the Three Months Ended September 30, 2012 compared to the Three Months Ended September 30, 2011

The following table presents selected consolidated statement of operations data for the three months ended September 30, 2012 and 2011 (in thousands):

	2012		2011
	Total	% of Sales	Total	% of Sales
Net sales	$49,020	100.0%	$51,833	100.0%
Cost of goods sold	41,807	85.3	43,489	83.9

Gross profit	7,213	14.7	8,344	16.1
Selling and administrative expenses	5,472	11.2	5,411	10.4
Internal research and development expenses	305	0.6	398	0.8
Other operating expense, net	92	0.2	146	0.3

Operating income	1,344	2.7	2,389	4.6
Total other expense, net	57	0.2	(31)	(0.1)

Income before provision for income taxes	1,401	2.9	2,358	4.5
Provision for income taxes	448	1.0	849	1.6

Net income	$953	1.9%	$1,509	2.9%

The following table presents net sales for the three months ended September 30, 2012 and 2011 (in thousands):

	2012		2011
SEGMENT	Total	% of Total	Total	% of Total	% Change
Medical	$28,059	57.2%	$27,460	53.0%	2.2%
CS	12,347	25.2	12,560	24.2	(1.7)
DSS	13,206	27.0	15,287	29.5	(13.6)
Eliminations	(4,592)	(9.4)	(3,474)	(6.7)	32.2

Totals	$49,020	100.0%	$51,833	100.0%	(5.4)

The following table presents gross profit and gross profit as a percent of net sales for the three months ended September 30, 2012 and 2011 (in thousands):

	2012		2011
SEGMENT	Total	GP%	Total	GP%
Medical	$4,194	14.9%	$3,614	13.2%
CS	1,096	8.9	1,088	8.7
DSS	1,923	14.6	3,642	23.8

Totals	$7,213	14.7	$8,344	16.1

The following table presents operating income and operating income as a percent of net sales for the three months ended September 30, 2012 and 2011 (in thousands):

	2012		2011
SEGMENT	Total	% of Sales	Total	% of Sales
Medical	$2,622	9.3%	$1,887	6.9%
CS	386	3.1	343	2.7
DSS	538	4.1	2,241	14.7
Other unallocated	(2,202)	—	(2,082)	—

Totals	$1,344	2.7	$2,389	4.6

Medical

Medical sales increased approximately $0.6 million in the three months ended September 30, 2012 as compared with the same quarter last year. Reflected within the increase is $3.2 million of increased sales to this business unit’s largest customer due to expanded demand for its programs and additional refurbishment service revenue which began in the second half of fiscal 2012. Additionally reflected is $1.4 million of increased sales to another customer to meet increased demand for its product in both the U.S. and Japan. Partially offsetting these increases were decreased sales to three customers totaling $4.0 million. Decreased sales to one customer reflect the dual sourcing of certain of its programs with the Company during fiscal 2012. Decreased sales to the remaining two customers reflect these customers’ disengagements during fiscal 2012. Medical sales are dependent on a small number of key strategic customers. Fenwal Blood Technologies contributed 22% and 15% of consolidated company net sales during the three months ended September 30, 2012 and 2011, respectively. Medical backlog was approximately $40.9 million at September 30, 2012. Commercial orders, in general, may be rescheduled or cancelled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the September 30, 2012 Medical backlog is currently expected to be realized in the next 12 months.

Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and costs associated with new program introduction. The gross profit percentage on Medical sales increased to 14.9% from 13.2% for the three months ended September 30, 2012 and 2011, respectively. This improvement in margin on Medical sales reflects certain favorable product mix between the two periods and increased capacity utilization at the Strongsville, Ohio facility.

Selling and administrative expenses relating to the Medical segment were $1.5 million and $1.6 million for the three months ended September 30, 2012 and 2011, respectively. The prior year quarter includes $0.1 million of costs relating to changes in operational leadership in fiscal 2012.

CS

Excluding an increase in intercompany sales of $1.1 million, CS sales to external customers for the three months ended September 30, 2012 decreased $1.3 million as compared with the same quarter last year, primarily reflecting decreased sales to one customer, which delayed certain of its orders into future quarters. CS intercompany sales result primarily from the production of circuit boards that are then utilized in DSS product sales. These intercompany sales are eliminated in consolidation. CS backlog was approximately $37.3 million at September 30, 2012. Commercial orders, in general, may be rescheduled or cancelled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the September 30, 2012 CS backlog is currently expected to be realized in the next 12 months.

The gross profit percentage on CS sales increased to 8.9% for the three months ended September 30, 2012 compared to 8.7% for the three months ended September 30, 2011. The quarter over quarter comparison primarily reflects favorable product mix, partially offset by lower capacity utilization at the Company’s Vietnam facility in the current year quarter.

Selling and administrative expenses relating to the CS segment remained consistent at $0.7 million for each of the three months ended September 30, 2012 and 2011, respectively.

DSS

DSS sales decreased approximately $2.1 million in the three months ended September 30, 2012 as compared with the same quarter last year, reflecting the anticipated decreased sonobuoy sales to foreign governments, partially offset by increased U.S. Navy sonobuoy production and engineering sales and increased digital compass sales in the current year quarter. The Company had two sonobuoy lots fail at the Navy test range in the final weeks of September 2012. While these lot failures unfavorably impacted current year first quarter revenues by approximately $3.5 million, it is anticipated that these lots will pass in the Company’s fiscal 2013 second quarter with revenues recognized at that time. Total sales to the U.S. Navy in the three months ended September 30, 2012 and 2011 was approximately $12.2 million and $5.9 million, or 25% and 11%, respectively, of consolidated Company net sales for those periods. Sonobuoy sales to foreign governments were $0.1 million and $9.3 million in the three months ended September 30, 2012 and 2011, respectively. DSS backlog was approximately $77.9 million at September 30, 2012. A majority of the September 30, 2012 DSS backlog is currently expected to be realized within the next 12 to 16 months.

The gross profit percentage on DSS sales decreased to 14.6% for the three months ended September 30, 2012 compared to 23.8% for the three months ended September 30, 2011. Gross profit percentage was unfavorable affected in the current year quarter by a significant decrease in foreign sonobuoy sales, partially offset by the positive impact from increased digital compass sales as compared to the prior year quarter.

Selling and administrative expenses relating to the DSS segment were $1.1 million and $1.0 million for the three months ended September 30, 2012 and 2011, respectively, primarily reflecting increased business development efforts in the current fiscal quarter.

Internal research and development expenses reflect costs incurred for the internal development of technologies for use in navigation and oil and gas exploration. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment. The Company incurred $0.3 million and $0.4 million of internally funded research and development expenses in the three months ended September 30, 2012 and 2011, respectively.

Other Unallocated

Total corporate selling and administrative expenses were $4.1 million and $3.8 million for the three months ended September 30, 2012 and 2011, respectively, primarily reflecting increased expenses related to professional services, travel and information technology. Of these costs, $1.8 million was allocated to segment operations in each of these periods. Allocations of corporate selling and administrative expenses are based on the nature of the service provided and can fluctuate from period to period.

Interest expense consists of interest and fees on our outstanding debt and revolving credit facility, including amortization of financing costs. Interest expense was $0.1 million and $0.2 million for the three months ended September 30, 2012 and 2011, respectively. Fiscal 2013 was favorably impacted by the July 2012 completion of amortization of financing fees paid relating to the Company’s revolving credit facility and the July 2012 reduction of unused line fees under the credit facility. See Note 5, Debt, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of debt.

The Company is responsible for income taxes within each jurisdiction in which it operates. The Company recorded income tax expense of approximately $0.4 million, or an effective rate of 32.0%, for the three months ended September 30, 2012 compared to an income tax expense of approximately $0.8 million, or an effective rate of 36.0%, for the three months ended September 30, 2011. The fiscal 2013 effective rate was favorably impacted in comparison to the rate in the prior year quarter by the domestic manufacturing deduction. The use of this deduction in fiscal 2012 was limited due to the use of net operating loss carryovers to offset Federal taxable income during that year. See Note 7, Income Taxes, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of income taxes.

Due to the factors described above, the Company reported net income of $1.0 million ($0.09 per share, basic and diluted) for the three months ended September 30, 2012, compared to net income of $1.5 million ($0.15 per share, basic and diluted) for the corresponding period last year.

Liquidity and Capital Resources

Certain of the Company’s DSS contracts allow for billings to occur when certain milestones under the applicable program are reached, independent of the amount shipped by Sparton as of such date. These advance billings reduce the amount of cash that would otherwise be required during the performance of these contracts. As of September 30, 2012 and June 30, 2012, $23.3 million and $25.8 million, respectively, of billings in excess of costs were received. The Company’s revolving line-of-credit facility was extended in July 2012 to August 13, 2015. The Company currently expects to meet its liquidity needs through a combination of sources including, but not limited to, operations, existing cash balances, its revolving line-of-credit, anticipated continuation of advance billings on certain DSS contracts and improvement in inventory management. With the above sources providing the expected cash flows, the Company currently believes that it will have sufficient liquidity for its anticipated needs over the next 12 months, but no assurances regarding liquidity can be made.

Operating activities used $2.6 million and provided $3.2 million of net cash flows in three months ended September 30, 2012 and 2011, respectively. Excluding changes in working capital, operating activities provided $1.8 million and $3.1 million in the first quarter of fiscal 2013 and 2012, respectively, reflecting the Company’s relative operating performance during those periods. Working capital used $4.4 million and provided $0.1 million of net cash flows in the three months ended September 30, 2012 and 2011, respectively. First quarter fiscal 2013 working capital related cash flows primarily reflect increased inventory, reduced accounts payable and accrued expenses and funding of production related to U.S. Navy contracts during the year in excess of advance billings received, partially offset by decreased accounts receivable. First quarter fiscal 2012 working capital related cash flows primarily reflect the collection of advance billings related to U.S. Navy contracts during the quarter in excess of the funding of production under those contracts, partially offset by increased accounts receivable, increased inventory and reduced accounts payable and accrued expenses.

Cash flows used in investing activities in three months ended September 30, 2012 and 2011 totaled $1.1 million and $0.7 million, respectively, reflecting capital expenditures in those periods.

Cash flows used in financing activities in the three months ended September 30, 2012 and 2011 totaled $0.2 million and less than $0.1 million, respectively. The three months ended September 30, 2012 reflect the use of cash of $0.2 million to satisfy income tax withholding requirements in relation to the vesting of executives’ restricted stock in exchange for the surrender of a portion of the vesting shares. Each of the three months ended September 30, 2012 and 2011 also reflect repayments on the Company’s outstanding industrial revenue bonds with the state of Ohio of less than $0.1 million. Additionally, the Company received $0.1 million from the exercise of stock options during the first three months of fiscal 2013.

As of September 30, 2012, the Company’s bank line-of-credit facility totaled $20.0 million, subject to certain collateral restrictions, with no borrowings against the available funds. The Company did have certain letters of credit outstanding against this facility totaling $0.5 million at September 30, 2012. This bank debt is subject to certain customary covenants which the Company was in compliance with at September 30, 2012. In July 2012, this line-of-credit was amended and extended to August 13, 2015. The Company also has approximately $1.6 million of industrial revenue bonds outstanding at September 30, 2012. See Note 5, Debt, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of the Company’s debt.

On November 2, 2012, Sparton’s wholly owned subsidiary, Sparton Onyx, LLC (“Sparton Onyx”) entered into a Unit Purchase Agreement (“Purchase Agreement”) with Everett Smith Group, Ltd. (“ESG”), the owner of all outstanding limited liability company interests of Onyx EMS, LLC (“Onyx”) whereby Sparton Onyx agreed to purchase all of the outstanding limited liability company interests of Onyx for a cash purchase price of $43,250,000, subject to net working capital adjustments. The acquisition is expected to be funded through Sparton’s existing cash balances and borrowings under a new bank facility currently in process. The Purchase Agreement provides for a holdback equal to 10% of the purchase price for payment of the indemnification obligations and certain purchase price adjustments. The acquisition is anticipated to close within 30 days from the signing of the Purchase Agreement and closing is subject to standard covenants and conditions.

Commitments and Contingencies

Environmental Remediation

Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Although the Company entered into a long-term lease of the Coors Road property that was accounted for as a sale of property during fiscal 2010, it remains responsible for the remediation obligations related to its past operation of this facility. At September 30, 2012, Sparton had accrued approximately $3.5 million as its estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which approximately $0.4 million is classified as a current liability and included on the balance sheet in other accrued expenses. The Company’s minimum cost estimate is based upon existing technology and excludes certain legal costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements.

In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8.4 million incurred from the date of settlement, if any, of which approximately $4.3 million has been expended as of September 30, 2012 toward the $8.4 million threshold. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At September 30, 2012, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded and net of DOE reimbursement, could be up to $2.4 million before income taxes over the next eighteen years.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Information regarding the Company’s long-term debt obligations, environmental liability payments, operating lease payments, and other commitments is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. As of June 30, 2012, there were $27.3 million of non-cancelable purchase orders outstanding and a liability related to advance billings on customer contracts of $25.8 million. As of September 30, 2012, the non-cancelable purchase orders outstanding has increased to $36.1 million and the liability related to advanced billings has decreased to $23.3 million. Other than as noted above, there have been no material changes in the nature or amount of the Company’s contractual obligations since June 30, 2012.

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

There have been no significant changes to our critical accounting policies that are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended June 30, 2012.

New Accounting Pronouncements

See Note 13, New Accounting Standards, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements.

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

The Company’s revolving credit line, if drawn upon, is subject to future interest rate fluctuations which could potentially have a negative impact on cash flows of the Company. The Company is not party to any currency exchange or interest rate protection agreements as of September 30, 2012.

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

There have been no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2012 and the other information in our subsequent filings with the SEC, including this Quarterly Report on Form 10-Q. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks. The risks described in our Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition, results of operations and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about shares of common stock the Company acquired during the three months ended September 30, 2012:

Issuer Purchases of Equity Securities

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1, 2012 to July 31, 2012	—	—	—	—
August 1, 2012 to August 31, 2012	—	—	—	$—
September 1, 2012 to September 30, 2012 (a)	20,564	$11.38	—	$—

Total	20,564	$11.38	—	$—

(a)	Represents shares withheld to satisfy certain tax withholding obligations in connection with vesting of restricted stock as permitted by the Sparton Corporation 2010 Long-Term Stock Option Incentive Plan.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Second Amended Articles of Incorporation of the Registrant, incorporated herein by reference from the Registrant’s Proxy Statement on Form DEF 14A filed with the SEC on September 21, 2010.

3.2	Amended and Restated Code of Regulations of the Registrant, incorporated herein by reference from the Registrant’s Proxy Statement on Form DEF 14A filed with the SEC on September 21, 2010.

3.3	Amendment to Amended and Restated Code of Regulations of the Registrant, incorporated herein by reference from exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 26, 2012.

31.1*	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sparton Corporation

Date: November 6, 2012	By:	/s/ CARY B. WOOD
Cary B. Wood
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2012	By:	/s/ GREGORY A. SLOME
Gregory A. Slome
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)