Form 10-Q
period 2012-12-31
SPARTON CORP
filed 2013-02-05
CIK 92679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of January 31, 2013, there were 10,229,121 shares of common stock, $1.25 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SPARTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in thousands, except per share amounts)

	December 31, 2012	June 30, 2012 (a)
Assets
Current Assets:
Cash and cash equivalents	$6,066	$46,950
Restricted cash	535	—
Accounts receivable, net of allowance for doubtful accounts of $334 and $146, respectively	40,821	29,618
Inventories and cost of contracts in progress, net	45,367	35,102
Deferred income taxes	2,020	2,020
Prepaid expenses and other current assets	5,251	2,054

Total current assets	100,060	115,744
Property, plant and equipment, net	28,913	14,260
Goodwill	14,903	7,472
Other intangible assets, net	11,643	1,618
Deferred income taxes — non-current	4,874	5,136
Other non-current assets	701	325

Total assets	$161,094	$144,555

Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term bank borrowings	$14,000	$—
Current portion of long-term debt	131	131
Accounts payable	17,033	17,152
Accrued salaries and wages	5,417	5,855
Accrued health benefits	1,564	1,210
Current portion of pension liability	115	323
Advance billings on customer contracts	20,718	25,836
Other accrued expenses	8,273	5,890

Total current liabilities	67,251	56,397
Pension liability — non-current portion	985	990
Long-term debt — non-current portion	1,473	1,538
Environmental remediation — non-current portion	2,978	3,142

Total liabilities	72,687	62,067

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, no par value; 200,000 shares authorized, none issued	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 10,229,121 and 10,105,759 shares issued and outstanding, respectively	12,786	12,632
Capital in excess of par value	19,932	19,579
Retained earnings	57,349	51,995
Accumulated other comprehensive loss	(1,660)	(1,718)

Total shareholders’ equity	88,407	82,488

Total liabilities and shareholders’ equity	$161,094	$144,555

(a)	Derived from the Company’s audited financial statements as of June 30, 2012.

See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Net sales	$65,979	$55,370	$114,999	$107,203
Cost of goods sold	54,571	46,634	96,378	90,123

Gross profit	11,408	8,736	18,621	17,080

Operating Expense:
Selling and administrative expenses	7,375	5,535	12,847	10,946
Internal research and development expenses	243	218	548	616
Amortization of intangible assets	273	110	375	221
Restructuring/impairment charges	—	(59)	—	(59)
Other operating expenses	4	13	(6)	48

Total operating expense, net	7,895	5,817	13,764	11,772

Operating income	3,513	2,919	4,857	5,308

Other income (expense)
Interest expense	(173)	(175)	(254)	(347)
Interest income	23	24	51	48
Gain on sale of investment	—	127	—	127
Other, net	59	116	169	233

Total other income (expense), net	(91)	92	(34)	61

Income before provision for income taxes	3,422	3,011	4,823	5,369
Provision for (benefit from) income taxes	(979)	1,069	(531)	1,918

Net income	$4,401	$1,942	$5,354	$3,451

Income per share of common stock:
Basic	$0.43	$0.19	$0.53	$0.34

Diluted	$0.43	$0.19	$0.52	$0.33

Weighted average shares of common stock outstanding:
Basic	10,229,320	10,287,797	10,185,464	10,278,127

Diluted	10,248,424	10,325,029	10,206,913	10,319,275

See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(Dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Net income	$4,401	$1,942	$5,354	$3,451
Other comprehensive income (loss) – Change in unrecognized pension costs, net of tax	36	(4)	58	81

Comprehensive income	$4,437	$1,938	$5,412	$3,532

SPARTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

	For the Six Months Ended
	December 31, 2012	December 31, 2011
Cash Flows from Operating Activities:
Net income	$5,354	$3,451
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,472	831
Deferred income tax expense	230	1,914
Pension expense	6	14
Stock-based compensation expense	597	532
Gross profit effect of capitalized profit in inventory from acquisition	566	—
Gain on sale of investment	—	(127)
Other	41	174
Changes in operating assets and liabilities:
Accounts receivable	(4,306)	(515)
Inventories and cost of contracts in progress	(1,845)	207
Prepaid expenses and other assets	(2,798)	(1,191)
Advance billings on customer contracts	(5,118)	5,865
Accounts payable and accrued expenses	(3,128)	(3,436)

Net cash provided by (used in) operating activities	(8,929)	7,719
Cash Flows from Investing Activities:
Purchase of Onyx	(43,250)	—
Purchases of property, plant and equipment	(1,602)	(1,917)
Change in restricted cash	(535)
Proceeds from sale of investment	—	1,750

Net cash used in investing activities	(45,387)	(167)
Cash Flows from Financing Activities:
Short-term bank borrowings, net	14,000	—
Repayment of long-term debt	(70)	(66)
Payment of debt financing costs	(408)	—
Repurchase of stock	(234)	(1,476)
Proceeds from the exercise of stock options	144	50

Net cash provided by (used in) financing activities	13,432	(1,492)

Net increase (decrease) in cash and cash equivalents	(40,884)	6,060
Cash and cash equivalents at beginning of period	46,950	24,550

Cash and cash equivalents at end of period	$6,066	$30,610

Supplemental disclosure of cash flow information:
Cash paid for interest	$258	$176
Cash paid for income taxes	$1,603	$464
Supplemental disclosure of non-cash investing activities:
Accrued acquisition related working capital adjustment	$2,188	$—

See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)

	Six Months Ended December 31, 2012
	Common Stock		Capital In Excess	Retained	Accumulated Other Comprehensive
	Shares	Amount	of Par Value	Earnings	Loss	Total
Balance at June 30, 2012	10,105,759	$12,632	$19,579	$51,995	$(1,718)	$82,488
Issuance of stock	159,433	199	(199)	—	—	—
Forfeiture of restricted stock	(39,811)	(50)	50	—	—	—
Repurchase of stock	(20,564)	(25)	(209)	—	—	(234)
Exercise of stock options	24,304	30	114	—	—	144
Stock-based compensation	—	—	597	—	—	597
Comprehensive income, net of tax	—	—	—	5,354	58	5,412

Balance at December 31, 2012	10,229,121	$12,786	$19,932	$57,349	$(1,660)	$88,407

	Six Months Ended December 31, 2011
	Common Stock		Capital In Excess	Retained	Accumulated Other Comprehensive
	Shares	Amount	of Par Value	Earnings	Loss	Total
Balance at June 30, 2011	10,236,484	$12,796	$20,635	$42,487	$(871)	$75,047
Issuance of stock	160,641	201	(201)	—	—	—
Forfeiture of restricted stock	(13,290)	(17)	17	—	—	—
Repurchase of stock	(188,055)	(235)	(1,241)	—	—	(1,476)
Exercise of stock options	10,000	12	38	—	—	50
Stock-based compensation	—	—	532	—	—	532
Comprehensive income, net of tax	—	—	—	3,451	81	3,532

Balance at December 31, 2011	10,205,780	$12,757	$19,780	$45,938	$(790)	$77,685

See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Business and Basis of Presentation

Sparton Corporation and subsidiaries (the “Company” or “Sparton”) has been in continuous existence since 1900. It was last reorganized in 1919 as an Ohio corporation. The Company is a provider of complex and sophisticated electromechanical devices with capabilities that include concept development, industrial design, design and manufacturing engineering, production, distribution, and field service. The Company serves the Medical, Military & Aerospace and Industrial & Instrumentation markets through three reportable business segments; Medical Device (“Medical”), Complex Systems (“CS”) and Defense & Security Systems (“DSS”). Financial information by segment is presented in Note 13. All of the Company’s facilities are registered to ISO standards, including 9001 or 13485, with most having additional certifications. The Company’s products and services include products for Original Equipment Manufacturers (“OEM”) and Emerging Technology (“ET”) customers that are microprocessor-based systems that include transducers, printed circuit boards and assemblies, sensors, and electromechanical components, as well as development and design engineering services relating to these product sales. Sparton also develops and manufactures sonobuoys, anti-submarine warfare (“ASW”) devices, used by the United States Navy and other free-world countries. Many of the physical and technical attributes in the production of sonobuoys are similar to those required in the production of the Company’s other electrical and electromechanical products and assemblies.

The unaudited condensed financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial information presented herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which includes information and disclosures not presented herein. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications of prior period amounts have been made to conform to the current year presentation. Subsequent events have been evaluated through the date these financial statements were issued. In the opinion of management, the unaudited condensed consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three and six months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year 2013.

(2) Acquisition of Onyx EMS, LLC

On November 15, 2012, the Company completed the acquisition of Onyx EMS, LLC (“Onyx”) in a $43.25 million all-cash transaction, subject to certain post-closing adjustments and financed through the use of Company cash and borrowings under the Company’s new credit facility. At December 31, 2012, the Company has recorded additional consideration of $2.19 million in relation to a post-closing working capital adjustment, which will be settled in the Company’s third fiscal quarter. The transaction includes an approximate $4.3 million escrowed holdback which is available to fund potential seller indemnification obligations in relation to the acquisition agreement.

The acquired business, which is reported in the Company’s Medical segment, provides further expansion regionally into the Minneapolis medical device corridor, diversifying the Company’s customer base through both existing programs and a strong business development pipeline, and increases the number of complex sub-assembly and full device programs within Sparton. Additionally, Onyx brings solid, long-term customer relationships that will utilize Sparton’s expanded list of service offerings such as our low cost country footprint in Vietnam and full engineering design capabilities. Onyx primarily manufactures medical devices for OEM and emerging technology companies, including products for cardiovascular diagnostics, hearing assistance, patient temperature and warming, point-of-care diagnostics, and surgical equipment used in intraosseous medicine. Onyx also produces products such as precision measurement instruments for monitoring air quality and pollution, commercial fire and smoke alarm systems, sensing tools, test fixtures, and complex LED assemblies.

The Company is in the process of obtaining valuations of certain tangible and intangible assets and expects to complete the purchase price allocation in fiscal year 2013 after these valuations are finalized. The following table represents the preliminary allocation of the total consideration to assets acquired and liabilities assumed in the acquisition of Onyx based on Sparton’s preliminary estimate of their respective fair values (in thousands):

Total purchase consideration:
Cash	$43,250
Estimated payable for post-closing working capital adjustment	2,188

Total purchase consideration	$45,438

Assets acquired and liabilities assumed:
Accounts receivable, net	$6,897
Inventory	8,986
Other current assets	403
Property, plant and equipment	14,148
Intangible assets – customer relationships	10,200
Intangible assets – non-compete agreements	200
Goodwill	7,431
Accounts payable	(1,654)
Other current liabilities	(1,173)

Total assets acquired and liabilities assumed	$45,438

Total purchase consideration has been preliminarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their provisionally estimated fair values at the acquisition date. The Onyx acquisition has preliminarily resulted in approximately $7.4 million of goodwill, which is expected to be deductible for tax purposes and which has been assigned entirely to the Company’s Medical segment. The Company believes goodwill primarily relates to the complementary strategic fit, including regional expansion into the Minneapolis medical device corridor, resulting synergies and the acquired workforce that this business brings to existing operations. The provisional fair values of acquired identifiable intangible assets have been determined to be Level 3 under the fair value hierarchy and have been estimated based on future cash flows and customer attrition rates, discounted using an estimated weighted average cost of capital. The customer relationships are being amortized using an accelerated methodology over ten years. The non-compete agreements are being amortized on a straight-line basis over one year as the ratable decline in value over time is most consistent with the contractual nature of these assets.

Included in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2012 are net sales of approximately $6.1 million and loss before benefit from income taxes of approximately $0.6 million resulting from the acquisition of Onyx since November 15, 2012.

The Company incurred legal, professional and other costs related to this acquisition aggregating approximately $0.3 million. These costs were recognized as selling and administrative expenses in the three months ended December 31, 2012.

The following table summarizes, on a pro forma basis, the combined results of operations of the Company and Onyx as though the acquisition had occurred as of July 1, 2011. The pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the acquisition occurred as of July 1, 2011 or of future consolidated operating results (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Net sales	$71,648	$68,038	$133,197	$131,661
Income before provision for (benefit from) income taxes	$4,098	$2,483	$6,250	$4,001
Net income	$4,774	$1,539	$6,164	$2,496
Net income per share – basic	$0.47	$0.15	$0.61	$0.24
Net income per share – diluted	$0.47	$0.15	$0.60	$0.24

Pro forma results presented above reflect: (1) incremental depreciation relating to fair value adjustments to property, plant and equipment; (2) amortization relating to fair value estimates of intangible assets; (3) elimination of Onyx interest expense relating to debt paid off in conjunction with the transaction; and (4) incremental interest expense on assumed indebtedness and amortization of capitalized financing costs incurred in connection with the transaction as though the transaction occurred as of July 1, 2011.

Additionally, acquisition related expenses of approximately $0.3 million recognized as selling and administrative expenses in the three months ended December 31, 2012 are reflected in the pro forma results above as though they were recognized during the three months ended September 30, 2011 and have been removed from the pro forma results for the three months ended December 31, 2012. Similarly, the capitalization of approximately $0.6 million of gross profit recognized as part of the purchase accounting for Onyx, which was fully recognized as additional cost of goods sold in the Company’s fiscal 2013 second quarter statement of income is reflected in the pro forma results above as though it was recognized during the three months ended September 30, 2011 and has been removed from the pro forma results for the three months ended December 31, 2012. The non-cash capitalization of profit as part of the fair value accounting for the acquired inventory of Onyx will not impact margin percentage in future quarters.

Pro forma adjustments described above have been tax effected using Sparton’s effective rate during the respective periods of approximately 36.0% during the three and six months ended December 31, 2011 and 32.0% during the three and six months ended December 31, 2012.

Pro forma results presented above for the three and six months ended December 31, 2011 include significant and unusual write-downs of inventory of approximately $0.3 million and accounts receivable of approximately $0.4 million related to an Onyx customer, which was excluded from the acquisition.

The pre-acquisition results of Onyx included in the pro forma results above include a fee from the former owner of approximately $0.1 million and $0.2 million for the three months ended December 31, 2012 and 2011, respectively, and $0.3 million and $0.4 million for the six months ended December 31, 2012 and 2011, respectively, to cover the compensation of certain management personnel and other services that were performed by the former owner including treasury, cash management, tax, risk and benefit management and in house legal services. The Company estimates that it will incur approximately $0.1 million quarterly in relation to providing these types of services going forward.

(3) Inventories and Cost of Contracts in Progress

The following are the major classifications of inventory, net of interim billings, at December 31, 2012 and June 30, 2012 (in thousands):

	December 31, 2012	June 30, 2012
Raw materials	$39,989	$32,935
Work in process	7,803	6,143
Finished goods	8,948	6,615

Total inventory and cost of contracts in progress, gross	56,740	45,693
Inventory to which the U.S. government has title due to interim billings	(11,373)	(10,591)

Total inventory and cost of contracts in progress, net	$45,367	$35,102

The Company recorded inventory write-downs totaling approximately $0.5 million and $0.3 million for the three months ended December 31, 2012 and 2011, respectively, and $0.5 million and $0.4 million for the six months ended December 31, 2012 and 2011, respectively. These charges are included in cost of goods sold for the periods presented.

(4) Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following at December 31, 2012 and June 30, 2012 (in thousands):

	December 31, 2012	June 30, 2012
Land and land improvements	$1,405	$1,235
Buildings and building improvements	20,663	16,805
Machinery and equipment	25,803	16,082
Construction in progress	4,325	2,324

Total property, plant and equipment	52,196	36,446
Less accumulated depreciation	(23,283)	(22,186)

Total property, plant and equipment, net	$28,913	$14,260

Total property, plant and equipment at December 31, 2012 includes approximately $14.1 million of fixed assets acquired in the Onyx transaction. Included in construction in progress are costs relating to a facility expansion at the Company’s newly acquired Watertown, South Dakota location begun before it was acquired and expected to be completed during the Company’s third quarter of fiscal 2013. Included in construction in progress at June 30, 2012 was approximately $2.0 million related to the implementation of a new enterprise resource planning system put into service during the second quarter of fiscal 2013.

(5) Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of the net assets acquired in conjunction with the Company’s purchases of Astro Instrumentation, LLC (“Astro”) in May 2006, Byers Peak, Incorporated (“Byers Peak”) in March 2011 and Onyx in November 2012. Goodwill related to each of these acquisitions is reflected within the Company’s Medical operating segment. Changes in the carrying value of goodwill for the six months ended December 31, 2012 and year ended June 30, 2012 and the ending composition of goodwill as of December 31, 2012 and June 30, 2012 are as follows (in thousands):

	December 31, 2012	June 30, 2012
Goodwill, beginning of period	$7,472	$7,472
Additions to goodwill during the period	7,431	—

Goodwill, end of period	$14,903	$7,472

	December 31, 2012	June 30, 2012
Acquired Goodwill	$28,056	$20,625
Accumulated impairment	(13,153)	(13,153)

Goodwill	$14,903	$7,472

The addition to goodwill during the six months ended December 31, 2012 represents goodwill created resulting from the acquisition of Onyx.

Intangible assets represent the values assigned to customer relationships acquired in conjunction with the Company’s purchases of Astro, Byers Peak and Onyx as well as the values assigned to non-compete agreements acquired in conjunction with the Company’s purchase of Byers Peak and Onyx. All of the Company’s intangible assets are included within the Medical Segment. The amortization periods, gross carrying amounts, accumulated amortization, accumulated impairments and net carrying values of intangible assets at December 31, 2012 and June 30, 2012 are as follows (in thousands):

	Amortization Period in Months	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Net Carrying Value
	December 31, 2012
Amortized intangible assets:
Non-compete agreements	12-24	$358	$(162)	$—	$196
Customer relationships	120-180	18,100	(2,990)	(3,663)	11,447

		$18,458	$(3,152)	$(3,663)	$11,643

	June 30, 2012
Amortized intangible assets:
Non-compete agreements	24	$158	$(105)	$—	$53
Customer relationships	120-180	7,900	(2,672)	(3,663)	1,565

		$8,058	$(2,777)	$(3,663)	$1,618

Sparton did not incur any significant costs to renew or alter the term of its intangible assets during the six months ended December 31, 2012. Amortization expense for the three months ended December 31, 2012 and 2011 was approximately $0.3 million and $0.1 million, respectively. Amortization expense for the six months ended December 31, 2012 and 2011 was approximately $0.4 million and $0.2 million, respectively. Aggregate amortization expense relative to existing intangible assets for the periods shown is currently estimated to be as follows (in thousands):

Fiscal Year Ending June 30,
2013	$1,571
2014	2,113
2015	1,808
2016	1,586
2017	1,364
Thereafter	3,576

Total	$12,018

(6) Debt

Short-term debt — Short-term debt at December 31, 2012 and June 30, 2012 reflects outstanding borrowings under its credit facilities and the current portion of the Company’s industrial revenue bonds.

On November 15, 2012, the Company replaced its previous revolving line-of-credit facility with a new $65 million credit facility with BMO Harris Bank N.A., consisting of a $35 million revolving line-of-credit facility (the “Revolving Credit”) to support the Company’s working capital needs and other general corporate purposes, and a $30 million acquisition loan commitment (the “Acquisition Facility” and together with the Revolving Credit, the “Credit Facility”) to finance permitted acquisitions, including the acquisition of Onyx.

The Credit Facility expires on November 15, 2017, is secured by substantially all assets of the Company and provides for up to an additional $35 million in uncommitted loans available for additional Revolving Credit loans or Acquisition loans.

Advances under the Acquisition Facility are available until November 15, 2014. Loans under the Acquisition Facility amortize in two tranches, such that loans outstanding on November 15, 2013 begin amortizing in quarterly installments equal to 2.5% of the principal amount outstanding on such date, and advances made after November 15, 2013 and outstanding on November 15, 2014 begin amortizing on the same basis.

Outstanding borrowings under the Credit Facility bear interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six month periods, plus 1.25% to 2.00%, or at the bank’s base rate, as defined, plus 0.25% to 1.00%, based upon the Company’s Total Funded Debt/EBITDA Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the Credit Facility ranging from 0.25% to 0.375%, based on the Company’s Total Funded Debt/EBITDA Ratio, as defined. The effective interest rate on outstanding borrowings under the Credit Facility was 1.71% at December 31, 2012.

As a condition of the Credit Facility, the Company is subject to certain customary covenants, which it was in compliance with at December 31, 2012. The Company had $14.0 million of borrowings drawn against the Credit Facility at December 31, 2012.

At December 31, 2012 the Company had $0.5 million of restricted cash representing cash collateral for certain letters of credit outstanding issued by PNC Bank, National Association totaling $0.5 million. The Company intends to have these letters of credit issued by BMO Harris Bank N.A. under the Credit Facility during the Company’s third quarter of fiscal 2013, eliminating the need for this cash collateral.

Long-term debt — Long-term debt consists of the following at December 31, 2012 and June 30, 2012 (in thousands):

	December 31, 2012	June 30, 2012
Industrial revenue bonds, face value	$1,693	$1,763
Less unamortized purchase discount	(89)	(94)

Total long-term debt	1,604	1,669
Less: current portion	(131)	(131)

Long-term debt, net of current portion	$1,473	$1,538

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

(7) Fair Value Measurements

The Company’s long-term debt instruments, consisting of industrial revenue bonds, are carried at historical cost. As of December 31, 2012 and June 30, 2012, the fair value of the industrial revenue bonds was approximately $2.0 million and $2.1 million, respectively, compared to carrying values of approximately $1.6 million and $1.7 million, respectively. These fair values, which were derived from discounted cash flow analyses based on the terms of the contracts and observable market data, and adjustment for nonperformance risk, are classified as level 3 in the fair value hierarchy. The fair value of accounts receivable, accounts payable and borrowings under the Company’s Credit Facility approximated their carrying values at both December 31, 2012 and June 30, 2012 due to their short-term nature and the fact that the interest rates approximated market rates. In relation to the acquisition of Onyx, the Company estimated the fair value of the assets acquired and liabilities assumed at acquisition date. See Note 2 for a further discussion of these estimated fair values.

(8) Income Taxes

During the three months ended December 31, 2012, the Company recognized a $2.1 million income tax benefit from claiming a worthless stock and bad debt deduction with respect to its investments and advances to its 100% owned Canadian subsidiary, Sparton of Canada, Ltd. Sparton of Canada, Ltd. is the legal entity that held the Company’s Canadian operations until these operations were ceased during fiscal 2009.

Excluding this discrete tax benefit, the Company recognized income tax provisions of approximately $1.1 million and $1.6 million, or approximately 32% of income before provision for income taxes, for each of the three and six months ended December 31, 2012. For the three and six months ended December 31, 2011, the Company recognized income tax provisions of approximately $1.1 million and $1.9 million, or approximately 36% of income before provision for income tax for each period. The Company’s effective income tax rate for the interim periods presented is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the Federal statutory income tax rate primarily due to applicable permanent differences, foreign income taxes and state income taxes. The fiscal 2013 effective rate was favorably impacted in comparison to the rate in the prior year periods by the domestic manufacturing deduction. The use of this deduction in fiscal 2012 was limited due to the use of net operating loss carryovers to offset Federal taxable income during that year.

(9) Defined Benefit Pension Plan

Approximately 400 employees and retirees of the Company are covered by a defined benefit pension plan. Effective April 1, 2009, participation and the accrual of benefits in this pension plan were frozen, at which time all participants became fully vested. The components of net periodic pension expense are as follows for the three months ended December 31, 2012 and 2011 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Service cost	$—	$—	$—	$—
Interest cost	67	97	171	209
Expected return on plan assets	(117)	(170)	(257)	(280)
Amortization of prior service cost	—	—	—	—
Amortization of unrecognized net actuarial loss	81	(38)	92	21

Net pension expense (income)	31	(111)	6	(50)
Pro rata recognition of lump-sum settlements	(25)	32	—	64

Total pension expense (income)	$6	$(79)	$6	$14

The Company’s policy is to fund the plan based upon legal requirements and tax regulations. During each of the six months ended December 31, 2012 and 2011, approximately $0.1 million was contributed to the pension plan, reflective of required funding and discretionary funding to ensure funding levels are in excess of 80%. For further information on future funding projections and other pension disclosures see Part II, Item 8, Note 9 “Employee Retirement Benefit Plans” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

(10) Commitments and Contingencies

Environmental Remediation — Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Although the Company entered into a long-term lease of the Coors Road property that was accounted for as a sale of property during fiscal 2010, it remains responsible for the remediation obligations related to its past operation of this facility. At December 31, 2012, Sparton had accrued approximately $3.4 million as its estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which approximately $0.4 million is classified as a current liability and included on the balance sheet in other accrued expenses. The Company’s minimum cost estimate is based upon existing technology and excludes certain legal costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements.

In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8.4 million incurred from the date of settlement, if any, of which approximately $4.4 million has been expended as of December 31, 2012 toward the $8.4 million threshold. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At December 31, 2012, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded and net of DOE reimbursement, could be up to $2.4 million before income taxes over the next eighteen years.

The Company and its subsidiaries are also involved in certain existing compliance issues with the EPA and various state agencies, including being named as a potentially responsible party at several sites. Potentially responsible parties (“PRP“s) can be held jointly and severally liable for the clean-up costs at any specific site. The Company’s past experience, however, has indicated that when it has contributed relatively small amounts of materials or waste to a specific site relative to other PRPs, its ultimate share of any clean-up costs has been minor. Based upon available information, the Company believes it has contributed only small amounts to those sites in which it is currently viewed as a PRP and that reasonably possible losses related to these compliance issues are immaterial.

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

The Company responded in November 2011 to DCAA review comments received in the first quarter of fiscal 2012 regarding corrective actions to improve the reliability for accumulating costs under government contracts. As a result, DCMA has determined our cost accounting system is currently adequate and the Company remains eligible to receive cost reimbursable contracts from the U.S. Government. While the Company’s corrective actions remain open for further review, the Company remains confident that formal resolution of DCAA cost accounting practices findings will not have a material adverse impact on the Company’s financial results.

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

2010 Plan. Under the 2010 Plan, the Company may grant to employees, officers and directors of the Company or its subsidiaries incentive and non-qualified stock options, stock appreciation rights, restricted stock or restricted stock units, performance awards and other stock-based awards, including grants of shares. Restricted stock awards granted to date to employees under the 2010 Plan vest annually over four years, subject to achievement of certain financial performance metrics in addition to the service requirements. Unrestricted stock awards granted to date under the 2010 Plan represent annual stock grants to directors as a component of their overall compensation. The 2010 Plan has a term of ten years. The total number of shares that may be awarded under the 2010 Plan is 1,000,000 shares of common stock, of which amount, 581,700 shares remain available for awards as of December 31, 2012.

The following table shows stock-based compensation expense by type of share-based award for the three and six months ended December 31, 2012 and 2011 included in the condensed consolidated statements of operations (in thousands):

	For the Three Months Ended		For the Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Fair value expense of stock option awards	$—	$—	$—	$—
Restricted and unrestricted stock	333	356	597	532

Total stock-based compensation	$333	$356	$597	$532

The following table shows the total remaining unrecognized compensation cost related to restricted stock grants and the fair value expense of stock option awards, as well as the weighted average remaining required service period over which such costs will be recognized as of December 31, 2012:

	Total Remaining Unrecognized Compensation Cost	Weighted Average Remaining Required Service Period
	(in thousands)	(in years)
Fair value expense of stock option awards	$—	—
Restricted stock	1,567	2.08

	$1,567	2.08

The following is a summary of options outstanding and exercisable at December 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at June 30, 2012	101,076	$7.72
Granted	—	—
Exercised	(24,304)	5.92
Forfeited	(14,670)	8.06
Expired	—	—

Outstanding and exercisable at December 31, 2012	62,102	$8.34	2.23	$343

The intrinsic value of options exercised during the six months ended December 31, 2012 and 2011 was $0.1 million and less than $0.1 million respectively.

The following is a summary of activity for the six months ended December 31, 2012 related to shares granted under the Company’s long-term incentive plans:

	Shares	Weighted Average Grant Date Fair Value
Restricted shares at June 30, 2012	305,850	$6.44
Granted	146,108	10.90
Vested	(90,175)	6.25
Forfeited	(39,811)	8.05

Restricted shares at December 31, 2012	321,972	$8.31

The total fair value of restricted stock vested in the six months ended December 31, 2012 and 2011 was approximately $1.0 million and $0.6 million, respectively.

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

Earnings per share calculations, including weighted average number of shares of common stock outstanding used in calculating basic and diluted income per share, for the three months ended December 31, 2012 and 2011 are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Net income (in thousands)	$4,401	$1,942	$5,354	$3,451

Weighted average shares outstanding – Basic	10,229,320	10,287,797	10,185,464	10,278,127
Net effect of dilutive stock options	19,104	37,232	21,449	41,148

Weighted average shares outstanding – Diluted	10,248,424	10,325,029	10,206,913	10,319,275

Net income per share:
Basic	$0.43	$0.19	$0.53	$0.34

Diluted	$0.43	$0.19	$0.52	$0.33

For each of the three and six months ended December 31, 2012, 321,972 unvested restricted shares were included in determining both basic and diluted earnings per share. For each of the three and six months ended December 31, 2011, 312,650 unvested restricted shares were included in determining both basic and diluted earnings per share. Potential shares of common stock excluded from diluted income per share computations because their inclusion would be anti-dilutive were 94,001 for each of the three and six months ended December 31, 2011. No potential shares of common stock were excluded from diluted income per share computations for either the three or six months ended December 31, 2012.

(13) Business Segments

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

Medical Device (“Medical”) operations are comprised of contract development, design, production and fulfillment of sophisticated medical and biotech devices and sub-assemblies for industry leaders, emerging technologies companies and start-ups. In manufacturing devices for its customers, this business unit follows specific design and manufacturing processes to assure product reliability and safety in accordance with Food and Drug Administration (“FDA”) guidelines and approvals. This group specializes in technologies, systems and processes required by medical OEM and ET customers primarily in the Diagnostic, Therapeutic, Surgical and Neurological segments of the Medical Device and Biotech market spaces. The segment additionally produces environmental monitoring and industrial systems and controls.

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

Operating results and certain other financial information about the Company’s three reportable segments for the three and six months ended December 31, 2012 and 2011 and as of December 31, 2012 and June 30, 2012 were as follows (in thousands):

	For the Three Months Ended December 31, 2012
	Medical	CS	DSS	Other Unallocated	Eliminations	Total
Sales	$34,804	$14,059	$21,402	$—	$(4,286)	$65,979
Gross profit	$4,344	$1,428	$5,636	$—	$—	$11,408
Operating income (loss)	$1,803	$777	$4,143	$(3,210)	$—	$3,513
Selling and administrative expenses	$2,268	$651	$1,250	$3,206	$—	$7,375
Internal research and development expenses	$—	$—	$243	$—	$—	$243
Depreciation/amortization	$634	$148	$153	$58	$—	$993
Capital expenditures	$335	$20	$132	$57	$—	$544

	For the Three Months Ended December 31, 2011
	Medical	CS	DSS	Other Unallocated	Eliminations	Total
Sales	$28,027	$12,549	$18,476	$—	$(3,682)	$55,370
Gross profit	$3,883	$1,306	$3,547	$—	$—	$8,736
Operating income (loss)	$2,332	$600	$2,404	$(2,417)	$—	$2,919
Selling and administrative expenses	$1,471	$706	$925	$2,433	$—	$5,535
Internal research and development expenses	$—	$—	$218	$—	$—	$218
Restructuring/impairment charges	$(30)	$—	$—	$(29)	$—	$(59)
Depreciation/amortization	$178	$134	$101	$13	$—	$426
Capital expenditures	$214	$62	$532	$378	$—	$1,186

	For the Six Months Ended December 31, 2012
	Medical	CS	DSS	Other Unallocated	Eliminations	Total
Sales	$62,863	$26,406	$34,608	$—	$(8,878)	$114,999
Gross profit	$8,538	$2,524	$7,559	$—	$—	$18,621
Operating income (loss)	$4,425	$1,163	$4,681	$(5,412)	$—	$4,857
Selling and administrative expenses	$3,738	$1,361	$2,330	$5,418	$—	$12,847
Internal research and development expenses	$—	$—	$548	$—	$—	$548
Depreciation/amortization	$807	$291	$297	$77	$—	$1,472
Capital expenditures	$344	$726	$256	$276	$—	$1,602

	For the Six Months Ended December 31, 2011
	Medical	CS	DSS	Other Unallocated	Eliminations	Total
Sales	$55,487	$25,109	$33,763	$—	$(7,156)	$107,203
Gross profit	$7,497	$2,394	$7,189	$—	$—	$17,080
Operating income (loss)	$4,219	$943	$4,645	$(4,499)	$—	$5,308
Selling and administrative expenses	$3,087	$1,451	$1,928	$4,480	$—	$10,946
Internal research and development expenses	$—	$—	$616	$—	$—	$616
Restructuring/impairment charges	$(30)	$—	$—	$(29)	$—	$(59)
Depreciation/amortization	$347	$264	$195	$25	$—	$831
Capital expenditures	$233	$202	$567	$915	$—	$1,917

	As of December 31, 2012
	Medical	CS	DSS	Other Unallocated	Eliminations		Total
Total assets	$97,695	$25,852	$17,220	$20,327	$	—	$161,094

	As of June 30, 2012
	Medical	CS	DSS	Other Unallocated	Eliminations		Total
Total assets	$51,211	$24,590	$10,912	$57,842	$	—	$144,555

(14) New Accounting Standards

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

Medical Segment

Medical operations are comprised of contract development, design, production and fulfillment of sophisticated medical and biotech devices and sub-assemblies for industry leaders, emerging technologies companies and start-ups. In manufacturing devices for its customers, this business unit follows specific design and manufacturing processes to assure product reliability and safety in accordance with Food and Drug Administration (“FDA”) guidelines and approvals. This group specializes in technologies, systems and processes required by medical OEM and ET customers primarily in the Diagnostic, Therapeutic, Surgical and Neurological segments of the Medical Device and Biotech market spaces. The segment additionally produces environmental monitoring and industrial systems and controls.

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

Other risks and uncertainties that may affect our operations, performance, growth forecasts and business results include, but are not limited to, timing and fluctuations in U.S. and/or world economies, sharp volatility of world financial markets over a short period of time, competition in the overall contract manufacturing business, availability of production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, uncertainties associated with the outcome of litigation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation and customer labor and work strikes. Further risk factors are the availability and cost of materials, as well as non-cancelable purchase orders we have committed to in relation to customer forecasts that can be subject to change. A number of events can impact these risks and uncertainties, including potential escalating utility and other related costs due to natural disasters, as well as political uncertainties such as the unrest in Africa and the Middle East. Additional trends, risks and uncertainties include dependence on key personnel, risks surrounding acquisitions, uncertainties surrounding the global economy and U.S. healthcare legislation and the effects of those uncertainties on OEM behavior, including heightened inventory management, product development cycles and outsourcing strategies. Finally, the Sarbanes-Oxley Act, and more recently the Dodd-Frank Act, have required or will require changes in, and formalization of, some of the Company’s corporate governance and compliance practices. The SEC and the New York Stock Exchange have also passed or will pass related rules and regulations requiring additional compliance activities, including those implementing the conflict minerals provisions of the Dodd-Frank Act. Compliance with these rules has increased administrative costs and may increase these costs further in the future. A further discussion of the Company’s risk factors has been included in Part I, Item 1A. Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.

Acquisition

On November 15, 2012, the Company completed the acquisition of Onyx EMS, LLC (“Onyx”) in a $43.25 million all-cash transaction, subject to certain post-closing adjustments and financed through the use of Company cash and borrowings under the Company’s new credit facility. At December 31, 2012, the Company has recorded additional consideration of $2.19 million in relation to a post-closing working capital adjustment, which will be settled in the Company’s third fiscal quarter. The transaction includes an approximate $4.3 million escrowed holdback which is available to fund potential seller indemnification obligations in relation to the acquisition agreement.

The acquired business, which is reported in the Company’s Medical segment, provides further expansion regionally into the Minneapolis medical device corridor, diversifying the Company’s customer base through both existing programs and a strong business development pipeline, and increases the number of complex sub-assembly and full device programs within Sparton. Additionally, Onyx brings solid, long-term customer relationships that will utilize Sparton’s expanded list of service offerings such as our low cost country footprint in Vietnam and full engineering design capabilities. Onyx primarily manufactures medical devices for OEM and emerging technology companies, including products for cardiovascular diagnostics, hearing assistance, patient temperature and warming, point-of-care diagnostics, and surgical equipment used in intraosseous medicine. Onyx also produces products such as precision measurement instruments for monitoring air quality and pollution, commercial fire and smoke alarm systems, sensing tools, test fixtures, and complex LED assemblies.

Total purchase consideration has been preliminarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their provisionally estimated fair values at the acquisition date. The Onyx acquisition has preliminarily resulted in approximately $7.4 million of goodwill, which is expected to be deductible for tax purposes and which has been assigned entirely to the Company’s Medical segment. The Company believes goodwill primarily relates to the complementary strategic fit, including regional expansion into the Minneapolis medical device corridor, resulting synergies and the acquired workforce that this business brings to existing operations. The provisional fair values of acquired identifiable intangible assets have been determined to be Level 3 under the fair value hierarchy and have been estimated based on future cash flows and customer attrition rates, discounted using an estimated weighted average cost of capital. The customer relationships are being amortized using an accelerated methodology over ten years. The non-compete agreements are being amortized on a straight-line basis over one year as the ratable decline in value over time is most consistent with the contractual nature of these assets.

The Company incurred legal, professional and other costs related to this acquisition aggregating approximately $0.3 million. These costs were recognized as selling and administrative expenses in the three months ended December 31, 2012.

The following table summarizes, on a pro forma basis, the results of operations of Onyx as though the acquisition had occurred as of July 1, 2011. The pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the acquisition occurred as of July 1, 2011 or of future operating results (in thousands):

	For the Three Months Ended December 31,				For the Six Months Ended December 31,
	2012			2011	2012			2011
	Pre Acquisition	Post Acquisition	Onyx Pro Forma	Onyx Pro Forma	Pre Acquisition	Post Acquisition	Onyx Pro Forma	Onyx Pro Forma
Net sales	$5,669	$6,115	$11,784	$12,668	$18,198	$6,115	$24,313	$24,458

Gross profit	$665	$867	$1,532	$1,582	$2,920	$867	$3,787	$2,821

Operating income	$(99)	$(1)	$(100)	$(449)	$712	$(1)	$711	$(921)

Depreciation and amortization reflected in the above numbers	$620	$459	$1,079	$1,027	$1,551	$459	$2,010	$2,054

Pro forma results presented above reflect: (1) incremental depreciation relating to fair value adjustments to property, plant and equipment; (2) amortization relating to fair value estimates of intangible assets; and (3) elimination of Onyx interest expense relating to debt paid off in conjunction with the transaction as though the transaction occurred as of July 1, 2011.

Additionally, the capitalization of approximately $0.6 million of gross profit recognized as part of the purchase accounting for Onyx, which was fully recognized as additional cost of goods sold in the Company’s fiscal 2013 second quarter statement of income is reflected in the pro forma results above as though it was recognized during the three months ended September 30, 2011 and has been removed from the pro forma results for the three months ended December 31, 2012. The non-cash capitalization of profit as part of the fair value accounting for the acquired inventory of Onyx will not impact margin percentage in future quarters.

Pro forma adjustments described above have been tax effected using Sparton’s effective rate during the respective periods of approximately 36.0% during the three and six months ended December 31, 2011 and 32.0% during the three and six months ended December 31, 2012.

Pro forma results presented above for the three and six months ended December 31, 2011 include significant and unusual write-downs of inventory of approximately $0.3 million and accounts receivable of approximately $0.4 million related to an Onyx customer, which was excluded from the acquisition.

The pre-acquisition results of Onyx included in the pro forma results above include a fee from the former owner of approximately $0.1 million and $0.2 million for the three months ended December 31, 2012 and 2011, respectively, and $0.3 million and $0.4 million for the six months ended December 31, 2012 and 2011, respectively, to cover the compensation of certain management personnel and other services that were performed by the former owner including treasury, cash management, tax, risk and benefit management and in house legal services. The Company estimates that it will incur approximately $0.1 million quarterly in relation to providing these types of services going forward.

Consolidated Results of Operations

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report.

Summary

The major elements affecting net income for the three and six months ended December 31, 2012 as compared to the three and six months ended December 31, 2011 were as follows (in millions):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
Net income fiscal 2012		$1.9		$3.5
Increased gross profit from acquired Medical business	$0.3		$0.3
Increased gross profit on legacy Medical programs	0.2		0.7
Increased gross profit on CS programs	0.1		0.1
Increased gross profit on DSS programs	2.1		0.4
Increased selling and administrative expenses from acquired Medical business	(0.7)		(0.7)
Increased selling and administrative expenses from legacy business	(1.1)		(1.2)
Decreased internal research and development expenses	—		0.1
Amortization of intangible assets	(0.2)		(0.2)
Interest expense	—		0.1
Income taxes	2.1		2.4
Other	(0.3)		(0.1)

Net change		2.5		1.9

Net income fiscal 2013		$4.4		$5.4

To date, fiscal 2013 was impacted by:

•	Incremental gross profit on Medical programs acquired from Onyx.

•

Increased gross profit on legacy Medical programs due mainly to certain favorable product mix, partially offset by decreased capacity utilization at the Strongsville, Ohio facility in the second quarter.

•	Slightly increased gross profit on CS programs due to increased sales.

•

Increased gross profit on DSS programs in the second quarter due to increased sonobuoy sales to foreign governments partially offset by decreased sales to the U.S. Navy. Increased gross profit on DSS programs in the first six months due to increased sales to the U.S. Navy and increased digital compass sales, partially offset by decreased sonobuoy sales to foreign governments.

•	Increased selling and administrative expenses related to the Company’s new Watertown, South Dakota facility.

•

Increased selling and administrative expenses reflecting professional and travel expenses relating to the pursuit of acquisitions, costs related to the Company’s overall transformation of its finance organization and increased business development costs.

•	Reduced internal research and development expenses of approximately $0.1 million in the six months ended December 31, 2012 compared to the fiscal 2012 period.

•	Fiscal 2013 amortization of customer relationships and non-compete agreements acquired with Onyx.

•

Decreased interest expense of approximately $0.1 million in the six months ended December 31, 2012, reflecting decreased amortization of financing fees in the current year period, partially offset by second quarter fiscal 2013 expense under the Company’s new credit facility.

•

Fiscal 2013 second quarter recognition of tax benefit relating to Canadian worthless stock and bad deduction. Additionally, first quarter effective income tax rate of 32% compared to an effective income tax rate of 36% in the comparative prior year quarter, reflecting an increased domestic manufacturing deduction. The use of this deduction in fiscal 2012 was limited due to the use of net operating loss carryovers to offset Federal taxable income during that year.

Presented below are more detailed comparative data and discussions regarding our consolidated results of operations for the three and six months ended December 31, 2012 compared to the three and six months ended December 31, 2011. Results of operations for any period less than one year are not necessarily indicative of results of operations that may be expected for a full year.

For the Three Months Ended December 31, 2012 compared to the Three Months Ended December 31, 2011

The following table presents selected consolidated statement of operations data for the three months ended December 31, 2012 and 2011 (in thousands):

	2012		2011
	Total	% of Sales	Total	% of Sales
Net sales	$65,979	100.0%	$55,370	100.0%
Cost of goods sold	54,571	82.7	46,634	84.2

Gross profit	11,408	17.3	8,736	15.8
Selling and administrative expenses	7,375	11.2	5,535	10.0
Internal research and development expenses	243	0.4	218	0.4
Restructuring/impairment charges	—	—	(59)	(0.1)
Other operating expense, net	277	0.4	123	0.2

Operating income	3,513	5.3	2,919	5.3
Total other income (expense), net	(91)	(0.1)	92	0.1

Income before provision for (benefit from) income taxes	3,422	5.2	3,011	5.4
Provision for (benefit from) income taxes	(979)	(1.5)	1,069	1.9

Net income	$4,401	6.7%	$1,942	3.5%

The following table presents net sales for the three months ended December 31, 2012 and 2011 (in thousands):

	2012		2011
SEGMENT	Total	% of Total	Total	% of Total	% Change
Medical	$34,804	52.8%	$28,027	50.6%	24.2%
CS	14,059	21.3	12,549	22.7	12.0
DSS	21,402	32.4	18,476	33.4	15.8
Eliminations	(4,286)	(6.5)	(3,682)	(6.7)	16.4

Totals	$65,979	100.0%	$55,370	100.0%	19.2

The following table presents gross profit and gross profit as a percent of net sales for the three months ended December 31, 2012 and 2011 (in thousands):

	2012		2011
SEGMENT	Total	GP%	Total	GP%
Medical	$4,344	12.5%	$3,883	13.9%
CS	1,428	10.2	1,306	10.4
DSS	5,636	26.3	3,547	19.2

Totals	$11,408	17.3	$8,736	15.8

The following table presents operating income and operating income as a percent of net sales for the three months ended December 31, 2012 and 2011 (in thousands):

	2012		2011
SEGMENT	Total	% of Sales	Total	% of Sales
Medical	$1,803	5.2%	$2,332	8.3%
CS	777	5.5	600	4.8
DSS	4,143	19.4	2,404	13.0
Other unallocated	(3,210)	—	(2,417)	—

Totals	$3,513	5.3	$2,919	5.3

Medical

Medical sales in the three months ended December 31, 2012 include $6.1 million of additional sales from the acquisition of Onyx. Excluding these fiscal year 2013 incremental sales, legacy Medical sales increased approximately $0.7 million in the three months ended December 31, 2012 as compared with the prior year quarter. Reflected within the increase is $5.9 million of increased sales to this business unit’s largest customer due to expanded demand for its programs and additional refurbishment service revenue which began in the second half of fiscal 2012. Additionally reflected is $0.9 million of increased sales to another customer to meet increased demand for its product in both the U.S. and Japan. Partially offsetting these increases were decreased sales to three customers totaling $5.4 million. Decreased sales to one customer reflect the dual sourcing of certain of its programs with the Company during fiscal 2012. Decreased sales to the remaining two customers reflect these customers’ disengagements during fiscal 2012. Several other customers in the aggregate accounted for the remaining sales variance. Medical sales are dependent on a small number of key strategic customers. Fenwal Blood Technologies contributed 21% and 14% of consolidated company net sales during the three months ended December 31, 2012 and 2011, respectively. Medical backlog was approximately $67.4 million at December 31, 2012. Commercial orders, in general, may be rescheduled or cancelled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the December 31, 2012 Medical backlog is currently expected to be realized in the next 12 months.

Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and costs associated with new program introduction. The gross profit percentage on Medical sales decreased to 12.5% from 13.9% for the three months ended December 31, 2012 and 2011, respectively. This decrease in margin percentage on Medical sales reflects the impact of a non-cash capitalization of profit as part of the fair value accounting for the acquired inventory of Onyx, partially offset by certain favorable product mix between the two periods. The capitalization of gross profit recognized as part of the purchase accounting for Onyx was fully recognized as additional cost of goods sold in the Company’s second quarter statement of income and will not impact margin percentage in future quarters.

Selling and administrative expenses relating to the Medical segment were $2.3 million and $1.5 million for the three months ended December 31, 2012 and 2011, respectively. The current year quarter includes $0.7 million of incremental expenses related to the Company’s recent acquisition.

Amortization of intangible assets was $0.3 million and $0.1 million for the three months ended December 31, 2012 and 2011, respectively. The increase relates to amortization of customer relationships and non-compete agreements acquired as part of the Onyx transaction.

Complex Systems

Excluding an increase in intercompany sales of $0.6 million, CS sales to external customers for the three months ended December 31, 2012 increased $0.9 million as compared with the same quarter last year, due primarily to increased sales to two customers, partially offset by lower sales to three customers, reflecting relative demand for each of these customers’ products. CS intercompany sales result primarily from the production of circuit boards that are then utilized in DSS product sales. These intercompany sales are eliminated in consolidation. CS backlog was approximately $35.1 million at December 31, 2012. Commercial orders, in general, may be rescheduled or cancelled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the December 31, 2012 CS backlog is currently expected to be realized in the next 12 months.

The gross profit percentage on CS sales remained relatively consistent at 10.2% for the three months ended December 31, 2012 compared to 10.4% for the three months ended December 31, 2011.

Selling and administrative expenses relating to the CS segment were $0.7 million for each of the three months ended December 31, 2012 and 2011, respectively.

Defense and Security Systems

DSS sales increased approximately $2.9 million in the three months ended December 31, 2012 as compared with the same quarter last year, reflecting increased sonobuoy sales to foreign governments, partially offset by decreased U.S. Navy sonobuoy production and engineering sales in the current year quarter. The second quarter fiscal 2013 includes approximately $3.5 million of revenue from the U.S. Navy acceptance under waiver of the two sonobuoy lots that failed at the Navy test range in the final weeks of September 2012. The testing was conducted under suboptimal environmental conditions, which were outside of the product’s design specifications. Total sales to the U.S. Navy in the three months ended December 31, 2012 and 2011 was approximately $11.6 million and $13.1 million, or 18% and 24%, respectively, of consolidated Company net sales for those periods. Sonobuoy sales to foreign governments were $9.6 million and $5.2 million in the three months ended December 31, 2012 and 2011, respectively. DSS backlog was approximately $109.0 million at December 31, 2012. A majority of the December 31, 2012 DSS backlog is currently expected to be realized within the next 12 to 16 months.

The gross profit percentage on DSS sales increased to 26.3% for the three months ended December 31, 2012 compared to 19.2% for the three months ended December 31, 2011. Gross profit percentage was favorably affected in the current year quarter by a significant increase in foreign sonobuoy sales and favorable product mix on U.S. Navy sales as compared to the prior year quarter.

Selling and administrative expenses relating to the DSS segment were $1.2 million and $0.9 million for the three months ended December 31, 2012 and 2011, respectively, primarily reflecting increased business development efforts in the current fiscal quarter.

Internal research and development expenses reflect costs incurred for the internal development of technologies for use in navigation and oil and gas exploration. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment. The Company incurred $0.2 million of internally funded research and development expenses in each of the three months ended December 31, 2012 and 2011, respectively.

Other Unallocated

Total corporate selling and administrative expenses were $5.0 million and $4.2 million for the three months ended December 31, 2012 and 2011, respectively, with the increase primarily reflecting professional and travel expenses relating to the pursuit of acquisitions and costs related to the Company’s overall transformation of its finance organization. Of these costs, $1.8 million was allocated to segment operations in each of these periods. Allocations of corporate selling and administrative expenses are based on the nature of the service provided and can fluctuate from period to period.

Interest expense consists of interest and fees on our outstanding debt and revolving credit facility, including amortization of financing costs. Interest expense was $0.2 million for each of the three months ended December 31, 2012 and 2011, respectively. Fiscal 2013 was favorably impacted by the July 2012 completion of amortization of financing fees paid relating to the Company’s prior revolving credit facility and the July 2012 reduction of unused line fees under that credit facility. Offsetting these favorable items was borrowings under the Company’s new credit facility in fiscal 2013. See Note 6, Debt, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of debt.

The Company is responsible for income taxes within each jurisdiction in which it operates. During the three months ended December 31, 2012, the Company recognized a $2.1 million income tax benefit from claiming a worthless stock and bad debt deduction with respect to its investments and advances to its 100% owned Canadian subsidiary, Sparton of Canada, Ltd. Excluding this discrete tax benefit, the Company recorded income tax expense of approximately $1.1 million, or an effective rate of 32% for the three months ended December 31, 2012 compared to an income tax expense of approximately $1.1 million, or an effective rate of approximately 36%, for the three months ended December 31, 2011. The fiscal 2013 effective rate was favorably impacted in comparison to the rate in the prior year quarter by the domestic manufacturing deduction. The use of this deduction in fiscal 2012 was limited due to the use of net operating loss carryovers to offset Federal taxable income during that year. See Note 8, Income Taxes, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of income taxes.

Due to the factors described above, the Company reported net income of $4.4 million ($0.43 per share, basic and diluted) for the three months ended December 31, 2012, compared to net income of $1.9 million ($0.19 per share, basic and diluted) for the corresponding period last year.

For the Six Months Ended December 31, 2012 compared to the Six Months Ended December 31, 2011

The following table presents selected consolidated statement of operations data for the six months ended December 31, 2012 and 2011 (in thousands):

	2012		2011
	Total	% of Sales	Total	% of Sales
Net sales	$114,999	100.0%	$107,203	100.0%
Cost of goods sold	96,378	83.8	90,123	84.1

Gross profit	18,621	16.2	17,080	15.9
Selling and administrative expenses	12,847	11.2	10,946	10.2
Internal research and development expenses	548	0.5	616	0.6
Restructuring/impairment charges	—	—	(59)	(0.1)
Other operating expense, net	369	0.3	269	0.2

Operating income	4,857	4.2	5,308	5.0
Total other income (expense), net	(34)	(0.0)	61	0.0

Income before provision for (benefit from) income taxes	4,823	4.2	5,369	5.0
Provision for (benefit from) income taxes	(531)	(0.5)	1,918	1.8

Net income	$5,354	4.7%	$3,451	3.2%

The following table presents net sales for the six months ended December 31, 2012 and 2011 (in thousands):

	2012		2011
SEGMENT	Total	% of Total	Total	% of Total	% Change
Medical	$62,863	54.7%	$55,487	51.8%	13.3%
CS	26,406	22.9	25,109	23.4	5.2
DSS	34,608	30.1	33,763	31.5	2.5
Eliminations	(8,878)	(7.7)	(7,156)	(6.7)	24.1

Totals	$114,999	100%	$107,203	100.0%	7.3

The following table presents gross profit and gross profit as a percent of net sales for the six months ended December 31, 2012 and 2011 (in thousands):

	2012		2011
SEGMENT	Total	GP%	Total	GP%
Medical	$8,538	13.6%	$7,497	13.5%
CS	2,524	9.6	2,394	9.5
DSS	7,559	21.8	7,189	21.3

Totals	$18,621	16.2	$17,080	15.9

The following table presents operating income (loss) and operating income (loss) as a percent of net sales for the six months ended December 31, 2012 and 2011 (in thousands):

	2012		2011
SEGMENT	Total	% of Sales	Total	% of Sales
Medical	$4,425	7.0%	$4,219	7.6%
CS	1,163	4.4	943	3.8
DSS	4,681	13.5	4,645	13.8
Other unallocated	(5,412)	—	(4,499)	—

Totals	$4,857	4.2	$5,308	5.0

Medical

Medical sales in the six months ended December 31, 2012 include $6.1 million of additional sales from the acquisition of Onyx. Excluding these fiscal year 2013 incremental sales, legacy Medical sales increased approximately $1.3 million in the six months ended December 31, 2012 as compared with the prior year period. Reflected within the increase is $9.1 million of increased sales to this business unit’s largest customer due to expanded demand for its programs and additional refurbishment service revenue which began in the second half of fiscal 2012. Additionally reflected is $2.2 million of increased sales to another customer to meet increased demand for its product in both the U.S. and Japan. Partially offsetting these increases were decreased sales to three customers totaling $9.4 million. Decreased sales to one customer reflect the dual sourcing of certain of its programs with the Company during fiscal 2012. Decreased sales to the remaining two customers reflect these customers’ disengagements during fiscal 2012. Several other customers in the aggregate accounted for the remaining sales variance. Medical sales are dependent on a small number of key strategic customers. Fenwal Blood Technologies contributed 21% and 15% of consolidated company net sales during the six months ended December 31, 2012 and 2011, respectively.

The gross profit percentage on Medical sales remained relatively consistent at 13.6% and 13.5% for the six months ended December 31, 2012 and 2011, respectively. This margin percentage on Medical sales comparison reflects certain favorable product mix between the two periods, partially offset by the impact of a non-cash capitalization of profit as part of the fair value accounting for the acquired inventory of Onyx. The capitalization of gross profit recognized as part of the purchase accounting for Onyx was fully recognized as additional cost of goods sold in the Company’s second quarter statement of income and will not impact margin percentage in future quarters.

Selling and administrative expenses relating to the Medical segment were $3.7 million and $3.1 million for the six months ended December 31, 2012 and 2011, respectively. The current year period includes $0.7 million of incremental expenses related to the Company’s recent acquisition. The prior year period includes $0.1 million of costs relating to changes in operational leadership in fiscal 2012.

Amortization of intangible assets was $0.4 million and $0.2 million for the six months ended December 31, 2012, respectively. The increase relates to amortization of customer relationships and non-compete agreements acquired as part of the Onyx transaction.

Complex Systems

Excluding an increase in intercompany sales of $1.7 million, CS sales to external customers for the six months ended December 31, 2012 decreased $0.4 million as compared with the same period last year, due primarily to decreased sales to three customers, offset by increased sales to two customers, reflecting relative demand for each of these customers’ products. CS intercompany sales result primarily from the production of circuit boards that are then utilized in DSS product sales. These intercompany sales are eliminated in consolidation.

The gross profit percentage on CS sales remained relatively consistent at 9.6% for the six months ended December 31, 2012 compared to 9.5% for the six months ended December 31, 2011.

Selling and administrative expenses relating to the CS segment remained relatively consistent at $1.4 million and $1.5 million for the six months ended December 31, 2012 and 2011, respectively.

Defense and Security Systems

DSS sales increased approximately $0.8 million in the six months ended December 31, 2012 as compared with the same period last year, reflecting increased U.S. Navy sonobuoy production and increased digital compass sales, partially offset by decreased sonobuoy sales to foreign governments in the current year period. Total sales to the U.S. Navy in the six months ended December 31, 2012 and 2011 was approximately $23.8 million and $19.0 million, or 21% and 18%, respectively, of consolidated Company net sales for those periods. Sonobuoy sales to foreign governments were $9.7 million and $14.5 million in the six months ended December 31, 2012 and 2011, respectively.

The gross profit percentage on DSS sales increased to 21.8% for the six months ended December 31, 2012 compared to 21.3% for the six months ended December 31, 2011. The period over period comparison primarily reflects favorable U.S. Navy product mix, the positive impact from increased digital compass sales, partially offset by decreased foreign sonobuoy sales in the current year period.

Selling and administrative expenses relating to the DSS segment were $2.3 million and $1.9 million for the six months ended December 31, 2012 and 2011, respectively, primarily reflecting increased business development efforts in the current fiscal period.

Internal research and development expenses reflect costs incurred for the internal development of technologies for use in navigation and oil and gas exploration. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment. The Company incurred $0.5 million and $0.6 million of internally funded research and development expenses in the six months ended December 31, 2012 and 2011, respectively.

Other Unallocated

Total corporate selling and administrative expenses were $9.1 million and $8.0 million for the six months ended December 31, 2012 and 2011, respectively, with the increase primarily reflecting professional and travel expenses relating to the pursuit of acquisitions and costs related to the Company’s overall transformation of its finance organization. Of these costs, $3.7 million and $3.5 million was allocated to segment operations in each of these periods. Allocations of corporate selling and administrative expenses are based on the nature of the service provided and can fluctuate from period to period.

Interest expense consists of interest and fees on our outstanding debt and revolving credit facility, including amortization of financing costs. Interest expense was $0.3 million for each of the six months ended December 31, 2012 and 2011, respectively. Fiscal 2013 was favorably impacted by the July 2012 completion of amortization of financing fees paid relating to the Company’s prior revolving credit facility and the July 2012 reduction of unused line fees under that credit facility. Partially offsetting these favorable items were borrowings under the Company’s new credit facility in fiscal 2013. See Note 6, Debt, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of debt.

The Company is responsible for income taxes within each jurisdiction in which it operates. During the six months ended December 31, 2012, the Company recognized a $2.1 million income tax benefit from claiming a worthless stock and bad debt deduction with respect to its investments and advances to its 100% owned Canadian subsidiary, Sparton of Canada, Ltd. Excluding this discrete tax benefit, the Company recorded income tax expense of approximately $1.6 million, or an effective rate of 32% for the six months ended December 31, 2012 compared to an income tax expense of approximately $1.9 million, or an effective rate of approximately 36%, for the six months ended December 31, 2011. The fiscal 2013 effective rate was favorably impacted in comparison to the rate in the prior year quarter by the domestic manufacturing deduction. The use of this deduction in fiscal 2012 was limited due to the use of net operating loss carryovers to offset Federal taxable income during that year. See Note 8, Income Taxes, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of income taxes.

Due to the factors described above, the Company reported net income of $5.4 million ($0.53 per share, basic and $0.52 per share, diluted) for the six months ended December 31, 2012, compared to net income of $3.5 million ($0.34 per share, basic and $0.33 per share, diluted) for the corresponding period last year.

Liquidity and Capital Resources

On November 15, 2012, the Company replaced its previous revolving line-of-credit facility with a new $65 million credit facility with BMO Harris Bank N.A., consisting of a $35 million revolving line-of-credit facility (the “Revolving Credit”) to support the Company’s working capital needs and other general corporate purposes, and a $30 million acquisition loan commitment (the “Acquisition Facility” and together with the Revolving Credit, the “Credit Facility”) to finance permitted acquisitions, including the acquisition of Onyx. The Credit Facility expires on November 15, 2017, is secured by substantially all assets of the Company and provides for up to an additional $35 million in uncommitted loans available for additional Revolving Credit loans or Acquisition loans. As a condition of the Credit Facility, the Company is subject to certain customary covenants, which it was in compliance with at December 31, 2012. The Company had $14.0 million of borrowings drawn against the Credit Facility at December 31, 2012. The Company also has approximately $1.6 million of industrial revenue bonds outstanding at December 31, 2012. See Note 6, Debt, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of the Company’s debt.

Certain of the Company’s DSS contracts allow for billings to occur when certain milestones under the applicable program are reached, independent of the amount shipped by Sparton as of such date. These advance billings reduce the amount of cash that would otherwise be required during the performance of these contracts. As of December 31, 2012 and June 30, 2012, $20.7 million and $25.8 million, respectively, of billings in excess of costs were received.

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

Operating activities used $8.9 million and provided $7.7 million of net cash flows in six months ended December 31, 2012 and 2011, respectively. Excluding changes in working capital, operating activities provided $8.3 million and $6.8 million in the first six months of fiscal 2013 and 2012, respectively, reflecting the Company’s relative operating performance during those periods. Working capital used $17.2 million and provided $0.9 million of net cash flows in the six months ended December 31, 2012 and 2011, respectively. Working capital related cash flows in the first six months of fiscal 2013 primarily reflect increased accounts receivable, inventory and other assets, reduced accounts payable and accrued expenses and funding of production related to U.S. Navy contracts during the year in excess of advance billings received, partially offset by decreased accounts receivable. Working capital related cash flows in the first six months of fiscal 2012 primarily reflect the collection of advance billings related to U.S. Navy contracts during the quarter in excess of the funding of production under those contracts, partially offset by increased accounts receivable, increased prepaid expenses and other assets and reduced accounts payable and accrued liabilities.

Cash flows used in investing activities in six months ended December 31, 2012 and 2011 totaled $45.4 million and $0.2 million, respectively. The six months ended December 31, 2012 reflect the $43.25 million acquisition of Onyx. The acquisition, which is subject to certain post-closing adjustments, was funded through the use of Company cash and borrowings under the Company’s new credit facility. The Company has recognized an additional $2.19 million as additional accrued consideration on its balance sheet, which is expected to be settled with the seller during the Company’s fiscal 2013 third quarter. The six months ended December 31, 2012 reflects the utilization of $0.5 million as cash collateral for certain letters of credit outstanding issued by PNC Bank, National Association. The Company intends to have these letters of credit issued by BMO Harris Bank N.A. under the Credit Facility during the Company’s third quarter of fiscal 2013, eliminating the need for this cash collateral. The six months ended December 31, 2011 reflects the Company’s sale of its investment in Cybernet Systems Corporation for approximately $1.8 million. Capital expenditures for the six months ended December 31, 2012 and 2011 were approximately $1.6 million and $1.9 million, respectively. Included in capital expenditures for these periods $0.1 million and $0.8 million, respectively, related to the implementation of a new enterprise resource planning system put into service in the Company’s fiscal 2013 second quarter.

Financing activities provided $13.4 million and used $1.5 million in the six months ended December 31, 2012 and 2011, respectively. The six months ended December 31, 2012 reflect $14.0 million of net borrowing under the Company’s new credit facility, the payment of $0.4 million of financing fees and the use of cash of $0.2 million to satisfy income tax withholding requirements in relation to the vesting of executives’ restricted stock in exchange for the surrender of a portion of the vesting shares. Each of the six months ended December 31, 2012 and 2011 also reflect repayments on the Company’s outstanding industrial revenue bonds with the state of Ohio of less than $0.1 million and receipts of approximately $0.1 million from the exercise of stock options.

Commitments and Contingencies

Environmental Remediation

Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Although the Company entered into a long-term lease of the Coors Road property that was accounted for as a sale of property during fiscal 2010, it remains responsible for the remediation obligations related to its past operation of this facility. At December 31, 2012, Sparton had accrued approximately $3.4 million as its estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which approximately $0.4 million is classified as a current liability and included on the balance sheet in other accrued expenses. The Company’s minimum cost estimate is based upon existing technology and excludes certain legal costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements.

In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8.4 million incurred from the date of settlement, if any, of which approximately $4.4 million has been expended as of December 31, 2012 toward the $8.4 million threshold. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At December 31, 2012, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded and net of DOE reimbursement, could be up to $2.4 million before income taxes over the next eighteen years.

The Company and its subsidiaries are also involved in certain existing compliance issues with the EPA and various state agencies, including being named as a potentially responsible party at several sites. Potentially responsible parties (“PRP“s) can be held jointly and severally liable for the clean-up costs at any specific site. The Company’s past experience, however, has indicated that when it has contributed relatively small amounts of materials or waste to a specific site relative to other PRPs, its ultimate share of any clean-up costs has been minor. Based upon available information, the Company believes it has contributed only small amounts to those sites in which it is currently viewed as a PRP and that reasonably possible losses related to these compliance issues are immaterial.

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

The Company responded in November 2011 to DCAA review comments received in the first quarter of fiscal 2012 regarding corrective actions to improve the reliability for accumulating costs under government contracts. As a result, DCMA has determined our cost accounting system is currently adequate and the Company remains eligible to receive cost reimbursable contracts from the U.S. Government. While the Company’s corrective actions remain open for further review, the Company remains confident that formal resolution of DCAA cost accounting practices findings will not have a material adverse impact on the Company’s financial results.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Information regarding the Company’s long-term debt obligations, environmental liability payments, operating lease payments, and other commitments is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. As of June 30, 2012, there were $27.3 million of non-cancelable purchase orders outstanding, $1.8 million of debt and a liability related to advance billings on customer contracts of $25.8 million. As of December 31, 2012, the non-cancelable purchase orders outstanding has increased to $38.0 million, debt increased to $15.7 million (as discussed below) and the liability related to advanced billings has decreased to $20.7 million. Other than as noted above, there have been no material changes in the nature or amount of the Company’s contractual obligations since June 30, 2012.

On November 15, 2012, the Company entered into a new revolving credit agreement, under which $14.0 million was borrowed at December 31, 2012. See Note 6, Debt, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a discussion of this new debt facility.

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

New Accounting Pronouncements

See Note 14, New Accounting Standards, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements.

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

The Company’s revolving credit line, when drawn upon, is subject to future interest rate fluctuations which could potentially have a negative impact on cash flows of the Company. The Company had $14.0 million outstanding under its credit facility at December 31, 2012. A prospective increase of 100 basis points in the interest rate applicable to the Company’s outstanding borrowings under its credit facility would result in an increase of approximately $0.1 million in our annual interest expense. The Company is not party to any currency exchange or interest rate protection agreements as of December 31, 2012.

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

There have been no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 6. Exhibits.

Exhibit Number	Description

3.1	Second Amended Articles of Incorporation of the Registrant, incorporated herein by reference from the Registrant’s Proxy Statement on Form DEF 14A filed with the SEC on September 21, 2010.

3.2	Amended and Restated Code of Regulations of the Registrant, incorporated herein by reference from the Registrant’s Proxy Statement on Form DEF 14A filed with the SEC on September 21, 2010.

3.3	Amendment to Amended and Restated Code of Regulations of the Registrant, incorporated herein by reference from exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2012.

10.1	Unit Purchase Agreement dated November 2, 2012, between Everett Smith Group, Ltd. and Sparton Onyx, LLC, incorporated herein by reference from the Registrant’s Form 8-K filed with the SEC on November 7, 2012.

10.2	Credit Agreement dated November 15, 2012, entered into between B.M.O. Harris Bank, N.A., and the Borrowers, incorporated herein by reference from the Registrant’s Form 8-K filed with the SEC on November 19, 2012.

10.3†	Employment Agreement between the Registrant and Mark Schlei, incorporated herein by reference from the Registrant’s Form 8-K filed with the SEC on November 13, 2012.

31.1*	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates management contract or compensatory arrangement.
*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sparton Corporation

Date: February 5, 2013	By:	/s/ CARY B. WOOD
Cary B. Wood
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 5, 2013	By:	/s/ MARK SCHLEI
Mark Schlei
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)