Form 10-Q
period 2013-03-31
SPARTON CORP
filed 2013-05-07
CIK 92679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, there were 10,223,874 shares of common stock, $1.25 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SPARTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in thousands, except per share amounts)

	March 31, 2013	June 30, 2012 (a)
Assets
Current Assets:
Cash and cash equivalents	$4,358	$46,950
Restricted cash	535	—
Accounts receivable, net of allowance for doubtful accounts of $236 and $146, respectively	38,366	29,618
Inventories and cost of contracts in progress, net	46,928	35,102
Deferred income taxes	2,020	2,020
Prepaid expenses and other current assets	3,784	2,054

Total current assets	95,991	115,744
Property, plant and equipment, net	28,835	14,260
Goodwill	14,903	7,472
Other intangible assets, net	11,034	1,618
Deferred income taxes — non-current	4,802	5,136
Other non-current assets	707	325

Total assets	$156,272	$144,555

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$134	$131
Accounts payable	20,280	17,152
Accrued salaries and wages	7,051	5,855
Accrued health benefits	1,567	1,210
Performance based payments on customer contracts	12,270	25,836
Other accrued expenses	6,536	6,213

Total current liabilities	47,838	56,397
Pension liability — non-current portion	891	990
Long-term debt — non-current portion	14,438	1,538
Environmental remediation — non-current portion	2,896	3,142

Total liabilities	66,063	62,067
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, no par value; 200,000 shares authorized, none issued	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 10,222,050 and 10,105,759 shares issued and outstanding, respectively	12,778	12,632
Capital in excess of par value	20,229	19,579
Retained earnings	58,832	51,995
Accumulated other comprehensive loss	(1,630)	(1,718)

Total shareholders’ equity	90,209	82,488

Total liabilities and shareholders’ equity	$156,272	$144,555

(a)	Derived from the Company’s audited financial statements as of June 30, 2012.

See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Net sales	$63,880	$55,048	$178,879	$162,251
Cost of goods sold	53,838	45,887	150,216	136,010

Gross profit	10,042	9,161	28,663	26,241
Operating Expense:
Selling and administrative expenses	6,803	5,509	19,650	16,455
Internal research and development expenses	341	347	889	963
Amortization of intangible assets	609	109	984	330
Restructuring/impairment charges	—	—	—	(59)
Other operating expenses	22	26	16	74

Total operating expense, net	7,775	5,991	21,539	17,763

Operating income	2,267	3,170	7,124	8,478
Other income (expense)
Interest expense	(136)	(175)	(390)	(522)
Interest income	48	25	99	73
Gain on sale of investment	—	—	—	127
Other, net	106	113	275	346

Total other income (expense), net	18	(37)	(16)	24

Income before provision for income taxes	2,285	3,133	7,108	8,502
Provision for income taxes	802	1,128	271	3,046

Net income	$1,483	$2,005	$6,837	$5,456

Income per share of common stock:
Basic	$0.15	$0.20	$0.67	$0.53

Diluted	$0.14	$0.20	$0.67	$0.53

Weighted average shares of common stock outstanding:
Basic	10,225,012	10,055,459	10,198,454	10,204,444

Diluted	10,250,700	10,095,705	10,225,191	10,241,614

See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(Dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Net income	$1,483	$2,005	$6,837	$5,456
Other comprehensive income – Change in unrecognized pension costs, net of tax	30	27	88	108

Comprehensive income	$1,513	$2,032	$6,925	$5,564

SPARTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

	For the Nine Months Ended
	March 31, 2013	March 31, 2012
Cash Flows from Operating Activities:
Net income	$6,837	$5,456
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,036	1,272
Deferred income tax expense	284	3,042
Pension expense	9	21
Stock-based compensation expense	862	738
Gross profit effect of capitalized profit in inventory from acquisition	566	—
Gain on sale of investment	—	(127)
Other	66	260
Changes in operating assets and liabilities:
Accounts receivable	(1,359)	(8,073)
Inventories and cost of contracts in progress	(3,405)	(500)
Prepaid expenses and other assets	(1,597)	(1,156)
Performance based payments on customer contracts	(13,566)	6,600
Accounts payable and accrued expenses	1,960	(1,097)

Net cash provided by (used in) operating activities	(6,307)	6,436
Cash Flows from Investing Activities:
Purchase of Onyx	(45,438)	—
Purchases of property, plant and equipment	(2,971)	(3,383)
Change in restricted cash	(535)	—
Proceeds from sale of property, plant and equipment	275	275
Proceeds from sale of investment	—	1,750

Net cash used in investing activities	(48,669)	(1,358)
Cash Flows from Financing Activities:
Borrowings of long-term debt	22,400	—
Repayment of long-term debt	(9,505)	(101)
Payment of debt financing costs	(445)	—
Repurchase of stock	(234)	(2,997)
Proceeds from the exercise of stock options	168	152

Net cash provided by (used in) financing activities	12,384	(2,946)

Net increase (decrease) in cash and cash equivalents	(42,592)	2,132
Cash and cash equivalents at beginning of period	46,950	24,550

Cash and cash equivalents at end of period	$4,358	$26,682

Supplemental disclosure of cash flow information:
Cash paid for interest	$368	$264
Cash paid for income taxes	$1,337	$481

See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)

	Nine Months Ended March 31, 2013
	Common Stock		Capital In Excess	Retained	Accumulated Other Comprehensive
	Shares	Amount	of Par Value	Earnings	Loss	Total
Balance at June 30, 2012	10,105,759	$12,632	$19,579	$51,995	$(1,718)	$82,488
Issuance of stock	159,433	199	(199)	—	—	—
Forfeiture of restricted stock	(50,530)	(63)	63	—	—	—
Repurchase of stock	(20,564)	(25)	(209)	—	—	(234)
Exercise of stock options	27,952	35	133	—	—	168
Stock-based compensation	—	—	862	—	—	862
Comprehensive income, net of tax	—	—	—	6,837	88	6,925

Balance at March 31, 2013	10,222,050	$12,778	$20,229	$58,832	$(1,630)	$90,209

	Nine Months Ended March 31, 2012
	Common Stock		Capital In Excess	Retained	Accumulated Other Comprehensive
	Shares	Amount	of Par Value	Earnings	Loss	Total
Balance at June 30, 2011	10,236,484	$12,796	$20,635	$42,487	$(871)	$75,047
Issuance of stock	160,641	201	(201)	—	—	—
Forfeiture of restricted stock	(13,290)	(17)	17	—	—	—
Repurchase of stock	(368,068)	(460)	(2,537)	—	—	(2,997)
Exercise of stock options	22,241	28	124	—	—	152
Stock-based compensation	—	—	738	—	—	738
Comprehensive income, net of tax	—	—	—	5,456	108	5,564

Balance at March 31, 2012	10,038,008	$12,548	$18,776	$47,943	$(763)	$78,504

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

The unaudited condensed financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial information presented herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which includes information and disclosures not presented herein. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications of prior period amounts have been made to conform to the current year presentation. Subsequent events have been evaluated through the date these financial statements were issued. In the opinion of management, the unaudited condensed consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three and nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year 2013.

(2) Acquisition of Onyx EMS, LLC

On November 15, 2012, the Company completed the acquisition of Onyx EMS, LLC (“Onyx”) in a $43.25 million all-cash transaction, subject to certain post-closing adjustments, which was financed through the use of Company cash and borrowings under the Company’s new credit facility. Additional consideration of $2.19 million was paid in relation to a post-closing working capital adjustment, which was settled in the Company’s fiscal 2013 third quarter. The transaction includes an approximate $4.3 million escrowed holdback which is available to fund potential seller indemnification obligations in relation to the acquisition agreement.

The acquired business, which is reported in the Company’s Medical segment, provides further expansion regionally into the Minneapolis medical device corridor, diversifying the Company’s customer base through both existing programs and a strong business development pipeline, and increases the number of complex sub-assembly and full device programs within Sparton. Additionally, Onyx brings long-term customers which can utilize Sparton’s expanded list of service offerings such as our low cost country footprint in Vietnam and full engineering design capabilities. Onyx primarily manufactures medical devices for OEM and emerging technology companies, including products for cardiovascular diagnostics, hearing assistance, patient temperature and warming, point-of-care diagnostics, and surgical equipment used in intraosseous medicine. Onyx also produces products such as precision measurement instruments for monitoring air quality and pollution, commercial fire and smoke alarm systems, sensing tools, test fixtures, and complex LED assemblies.

The Company is in the process of obtaining valuations of certain tangible assets and expects to complete the purchase price allocation in fiscal year 2013 after these valuations are finalized. The following table represents the preliminary allocation of the total consideration to assets acquired and liabilities assumed in the acquisition of Onyx based on Sparton’s preliminary estimate of their respective fair values (in thousands):

Total purchase consideration:
Cash	$43,250
Additional cash consideration for post-closing working capital adjustment	2,188

Total purchase consideration	$45,438

Assets acquired and liabilities assumed:
Accounts receivable, net	$7,189
Inventory	8,986
Other current assets	603
Property, plant and equipment	13,656
Intangible assets – customer relationships	10,200
Intangible assets – non-compete agreements	200
Goodwill	7,431
Accounts payable	(1,654)
Other current liabilities	(1,173)

Total assets acquired and liabilities assumed	$45,438

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

Included in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2013 are net sales of approximately $12.0 million and $18.1 million, respectively, and income (loss) before provision (benefit) for income taxes of approximately $0.1 million and $(0.5) million, respectively, resulting from the acquisition of Onyx since November 15, 2012. Included in these pre-tax results are depreciation and amortization for the three and nine months ended March 31, 2013 of approximately $1.0 million and $1.5 million, respectively.

The Company incurred legal, professional and other costs related to this acquisition aggregating approximately $0.3 million. These costs were recognized as selling and administrative expenses in the nine months ended March 31, 2013.

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

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Net sales	$63,880	$68,900	$197,077	$200,561
Income before provision for income taxes	$2,331	$3,237	$8,581	$7,238
Net income	$1,512	$2,051	$7,676	$4,547
Net income per share – basic	$0.15	$0.20	$0.75	$0.45
Net income per share – diluted	$0.15	$0.20	$0.75	$0.44

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

Additionally, acquisition related expenses of approximately $0.3 million recognized as selling and administrative expenses in the nine months ended March 31, 2013 are reflected in the pro forma results above as though they were recognized during the three months ended September 30, 2011 and have been removed from the pro forma results for the nine months ended March 31, 2013. Similarly, the capitalization of approximately $0.6 million of gross profit recognized as part of the purchase accounting for Onyx, which was fully recognized as additional cost of goods sold in the Company’s fiscal 2013 second quarter statement of income is reflected in the pro forma results above as though it was recognized during the three months ended September 30, 2011 and has been removed from the pro forma results for the nine months ended March 31, 2013. The non-cash capitalization of profit as part of the fair value accounting for the acquired inventory of Onyx will not impact margin percentage in future quarters.

Pro forma adjustments described above have been tax effected using Sparton’s effective rate during the respective periods of approximately 36.0% during the three and nine months ended March 31, 2012 and 33%, respectively, during the three and nine months ended March 31, 2013.

Pro forma results presented above for the nine months ended March 31, 2012 include significant and unusual write-downs of inventory of approximately $0.3 million and accounts receivable of approximately $0.4 million related to an Onyx customer, which was excluded from the acquisition.

The pre-acquisition results of Onyx included in the pro forma results above include a fee from the former owner of approximately $0.2 million for the three months ended March 31, 2012, and $0.3 million and $0.6 million for the nine months ended March 31, 2013 and 2012, respectively, to cover the compensation of certain management personnel and other services that were performed by the former owner including treasury, cash management, tax, risk and benefit management and in house legal services. The Company estimates that it will incur approximately $0.1 million quarterly in relation to providing these types of services going forward.

(3) Inventories and Cost of Contracts in Progress

The following are the major classifications of inventory, net of interim billings, at March 31, 2013 and June 30, 2012 (in thousands):

	March 31, 2013	June 30, 2012
Raw materials	$43,216	$32,935
Work in process	10,535	6,143
Finished goods	12,715	6,615

Total inventory and cost of contracts in progress, gross	66,466	45,693
Inventory to which the U.S. government has title due to interim billings	(19,538)	(10,591)

Total inventory and cost of contracts in progress, net	$46,928	$35,102

The Company recorded inventory write-downs totaling approximately $0.1 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively, and $0.6 million and $0.5 million for the nine months ended March 31, 2013 and 2012, respectively. These charges are included in cost of goods sold for the periods presented.

(4) Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following at March 31, 2013 and June 30, 2012 (in thousands):

	March 31, 2013	June 30, 2012
Land and land improvements	$1,405	$1,235
Buildings and building improvements	24,890	16,805
Machinery and equipment	26,206	16,082
Construction in progress	572	2,324

Total property, plant and equipment	53,073	36,446
Less accumulated depreciation	(24,238)	(22,186)

Total property, plant and equipment, net	$28,835	$14,260

Total property, plant and equipment at March 31, 2013 includes approximately $13.7 million of fixed assets acquired in the Onyx transaction. Included in construction in progress at June 30, 2012 was approximately $2.0 million related to the implementation of a new enterprise resource planning system put into service during the second quarter of fiscal 2013.

(5) Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of the net assets acquired in conjunction with the Company’s purchases of Astro Instrumentation, LLC (“Astro”) in May 2006, Byers Peak, Incorporated (“Byers Peak”) in March 2011 and Onyx in November 2012. Goodwill related to each of these acquisitions is reflected within the Company’s Medical operating segment. Changes in the carrying value of goodwill for the nine months ended March 31, 2013 and year ended June 30, 2012 and the ending composition of goodwill as of March 31, 2013 and June 30, 2012 are as follows (in thousands):

	March 31, 2013	June 30, 2012
Goodwill, beginning of period	$7,472	$7,472
Additions to goodwill during the period	7,431	—

Goodwill, end of period	$14,903	$7,472

	March 31, 2013	June 30, 2012
Acquired Goodwill	$28,056	$20,625
Accumulated impairment	(13,153)	(13,153)

Goodwill	$14,903	$7,472

The addition to goodwill during the nine months ended March 31, 2013 represents goodwill created resulting from the acquisition of Onyx.

Intangible assets represent the values assigned to customer relationships acquired in conjunction with the Company’s purchases of Astro, Byers Peak and Onyx as well as the values assigned to non-compete agreements acquired in conjunction with the Company’s purchase of Byers Peak and Onyx. All of the Company’s intangible assets are included within the Medical Segment. The amortization periods, gross carrying amounts, accumulated amortization, accumulated impairments and net carrying values of intangible assets at March 31, 2013 and June 30, 2012 are as follows (in thousands):

	Amortization Period in Months	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Net Carrying Value
	March 31, 2013
Amortized intangible assets:
Non-compete agreements	12-24	$358	$(225)	$—	$133
Customer relationships	120-180	18,100	(3,536)	(3,663)	10,901

		$18,458	$(3,761)	$(3,663)	$11,034

	June 30, 2012
Amortized intangible assets:
Non-compete agreements	24	$158	$(105)	$—	$53
Customer relationships	120-180	7,900	(2,672)	(3,663)	1,565

		$8,058	$(2,777)	$(3,663)	$1,618

Sparton did not incur any significant costs to renew or alter the term of its intangible assets during the nine months ended March 31, 2013. Amortization expense for the three months ended March 31, 2013 and 2012 was approximately $0.6 million and $0.1 million, respectively. Amortization expense for the nine months ended March 31, 2013 and 2012 was approximately $1.0 million and $0.3 million, respectively. Aggregate amortization expense relative to existing intangible assets for the periods shown is currently estimated to be as follows (in thousands):

Fiscal Year Ending June 30,
2013	$1,571
2014	2,113
2015	1,808
2016	1,586
2017	1,364
Thereafter	3,576

Total	$12,018

(6) Debt

Debt consists of the following at March 31, 2013 and June 30, 2012 (in thousands):

	March 31, 2013	June 30, 2012
Industrial revenue bonds, face value	$1,658	$1,763
Less unamortized purchase discount	(86)	(94)

Industrial revenue bonds, carrying value	1,572	1,669
Borrowings under revolving credit facilities	13,000	—

Total long-term debt	14,572	1,669
Less: current portion	(134)	(131)

Long-term debt, net of current portion	$14,438	$1,538

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

Short-term debt at March 31, 2013 and June 30, 2012 reflects the current portion of the Company’s industrial revenue bonds.

Revolving Credit Facility

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

Outstanding borrowings under the Credit Facility bear interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six month periods, plus 1.25% to 2.00%, or at the bank’s base rate, as defined, plus 0.25% to 1.00%, based upon the Company’s Total Funded Debt/EBITDA Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the Credit Facility ranging from 0.25% to 0.375%, based on the Company’s Total Funded Debt/EBITDA Ratio, as defined. The effective interest rate on outstanding borrowings under the Credit Facility was 1.45% at March 31, 2013.

As a condition of the Credit Facility, the Company is subject to certain customary covenants, which it was in compliance with at March 31, 2013. The Company had $13.0 million of borrowings drawn against the Credit Facility at March 31, 2013.

At December 31, 2012 the Company had $0.5 million of restricted cash representing cash collateral for certain letters of credit outstanding issued by PNC Bank, National Association totaling $0.5 million. The Company intends to have these letters of credit issued by BMO Harris Bank N.A. under the Credit Facility during the Company’s fourth quarter of fiscal 2013, eliminating the need for this cash collateral.

(7) Fair Value Measurements

The Company’s long-term debt instruments, consisting of industrial revenue bonds, are carried at historical cost. As of March 31, 2013 and June 30, 2012, the fair value of the industrial revenue bonds was approximately $2.0 million and $2.1 million, respectively, compared to carrying values of approximately $1.6 million and $1.7 million, respectively. These fair values, which were derived from discounted cash flow analyses based on the terms of the contracts and observable market data, and adjustment for nonperformance risk, are classified as Level 3 in the fair value hierarchy. The fair value of accounts receivable, accounts payable and borrowings under the Company’s Credit Facility approximated their carrying values at both March 31, 2013 and June 30, 2012 due to their short-term nature and the fact that the interest rates approximated market rates. In relation to the acquisition of Onyx, the Company estimated the fair value of the assets acquired and liabilities assumed at acquisition date. See Note 2 for a further discussion of these estimated fair values.

(8) Income Taxes

During the nine months ended March 31, 2013, the Company recognized a $2.1 million income tax benefit for a worthless stock and bad debt deduction with respect to its investments and advances to its 100% owned Canadian subsidiary, Sparton of Canada, Ltd. Sparton of Canada, Ltd. is the legal entity that held the Company’s Canadian operations until these operations were ceased during fiscal 2009.

Excluding this discrete tax benefit recorded in the Company’s fiscal second quarter, the Company recognized income tax provisions of approximately $0.8 million and $2.4 million, or approximately 35% and 33% of income before provision for income taxes, for the three and nine months ended March 31, 2013. For the three and nine months ended March 31, 2012, the Company recognized income tax provisions of approximately $1.1 million and $3.0 million, or approximately 36% of income before provision for income tax for each period. The Company’s effective income tax rate for the interim periods presented is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the Federal statutory income tax rate primarily due to applicable permanent differences, foreign income taxes and state income taxes. The fiscal 2013 effective rates were favorably impacted in comparison to the rate in the prior year periods by the domestic manufacturing deduction. The Company’s ability to use this deduction in fiscal 2012 was more limited due to the greater use of net operating loss carryovers to offset Federal taxable income during that year.

(9) Defined Benefit Pension Plan

Approximately 400 employees and retirees of the Company are covered by a defined benefit pension plan. Effective April 1, 2009, participation and the accrual of benefits in this pension plan were frozen, at which time all participants became fully vested. The components of net periodic pension expense are as follows for the three and nine months ended March 31, 2013 and 2012 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Service cost	$—	$—	$—	$—
Interest cost	86	104	257	313
Expected return on plan assets	(128)	(140)	(385)	(420)
Amortization of prior service cost	—	—	—	—
Amortization of unrecognized net actuarial loss	45	11	137	32

Net pension expense (income)	3	(25)	9	(75)
Pro rata recognition of lump-sum settlements	—	32	—	96

Total pension expense	$3	$7	$9	$21

The Company’s policy is to fund the plan based upon legal requirements and tax regulations. During the three and nine months ended March 31, 2013, approximately $0.1 million and $0.2 million, respectively, were contributed to the pension plan, reflective of required funding and discretionary funding to ensure funding levels are in excess of 80%. During the three and nine months ended March 31, 2012, approximately $0.1 million and $0.2 million was contributed. For further information on future funding projections and other pension disclosures see Part II, Item 8, Note 9 “Employee Retirement Benefit Plans” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

The following table presents the pension related classifications from accumulated other comprehensive income to the statements of income for the three and nine months ended March 31, 2013 and 2012 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Amortization of unrecognized net actuarial loss	$45	$11	$137	$32
Pro rata recognition of lump-sum settlements	—	32	—	96

Change in unrecognized pension costs	45	43	137	128
Provision for income taxes	15	16	49	20

Change in unrecognized pension costs, net of tax	$30	$27	$88	$108

(10) Commitments and Contingencies

Environmental Remediation — Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Although the Company entered into a long-term lease of the Coors Road property that was accounted for as a sale of property during fiscal 2010, it remains responsible for the remediation obligations related to its past operation of this facility. At March 31, 2013, Sparton had accrued approximately $3.3 million as its estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which approximately $0.4 million is classified as a current liability and included on the balance sheet in other accrued expenses. The Company’s minimum cost estimate is based upon existing technology and excludes certain legal costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements.

In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8.4 million incurred from the date of settlement, if any, of which approximately $4.5 million has been expended as of March 31, 2013 toward the $8.4 million threshold. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At March 31, 2013, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded and net of DOE reimbursement, could be up to $2.4 million before income taxes over the next eighteen years.

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

The Company implemented a new enterprise resource planning system in November, 2012 and currently remains eligible to receive cost reimbursable contracts from the U.S. Government. The DCAA recently completed an extensive audit of the cost accounting system and, while the opinion has not formally been issued to date, the Company remains confident that the costs accumulated under U.S. Government contracts are considered current, accurate and complete.

Other — In addition to the foregoing, from time to time, the Company is involved in various legal proceedings relating to claims arising in the ordinary course of business. The Company is not currently a party to any other such legal proceedings, the adverse outcome of which, individually or in the aggregate, is expected to have a material adverse effect on our business, financial condition or results of operations.

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

2010 Plan. Under the 2010 Plan, the Company may grant to employees, officers and directors of the Company or its subsidiaries incentive and non-qualified stock options, stock appreciation rights, restricted stock or restricted stock units, performance awards and other stock-based awards, including grants of shares. Restricted stock awards granted to date to employees under the 2010 Plan vest annually over four years, subject to achievement of certain financial performance metrics in addition to the service requirements. Unrestricted stock awards granted to date under the 2010 Plan represent annual stock grants to directors as a component of their overall compensation. The 2010 Plan has a term of ten years. The total number of shares that may be awarded under the 2010 Plan is 1,000,000 shares of common stock, of which amount, 592,419 shares remain available for awards as of March 31, 2013.

The following table shows stock-based compensation expense by type of share-based award for the three and nine months ended March 31, 2013 and 2012 included in the condensed consolidated statements of operations (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Fair value expense of stock option awards	$—	$—	$—	$—
Restricted and unrestricted stock	265	206	862	738

Total stock-based compensation	$265	$206	$862	$738

The following table shows the total remaining unrecognized compensation cost related to restricted stock grants and the fair value expense of stock option awards, as well as the weighted average remaining required service period over which such costs will be recognized as of March 31, 2013:

	Total Remaining Unrecognized Compensation Cost	Weighted Average Remaining Required Service Period
	(in thousands)	(in years)
Fair value expense of stock option awards	$—	—
Restricted stock	1,301	1.97

	$1,301	1.97

The following is a summary of options outstanding and exercisable at March 31, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at June 30, 2012	101,076	$7.72
Granted	—	—
Exercised	(27,952)	6.00
Forfeited	(14,670)	8.06
Expired	—	—

Outstanding and exercisable at March 31, 2013	58,454	$8.46	2.10	$289

The intrinsic value of options exercised during the nine months ended March 31, 2013 and 2012 was $0.2 million and less than $0.1 million respectively.

The following is a summary of activity for the nine months ended March 31, 2013 related to shares granted under the Company’s long-term incentive plans:

	Shares	Weighted Average Grant Date Fair Value
Restricted shares at June 30, 2012	305,850	$6.44
Granted	146,108	10.90
Vested	(90,175)	6.25
Forfeited	(50,530)	7.96

Restricted shares at March 31, 2013	311,253	$8.34

The total fair value of restricted stock vested in the nine months ended March 31, 2013 and 2012 was approximately $1.0 million and $0.6 million, respectively.

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

Earnings per share calculations, including weighted average number of shares of common stock outstanding used in calculating basic and diluted income per share, for the three and nine months ended March 31, 2013 and 2012 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Net income (in thousands)	$1,483	$2,005	$6,837	$5,456
Weighted average shares outstanding – Basic	10,225,012	10,055,459	10,198,454	10,204,444
Net effect of dilutive stock options	25,688	40,246	26,737	37,170

Weighted average shares outstanding – Diluted	10,250,700	10,095,705	10,225,191	10,241,614

Net income per share:
Basic	$0.15	$0.20	$0.67	$0.53

Diluted	$0.14	$0.20	$0.67	$0.53

For each of the three and nine months ended March 31, 2013, 311,253 unvested restricted shares were included in determining both basic and diluted earnings per share. For each of the three and nine months ended March 31, 2012, 312,650 unvested restricted shares were included in determining both basic and diluted earnings per share. Potential shares of common stock excluded from diluted income per share computations because their inclusion would be anti-dilutive were 71,951 for the nine months ended March 31, 2012. No potential shares of common stock were excluded from diluted income per share computations for the three months ended March 31, 2012, the three months ended March 31, 2013 or the nine months ended March 31, 2013.

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

The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company’s resources on a segment basis. Net sales are attributed to the segment in which the product is manufactured or service is performed. A segment’s performance is evaluated based upon its operating income (loss). A segment’s operating income (loss) includes its gross profit on sales less its selling and administrative expenses, including allocations of certain corporate operating expenses. Certain corporate operating expenses are allocated to segment results based on the nature of the service provided. Other corporate operating expenses, including certain administrative, financial and human resource activities as well as items such as interest expense, interest income, other income (expense) and income tax expense (benefit), are not allocated to operations and are excluded from segment profit. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments. Inter-segment transactions are generally accounted for at amounts that approximate arm’s length transactions. Identifiable assets by segments are those assets that are used in each segment’s operations. The accounting policies for each of the segments are the same as for the Company taken as a whole.

Medical Device (“Medical”) operations are comprised of contract development, design, production and fulfillment of sophisticated medical and biotech devices and sub-assemblies for industry leaders, emerging technologies companies and start-ups. In manufacturing devices for its customers, this business unit follows specific design and manufacturing processes to assure product reliability and safety in accordance with Food and Drug Administration (“FDA”) guidelines and approvals. This group specializes in technologies, systems and processes required by medical OEM and ET customers primarily in the Diagnostic, Therapeutic, Surgical and Neurological segments of the Medical Device and Biotech market spaces. The segment also has environmental monitoring and industrial systems and controls customers.

Complex Systems (“CS”) operations provides complex electronics systems to multiple industries, offering end-to-end development and manufacturing solutions focused on high expectations of quality and delivery performance through an international footprint. As a vertically integrated business unit, this segment assists its customers with seamless development of circuit card and sub-assemblies for integration into electro-mechanical solutions. By focusing on maximizing efficiency and cost containment at the various steps in the design, engineering, and manufacturing processes, Complex Systems acts as an intelligent source and ideal partner for development firms and OEMs. This business unit is a supplier for low to medium volume/high complexity commercial and military aerospace applications, telecommunications, energy, and industrial controls. Its current portfolio of applications includes: flight controls, cockpit displays, fuel system controls, secure communications, early warning detection, diagnostics systems, security systems, detection systems, lighting, satellite communications, audio, nuclear detection, inventory control, and defense.

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

Operating results and certain other financial information about the Company’s three reportable segments for the three and nine months ended March 31, 2013 and 2012 and as of March 31, 2013 and June 30, 2012 were as follows (in thousands):

	For the Three Months Ended March 31, 2013
	Medical	CS	DSS	Other Unallocated	Eliminations	Total
Sales	$39,139	$16,482	$12,918	$—	$(4,659)	$63,880
Gross profit	$5,339	$1,890	$2,813	$—	$—	$10,042
Operating income (loss)	$2,483	$1,203	$1,268	$(2,687)	$—	$2,267
Selling and administrative expenses	$2,247	$687	$1,204	$2,665	$—	$6,803
Internal research and development expenses	$—	$—	$341	$—	$—	$341
Depreciation/amortization	$1,182	$148	$157	$77	$—	$1,564
Capital expenditures	$783	$468	$118	$—	$—	$1,369

	For the Three Months Ended March 31, 2012
	Medical	CS	DSS	Other Unallocated	Eliminations	Total
Sales	$27,046	$12,812	$19,363	$—	$(4,173)	$55,048
Gross profit	$3,593	$933	$4,635	$—	$—	$9,161
Operating income (loss)	$2,035	$244	$3,336	$(2,445)	$—	$3,170
Selling and administrative expenses	$1,449	$689	$952	$2,419	$—	$5,509
Internal research and development expenses	$—	$—	$347	$—	$—	$347
Depreciation/amortization	$178	$130	$108	$25	$—	$441
Capital expenditures	$47	$571	$538	$310	$—	$1,466

	For the Nine Months Ended March 31, 2013
	Medical	CS	DSS	Other Unallocated	Eliminations	Total
Sales	$102,002	$42,888	$47,526	$—	$(13,537)	$178,879
Gross profit	$13,877	$4,414	$10,372	$—	$—	$28,663
Operating income (loss)	$6,908	$2,366	$5,949	$(8,099)	$—	$7,124
Selling and administrative expenses	$5,985	$2,048	$3,534	$8,083	$—	$19,650
Internal research and development expenses	$—	$—	$889	$—	$—	$889
Depreciation/amortization	$1,989	$439	$454	$154	$—	$3,036
Capital expenditures	$1,127	$1,194	$374	$276	$—	$2,971

	For the Nine Months Ended March 31, 2012
	Medical	CS	DSS	Other Unallocated	Eliminations	Total
Sales	$82,533	$37,921	$53,126	$—	$(11,329)	$162,251
Gross profit	$11,090	$3,327	$11,824	$—	$—	$26,241
Operating income (loss)	$6,254	$1,187	$7,981	$(6,944)	$—	$8,478
Selling and administrative expenses	$4,536	$2,140	$2,880	$6,899	$—	$16,455
Internal research and development expenses	$—	$—	$963	$—	$—	$963
Restructuring/impairment charges	$(30)	$—	$—	$(29)	$—	$(59)
Depreciation/amortization	$525	$394	$303	$50	$—	$1,272
Capital expenditures	$280	$773	$1,105	$1,225	$—	$3,383

	As of March 31, 2013
	Medical	CS	DSS	Other Unallocated	Eliminations	Total
Total assets	$98,097	$30,268	$10,471	$17,436	$—	$156,272

	As of June 30, 2012
	Medical	CS	DSS	Other Unallocated	Eliminations	Total
Total assets	$51,211	$24,590	$10,912	$57,842	$—	$144,555

(14) New Accounting Standards

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”), which requires that comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard no longer allowed companies to present components of other comprehensive income only in the statement of equity. The standard also required entities to disclose on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”, which deferred the ASU No. 2011-05 requirement that entities disclose on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings. These standards were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income either on the face of the statement of income or as a footnote disclosure and to identify, for those amounts that are required under GAAP to be reclassified to net income in their entirety in the same reporting period, each line item affected by the reclassification. This standard was effective for reporting periods beginning after December 15, 2012. The adoption of the above guidance did not have a significant impact on the Company’s consolidated financial statements other than the prescribed change in presentation.

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

(15) Subsequent Event

On May 1, 2013, the Company’s Board of Directors approved a repurchase by the Company of up to $3.0 million of shares of its common stock over a twelve month period. The Company has been authorized to purchase shares from time to time in open market, block transactions and privately negotiated transactions at prices deemed appropriate by management, depending on market conditions, applicable laws and other factors. The stock repurchase program does not require the Company to repurchase any specific number of shares and can be modified, extended or terminated by the Board of Directors at any time.

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

The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company’s resources on a segment basis. Net sales are attributed to the segment in which the product is manufactured or service is performed. A segment’s performance is evaluated based upon its operating income (loss). A segment’s operating income (loss) includes its gross profit on sales less its selling and administrative expenses, including allocations of certain corporate operating expenses. Certain corporate operating expenses are allocated to segment results based on the nature of the service provided. Other corporate operating expenses, including certain administrative, financial and human resource activities as well as items such as interest expense, interest income, other income (expense) and income tax expense (benefit), are not allocated to operations and are excluded from segment profit. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments. Inter-segment transactions are generally accounted for at amounts that approximate arm’s length transactions. Identifiable assets by segments are those assets that are used in each segment’s operations. The accounting policies for each of the segments are the same as for the Company taken as a whole.

Medical Segment

Medical operations are comprised of contract development, design, production and fulfillment of sophisticated medical and biotech devices and sub-assemblies for industry leaders, emerging technologies companies and start-ups. In manufacturing devices for its customers, this business unit follows specific design and manufacturing processes to assure product reliability and safety in accordance with Food and Drug Administration (“FDA”) guidelines and approvals. This group specializes in technologies, systems and processes required by medical OEM and ET customers primarily in the Diagnostic, Therapeutic, Surgical and Neurological segments of the Medical Device and Biotech market spaces. The segment also has environmental monitoring and industrial systems and controls customers.

Complex Systems Segment

Complex Systems operations provides complex electronics systems to multiple industries, offering end-to-end development and manufacturing solutions focused on high expectations of quality and delivery performance through an international footprint. As a vertically integrated business unit, this segment assists its customers with seamless development of circuit card and sub-assemblies for integration into electro-mechanical solutions. By focusing on maximizing efficiency and cost containment at the various steps in the design, engineering, and manufacturing processes, Complex Systems acts as an intelligent source and ideal partner for development firms and OEMs. This business unit is a supplier for low to medium volume/high complexity commercial and military aerospace applications, telecommunications, energy, and industrial controls. Its current portfolio of applications includes: flight controls, cockpit displays, fuel system controls, secure communications, early warning detection, diagnostics systems, security systems, detection systems, lighting, satellite communications, audio, nuclear detection, inventory control, and defense.

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

Other risks and uncertainties that may affect our operations, performance, growth forecasts and business results include, but are not limited to, timing and fluctuations in U.S. and/or world economies, sharp volatility of world financial markets over a short period of time, competition in the overall contract manufacturing business, availability of production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, uncertainties associated with the outcome of litigation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation and customer labor and work strikes. Further risk factors are the availability and cost of materials, as well as non-cancelable purchase orders we have committed to in relation to customer forecasts that can be subject to change. A number of events can impact these risks and uncertainties, including potential escalating utility and other related costs due to natural disasters, as well as political uncertainties such as the unrest in Africa and the Middle East. Additional trends, risks and uncertainties include dependence on key personnel, risks surrounding acquisitions, uncertainties surrounding the global economy, U.S. healthcare legislation and U.S. budget sequestration and the effects of those uncertainties on OEM behavior, including heightened inventory management, product development cycles and outsourcing strategies. Finally, the Sarbanes-Oxley Act, and more recently the Dodd-Frank Act, have required or will require changes in, and formalization of, some of the Company’s corporate governance and compliance practices. The SEC and the New York Stock Exchange have also passed or will pass related rules and regulations requiring additional compliance activities, including those implementing the conflict minerals provisions of the Dodd-Frank Act. Compliance with these rules has increased administrative costs and may increase these costs further in the future. A further discussion of the Company’s risk factors has been included in Part I, Item 1A. Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.

Acquisition

On November 15, 2012, the Company completed the acquisition of Onyx EMS, LLC (“Onyx”) in a $43.25 million all-cash transaction, subject to certain post-closing adjustments, which was financed through the use of Company cash and borrowings under the Company’s new credit facility. Additional consideration of $2.19 million was paid in relation to a post-closing working capital adjustment, which was settled in the Company’s fiscal 2013 third quarter. The transaction includes an approximate $4.3 million escrowed holdback which is available to fund potential seller indemnification obligations in relation to the acquisition agreement.

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

Included in the Company’s Condensed Consolidated Statements of Operations and the results for the Company’s Medical segment for the three and nine months ended March 31, 2013 are net sales of approximately $12.0 million and $18.1 million, respectively, gross profit of approximately $1.6 million and $1.9 million, respectively, and operating income (loss) of approximately $0.1 million and $(0.5) million, respectively, resulting from the acquisition of Onyx since November 15, 2012. Included in these results for the nine months ended March 31, 2013 is recognition as additional cost of goods sold of gross profit capitalized as part of the purchase accounting for Onyx. Also included in these results are depreciation and amortization for the three and nine months ended March 31, 2013 of approximately $1.0 million and $1.5 million, respectively. While these results have been below the Company’s initial expectations for this acquisition, the Company continues to remain confident that this business will deliver sales and operating results over the next twelve months in-line with the Company’s acquisition financial modeling.

The Company incurred legal, professional and other costs related to this acquisition aggregating approximately $0.3 million. These costs were recognized as selling and administrative expenses in the nine months ended March 31, 2013.

The following table summarizes, on a pro forma basis, the results of operations of Onyx as though the acquisition had occurred as of July 1, 2011. The pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the acquisition occurred as of July 1, 2011 or of future operating results (in thousands):

	For the Three Months Ended March 31,				For the Nine Months Ended March 31,
	2013			2012	2013			2012
	Pre Acquisition	Post Acquisition	Onyx Pro Forma	Onyx Pro Forma	Pre Acquisition	Post Acquisition	Onyx Pro Forma	Onyx Pro Forma
Net sales	$—	$11,974	$11,974	$13,852	$18,198	$18,089	$36,287	$38,310
Gross profit	$—	$1,568	$1,568	$2,211	$2,920	$2,435	$5,355	$5,032
Operating income	$—	$83	$83	$190	$712	$82	$794	$(731)
Depreciation and amortization reflected in the above numbers	$—	$1,021	$1,021	$1,028	$1,551	$1,480	$3,031	$3,082

Pro forma results presented above reflect: (1) incremental depreciation relating to fair value adjustments to property, plant and equipment; (2) amortization relating to fair value estimates of intangible assets; and (3) elimination of Onyx interest expense relating to debt paid off in conjunction with the transaction as though the transaction occurred as of July 1, 2011.

Additionally, the capitalization of approximately $0.6 million of gross profit recognized as part of the purchase accounting for Onyx, which was fully recognized as additional cost of goods sold in the Company’s fiscal 2013 second quarter statement of income is reflected in the pro forma results above as though it was recognized during the three months ended September 30, 2011 and has been removed from the pro forma results for the nine months ended March 31, 2013. The fiscal 2013 second quarter non-cash capitalization of profit as part of the fair value accounting for the acquired inventory of Onyx did not impact margin percentage in the Company’s fiscal 2013 third quarter and will not impact margin percentage in future quarters.

Pro forma results presented above for the nine months ended March 31, 2012 include significant and unusual write-downs of inventory of approximately $0.3 million and accounts receivable of approximately $0.4 million related to an Onyx customer, which was excluded from the acquisition.

The pre-acquisition results of Onyx included in the pro forma results above include a fee from the former owner of approximately $0.2 million for the three months ended March 31, 2012, and $0.3 million and $0.6 million for the nine months ended March 31, 2013 and 2012, respectively, to cover the compensation of certain management personnel and other services that were performed by the former owner including treasury, cash management, tax, risk and benefit management and in house legal services. The Company estimates that it will incur approximately $0.1 million quarterly in relation to providing these types of services going forward.

Consolidated Results of Operations

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report.

Summary

The major elements affecting net income for the three and nine months ended March 31, 2013 as compared to the three and nine months ended March 31, 2012 were as follows (in millions):

	For the Three Months Ended March 31,	For the Nine Months Ended March 31,
Net income fiscal 2012	$2.0	$5.5
Increased gross profit from acquired Medical business	$1.6	$1.9
Increased gross profit on legacy Medical programs	0.1	0.9
Increased gross profit on CS programs	1.0	1.1
Decreased gross profit on DSS programs	(1.8)	(1.5)
Increased selling and administrative expenses from acquired Medical business	(1.0)	(1.7)
Increased selling and administrative expenses from legacy business	(0.3)	(1.5)
Decreased internal research and development expenses	—	0.1
Amortization of intangible assets	(0.5)	(0.7)
Interest expense	—	0.1
Decreased income tax expense	0.3	2.8
Other	0.1	(0.2)

Net change	(0.5)	1.3

Net income fiscal 2013	$1.5	$6.8

To date, fiscal 2013 was impacted by:

•	Incremental gross profit on Medical programs acquired from Onyx.

•	Increased gross profit on legacy Medical programs due mainly to certain favorable product mix and, in the case of the nine month period, increased sales.

•	Increased gross profit on CS programs reflecting increased capacity utilization and favorable product mix.

•

Decreased gross profit on DSS programs due to decreased sonobuoy sales to foreign governments partially offset by increased sales to the U.S. Navy and, in the case of first nine months, increased digital compass sales.

•	Incremental selling and administrative expenses related to the Company’s new Watertown, South Dakota facility.

•

Increased selling and administrative expenses reflecting professional and travel expenses relating to the pursuit of acquisitions, costs related to the Company’s overall transformation of its finance organization and increased business development costs.

•	Reduced internal research and development expenses of approximately $0.1 million in the nine months ended March 31, 2013 compared to the fiscal 2012 period.

•	Fiscal 2013 amortization of customer relationships and non-compete agreements acquired with Onyx.

•

Decreased interest expense of approximately $0.1 million in the nine months ended March 31, 2013, reflecting lower amortization of financing fees paid and lower facility fees as compared to the prior year period, partially offset by borrowings under the Company’s new credit facility in the current period.

•

Fiscal 2013 second quarter recognition of a $2.1 million tax benefit relating to Canadian worthless stock and bad deductions. Additionally, excluding this discrete tax benefit, fiscal 2013 effective income tax rate of approximately 33% compared to an effective income tax rate of 36% in the comparative prior year periods, reflecting an increased domestic manufacturing deduction. The Company’s use of this deduction was more limited in fiscal 2012 due to greater use of net operating loss carryovers to offset Federal taxable income during that year.

Presented below are more detailed comparative data and discussions regarding our consolidated results of operations for the three and nine months ended March 31, 2013 compared to the three and nine months ended March 31, 2012. Results of operations for any period less than one year are not necessarily indicative of results of operations that may be expected for a full year.

For the Three Months Ended March 31, 2013 compared to the Three Months Ended March 31, 2012

The following table presents selected consolidated statement of operations data for the three months ended March 31, 2013 and 2012 (in thousands):

	2013		2012
	Total	% of Sales	Total	% of Sales
Net sales	$63,880	100.0%	$55,048	100.0%
Cost of goods sold	53,838	84.3	45,887	83.4

Gross profit	10,042	15.7	9,161	16.6
Selling and administrative expenses	6,803	10.7	5,509	10.0
Internal research and development expenses	341	0.5	347	0.6
Restructuring/impairment charges	—	—	—	—
Other operating expense, net	631	1.0	135	0.2

Operating income	2,267	3.5	3,170	5.8
Total other income (expense), net	18	0.1	(37)	(0.1)

Income before provision for income taxes	2,285	3.6	3,133	5.7
Provision for income taxes	802	1.3	1,128	2.1

Net income	$1,483	2.3%	$2,005	3.6%

The following table presents net sales for the three months ended March 31, 2013 and 2012 (in thousands):

	2013		2012
SEGMENT	Total	% of Total	Total	% of Total	% Change
Medical	$39,139	61.3%	$27,046	49.1%	44.7%
CS	16,482	25.8	12,812	23.3	28.6
DSS	12,918	20.2	19,363	35.2	(33.3)
Eliminations	(4,659)	(7.3)	(4,173)	(7.6)	11.6

Totals	$63,880	100.0%	$55,048	100.0%	16.0

The following table presents gross profit and gross profit as a percent of net sales for the three months ended March 31, 2013 and 2012 (in thousands):

	2013		2012
SEGMENT	Total	GP%	Total	GP%
Medical	$5,339	13.6%	$3,593	13.3%
CS	1,890	11.5	933	7.3
DSS	2,813	21.8	4,635	23.9

Totals	$10,042	15.7	$9,161	16.6

The following table presents operating income and operating income as a percent of net sales for the three months ended March 31, 2013 and 2012 (in thousands):

	2013		2012
SEGMENT	Total	% of Sales	Total	% of Sales
Medical	$2,483	6.3%	$2,035	7.5%
CS	1,203	7.3	244	1.9
DSS	1,268	9.8	3,336	17.2
Other unallocated	(2,687)	—	(2,445)	—

Totals	$2,267	3.5	$3,170	5.8

Medical

Included in the results for the Company’s Medical segment for the three months ended March 31, 2013 are net sales of approximately $12.0 million, gross profit of approximately $1.6 million and operating income of approximately $0.1 million, resulting from the acquisition of Onyx. Included in these results are depreciation and amortization for the three months ended March 31, 2013 of approximately $1.0 million. While these results have been below the Company’s initial expectations for this acquisition, the Company continues to remain confident that this business will deliver sales and operating results over the next twelve months in-line with the Company’s acquisition financial modeling.

Excluding the fiscal year 2013 incremental sales from the acquisition of Onyx, legacy Medical sales were flat, increasing approximately $0.1 million in the three months ended March 31, 2013 as compared with the prior year quarter. Reflected within the increase is $2.3 million of increased sales to this business unit’s largest customer due to expanded demand for its programs and additional refurbishment service revenue which began in the second half of fiscal 2012. Additionally reflected is $1.1 million of increased sales to two other customers to meet increased demand for their products. Offsetting these increases were decreased sales to two customers totaling $3.6 million. Decreased sales to one customer reflect the dual sourcing of certain of its programs with the Company during fiscal 2012. Decreased sales to the other customer reflect this customer’s disengagement during fiscal 2012. Several other customers in the aggregate accounted for the remaining sales variance. Medical sales are dependent on a small number of key strategic customers. Fenwal Blood Technologies contributed 19% and 18% of consolidated company net sales during the three months ended March 31, 2013 and 2012, respectively. Medical backlog was approximately $76.0 million at March 31, 2013 compared to $43.0 at March 31, 2012. Commercial orders, in general, may be rescheduled or cancelled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the March 31, 2013 Medical backlog is currently expected to be realized in the next 12 months.

Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and costs associated with new program introduction. The gross profit percentage on Medical sales increased to 13.6% from 13.3% for the three months ended March 31, 2013 and 2012, respectively. This increase in margin percentage on Medical sales reflects certain favorable product mix between the two periods, partially offset by the impact of increased depreciation relating to the write-up in value of the Watertown, South Dakota facility assets in connection with the acquisition accounting for Onyx purchase.

Selling and administrative expenses relating to the Medical segment were $2.2 million and $1.4 million for the three months ended March 31, 2013 and 2012, respectively. The current year quarter includes $1.0 million of incremental expenses related to the Company’s recent acquisition.

Amortization of intangible assets was $0.6 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively. The increase relates to amortization of customer relationships and non-compete agreements acquired as part of the Onyx transaction.

Complex Systems

Excluding an increase in intercompany sales of $0.5 million, CS sales to external customers for the three months ended March 31, 2013 increased $3.2 million as compared with the same quarter last year, due to increased sales to the majority of this segment’s customers, reflecting relative demand for each of these customers’ products. CS intercompany sales result primarily from the production of circuit boards that are then utilized in DSS product sales. These intercompany sales are eliminated in consolidation. CS backlog was approximately $34.4 million at March 31, 2013 compared to $32.4 million at March 31, 2012. Commercial orders, in general, may be rescheduled or cancelled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the March 31, 2013 CS backlog is currently expected to be realized in the next 12 months.

The gross profit percentage on CS sales increased to 11.5% for the three months ended March 31, 2013 compared to 7.3% for the three months ended March 31, 2012, primarily reflecting increased capacity utilization and favorable product mix between the comparative periods.

Selling and administrative expenses relating to the CS segment were $0.7 million for each of the three months ended March 31, 2013 and 2012, respectively.

Defense and Security Systems

DSS sales decreased approximately $6.4 million in the three months ended March 31, 2013 as compared with the same quarter last year, reflecting decreased sonobuoy sales to foreign governments and decreased U.S. Navy engineering sales, partially offset by increased U.S. Navy sonobuoy production in the current year quarter. The Company expects DSS to recover its third quarter sales deficit during the fiscal fourth quarter, which will result in full year DSS fiscal 2013 sales exceeding fiscal 2012 full year sales. Total sales to the U.S. Navy in the three months ended March 31, 2013 and 2012 was approximately $11.2 million and $10.0 million, or 18% and 18%, respectively, of consolidated Company net sales for those periods. Sonobuoy sales to foreign governments were $1.6 million and $9.3 million in the three months ended March 31, 2013 and 2012, respectively. DSS backlog was approximately $98.4 million at March 31, 2013 compared to $71.2 million at March 31, 2012. A majority of the March 31, 2013 DSS backlog is currently expected to be realized in the next 14 months.

The gross profit percentage on DSS sales decreased to 21.8% for the three months ended March 31, 2013 compared to 23.9% for the three months ended March 31, 2012. Gross profit percentage was unfavorably affected in the current year quarter by a significant decrease in foreign sonobuoy sales as compared to the prior year quarter.

Selling and administrative expenses relating to the DSS segment were $1.2 million and $1.0 million for the three months ended March 31, 2013 and 2012, respectively, primarily reflecting increased business development efforts and increased corporate allocated charges in the current fiscal quarter.

Internal research and development expenses reflect costs incurred for the internal development of technologies for use in navigation and oil and gas exploration. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment. The Company incurred $0.3 million of internally funded research and development expenses in each of the three months ended March 31, 2013 and 2012, respectively.

Other Unallocated

Total corporate selling and administrative expenses were $4.4 million and $4.1 million for the three months ended March 31, 2013 and 2012, respectively, with the increase primarily reflecting professional and travel expenses relating to the pursuit of acquisitions and costs related to the Company’s overall transformation of its finance organization. Of these costs, $1.7 million and $1.6 million, respectively, were allocated to segment operations in each of these periods. Allocations of corporate selling and administrative expenses are based on the nature of the service provided and can fluctuate from period to period.

Interest expense consists of interest and fees on our outstanding debt and revolving credit facility, including amortization of financing costs. Interest expense was $0.1 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively. Fiscal 2013 was favorably impacted by lower amortization of financing fees paid and lower facility fees as compared to the prior year period, partially offset by borrowings under the Company’s new credit facility in the current period. See Note 6, Debt, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of debt.

The Company is responsible for income taxes within each jurisdiction in which it operates. The Company recorded income tax expense of approximately $0.8 million, or an effective rate of approximately 35% for the three months ended March 31, 2013 compared to an income tax expense of approximately $1.1 million, or an effective rate of approximately 36%, for the three months ended March 31, 2012. The fiscal 2013 effective rate was favorably impacted in comparison to the rate in the prior year quarter by the domestic manufacturing deduction. The use of this deduction in fiscal 2012 was limited to a greater extent than in the current year due to the greater use of net operating loss carryovers to offset Federal taxable income during that year. See Note 8, Income Taxes, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of income taxes.

Due to the factors described above, the Company reported net income of $1.5 million ($0.15 per share, basic and $0.14 per share, diluted) for the three months ended March 31, 2013, compared to net income of $2.0 million ($0.20 per share, basic and diluted) for the corresponding period last year.

For the Nine Months Ended March 31, 2013 compared to the Nine Months Ended March 31, 2012

The following table presents selected consolidated statement of operations data for the nine months ended March 31, 2013 and 2012 (in thousands):

	2013		2012
	Total	% of Sales	Total	% of Sales
Net sales	$178,879	100.0%	$162,251	100.0%
Cost of goods sold	150,216	84.0	136,010	83.8

Gross profit	28,663	16.0	26,241	16.2
Selling and administrative expenses	19,650	11.0	16,455	10.1
Internal research and development expenses	889	0.5	963	0.6
Restructuring/impairment charges	—	—	(59)	(0.0)
Other operating expense, net	1,000	0.5	404	0.3

Operating income	7,124	4.0	8,478	5.2
Total other income (expense), net	(16)	(0.0)	24	0.0

Income before provision for income taxes	7,108	4.0	8,502	5.2
Provision for income taxes	271	0.2	3,046	1.8

Net income	$6,837	3.8%	$5,456	3.4%

The following table presents net sales for the nine months ended March 31, 2013 and 2012 (in thousands):

	2013		2012
SEGMENT	Total	% of Total	Total	% of Total	% Change
Medical	$102,002	57.0%	$82,533	50.9%	23.6%
CS	42,888	24.0	37,921	23.4	13.1
DSS	47,526	26.6	53,126	32.7	(10.5)
Eliminations	(13,537)	(7.6)	(11,329)	(7.0)	19.5

Totals	$178,879	100%	$162,251	100.0%	10.2

The following table presents gross profit and gross profit as a percent of net sales for the nine months ended March 31, 2013 and 2012 (in thousands):

	2013		2012
SEGMENT	Total	GP%	Total	GP%
Medical	$13,877	13.6%	$11,090	13.4%
CS	4,414	10.3	3,327	8.8
DSS	10,372	21.8	11,824	22.3

Totals	$28,663	16.0	$26,241	16.2

The following table presents operating income (loss) and operating income (loss) as a percent of net sales for the nine months ended March 31, 2013 and 2012 (in thousands):

	2013		2012
SEGMENT	Total	% of Sales	Total	% of Sales
Medical	$6,908	6.8%	$6,254	7.6%
CS	2,366	5.5	1,187	3.1
DSS	5,949	12.5	7,981	15.0
Other unallocated	(8,099)	—	(6,944)	—

Totals	$7,124	4.0	$8,478	5.2

Medical

Included in the Company’s Condensed Consolidated Statements of Operations and the results for the Company’s Medical segment for the nine months ended March 31, 2013 are net sales of approximately $18.1 million, gross profit of approximately $1.9 million and operating loss of approximately $0.5 million, resulting from the acquisition of Onyx since November 15, 2012. Included in these results for the nine months ended March 31, 2013 is recognition as additional cost of goods sold of gross profit capitalized as part of the purchase accounting for Onyx. Also included in these results are depreciation and amortization for the nine months ended March 31, 2013 of approximately $1.5 million. While these results have been below the Company’s initial expectations for this acquisition, the Company continues to remain confident that this business will deliver sales and operating results over the next twelve months in-line with the Company’s acquisition financial modeling.

Excluding the fiscal year 2013 incremental sales from the acquisition of Onyx, legacy Medical sales increased approximately $1.4 million in the nine months ended March 31, 2013 as compared with the prior year period. Reflected within the increase is $11.4 million of increased sales to this business unit’s largest customer due to expanded demand for its programs and additional refurbishment service revenue which began in the second half of fiscal 2012. Additionally reflected is $3.8 million of increased sales to two other customers to meet increased demand for their products. Partially offsetting these increases were decreased sales to three customers totaling $13.0 million. Decreased sales to one customer reflect the dual sourcing of certain of its programs with the Company during fiscal 2012. Decreased sales to the remaining two customers reflect these customers’ disengagements during fiscal 2012. Several other customers in the aggregate accounted for the remaining sales variance. Medical sales are dependent on a small number of key strategic customers. Fenwal Blood Technologies contributed 20% and 16% of consolidated company net sales during the nine months ended March 31, 2013 and 2012, respectively.

The gross profit percentage on Medical sales remained relatively consistent at 13.6% and 13.4% for the nine months ended March 31, 2013 and 2012, respectively. This margin percentage on Medical sales comparison reflects certain favorable product mix between the two periods, partially offset by the impact of a non-cash capitalization of profit as part of the fair value accounting for the acquired inventory of Onyx and the impact of increased depreciation relating to the write-up in value of the Watertown, South Dakota facility assets in connection with the acquisition accounting for Onyx purchase. The capitalization of gross profit recognized as part of the purchase accounting for Onyx was fully recognized as additional cost of goods sold in the Company’s second quarter statement of income and will not impact margin percentage in future quarters.

Selling and administrative expenses relating to the Medical segment were $6.0 million and $4.5 million for the nine months ended March 31, 2013 and 2012, respectively. The current year period includes $1.7 million of incremental expenses related to the Company’s recent acquisition. The prior year period includes $0.1 million of costs relating to changes in operational leadership in fiscal 2012.

Amortization of intangible assets was $1.0 million and $0.3 million for the nine months ended March 31, 2013 and 2012, respectively. The increase relates to amortization of customer relationships and non-compete agreements acquired as part of the Onyx transaction.

Complex Systems

Excluding an increase in intercompany sales of $2.2 million, CS sales to external customers for the nine months ended March 31, 2013 increased $2.8 million as compared with the same period last year, due primarily to increased sales to two customers, reflecting relative demand for each of these customers’ products. CS intercompany sales result primarily from the production of circuit boards that are then utilized in DSS product sales. These intercompany sales are eliminated in consolidation.

The gross profit percentage on CS sales remained relatively consistent at 10.3% for the nine months ended March 31, 2013 compared to 8.8% for the nine months ended March 31, 2012, reflecting increased capacity utilization at the Brooksville, Florida facility and favorable product mix between the comparable periods.

Selling and administrative expenses relating to the CS segment remained relatively consistent at $2.0 million and $2.1 million for the nine months ended March 31, 2013 and 2012, respectively.

Defense and Security Systems

DSS sales decreased approximately $5.6 million in the nine months ended March 31, 2013 as compared with the same period last year, reflecting decreased sonobuoy sales to foreign governments and decreased U.S. Navy engineering sales, partially offset by increased U.S. Navy sonobuoy production in the current year period. The Company expects full year DSS fiscal 2013 sales to exceed fiscal 2012 full year sales. Total sales to the U.S. Navy in the nine months ended March 31, 2013 and 2012 was approximately $35.0 million and $28.9 million, or 20% and 18%, respectively, of consolidated Company net sales for those periods. Sonobuoy sales to foreign governments were $11.3 million and $23.8 million in the nine months ended March 31, 2013 and 2012, respectively.

The gross profit percentage on DSS sales remained relatively consistent at 21.8% for the nine months ended March 31, 2013 compared to 22.3% for the nine months ended March 31, 2012. The period over period comparison primarily reflects decreased foreign sonobuoy sales in the current year period, partially offset by favorable U.S. Navy product mix and the positive impact from increased digital compass sales.

Selling and administrative expenses relating to the DSS segment were $3.5 million and $2.9 million for the nine months ended March 31, 2013 and 2012, respectively, primarily reflecting increased business development efforts and increased corporate allocated charges in the current fiscal period.

Internal research and development expenses reflect costs incurred for the internal development of technologies for use in navigation and oil and gas exploration. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment. The Company incurred $0.9 million and $1.0 million of internally funded research and development expenses in the nine months ended March 31, 2013 and 2012, respectively.

Other Unallocated

Total corporate selling and administrative expenses were $13.5 million and $12.1 million for the nine months ended March 31, 2013 and 2012, respectively, with the increase primarily reflecting professional and travel expenses relating to the pursuit of acquisitions and costs related to the Company’s overall transformation of its finance organization. Of these costs, $5.4 million and $5.2 million were allocated to segment operations in each of these periods. Allocations of corporate selling and administrative expenses are based on the nature of the service provided and can fluctuate from period to period.

Interest expense consists of interest and fees on our outstanding debt and revolving credit facility, including amortization of financing costs. Interest expense was $0.4 million and $0.5 million for the nine months ended March 31, 2013 and 2012, respectively. Fiscal 2013 was favorably impacted by lower amortization of financing fees paid and lower facility fees as compared to the prior year period, partially offset by borrowings under the Company’s new credit facility in the current period. See Note 6, Debt, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of debt.

The Company is responsible for income taxes within each jurisdiction in which it operates. During the nine months ended March 31, 2013, the Company recognized a $2.1 million income tax benefit from claiming a worthless stock and bad debt deduction with respect to its investments and advances to its 100% owned Canadian subsidiary, Sparton of Canada, Ltd. Excluding this discrete tax benefit, the Company recorded income tax expense of approximately $2.4 million, or an effective rate of 33% for the nine months ended March 31, 2013 compared to an income tax expense of approximately $3.0 million, or an effective rate of approximately 36%, for the nine months ended March 31, 2012. The fiscal 2013 effective rate was favorably impacted in comparison to the rate in the prior year quarter by the domestic manufacturing deduction. The use of this deduction in fiscal 2012 was limited to a greater extent than in the current year due to the greater use of net operating loss carryovers to offset Federal taxable income during that year. See Note 8, Income Taxes, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of income taxes.

Due to the factors described above, the Company reported net income of $6.8 million ($0.67 per share, basic and diluted) for the nine months ended March 31, 2013, compared to net income of $5.5 million ($0.53 per share, basic and diluted) for the corresponding period last year.

Liquidity and Capital Resources

On November 15, 2012, the Company replaced its previous revolving line-of-credit facility with a new $65 million credit facility with BMO Harris Bank N.A., consisting of a $35 million revolving line-of-credit facility (the “Revolving Credit”) to support the Company’s working capital needs and other general corporate purposes, and a $30 million acquisition loan commitment (the “Acquisition Facility” and together with the Revolving Credit, the “Credit Facility”) to finance permitted acquisitions, including the acquisition of Onyx. The Credit Facility expires on November 15, 2017, is secured by substantially all assets of the Company and provides for up to an additional $35 million in uncommitted loans available for additional Revolving Credit loans or Acquisition loans. As a condition of the Credit Facility, the Company is subject to certain customary covenants, which it was in compliance with at March 31, 2013. The Company had $13.0 million of borrowings drawn against the Credit Facility at March 31, 2013. The Company also has approximately $1.6 million of industrial revenue bonds outstanding at March 31, 2013. See Note 6, Debt, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of the Company’s debt.

Certain of the Company’s DSS contracts allow for billings to occur when certain milestones under the applicable program are reached, independent of the amount shipped by Sparton as of such date. These performance based billings reduce the amount of cash that would otherwise be required during the performance of these contracts. As of March 31, 2013 and June 30, 2012, $12.3 million and $25.8 million, respectively, proceeds from billings in excess of costs were received.

The Company currently expects to meet its liquidity needs through a combination of sources including, but not limited to, operations, existing cash balances, its revolving line-of-credit, anticipated continuation of performance based billings on certain DSS contracts and improvement in inventory management. With the above sources providing the expected cash flows, the Company currently believes that it will have sufficient liquidity for its anticipated needs over the next 12 months, but no assurances regarding liquidity can be made.

Operating activities used $6.3 million and provided $6.4 million of net cash flows in nine months ended March 31, 2013 and 2012, respectively. Excluding changes in working capital, operating activities provided $11.7 million and $10.6 million in the first nine months of fiscal 2013 and 2012, respectively, reflecting the Company’s relative operating performance during those periods. Working capital used $18.0 million and used $4.2 million of net cash flows in the nine months ended March 31, 2013 and 2012, respectively. Working capital related cash flows in the first nine months of fiscal 2013 primarily reflect increased accounts receivable, inventory and other assets, and funding of production related to U.S. Navy contracts during the year in excess of performance based payments received, partially offset by increased accounts payable and accrued expenses. Working capital related cash flows in the first nine months of fiscal 2012 primarily reflect increased accounts receivable due to increased sonobuoy sales to foreign governments, increased prepaid expenses and other assets and reduced accounts payable and accrued liabilities, partially offset by the collection of performance based billings related to U.S. Navy contracts during the nine month period in excess of the funding of production under those contracts.

Cash flows used in investing activities in nine months ended March 31, 2013 and 2012 totaled $48.7 million and $1.4 million, respectively. The nine months ended March 31, 2013 reflect the $43.25 million acquisition of Onyx and related $2.19 million working capital adjustment for total cash consideration of $45.44 million. The acquisition, which is subject to certain post-closing adjustments, was funded through the use of Company cash and borrowings under the Company’s new credit facility. The nine months ended March 31, 2013 additionally reflects the utilization of $0.5 million as cash collateral for certain letters of credit outstanding issued by PNC Bank, National Association. The Company intends to have these letters of credit issued by BMO Harris Bank N.A. under the Credit Facility during the Company’s fourth quarter of fiscal 2013, eliminating the need for this cash collateral. Capital expenditures for the nine months ended March 31, 2013 and 2012 were approximately $3.0 million and $3.4 million, respectively. Included in capital expenditures for these periods $0.1 million and $1.2 million, respectively, related to the implementation of a new enterprise resource planning system put into service in the Company’s fiscal 2013 second quarter. The nine months ended March 31, 2012 reflects the Company’s sale of its investment in Cybernet Systems Corporation for approximately $1.8 million. Each of the nine months ended March 31, 2013 and 2012 reflect the receipt of approximately $0.3 million in relation to the long-term lease of the Company’s Coors Road property. As of March 31, 2013, no more lease payments are due in relation to this long-term lease.

Financing activities provided $12.4 million and used $2.9 million in the nine months ended March 31, 2013 and 2012, respectively. The nine months ended March 31, 2013 reflect $13.0 million of net borrowing under the Company’s new credit facility, the payment of $0.4 million of financing fees and the use of cash of $0.2 million to satisfy income tax withholding requirements in relation to the vesting of executives’ restricted stock in exchange for the surrender of a portion of the vesting shares. The primary use of cash in the nine months ended March 31, 2012 was the repurchase of $3.0 million of the Company’s common stock. Each of the nine months ended March 31, 2013 and 2012 also reflect repayments on the Company’s outstanding industrial revenue bonds with the state of Ohio of $0.1 million and receipts of $0.2 million and $0.1 million, respectively, from the exercise of stock options.

On May 1, 2013, the Company’s Board of Directors approved a repurchase by the Company of up to $3.0 million of shares of its common stock over a twelve month period. The Company has been authorized to purchase shares from time to time in open market, block transactions and privately negotiated transactions at prices deemed appropriate by management, depending on market conditions, applicable laws and other factors. The stock repurchase program does not require the Company to repurchase any specific number of shares and can be modified, extended or terminated by the Board of Directors at any time.

Commitments and Contingencies

Environmental Remediation

Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Although the Company entered into a long-term lease of the Coors Road property that was accounted for as a sale of property during fiscal 2010, it remains responsible for the remediation obligations related to its past operation of this facility. At March 31, 2013, Sparton had accrued approximately $3.3 million as its estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which approximately $0.4 million is classified as a current liability and included on the balance sheet in other accrued expenses. The Company’s minimum cost estimate is based upon existing technology and excludes certain legal costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements.

In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8.4 million incurred from the date of settlement, if any, of which approximately $4.5 million has been expended as of March 31, 2013 toward the $8.4 million threshold. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At March 31, 2013, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded and net of DOE reimbursement, could be up to $2.4 million before income taxes over the next eighteen years.

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

The Company implemented a new enterprise resource planning system in November, 2012 and currently remains eligible to receive cost reimbursable contracts from the U.S. Government. The DCAA recently completed an extensive audit of the cost accounting system and, while the opinion has not formally been issued to date, the Company remains confident that the costs accumulated under U.S. Government contracts are considered current, accurate and complete.

Other

In addition to the foregoing, from time to time, the Company is involved in various legal proceedings relating to claims arising in the ordinary course of business. The Company is not currently a party to any other such legal proceedings, the adverse outcome of which, individually or in the aggregate, is expected to have a material adverse effect on our business, financial condition or results of operations.

Contractual Obligations and Off-Balance Sheet Arrangements

Information regarding the Company’s long-term debt obligations, environmental liability payments, operating lease payments, and other commitments is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. As of June 30, 2012, there were $27.3 million of non-cancelable purchase orders outstanding, $1.8 million of debt and a liability related to performance based billings on customer contracts of $25.8 million. As of March 31, 2013, the non-cancelable purchase orders outstanding has increased to $43.1 million, debt increased to $14.6 million (as discussed below) and the liability related to performance based billings has decreased to $12.3 million. Other than as noted above, there have been no material changes in the nature or amount of the Company’s contractual obligations since June 30, 2012.

On November 15, 2012, the Company entered into a new revolving credit agreement, under which $13.0 million was borrowed at March 31, 2013. See Note 6, Debt, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a discussion of this new debt facility.

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

The Company’s revolving credit line, when drawn upon, is subject to future interest rate fluctuations which could potentially have a negative impact on cash flows of the Company. The Company had $13.0 million outstanding under its credit facility at March 31, 2013. A prospective increase of 100 basis points in the interest rate applicable to the Company’s outstanding borrowings under its credit facility would result in an increase of approximately $0.1 million in our annual interest expense. The Company is not party to any currency exchange or interest rate protection agreements as of March 31, 2013.

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

There have been no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Sparton Corporation

Date: May 7, 2013	By:	/s/ CARY B. WOOD
Cary B. Wood
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2013	By:	/s/ MARK SCHLEI
Mark Schlei
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)