Form 10-K
period 2013-06-30
SPARTON CORP
filed 2013-09-03
CIK 92679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold (based on the closing price on the New York Stock Exchange) as of December 31, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $132,206,000. For purposes of this computation, affiliates of the registrant include the registrant’s executive officers and directors and their respective affiliates as of December 31, 2012.
As of August 31, 2013, there were 10,048,597 shares of common stock, $1.25 par value per share, outstanding.

Documents Incorporated by Reference
Part III incorporates information by reference to the registrant’s definitive proxy statement for its 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year.

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

PART I

ITEM 1.    BUSINESS
General
Sparton Corporation and subsidiaries (the “Company” or “Sparton”) has been in continuous existence since 1900. It was last reorganized in 1919 as an Ohio corporation. The Company is a provider of complex and sophisticated electromechanical devices with capabilities that include concept development, design and manufacturing engineering, production, distribution, and field service. The Company serves the Medical & Biotechnology, Military & Aerospace and Industrial & Commercial markets through three reportable business segments; Medical Device (“Medical”), Complex Systems (“CS”) and Defense & Security Systems (“DSS”). Financial information by segment is presented in Note 15, Business Segments, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. All of the Company's facilities are registered to ISO standards, including 9001 or 13485, with most having additional certifications. The Company's products and services include products for Original Equipment Manufacturers (“OEM”) and Emerging Technology (“ET”) customers that are microprocessor-based systems that include transducers, printed circuit boards and assemblies, sensors, and electromechanical components, as well as development and design engineering services relating to these product sales. Sparton also develops and manufactures sonobuoys, anti-submarine warfare (“ASW”) devices used by the United States Navy and other free-world countries. Many of the physical and technical attributes in the production of sonobuoys are similar to those required in the production of the Company's other electrical and electromechanical products and assemblies.
The Company's website address is www.sparton.com. Information contained on our website is not part of this Annual Report on Form 10-K. Our website provides public access to, among other items, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Quarterly Earnings Releases, News Releases, Governance Guidelines, and the Code of Ethics, as well as various Board of Director committee charters. Upon request, the Company provides, free of charge, copies of its periodic and current reports (e.g., Forms 10-K, 10-Q and 8-K) and amendments to such reports that are filed with the Securities and Exchange Commission (“SEC”), as well as the Board of Director committee charters. Reports are available as soon as reasonably practicable after such reports are filed with or furnished to the SEC, either at the Company's website, through a link to the SEC's website or upon request through the Company's Shareholders Relations Department.
Medical Segment
Medical segment operations are comprised of contract design, manufacturing, and aftermarket repair and refurbishment of sophisticated medical and biotechnology devices and sub-assemblies. Customers include industry leaders, emerging technologies companies and start-ups. In manufacturing devices for its customers, this business unit follows specific design and manufacturing processes to assure product reliability and safety in accordance with Food and Drug Administration (“FDA”) guidelines and approvals. This group specializes in technologies, systems and processes required by medical OEM and ET customers primarily in the diagnostic, therapeutic, surgical and laboratory device segments of the medical and biotechnology marketplaces. The Medical segment also includes environmental monitoring and industrial systems and controls customers.
Our Medical segment's objective is to be the preferred contract design and manufacturer of medical devices for market leading OEM's as well as emerging technology customers. The market is driven by providing the total solution concept, at a competitive price to the customer. Our market advantage is our lean enterprise-based Sparton Production System, experience and knowledge of the market, breadth of services that we offer, and the referral relationships which have developed over the past 20 years. The major corporations on the customer side want to focus their time and energy supporting their major profit areas of consumables and new innovation through research and development. In addition, many companies are outsourcing certain engineering activities finding it costly and inefficient to have full time engineers available for new product development which cycles with new projects every three to five years. This is the niche that has proven to be successful to Sparton.
The contract manufacturing of highly complex medical instrumentation is a fairly fragmented industry with no dominant player in the market. In the past, large Printed Circuit Board contract manufacturers have sold their “box build” capabilities and have been very successful. The industry has continued to grow with more companies developing Printed Circuit Board Assembly (“PCBA”) capabilities and others entering the market via mergers and acquisitions of smaller companies. This has led to stronger competition with larger companies that have the financial resources to offer the services that the customers are requiring. Customers will assume that quality will be 100% and will drive their decisions based on pricing and services offered that best fit their total solutions needs.

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
On August 6, 2010, the Company completed the acquisition of certain assets related to the contract manufacturing business of Delphi Medical Systems, LLC (“Delphi Medical” or “Delphi”) in an approximate $8.4 million all-cash transaction. The acquired business, which is reported in the Company's Medical segment, provides a new and diversified customer base and provides Sparton with a geographic presence in the western United States. Delphi Medical primarily manufactures OEM medical devices including blood separation equipment, spinal surgery products and 3-D eye mapping devices. It also provides engineering and manufacturing support to a market-leading environmental sensor company whose markets include meteorology, weather critical operations and controlled environment applications.
On March 4, 2011, the Company completed the acquisition of certain assets and assumption of certain liabilities of Byers Peak, Incorporated (“Byers Peak”) in an approximate $4.1 million all-cash transaction. The acquired business, which is reported in the Company's Medical segment, provides further expansion into the therapeutic device market, diversifies Sparton's customer base, and further expands the Company's geographic reach into the western United States. Additionally, the acquisition increases Sparton's offerings with the inclusion of field service and refurbishment capabilities. Byers Peak primarily manufactures medical devices for OEM and emerging technology companies in the Therapeutic device market, including devices for surgical navigation, radio frequency energy generation, arterial disease, and kidney dialysis. It also has a field service and installation group that primarily provides water filtration and disinfection systems for the medical industry as well as device refurbishment programs. Additionally, Byers Peak provides electromechanical device manufacturing support for a limited number of customers outside of the medical industry.
On November 15, 2012, the Company completed the acquisition of Onyx EMS, LLC (“Onyx”) in a $43.25 million all-cash transaction, subject to certain post-closing adjustments, which was financed through the use of Company cash and borrowings under the Company's new credit facility. Additional consideration of $2.19 million was paid in relation to a post-closing working capital adjustment, which was settled in the Company's fiscal 2013 third quarter. The acquired business, which is reported in the Company's Medical segment, provides further expansion regionally into the Minneapolis medical device corridor, diversifying the Company's customer base through both existing programs and a strong business development pipeline, and increases the number of complex sub-assembly and full device programs within Sparton. Additionally, Onyx brings long-term customers which can utilize Sparton's expanded list of service offerings such as our low cost country footprint in Vietnam and full engineering design capabilities. Onyx primarily manufactures medical devices for OEM and ET companies, including products for cardiovascular diagnostics, hearing assistance, patient temperature and warming, point-of-care diagnostics, and surgical equipment used in intraosseous medicine. Onyx also produces products such as precision measurement instruments for monitoring air quality and pollution, commercial fire and smoke alarm systems, sensing tools, test fixtures, and complex LED assemblies.
Fenwal Blood Technologies, which became a customer with the Delphi acquisition, contributed 20%, 15% and 12% of consolidated revenue during the years ended June 30, 2013, 2012 and 2011, respectively. The loss of Fenwal Blood Technologies as a customer could have a material adverse financial effect on the Company. We are dependent on a few large customers and the loss of such customers or reduction in their demand could substantially harm our business and operating results. See Item 1A, “Risk Factors”, for a further discussion regarding these customers. While the overall relationship with Fenwal Blood Technologies is important to Sparton, the contract with this company is such as ordinarily accompanies the kind of business conducted by Sparton and the Company does not believe that it is substantially dependent on any individual contract or agreement with this customer. The contractual arrangement entered into with Fenwal Blood Technologies is represented by a master agreement which includes certain master terms and conditions of Sparton's relationship with this customer. This agreement does not commit the customer to any specific volume of purchases. Moreover, these terms can be amended in appropriate circumstances. Thus, until this customer submits a purchase order to Sparton, there is no guarantee of any revenue to Sparton. Rather than depending on this contract for revenue, the Company accepts purchase orders from this customer which determine volume and delivery requirements. Medical backlog was approximately $74.6 million and $46.2 million at June 30, 2013 and 2012, respectively. A majority of the June 30, 2013 Medical backlog is currently expected to be realized within the next 12 months.

As a medical device manufacturer, Sparton operates in a heavily regulated environment. Despite efforts to harmonize domestic and international regulations, inconsistencies still exist. Quality Management System requirements are generally compatible but device approval, licensing and environmental requirements vary widely and change frequently. RoHS (Restriction of Hazardous Substances) and REACH (Registration, Evaluation and Authorization of Chemicals) directives are examples of the regulatory challenges we face. Similar environmental regulations are expected from other countries and the United States. Non-compliance risks range from variance notifications to production/shipping prevention depending upon the agency and form of non-compliance.
Complex Systems Segment
Sparton's Complex Systems segment operations are comprised of manufacturing and aftermarket repair and refurbishment of sophisticated printed circuit card assemblies, sub-assemblies, full product assemblies, and cable/wire harnesses. Customers include military and aerospace, as well as industrial and commercial OEM's. In manufacturing for its customers, this segment adheres to very strict military and aerospace specifications in addition to product and process certifications. Customers are primarily engaged in applications that include: flight controls, cockpit displays, fuel system controls, secure communications, early warning detection, security systems, satellite communications, and audio.
The segment competes against numerous foreign and domestic companies in addition to the internal capabilities of some of our customers. Some of our competitors have substantially greater financial, manufacturing or marketing resources than we do. Sparton's Complex Systems segment excels in providing low-volume, high-mix services. OEM's in our market segments are continually driving costs out of their respective businesses through outsourcing strategies, allowing opportunity for Sparton to capture additional value add opportunities. We believe that the principal competitive factors in our targeted electronic manufacturing services (“EMS”) markets are the lean enterprise-based Sparton Production System, engineering capabilities, product quality, flexibility, cost and timeliness in responding to design and schedule changes, reliability in meeting product delivery schedules, pricing, rapid prototyping, technological sophistication and geographic location.
Complex Systems provides to its customers support services that include engineering services, material management, obsolescence analysis and management, documentation development, and process improvement. Our engineering services, led by our rapid prototype and pilot build process, offer our customers a high quality product that can quickly be placed into their channels of distribution. Once a product has been proven viable, we offer domestic and low cost country manufacturing and distribution solutions.
The segment strives to exceed customers' expectations with high delivery and quality performance. As these attributes are demanded by Complex Systems customers that produce the aforementioned products, Complex Systems strives to exceed those expectations through utilization of contemporary management tools to ascertain the effectiveness of all business operating systems. This has allowed Complex Systems to gain competitive traction in the market place.
Sparton Complex Systems continues to engage in ongoing strategic initiatives to expand market awareness of Sparton capabilities. As we continue to execute to our growth strategy, we anticipated adding additional resources in business development, marketing, program administration and product launch services. We are engaged with local and regional economic development authorities and have developed alliances with higher education institutions' research and development programs as well as county and regional economic leadership teams. Our Vietnam location continues to be engaged with the local government authority assisting North American companies seeking to conduct business in Vietnam. These additional efforts will allow focused marketing for each of our identified markets optimizing our ability to selectively target new customers.
On June 6, 2013, the Company completed the acquisition of certain assets related to the contract manufacturing business of Creonix, LLC (“Creonix”) in an approximate $2.1 million all-cash transaction. The acquired business, which is reported in the Company's Complex Systems segment, provides the Company with the capability of cable and wire harness engineering and assembly. Additionally, the acquisition provides further expansion into the Industrial and Military & Aerospace markets, diversifies Sparton's customer base and increases utilization of the Company's existing assets through the expected consolidation of this business into Complex Systems' Brooksville, Florida plant during the first six months of fiscal 2014. Creonix primarily manufactures products and components for battery monitoring, high speed optical imaging, neuromuscular incapacitation, imaging and wiring assemblies for military applications, and electrical grid transformer protection systems.
Complex Systems backlog was approximately $39.7 million and $25.5 million at June 30, 2013 and 2012, respectively. A majority of the June 30, 2013 Complex Systems backlog is currently expected to be realized within the next 12 months.

The majority of Sparton's Complex Systems customers are in highly regulated industries where strict adherence to regulations such as the International Tariff and Arms Regulations (“ITAR”) and regulations issued by the FDA and the Federal Aviation Administration (“FAA”) is necessary. These requirements are highly technical in nature and require strict adherence and documentation related to operational processes. Sparton's quality system provides us the ability to service such markets, differentiating Sparton from some potential competitors which lack such systems.
DSS Segment
Defense & Security segment operations are comprised of design, development and production of products for both domestic and foreign defense as well as commercial needs. Sparton designs and manufactures anti-submarine warfare ("ASW") devices known as sonobuoys for the U.S. Navy and foreign governments that meet Department of State licensing requirements. This segment also performs an engineering development function for the United States military and prime defense contractors for advanced technologies ultimately leading to future defense products as well as replacements for existing products. The sonobuoy product line is built to stringent military specifications. These products are restricted by International Tariff and Arms Regulations (“ITAR”) and qualified by the U.S. Navy, which limits opportunities for competition. Additionally, this business unit internally develops and markets commercial products for underwater acoustics and microelectromechanical (“MEMS”)-based inertial measurement.
Sparton is partner to a 50/50 joint venture (“JV”) with UnderSea Sensor Systems, Inc. (“USSI”), the only other major producer of U.S. derivative sonobuoys. USSI's parent company is Ultra Electronics Holdings PLC, based in the United Kingdom. The JV operates under the name ERAPSCO and allows DSS and USSI to combine their own unique and complementary backgrounds to jointly develop and produce U.S. derivative sonobuoy designs for the U.S. Navy as well as foreign countries friendly to the U.S. In concept, and in practice, ERAPSCO serves as a pass-through entity maintaining no funds or assets. While the JV provides the opportunity to maximize efficiencies in the design and development of the related sonobuoys, both venture companies function independently as subcontractors; therefore, there is no separate entity to be accounted for or consolidated. The Board of Directors of ERAPSCO has the responsibility for the overall management and operation of the JV. The six member board consists of equal representation (full time employees) from both JV partners for three year terms. Manpower for ERAPSCO, specifically a president, vice president, general manager, contract administrator and financial manager, are similarly assigned by the JV partners for rotating three year terms and the costs of these assigned individuals are borne by the party assigning the personnel. In response to a customer request for proposal (“RFP”) that ERAPSCO will bid on, the Board of Directors of ERAPSCO approves both the composition of a response to the RFP and the composite bid to be submitted to the customer. The Board of Directors strives to divide the aggregate contract awards at a 50/50 share ratio. Each JV partner bears the costs it incurs associated with the preparation and submission of proposals. Each JV partner submits to ERAPSCO a proposal for the estimated price of performing that portion of the RFP applicable to it. Upon award of a contract to the JV, separate subcontracts are generated between ERAPSCO and each of the JV partners defining the responsibilities and compensation for each JV partner. These subcontracts contain terms and conditions consistent with the prime contract. Each JV partner is responsible to ERAPSCO for the successful execution of its respective scope of work under its subcontract and each JV partner is individually accountable for the profit or losses sustained in the execution of the subcontract against its respective bid. In some instances, either DSS or USSI handles the complete production and delivery of sonobuoys to ERAPSCO's customer. In other instances, either DSS or USSI starts the production and ship completed subassemblies to the other party for additional processing before being delivered to the customers. Under ERAPSCO, individual contract risk exposures are reduced, while the likelihood of achieving U.S. Navy and other ASW objectives is enhanced. ERAPSCO has been in existence for approximately twenty-five years and historically, the agreed upon products included under the JV were generally developmental or sonobuoys with low volume demand. Six years ago, the JV expanded to include all future sonobuoy development and substantially all U.S. derivative sonobuoy products for customers outside of the United States. The JV was further expanded two years later to include all sonobuoy products for the U.S. Navy beginning with U.S. Navy's 2010 fiscal year contracts.
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

New internally funded products are under development for sale as commercial products to the navigation, heading and positioning systems applications markets. Markets for these products include autonomous underwater and ground vehicles, as well as unattended aerial vehicles as our product offerings grow. The principal example of such products is a family of precision navigation sensors for applications such as navigation or undersea petroleum exploration. Competition among companies that build these products is intense and dynamic. As such, development of our commercial products requires the identification of sustainable competitive advantages (“SCA”) prior to investment to ensure there is a viable market for our products. Each new product must advance the technology available to the market enough to overcome the inherent inertia preventing potential customers from switching from competitor's products. Likewise, existing products are evaluated periodically to ensure their SCA is still maintained and if not, either redesign or end-of-life occurs. The expansion of our commercial product lines leverages the intrinsic engineering talent at DSS and capitalizes on the sonobuoy product volumes to provide technological as well as economies of scale advantages. Pursuit of commercial markets and all sales and profits from this endeavor are not a part of the ERAPSCO JV.
Sonobuoy and related engineering services, including sales to the U.S. Navy, accounted for approximately 28%, 33% and 33% of consolidated revenue for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. Sales to the U.S Navy, including subcontract sales through ERAPSCO, accounted for 20%, 20% and 30% of consolidated revenue for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. The U.S. Navy issues multiple contracts annually for its sonobuoy and engineering requirements. The loss of U.S. Navy sonobuoy sales would have a material adverse financial effect on the Company. While the overall relationship with the U.S. Navy is important to Sparton, the contracts with the U.S. Navy, including subcontracts through ERAPSCO, are such as ordinarily accompany the kind of business conducted by Sparton and the Company does not believe that it is substantially dependent on any individual contract or agreement with this customer.
On August 30, 2013, the Company completed the acquisition of certain assets of Aydin Displays, Inc. (“Aydin”). The purchase price of $15.0 million is subject to a final working capital adjustment and was financed through the use of borrowings under the Company's Credit Facility. The acquired business, which will be part of the Company's DSS segment, develops enhanced flat panel display and touch-screen solutions with application-critical performance criteria including ruggedization, high resolution, color accuracy, response/refresh times, sunlight readability and other criteria such as magnetic interference and emanations security for the Military & Aerospace and Civil Marine markets. These products are currently specified in the U.S. Navy P8A Poseidon ASW aircraft behind-the-cockpit control center, the command and control centers of many U.S. Navy ships, Federal Aviation Administration air traffic control systems, and cockpit command centers for various civil marine applications. The initial accounting for the acquisition is not complete pending detailed analyses of the facts and circumstances that existed as of the acquisition date.
DSS backlog was approximately $85.5 million and $76.7 million at June 30, 2013 and 2012, respectively. A majority of the June 30, 2013 DSS backlog is currently expected to be realized within the next 18 months.
United States Navy contracts allow Sparton to submit performance based billings, which are then applied against inventories purchased and manufacturing costs incurred by the Company throughout its performance under these contracts. Inventories were reduced by performance based payments from the U.S. Navy for costs incurred related to long-term contracts, thereby establishing inventory to which the U.S. Navy then has title, of approximately $15.2 million and $10.6 million, respectively, at June 30, 2013 and 2012. At June 30, 2013 and 2012, current liabilities include performance based payments of $21.5 million and $25.8 million, respectively, on Navy contracts. As these payments are in excess of cost, there is no inventory to which the government would claim title and, therefore, no offset to inventory has been made.
During fiscal 2013, 2012 and 2011, DSS incurred internally funded research and development (“R&D”) expenses of $1.3 million, $1.3 million and $1.1 million, respectively, for the internal development of technologies for use in navigation and oil and gas exploration. Customer funded R&D costs, which are usually part of a larger production agreement, totaled approximately $10.4 million, $8.6 million and $9.1 million for the years ended June 30, 2013, 2012 and 2011, respectively.
DSS's business is affected by numerous laws and regulations relating to the award, administration and performance of U.S. Navy contracts. The U.S. Navy generally has the ability to terminate DSS contracts, in whole or in part, without prior notice, for convenience or for default based on performance. If any of these contracts were terminated for convenience, Sparton would generally be protected by provisions covering reimbursement for costs incurred on the contracts and profit on those costs, but not the anticipated profit that would have been earned had the contract been completed.
Other
Non-sonobuoy related manufacturing and services are sold primarily through a direct sales force. In addition, our divisional and executive management teams are an integral part of our sales and marketing teams.

While overall sales can fluctuate during the year in each of our segments, revenues for our Complex Systems and DSS segments are typically higher in the second half of the Company's fiscal year as compared to the first half. Various factors can affect the distribution of our revenue between accounting periods, including the timing of customer orders, including U.S. Navy and allied foreign government contract awards, the availability of government funding, production calendars, product deliveries and customer acceptance.
Materials for our operations are generally available from a variety of worldwide sources, except for selected components. Access to competitively priced materials is critical to success in our businesses. In certain markets, the volume purchasing power of our larger competitors creates a cost advantage for them. The Company has encountered availability and extended lead time issues on some electronic components due to strong market demand, and this condition resulted in higher prices and late deliveries. However, the Company does not expect to encounter significant long-term problems in obtaining sufficient raw materials. The risk of material obsolescence in our businesses is less significant than that which exists in many other markets since raw materials and component parts are generally purchased only upon receipt of a customer's order. However, excess material resulting from order lead-time is a risk factor due to potential order cancellation or design changes by customers.
Sparton earns revenues from United States based customers as well as international customers. Additionally, the Company has a manufacturing facility in Vietnam. Financial information regarding the Company's geographic sales concentration and locations of long-lived assets is presented in Note 16, Business, Geographic and Sales Concentration, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
At June 30, 2013, Sparton employed 1,375 people, including 135 contractors. None of the Company's employees are represented by a labor union. The Company considers employee relations to be good.

Executive Officers of the Registrant
Information with respect to executive officers of the Registrant is set forth below. The positions have been held for the periods noted.

Cary B. Wood
Chief Executive Officer since November 2008 and President since April 2009. Previously Mr. Wood held the position of Chief Operating Officer for Citation Corporation in Novi, MI since August 2004. (Age 46)

Mark Schlei
Senior Vice President and Chief Financial Officer since November 2012. Previously, Mr. Schlei held the position of Chief Financial Officer for Paperworks Industries, Inc. in Philadelphia, PA from November 2011 to February 2012. Prior to that date, Mr. Schlei was Chief Financial Officer at Thetford Corporation in Ann Arbor, MI from September 2004 to November 2011. (Age 50)

Gordon B. Madlock
Senior Vice President, Operations since January 2009. Previously, Mr. Madlock held the position of Senior Vice President of Operations for Citation Corporation in Novi, MI since September 1999. (Age 55)

Michael W. Osborne
Senior Vice President, Corporate Development since June 2012. Previously Mr. Osborne held the position of Senior Vice President, Corporate and Business Development since January 2009. Prior to that date, Mr. Osborne held the position of Vice President, Operations at The Niven Marketing Group in Carol Stream, IL since January 2006. Prior to that date, Mr. Osborne held the position of Vice President, Operations & Engineering at Gardner Bender in Milwaukee, WI since March 2004. (Age 42)

Steven M. Korwin
Senior Vice President, Quality, Engineering and Information Systems since September 2010 and Senior Vice President, Quality and Engineering since September 2009. Previously, Mr. Korwin held the position of Group Vice President, Electronic Manufacturing Services since December 2008. Prior to that date, Mr. Korwin held the position of Vice President of Quality and Engineering for Citation Corporation in Novi, MI since October 2005. (Age 50)

Lawrence R. Brand
Vice President, Human Resources since May 2011. Previously, Mr. Brand held the position of Director, Corporate Human Resources since February 2010. Prior to that date, Mr. Brand held the position of Senior Manager, Human Resources for Fellowes, Inc. in Itasca, IL since November 2004. (Age 46)

Jake Rost
Vice President, Business Development since June 2012. Previously, Mr. Rost held the position of Vice President/General Manager, Medical Business Unit since March 2011. Prior to that date, Mr. Rost held the position of Vice President, Business Development for Byers Peak since January 2007. (Age 44)

James M. Lackemacher
Vice President/General Manager, Defense and Security Systems Business Unit since April 2005. Previously Mr. Lackemacher held the position of Director of Government Engineering since September 2002. (Age 51)

Robert L. Grimm II
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
DSS is partner to a 50/50 joint venture agreement with USSI, the only other major producer of U.S. derivative sonobuoys. If USSI were to terminate this joint venture, DSS would be required to return to independent bidding and production for U.S. Navy and other foreign country sonobuoy business. If this was to happen, it is possible that the Company’s future results could be negatively impacted. Starting with the 2014 U.S. Government fiscal year, the U.S. Navy opened up its sonobuoy contract bidding process potentially allowing additional competitors to vie for this business. While the Company believes that there are significant barriers to entry into the sonobuoy market, if a new competitor was able to successfully develop the necessary technical capabilities and gain entry into the market space, the Company’s future results could be negatively impacted.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) contains provisions to improve the transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo (“DRC”) and adjoining countries. As a result, the SEC established new annual disclosure and reporting requirements for those companies who use “conflict” minerals mined from the DRC and adjoining countries in their products. These new requirements could affect the sourcing and availability of minerals used in the manufacturing of our electrical components. As a result, we may not be able to obtain products at competitive prices and there may be additional costs associated with complying with the new due diligence procedures as required by the SEC. Also, since our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins for all metals used in our products through the due diligence procedures that we implement. We may also encounter challenges to satisfy those customers who require that all of the components of our products are certified as conflict free. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier.
We are dependent on a few large customers; the loss of such customers or reduction in their demand could substantially harm our business and operating results.
For the fiscal year ended June 30, 2013, our twenty largest customers, including the U.S. Navy, accounted for approximately 77% of total net sales. The U.S. Navy, a DSS customer through the Company’s ERAPSCO agreement, represented 20% of our total net sales in the same period. Fenwal Blood Technologies, a Medical customer, contributed 20% of total net sales in fiscal 2013. We expect to continue to depend upon a relatively small number of customers, but we cannot ensure that present or future large customers will not terminate, significantly change, reduce, or delay their manufacturing arrangements with us. During fiscal 2013, Fenwal was purchased by Fresenius SE. It is unclear what the ultimate impact , if any, this transaction will have on Fenwal’s future business with the Company. Because our major customers represent such a large part of our business, the loss of any of our major customers or reduced sales to these customers could negatively impact our business.
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
Our inability to forecast the level of customer orders with much certainty makes it difficult to schedule production and maximize utilization of manufacturing capacity. Additionally, we are often required to place materials orders from vendors, some of which are non-cancelable, based on an expected level of customer volume. At June 30, 2013, non-cancelable purchase orders with vendors totaled approximately $43.7 million. If actual demand is higher than anticipated, we may be required to increase staffing and other expenses in order to meet such demand of our customers. Alternatively, anticipated orders from our customers may be delayed or fail to materialize, thereby adversely affecting our results of operations. Such customer order fluctuations and deferrals have had a material adverse effect on us in the past, and we may experience similar effects in the future.
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
Our current use of performance based billings within Government contracts may not continue.
Our current contracts with the U.S. Navy include provisions for certain billing and collection of funds from the Government in advance of related inventory purchases and incurrence of manufacturing expenses. These contractual provisions are an integral part of our capital and liquidity profile. While we have other sources of liquidity including, but not limited to, our operations, existing cash balances and our revolving line-of-credit, and we believe we have sufficient liquidity for our anticipated needs over the next 12 months, no assurances regarding liquidity can be made. The discontinuance of performance based billing provisions from future U.S. Navy contracts would require us to fund the working capital requirements related to these contracts from other sources and otherwise could materially adversely impact our business, results of operations and financial condition.
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

The occurrence of litigation in which we could be named as a defendant is unpredictable.
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
Federal government agencies, including the Defense Contract Audit Agency (“DCAA”) and the Defense Contract Management Agency (“DCMA”), routinely audit and evaluate government contracts and government contractors’ administrative processes and systems. These agencies review the Company’s performance on contracts, pricing practices, cost structure, financial capability and compliance with applicable laws, regulations and standards. They also review the adequacy of the Company’s internal control systems and policies, including the Company’s purchasing, accounting, estimating, compensation and management information processes and systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit or investigation of our business were to uncover improper or illegal activities, then we could be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. In addition, responding to governmental audits or investigations may involve significant expenses and divert management attention. If any of the forgoing were to occur, our financial condition and operating result could be materially adversely affected.
The Company implemented a new enterprise resource planning system in November 2012 and currently remains eligible to receive cost reimbursable contracts from the U.S. Government. The Company responded in June 2013 to DCAA review comments received in the fourth quarter of fiscal 2013 regarding corrective actions to improve the reliability for accumulating costs under government contracts. While the Company’s corrective actions remain open for further review, the Company remains confident formal resolution of DCAA cost accounting practices findings will not have a material adverse impact on the Company’s financial results.
The efficiency of our operations could be adversely affected by disruptions to our Information Technology (IT) Services.
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
As required by Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. The report must contain an assessment by management of the effectiveness of our internal control over financial reporting. In addition, the independent registered public accounting firm auditing a company’s financial statements must attest to and report on the effectiveness of the company’s internal control over financial reporting, if the Company’s public equity float remains above certain thresholds.
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

Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico. At June 30, 2013, Sparton had accrued approximately $3.2 million as its estimate of the remaining minimum future undiscounted financial liability with respect to this matter. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At June 30, 2013, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded and net of DOE reimbursement, could be up to $2.4 million before income taxes over the next seventeen years. See Item 3 — “Legal Proceedings” of this Annual Report on Form 10-K.
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
A tightened credit market, either nationally or globally, may adversely affect the availability of funds to us for working capital, liquidity requirements, and other purposes, which may adversely affect our cash flows and financial condition.
On November 15, 2012, we replaced our previous revolving line-of-credit facility with a new $65 million credit facility with BMO Harris Bank N.A.The credit facility expires on November 15, 2017 and provides for up to an additional $35 million in uncommitted loans. For a summary of our banking arrangements, see Note 7, Debt, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K. We anticipate that our credit facility will be a component of our available working capital during fiscal 2014 and continue to be available to fund potential acquisition activity. However, there are no assurances that the line-of-credit will be sufficient for all purposes. Additionally, if vendors of electronic components restrict or reduce credit to us for purchase of raw materials as a result of general market conditions, the vendor’s credit status, or our financial position, it could adversely affect liquidity, cash flows, and results of operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
The following is a listing of Sparton’s principal properties as of June 30, 2013. As described below, Sparton owns the majority of these properties. These facilities provide a total of approximately 656,000 square feet of manufacturing and administrative space. There are manufacturing and office facilities at each location. Sparton’s manufacturing facilities in aggregate are underutilized. Underutilized percentages vary by plant; however, ample space exists to accommodate expected growth. Sparton believes these facilities are suitable for its operations.

Segment/Location	Square Feet	Ownership
Medical Segment:
Strongsville, Ohio	60,000	Owned
Frederick, Colorado	65,000	Leased
Watertown, South Dakota	130,000	Owned
Complex Systems Segment:
Brooksville, Florida	136,000	Owned
Thuan An District, Binh Duong Province, Vietnam (Outside of Ho Chi Minh City)	55,000	Owned
DSS Segment:
De Leon Springs, Florida	197,000	Owned
Corporate Office:
Schaumburg, Illinois	13,000	Leased
The Company’s Frederick, Colorado facility has approximately 4 years remaining on its initial lease term. The lease provides the Company the option to extend the term up to an additional five years.
While the Company owns the building and other assets in Vietnam, the land is occupied under a long-term lease covering approximately 40 years of which approximately 32 years remain. This lease is prepaid, with the cost amortized over the term of the lease, and carried in other long-term assets on our balance sheet.
As of June 30, 2013, substantially all of our assets, including real estate, are pledged as collateral to secure any potential borrowings under our revolving line-of-credit facility (see Note 7, Debt, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K).

ITEM 3.    LEGAL PROCEEDINGS
Environmental Remediation
Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Although the Company entered into a long-term lease of the Coors Road property that was accounted for as a sale of property during fiscal 2010, it remains responsible for the remediation obligations related to its past operation of this facility. At June 30, 2013, Sparton had accrued approximately $3.2 million as its estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which approximately $0.5 million is classified as a current liability and included on the balance sheet in other accrued expenses. The Company’s minimum cost estimate is based upon existing technology and excludes certain legal costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements.
In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8.4 million incurred from the date of settlement, if any, of which approximately $4.6 million has been expended as of June 30, 2013 toward the $8.4 million threshold. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At June 30, 2013, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded and net of DOE reimbursement, could be up to $2.4 million before income taxes over the next seventeen years.
The Company and its subsidiaries are also involved in certain existing compliance issues with the EPA and various state agencies, including being named as a potentially responsible party at several sites. Potentially responsible parties (“PRP”s) can be held jointly and severally liable for the clean-up costs at any specific site. The Company's past experience, however, has indicated that when it has contributed relatively small amounts of materials or waste to a specific site relative to other PRPs, its ultimate share of any clean-up costs has been minor. Based upon available information, the Company believes it has contributed only small amounts to those sites in which it is currently viewed as a PRP and that reasonably possible losses related to these compliance issues are immaterial.
U.S. Government Audits
Federal government agencies, including the Defense Contract Audit Agency (“DCAA”) and the Defense Contract Management Agency (“DCMA”), routinely audit and evaluate government contracts and government contractors’ administrative processes and systems. These agencies review the Company’s performance on contracts, pricing practices, cost structure, financial capability and compliance with applicable laws, regulations and standards. They also review the adequacy of the Company’s internal control systems and policies, including the Company’s purchasing, accounting, estimating, compensation and management information processes and systems.
The Company implemented a new enterprise resource planning system in November 2012 and currently remains eligible to receive cost reimbursable contracts from the U.S. Government. The Company responded in June 2013 to DCAA review comments received in the fourth quarter of fiscal 2013 regarding corrective actions to improve the reliability for accumulating costs under government contracts. While the Company’s corrective actions remain open for further review, the Company remains confident formal resolution of DCAA cost accounting practices findings will not have a material adverse impact on the Company’s financial results.
Other
In addition to the foregoing, from time to time, the Company is involved in various legal proceedings relating to claims arising in the ordinary course of business. The Company is not currently a party to any such legal proceedings, the outcome of which, individually or in the aggregate, is expected to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “SPA”.
The table below sets forth the high and low closing prices of our common stock as reported by the NYSE for each quarter during the last two years:

	Quarter
	1st	2nd	3rd	4th
Year ended June 30, 2013
High	$12.69	$14.38	$15.50	$17.24
Low	$9.52	$12.05	$13.33	$12.31
Year ended June 30, 2012
High	$10.60	$8.89	$9.60	$10.05
Low	$6.28	$5.70	$8.02	$8.63
Holders. As of August 19, 2013, there were 407 record holders of our common stock. The number of record holders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries.
Dividends. We have not paid dividends on our common stock during either fiscal 2013 or fiscal 2012. Other than in fiscal 2006, the Company has not declared or paid cash dividends on our common stock for many years. In addition, our credit facility prohibits us from declaring or paying any dividends on our capital stock in excess of $3.0 million during any fiscal year without obtaining prior approval from our credit facility providers.
Securities Authorized for Issuance Under Equity Compensation Plans. See our disclosure below in “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Unregistered Sales of Equity Securities and Use of Proceeds. The following table provides information about shares of common stock the Company acquired during the three months ended June 30, 2013:

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2013 to April 30, 2013	—	—	—	—
May 1, 2013 to May 31, 2013	25,000	$16.25	25,000	$2,592,376
June 1, 2013 to June 30, 2013	103,158	$16.62	103,158	$874,121
Total	128,158	$16.55	128,158	$874,121
(a) On May 1, 2013, the Company’s Board of Directors approved a repurchase by the Company of up to $3.0 million of shares of its common stock over a 12-month period. The Company has been authorized to purchase shares from time to time in open market, block transactions and privately negotiated transactions at prices deemed appropriate by management, depending on market conditions, applicable laws and other factors. The stock repurchase program does not require the Company to repurchase any specific number of shares and can be modified, extended or terminated by the Board of Directors at any time.

Performance Graph. The performance graph below compares the cumulative total shareholder return on our common stock for the past five years against the cumulative total return of a broad market index (Russell 2000 Index) and a peer group index, which is composed of AeroVironment, Inc., American Science and Engineering, Inc., Analogic Corporation, AngioDynamics, Inc., API Technologies Corp., Astronics Corporation, Ducommun, Inc., Exactech, Inc., Greatbatch, Inc., IEC Electronics Corp., Key Tronic Corporation, LMI Aerospace, Inc, Maxwell Technologies, Inc., Mercury Systems, Inc., Micrel, Inc., Newport Corporation, Raven Industries, Inc., Sypris Solutions, Inc. and Universal Electronics, Inc. The comparative peer group was selected based on a review of publicly available information about these companies and the Company’s determination that they are engaged in electronics manufacturing businesses similar to that of the Company or its reportable operating segments.
The graph assumes that $100.00 was invested in our common stock and in each index on June 30, 2008. The total return for the common stock and the indices used assumes the reinvestment of dividends, if any. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.
Comparison of Cumulative Total Return
Among Sparton Corporation,
Russell 2000 Index and Peer Group Index

	6/30/2008	6/30/2009	6/30/2010	6/30/2011	6/30/2012	6/30/2013
Sparton Corporation	100.00	69.05	119.76	243.33	235.71	410.48
Russell 2000 Index	100.00	74.99	91.10	125.18	122.58	152.25
Peer Group	100.00	88.93	101.07	138.05	116.99	127.10

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

	2013 (a)(b)	2012 (a)	2011 (a)	2010	2009
Operating Results:
Net sales	$266,015	$223,577	$203,352	$173,977	$221,871
Cost of goods sold	220,413	185,075	170,184	147,394	205,985
Gross profit	45,602	38,502	33,168	26,583	15,886
Selling and administrative expenses	26,451	22,232	20,842	18,205	18,851
Internal research and development expenses	1,300	1,293	1,110	—	—
Amortization of intangible assets	1,575	435	545	467	492
Restructuring/impairment charges	55	(68)	75	4,076	7,008
Gain on acquisition	(62)	—	(2,550)	—	—
Gain on sale of property, plant and equipment	—	—	(139)	(3,119)	(10)
Impairment of intangible asset	—	—	3,663	—	—
Impairment of goodwill	—	—	13,153	—	—
Other operating expenses	13	65	298	1,232	802
Operating income (loss)	16,270	14,545	(3,829)	5,722	(11,257)
Other income (expense), net	131	41	(114)	(198)	(2,709)
Income (loss) before income taxes	16,401	14,586	(3,943)	5,524	(13,966)
Provision for (benefit from) income taxes	2,763	5,078	(11,404)	(1,916)	1,787
Net income (loss)	$13,638	$9,508	$7,461	$7,440	$(15,753)
Weighted-Average Common Shares Outstanding:
Common stock — basic	10,193,530	10,174,176	10,217,494	9,972,409	9,811,635
Common stock — diluted	10,228,687	10,208,810	10,255,368	9,972,409	9,811,635
Per Share of Common Stock — Income (Loss):
Common stock — basic	$1.34	$0.93	$0.73	$0.75	$(1.61)
Common stock — diluted	$1.33	$0.93	$0.73	$0.75	$(1.61)
Shareholders’ equity — Per Share	$9.48	$8.16	$7.33	$6.30	$5.52
Cash Dividends — Per Share	$—	$—	$—	$—	$—
Other Financial Data:
Total assets	$166,200	$144,555	$122,609	$119,861	$155,002
Working capital	$50,994	$59,347	$51,323	$37,730	$32,898
Working capital ratio	1.91:1	2.05:1	2.22:1	1.82:1	1.38:1
Debt	$11,539	$1,669	$1,796	$1,917	$22,959
Shareholders’ equity	$95,748	$82,488	$75,047	$64,269	$54,895

(a)
The operating results of the Medical business of Onyx EMS, LLC and those acquired from Delphi Medical Systems, LLC and Byers Peak, Incorporated have been included in the Company’s consolidated financial results since the dates of acquisition on November 15, 2012, August 6, 2010 and March 4, 2011, respectively.

(b)	The operating results of the Complex Systems business acquired from Creonix, LLC have been included in the Company's consolidated financial results since the date of acquisition on June 6, 2013.

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
Business Overview
General
The Company is a provider of complex and sophisticated electromechanical devices with capabilities that include concept development, design and manufacturing engineering, production, distribution, and field service. The Company serves the Medical & Biotechnology, Military & Aerospace and Industrial & Commercial markets through three reportable business segments; Medical Device (“Medical”), Complex Systems (“CS”) and Defense & Security Systems (“DSS”).
All of the Company's facilities are registered to ISO standards, including 9001 or 13485, with most having additional certifications. The Company's products and services include products for Original Equipment Manufacturers (“OEM”) and Emerging Technology (“ET”) customers that are microprocessor-based systems that include transducers, printed circuit boards and assemblies, sensors, and electromechanical components, as well as development and design engineering services relating to these product sales. Sparton also develops and manufactures sonobuoys, anti-submarine warfare (“ASW”) devices used by the United States Navy and other free-world countries. Many of the physical and technical attributes in the production of sonobuoys are similar to those required in the production of the Company's other electrical and electromechanical products and assemblies.
The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company's resources on a segment basis. Net sales are attributed to the segment in which the product is manufactured or service is performed. A segment's performance is evaluated based upon its operating income (loss). A segment's operating income (loss) includes its gross profit on sales less its selling and administrative expenses, including allocations of certain corporate operating expenses. Certain corporate operating expenses are allocated to segment results based on the nature of the service provided. Other corporate operating expenses, including certain administrative, financial and human resource activities as well as items such as interest expense, interest income, other income (expense) and income tax expense (benefit), are not allocated to operations and are excluded from segment profit. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments. Inter-segment transactions are generally accounted for at amounts that approximate arm's length transactions. Identifiable assets by segments are those assets that are used in each segment's operations. The accounting policies for each of the segments are the same as for the Company taken as a whole.
Medical Segment
Medical segment operations are comprised of contract design, manufacturing, and aftermarket repair and refurbishment of sophisticated medical and biotechnology devices and sub-assemblies. Customers include industry leaders, emerging technologies companies and start-ups. In manufacturing devices for its customers, this business unit follows specific design and manufacturing processes to assure product reliability and safety in accordance with Food and Drug Administration (“FDA”) guidelines and approvals. This group specializes in technologies, systems and processes required by medical OEM and ET customers primarily in the diagnostic, therapeutic, surgical and laboratory device segments of the medical and biotechnology marketplaces. The Medical segment also includes environmental monitoring and industrial systems and controls customers.
Complex Systems Segment
Complex Systems segment operations are comprised of manufacturing and aftermarket repair and refurbishment of sophisticated printed circuit card assemblies, sub-assemblies, full product assemblies, and cable/wire harnesses. Customers include military and aerospace, as well as industrial and commercial OEM's. In manufacturing for its customers, this segment adheres to very strict military and aerospace specifications in addition to product and process certifications. Customers are primarily engaged in applications that include: flight controls, cockpit displays, fuel system controls, secure communications, early warning detection, security systems, satellite communications, and audio .

DSS Segment
Defense & Security segment operations are comprised of design, development and production of products for both domestic and foreign defense as well as commercial needs. Sparton designs and manufactures anti-submarine warfare ("ASW") devices known as sonobuoys for the U.S. Navy and foreign governments that meet Department of State licensing requirements. This segment also performs an engineering development function for the United States military and prime defense contractors for advanced technologies ultimately leading to future defense products as well as replacements for existing products. The sonobuoy product line is built to stringent military specifications. These products are restricted by International Tariff and Arms Regulations (“ITAR”) and qualified by the U.S. Navy, which limits opportunities for competition. Additionally, this business unit internally develops and markets commercial products for underwater acoustics and microelectromechanical (“MEMS”)-based inertial measurement.
Risks and Uncertainties
Sparton, as a high-mix, low to medium volume supplier, provides rapid product turnaround for customers. High-mix describes customers needing multiple product types with generally low to medium volume manufacturing runs. As a contract manufacturer with customers in a variety of markets, the Company has substantially less visibility of end user demand and, therefore, forecasting sales can be problematic. Customers may cancel their orders, change production quantities and/or reschedule production for a number of reasons. Depressed economic conditions may result in customers delaying delivery of product, or the placement of purchase orders for lower volumes than previously anticipated. Unplanned cancellations, reductions, or delays by customers may negatively impact the Company's results of operations. As many of the Company's costs and operating expenses are relatively fixed within given ranges of production, a reduction in customer demand can disproportionately affect the Company's gross margins and operating income. The majority of the Company's sales have historically come from a limited number of customers. Significant reductions in sales to, or a loss of, one of these customers could materially impact our operating results if the Company were not able to replace those sales with new business.
Other risks and uncertainties that may affect our operations, performance, growth forecasts and business results include, but are not limited to, timing and fluctuations in U.S. and/or world economies, sharp volatility of world financial markets over a short period of time, competition in the overall contract manufacturing business, availability of production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, uncertainties associated with the outcome of litigation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation and customer labor and work strikes. Further risk factors are the availability and cost of materials, as well as non-cancelable purchase orders we have committed to in relation to customer forecasts that can be subject to change. A number of events can impact these risks and uncertainties, including potential escalating utility and other related costs due to natural disasters, as well as political uncertainties such as the unrest in Africa and the Middle East. Additional trends, risks and uncertainties include dependence on key personnel, risks surrounding acquisitions, uncertainties surrounding the global economy, U.S. healthcare legislation and U.S. budget sequestration and the effects of those uncertainties on OEM behavior, including heightened inventory management, product development cycles and outsourcing strategies. Finally, the Sarbanes-Oxley Act, and more recently the Dodd-Frank Act, have required or will require changes in, and formalization of, some of the Company's corporate governance and compliance practices. The SEC and the New York Stock Exchange have also passed or will pass related rules and regulations requiring additional compliance activities, including those implementing the conflict minerals provisions of the Dodd-Frank Act. Compliance with these rules has increased administrative costs and may increase these costs further in the future. A further discussion of the Company’s risk factors has been included in Part I, Item 1A, “Risk Factors”, of this Annual Report on Form 10-K. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.
Acquisitions
Onyx EMS, LLC
On November 15, 2012, the Company completed the acquisition of Onyx EMS, LLC (“Onyx”) in a $43.25 million all-cash transaction, subject to certain post-closing adjustments, which was financed through the use of Company cash and borrowings under the Company's new credit facility. Additional consideration of $2.19 million was paid in relation to a post-closing working capital adjustment, which was settled in the Company's fiscal 2013 third quarter. The transaction includes an approximate $4.3 million escrowed holdback which is available to fund potential seller indemnification obligations in relation to the acquisition agreement.

The acquired business, which is reported in the Company's Medical segment, provides further expansion regionally into the Minneapolis medical device corridor, diversifying the Company's customer base through both existing programs and a strong business development pipeline, and increases the number of complex sub-assembly and full device programs within Sparton. Additionally, Onyx brings solid, long-term customer relationships that will utilize Sparton's expanded list of service offerings such as our low cost country footprint in Vietnam and full engineering design capabilities. Onyx primarily manufactures medical devices for OEM and ET companies, including products for cardiovascular diagnostics, hearing assistance, patient temperature and warming, point-of-care diagnostics, and surgical equipment used in intraosseous medicine. Onyx also produces products such as precision measurement instruments for monitoring air quality and pollution, commercial fire and smoke alarm systems, sensing tools, test fixtures, and complex LED assemblies.
Total purchase consideration has been preliminarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their provisionally estimated fair values at the acquisition date. The Onyx acquisition has preliminarily resulted in approximately $7.2 million of goodwill, which is expected to be deductible for tax purposes and which has been assigned entirely to the Company's Medical segment. The Company believes goodwill primarily relates to the complementary strategic fit, including regional expansion into the Minneapolis medical device corridor, resulting synergies and the acquired workforce that this business brings to existing operations. The provisional fair values of acquired identifiable intangible assets have been determined to be Level 3 under the fair value hierarchy and have been estimated based on future cash flows and customer attrition rates, discounted using an estimated weighted average cost of capital. The customer relationships are being amortized using an accelerated methodology over ten years. The non-compete agreements are being amortized on a straight-line basis over one year as the ratable decline in value over time is most consistent with the contractual nature of these assets.
Included in the Company's Consolidated Statements of Income and the results for the Company's Medical segment for the year ended June 30, 2013 are net sales of approximately $31.2 million, gross profit of approximately $3.8 million and operating income of approximately $0.1 million resulting from the acquisition of Onyx since November 15, 2012. Included in these results for the year ended June 30, 2013 is recognition as additional cost of goods sold of gross profit of approximately $0.6 million capitalized as part of the purchase accounting for Onyx. Also included in these results are depreciation and amortization for the year ended June 30, 2013 of approximately $2.6 million.
The Company incurred professional fees and other costs related to this acquisition aggregating approximately $0.3 million. These costs were recognized as selling and administrative expenses in the year ended June 30, 2013.
The following table summarizes, on a pro forma basis, the results of operations of Onyx as though the acquisition had occurred as of July 1, 2011. The pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the acquisition occurred as of July 1, 2011 or of future operating results (in thousands):

	For the Years Ended June 30,
	2013			2012
	Pre	Post	Onyx	Onyx
	Acquisition	Acquisition	Pro Forma	Pro Forma
Net sales	$18,198	$31,189	$49,387	$49,941
Gross profit	$2,920	$4,381	$7,301	$6,879
Operating income	$712	$688	$1,400	$(720)
Depreciation and amortization reflected in the above numbers	$1,551	$2,603	$4,154	$4,109
Pro forma results presented above reflect: (1) incremental depreciation relating to fair value adjustments to property, plant and equipment; (2) amortization relating to fair value estimates of intangible assets; and (3) elimination of Onyx interest expense relating to debt paid off in conjunction with the transaction as though the transaction occurred as of July 1, 2011.
Additionally, the capitalization of approximately $0.6 million of gross profit recognized as part of the purchase accounting for Onyx, which was fully recognized as additional cost of goods sold in the Company's fiscal 2013 statement of income, is reflected in the pro forma results above as though it was recognized during the year ended June 30, 2012 and has been removed from the pro forma results for the year ended June 30, 2013. The fiscal 2013 non-cash capitalization of profit as part of the fair value accounting for the acquired inventory of Onyx will not impact margin percentage in future years.
Pro forma results presented above for the year ended June 30, 2012 include significant and unusual write-downs of inventory of approximately $0.3 million and accounts receivable of approximately $0.4 million related to an Onyx customer, which was excluded from the acquisition.

The pre-acquisition results of Onyx included in the pro forma results above include a fee charged by the former owner of approximately $0.3 million and $0.9 million for the years ended June 30, 2013 and 2012, respectively, to cover the compensation of certain management personnel and other services that were performed by the former owner including treasury, cash management, tax, risk and benefit management and in-house legal services. The Company estimates that it will incur approximately $0.5 million annually in relation to providing these types of services going forward.
Creonix, LLC
On June 6, 2013, the Company completed the acquisition of certain assets related to the contract manufacturing business of Creonix, LLC (“Creonix”) in an approximate $2.1 million all-cash transaction. The acquired $12 million revenue business, which is reported in the Company's Complex Systems segment, provides the Company with the capability of cable and wire harness engineering and assembly. Additionally, the acquisition provides further expansion into the Industrial and Military & Aerospace markets, diversifies Sparton's customer base and increases utilization of the Company's existing assets through the expected consolidation of this business into CS's Brooksville, Florida plant during the first six months of fiscal 2014. Creonix primarily manufactures products and components for battery monitoring, high speed optical imaging, neuromuscular incapacitation, imaging and wiring assemblies for military applications, and electrical grid transformer protection systems.
Included in the Company’s Consolidated Statement of Operations for the year ended June 30, 2013 are net sales of approximately $0.3 million and loss before provision for income taxes of approximately $0.1 million resulting from the acquisition of Creonix since June 6, 2013.
The Company incurred professional fees and other costs related to this acquisition aggregating approximately $0.1 million. These costs were recognized as selling and administrative expenses in the year ended June 30, 2013.
Aydin Displays, Inc.
On August 30, 2013, the Company completed the acquisition of certain assets of Aydin Displays, Inc. (“Aydin”). The purchase price of $15.0 million is subject to a final working capital adjustment and was financed through the use of borrowings under the Company's Credit Facility. The acquired business, which will be part of the Company's DSS segment and which is expected to add $18 million in projected annualized revenue, develops enhanced flat panel display and touch-screen solutions with application-critical performance criteria including ruggedization, high resolution, color accuracy, response/refresh times, sunlight readability and other criteria such as magnetic interference and emanations security for the Military & Aerospace and Civil Marine markets. These products are currently specified in the U.S. Navy P8A Poseidon ASW aircraft behind-the-cockpit control center, the command and control centers of many U.S. Navy ships, Federal Aviation Administration air traffic control systems, and cockpit command centers for various civil marine applications. The initial accounting for the acquisition is not complete pending detailed analyses of the facts and circumstances that existed as of the acquisition date.

Consolidated Results of Operations
Summary
The major elements affecting net income for the year ended June 30, 2013 as compared to the year ended June 30, 2012 were as follows (in millions):

Net income fiscal 2012		$9.5
Increased gross profit from acquired Medical business	$3.8
Increased gross profit on legacy Medical programs	2.3
Increased gross profit on Complex Systems programs	0.6
Increased gross profit on DSS programs	0.4
Increased selling and administrative expenses from acquired Medical business	(2.5)
Increased selling and administrative expenses from legacy business	(1.7)
Increased amortization of intangible assets	(1.1)
Decreased interest expense	0.2
Decreased income tax expense	2.3
Other, net	(0.2)
Net change		4.1
Net income fiscal 2013		$13.6
Compared to Fiscal 2012, Fiscal 2013 was impacted by:

•	Increased gross profit on Medical programs acquired from Onyx.

•	Increased gross profit on legacy Medical business due mainly to increased sales volume and certain favorable product mix.

•	Increased gross profit on CS programs reflecting increased capacity utilization.

•
Increased gross profit on DSS programs due to increased sonobuoy sales to the U.S. Navy and increased digital compass sales, partially offset by decreased foreign sonobuoy sales volume and decreased U.S. Navy engineering sales.

•	Increased selling and administrative expenses related to the Company's new Watertown, South Dakota facility.

•
Increased selling and administrative expenses primarily reflecting professional and travel expenses related to the pursuit of acquisitions, costs related to the Company's overall transformation of its finance organization and increased business development costs.

•	Increased fiscal 2013 amortization of customer relationships and non-compete agreements acquired with Onxy and Creonix.

•
Decreased interest expense reflecting lower amortization of financing fees paid and lower facility fees as compared to the prior year, partially offset by borrowings under the Company's new credit facility in the current period.

•
Fiscal 2013 recognition of a $2.1 million tax benefit with respect to the Company's investments in a Canadian subsidiary that held the Company's Canadian operations until these operations were ceased during fiscal 2009. Additionally, excluding this discrete tax benefit, the fiscal 2013 effective income tax rate of 29.3% compared to an effective income tax rate of 34.8% in the prior year, reflecting an increased domestic manufacturing deduction and other non-recurring items. The Company's use of this deduction was more limited in fiscal 2012 due to a greater use of net operating loss carryovers to offset Federal taxable income during that year.

Presented below are more detailed comparative data and discussions regarding our consolidated and reportable segment results of operations for the year ended June 30, 2013 compared to the year ended June 30, 2012, and the year ended June 30, 2012 compared to the year ended June 30, 2011.

For the Year ended June 30, 2013 compared to the Year ended June 30, 2012
The following table presents consolidated statements of income data as a percentage of net sales for the years ended June 30, 2013 and 2012 (dollars in thousands):

	2013		2012
	Total	% of Sales	Total	% of Sales
Net sales	$266,015	100.0%	$223,577	100.0%
Cost of goods sold	220,413	82.9	185,075	82.8
Gross profit	45,602	17.1	38,502	17.2
Selling and administrative expenses	26,451	9.9	22,232	9.9
Internal research and development expenses	1,300	0.5	1,293	0.6
Amortization of intangible assets	1,575	0.6	435	0.2
Restructuring charges	55	—	(68)	—
Gain on acquisition	(62)	—	—	—
Other operating expense, net	13	—	65	—
Operating income	16,270	6.1	14,545	6.5
Total other income, net	131	0.1	41	—
Income before provision for income taxes	16,401	6.2	14,586	6.5
Provision for income taxes	2,763	1.1	5,078	2.2
Net income	$13,638	5.1%	$9,508	4.3%
The following table presents net sales by reportable segment for the years ended June 30, 2013 and 2012 (dollars in thousands):

	2013		2012
	Sales	% of Total	Sales	% of Total	% Change
SEGMENT
Medical	$146,873	55.2%	$110,894	49.6%	32.4%
Complex Systems	60,649	22.8	53,609	24.0	13.1
DSS	76,818	28.9	74,102	33.1	3.7
Eliminations	(18,325)	(6.9)	(15,028)	(6.7)	21.9
Totals	$266,015	100.0%	$223,577	100.0%	19.0
The following table presents gross profit and gross profit as a percent of net sales by reportable segment for the years ended June 30, 2013 and 2012 (dollars in thousands):

	2013		2012
	Gross Profit	GP%	Gross Profit	GP%
SEGMENT
Medical	$21,287	14.5%	$15,242	13.7%
Complex Systems	6,388	10.5	5,762	10.7
DSS	17,927	23.3	17,498	23.6
Totals	$45,602	17.1	$38,502	17.2

The following table presents operating income (loss) and operating income (loss) as a percent of net sales for the years ended June 30, 2013 and 2012 (dollars in thousands):

	2013		2012
	Operating Income	% of Sales	Operating Income	% of Sales
SEGMENT
Medical	$11,602	7.9%	$8,685	7.8%
Complex Systems	3,615	6.0	2,985	5.6
DSS	11,692	15.2	12,415	16.8
Corporate and other unallocated	(10,639)	—	(9,540)	—
Totals	$16,270	6.1	$14,545	6.5
Medical
Included in the Company's Consolidated Statements of Income and the results for the Company's Medical segment for the year ended June 30, 2013 are net sales of approximately $31.2 million, gross profit of approximately $3.8 million and operating income of approximately $0.1 million, resulting from the acquisition of Onyx since November 15, 2012. Included in these results for the year ended June 30, 2013 is recognition as additional cost of goods sold of approximately $0.6 million gross profit capitalized as part of the purchase accounting for Onyx. Also included in these results are depreciation and amortization for the seven and one half months ended June 30, 2013 of approximately $2.6 million.
Excluding the fiscal year 2013 incremental sales from the acquisition of Onyx, legacy Medical sales increased approximately $4.8 million in the year ended June 30, 2013 as compared with the prior year. Reflected within the increase is $19.0 million of increased sales to this business unit's largest customer due to expanded demand for its programs and additional refurbishment service revenue which began in the second half of fiscal 2012. Additionally reflected is $2.7 million of increased sales to another customer to meet increased demand for its products. Partially offsetting these increases were decreased sales to three customers totaling $17.3 million. Decreased sales to one customer reflect the dual sourcing of certain of its programs with the Company during fiscal 2012. Decreased sales to the remaining two customers reflect these customers' disengagements during fiscal 2012. Several other customers in the aggregate accounted for the remaining sales variance. Medical sales are dependent on a small number of key strategic customers. Fenwal Blood Technologies contributed 20% and 15% of consolidated Company net sales during the years ended June 30, 2013 and 2012, respectively. Medical backlog was approximately $74.6 million at June 30, 2013 compared to $46.2 million at June 30, 2012. Commercial orders, in general, may be rescheduled or cancelled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the June 30, 2013 Medical backlog is currently expected to be realized in the next 12 months.
Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and costs associated with new program introduction. The gross profit percentage on Medical sales increased to 14.5% for the year ended June 30, 2013 compared to 13.7% for the year ended June 30, 2012. This margin percentage on Medical sales comparison reflects certain favorable product mix between the two periods, partially offset by the impact of a non-cash capitalization of profit as part of the fair value accounting for the acquired inventory of Onyx and the impact of increased depreciation relating to the write-up in value of the Watertown, South Dakota facility assets in connection with the acquisition accounting for Onyx purchase. The capitalization of gross profit recognized as part of the purchase accounting for Onyx was fully recognized as additional cost of goods sold in the Company's second quarter statement of income and will not impact margin percentage in future periods.
Selling and administrative expenses relating to the Medical segment were $8.1 million and $6.2 million for the years ended June 30, 2013 and 2012, respectively. The current year period includes $2.5 million of incremental expenses related to the Company's acquired business in Watertown, South Dakota. The prior year period includes certain costs relating to changes in operational leadership in fiscal 2012.
Amortization of intangible assets was $1.6 million and $0.4 million for the years ended June 30, 2013 and 2012, respectively. The increase relates to amortization of customer relationships and non-compete agreements acquired as part of the Onyx transaction.

Complex Systems
Excluding an increase in intercompany sales of $3.1 million and $0.3 million of incremental sales from the acquisition of Creonix, legacy CS sales to external customers for the year ended June 30, 2013 increased $3.6 million as compared with the prior year, due primarily to $4.4 million of increased sales to four customers, reflecting relative demand for each of these customers' products. Partially offsetting these increases was $1.0 million of decreased sales to one customer reflecting this customer's inventory management efforts in the current year. CS intercompany sales result primarily from the production of circuit boards that are utilized in DSS product sales. These intercompany sales are eliminated in consolidation. CS backlog was approximately $39.7 million at June 30, 2013 compared to $25.5 million at June 30, 2012. Commercial orders, in general, may be rescheduled or cancelled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the June 30, 2013 CS backlog is currently expected to be realized in the next 12 months.
The gross profit percentage on CS sales remained relatively consistent at 10.5% for the year ended June 30, 2013 compared to 10.7% for the year ended June 30, 2012, reflecting increased capacity utilization, partially offset by unfavorable product mix between the comparable periods.
Selling and administrative expenses relating to the CS segment remained relatively consistent at $2.8 million for each of the years ended June 30, 2013 and 2012.
Restructuring charges related to the CS segment were $0.1 million for the year ended June 30, 2013 and relate to the consolidation of the recently acquired Creonix business into the Company's Brooksville, Florida facility. For a further discussion of this restructuring activity see Note 14, Restructuring Activities, of the "Notes to Consolidated Financial Statements" in this Annual Report.
DSS
DSS sales increased approximately $2.7 million in the year ended June 30, 2013 as compared with the prior year, reflecting increased U.S. Navy sonobuoy production and digital compass sales in the current year, partially offset by decreased sonobuoy sales to foreign governments and decreased engineering sales revenue. Total sales to the U.S. Navy in the years ended June 30, 2013 and 2012 were approximately $53.2 million and $44.4 million, respectively, or 20% of consolidated Company net sales for each of those years. Sonobuoy sales to foreign governments were $22.0 million and $29.0 million in the years ended June 30, 2013 and 2012, respectively. DSS backlog was approximately $85.5 million at June 30, 2013 compared to $76.7 million at June 30, 2012. A majority of the June 30, 2013 DSS backlog is currently expected to be realized in the next 18 months.
The gross profit percentage on DSS sales remained relatively consistent at 23.3% and 23.6% for the years ended June 30, 2013 and 2012, respectively. Gross profit percentage was adversely affected in fiscal 2013 by decreased foreign sonobuoy sales as compared to the prior year, partially offset by favorable product mix on increased U.S. Navy sonobuoy sales and the favorable impact of increased digital compass sales.
Selling and administrative expenses relating to the DSS segment were $4.9 million and $3.8 million for the years ended June 30, 2013 and 2012, respectively, primarily reflecting increased business development efforts and increased corporate allocated charges in the current fiscal year.
Internal research and development expenses reflect costs incurred for the internal development of technologies for use in navigation, heading and positioning systems applications. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment. The Company incurred $1.3 million of internally funded research and development expenses in each of the years ended June 30, 2013 and 2012.
Corporate and Other Unallocated
Total corporate selling and administrative expenses were $17.7 million and $16.3 million for the years ended June 30, 2013 and 2012, respectively,with the increase primarily reflecting professional and travel expenses relating to the pursuit of acquisitions and costs related to the Company's overall transformation of its finance organization. Of these costs, $7.1 million and $6.8 million, respectively, were allocated to segment operations in each of these periods. Allocations of corporate selling and administrative expenses are based on the nature of the service provided and can fluctuate from period to period.
Interest expense consists of interest and fees on our outstanding debt and revolving credit facility, including amortization of financing costs. Interest expense was $0.5 million and $0.7 million for the years ended June 30, 2013 and 2012, respectively. Fiscal 2013 was favorably impacted by lower amortization of financing fees paid and lower facility fees as compared to the prior year period, partially offset by borrowings under the Company's new credit facility in the current period. See Note 7, Debt, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K for a further discussion of debt.

Other income (expense), net for the year ended June 30, 2012 includes a gain on sale of investment of $0.1 million from the sale of the Company’s interest in Cybernet Systems Corporation.
The Company is responsible for income taxes in each jurisdiction in which it operates. During the year ended June 30, 2013, the Company recognized a $2.1 million income tax benefit with respect to the Company's investments in a Canadian subsidiary that held the Company's Canadian operations until these operations were ceased during fiscal 2009. Excluding this discrete tax benefit, the Company recorded income tax expense of approximately $4.9 million, or an effective rate of 29.3% for the year ended June 30, 2013 compared to an income tax expense of approximately $5.1 million, or an effective rate of approximately 34.8%, for the year ended June 30, 2012. The fiscal 2013 effective rate was favorably impacted in comparison to the rate in the prior year by the domestic manufacturing deduction and other non-recurring items. The use of this deduction in fiscal 2012 was limited to a greater extent than in the current year due to the greater use of net operating loss carryovers to offset Federal taxable income during that year. See Note 8, Income Taxes, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K. Based on the Company's current projections, the Company's effective income tax rate for fiscal 2014 is expected to be between 32% and 33%.
Due to the factors described above, the Company reported net income of $13.6 million ($1.34 per share, basic and $1.33 per share diluted) for the year ended June 30, 2013, compared to net income of $9.5 million ($0.93 per share, basic and diluted) for the prior fiscal year.
For the Year ended June 30, 2012 compared to the Year ended June 30, 2011
The following table presents consolidated statements of income data as a percentage of net sales for the years ended June 30, 2012 and 2011 (dollars in thousands):

	2012		2011
	Total	% of Sales	Total	% of Sales
Net sales	$223,577	100.0%	$203,352	100.0%
Cost of goods sold	185,075	82.8	170,184	83.7
Gross profit	38,502	17.2	33,168	16.3
Selling and administrative expenses	22,232	9.9	20,842	10.3
Internal research and development expenses	1,293	0.6	1,110	0.5
Restructuring charges	(68)	—	75	—
Gain on acquisition	—	—	(2,550)	(1.2)
Gain on sale of property, plant and equipment, net	—	—	(139)	(0.1)
Impairment of intangible asset	—	—	3,663	1.8
Impairment of goodwill	—	—	13,153	6.5
Other operating expense, net	500	0.2	843	0.4
Operating income (loss)	14,545	6.5	(3,829)	(1.9)
Total other income (expense), net	41	—	(114)	—
Income (loss) before benefit from income taxes	14,586	6.5	(3,943)	(1.9)
Provision for (Benefit from) income taxes	5,078	2.2	(11,404)	(5.6)
Net income	$9,508	4.3%	$7,461	3.7%

The following table presents net sales by reportable segment for the years ended June 30, 2012 and 2011 (in thousands):

	2012		2011
	Sales	% of Total	Sales	% of Total	% Change
SEGMENT
Medical	$110,894	49.6%	$98,028	48.2%	13.1%
Complex Systems	53,609	24.0	49,835	24.5	7.6
DSS	74,102	33.1	69,720	34.3	6.3
Eliminations	(15,028)	(6.7)	(14,231)	(7.0)	5.6
Totals	$223,577	100.0%	$203,352	100.0%	9.9

The following table presents gross profit and gross profit as a percent of net sales by reportable segment for the years ended June 30, 2012 and 2011 (in thousands):

	2012		2011
	Gross Profit	GP%	Gross Profit	GP%
SEGMENT
Medical	$15,242	13.7%	$12,938	13.2%
Complex Systems	5,762	10.7	4,835	9.7
DSS	17,498	23.6	15,395	22.1
Totals	$38,502	17.2	$33,168	16.3
The following table presents operating income (loss) and operating income (loss) as a percent of net sales for the years ended June 30, 2012 and 2011 (in thousands):

	2012		2011
	Operating Income	% of Sales	Operating Income	% of Sales
SEGMENT
Medical	$8,685	7.8%	$(8,011)	(8.2)%
Complex Systems	2,985	5.6	1,586	3.2
DSS	12,415	16.8	10,869	15.6
Corporate and other unallocated	(9,540)	—	(8,273)	—
Totals	$14,545	6.5	$(3,829)	(1.9)
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

In conjunction with its annual test of goodwill, the Company recorded a non-cash impairment charge of approximately $13.2 million during the fourth quarter of fiscal 2011 related to its Ohio reporting unit. The impairment reflected various downward trends in volume within the Company’s Ohio reporting unit, which was acquired in fiscal 2006, including the impact of a customer disengagement and Siemens’ fiscal 2011 fourth quarter notification of its intent to dual source certain programs with us as part of an overall dual sourcing strategy for certain of its critical programs. As a result of these downward trends in volume, the Company also recorded a non-cash impairment charge of approximately $3.7 million during the fourth quarter of fiscal 2011 related to its customer relationships intangible asset acquired with its Ohio Medical business in fiscal 2006. No impairments of goodwill or identifiable intangible assets occurred during fiscal 2012. See below in “Critical Accounting Policies and Estimates — Goodwill and Intangible Assets” for a complete discussion regarding these impairment charges and the contributing reasons.
Complex Systems
CS sales increased approximately $3.8 million in the year ended June 30, 2012 as compared with the prior year. The comparable sales reflect $6.1 million of increased sales to multiple new and existing customers, offset by $3.1 million reduced demand for two customers’ programs. CS sales also include intercompany sales resulting primarily from the production of circuit boards that are utilized in DSS product sales. Intercompany sales increased approximately $0.8 million in fiscal 2012 as compared to the prior year. These intercompany sales are eliminated in consolidation.
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
Internal research and development expenses reflect costs incurred for the internal development of technologies for use in navigation, heading and positioning systems applications. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment. The Company incurred $1.3 million and $1.1 million of internally funded research and development expenses in the years ended June 30, 2012 and 2011, respectively.
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
Interest expense consists of interest and fees on our outstanding debt and revolving credit facility, including amortization of financing costs. Interest expense was $0.7 million for each of the years ended June 30, 2012 and 2011. See Note 7, Debt, of the “Notes to Condensed Consolidated Financial Statements” in this Annual Report on Form 10-K for a further discussion of debt.
Other income (expense), net for the year ended June 30, 2012 includes a gain on sale of investment of $0.1 million from the sale of the Company’s interest in Cybernet Systems Corporation.
The Company is responsible for income taxes in each jurisdiction in which it operates. The Company recorded an income tax expense of approximately $5.1 million for the year ended June 30, 2012 compared to an income tax benefit of approximately $11.4 million for the year ended June 30, 2011. At June 30, 2011, the Company reinstated approximately $11.7 million of deferred tax assets as the Company believed it was more likely than not that it would be able to utilize these tax benefits in future periods. See Note 8, Income Taxes, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K.
Due to the factors described above, the Company reported net income of $9.5 million ($0.93 per share, basic and diluted) for the year ended June 30, 2012, compared to net income of $7.5 million ($0.73 per share, basic and diluted) for the prior fiscal year.
Liquidity and Capital Resources
On November 15, 2012, the Company replaced its previous revolving line-of-credit facility with a new $65 million credit facility with BMO Harris Bank N.A., as a lender and as agent for future additional lenders under the facility. Bank of America N.A. was added an additional lender under the facility during the fourth quarter of fiscal 2013. The line-of-credit facility consists of a $35 million revolving line-of-credit facility (the “Revolving Credit”) to support the Company's working capital needs and other general corporate purposes, and a $30 million acquisition loan commitment (the “Acquisition Facility” and together with the Revolving Credit, the “Credit Facility”) to finance permitted acquisitions, including the acquisition of Onyx and Creonix. The Credit Facility expires on November 15, 2017, is secured by substantially all assets of the Company and provides for up to an additional $35 million in uncommitted loans available for additional Revolving Credit loans or Acquisition Facility loans. As a condition of the Credit Facility, the Company is subject to certain customary covenants, with which it was in compliance at June 30, 2013. The Company had $10.0 million of borrowings drawn against the Credit Facility at June 30, 2013. The Company also has approximately $1.5 million of industrial revenue bonds outstanding at June 30, 2013. See Note 7, Debt, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K for a further discussion of the Company's debt.
Certain of the Company's DSS contracts allow for billings to occur when certain milestones under the applicable program are reached, independent of the amount shipped by Sparton as of such date. These performance based billings reduce the amount of cash that would otherwise be required during the performance of these contracts. As of June 30, 2013 and 2012, $21.5 million and $25.8 million, respectively, of proceeds from billings in excess of costs were received.
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

Operating activities provided $2.9 million, $26.9 million and $2.5 million of net cash flows in fiscal 2013, 2012 and 2011, respectively. Excluding changes in working capital, operating activities provided $19.8 million, $15.7 million and $13.2 million in fiscal 2013, 2012 and 2011, respectively, reflecting the Company’s relative operating performance during those years. Working capital used $16.9 million of net cash flows in fiscal 2013, provided $11.2 million of net cash flows in fiscal 2012 and used $10.7 million of net cash flows in fiscal 2011. Fiscal 2013 working capital related cash flows primarily reflect increased accounts receivable and funding of production related to U.S. Navy contracts during the year in excess of performance based payments received and increased inventory. Fiscal 2012 working capital related cash flows primarily reflect collection of performance based billings related to U.S. Navy contracts in excess of the funding of production under those contracts as well as decreased inventory, partially offset by increased accounts receivable. Fiscal 2011 working capital related cash flows primarily reflect funding of production related to U.S. Navy contracts during the year in excess of performance based payments received, the initial working capital funding related the Company’s newly acquired Frederick, Colorado facility as well as a funding of a pension contribution during the period.
Cash flows used in investing activities in fiscal 2013, 2012 and 2011 totaled $51.1 million, $2.2 million and $8.5 million, respectively. Fiscal 2013 reflects the $43.3 million acquisition of Onyx and related $2.2 million working capital adjustment for a total cash consideration of $45.4 million. Fiscal 2013 also reflects the $2.1 million acquisition of certain assets of Creonix, subject to an approximate $0.3 million inventory related consideration adjustment expected to be collected in fiscal 2014. These two purchases were financed through the use of Company cash and borrowings under the Company's Credit Facility. Fiscal 2012 reflects the Company’s sale of its investment in Cybernet Systems Corporation for approximately $1.8 million. Fiscal 2011 reflects the acquisition of certain assets related to the contract manufacturing business of Delphi Medical. The consideration paid of $8.4 million was net of assumed employee accrual adjustments. Fiscal 2011 also reflects the approximate $4.1 million acquisition of certain assets and assumption of certain liabilities of Byers Peak. These two purchases were financed entirely through the use of Company cash. Capital expenditures for the years ended June 30, 2013, 2012 and 2011 were approximately $3.9 million, $4.2 million and $3.2 million, respectively. Proceeds from the sale of property, plant and equipment for the years ended June 30, 2013, 2012 and 2011 were approximately $0.3 million, $0.3 million and $4.0 million, respectively. Fiscal 2013 and 2012 proceeds from sale of property, plant and equipment represent receipt of its annual payment of approximately $0.3 million in relation to the long-term lease of its Coors Road property. Fiscal 2011 reflects the Company's dissolution of a $3.2 million trust related to environmental remediation activities at one of Sparton's former facilities. Fiscal 2011 proceeds from the sale of property, plant and equipment primarily represent the February 2011 sale of the Company’s Bluewater Road property in Albuquerque, New Mexico.
Cash flows provided by (used in) financing activities in fiscal 2013, 2012 and 20110 totaled $7.3 million, $(2.3) million and $0.1 million, respectively. Fiscal 2013 reflects $10.0 million of net borrowing under the Company's Credit Facility, the payment of $0.6 million of financing fees and the use of cash of $0.2 million to satisfy income tax withholding requirements in relation to the vesting of executives' restricted stock in exchange for the surrender of a portion of the vested shares. Fiscal 2013 additionally reflects the repurchase of $2.4 million of the Company’s common stock. See Note 13, Stock Repurchase Plan, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K for a discussion of the primary driver of this repurchase activity. The primary use of cash in fiscal 2012 was the repurchase of $3.0 million of the Company’s common stock. Each of the fiscal years 2013, 2012 and 2011 reflect repayment on the Company's outstanding industrial revenue bonds with the State of Ohio of approximately $0.1 million. The Company received $0.2 million and $0.5 million from the exercise of stock options during fiscal 2013 and 2012, respectively. Additionally, all three years reflect tax benefits in excess of recorded stock-based compensation.
On May 1, 2013, the Company’s Board of Directors approved a repurchase by the Company of up to $3.0 million of shares of its common stock over a 12-month period. The Company has been authorized to purchase shares from time to time in open market, block transactions and privately negotiated transactions at prices deemed appropriate by management, depending on market conditions, applicable laws and other factors. The stock repurchase program does not require the Company to repurchase any specific number of shares and can be modified, extended or terminated by the Board of Directors at any time. Pursuant to this stock repurchase program, during the year ended June 30, 2013, the Company purchased 128,158 shares of its common stock at an average price of $16.55 per share for approximately $2.1 million. Shares purchased under the plan were cancelled upon repurchase. As of June 30, 2013, approximately $0.9 million remained available under the stock repurchase program.

On August 30, 2013, the Company completed the acquisition of certain assets of Aydin Displays, Inc. (“Aydin”). The purchase price of $15.0 million is subject to a final working capital adjustment and was financed through the use of borrowings under the Company's Credit Facility. The acquired business, which will be part of the Company's DSS segment and which is expected to add $18 million in projected annualized revenue, develops enhanced flat panel display and touch-screen solutions with application-critical performance criteria including ruggedization, high resolution, color accuracy, response/refresh times, sunlight readability and other criteria such as magnetic interference and emanations security for the Military & Aerospace and Civil Marine markets. These products are currently specified in the U.S. Navy P8A Poseidon ASW aircraft behind-the-cockpit control center, the command and control centers of many U.S. Navy ships, Federal Aviation Administration air traffic control systems, and cockpit command centers for various civil marine applications. The initial accounting for the acquisition is not complete pending detailed analyses of the facts and circumstances that existed as of the acquisition date.
Commitments and Contingencies
Please see “Part I, Item 3. Legal Proceedings” for a discussion regarding our commitments and contingencies.
Contractual Obligations
Future minimum contractual cash obligations for the next five years and in the aggregate at June 30, 2013, are as follows (dollars in thousands):

	Payments Due By Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Contractual obligations:
Debt	$11,623	$146	$317	$10,351	$809
Cash interest (1)	1,724	377	730	512	105
Performance based payments on customer contracts	21,504	21,504	—	—	—
Operating leases (2)	3,509	938	1,410	979	182
Environmental liabilities	3,195	511	587	587	1,510
Pension contributions	418	144	254	20	—
Non-cancelable purchase orders	43,697	43,697	—	—	—
Total	$85,670	$67,317	$3,298	$12,449	$2,606

(1)	Cash interest reflects interest payments on the Company's Credit Facility and Industrial Revenue Bonds discussed below.

(2)	Does not include payments due under renewals to the original lease terms.
Debt — The Company currently has $65 million credit facility with BMO Harris Bank N.A., as a lender and as agent for additional lenders and with Bank of America N.A. as an additional lender. The line-of-credit facility consists of a $35 million revolving line-of-credit facility (the “Revolving Credit”) to support the Company's working capital needs and other general corporate purposes, and a $30 million acquisition loan commitment (the “Acquisition Facility” and together with the Revolving Credit, the “Credit Facility”) to finance permitted acquisitions, including the acquisition of Onyx and Creonix.
The Company also has approximately $1.5 million of outstanding Ohio State Economic Development Revenue Bonds, Series 2002-4 (“Industrial Revenue Bonds”). These bonds have interest rates which vary, dependent on the maturity date of the bonds, ranging from 5.00% to 5.45%. The bonds carry certain sinking fund requirements generally obligating the Company to deposit funds into a sinking fund. The sinking fund requires the Company to make monthly deposits of one twelfth of the annual obligation plus accrued interest. The Company also has an irrevocable letter of credit in the amount of approximately $0.3 million, which is renewable annually, to secure repayment of a portion of the bonds.
See Note 7, Debt, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K of this report for a further discussion of this line of credit.
Performance based payments on customer contracts — Certain of the Company’s DSS contracts allow for billings to occur when certain milestones under the applicable program are reached, independent of the amount shipped by Sparton as of such date. These performance based payments reduce the amount of cash that would otherwise be required during the performance of these contracts.

Operating leases — See Note 10, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K for further discussion of operating leases.
Environmental liabilities — See Note 10, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K of this report for a description of the accrual for environmental remediation. Of the $3.2 million total, $0.5 million is classified as a current liability and $2.7 million is classified as a long-term liability, both of which are included on the balance sheet as of June 30, 2013.
Pension liability — See Note 9, Employee Retirement Benefit Plans, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K of this report for additional pension information.
Non-cancelable purchase orders — Binding orders the Company has placed with suppliers that are subject to quality and performance requirements.
Off-Balance Sheet Arrangements
The Company has standby letters of credit outstanding of approximately $0.5 million at June 30, 2013, principally to support the Industrial Revenue bonds and an operating lease agreement. Other than these standby letters of credit and the operating lease commitments included above, we have no off-balance sheet arrangements that would have a current or future material effect on our financial condition, changes in financial condition, revenue, expense, results of operations, liquidity, capital expenditures or capital resources.
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
Environmental Contingencies
One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been the subject of ongoing investigations and remediation efforts conducted with the EPA under the Resource Conservation and Recovery Act (“RCRA”). As discussed in Note 10, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K, Sparton has accrued its estimate of the minimum future non-discounted financial liability. The estimate was developed using existing technology and excludes legal and related consulting costs. The minimum cost estimate includes equipment, operating and monitoring costs for both onsite and offsite remediation. Sparton recognizes certain legal costs in the periods incurred and reviews its EPA accrual activity quarterly. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At June 30, 2013, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded and net of DOE reimbursement, could be up to $2.4 million before income taxes over the next seventeen years.

Government Contract Cost Estimates
Government production contracts are accounted for based on completed units accepted under the percentage of completion method with respect to revenue recognition and their estimated average cost per unit regarding costs. Losses for the entire amount of the contract are recognized in the period when such losses are determinable. Significant judgment is exercised in determining estimated total contract costs including, but not limited to, cost experience to date, estimated length of time to contract completion, costs for materials, production labor and support services to be expended and known issues on remaining units to be completed. In addition, estimated total contract costs can be significantly affected by changing test routines and procedures, resulting design modifications and production rework from these changing test routines and procedures, and limited range access for testing these design modifications and rework solutions. Estimated costs developed in the early stages of contracts can change, sometimes significantly, as the contracts progress, and events and activities take place. Changes in estimates can also occur when new designs are initially placed into production. The Company formally reviews its costs incurred-to-date and estimated costs to complete on all significant contracts at least quarterly and revised estimated total contract costs are reflected in the financial statements. Performance based payments in excess of inventoried costs are included in current liabilities. Depending upon the circumstances, it is possible that the Company’s financial position, results of operations and cash flows could be materially affected by changes in estimated costs to complete on one or more significant government contracts.
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
The Company regularly reviews raw material inventories by customer for both excess and obsolete quantities. Wherever possible, the Company attempts to recover its full cost of excess and obsolete inventories from customers or, in some cases, through other markets. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income for the difference between the carrying cost and the estimated realizable amount. These cost adjustments for excess and obsolete inventory create a new cost basis for the inventory. The Company recorded inventory write-downs totaling approximately $0.6 million, $0.7 million and $0.2 million for the years ended June 30, 2013, 2012 and 2011, respectively. These charges are included in cost of goods sold for the periods presented. If inventory that has previously been impaired is subsequently sold, the amount of reduced cost basis is reflected as cost of goods sold. The Company experienced minimal subsequent sales of excess and obsolete inventory during the three years ended June 30, 2013 that resulted in higher gross margins due to previous write-downs. Such sales and the impact of those sales on gross margin were not material to the years presented. If assumptions the Company has used to value its inventory deteriorate in the future, additional write-downs may be required.
Allowance for Probable Losses on Receivables
The accounts receivable balance is recorded net of allowances for amounts not expected to be collected from customers. The allowance is estimated based on historical experience of write-offs, the level of past due amounts, information known about specific customers with respect to their ability to make payments, and future expectations of conditions that might impact the collectability of accounts. Accounts receivable are generally due under normal trade terms for the industry. Credit is granted, and credit evaluations are periodically performed, based on a customer’s financial condition and other factors. Although the Company does not generally require collateral, cash in advance or letters of credit may be required from customers in certain circumstances, including some foreign customers. When management determines that it is probable that an account will not be collected, it is charged against the allowance for probable losses. The Company reviews the adequacy of its allowance monthly. The allowance for doubtful accounts considered necessary was approximately $0.1 million and $0.1 million at June 30, 2013 and 2012, respectively. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Given the Company’s significant balance of government receivables and in some cases letters of credit from foreign customers, collection risk is considered minimal. Historically, uncollectible accounts have generally been insignificant, have generally not exceeded management’s expectations, and the allowance is deemed adequate.

Pension Obligations
The Company calculates the cost of providing pension benefits under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 715, “Compensation — Retirement Benefits”, (“ASC Topic 715”). The key assumptions required within the provisions of ASC Topic 715 are used in making these calculations. The most significant of these assumptions are the discount rate used to value the future obligations and the expected return on pension plan assets. The discount rate is consistent with market interest rates on high-quality, fixed income investments. The expected return on assets is based on long-term returns and assets held by the plan, which is influenced by historical averages. If actual interest rates and returns on plan assets materially differ from the assumptions, future adjustments to the financial statements would be required. While changes in these assumptions can have a significant effect on the pension benefit obligation and the unrecognized gain or loss accounts disclosed in the Notes to Consolidated Financial Statements, the effect of changes in these assumptions is not expected to have the same relative effect on net periodic pension expense in the near term. While these assumptions may change in the future based on changes in long-term interest rates and market conditions, there are no known expected changes in these assumptions as of June 30, 2013. As indicated above, to the extent the assumptions differ from actual results, there would be a future impact on the financial statements. The extent to which this will result in future expense is not determinable at this time as it will depend upon a number of variables, including trends in interest rates and the actual return on plan assets. The annual actuarial valuation of the pension plan is completed at the end of each fiscal year. Based on these valuations, net periodic pension (income) cost for fiscal years 2013, 2012 and 2011 was calculated to be $0.0 million, $(0.1 million) and $0.2 million, respectively, prior to settlement expenses of $0.2 million for fiscal 2011.
Effective April 1, 2009, participation and the accrual of benefits in the Company’s pension plan were frozen, at which time all participants became fully vested and all remaining prior service costs were recognized. Lump-sum benefit distributions during fiscal years 2011 exceeded plan service and interest costs, resulting in a lump-sum settlement charge of approximately $0.2 million also being recognized during the respective years. The components of net periodic pension expense are detailed in Note 9, Employee Retirement Benefit Plans, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K.
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

Goodwill and Intangible Assets
The Company tests for possible goodwill impairment annually or more often should events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. The test is conducted at the reporting unit level. Sparton has three reportable business segments (Medical, Complex Systems, and DSS). In fiscal 2013 and 2012, Medical, Complex Systems and DSS each consist of a single reporting unit. All of the Company’s goodwill resides within the Medical reporting unit and, for fiscal 2013 and 2012, goodwill impairment testing was conducted on this single reporting unit, which in fiscal 2013 included goodwill related to the business acquired from Onyx EMS, LLC during the year. In fiscal 2011, Medical consisted of two reporting units: (i) the Company’s Ohio business purchased from Astro Instrumentation, LLC ("Astro") during fiscal 2006 and holding the goodwill related to the Astro purchase; and (ii) the Company’s Colorado businesses acquired from Delphi and Byers Peak during fiscal 2011 and holding the goodwill related to the Byers Peak acquisition. For fiscal 2011, goodwill impairment testing was conducted on these two Medical segment reporting units. The Ohio and newly acquired combined Colorado businesses were considered separate operating segments and therefore separate reporting units during fiscal 2011 due to the nature of how these businesses were managed and internally reported on during that year. During fiscal 2012, these two businesses were aggregated as one operating segment and therefore one reporting unit due to the similar nature of their businesses and combined manner in which they were managed and internally reported on during the year.
In fiscal 2013, the Company elected to perform a qualitative assessment for its annual goodwill impairment test. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if Sparton elects to not perform a qualitative assessment, then the Company would be required to perform a quantitative impairment test for goodwill.
A quantitative impairment analysis is a two-step process. The first step is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to the reporting unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then management will perform the second step of the impairment test in order to determine the implied fair value of the goodwill of the reporting unit. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference.
When a qualitative impairment assessment is required, Sparton determines the fair value of its Medical reporting unit, with the assistance of an independent valuation firm, based upon a combination of the income approach (discounted cash flow method) and market approach (market comparable model) methodologies. In concluding on the fair value estimates of its reporting units, the income approach and the market approach are given weighting based on the quality and suitability of information available in performing each approach.
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
Based on the Company's fiscal 2013 qualitative assessment of goodwill, the Company concluded that it was more likely than not that the fair value of our Medical segment was greater than its carrying amount, and therefore no further testing was required. The Company’s fiscal 2012 annual tests of goodwill related to its single Medical reporting unit did not indicate that the related goodwill was impaired. The Company determined at that time that the fair value of the reporting unit substantially exceeded its carrying value, having exceeded the carrying values by approximately 58%.
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
The drop in fair value between fiscal 2011 and the previous year reflected various downward trends in volume within the Company’s Ohio reporting unit, which was acquired in fiscal 2006, including the impact of a customer disengagement and one customer's fiscal 2011 fourth quarter notification of its intent to dual source certain programs with us as part of an overall dual sourcing strategy for certain of its critical programs. The Company’s assumptions used to estimate the fair value of the Medical segment’s Ohio reporting unit in fiscal 2011 reflected the Company’s outlook at that time for the reporting unit and reflected the effects of the events and uncertainties mentioned above, including but not limited to, lower expected revenues and lower expected operating margins than reflected in the Company’s prior year goodwill impairment analysis.
Determining the fair value of any reporting unit and intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. The Company bases its fair value estimates on assumptions believed to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. Circumstances that may lead to future impairment of goodwill include, but are not limited to, unforeseen decreases in future performance or industry demand, as well as further loss of a significant customer or program in excess of future incremental new business wins. The next annual goodwill impairment review is expected to be performed during the fourth quarter of fiscal 2014.
The Company’s intangible assets other than goodwill represent the values assigned to customer relationships acquired in conjunction with the Company’s purchases of Astro, Byers Peak, Onyx and Creonix and values assigned to non-compete agreements acquired in conjunction with the Company’s purchase of Onyx. Creonix customer relationships of approximately $0.3 million are included within the Complex Systems segment. All remaining intangible assets are included within the Medical segment. The impairment test for these intangible assets is conducted when impairment indicators are present. The Company continually evaluates whether events or circumstances have occurred that would indicate the remaining estimated useful lives of its intangible assets warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge would be recognized for the amount that the carrying amount of the asset exceeds the fair value of the asset.
As noted above, during the fourth quarter of fiscal 2011, the Company was notified by one of its larger customers that it intended to dual source two of its larger programs with the Company beginning in fiscal 2012. This customer was acquired as a customer in conjunction with the Company’s purchase of Astro and as such Sparton considered this customer's dual sourcing of these two programs to be an impairment indicator requiring impairment review of the related intangible asset. This impairment review, which was conducted during the fourth quarter of fiscal 2011, concluded that the carrying value of this intangible asset was not fully recoverable and consequently a non-cash impairment charge of approximately $3.7 million was recorded during the fourth quarter of fiscal 2011 to record this asset at its fair value of $0.7 million. The other business events and uncertainties described above in relation to the Medical segment’s Ohio reporting unit were also contributing factors to the Astro customer relationship impairment charge. As part of the impairment review, the estimated remaining useful life of this asset was evaluated with the Company determining that no change was warranted.
During fiscal 2011 and in previous years, the customer relationships acquired in conjunction with the Company’s purchase of Astro were amortizing on a straight-line basis over 15 years. The straight-line method was used to amortize these identified intangible assets because the Company believed that the expected undiscounted cash flows were reasonably consistent with a ratable decline in value over time. Beginning in fiscal 2012, the remaining customer relationships acquired in conjunction with the Company’s purchase of Astro are being amortized using an accelerated methodology on its remaining life as the Company now believes that this more reasonably reflects the expected future undiscounted cash flows of the asset. The customer relationships acquired in conjunction with the Company’s purchase of Byers Peak, Onyx and Creonix are also being amortized using an accelerated methodology over ten years. The Company’s non-compete agreements are being amortized on a straight-line basis over one year as the ratable decline in value over time is most consistent with the contractual nature of these assets.

Income Taxes
We recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state and foreign deferred tax assets or liabilities, as appropriate, for our estimate of future tax effects attributable to temporary differences and carry forwards.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties if any. The Company has successor tax liability with respect to the Onyx shares acquired during the period. We identified approximately $0.1 million, net of federal benefit, of uncertain tax positions for certain state income tax liabilities related to periods prior to the business combination. Management made the determination that it was more likely than not that the full benefit of tax positions would not be sustained on examination and accordingly, has established a liability for unrecognized tax benefits of $0.2 million as of June 30, 2013. As of June 30, 2013, management does not expect the amount of the unrecognized tax benefit liability to increase or decrease significantly within the next 12 months. Should the unrecognized tax benefit of $0.2 million be recognized, the Company's effective tax rate would be favorably impacted. Our estimates are based on the information available to us at the time we prepare the income tax provisions. Our income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.
Our calculation of current and deferred tax assets and liabilities is based on certain estimates and judgments and involves dealing with uncertainties in the application of complex tax laws. Our estimates of current and deferred tax assets and liabilities may change based, in part, on added certainty or finality to an anticipated outcome, changes in accounting or tax laws in the United States and overseas, or changes in other facts or circumstances. In addition, we recognize liabilities for potential United States tax contingencies based on our estimate of whether, and the extent to which, additional taxes may be due. If we determine that payment of these amounts is unnecessary, or if the recorded tax liability is less than our current assessment, we may be required to recognize an income tax benefit, or additional income tax expense, respectively, in our consolidated financial statements.
In preparing our consolidated financial statements, management assesses the likelihood that our deferred tax assets will be realized from future taxable income. In evaluating our ability to recover our deferred income tax assets, management considers all available positive and negative evidence, including operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if we determine that it is more likely than not that some portion or all of the net deferred tax assets will not be realized.
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

New Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”), which requires that comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard no longer allowed companies to present components of other comprehensive income only in the statement of equity. The standard also required entities to disclose on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”, which deferred the ASU No. 2011-05 requirement that entities disclose on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings. These standards were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income either on the face of the statement of income or as a footnote disclosure and to identify, for those amounts that are required under GAAP to be reclassified to net income in their entirety in the same reporting period, each line item affected by the reclassification. This standard was effective for reporting periods beginning after December 15, 2012. The adoption of the above guidance did not have a significant impact on the Company's consolidated financial statements other than the prescribed change in presentation.
In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment”, which amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company manufactures its products in the United States and Vietnam. Sales of the Company’s products are in the U.S. and foreign markets. The Company is subject to foreign currency exchange rate risk relating to intercompany activity and balances and to receipts from customers and payments to suppliers in foreign currencies. Adjustments related to the remeasurement of the Company's Vietnamese financial statements into U.S. dollars are included in current earnings. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in the domestic and foreign markets in which the Company operates. However, minimal third party receivables and payables are denominated in foreign currency and the related market risk exposure is considered to be immaterial.
The Company's revolving credit line, when drawn upon, is subject to future interest rate fluctuations which could potentially have a negative impact on cash flows of the Company. The Company had $10.0 million outstanding under its Credit Facility at June 30, 2013. A prospective increase of 100 basis points in the interest rate applicable to the Company's outstanding borrowings under its Credit Facility would result in an increase of approximately $0.1 million in our annual interest expense. The Company is not party to any currency exchange or interest rate protection agreements as of June 30, 2013.
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
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2013. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework (1992). Based on this assessment, management believes that, as of June 30, 2013, our internal control over financial reporting was effective.
BDO USA, LLP, our independent registered public accounting firm, issued an attestation report on the effectiveness of our internal control over financial reporting. Their report appears below.

/S/ CARY B. WOOD	/S/ MARK SCHLEI
Cary B. Wood President and Chief Executive Officer September 3, 2013	Mark Schlei Senior Vice President and Chief Financial Officer September 3, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Sparton Corporation
Schaumburg, Illinois
We have audited Sparton Corporation’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sparton Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Sparton Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sparton Corporation as of June 30, 2013 and 2012, and the related consolidated statements of income, cash flows and shareholders’ equity for each of the three years in the period ended June 30, 2013, and our report dated September 3, 2013 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Grand Rapids, Michigan
September 3, 2013

ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated herein by reference from the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders. Information concerning executive officers is set forth in Part I, Item 1 of this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated herein by reference from the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated herein by reference from the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated herein by reference from the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated herein by reference from the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.
PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements
See the Index to Consolidated Financial Statements on page F-1.

2.	Financial Statement Schedules
See the Index to Consolidated Financial Statements on page F-1.

3.	See the Exhibit Index following the financial statements.

(b)	See the Exhibit Index following the financial statements.

(c)	Financial Statement Schedules. See (a) 2 above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sparton Corporation
By:	/S/ CARY B. WOOD
Cary B. Wood President and Chief Executive Officer
Date: September 3, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ JAMES R. SWARTWOUT	Director, Chairman of the Board of Directors	September 3, 2013
James R. Swartwout

/S/ CARY B. WOOD	Director, President and Chief Executive Officer (Principal Executive Officer)	September 3, 2013
Cary B. Wood

/S/ JAMES D. FAST	Director	September 3, 2013
James D. Fast

/S/ JOSEPH J. HARTNETT	Director	September 3, 2013
Joseph J. Hartnett

/S/ CHARLES R. KUMMETH	Director	September 3, 2013
Charles R. Kummeth

/S/ DAVID P. MOLFENTER	Director	September 3, 2013
David P. Molfenter

/S/ DOUGLAS R. SCHRANK	Director	September 3, 2013
Douglas R. Schrank

/S/ MARK SCHLEI	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 3, 2013
Mark Schlei

SPARTON CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Sparton Corporation
Schaumburg, Illinois
We have audited the accompanying consolidated balance sheets of Sparton Corporation and subsidiaries as of June 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended June 30, 2013. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sparton Corporation and subsidiaries as of June 30, 2013 and 2012, and the results of operations and cash flows for each of the three years in the period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sparton Corporation’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 3, 2013 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Grand Rapids, Michigan
September 3, 2013

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30, 2013	June 30, 2012
Assets
Current Assets:
Cash and cash equivalents	$6,085	$46,950
Accounts receivable, net of allowance for doubtful accounts of $61 and $146, respectively	49,768	29,618
Inventories and cost of contracts in progress, net	46,334	35,102
Deferred income taxes	3,167	2,020
Prepaid expenses and other current assets	1,731	2,054
Total current assets	107,085	115,744
Property, plant and equipment, net	28,904	14,260
Goodwill	14,667	7,472
Other intangible assets, net	10,713	1,618
Deferred income taxes — non-current	4,041	5,136
Other non-current assets	790	325
Total assets	$166,200	$144,555
Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$136	$131
Accounts payable	19,596	17,152
Accrued salaries and wages	6,329	5,855
Accrued health benefits	1,793	1,210
Performance based payments on customer contracts	21,504	25,836
Other accrued expenses	6,733	6,213
Total current liabilities	56,091	56,397
Pension liability — non-current portion	274	990
Long-term debt — non-current portion	11,403	1,538
Environmental remediation — non-current portion	2,684	3,142
Total liabilities	70,452	62,067
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, no par value; 200,000 shares authorized; none issued	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 10,095,716 and 10,105,759 shares issued and outstanding, respectively	12,619	12,632
Capital in excess of par value	18,751	19,579
Retained earnings	65,633	51,995
Accumulated other comprehensive loss	(1,255)	(1,718)
Total shareholders’ equity	95,748	82,488
Total liabilities and shareholders’ equity	$166,200	$144,555
See Notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)

	For the year ended June 30,
	2013	2012	2011
Net sales	$266,015	$223,577	$203,352
Cost of goods sold	220,413	185,075	170,184
Gross profit	45,602	38,502	33,168
Operating expense:
Selling and administrative expenses	26,451	22,232	20,842
Internal research and development expenses	1,300	1,293	1,110
Amortization of intangible assets	1,575	435	545
Restructuring charges	55	(68)	75
Gain on acquisition	(62)	—	(2,550)
Gain on sale of property, plant and equipment, net	—	—	(139)
Impairment of intangible asset	—	—	3,663
Impairment of goodwill	—	—	13,153
Other operating expenses	13	65	298
Total operating expense	29,332	23,957	36,997
Operating income (loss)	16,270	14,545	(3,829)
Other income (expense):
Interest expense	(518)	(696)	(706)
Interest income	102	94	151
Gain on sale of investment	—	127	—
Other, net	547	516	441
Total other income (expense), net	131	41	(114)
Income (loss) before provision for (benefit from) income taxes	16,401	14,586	(3,943)
Provision for (benefit from) income taxes	2,763	5,078	(11,404)
Net income	$13,638	$9,508	$7,461
Income per share of common stock:
Basic	$1.34	$0.93	$0.73
Diluted	$1.33	$0.93	$0.73
Weighted average shares of common stock outstanding:
Basic	10,193,530	10,174,176	10,217,494
Diluted	10,228,687	10,208,810	10,255,368
See Notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the year ended June 30,
	2013	2012	2011
Net income	$13,638	$9,508	$7,461
Other comprehensive income (loss) - Change in unrecognized pension costs, net of tax:
Pension experience gain (loss), net of tax provision (benefit) of $195, $(534) and $(283) for the years ended June 30, 2013, 2012 and 2011, respectively	346	(874)	2,080
Amortization of unrecognized net actuarial loss, net of tax benefit (provision) of $66, $16 and $(37) for the years ended June 30, 2013, 2012 and 2011, respectively	117	27	272
Pro rata recognition of lump-sum settlements, net of tax provision of $21 for the year ended June 30, 2011	—	—	149
Other comprehensive income (loss), net of tax	463	(847)	2,501
Comprehensive income	$14,101	$8,661	$9,962
See Notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the year ended June 30,
	2013	2012	2011
Cash Flows from Operating Activities:
Net income	$13,638	$9,508	$7,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,761	1,814	1,611
Deferred income tax expense (benefit)	(98)	3,703	(11,276)
Pension (income) expense	12	(100)	372
Stock-based compensation expense	1,128	943	646
Gain on acquisition	(62)	—	(2,550)
Gross profit effect of capitalized profit in inventory from acquisition	566	—	—
Gain on sale of property, plant and equipment, net	—	—	(139)
Gain on sale of investment	—	(127)	—
Impairment of intangible asset	—	—	3,663
Impairment of goodwill	—	—	13,153
Excess tax benefit from stock-based compensation	(211)	(376)	(145)
Other	100	348	348
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(12,318)	(5,722)	(4,595)
Inventories and cost of contracts in progress	(1,491)	3,650	77
Prepaid expenses and other assets	452	(90)	131
Performance based payments on customer contracts	(4,332)	12,815	(8,574)
Accounts payable and accrued expenses	789	551	2,273
Net cash provided by operating activities	2,934	26,917	2,456
Cash Flows from Investing Activities:
Purchase of Onyx	(45,438)	—	—
Purchase of certain assets of Creonix	(2,100)	—	—
Purchase of certain assets of Delphi Medical	—	—	(8,419)
Purchase of certain assets of Byers Peak	—	—	(4,140)
Change in restricted cash	—	—	3,162
Purchases of property, plant and equipment	(3,872)	(4,244)	(3,177)
Proceeds from sale of property, plant and equipment	275	275	4,039
Proceeds from sale of investment	—	1,750	—
Net cash used in investing activities	(51,135)	(2,219)	(8,535)
Cash Flows from Financing Activities:
Borrowings of long-term debt	39,000	—	—
Repayments of long-term debt	(29,140)	(135)	(130)
Payment of debt financing costs	(555)	—	—
Repurchase of stock	(2,360)	(2,997)	—
Proceeds from the exercise of stock options	180	458	25
Excess tax benefit from stock-based compensation	211	376	145
Net cash provided by (used in) financing activities	7,336	(2,298)	40
Net increase (decrease) in cash and cash equivalents	(40,865)	22,400	(6,039)
Cash and cash equivalents at beginning of year	46,950	24,550	30,589
Cash and cash equivalents at end of year	$6,085	$46,950	$24,550
Supplemental disclosure of cash flow information:
Cash paid for interest	$415	$350	$365
Cash paid (received) for income taxes	$2,525	$1,244	$(94)
Supplemental disclosure of non-cash investing activities:
Accounts receivable recognized in relation to Creonix purchase consideration adjustment	$302	$—	$—
See Notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2010	10,200,534	$12,751	$19,864	$35,026	$(3,372)	$64,269
Issuance of stock	30,950	39	(39)	—	—	—
Exercise of stock options	5,000	6	19	—	—	25
Stock-based compensation expense	—	—	646	—	—	646
Excess tax benefit from stock-based compensation	—	—	145	—	—	145
Comprehensive income, net of tax	—	—	—	7,461	2,501	9,962
Balance at June 30, 2011	10,236,484	12,796	20,635	42,487	(871)	75,047
Issuance of stock	160,641	201	(201)	—	—	—
Forfeiture of restricted stock	(13,290)	(17)	17	—	—	—
Repurchase of stock	(368,068)	(460)	(2,537)	—	—	(2,997)
Exercise of stock options, net of common stock surrendered to facilitate exercise	89,992	112	346	—	—	458
Stock-based compensation expense	—	—	943	—	—	943
Excess tax benefit from stock-based compensation	—	—	376	—	—	376
Comprehensive income, net of tax	—	—	—	9,508	(847)	8,661
Balance at June 30, 2012	10,105,759	12,632	19,579	51,995	(1,718)	82,488
Issuance of stock	159,433	199	(199)	—	—	—
Forfeiture of restricted stock	(50,530)	(63)	63	—	—	—
Repurchase of stock	(148,722)	(186)	(2,174)	—	—	(2,360)
Exercise of stock options, net of common stock surrendered to facilitate exercise	29,776	37	143	—	—	180
Stock-based compensation expense	—	—	1,128	—	—	1,128
Excess tax benefit from stock-based compensation	—	—	211	—	—	211
Comprehensive income, net of tax	—	—	—	13,638	463	14,101
Balance at June 30, 2013	10,095,716	$12,619	$18,751	$65,633	$(1,255)	$95,748
See Notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Business
Sparton Corporation and subsidiaries (the “Company” or “Sparton”) has been in continuous existence since 1900. It was last reorganized in 1919 as an Ohio corporation. The Company is a provider of complex and sophisticated electromechanical devices with capabilities that include concept development, design and manufacturing engineering, production, distribution, and field service. The Company serves the Medical & Biotechnology, Military & Aerospace and Industrial & Commercial markets through three reportable business segments; Medical Device (“Medical”), Complex Systems (“CS”) and Defense & Security Systems (“DSS”). Financial information by segment is presented in Note 15. All of the Company's facilities are registered to ISO standards, including 9001 or 13485, with most having additional certifications. The Company's products and services include products for Original Equipment Manufacturers (“OEM”) and Emerging Technology (“ET”) customers that are microprocessor-based systems that include transducers, printed circuit boards and assemblies, sensors, and electromechanical components, as well as development and design engineering services relating to these product sales. Sparton also develops and manufactures sonobuoys, anti-submarine warfare (“ASW”) devices used by the United States Navy and other free-world countries. Many of the physical and technical attributes in the production of sonobuoys are similar to those required in the production of the Company's other electrical and electromechanical products and assemblies.
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
Inventories and costs of contracts in progress — Inventories are valued at the lower of cost (first-in, first-out basis) or market and include costs related to long-term contracts as disclosed below. Inventories, other than contract costs, are principally raw materials and supplies. United States Government contracts allow Sparton to submit performance based billings, which are then applied against inventories purchased and manufacturing costs incurred by the Company throughout its performance under these contracts. Inventories were reduced by performance based payments from the U.S. government for costs incurred related to long-term contracts, thereby establishing inventory to which the U.S. government then has title, of approximately $15.2 million and $10.6 million, respectively, at June 30, 2013 and 2012. At June 30, 2013 and 2012, current liabilities include performance based payments of $21.5 million and $25.8 million, respectively, on government contracts. As these payments are in excess of cost, there is no inventory to which the government would claim title and, therefore, no offset to inventory has been made.

Customer orders are based upon forecasted quantities of product manufactured for shipment over defined periods. Raw material inventories are purchased to fulfill these customer requirements. Within these arrangements, customer demands for products frequently change, sometimes creating excess and obsolete inventories. The Company regularly reviews raw material inventories by customer for both excess and obsolete quantities. Wherever possible, the Company attempts to recover its full cost of excess and obsolete inventories from customers or, in some cases, through other markets. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income for the difference between the carrying cost and the estimated realizable amount. These cost adjustments for excess and obsolete inventory create a new cost basis for the inventory. The Company recorded inventory write-downs totaling approximately $0.6 million, $0.7 million and $0.2 million for the years ended June 30, 2013, 2012 and 2011, respectively. These charges are included in cost of goods sold for the periods presented. If inventory that has previously been impaired is subsequently sold, the amount of reduced cost basis is reflected as cost of goods sold. The Company experienced minimal subsequent sales of excess and obsolete inventory during the three years ended June 30, 2013 that resulted in higher gross margins due to previous write-downs. Such sales and the impact of those sales on gross margin were not material to the years presented.
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
Other assets — Other non-current assets consist of the following at June 30, 2013 and 2012 (in thousands):

	June 30, 2013	June 30, 2012
Deferred financing fees, net	$494	$28
Other	296	297
Total other non-current assets	$790	$325
Costs incurred in connection with the Company’s current credit facility of approximately $0.6 million were deferred and are amortized to interest expense over the five year term of the facility. Approximately, $0.1 million, $0.3 million and $0.3 million of amortization of these loan costs as well as the previous revolving-credit facility's loan costs were recognized and reported as interest expense for the years ended June 30, 2013, 2012 and 2011, respectively.
Goodwill and intangible assets — The Company tests for possible goodwill impairment annually or more often should events or changes in circumstances indicate the carry value of the goodwill may not be recoverable. The test is conducted at the reporting unit level. Sparton has three reportable business segments (Medical, Complex Systems, and DSS). In fiscal 2013 and 2012, Medical, Complex Systems and DSS each consist of a single reporting unit. All of the Company’s goodwill resides within the Medical reporting unit and, for fiscal 2013 and 2012, goodwill impairment testing was conducted on this single reporting unit, which in fiscal 2013 included goodwill related to the business acquired from Onyx EMS, LLC during the year. In fiscal 2011, Medical consisted of two reporting units: (i) the Company’s Ohio business purchased from Astro Instrumentation, LLC ("Astro") during fiscal 2006 and holding the goodwill related to the Astro purchase; and (ii) the Company’s Colorado businesses acquired from Delphi Medical Systems, LLC ("Delphi") and Byers Peak, Incorporated ("Byers Peak") during fiscal 2011 and holding the goodwill related to the Byers Peak acquisition. For fiscal 2011, goodwill impairment testing was conducted on these two Medical segment reporting units. The Ohio and newly acquired combined Colorado businesses were considered separate operating segments and therefore separate reporting units during fiscal 2011 due to the nature of how these businesses were managed and internally reported on during that year. During fiscal 2012, these two businesses were aggregated as one operating segment and therefore one reporting unit due to the similar nature of their businesses and combined manner in which they were managed and internally reported on during the year.
In fiscal 2013, the Company elected to perform a qualitative assessment for its annual goodwill impairment test. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if Sparton elects to not perform a qualitative assessment, then the Company would be required to perform a quantitative impairment test for goodwill.

A quantitative impairment analysis is a two-step process. First, the Company determines the fair value of the reporting unit and compares it to its carrying value. The fair value of reporting units is determined based on a weighting of both projected discounted future results and comparative market multiples. The projected discounted future results (discounted cash flow approach) is based on assumptions that are consistent with the Company’s estimates of future growth and the strategic plan used to manage the underlying business. Factors requiring significant judgment include assumptions related to future revenue growth rates, operating margins, terminal growth rates and discount factors, amongst other considerations. Second, if the carrying value of a reporting unit exceeds its estimated fair value, an impairment loss is recognized for any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Company’s fair value estimates related to its goodwill impairment analyses are based on Level 3 inputs within the fair value hierarchy as described below in this note under “Fair value measurements.” Determining the fair value of any reporting unit and intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. The Company bases its fair value estimates on assumptions believed to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. Circumstances that may lead to future impairment of goodwill include, but are not limited to, unforeseen decreases in future performance or industry demand, as well as further loss of a significant customer or program in excess of future incremental new business wins. The next annual goodwill impairment review is expected to be performed during the fourth quarter of fiscal 2014.
Based on the Company's fiscal 2013 qualitative assessment of goodwill, the Company concluded that it was more likely than not that the fair value of our Medical segment was greater than its carrying amount, and therefore no further testing was required. The Company’s fiscal 2012 annual tests of goodwill related to its single Medical reporting unit did not indicate that the related goodwill was impaired. The Company’s fiscal 2011 annual test of goodwill related to its Colorado reporting unit similarly did not indicate that the related goodwill was impaired.
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
This impairment reflected various downward trends in volume within the Company’s Ohio reporting unit, which was acquired in fiscal 2006, including the impact of a customer disengagement and one customer's fiscal 2011 fourth quarter notification of its intent to dual source certain programs with us as part of an overall dual sourcing strategy for certain of its critical programs. The Company’s assumptions used to estimate the fair value of the Medical segment’s Ohio reporting unit in fiscal 2011 reflected the Company’s outlook at that time for the reporting unit and reflected the effects of the events and uncertainties mentioned above, including but not limited to, lower expected revenues and lower expected operating margins than reflected in the Company’s prior year goodwill impairment analysis.
The Company’s intangible assets other than goodwill represent the values assigned to customer relationships acquired in conjunction with the Company’s purchases of Astro, Byers Peak, Onyx and Creonix and values assigned to non-compete agreements acquired in conjunction with the Company’s purchase of Onyx. Creonix customer relationships of approximately $0.3 million are included within the Complex Systems segment. All remaining intangible assets are included within the Medical segment. The impairment test for these intangible assets is conducted when impairment indicators are present. The Company continually evaluates whether events or circumstances have occurred that would indicate the remaining estimated useful lives of its intangible assets warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge would be recognized for the amount that the carrying amount of the asset exceeds the fair value of the asset. The Company’s fair value estimates related to its intangible assets impairment analyses are based on Level 3 inputs within the fair value hierarchy as described below in this note under “Fair value measurements.”

As noted above, during the fourth quarter of fiscal 2011, the Company was notified by one of its larger customers that it intended to dual source two of its larger programs with the Company beginning in fiscal 2012. This customer was acquired as a customer in conjunction with the Company’s purchase of Astro and as such Sparton considered this customer's dual sourcing of these two programs to be an impairment indicator requiring impairment review of the related intangible asset. This impairment review, which was conducted during the fourth quarter of fiscal 2011, concluded that the carrying value of this intangible asset was not fully recoverable and consequently a non-cash impairment charge of approximately $3.7 million was recorded during the fourth quarter of fiscal 2011 to record this asset at its fair value of $0.7 million. The other business events and uncertainties described above in relation to the Medical segment’s Ohio reporting unit were also contributing factors to the Astro customer relationship impairment charge. As part of the impairment review, the estimated remaining useful life of this asset was evaluated with the Company determining that no change was warranted.
During fiscal 2011 and in previous years, the customer relationships acquired in conjunction with the Company’s purchase of Astro were amortizing on a straight-line basis over 15 years. The straight-line method was used to amortize these identified intangible assets because the Company believed that the expected undiscounted cash flows were reasonably consistent with a ratable decline in value over time. Beginning in fiscal 2012, the remaining customer relationships acquired in conjunction with the Company’s purchase of Astro are being amortized using an accelerated methodology on its remaining life as the Company now believes that this more reasonably reflects the expected future undiscounted cash flows of the asset. The customer relationships acquired in conjunction with the Company’s purchase of Byers Peak, Onyx and Creonix are also being amortized using an accelerated methodology over 10 years. The Company’s non-compete agreements are being amortized on a straight-line basis over one year as the ratable decline in value over time is most consistent with the contractual nature of these assets.
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
Income taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in future years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced through the establishment of a valuation allowance at the time, based upon available evidence, it becomes more likely than not that the deferred tax assets will not be realized.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Management also assesses whether uncertain tax positions, as filed, could result in the recognition of a liability for possible interest and penalties. The Company's policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense.

ERAPSCO Agreement — Sparton is partner to a 50/50 joint venture (“JV”) with UnderSea Sensor Systems, Inc. (“USSI”), the only other major producer of U.S. derivative sonobuoys. USSI’s parent company is Ultra Electronics Holdings PLC, based in the United Kingdom. The JV operates under the name ERAPSCO and allows DSS and USSI to combine their own unique and complementary backgrounds to jointly develop and produce U.S. derivative sonobuoy designs for the U.S. Navy as well as foreign countries friendly to the U.S. In concept, and in practice, ERAPSCO serves as a pass-through entity maintaining no funds or assets. While the JV provides the opportunity to maximize efficiencies in the design and development of the related sonobuoys, both venture companies function independently as subcontractors; therefore, there is no separate entity to be accounted for or consolidated. The Board of Directors of ERAPSCO has the responsibility for the overall management and operation of the JV. The six member board consists of equal representation (full time employees) from both JV partners for three year terms. Manpower for ERAPSCO, specifically a president, vice president, general manager, contract administrator and financial manager, are similarly assigned by the JV partners for rotating three year terms and the costs of these assigned individuals are borne by the party assigning the personnel. In response to a customer request for proposal (“RFP”) that ERAPSCO will bid on, the Board of Directors of ERAPSCO approves both the composition of a response to the RFP and the composite bid to be submitted to the customer. The Board of Directors strives to divide the aggregate contract awards at a 50/50 share ratio. Each JV partner bears the costs it incurs associated with the preparation and submission of proposals. Each JV partner submits to ERAPSCO a proposal for the estimated price of performing that portion of the RFP applicable to it. Upon award of a contract to the JV, separate subcontracts are generated between ERAPSCO and each of the JV partners defining the responsibilities and compensation for each JV partner. These subcontracts contain terms and conditions consistent with the prime contract. Each JV partner is responsible to ERAPSCO for the successful execution of its respective scope of work under its subcontract and each JV partner is individually accountable for the profit or losses sustained in the execution of the subcontract against its respective bid. In some instances, either DSS or USSI handles the complete production and delivery of sonobuoys to ERAPSCO's customer. In other instances, either DSS or USSI starts the production and ship completed subassemblies to the other party for additional processing before being delivered to the customers. Under ERAPSCO, individual contract risk exposures are reduced, while the likelihood of achieving U.S. Navy and other ASW objectives is enhanced. ERAPSCO has been in existence for approximately twenty-five years and historically, the agreed upon products included under the JV were generally developmental or sonobuoys with low volume demand. Six years ago, the JV expanded to include all future sonobuoy development and substantially all U.S. derivative sonobuoy products for customers outside of the United States. The JV was further expanded two years later to include all sonobuoy products for the U.S. Navy beginning with U.S. Navy's 2010 fiscal year contracts.
Revenue recognition — The Company’s net sales are comprised primarily of product sales, with supplementary revenues earned from engineering and design services. Standard contract terms are FOB shipping point. Revenue from product sales is generally recognized upon shipment of the goods; service revenue is recognized as the service is performed or under the percentage of completion method, depending on the nature of the arrangement. Costs and fees billed under cost-reimbursement-type contracts are recorded as sales. Long-term contracts relate principally to government defense contracts and related ERAPSCO subcontracts for sonobuoy production. These government defense contracts and related subcontracts are accounted for based on completed units accepted and their estimated average contract cost per unit. At June 30, 2013 and 2012, current liabilities include payments in excess of costs of $21.5 million and $25.8 million, respectively, on government contracts. Sales related to these billings are recognized based upon completed units accepted and are not recognized at the time of billings. A provision for the entire amount of a loss on a contract is charged to operations as soon as the loss is identified and the amount is reasonably determinable. Shipping and handling costs are included in cost of goods sold.
Advertising Costs — The Company expenses advertising costs as they are incurred. Advertising expense was approximately $0.5 million, $0.5 million and $0.4 million for the years ended June 30, 2013, 2012 and 2011, respectively.
Research and development expenditures — Internal research and development expenses reflect costs incurred for the internal development of technologies for use in navigation, heading and positioning systems applications. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment. The Company incurred $1.3 million, $1.3 million and $1.1 million of internally funded research and development expenses during the years ended June 30, 2013, 2012 and 2011, respectively. Customer funded research and development costs, which are usually part of a larger production agreement, totaled approximately $10.4 million, $8.6 million and $9.1 million for the years ended June 30, 2013, 2012 and 2011, respectively.
Fair value measurements — Fair value estimates and assumptions and methods used to estimate the fair value of the Company’s assets and liabilities are made in accordance with the requirements of the Financial Accounting Standards Board (the “FASB”), Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”).

ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: Level 1 are observable inputs such as quoted prices in active markets; Level 2 are inputs other than the quoted prices in active markets that are observable either directly or indirectly; and Level 3 are unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. As of June 30, 2013, the Company has no assets or liabilities which it measures and carries on its balance sheet at fair value on a recurring basis.
The Company’s long-term debt instruments, consisting of industrial revenue bonds and borrowings under the Company's credit facility at June 30, 2013, are carried at historical cost. As of June 30, 2013 and 2012, the fair value of the industrial revenue bonds was approximately $2.0 million and $2.1 million, respectively compared to carrying values of approximately $1.5 million and $1.7 million, respectively. These fair values, which were derived from discounted cash flow analyses based on the terms of the contracts, observable market data, and adjustment for nonperformance risk, are classified as Level 3 in the fair value hierarchy. The fair value of the Company's credit facility debt at June 30, 2013 approximated its carry value of $10.0 million as the rates on these borrowings are variable in nature. See “Goodwill and intangible assets” above in this note and Note 3 for discussions of the Company’s non-recurring fair value measurement of goodwill and intangible assets. The fair value of accounts receivable and accounts payable approximated their carrying values at both June 30, 2013 and 2012.
Market risk exposure — The Company manufactures its products in the United States and Vietnam. Sales of the Company’s products are in the U.S. and foreign markets. The Company is subject to foreign currency exchange rate risk relating to intercompany activity and balances and to receipts from customers and payments to suppliers in foreign currencies. Adjustments related to the remeasurement of the Company's Vietnamese financial statements into U.S. dollars are included in current earnings. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in the domestic and foreign markets in which the Company operates. However, minimal third party receivables and payables are denominated in foreign currency and the related market risk exposure is considered to be immaterial.
The Company's revolving credit line, when drawn upon, is subject to future interest rate fluctuations which could potentially have a negative impact on cash flows of the Company. The Company had $10.0 million outstanding under its credit facility at June 30, 2013. A prospective increase of 100 basis points in the interest rate applicable to the Company's outstanding borrowings under its credit facility would result in an increase of approximately $0.1 million in our annual interest expense. The Company is not party to any currency exchange or interest rate protection agreements as of June 30, 2013. For a further discussion on Sparton’s debt, see Note 7.
New accounting standards — In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”), which requires that comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard no longer allowed companies to present components of other comprehensive income only in the statement of equity. The standard also required entities to disclose on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”, which deferred the ASU No. 2011-05 requirement that entities disclose on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings. These standards were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income either on the face of the statement of income or as a footnote disclosure and to identify, for those amounts that are required under GAAP to be reclassified to net income in their entirety in the same reporting period, each line item affected by the reclassification. This standard was effective for reporting periods beginning after December 15, 2012. The adoption of the above guidance did not have a significant impact on the Company's consolidated financial statements other than the prescribed change in presentation.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment”, which amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements.
(3) Acquisitions
Onyx EMS, LLC —
On November 15, 2012, the Company completed the acquisition of Onyx EMS, LLC (“Onyx”) in a $43.25 million all-cash transaction, subject to certain post-closing adjustments, which was financed through the use of Company cash and borrowings under the Company's credit facility. Additional consideration of $2.19 million was paid in relation to a post-closing working capital adjustment, which was settled in the Company's fiscal 2013 third quarter. The transaction includes an approximate $4.3 million escrowed holdback which is available to fund potential seller indemnification obligations in relation to the acquisition agreement.
The acquired business, which is reported in the Company's Medical segment, provides further expansion regionally into the Minneapolis medical device corridor, diversifying the Company's customer base through both existing programs and a strong business development pipeline, and increases the number of complex sub-assembly and full device programs within Sparton. Additionally, Onyx brings long-term customers which can utilize Sparton's expanded list of service offerings such as our low cost country footprint in Vietnam and full engineering design capabilities. Onyx primarily manufactures medical devices for OEM and ET companies, including products for cardiovascular diagnostics, hearing assistance, patient temperature and warming, point-of-care diagnostics, and surgical equipment used in intraosseous medicine. Onyx also produces products such as precision measurement instruments for monitoring air quality and pollution, commercial fire and smoke alarm systems, sensing tools, test fixtures, and complex LED assemblies.
The following table presents the allocation of the total consideration to assets acquired and liabilities assumed in the acquisition of Onyx based on Sparton's preliminary estimate of their respective fair values (in thousands):

Total purchase consideration
Cash	$43,250
Additional cash consideration for post-closing working capital adjustment	2,188
Total purchase consideration	$45,438
Assets acquired and liabilities assumed:
Accounts receivable, net	$7,529
Inventory	8,986
Other current assets	403
Property, plant and equipment	13,656
Intangible assets - customer relationships	10,200
Intangible assets - non-compete agreements	200
Goodwill	7,195
Accounts payable	(1,654)
Other current liabilities	(1,077)
Total assets acquired and liabilities assumed	$45,438

Total purchase consideration has been preliminarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their provisionally estimated fair values at the acquisition date. The Onyx acquisition has preliminarily resulted in approximately $7.2 million of goodwill, which is expected to be deductible for tax purposes and which has been assigned entirely to the Company's Medical segment. The Company believes goodwill primarily relates to the complementary strategic fit, including regional expansion into the Minneapolis medical device corridor, resulting synergies and the acquired workforce that this business brings to existing operations. The provisional fair values of acquired identifiable intangible assets have been determined to be Level 3 under the fair value hierarchy and have been estimated based on projected future cash flows and customer attrition rates, discounted using an estimated weighted average cost of capital. The customer relationships are being amortized using an accelerated methodology over ten years. The non-compete agreements are being amortized on a straight-line basis over one year as the ratable decline in value over time is most consistent with the contractual nature of these assets.
Included in the Company's Consolidated Statements of Income for the year ended June 30, 2013 are net sales of approximately $31.2 million and income before provision for income taxes of approximately $0.2 million resulting from the acquisition of Onyx since November 15, 2012. Included in these pre-tax results are depreciation and amortization for the year ended June 30, 2013 of approximately $2.6 million.
The Company incurred professional fees and other costs related to this acquisition aggregating approximately $0.3 million. These costs were recognized as selling and administrative expenses in the year ended June 30, 2013.
Creonix, LLC — On June 6, 2013, the Company completed the acquisition of certain assets related to the contract manufacturing business of Creonix, LLC (“Creonix”) in a $2.1 million all-cash transaction, subject to certain post-closing adjustments and financed through the use of borrowings under the Company's credit facility. At June 30, 2013, the Company has recognized accounts receivable of $0.3 million as consideration to be returned in relation to a post-closing working capital adjustment, which will be settled in the first quarter of the Company's fiscal 2014 year. The transaction includes an approximate $0.3 million escrowed holdback which is available to fund the working capital adjustment and potential seller indemnification obligations in relation to the acquisition agreement.
The acquired business, which is reported in the Company's Complex Systems segment, provides the Company with the capability of cable and wire harness engineering and assembly. Additionally, the acquisition provides further expansion into the Industrial and Military & Aerospace markets, diversifies Sparton's customer base and increases utilization of the Company's existing assets through the expected consolidation of this business into Complex Systems's Brooksville, Florida plant during the first six months of fiscal 2014. Creonix primarily manufactures products and components for battery monitoring, high speed optical imaging, neuromuscular incapacitation, imaging and wiring assemblies for military applications, and electrical grid transformer protection systems.
The following table presents the allocation of the total consideration to assets acquired and liabilities assumed from Creonix based on Sparton’s estimate of their respective fair values (in thousands):

Total purchase consideration:
Cash	$2,100
Accounts receivable recognized in relation to inventory adjustment	(302)
Total purchase consideration	$1,798
Assets acquired and liabilities assumed:
Inventory	$1,320
Equipment	304
Intangible assets — customer relationships	270
Deferred taxes	(34)
Total assets acquired and liabilities assumed	$1,860
Gain on acquisition	$62
Included in the Company’s Consolidated Statement of Income for the year ended June 30, 2013 are net sales of approximately $0.3 million and loss before provision for income taxes of approximately $0.1 million resulting from the acquisition of Creonix since June 6, 2013.
The Company incurred professional fees and other costs related to this acquisition aggregating approximately $0.1 million. These costs were recognized as selling and administrative expenses in the year ended June 30, 2013.

Pro Forma Results — The following table summarizes, on a pro forma basis, the combined results of operations of the Company and the acquired contract manufacturing businesses of Onyx and Creonix as though the acquisitions had occurred as of July 1, 2011. The pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the acquisition occurred as of July 1, 2011 or of future consolidated operating results (in thousands, except per share amounts):

	For the Years Ended
	June 30, 2013	June 30, 2012
Net sales	$295,058	$283,836
Income before provision for income taxes	$18,008	$12,417
Net income	$14,599	$7,720
Net income per share — basic	$1.43	$0.76
Net income per share — diluted	$1.43	$0.76
Pro forma results presented above reflect: (1) incremental depreciation relating to fair value adjustments to property, plant and equipment; (2) amortization relating to fair value estimates of intangible assets; (3) elimination of Onyx and Creonix interest expense relating to debt paid off in conjunction with the transaction; and (4) incremental interest expense on assumed indebtedness and amortization of capitalized financing costs incurred in connection with the transactions as though the transactions occurred as of July 1, 2011.
Additionally, acquisition related expenses of approximately $0.4 million recognized as selling and administrative expenses in the year ended June 30, 2013 are reflected in the pro forma results above as though they were recognized during the three months ended September 30, 2011 and have been removed from the pro forma results for the year ended June 30, 2013. Similarly, the capitalization of approximately $0.6 million of gross profit recognized as part of the purchase accounting for Onyx, which was fully recognized as additional cost of goods sold in the Company's fiscal 2013 second quarter Statement of Income, is reflected in the pro forma results above as though it was recognized during the three months ended September 30, 2011 and has been removed from the pro forma results for the year ended June 30, 2013. The non-cash capitalization of profit as part of the fair value accounting for the acquired inventory of Onyx will not impact margin percentage in future quarters.
Pro forma adjustments described above have been tax effected using Sparton's effective rate during the respective periods.
Pro forma results presented above for the year ended June 30, 2012 include significant and unusual write-downs of inventory of approximately $0.3 million and accounts receivable of approximately $0.4 million related to an Onyx customer, which was excluded from the acquisition.
The pre-acquisition results of Onyx included in the pro forma results above include a fee charged by the former owner of approximately $0.3 million and $0.9 million for the years ended June 30, 2013 and 2012, respectively, to cover the compensation of certain management personnel and other services that were performed by the former owner including treasury, cash management, tax, risk and benefit management and in house legal services. The Company estimates that it will incur approximately $0.5 million annually in relation to providing these types of services going forward.
(4) Inventories and Cost of Contracts in Progress, net
The following are the major classifications of inventory, net of interim billings, at June 30, 2013 and 2012 (in thousands):

	June 30, 2013	June 30, 2012
Raw materials	$43,550	$32,935
Work in process	10,170	6,143
Finished goods	7,793	6,615
Total inventory and cost of contracts in progress, gross	61,513	45,693
Inventory to which the U.S. government has title due to interim billings	(15,179)	(10,591)
Total inventory and cost of contracts in progress, net	$46,334	$35,102
(5) Property, Plant and Equipment, net
Property, plant and equipment, net consists of the following at June 30, 2013 and 2012 (in thousands):

	June 30, 2013	June 30, 2012
Land and land improvements	$1,405	$1,235
Buildings and building improvements	24,920	16,805
Machinery and equipment	27,183	16,082
Construction in progress	767	2,324
Total property, plant and equipment	54,275	36,446
Less accumulated depreciation	(25,371)	(22,186)
Total property, plant and equipment, net	$28,904	$14,260
Included in construction in progress at June 30, 2012 was approximately $2.0 million related to the implementation of a new enterprise resource planning system put into service in the second quarter of fiscal 2013.
(6) Goodwill and Other Intangible Assets
Changes in the carrying value of goodwill and ending composition of goodwill are as follows (in thousands):

	June 30, 2013	June 30, 2012
Goodwill, beginning of period	$7,472	$7,472
Additions to goodwill during the period	7,195	—
Impairment losses during the period	—	—
Goodwill, end of period	$14,667	$7,472

	June 30, 2013	June 30, 2012
Acquired goodwill	$27,820	$20,625
Accumulated impairment	(13,153)	(13,153)
Goodwill	$14,667	$7,472
Sparton did not incur any significant costs to renew or alter the term of any of its intangible assets during the years ended June 30, 2013 and 2012. The amortization periods, gross carrying amount, accumulated amortization, accumulated impairments and net carrying value of intangible assets at June 30, 2013 and 2012 are as follows (in thousands):

	June 30, 2013
	Amortization Period in Months	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Net Carrying Value
Amortized intangible assets:
Non-compete agreements	12	$358	$(274)	$—	$84
Customer relationships	120-180	18,370	(4,078)	(3,663)	10,629
		$18,728	$(4,352)	$(3,663)	$10,713

	June 30, 2012
Amortized intangible assets:
Non-compete agreements	24	$158	$(105)	$—	$53
Customer relationships	120-180	7,900	(2,672)	(3,663)	1,565
		$8,058	$(2,777)	$(3,663)	$1,618

Amortization expense for the years ended June 30, 2013, 2012 and 2011 was approximately $1.6 million, $0.4 million and $0.5 million, respectively. Aggregate amortization expense relative to existing intangible assets for the periods shown is currently estimated to be as follows (in thousands):

Fiscal Year Ending June 30,
2014	$2,161
2015	1,851
2016	1,625
2017	1,398
2018	1,171
Thereafter	2,507
Total	$10,713
(7) Debt
Debt consists of the following at June 30, 2013 and 2012 (in thousands):

	June 30, 2013	June 30, 2012
Industrial revenue bonds, face value	$1,623	$1,763
Less unamortized purchase discount	(84)	(94)
Industrial revenue bonds, carrying value	1,539	1,669
Borrowings under credit facility	10,000	—
Total long-term debt	11,539	1,669
Less: current portion	(136)	(131)
Long-term debt, net of current portion	$11,403	$1,538
Industrial Revenue Bonds
In connection with its acquisition of Astro in May 31, 2006, the Company assumed repayment of principal and interest on bonds originally issued to Astro by the State of Ohio. These bonds are Ohio State Economic Development Revenue Bonds, Series 2002-4. Astro originally entered into the loan agreement with the State of Ohio for the issuance of these bonds to finance the construction of the Company’s Ohio operating facility. The principal amount, including premium, was issued in 2002 and totaled approximately $2.9 million. These bonds have interest rates which vary, dependent on the maturity date of the bonds, ranging from 5.00% to 5.45%. Due to an increase in interest rates since the original issuance of the bonds, a discount amounting to approximately $0.2 million on the date of assumption by Sparton was recorded.
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

Scheduled principal maturities on these bonds for each of the five years succeeding June 30, 2013 and thereafter are summarized as follows ($ in thousands):

Year ending June 30,	Face Amount	Amortization of Purchase Discount	Carrying Value	Stated Interest Rate
2014	$146	$10	$136	5.00%
2015	156	9	147	5.00
2016	161	10	151	5.45
2017	170	9	161	5.45
2018	181	9	172	5.45
2019 – 2022	809	37	772	5.45
	$1,623	$84	$1,539
Short-term debt at June 30, 2013 and 2012 reflects the current portion of the Company’s industrial revenue bonds of approximately $0.1 million.
Credit Facility
On November 15, 2012, the Company replaced its previous revolving line-of-credit facility with a new $65 million credit facility with BMO Harris Bank N.A., as a lender and as agent for future additional lenders under the facility. Bank of America N.A. was added an additional lender under the facility during the fourth quarter of fiscal 2013. The line-of-credit facility consists of a $35 million revolving line-of-credit facility (the “Revolving Credit”) to support the Company's working capital needs and other general corporate purposes, and a $30 million acquisition loan commitment (the “Acquisition Facility” and together with the Revolving Credit, the “Credit Facility”) to finance permitted acquisitions, including the acquisition of Onyx and Creonix.
The Credit Facility expires on November 15, 2017, is secured by substantially all assets of the Company and provides for up to an additional $35 million in uncommitted loans available for additional Revolving Credit loans or Acquisition Facility loans.
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
Outstanding borrowings under the Credit Facility bear interest, at the Company's option, at either LIBOR, fixed for interest periods of one, two, three or six month periods, plus 1.25% to 2.00%, or at the bank's base rate, as defined, plus 0.25% to 1.00%, based upon the Company's Total Funded Debt/EBITDA Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the Credit Facility ranging from 0.25% to 0.375%, based on the Company's Total Funded Debt/EBITDA Ratio, as defined. The effective interest rate on outstanding borrowings under the Credit Facility was 1.45% at June 30, 2013.
As a condition of the Credit Facility, the Company is subject to certain customary covenants, with which it was in compliance at June 30, 2013. The Company had $10.0 million of Revolving Credit loan borrowings drawn against the Credit Facility at June 30, 2013 and additionally had certain letters of credit outstanding totaling $0.5 million.

(8) Income Taxes
Income (loss) before income taxes by country consists of the following amounts (in thousands):

	For the year ended June 30,
	2013	2012	2011
United States	$15,468	$13,572	$(5,072)
Vietnam	936	1,031	1,119
Canada	(3)	(17)	10
	$16,401	$14,586	$(3,943)
The provision (credit) for income taxes consists of the following components (in thousands):

	For the year ended June 30,
	2013	2012	2011
Current:
United States	$2,346	$1,294	$—
Vietnam	85	81	—
Canada	—	—	(128)
State and local	430	—	—
	2,861	1,375	(128)
Deferred:
United States	47	3,435	(10,762)
Vietnam	—	—	—
Canada	—	—	—
State and local	(145)	268	(514)
	(98)	3,703	(11,276)
	$2,763	$5,078	$(11,404)
The consolidated effective income tax (credit) rate differs from the statutory U.S. federal tax rate for the following reasons and by the following percentages:

	For the year ended June 30,
	2013	2012	2011
Statutory U.S. federal income tax (credit) rate	34.0%	34.0%	(34.0)%
Significant increases (reductions) resulting from:
Changes in valuation allowance	—	2.1	(242.0)
Domestic production activities deduction	(2.1)	—	—
Canadian tax benefits	—	—	(3.2)
Vietnam tax rate differences	(1.4)	(1.8)	(9.6)
State and local income taxes, net of federal benefit	1.8	1.8	(1.3)
Canadian worthless stock and bad debt deduction	(12.5)	—	—
Other	(3.0)	(1.3)	0.9
Effective income tax (credit) rate	16.8%	34.8%	(289.2)%

Significant components of deferred income tax assets and liabilities at June 30, 2013 and 2012, are as follows (in thousands):

	June 30, 2013	June 30, 2012
Deferred tax assets:
Intangible assets	$1,598	$1,269
Goodwill	1,466	1,992
Environmental remediation	1,143	1,254
Inventories	2,238	1,361
Employment and compensation accruals	916	747
Capital loss carryover	255	300
State tax carryovers	172	162
Canadian tax benefits	2,063	2,062
Pension liability	151	966
Restructuring accruals	16	—
Other	849	628
Gross deferred tax assets	10,867	10,741
Less valuation allowance	(2,403)	(2,491)
Total deferred tax assets	8,464	8,250
Deferred tax liabilities:
Property, plant and equipment	(1,068)	(548)
Pension costs	—	(466)
Other	(188)	(80)
Gross deferred tax liabilities	(1,256)	(1,094)
Net deferred tax assets	$7,208	$7,156
Net deferred income tax assets are included in the balance sheets at June 30, 2013 and 2012, as follows (in thousands):

	June 30, 2013	June 30, 2012
U.S. net deferred income tax assets, current	$3,167	$2,020
U.S. net deferred income tax assets, non-current	4,041	5,136
	$7,208	$7,156
In preparing the Company's consolidated financial statements, management has assessed the likelihood that its deferred income tax assets will be realized from future taxable income. In evaluating the ability to recover its deferred income tax assets, management considers all available evidence, positive and negative; including the Company's operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred income tax assets will not be realized. Management exercises significant judgment in determining the Company's provisions for income taxes, its deferred income tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred income tax assets.
Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of each reporting date management considers new evidence, both positive and negative, that could impact management's view with regards to future realization of deferred tax assets.

The Company has deferred tax assets of $0.2 million related to state net operating losses, which will expire in 2029. For financial reporting purposes, valuation allowances related to capital loss carryovers and state income tax carryovers are approximately $0.3 million and less than $0.1 million, respectively, as of both June 30, 2013 and 2012. In prior years, a valuation allowance was established for the deferred tax asset related to the Company's prior Canadian operations. These deferred tax assets totaled $2.1 million at both June 30, 2013 and 2012 and a full valuation allowance was recorded against the deferred tax asset at both dates.
The deferred tax asset valuation allowance in fiscal 2011 includes a decrease of $1.1 million, which was allocated directly to shareholders' equity against deferred taxes related to unrecognized pension costs as recoveries to the components of accumulated other comprehensive loss.
The Company's Vietnam operations are subject to a four-year tax holiday from the time the entity began to generate taxable income through 2015, which provides a preferential tax rate of 15% due to involvement in encouraged investments projects in Vietnam.  The Company additionally received a 30% tax incentive during calendar years 2011 and 2012, which was available to companies with less than 300 employees.  The Company's Vietnamese operations resulted in taxable income in each of the years ended June 30, 2013, 2012, 2011, and 2010.  Due to the Vietnam tax holiday and incentives associated with these operations, no tax expense was recorded in fiscal 2011 or 2010. The dollar effects on the Company's net income resulting from the Vietnam tax holiday and incentives for the fiscal years ended June 30, 2013, 2012 and 2011 were $0.1 million, $0.1 million and $0.3 million, respectively. The effects on basic and diluted earnings per share for the fiscal years ended June 30, 2013, 2012 and 2011 were $0.01, $0.01 and $0.03, respectively.
 During fiscal 2013, the Company recognized a $2.1 million income tax benefit for a worthless stock and bad debt deduction with respect to its investments and advances to its 100% owned Canadian subsidiary, Sparton of Canada, Ltd. Sparton of Canada, Ltd. is the legal entity that held the Company's Canadian operations until these operations were ceased during fiscal 2009.
The Company has successor tax liability with respect to the Onyx shares acquired during fiscal 2013. The Company identified approximately $0.1 million, net of federal benefit, of uncertain tax positions for certain state income tax liabilities related to periods prior to the business combination. Management made the determination that it was more likely than not that the full benefit of tax positions would not be sustained on examination and accordingly, has established a liability for unrecognized tax benefits of $0.2 million as of June 30, 2013. As of June 30, 2013, management does not expect the amount of the unrecognized tax benefit liability to increase or decrease significantly within the next 12 months. Should the unrecognized tax benefit of $0.2 million be recognized, the Company's effective tax rate would be favorably impacted.
The following presents a roll forward of the Company's liability for unrecognized tax benefits (in thousands):

	For the year ended June 30,
	2013	2012	2011
Balance, beginning of period	$—	$—	$—
Acquired tax positions	159	—	—
Increase in current year tax positions	—	—	—
Increase (decrease) related to adjustments of previous estimates of activity	—	—	—
Balance, end of period	$159	$—	$—
The Company's income tax returns are subject to audit by federal, state, and local governments, generally up to three to four years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws. The Company has not been notified by any major federal, state or local government that it will be subject to examination and open years include fiscal years 2007 through 2013.
(9) Employee Retirement Benefit Plans
Defined Benefit Pension Plan
As of June 30, 2013, approximately 400 employees and retirees of the Company are covered by a defined benefit pension plan. Effective April 1, 2009, participation and the accrual of benefits in this pension plan were frozen, at which time all participants became fully vested and all remaining prior service costs were recognized. Lump-sum benefit distributions during fiscal year 2011 exceeded plan service and interest costs, resulting in lump-sum settlement charges of approximately $0.1 million being recognized during that year. No lump-sum settlement charges were recognized during fiscal 2013 or 2012.

The components of net periodic pension expense for the years ended June 30, 2013, 2012 and 2011 were as follows (in thousands):

	For the year ended June 30,
	2013	2012	2011
Service cost	$—	$—	$—
Interest cost	343	417	447
Expected return on plan assets	(514)	(560)	(438)
Amortization of prior service cost	—	—	—
Amortization of unrecognized net actuarial loss	183	43	235
Net periodic benefit (income) cost	12	(100)	244
Pro rata recognition of lump-sum settlements	—	—	128
Total periodic pension (income) expense	$12	$(100)	$372
The weighted average assumptions used to determine benefit obligations and net periodic benefit cost for fiscal 2013, 2012 and 2011 were as follows:

	Benefit Obligation			Benefit Cost
	2013	2012	2011	2013	2012	2011
Discount rate (1)	4.75%	4.25%	5.50%	4.25%	5.50%	5.50%
Rate of compensation increase (2)	—%	—%	—%	—%	—%	—%
Expected long-term rate on plan assets (3)	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%

(1)	The Company determines its assumption for the discount rate on an index of high-quality corporate bond yields and matching-funding yield curve analysis.

(2)	The rate of compensation increase for calculation of the benefit obligation is 0.0% due the freezing of the plan as of April 1, 2009.

(3)
The expected long-term rate of return for plan assets is based on analysis of historical data and future expectations relevant to the investments and consistency with the assumed rate of inflation implicit in the market.

At June 30, 2013 and 2012, as a result of the fiscal 2009 plan curtailment, the accumulated benefit obligation is equal to the projected benefit obligation. The following tables summarize the changes in benefit obligations, plan assets and funded status of the plan at June 30, 2013 and 2012 (in thousands):

	June 30, 2013	June 30, 2012
Change in prepaid benefit cost:
Prepaid benefit cost at beginning of fiscal year	$1,372	$972
Net periodic benefit income (cost) for fiscal year	(12)	100
Employer contributions to plan	183	300
Prepaid benefit cost at end of fiscal year	$1,543	$1,372
Change in projected benefit obligation:
Projected benefit obligation at beginning of fiscal year	$8,827	$8,216
Service cost	—	—
Interest cost	343	417
Actuarial experience and changes in assumptions	(320)	657
Benefits paid	(684)	(463)
Projected benefit obligation at end of fiscal year	$8,166	$8,827
Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$7,514	$7,869
Employer contributions	183	300
Actual return on plan assets	735	(192)
Benefits paid	(684)	(463)
Fair value of plan assets at end of fiscal year	$7,748	$7,514
Amounts recognized in the Consolidated Balance Sheets:
Current portion of pension liability	$144	$323
Pension liability — non-current portion	274	990
Funded status — total balance sheet liability	$418	$1,313
The Company’s policy is to fund the plan based upon legal requirements and tax regulations. For fiscal 2014, based upon current actuarial calculations and assumptions, cash contributions of approximately $0.1 million are anticipated. These anticipated contributions are reflected as the current portion of the pension liability as of June 30, 2013. During the years ended June 30, 2013, 2012 and 2011, approximately $0.2 million, $0.3 million and $1.0 million, respectively, was contributed to the pension plan.
Pension related amounts recognized in other comprehensive income (loss), excluding tax effects, for the years ended June 30, 2013, 2012 and 2011 are as follows (in thousands):

	For the year ended June 30,
	2013	2012	2011
Amortization of prior service cost	$—	$—	$—
Amortization of unrecognized net actuarial loss	183	43	235
Pro rata recognition of lump-sum settlements	—	—	128
Net actuarial gain (loss)	541	(1,408)	1,797
Total recognized in other comprehensive income (loss)	$724	$(1,365)	$2,160

The amounts in accumulated other comprehensive loss on the consolidated balance sheets, excluding tax effects, that have not yet been recognized as components of net periodic benefit cost at June 30, 2013 and 2012 are as follows (in thousands):

	June 30, 2013	June 30, 2012
Accumulated other comprehensive loss:
Net actuarial loss	$1,961	$2,685
Net prior service cost	—	—
Total	$1,961	$2,685
The estimated amount that will be amortized from accumulated other comprehensive loss, pre-tax, into net periodic pension cost in fiscal 2014 is expected to total approximately $0.2 million, consisting of amortization of unrecognized actuarial loss as well as lump sum settlement charges.
Expected benefit payments for the defined benefit pension plan for the next ten fiscal years are as follows (in thousands):

Fiscal Year Ended June 30,
2014	$907
2015	805
2016	735
2017	616
2018	587
2019 – 2022	2,391
Total	$6,041
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
Below is a summary of pension plan asset allocations as of June 30, 2013 and 2012, by asset category:

	Weighted Average Allocation For the Year Ended June 30,
	Target	2013	2012
Equity securities	40%-70%	56%	49%
Fixed income (debt) securities	30%-60%	43%	38%
Cash and cash equivalents	0%-10%	1%	13%
		100%	100%

The fair value of all the defined benefit pension plan assets is based on quoted prices in active markets for identical assets which are considered Level 1 inputs within the fair value hierarchy described in Note 2. The total estimated fair value of plan assets by asset class at June 30, 2013 and 2012 were as follows (in thousands):

	June 30, 2013	June 30, 2012
Asset Class:
Equity securities:
Directly held corporate stock — Large Cap	$2,477	$2,375
Registered investment companies — Mid-Cap Value	192	183
Registered investment companies — Mid-Cap Growth	278	184
Registered investment companies — Small-Cap	402	192
Registered investment companies — International	995	738
Fixed income (debt) securities:
Registered investment companies — Intermediate Bond	3,291	2,883
Cash and cash equivalents	113	959
Total assets measured at fair value	$7,748	$7,514

Defined Contribution Plans
Substantially all of the Company’s U.S. employees are eligible to participate in the Company’s 401(k) defined contribution plan. The plan allows employees to contribute up to 100% of their eligible compensation up to a maximum amount allowed by law and provides that the Company may, at its discretion, make matching contributions, profit sharing contributions or qualified non-elective contributions. During each of the years ended June 30, 2013, 2012 and 2011, the Company matched 50% of participants’ contributions up to 6% of their eligible compensation.
Under the plan, at the election of the participant, both employee and employer contributions may be invested in any of the available investment options, which include Sparton common stock. As of June 30, 2013, approximately 130,000 shares of Sparton common stock were held in the 401(k) plan. Amounts expensed related to the Company’s matching contributions and administrative expenses for the plan were approximately $0.9 million, $0.7 million and $0.5 million for the years ended June 30, 2013, 2012 and 2011, respectively. As of June 30, 2013, plan assets totaled approximately $29.3 million.

(10) Commitments and Contingencies
Operating Leases — The Company is obligated under operating lease agreements for a portion of its production machinery and data processing equipment. Such leases, some of which are non-cancelable and in many cases include purchase or renewal options, expire at various dates and typically provide for monthly payments over a fixed term in equal, non-escalating amounts. Generally, the Company is responsible for maintenance, insurance and taxes relating to these leased assets. The Company is additionally obligated under operating lease agreements for its corporate headquarters in Schaumburg, Illinois and its manufacturing plant in Frederick, Colorado. Each of these leases provide for escalating minimum monthly base rental payments, require the Company to provide for maintenance, insurance and property taxes in addition to minimum monthly base rental and include renewal options. At June 30, 2013, the future minimum annual lease payments under these agreements are as follows (in thousands):

June 30,
2014	$938
2015	722
2016	688
2017	710
2018	269
Thereafter	182
Total	$3,509
Rent expense was approximately $1.4 million, $2.1 million and $2.7 million, respectively, for the years ended June 30, 2013, 2012 and 2011. Included in rent expense for the years ended June 30, 2013, 2012 and 2011 was approximately $0.2 million, $0.2 million and $0.2 million, respectively, of contingent rent expense primarily relating to the Company’s corporate headquarters in Schaumburg, Illinois and its Frederick, Colorado facility.
Environmental Remediation — Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Although the Company entered into a long-term lease of the Coors Road property that was accounted for as a sale of property during fiscal 2010, it remains responsible for the remediation obligations related to its past operation of this facility. At June 30, 2013, Sparton had accrued approximately $3.2 million as its estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which approximately $0.5 million is classified as a current liability and included on the balance sheet in other accrued expenses. The Company’s minimum cost estimate is based upon existing technology and excludes certain legal costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements.
In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8.4 million incurred from the date of settlement, if any, of which approximately $4.6 million has been expended as of June 30, 2013 toward the $8.4 million threshold. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At June 30, 2013, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded and net of DOE reimbursement, could be up to $2.4 million before income taxes over the next seventeen years.

The Company and its subsidiaries are also involved in certain existing compliance issues with the EPA and various state agencies, including being named as a potentially responsible party at several sites. Potentially responsible parties (“PRP”s) can be held jointly and severally liable for the clean-up costs at any specific site. The Company's past experience, however, has indicated that when it has contributed relatively small amounts of materials or waste to a specific site relative to other PRPs, its ultimate share of any clean-up costs has been minor. Based upon available information, the Company believes it has contributed only small amounts to those sites in which it is currently viewed as a PRP and that reasonably possible losses related to these compliance issues are immaterial.
U.S. Government Audits — Federal government agencies, including the Defense Contract Audit Agency (“DCAA”) and the Defense Contract Management Agency (“DCMA”), routinely audit and evaluate government contracts and government contractors’ administrative processes and systems. These agencies review the Company’s performance on contracts, pricing practices, cost structure, financial capability and compliance with applicable laws, regulations and standards. They also review the adequacy of the Company’s internal control systems and policies, including the Company’s purchasing, accounting, estimating, compensation and management information processes and systems.
The Company implemented a new enterprise resource planning system in November 2012 and currently remains eligible to receive cost reimbursable contracts from the U.S. Government. The Company responded in June 2013 to DCAA review comments received in the fourth quarter of fiscal 2013 regarding corrective actions to improve the reliability for accumulating costs under government contracts. While the Company’s corrective actions remain open for further review, the Company remains confident formal resolution of DCAA cost accounting practices findings will not have a material adverse impact on the Company’s financial results.
Other — In addition to the foregoing, from time to time, the Company is involved in various legal proceedings relating to claims arising in the ordinary course of business. The Company is not currently a party to any such legal proceedings, the outcome of which, individually or in the aggregate, is expected to have a material adverse effect on our business, financial condition or results of operations.
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
2010 Plan. Under the 2010 Plan, the Company may grant to employees, officers and directors of the Company or its subsidiaries incentive and non-qualified stock options, stock appreciation rights, restricted stock or restricted stock units, performance awards and other stock-based awards, including grants of shares. Restricted stock awards granted to date to employees under the 2010 Plan vest annually over four years, subject to achievement of certain financial performance metrics in addition to the service requirements. Unrestricted stock awards granted to date under the 2010 Plan represent annual stock grants to directors as a component of their overall compensation. The 2010 Plan has a term of ten years. The total number of shares that may be awarded under the 2010 Plan is 1,000,000 shares of common stock, of which amount, 592,419 shares remain available for awards as of June 30, 2013.
The Company did not grant any stock options during the years ended June 30, 2013, 2012 or 2011.

The following table shows stock-based compensation expense by type of share-based award for the years ended June 30, 2013, 2012 and 2011 included in the consolidated statements of income (in thousands):

	For the year ended June 30, 2013	For the year ended June 30, 2012	For the year ended June 30, 2011
Fair value expense of stock option awards	$—	$—	$—
Restricted stock	1,128	943	646
Total stock-based compensation	$1,128	$943	$646
The following table shows the total remaining unrecognized compensation cost related to restricted stock grants and the fair value expense of stock option awards, as well as the weighted average remaining required service period over which such costs will be recognized as of June 30, 2013:

	Total Remaining Unrecognized Compensation Cost (in thousands)	Weighted Average Remaining Required Service Period (in years)
Fair value expense of stock option awards	$—	—
Restricted stock	1,035	1.96
	$1,035	1.96
The following is a summary of activity for the year-ended June 30, 2013 related to the Company’s stock options granted under its long-term incentive plans:

	Number of Options	Weighted- Average Exercise Price
Options outstanding as of June 30, 2012	101,076	$7.72
Granted	—	—
Exercised	(29,776)	6.03
Forfeited	(15,882)	7.94
Expired	—	—
Options outstanding and exercisable as of June 30, 2013	55,418	$8.56
Stock options outstanding at June 30, 2013 are exercisable at prices between $8.48 and $8.57. The aggregate intrinsic value and weighted average remaining contractual life of options outstanding at June 30, 2013 is approximately $0.5 million and 1.96 years, respectively. In general, the Company’s policy is to issue new shares upon exercise of stock options. The intrinsic value of options exercised during the years ended June 30, 2013, 2012 and 2011 was $0.2 million, $0.4 million and less than $0.1 million, respectively.

The following is a summary of activity for the year-ended June 30, 2013 related to shares granted under the Company’s long-term incentive plans:

	Shares	Weighted Average Grant Date Fair Value
Restricted shares at June 30, 2012	305,850	$6.44
Granted	159,433	11.08
Vested	(103,500)	7.13
Forfeited	(50,530)	7.96
Restricted shares at June 30, 2013	311,253	$8.34
The total fair value of restricted stock vested in the years ended June 30, 2013, 2012 and 2011 was $1.0 million, $0.7 million and $0.4 million, respectively.
(12) Earnings Per Share Data
Earnings per share calculations, including weighted average number of shares of common stock outstanding used in calculating basic and diluted income per share, for the years ended June 30, 2013, 2012 and 2011 are as follows:

	For the year ended June 30,
	2013	2012	2011
Net income (in thousands)	$13,638	$9,508	$7,461
Weighted average shares outstanding — Basic	10,193,530	10,174,176	10,217,494
Net effect of dilutive stock options	35,157	34,634	37,874
Weighted average shares outstanding — Diluted	10,228,687	10,208,810	10,255,368
Net income per share:
Basic	$1.34	$0.93	$0.73
Diluted	$1.33	$0.93	$0.73
For the years ended June 30, 2013, 2012 and 2011, 311,253, 305,850 and 243,827, respectively, unvested restricted shares were included in determining both basic and diluted earnings per share. Potential shares of common stock issuable upon exercise of stock options excluded from diluted income per share computations because their inclusion would be anti-dilutive were zero, zero and 104,501 for the years ended June 30, 2013, 2012 and 2011, respectively.
(13) Stock Repurchase Plan
On May 1, 2013, the Company’s Board of Directors approved a repurchase by the Company of up to $3.0 million of shares of its common stock over a 12-month period. The Company has been authorized to purchase shares from time to time in open market, block transactions and privately negotiated transactions at prices deemed appropriate by management, depending on market conditions, applicable laws and other factors. The stock repurchase program does not require the Company to repurchase any specific number of shares and can be modified, extended or terminated by the Board of Directors at any time. Pursuant to this stock repurchase program, during the year ended June 30, 2013, the Company purchased 128,158 shares of its common stock at an average price of $16.55 per share for approximately $2.1 million. Shares purchased under the plan were cancelled upon repurchase. As of June 30, 2013, approximately $0.9 million remained available under the stock repurchase program.

(14) Restructuring Activities
Creonix Acquisition Related Restructuring
In conjunction with the Creonix acquisition, the Company intends to consolidate the Creonix operations into the Company’s Brooksville, Florida facility. These restructuring activities are expected to consist primarily of approximately $0.2 million of workforce retention costs, approximately $0.2 million of production transfer costs and less than $0.1 million of facility closing costs. Inception to date restructuring charges recognized within the Complex Systems segment of less than $0.1 million have been incurred as of June 30, 2013 related to these acquisition related restructuring activities. The Company expects to incur approximately $0.4 million additional costs and has remaining restructuring related cash payments of approximately $0.4 million to be paid out during the fiscal 2014.
Summary of Restructuring Charges
The table below summarizes the nature and amount of all restructuring actions for the year ended June 30, 2013 (in thousands):

	Workforce Reduction (principally severance and retention bonuses)	Production Transfer	Facility Closing	Total
Accrual balance at June 30, 2012	—	—	—	—
Restructuring charges	44	11	—	55
Less: cash payments	—	(11)	—	(11)
Restructuring reversals	—	—	—	—
Accrual balance at June 30, 2013	$44	$—	$—	$44
(15) Business Segments
The Company is a provider of complex and sophisticated electromechanical devices with capabilities that include concept development, design and manufacturing engineering, production, distribution, and field service. Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in assessing performance and allocating resources. The Company serves the Medical & Biotechnology, Military & Aerospace and Industrial & Commercial markets through three reportable business segments; Medical Device (“Medical”), Complex Systems (“CS”) and Defense & Security Systems (“DSS”).
The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company's resources on a segment basis. Net sales are attributed to the segment in which the product is manufactured or service is performed. A segment's performance is evaluated based upon its operating income (loss). A segment's operating income (loss) includes its gross profit on sales less its selling and administrative expenses, including allocations of certain corporate operating expenses. Certain corporate operating expenses are allocated to segment results based on the nature of the service provided. Other corporate operating expenses, including certain administrative, financial and human resource activities as well as items such as interest expense, interest income, other income (expense) and income tax expense (benefit), are not allocated to operations and are excluded from segment profit. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments. Inter-segment transactions are generally accounted for at amounts that approximate arm's length transactions. Identifiable assets by segments are those assets that are used in each segment's operations. The accounting policies for each of the segments are the same as for the Company taken as a whole.
Medical segment operations are comprised of contract design, manufacturing, and aftermarket repair and refurbishment of sophisticated medical and biotechnology devices and sub-assemblies. Customers include industry leaders, emerging technologies companies and start-ups. In manufacturing devices for its customers, this business unit follows specific design and manufacturing processes to assure product reliability and safety in accordance with Food and Drug Administration (“FDA”) guidelines and approvals. This group specializes in technologies, systems and processes required by medical OEM and ET customers primarily in the diagnostic, therapeutic, surgical and laboratory device segments of the medical and biotechnology marketplaces. The Medical segment also includes environmental monitoring and industrial systems and controls customers.

Complex Systems segment operations are comprised of manufacturing and aftermarket repair and refurbishment of sophisticated printed circuit card assemblies, sub-assemblies, full product assemblies, and cable/wire harnesses. Customers include military and aerospace, as well as industrial and commercial OEM's. In manufacturing for its customers, this segment adheres to very strict military and aerospace specifications in addition to product and process certifications. Customers are primarily engaged in applications that include: flight controls, cockpit displays, fuel system controls, secure communications, early warning detection, security systems, satellite communications, and audio.
Defense & Security Systems segment operations are comprised of design, development and production of products for both domestic and foreign defense as well as commercial needs. Sparton designs and manufactures anti-submarine warfare ("ASW") devices known as sonobuoys for the U.S. Navy and foreign governments that meet Department of State licensing requirements. This segment also performs an engineering development function for the United States military and prime defense contractors for advanced technologies ultimately leading to future defense products as well as replacements for existing products. The sonobuoy product line is built to stringent military specifications. These products are restricted by International Tariff and Arms Regulations (“ITAR”) and qualified by the U.S. Navy, which limits opportunities for competition. Additionally, this business unit internally develops and markets commercial products for underwater acoustics and microelectromechanical (“MEMS”)-based inertial measurement.
Operating results and certain other financial information about the Company’s three reportable segments for the years ended June 30, 2013, 2012 and 2011 and as of June 30, 2013 and June 30, 2012 were as follows (in thousands):

	For the year ended June 30, 2013
	Medical	CS	DSS	Corporate and Other Unallocated	Eliminations	Total
Sales (a)	$146,873	$60,649	$76,818	$—	$(18,325)	$266,015
Gross profit	21,287	6,388	17,927	—	—	45,602
Operating income (loss)	11,602	3,615	11,692	(10,639)	—	16,270
Selling and administrative expenses	8,114	2,776	4,935	10,626	—	26,451
Internal research and development expenses	—	—	1,300	—	—	1,300
Restructuring charges	—	55	—	—	—	55
Gain on acquisition	—	(62)	—	—	—	(62)
Depreciation/amortization	3,258	645	626	232	—	4,761
Capital expenditures	1,369	1,197	996	310	—	3,872

	For the year ended June 30, 2012
	Medical	CS	DSS	Corporate and Other Unallocated	Eliminations	Total
Sales (a)	$110,894	$53,609	$74,102	$—	$(15,028)	$223,577
Gross profit	15,242	5,762	17,498	—	—	38,502
Operating income (loss)	8,685	2,985	12,415	(9,540)	—	14,545
Selling and administrative expenses	6,152	2,777	3,790	9,513	—	22,232
Internal research and development expenses	—	—	1,293	—	—	1,293
Restructuring charges	(30)	—	—	(38)	—	(68)
Depreciation/amortization	704	565	461	84	—	1,814
Capital expenditures	288	947	1,318	1,691	—	4,244

	For the year ended June 30, 2011
	Medical	CS	DSS	Corporate and Other Unallocated	Eliminations	Total
Sales (a)	$98,028	$49,835	$69,720	$—	$(14,231)	$203,352
Gross profit	12,938	4,835	15,395	—	—	33,168
Operating income (loss)	(8,011)	1,586	10,869	(8,273)	—	(3,829)
Selling and administrative expenses	6,031	3,289	3,416	8,106	—	20,842
Internal research and development expenses	—	—	1,110	—	—	1,110
Restructuring charges	107	(22)	—	(10)	—	75
Gain on acquisition	(2,550)	—	—	—	—	(2,550)
Gain on sale of property, plant and equipment	—	(18)	—	(121)	—	(139)
Impairment of intangible asset	3,663	—	—	—	—	3,663
Impairment of goodwill	13,153	—	—	—	—	13,153
Depreciation/amortization	793	498	249	71	—	1,611
Capital expenditures	45	1,189	1,385	558	—	3,177

	As of June 30, 2013
	Medical	CS	DSS	Corporate and Other Unallocated	Eliminations	Total
Total assets	$95,776	$36,135	$16,952	$17,337	$—	$166,200

	As of June 30, 2012
	Medical	CS	DSS	Corporate and Other Unallocated	Eliminations	Total
Total assets	$51,211	$24,590	$10,912	$57,842	$—	$144,555

(a)	Intercompany sales primarily represent CS production of circuit boards that are then utilized in DSS product sales. These intercompany sales are eliminated in consolidation.
(16) Business, Geographic and Sales Concentration
Sales to individual customers in excess of 10% of total net sales for the years ended June 30, 2013, 2012 and 2011 were as follows:

	For the year ended June 30,
	2013	2012	2011
U.S. Navy (a)	20%	20%	30%
Fenwal Blood Technologies (b)	20%	15%	12%
Siemens Diagnostics (c)	*	11%	18%

(*)Denotes sales were below 10% of total.

(a)	Sales to the United States Navy, including those made through the Company’s ERAPSCO joint venture, are included in the results of the Company’s DSS segment.
(b)Sales to Fenwal Blood Technologies are included in the results of the Company’s Medical segment.
(c)Sales to Siemens Diagnostics are included in the results of the Company’s Medical segment.

Net sales were made to customers located in the following countries (in thousands):

	For the year ended June 30,
	2013	2012	2011
United States	$236,243	$179,656	$172,646
Ireland	2,913	10,919	23,078
Other foreign countries (a)	26,859	33,002	7,628
Consolidated total	$266,015	$223,577	$203,352

(a)	No other single country or currency zone accounted for 10% or more of export sales in the fiscal years ended June 30, 2013, 2012, or 2011.
ASW devices and related engineering contract services to the U.S. government and foreign countries contributed approximately $75.2 million (28%), $73.4 million (33%) and $66.5 million (33%), respectively, to total net sales for the fiscal years ended June 30, 2013, 2012 and 2011.
The Company’s investment in property, plant and equipment, which are located in the United States and Vietnam, are summarized, net of accumulated depreciation, as follows (in thousands):

	As of June 30, 2013	As of June 30, 2012
United States	$26,331	$11,559
Vietnam	2,573	2,701
Consolidated total	$28,904	$14,260
(17) Quarterly Results of Operations (Unaudited) (In thousands, except per share amounts):

	Quarter
	1st	2nd	3rd	4th
Year ended June 30, 2013
Net sales	$49,020	$65,979	$63,880	$87,136
Gross profit	7,213	11,408	10,042	16,939
Net income	953	4,401	1,483	6,801
Income per share - Basic	0.09	0.43	0.15	0.67
Income per share - Diluted	0.09	0.43	0.14	0.67
Year ended June 30, 2012
Net sales	$51,833	$55,370	$55,048	$61,326
Gross profit	8,344	8,736	9,161	12,261
Net income	1,509	1,942	2,005	4,052
Basic and diluted net income per share	0.15	0.19	0.20	0.40
(18) Subsequent Event
On August 30, 2013, the Company completed the acquisition of certain assets of Aydin Displays, Inc. (“Aydin”). The purchase price of $15.0 million is subject to a final working capital adjustment and was financed through the use of borrowings under the Company's Credit Facility. The acquired business, which will be part of the Company's DSS segment and which is expected to add $18 million (unaudited) in projected annualized revenue, develops enhanced flat panel display and touch-screen solutions with application-critical performance criteria including ruggedization, high resolution, color accuracy, response/refresh times, sunlight readability and other criteria such as magnetic interference and emanations security for the Military & Aerospace and Civil Marine markets. These products are currently specified in the U.S. Navy P8A Poseidon ASW aircraft behind-the-cockpit control center, the command and control centers of many U.S. Navy ships, Federal Aviation Administration air traffic control systems, and cockpit command centers for various civil marine applications. The initial accounting for the acquisition is not complete pending detailed analyses of the facts and circumstances that existed as of the acquisition date.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)
Years Ended June 30,

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Allowance for Losses Acquired with Onyx	Write-Offs/ Dispositions	Balance at End of Period
2013
Allowance for losses on accounts receivable	$146	$128	$54	$(267)	$61
2012
Allowance for losses on accounts receivable	$65	$91	$—	$(10)	$146
2011
Allowance for losses on accounts receivable	$532	$224	$—	$(691)	$65

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Second Amended Articles of Incorporation of the Registrant, incorporated herein by reference from the Registrant’s Proxy Statement on Form DEF 14A filed with the SEC on September 21, 2010.

3.2	Amended and Restated Code of Regulations of the Registrant, incorporated herein by reference from the Registrant’s Proxy Statement on Form DEF 14A filed with the SEC on September 21, 2010.

3.3
Amendment to Amended and Restated Code of Regulations of the Registrant, incorporated by reference from Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 26, 2012.

10.1
Credit and Guaranty Agreement dated November 15, 2012, entered into between B.M.O. Harris Bank, N.A., and the Borrowers, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2012.

10.2*	Consent and Amendment No. 1 to Credit and Guaranty Agreement dated August 30, 2013 among the Company, its subsidiaries and B.M.O. Harris Bank, N.A. and the Borrowers.

10.3†	Sparton Short-Term Incentive Plan, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2009.

10.4†	2010 Long-Term Stock Option Incentive Plan, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2009.

10.5†
Amendment to the Sparton Corporation 2010 Long-Term Incentive Plan dated June 24, 2010, incorporated by reference from Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed with the SEC on September 7, 2011.

10.6†
Form of Grant of Restricted Stock under Sparton Corporation’s Long-Term Incentive Plan, incorporated by reference from Exhibit 10.9 to the Registrant's Annual Report on Form 10-K filed with the SEC on September 5, 2012.

10.7†
Employment Agreement dated August 24, 2011, by and between the Company and Cary B. Wood, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 29, 2011.

10.8†
Employment Agreement dated November 6, 2012 by and between the Company and Mark Schlei, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 13, 2012.

10.9†
Executive Employment Agreement, effective as of January 5, 2009, by and between the Company and Gordon Madlock, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 29, 2009.

10.10†
First Amendment to Executive Employment Agreement, effective as of September 17, 2012, by and between the Company and Gordon Madlock, incorporated by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2012.

10.11†
Employment Agreement dated January 5, 2009 by and between the Company and Michael Osborne, incorporated by reference from Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed with the SEC on September 7, 2011.

10.12†
First Amendment to Executive Employment Agreement, effective as of September 17, 2012, by and between the Company and Michael Osborne, incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2012.

10.13†
Employment Agreement dated December 8, 2008 by and between the Company and Steven Korwin, incorporated by reference from Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the SEC on September 7, 2011.

10.14†
First Amendment to Executive Employment Agreement, effective as of September 17, 2012, by and between the Company and Steven Korwin, incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2012.

Exhibit Number	Description
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

10.17
Unit Purchase Agreement dated November 2, 2012 between Everett Smith Group, Ltd. and Sparton Onyx, LLC, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 7, 2012.

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