Form 10-Q
period 2013-09-30
SPARTON CORP
filed 2013-11-05
CIK 92679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

As of October 31, 2013, there were 10,102,461 shares of common stock, $1.25 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SPARTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	September 30, 2013	June 30, 2013 (a)
Assets
Current Assets:
Cash and cash equivalents	$2,719	$6,085
Accounts receivable, net of allowance for doubtful accounts of $113 and $61, respectively	51,093	49,572
Inventories and cost of contracts in progress, net	55,658	46,334
Deferred income taxes	3,332	2,951
Prepaid expenses and other current assets	1,765	1,731
Total current assets	114,567	106,673
Property, plant and equipment, net	28,593	28,904
Goodwill	18,767	14,767
Other intangible assets, net	10,115	10,713
Deferred income taxes — non-current	3,800	4,075
Other non-current assets	753	790
Total assets	$176,595	$165,922
Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$139	$136
Accounts payable	16,051	19,596
Accrued salaries and wages	6,741	6,329
Accrued health benefits	1,835	1,793
Performance based payments on customer contracts	13,366	20,902
Other accrued expenses	8,195	6,733
Total current liabilities	46,327	55,489
Pension liability — non-current portion	200	274
Long-term debt — non-current portion	29,867	11,403
Environmental remediation — non-current portion	2,615	2,684
Total liabilities	79,009	69,850
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, no par value; 200,000 shares authorized, none issued	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 10,097,211 and 10,095,716 shares issued and outstanding, respectively	12,621	12,619
Capital in excess of par value	17,947	18,751
Retained earnings	68,243	65,957
Accumulated other comprehensive loss	(1,225)	(1,255)
Total shareholders’ equity	97,586	96,072
Total liabilities and shareholders’ equity	$176,595	$165,922

(a)	Derived from the Company’s audited financial statements as of June 30, 2013.
See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended
	September 30, 2013	September 30, 2012
Net sales	$74,198	$50,801
Cost of goods sold	62,004	42,801
Gross profit	12,194	8,000
Operating Expense:
Selling and administrative expenses	7,645	5,472
Internal research and development expenses	389	305
Amortization of intangible assets	598	102
Restructuring charges	188	—
Other operating expenses	(3)	(10)
Total operating expense, net	8,817	5,869
Operating income	3,377	2,131
Other income (expense)
Interest expense	(158)	(81)
Interest income	2	28
Other, net	172	110
Total other income, net	16	57
Income before provision for income taxes	3,393	2,188
Provision for income taxes	1,107	731
Net income	$2,286	$1,457
Income per share of common stock:
Basic	$0.23	$0.14
Diluted	$0.23	$0.14
Weighted average shares of common stock outstanding:
Basic	10,072,694	10,141,612
Diluted	10,104,089	10,163,151
See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars in thousands)

	For the Three Months Ended
	September 30, 2013	September 30, 2012
Net income	$2,286	$1,457
Other comprehensive income (loss) - Change in unrecognized pension costs, net of tax:
Amortization of unrecognized net actuarial loss, net of tax benefit of $16 and $4 for the three months ended September 30, 2013 and 2012, respectively	30	7
Pro rata recognition of lump-sum settlements, net of tax benefit of $10 for the three months ended September 30, 2012	—	15
Other comprehensive income, net of tax	30	22
Comprehensive income	$2,316	$1,479

SPARTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	For the Three Months Ended
	September 30, 2013	September 30, 2012
Cash Flows from Operating Activities:
Net income	$2,286	$1,457
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,721	479
Deferred income tax expense	(122)	339
Stock-based compensation expense	297	264
Excess tax benefit of stock-based compensation	(460)	—
Other	36	31
Changes in operating assets and liabilities:
Accounts receivable	2,715	3,846
Inventories and cost of contracts in progress	(1,299)	(3,365)
Prepaid expenses and other assets	165	14
Performance based payments on customer contracts	(7,536)	(3,285)
Accounts payable and accrued expenses	(3,098)	(2,392)
Net cash used in operating activities	(5,295)	(2,612)
Cash Flows from Investing Activities:
Purchase of certain assets and liabilities of Aydin Displays, Inc.	(15,000)	—
Purchases of property, plant and equipment	(474)	(1,058)
Proceeds from sale of property, plant and equipment	37	—
Net cash used in investing activities	(15,437)	(1,058)
Cash Flows from Financing Activities:
Borrowings of long-term debt	25,500	—
Repayment of long-term debt	(7,035)	(35)
Repurchase of stock	(1,559)	(234)
Proceeds from the exercise of stock options	—	85
Excess tax benefit from stock-based compensation	460	—
Net cash provided by (used in) financing activities	17,366	(184)
Net decrease in cash and cash equivalents	(3,366)	(3,854)
Cash and cash equivalents at beginning of period	6,085	46,950
Cash and cash equivalents at end of period	$2,719	$43,096
Supplemental disclosure of cash flow information:
Cash paid for interest	$153	$86
Cash paid for income taxes	$338	$49
Supplemental disclosure of non-cash investing activities:
Accounts receivable recognized in relation to Creonix purchase consideration adjustment	$105	$—
Accounts payable recognized in relation to Aydin Displays, Inc. purchase consideration adjustment	$357	$—
See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(Dollars in thousands)

	Three Months Ended September 30, 2013
	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at June 30, 2013	10,095,716	$12,619	$18,751	$65,957	$(1,255)	$96,072
Issuance of stock	81,719	102	(102)	—	—	—
Forfeiture of restricted stock	(3,344)	(4)	4	—	—	—
Repurchase of stock	(76,880)	(96)	(1,463)	—	—	(1,559)
Stock-based compensation	—	—	297	—	—	297
Excess tax benefit from stock-based compensation	—	—	460	—	—	460
Comprehensive income, net of tax	—	—	—	2,286	30	2,316
Balance at September 30, 2013	10,097,211	12,621	17,947	68,243	(1,225)	97,586

	Three Months Ended September 30, 2012
	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at June 30, 2012	10,105,759	$12,632	$19,579	$51,995	$(1,718)	$82,488
Cumulative impact of change in accounting principle	—	—	—	492	—	492
Balance at June 30, 2012 - as adjusted	10,105,759	12,632	19,579	52,487	(1,718)	82,980
Issuance of stock	131,108	164	(164)	—	—	—
Repurchase of stock	(20,564)	(25)	(209)	—	—	(234)
Exercise of stock options	16,967	21	64	—	—	85
Stock-based compensation	—	—	264	—	—	264
Comprehensive income, net of tax	—	—	—	1,457	22	1,479
Balance at September 30, 2012	10,233,270	12,792	19,534	53,944	(1,696)	84,574
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

The unaudited condensed financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial information presented herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, which includes information and disclosures not presented herein. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications of prior period amounts have been made to conform to the current year presentation. Subsequent events have been evaluated through the date these financial statements were issued. In the opinion of management, the unaudited condensed consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year 2014.

(2) Change in Accounting Principle
In the first quarter of fiscal 2014, the Company voluntarily changed its revenue recognition policy related to DSS sonobuoy sales to the U.S. Navy and foreign government customers under long-term contracts that require lot acceptance testing. The new policy continues to recognize revenue under the percentage of completion method, but changes the measurement of progress under these contracts from a completed units accepted basis (whereby revenue was recognized for each lot of sonobuoys produced when that lot was formally accepted by the customer) to a units-of-production basis (whereby revenue is recognized when production and internal testing of each lot of sonobuoys is completed). The Company now has significant experience in producing sonobuoys to customer specifications and internal testing to assess compliance with those specifications and, as such, now has an adequate history of continuous customer acceptance of all sonobuoys produced. Accordingly, the Company believes the new method is preferable primarily because it eliminates delays in revenue and related cost of goods sold recognition due to timing of customer testing and acceptance delays. Such delays commonly occur due to customer circumstances that are unrelated to the product produced. Under the new policy, the revenue and related costs of goods sold of these manufactured sonobuoy lots will more closely match the period in which the product was produced and the related revenue earned, thereby better reflecting the economic activity of the DSS segment. Additionally, this new method provides better matching of periodic operating expenses incurred during production.

For the three months ended September 30, 2013, this change in accounting policy increased DSS and consolidated net sales and gross profit by $2.2 million and $1.0 million, respectively, and basic and diluted income per share each by $0.07. The following tables present the effects of the retrospective application of this voluntary change in accounting principle (Dollars in thousands, except share amounts):

Consolidated Statement of Income Data:
	For the Three Months Ended September 30, 2012
	As Originally Reported	Adjustment	As Restated
Net Sales	$49,020	$1,781	$50,801
Cost of goods sold	41,807	994	42,801
Gross profit	7,213	787	8,000
Income before provision for income taxes	1,401	787	2,188
Provision for income taxes	448	283	731
Net income	953	504	1,457
Income per share of common stock - Basic	0.09	0.05	0.14
Income per share of common stock - Diluted	0.09	0.05	0.14
Weighted average shares outstanding - Basic	10,141,612		10,141,612
Weighted average shares outstanding - Diluted	10,163,151		10,163,151

Consolidated Balance Sheet Data:
	As of June 30, 2013
	As Originally Reported	Adjustment	As Restated
Inventory	$46,334	$—	$46,334
Deferred income taxes	3,167	(216)	2,951
Performance based payments on customer contracts	21,504	(602)	20,902
Retained earnings	65,571	386	65,957

(3) Acquisitions
Aydin Displays, Inc. — On August 30, 2013, the Company completed the acquisition of certain assets and liabilities related to the contract manufacturing business of Aydin Displays, Inc. ("Aydin Displays" or “Aydin”) in a $15.0 million all-cash transaction, subject to certain post-closing adjustments and financed through the use of borrowings under the Company's Credit Facility. At September 30, 2013, the Company has recorded additional estimated contingent consideration of accounts receivable of $0.4 million in relation to a post-closing working capital adjustment, which is expected to be settled in the second quarter of the Company's fiscal 2014 year. Additional acquisition consideration of up to $6.6 million is contingent upon Aydin attaining certain performance thresholds during the twelve month period following the transaction. The transaction includes an approximate $1.2 million escrowed holdback which is available to fund the working capital adjustment and potential seller indemnification obligations in relation to the acquisition agreement.
The acquired business, which will be part of the Company's DSS segment and which is expected to add $18 million (unaudited) in annualized revenue, develops enhanced flat panel display and touch-screen solutions with application-critical performance criteria including ruggedization, high resolution, color accuracy, response/refresh times, sunlight readability and other criteria such as magnetic interference and emanations security for the Military & Aerospace and Civil Marine markets. These products are currently specified in the U.S. Navy P8A Poseidon ASW aircraft behind-the-cockpit control center, the command and control centers of many U.S. Navy ships, Federal Aviation Administration air traffic control systems, and cockpit command centers for various civil marine applications. The acquired business will continue to operate as Aydin Displays.

The Company is in the process of obtaining valuations of certain tangible and intangible assets and liabilities and expects to complete the purchase price allocation in fiscal year 2014 after these valuations are finalized. The following table represents the preliminary allocation of the total consideration to assets acquired and liabilities assumed in the acquisition of Aydin based on Sparton’s preliminary estimate of their respective fair values (in thousands):

Total purchase consideration:
Cash	$15,000
Estimated additional consideration payable for post-closing working capital adjustment	357
Total purchase consideration	$15,357
Assets acquired and liabilities assumed:
Accounts receivable, net	$4,237
Inventory	8,025
Other current assets	192
Property, plant and equipment	374
Goodwill	4,000
Other long-term assets	1
Accounts payable	(1,215)
Other current liabilities	(257)
Total assets acquired and liabilities assumed	$15,357
Total purchase consideration has been preliminarily allocated to the tangible assets acquired and liabilities assumed based on their provisionally estimated fair values at the acquisition date. Additional acquisition consideration of up to $6.6 million is contingent upon Aydin attaining certain performance thresholds. The Company has provisionally assigned no fair value to this contingent liability. It is possible that acquired assets may additionally include customer relationships, the Aydin Displays trade name, unpatented technology and a favorable lease acquired in the transaction. The Company was unable at September 30, 2013 to assign provisionally estimated fair values to these potential assets. The Aydin acquisition has preliminarily resulted in approximately $4 million of goodwill, which will be adjusted downward or upward based on the final values assigned to all acquired assets and liabilities. The Company believes that any goodwill remaining after the valuations are finalized will primarily relate to strategic fit, resulting synergies and the acquired workforce that this business brings to existing operations. Goodwill associated with this acquisition is expected to be deductible for tax purposes and has been assigned entirely to the Company’s DSS segment.
Included in the Company’s Condensed Consolidated Statements of Operations for the three months ended September 30, 2013 are net sales of approximately $1.2 million and loss before benefit from income taxes of less than $0.1 million, resulting from the acquisition of Aydin since August 30, 2013.
The Company incurred legal, professional and other costs related to this acquisition aggregating approximately $0.2 million. These costs were recognized as selling and administrative expenses in the three months ended September 30, 2013.
A portion of Aydin's revenue is derived from contracts to manufacture video displays and other related products to a buyer’s specification under long-term contracts. Revenue and profit is recognized under these contracts using the percentage of completion method based on the ratio of costs incurred to estimated total costs at completion.
Creonix, LLC — On June 6, 2013, the Company completed the acquisition of certain assets related to the contract manufacturing business of Creonix, LLC (“Creonix”) in a $2.1 million all-cash transaction, subject to certain post-closing adjustments and financed through the use of borrowings under the Company's credit facility. At September 30, 2013, the Company has recognized accounts receivable of $0.1 million as consideration to be returned in relation to a post-closing working capital adjustment, which will be settled in the second quarter of the Company's fiscal 2014 year. The transaction includes an approximate $0.3 million escrowed holdback which is available to fund the working capital adjustment and potential seller indemnification obligations in relation to the acquisition agreement.

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
During the three months ended September 30, 2013, the Company finalized the inventory adjustment under the Creonix asset purchase agreement resulting in a decrease in the previously recorded related receivable from the seller. This measurement period increase in total purchase consideration resulted in the retrospective elimination of the previously recognized gain on acquisition recorded in the fourth quarter of fiscal 2013 of less than $0.1 million and resulting in the recognition of approximately $0.1 million of goodwill. The Company's June 30, 2013 balance sheet has been restated to reflect this adjustment. The following table presents the final allocation of the total consideration to assets acquired and liabilities assumed from Creonix based on Sparton’s estimate of their respective fair values (in thousands):

Total purchase consideration:
Cash	$2,100
Accounts receivable recognized in relation to inventory adjustment	(105)
Total purchase consideration	$1,995
Assets acquired and liabilities assumed:
Inventory	$1,321
Equipment	304
Intangible assets — customer relationships	270
Goodwill	100
Total assets acquired and liabilities assumed	$1,995

(4) Inventories and Cost of Contracts in Progress

The following are the major classifications of inventory, net of interim billings, at September 30, 2013 and June 30, 2013 (in thousands):

	September 30, 2013	June 30, 2013
Raw materials	$45,529	$43,550
Work in process	17,155	10,170
Finished goods	6,935	7,793
Total inventory and cost of contracts in progress, gross	69,619	61,513
Inventory to which the U.S. government has title due to interim billings	(13,961)	(15,179)
Total inventory and cost of contracts in progress, net	$55,658	$46,334

The Company recorded inventory write-downs totaling less than $0.1 million for each of the three months ended September 30, 2013 and 2012. These charges are included in cost of goods sold for the periods presented.

(5) Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following at September 30, 2013 and June 30, 2013 (in thousands):

	September 30, 2013	June 30, 2013
Land and land improvements	$1,405	$1,405
Buildings and building improvements	25,530	24,920
Machinery and equipment	27,757	27,183
Construction in progress	394	767
Total property, plant and equipment	55,086	54,275
Less accumulated depreciation	(26,493)	(25,371)
Total property, plant and equipment, net	$28,593	$28,904

(6) Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of the net assets acquired in conjunction with the Company’s purchases of Astro Instrumentation, LLC (“Astro”) in May 2006, Byers Peak, Incorporated (“Byers Peak”) in March 2011, Onyx EMS, LLC ("Onyx") in November 2012, Creonix in June 2013 and Aydin in August 2013. Goodwill related to Astro, Byers Peak and Onyx is reflected within the Company’s Medical operating segment. Goodwill related to Creonix is reflected within the Company's Complex Systems operating segment. Goodwill related to Aydin Displays is reflected within the Company's DSS operating segment. Changes in the carrying value of goodwill for the three months ended September 30, 2013 and year ended June 30, 2013 and the ending composition of goodwill as of September 30, 2013 and June 30, 2013 are as follows (in thousands):

	September 30, 2013
	Medical	CS	DSS	Total
Goodwill, beginning of period	$14,667	$100	$—	$14,767
Additions to goodwill during the period	—	—	4,000	4,000
Goodwill, end of period	$14,667	$100	$4,000	$18,767

	June 30, 2013
	Medical	CS	DSS	Total
Goodwill, beginning of period	$7,472	$—	$—	$7,472
Additions to goodwill during the period	7,195	100	—	7,295
Goodwill, end of period	$14,667	$100	$—	$14,767

	September 30, 2013
	Medical	CS	DSS	Total
Acquired Goodwill	$27,820	$100	$4,000	$31,920
Accumulated impairment	(13,153)	—	—	(13,153)
Goodwill	$14,667	$100	$4,000	$18,767

	June 30, 2013
	Medical	CS	DSS	Total
Acquired Goodwill	$27,820	$100	$—	$27,920
Accumulated impairment	(13,153)	—	—	(13,153)
Goodwill	$14,667	$100	$—	$14,767

Intangible assets represent the values assigned to customer relationships acquired in conjunction with the Company’s purchases of Astro, Byers Peak, Onyx and Creonix as well as the values assigned to non-compete agreements acquired in conjunction with the Company’s purchase of Onyx. The amortization periods, gross carrying amounts, accumulated amortization, accumulated impairments and net carrying values of intangible assets at September 30, 2013 and June 30, 2013 are as follows (in thousands):

	Amortization Period in Months		Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Net Carrying Value
	September 30, 2013
Amortized intangible assets:
Non-compete agreements		12	$200	$(167)	$—	$33
Customer relationships	120	-180	18,370	(4,625)	(3,663)	10,082
			$18,570	$(4,792)	$(3,663)	$10,115
	June 30, 2013
Amortized intangible assets:
Non-compete agreements		12	$358	$(274)	$—	$84
Customer relationships	120	-180	18,370	(4,078)	(3,663)	10,629
			$18,728	$(4,352)	$(3,663)	$10,713

Sparton did not incur any significant costs to renew or alter the term of its intangible assets during the three months ended September 30, 2013. Amortization expense for the three months ended September 30, 2013 and 2012 was approximately $0.6 million and $0.1 million, respectively. Aggregate amortization expense relative to existing intangible assets for the periods shown is currently estimated to be as follows (in thousands):

Fiscal Year Ending June 30,
2014	$2,161
2015	1,851
2016	1,625
2017	1,398
2018	1,171
Thereafter	2,507
Total	$10,713

(7) Debt

Debt consists of the following at September 30, 2013 and June 30, 2013 (in thousands):

	September 30, 2013	June 30, 2013
Industrial revenue bonds, face value	$1,588	$1,623
Less unamortized purchase discount	(82)	(84)
Industrial revenue bonds, carrying value	1,506	1,539
Borrowings under revolving credit facilities	28,500	10,000
Total debt	30,006	11,539
Less: current portion	(139)	(136)
Long-term debt, net of current portion	$29,867	$11,403

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

Short-term debt at September 30, 2013 and June 30, 2013 reflects the current portion of the Company’s industrial revenue bonds.

Revolving Credit Facility

On November 15, 2012, the Company replaced its previous revolving line-of-credit facility with a new $65 million credit facility with BMO Harris Bank N.A., consisting of a $35 million revolving line-of-credit facility (the “Revolving Credit”) to support the Company’s working capital needs and other general corporate purposes, and a $30 million acquisition loan commitment (the “Acquisition Facility” and together with the Revolving Credit, the “Credit Facility”) to finance permitted acquisitions.

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

Outstanding borrowings under the Credit Facility bear interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six month periods, plus 1.25% to 2.00%, or at the bank’s base rate, as defined, plus 0.25% to 1.00%, based upon the Company’s Total Funded Debt/EBITDA Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the Credit Facility ranging from 0.25% to 0.375%, based on the Company’s Total Funded Debt/EBITDA Ratio, as defined. The effective interest rate on outstanding borrowings under the Credit Facility was 1.45% at September 30, 2013.

As a condition of the Credit Facility, the Company is subject to certain customary covenants, which it was in compliance with at September 30, 2013. The Company had $28.5 million of borrowings drawn against the Credit Facility at September 30, 2013 and additionally had certain letters of credit outstanding totaling $0.5 million.

(8) Fair Value Measurements

The Company’s long-term debt instruments, consisting of industrial revenue bonds, are carried at historical cost. As of September 30, 2013 and June 30, 2013, the fair value of the industrial revenue bonds was approximately $1.9 million and $2.0 million, respectively, compared to carrying values of approximately $1.5 million and $1.5 million, respectively. These fair values, which were derived from discounted cash flow analyses based on the terms of the contracts and observable market data, and adjustment for nonperformance risk, are classified as Level 3 in the fair value hierarchy. The fair value of the Company's Credit Facility debt at September 30, 2013 and June 30, 2013 approximated its carrying value of $28.5 million and $10.0 million, respectively, as the rates on these borrowings are variable in nature. In relation to the acquisition of Creonix and Aydin, the Company estimated the fair value of the assets acquired and liabilities assumed at acquisition date. See Note 3 for a further discussion of these estimated fair values. The fair value of accounts receivable and accounts payable approximated their carrying values at both September 30, 2013 and June 30, 2013.

(9) Income Taxes
The Company recognized income tax provisions of approximately $1.1 million and $0.7 million, or approximately 32.6% and 33.4% of income before provision for income taxes, for the three months ended September 30, 2013 and 2012, respectively. The Company’s effective income tax rate for the interim periods presented is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the Federal statutory income tax rate primarily due to applicable permanent differences, foreign income taxes and state income taxes.

(10) Defined Benefit Pension Plan
Approximately 400 employees and retirees of the Company are covered by a defined benefit pension plan. Effective April 1, 2009, participation and the accrual of benefits in this pension plan were frozen, at which time all participants became fully vested and all prior service costs were recognized. The components of net periodic pension expense are as follows for the three months ended September 30, 2013 and 2012 (in thousands):

	For the Three Months Ended
	September 30, 2013	September 30, 2012
Service cost	$—	$—
Interest cost	86	104
Expected return on plan assets	(129)	(140)
Amortization of prior service cost	—	—
Amortization of unrecognized net actuarial loss	46	11
Net pension expense (income)	3	(25)
Pro rata recognition of lump-sum settlements	—	25
Total pension expense	$3	$—

The Company’s policy is to fund the plan based upon legal requirements and tax regulations. During the each of three months ended September 30, 2013 and 2012, less than $0.1 million was contributed to the pension plan. For further information on future funding projections and other pension disclosures see Part II, Item 8, Note 9 “Employee Retirement Benefit Plans” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

(11) Commitments and Contingencies

Environmental Remediation — Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Although the Company entered into a long-term lease of the Coors Road property that was accounted for as a sale of property during fiscal 2010, it remains responsible for the remediation obligations related to its past operation of this facility. At September 30, 2013, Sparton had accrued approximately $3.1 million as its estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which approximately $0.5 million is classified as a current liability and included on the balance sheet in other accrued expenses. The Company’s minimum cost estimate is based upon existing technology and excludes certain legal costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements.

In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8.4 million incurred from the date of settlement, if any, of which approximately $4.7 million has been expended as of September 30, 2013 toward the $8.4 million threshold. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At September 30, 2013, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded and net of DOE reimbursement, could be up to $2.4 million before income taxes over the next seventeen years.

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

Litigation — On September 24, 2013, L-3 Communications Corporation, doing business as L-3 Linkabit (“Linkabit”) filed a complaint in the United States District Court for the Middle District of Florida, Orlando Division, alleging, among other things, that the Company failed to follow Linkabit drawings for the manufacture and assembly of certain products and that the Company changed its manufacturing process resulting in shipment of defective products to Linkabit. Linkabit seeks damages for breach of contract, breach of covenants, breach of warranties and negligence. The Company believes that its defenses to the claims are very strong and it intends to defend this action vigorously.  Given the stage of the litigation and the unresolved questions of fact, the Company cannot estimate any loss, or range of loss, with confidence at this time.

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

2010 Plan. Under the 2010 Plan, the Company may grant to employees, officers and directors of the Company or its subsidiaries incentive and non-qualified stock options, stock appreciation rights, restricted stock or restricted stock units, performance awards and other stock-based awards, including grants of shares. Restricted stock awards granted to date to employees under the 2010 Plan vest annually over four years, subject to achievement of certain financial performance metrics in addition to the service requirements. Unrestricted stock awards granted to date under the 2010 Plan represent annual stock grants to directors as a component of their overall compensation. The 2010 Plan has a term of ten years. The total number of shares that may be awarded under the 2010 Plan is 1,000,000 shares of common stock, of which amount, 514,044 shares remain available for awards as of September 30, 2013.
The following table shows stock-based compensation expense by type of share-based award for the three months ended September 30, 2013 and 2012 included in the condensed consolidated statements of operations (in thousands):

	For the Three Months Ended
	September 30, 2013	September 30, 2012
Fair value expense of stock option awards	$—	$—
Restricted and unrestricted stock	297	264
Total stock-based compensation	$297	$264
The following table shows the total remaining unrecognized compensation cost related to restricted stock grants and the fair value expense of stock option awards, as well as the weighted average remaining required service period over which such costs will be recognized as of September 30, 2013:

	Total Remaining Unrecognized Compensation Cost	Weighted Average Remaining Required Service Period
	(in thousands)	(in years)
Fair value expense of stock option awards	$—	0
Restricted stock	2,358	2.2
	$2,358	2.2

The following is a summary of options outstanding and exercisable at September 30, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at June 30, 2013	55,418	$8.56
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding and exercisable at September 30, 2013	55,418	$8.56	1.71	$939

No options were exercised during the three months ended September 30, 2013. The intrinsic value of options exercised during the three months ended September 30, 2012 was $0.1 million.

The following is a summary of activity for the three months ended September 30, 2013 related to shares granted under the Company’s long-term incentive plans:

	Shares	Weighted Average Grant Date Fair Value
Restricted shares at June 30, 2013	311,253	$8.34
Granted	81,719	21.31
Vested	(76,870)	6.28
Forfeited	(3,344)	14.39
Restricted shares at September 30, 2013	312,758	$12.17

The total fair value of restricted stock vested in the three months ended September 30, 2013 and 2012 was approximately $1.6 million and $1.0 million, respectively.
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

Earnings per share calculations, including weighted average number of shares of common stock outstanding used in calculating basic and diluted income per share, for the three months ended September 30, 2013 and 2012 are as follows:

	For the Three Months Ended
	September 30, 2013	September 30, 2012
Net income (in thousands)	$2,286	$1,457
Weighted average shares outstanding – Basic	10,072,694	10,141,612
Net effect of dilutive stock options	31,395	21,539
Weighted average shares outstanding – Diluted	10,104,089	10,163,151
Net income per share:
Basic	$0.23	$0.14
Diluted	$0.23	$0.14

For the three months ended September 30, 2013 and 2012, 312,758 and 346,783, respectively, unvested restricted shares were included in determining both basic and diluted earnings per share. No potential shares of common stock were excluded from diluted income per share computations for either of the three months ended September 30, 2013 or 2012.
(14) Stock Repurchase Plan
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
Pursuant to this stock repurchase program, during the three months ended September 30, 2013, the Company purchased 47,119 shares of its common stock at an average price of $18.51 per share for approximately $0.9 million. Previously, during the year ended June 30, 2013, the Company purchased 128,158 shares of its common stock at an average price of $16.55 per share for approximately $2.1 million. Total shares purchased pursuant to this stock repurchase program total 175,277 at an average price of $17.08. Shares purchased under the plan were cancelled upon repurchase. As of September 30, 2013, all authorized funds under the stock repurchase program have been expended.
(15) Restructuring Activities
Creonix Acquisition Related Restructuring
In conjunction with the Creonix acquisition, the Company consolidated the Creonix operations into the Company’s Brooksville, Florida facility. These restructuring activities consisted primarily of approximately $0.2 million of workforce severance and retention costs, less than $0.1 million of production transfer costs and less than $0.1 million of facility closing costs. Inception to date restructuring charges recognized within the Complex Systems segment of approximately $0.2 million have been incurred as of September 30, 2013 related to these acquisition related restructuring activities.The Company does not expect to recognize any additional costs related to these restructuring activities. All cash expenditures related to these activities have been made as of September 30, 2013.

Summary of Restructuring Charges
The table below summarizes the nature and amount of all restructuring actions for the three months ended September 30, 2013 (in thousands):

	Workforce Reduction (principally severance and retention bonuses)	Production Transfer	Facility Closing	Total
Accrual balance at June 30, 2013	44	—	—	44
Restructuring charges	111	68	9	188
Less: cash payments	(155)	(68)	(9)	(232)
Restructuring reversals	—	—	—	—
Accrual balance at September 30, 2013	$—	$—	$—	$—

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

Defense & Security Systems segment operations are comprised of design, development and production of products for both domestic and foreign defense as well as commercial needs. Sparton designs and manufactures anti-submarine warfare ("ASW") devices known as sonobuoys for the U.S. Navy and foreign governments that meet Department of State licensing requirements. This segment also performs an engineering development function for the United States military and prime defense contractors for advanced technologies ultimately leading to future defense products as well as replacements for existing products. The sonobuoy product line is built to stringent military specifications. These products are restricted by International Tariff and Arms Regulations (“ITAR”) and qualified by the U.S. Navy, which limits opportunities for competition. Sparton is also a provider of ruggedized flat panel display systems for military panel PC workstations, air traffic control and industrial applications. Ruggedized displays are manufactured for prime contractors to specific military grade specifications. Additionally, this business unit internally develops and markets commercial products for underwater acoustics and microelectromechanical (“MEMS”)-based inertial measurement.
Operating results and certain other financial information about the Company’s three reportable segments for the three months ended September 30, 2013 and 2012 and as of September 30, 2013 and June 30, 2013 were as follows (in thousands):

	For the Nine Months Ended For the Three Months Ended September 30, 2013
	Medical	CS	DSS	Other Unallocated	Eliminations	Total
Sales	$42,008	$18,265	$17,893	$—	$(3,968)	$74,198
Gross profit	$6,978	$1,868	$3,348	$—	$—	$12,194
Operating income (loss)	$3,941	$885	$1,284	$(2,733)	$—	$3,377
Selling and administrative expenses	$2,451	$783	$1,675	$2,736	$—	$7,645
Internal research and development expenses	$—	$—	$389	$—	$—	$389
Restructuring charges	$—	$188	$—	$—	$—	$188
Depreciation/amortization	$1,237	$218	$174	$92	$—	$1,721
Capital expenditures, net	$68	$—	$295	$111	$—	$474
	For the Nine Months Ended For the Three Months Ended September 30, 2012
	Medical	CS	DSS	Other Unallocated	Eliminations	Total
Sales	$28,059	$12,347	$14,987	$—	$(4,592)	$50,801
Gross profit	$4,194	$1,096	$2,710	$—	$—	$8,000
Operating income (loss)	$2,622	$386	$1,325	$(2,202)	$—	$2,131
Selling and administrative expenses	$1,470	$710	$1,080	$2,212	$—	$5,472
Internal research and development expenses	$—	$—	$305	$—	$—	$305
Depreciation/amortization	$173	$143	$144	$19	$—	$479
Capital expenditures	$9	$706	$124	$219	$—	$1,058

	As of September 30, 2013
	Medical	CS	DSS	Other Unallocated	Eliminations	Total
Total assets	$98,285	$32,670	$31,519	$14,121	$—	$176,595
	As of June 30, 2013
	Medical	CS	DSS	Other Unallocated	Eliminations	Total
Total assets	$95,776	$36,039	$16,952	$17,155	$—	$165,922

(17) New Accounting Standards
In July 2013, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance under Accounting Standards Update No. 2013-11 ("ASU 2013-11"), which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This accounting standard update requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. ASU 2013-11 will be effective for the Company’s first quarter of fiscal 2015. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

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

DSS Segment
Defense & Security segment operations are comprised of design, development and production of products for both domestic and foreign defense as well as commercial needs. Sparton designs and manufactures anti-submarine warfare ("ASW") devices known as sonobuoys for the U.S. Navy and foreign governments that meet Department of State licensing requirements. This segment also performs an engineering development function for the United States military and prime defense contractors for advanced technologies ultimately leading to future defense products as well as replacements for existing products. The sonobuoy product line is built to stringent military specifications. These products are restricted by International Tariff and Arms Regulations (“ITAR”) and qualified by the U.S. Navy, which limits opportunities for competition. Sparton is also a provider of ruggedized flat panel display systems for military panel PC workstations, air traffic control and industrial applications. Ruggedized displays are manufactured for prime contractors to specific military grade specifications. Additionally, this business unit internally develops and markets commercial products for underwater acoustics and microelectromechanical (“MEMS”)-based inertial measurement.

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

Other risks and uncertainties that may affect our operations, performance, growth forecasts and business results include, but are not limited to, timing and fluctuations in U.S. and/or world economies, sharp volatility of world financial markets over a short period of time, competition in the overall contract manufacturing business, availability of production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, uncertainties associated with the outcome of litigation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation and customer labor and work strikes. Further risk factors are the availability and cost of materials, as well as non-cancelable purchase orders we have committed to in relation to customer forecasts that can be subject to change. A number of events can impact these risks and uncertainties, including potential escalating utility and other related costs due to natural disasters, as well as political uncertainties such as the unrest in Africa and the Middle East. Additional trends, risks and uncertainties include dependence on key personnel, risks surrounding acquisitions, uncertainties surrounding the global economy, U.S. healthcare legislation, U.S. budget sequestration and debt ceiling negotiations and the effects of those uncertainties on OEM behavior, including heightened inventory management, product development cycles and outsourcing strategies. Finally, the Sarbanes-Oxley Act, and more recently the Dodd-Frank Act, have required or will require changes in, and formalization of, some of the Company's corporate governance and compliance practices. The SEC and the New York Stock Exchange have also passed or will pass related rules and regulations requiring additional compliance activities, including those implementing the conflict minerals provisions of the Dodd-Frank Act. Compliance with these rules has increased administrative costs and may increase these costs further in the future. A further discussion of the Company’s risk factors has been included in Part I, Item 1A, “Risk Factors”, of this Annual Report on Form 10-K. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.

Acquisition of Aydin Displays, Inc.
On August 30, 2013, the Company completed the acquisition of certain assets and liabilities related to the contract manufacturing business of Aydin Displays, Inc. ("Aydin Displays" or “Aydin”) in a $15.0 million all-cash transaction, subject to certain post-closing adjustments and financed through the use of borrowings under the Company's Credit Facility. At September 30, 2013, the Company has recorded additional estimated contingent consideration of accounts receivable of $0.4 million in relation to a post-closing working capital adjustment, which is expected to be settled in the second quarter of the Company's fiscal 2014 year. Additional acquisition consideration of up to $6.6 million is contingent upon Aydin attaining certain performance thresholds during the twelve month period following the transaction. The transaction includes an approximate $1.2 million escrowed holdback which is available to fund the working capital adjustment and potential seller indemnification obligations in relation to the acquisition agreement.
The acquired business, which will be part of the Company's DSS segment and which is expected to add $18 million (unaudited) in annualized revenue, develops enhanced flat panel display and touch-screen solutions with application-critical performance criteria including ruggedization, high resolution, color accuracy, response/refresh times, sunlight readability and other criteria such as magnetic interference and emanations security for the Military & Aerospace and Civil Marine markets. These products are currently specified in the U.S. Navy P8A Poseidon ASW aircraft behind-the-cockpit control center, the command and control centers of many U.S. Navy ships, Federal Aviation Administration air traffic control systems, and cockpit command centers for various civil marine applications. The acquired business will continue to operate as Aydin Displays.
Total purchase consideration has been preliminarily allocated to the tangible assets acquired and liabilities assumed based on their provisionally estimated fair values at the acquisition date. Additional acquisition consideration of up to $6.6 million is contingent upon Aydin attaining certain performance thresholds. The Company has provisionally assigned no fair value to this contingent liability. The Company is in the process of obtaining valuations of certain tangible and intangible assets and liabilities and expects to complete the purchase price allocation in fiscal year 2014 after these valuations are finalized. It is possible that acquired assets may additionally include customer relationships, the Aydin Displays trade name, unpatented technology and a favorable lease acquired in the transaction. The Company was unable at September 30, 2013 to assign provisionally estimated fair values to these potential assets. The Aydin acquisition has preliminarily resulted in approximately $4 million of goodwill, which will be adjusted downward or upward based on the final values assigned to all acquired assets and liabilities. The Company believes that any goodwill remaining after the valuations are finalized will primarily relate to strategic fit, resulting synergies and the acquired workforce that this business brings to existing operations. Goodwill associated with this acquisition is expected to be deductible for tax purposes and has been assigned entirely to the Company’s DSS segment.

Included in the Company’s Condensed Consolidated Statements of Operations for the three months ended September 30, 2013 are net sales of approximately $1.2 million and loss before benefit from income taxes of less than $0.1 million, resulting from the acquisition of Aydin since August 30, 2013.

The Company incurred legal, professional and other costs related to this acquisition aggregating approximately $0.2 million. These costs were recognized as selling and administrative expenses in the three months ended September 30, 2013.

Consolidated Results of Operations

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report.

Summary

The major elements affecting net income for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 were as follows (in millions):

For the Three Months Ended September 30,
Net income fiscal 2013	$1.5
Increased gross profit from acquired Medical business	1.9
Increased gross profit on legacy Medical programs	0.9
Increased gross profit on CS programs	0.8
Increased gross profit from acquired DSS business	0.3
Increased gross profit on legacy DSS programs	0.3
Increased selling and administrative expenses from acquired businesses	(1.0)
Increased selling and administrative expenses from legacy business	(1.2)
Amortization of intangible assets	(0.5)
Restructuring expense	(0.2)
Increased income tax expense	(0.4)
Other	(0.1)
Net change	0.8
Net income fiscal 2014	$2.3

To date, fiscal 2014 was impacted by:

•	Incremental gross profit on Medical programs acquired from Onyx EMS, LLC ("Onyx").

•	Increased gross profit on legacy Medical programs due mainly to certain favorable product mix.

•	Increased gross profit on CS programs reflecting increased sales.

•	Incremental gross profit on DSS programs acquired from Aydin.

•
Increased gross profit on DSS legacy programs due to increased sonobuoy sales to foreign governments partially offset by decreased engineering sales to the U.S. Navy and decreased digital compass sales.

•	Incremental selling and administrative expenses related to the Company’s new facilities in Watertown, South Dakota and Birdsboro, Pennsylvania.

•	Increased selling and administrative expenses reflecting the Company's growth between the two periods.

•	Fiscal 2013 amortization of customer relationships and non-compete agreements acquired with Onyx.

•	Restructuring expense in connection with the consolidation of the recently acquired Creonix business into the Company's Brooksville, Florida facility.
Presented below are more detailed comparative data and discussions regarding our consolidated results of operations for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Results of operations for any period less than one year are not necessarily indicative of results of operations that may be expected for a full year.

For the Three Months Ended September 30, 2013 compared to the Three Months Ended September 30, 2012

The following table presents selected consolidated statement of operations data for the three months ended September 30, 2013 and 2012 (in thousands):

	2013		2012
	Total	% of Sales	Total	% of Sales
Net sales	$74,198	100.0%	$50,801	100.0%
Cost of goods sold	62,004	83.6	42,801	84.3
Gross profit	12,194	16.4	8,000	15.7
Selling and administrative expenses	7,645	10.3	5,472	10.7
Internal research and development expenses	389	0.5	305	0.6
Amortization of intangible assets	598	0.8	102	0.2
Restructuring charges	188	0.2	—	—
Other operating expense, net	(3)	—	(10)	—
Operating income	3,377	4.6	2,131	4.2
Total other income, net	16	—	57	0.1
Income before provision for income taxes	3,393	4.6	2,188	4.3
Provision for income taxes	1,107	1.5	731	1.4
Net income	$2,286	3.1%	$1,457	2.9%

The following table presents net sales for the three months ended September 30, 2013 and 2012 (in thousands):

	2013		2012
SEGMENT	Total	% of Total	Total	% of Total	% Change
Medical	$42,008	56.6%	$28,059	55.2%	49.7%
CS	18,265	24.6	12,347	24.3	47.9%
DSS	17,893	24.1	14,987	29.5	19.4%
Eliminations	(3,968)	(5.3)	(4,592)	(9.0)	(13.6)%
Totals	$74,198	100.0%	$50,801	100.0%	46.1%

The following table presents gross profit and gross profit as a percent of net sales for the three months ended September 30, 2013 and 2012 (in thousands):

	2013		2012
SEGMENT	Total	GP%	Total	GP%
Medical	$6,978	16.6%	$4,194	14.9%
CS	1,868	10.2	1,096	8.9
DSS	3,348	18.7	2,710	18.1
Totals	$12,194	16.4	$8,000	15.7

The following table presents operating income and operating income as a percent of net sales for the three months ended September 30, 2013 and 2012 (in thousands):

	2013		2012
SEGMENT	Total	% of Sales	Total	% of Sales
Medical	$3,941	9.4%	$2,622	9.3%
CS	885	4.8	386	3.1
DSS	1,284	7.2	1,325	8.8
Other unallocated	(2,733)	—	(2,202)	—
Totals	$3,377	4.6	$2,131	4.2

Medical

Included in the results for the Company’s Medical segment for the three months ended September 30, 2013 are net sales of approximately $12.9 million resulting from the acquisition of Onyx. Excluding these incremental sales from the acquisition of Onyx, legacy Medical sales increased approximately $1.0 million, or 4%, in the three months ended September 30, 2013 as compared with the prior year quarter. Reflected within this increase in legacy sales is $4.8 million of increased sales to two customers, including this business unit’s largest customer, reflecting relative demand for these customers' products. Offsetting these increases were decreased sales to two customers totaling $3.8 million. Decreased sales to one customer reflect relative demand for this customer's products. Decreased sales to the other customer reflect this customer’s decision to insource one of its programs during fiscal 2013. Medical sales are dependent on a small number of key strategic customers. Fenwal Blood Technologies contributed 20% and 22% of consolidated company net sales during the three months ended September 30, 2013 and 2012, respectively. Medical backlog was approximately $71.6 million at September 30, 2013 compared to $40.9 at September 30, 2012. Commercial orders, in general, may be rescheduled or cancelled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the September 30, 2013 Medical backlog is currently expected to be realized in the next 12 months.

Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and costs associated with new program introduction. The gross profit percentage on Medical sales increased to 16.6% from 14.9% for the three months ended September 30, 2013 and 2012, respectively. This increase in margin percentage on Medical sales primarily reflects certain favorable product mix between the two periods, partially offset by the impact of increased depreciation relating to the write-up in value of the Watertown, South Dakota facility assets in connection with the acquisition accounting for Onyx purchase.

Selling and administrative expenses relating to the Medical segment were $2.5 million and $1.5 million for the three months ended September 30, 2013 and 2012, respectively. The current year quarter includes $1.2 million of direct and allocated incremental expenses related to Onyx operations.
Amortization of intangible assets was $0.6 million and $0.1 million for the three months ended September 30, 2013 and 2012, respectively. The increase relates to amortization of customer relationships and non-compete agreements acquired as part of the Onyx transaction.

Complex Systems
Included in the results for the Company’s Complex Systems segment for the three months ended September 30, 2013 are net sales of approximately $2.2 million resulting from the acquisition of Creonix, LLC ("Creonix"). Excluding these sales and a decrease in intercompany sales of $0.6 million, CS sales to legacy external customers for the three months ended September 30, 2013 increased $4.3 million, or 56%, as compared with the same quarter last year, primarily reflecting increased sales to four customers, reflecting relative increased demand for each of these customers’ products. CS intercompany sales result primarily from the production of circuit boards that are then utilized in DSS product sales. These intercompany sales are eliminated in consolidation. CS backlog was approximately $42.4 million at September 30, 2013 compared to $37.3 million at September 30, 2012. Commercial orders, in general, may be rescheduled or cancelled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the September 30, 2013 CS backlog is currently expected to be realized in the next 12 months.
The gross profit percentage on CS sales increased to 10.2% for the three months ended September 30, 2013 compared to 8.9% for the three months ended September 30, 2012, primarily reflecting increased capacity utilization, partially offset by unfavorable product mix between the comparative periods.
Selling and administrative expenses relating to the CS segment were $0.8 million and $0.8 million for the three months ended September 30, 2013 and 2012, respectively.
Restructuring charges related to the CS segment were $0.2 million for the three months ended September 30, 2013 and relate to the consolidation of the recently acquired Creonix business into the Company's Brooksville, Florida facility. For a further discussion of this restructuring activity see Note 15, Restructuring Activities, of the "Notes to Unaudited Consolidated Financial Statements" in this Quarterly Report on Form 10-Q.

Defense and Security Systems

Included in the results for the Company’s Defense and Security Systems segment for the three months ended September 30, 2013 are net sales of approximately $1.2 million resulting from the acquisition of Aydin. Excluding the fiscal year 2014 incremental sales from the acquisition of Aydin, DSS legacy sales increased approximately $1.7 million, or 12%, in the three months ended September 30, 2013 as compared with the same quarter last year, reflecting increased sonobuoy sales to foreign governments, partially offset by decreased U.S. Navy engineering sales and decreased digital compass sales in the current year quarter. Total sales to the U.S. Navy in the three months ended September 30, 2013 and 2012 was approximately $8.8 million and $14.0 million, or 12% and 27%, respectively, of consolidated Company net sales for those periods. Sonobuoy sales to foreign governments were $7.5 million and $0.1 million in the three months ended September 30, 2013 and 2012, respectively. DSS backlog was approximately $91.7 million at September 30, 2013 compared to $77.9 million at September 30, 2012. A majority of the September 30, 2013 DSS backlog is currently expected to be realized in the next 14 months.

The gross profit percentage on DSS sales increased to 18.7% for the three months ended September 30, 2013 compared to 18.1% for the three months ended September 30, 2012. Gross profit percentage was favorably affected in the current year quarter by increased foreign sonobuoy sales as compared to the prior year quarter and by the accretive effect of incremental Aydin sales which carried a higher gross profit percentage during the current year quarter than the legacy business.

Selling and administrative expenses relating to the DSS segment were $1.7 million and $1.1 million for the three months ended September 30, 2013 and 2012, respectively, reflecting incremental expenses related to Aydin operations and increased business development efforts in the current fiscal quarter.

Internal research and development expenses reflect costs incurred for the internal development of technologies for use in navigation, oil and gas exploration and flat panel display technology. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment. The Company incurred $0.4 million and $0.3 million of internally funded research and development expenses in the three months ended September 30, 2013 and 2012, respectively.

Other Unallocated

Total corporate selling and administrative expenses were $4.9 million and $4.1 million for the three months ended September 30, 2013 and 2012, respectively, or 6.6% and 8.0% of consolidated sales, respectively, reflecting relative economies of scale achieved due to the Company's growth between the two comparative quarters. Of these costs, $2.2 million and $1.8 million, respectively, were allocated to segment operations in each of these periods. Allocations of corporate selling and administrative expenses are based on the nature of the service provided and can fluctuate from period to period.

Interest expense consists of interest and fees on our outstanding debt and revolving credit facility, including amortization of financing costs. Interest expense was $0.2 million and $0.1 million for the three months ended September 30, 2013 and 2012, respectively. The comparative interest expense reflects borrowings under the Company’s credit facility in the current quarter, partially offset by lower facility fees as compared to the prior year period. See Note 7, Debt, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of debt.

The Company is responsible for income taxes within each jurisdiction in which it operates. The Company recorded income tax expense of approximately $1.1 million, or an effective rate of approximately 32.6% for the three months ended September 30, 2013 compared to an income tax expense of approximately $0.7 million, or an effective rate of approximately 33.4%, for the three months ended September 30, 2012. The fiscal 2014 effective rate was favorably impacted in comparison to the rate in the prior year quarter by an increased usage of the domestic manufacturing deduction. See Note 9, Income Taxes, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of income taxes.

Due to the factors described above, the Company reported net income of $2.3 million ($0.23 per share, basic and diluted) for the three months ended September 30, 2013, compared to net income of $1.5 million ($0.14 per share, basic and diluted) for the corresponding quarter last year.

Liquidity and Capital Resources

The Company has a $65 million credit facility with BMO Harris Bank N.A., consisting of a $35 million revolving line-of-credit facility (the “Revolving Credit”) to support the Company’s working capital needs and other general corporate purposes, and a $30 million acquisition loan commitment (the “Acquisition Facility” and together with the Revolving Credit, the “Credit Facility”) to finance permitted acquisitions. The Credit Facility expires on November 15, 2017, is secured by substantially all assets of the Company and provides for up to an additional $35 million in uncommitted loans available for additional Revolving Credit loans or Acquisition loans. As a condition of the Credit Facility, the Company is subject to certain customary covenants, which it was in compliance with at September 30, 2013. The Company had $28.5 million of borrowings drawn against the Credit Facility at September 30, 2013. The Company also has approximately $1.5 million of industrial revenue bonds outstanding at September 30, 2013. See Note 7, Debt, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of the Company’s debt.

Certain of the Company’s DSS contracts allow for billings to occur when certain milestones under the applicable program are reached, independent of the amount shipped by Sparton as of such date. These performance based billings reduce the amount of cash that would otherwise be required during the performance of these contracts. As of September 30, 2013 and June 30, 2013, $13.4 million and $20.9 million, respectively, proceeds from billings in excess of costs were received.

The Company currently expects to meet its liquidity needs through a combination of sources including, but not limited to, operations, existing cash balances, its revolving line-of-credit and anticipated continuation of performance based billings on certain DSS contracts. With the above sources providing the expected cash flows, the Company currently believes that it will have sufficient liquidity for its anticipated needs over the next 12 months, but no assurances regarding liquidity can be made.

Operating activities used $5.3 million and $2.6 million of net cash flows in three months ended September 30, 2013 and 2012, respectively. Excluding changes in working capital, operating activities provided $3.8 million and $2.6 million in the first three months of fiscal 2014 and 2013, respectively, reflecting the Company’s relative operating performance during those periods. Working capital used $9.1 million and $5.2 million of net cash flows in the three months ended September 30, 2013 and 2012, respectively. Working capital related cash flows in the first three months of fiscal 2014 primarily reflect the funding of production related to U.S. Navy contracts during the year in excess of performance based payments received, increased inventory and decreased accounts payable and accrued expenses, partially offset by decreased accounts receivable. Working capital related cash flows in the first three months of fiscal 2013 primarily reflect increased inventory, reduced accounts payable and accrued expenses and funding of production related to U.S. Navy contracts during the year in excess of advance billings received, partially offset by decreased accounts receivable.

Cash flows used in investing activities in three months ended September 30, 2013 and 2012 totaled $15.4 million and $1.1 million, respectively. The three months ended September 30, 2013 reflect the $15.0 million acquisition of Aydin. The acquisition, which is subject to certain post-closing adjustments, was funded through borrowings under the Company’s credit facility. Net capital expenditures for the three months ended September 30, 2013 and 2012 were approximately $0.4 million and $1.1 million, respectively.

Financing activities provided $17.4 million and used $0.2 million in the three months ended September 30, 2013 and 2012, respectively. The three months ended September 30, 2013 reflect $18.5 million of net borrowing under the Company’s credit facility, $0.5 million of tax benefits in excess of recorded stock-based compensation and the repurchase of $0.9 million of the Company's common stock under Company's stock repurchase plan (see below for a further discussion of this program). The three months ended September 30, 2013 and 2012 additionally reflect the use of cash of $0.7 million and $0.2 million, respectively, to satisfy income tax withholding requirements in relation to the vesting of executives’ restricted stock in exchange for the surrender of a portion of the vesting shares. Each of the three months ended September 30, 2013 and 2012 also reflect repayments on the Company’s outstanding industrial revenue bonds with the state of Ohio of less than $0.1 million. The three months ended September 30, 2012 additionally reflects the receipt of $0.1 million from the exercise of stock options.
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

Pursuant to this stock repurchase program, during the three months ended September 30, 2013, the Company purchased 47,119 shares of its common stock at an average price of $18.51 per share for approximately $0.9 million. Previously, during the year ended June 30, 2013, the Company purchased 128,158 shares of its common stock at an average price of $16.55 per share for approximately $2.1 million. Total shares purchased pursuant to this stock repurchase program total 175,277 at an average price of $17.08. Shares purchased under the plan were cancelled upon repurchase. As of September 30, 2013, all authorized funds under the stock repurchase program have been expended.
Commitments and Contingencies

Environmental Remediation
Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Although the Company entered into a long-term lease of the Coors Road property that was accounted for as a sale of property during fiscal 2010, it remains responsible for the remediation obligations related to its past operation of this facility. At September 30, 2013, Sparton had accrued approximately $3.1 million as its estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which approximately $0.5 million is classified as a current liability and included on the balance sheet in other accrued expenses. The Company’s minimum cost estimate is based upon existing technology and excludes certain legal costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements.

In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8.4 million incurred from the date of settlement, if any, of which approximately $4.7 million has been expended as of September 30, 2013 toward the $8.4 million threshold. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At September 30, 2013, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded and net of DOE reimbursement, could be up to $2.4 million before income taxes over the next seventeen years.

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

Litigation
On September 24, 2013, L-3 Communications Corporation, doing business as L-3 Linkabit (“Linkabit”) filed a complaint in the United States District Court for the Middle District of Florida, Orlando Division, alleging, among other things, that the Company failed to follow Linkabit drawings for the manufacture and assembly of certain products and that the Company changed its manufacturing process resulting in shipment of defective products to Linkabit. Linkabit seeks damages for breach of contract, breach of covenants, breach of warranties and negligence. The Company believes that its defenses to the claims are very strong and it intends to defend this action vigorously.  Given the stage of the litigation and the unresolved questions of fact, the Company cannot estimate any loss, or range of loss, with confidence at this time.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Information regarding the Company’s long-term debt obligations, environmental liability payments, operating lease payments, and other commitments is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. As of June 30, 2013, there were $43.7 million of non-cancelable purchase orders outstanding, $13.6 million of debt and a liability related to performance based billings on customer contracts of $20.9 million. As of September 30, 2013, the non-cancelable purchase orders outstanding has decreased to $32.6 million, debt increased to $29.9 million and the liability related to performance based billings has decreased to $13.4 million. Other than as noted above, there have been no material changes in the nature or amount of the Company’s contractual obligations since June 30, 2013.

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
There have been no significant changes to our critical accounting policies that are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended June 30, 2013.

New Accounting Pronouncements

See Note 17, New Accounting Standards, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements.
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
The Company’s revolving credit line, when drawn upon, is subject to future interest rate fluctuations which could potentially have a negative impact on cash flows of the Company. The Company had $28.5 million outstanding under its Credit Facility at September 30, 2013. A prospective increase of 100 basis points in the interest rate applicable to the Company’s outstanding borrowings under its Credit Facility would result in an increase of approximately $0.3 million in our annual interest expense. The Company is not party to any currency exchange or interest rate protection agreements as of September 30, 2013.
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

There have been no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2013 and the other information in our subsequent filings with the SEC, including this Quarterly Report on Form 10-Q. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks. The risks described in our Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition, results of operations and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information about shares of common stock the Company acquired during the three months ended September 30, 2013:

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2013 to July 31, 2013 (a)	47,119	$18.51	47,119	—
August 1, 2013 to August 31, 2013	—	—	—	$—
September 1, 2013 to September 30, 2013 (b)	29,761	23.01	—	$—
Total	76,880	$20.25	47,119	$—
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
3.3
Amendment to Amended and Restated Code of Regulations of the Registrant, incorporated herein by reference from exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 9, 2011.

3.4
Amendment to Amended and Restated Code of Regulations of the Registrant, incorporated herein by reference from exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 7, 2012.

3.5
Amendment to Amended and Restated Code of Regulations of the Registrant, incorporated herein by reference from exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2012.

18.1*	Preferability Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle.
31.1*	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sparton Corporation

Date: November 5, 2013	By:	/s/ CARY B. WOOD
Cary B. Wood
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2013	By:	/s/ MARK SCHLEI
Mark Schlei
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)