Form 10-Q
period 2013-12-31
SPARTON CORP
filed 2014-02-03
CIK 92679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013

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

As of January 31, 2014, there were 10,124,422 shares of common stock, $1.25 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SPARTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	December 31, 2013	June 30, 2013 (a)
Assets
Current Assets:
Cash and cash equivalents	$1,009	$6,085
Accounts receivable, net of allowance for doubtful accounts of $107 and $61, respectively	44,806	49,572
Inventories and cost of contracts in progress, net	52,393	46,334
Deferred income taxes	3,054	2,951
Prepaid expenses and other current assets	3,844	1,731
Total current assets	105,106	106,673
Property, plant and equipment, net	28,627	28,904
Goodwill	30,156	14,767
Other intangible assets, net	11,756	10,713
Deferred income taxes — non-current	3,931	4,075
Other non-current assets	2,980	790
Total assets	$182,556	$165,922
Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$141	$136
Accounts payable	16,885	19,596
Accrued salaries and wages	6,648	6,329
Accrued health benefits	1,586	1,793
Performance based payments on customer contracts	19,111	20,902
Other accrued expenses	7,180	6,733
Total current liabilities	51,551	55,489
Pension liability — non-current portion	275	274
Long-term debt — non-current portion	26,331	11,403
Environmental remediation — non-current portion	2,541	2,684
Total liabilities	80,698	69,850
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, no par value; 200,000 shares authorized, none issued	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 10,124,422 and 10,095,716 shares issued and outstanding, respectively	12,656	12,619
Capital in excess of par value	18,689	18,751
Retained earnings	71,727	65,957
Accumulated other comprehensive loss	(1,214)	(1,255)
Total shareholders’ equity	101,858	96,072
Total liabilities and shareholders’ equity	$182,556	$165,922

(a)	Derived from the Company’s audited financial statements as of June 30, 2013.
See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Net sales	$84,562	$67,254	$158,760	$118,055
Cost of goods sold	69,585	55,159	131,589	97,960
Gross profit	14,977	12,095	27,171	20,095
Operating Expense:
Selling and administrative expenses	8,687	7,375	16,332	12,847
Internal research and development expenses	402	243	791	548
Amortization of intangible assets	636	273	1,234	375
Restructuring charges	—	—	188	—
Other operating expenses	(5)	4	(8)	(6)
Total operating expense, net	9,720	7,895	18,537	13,764
Operating income	5,257	4,200	8,634	6,331
Other income (expense):
Interest expense	(202)	(173)	(360)	(254)
Interest income	—	23	2	51
Other, net	165	59	337	169
Total other expense, net	(37)	(91)	(21)	(34)
Income before provision for income taxes	5,220	4,109	8,613	6,297
Provision for (benefit from) income taxes	1,736	(732)	2,843	(1)
Net income	$3,484	$4,841	$5,770	$6,298
Income per share of common stock:
Basic	$0.34	$0.47	$0.57	$0.62
Diluted	$0.34	$0.47	$0.57	$0.62
Weighted average shares of common stock outstanding:
Basic	10,115,255	10,229,320	10,093,973	10,185,464
Diluted	10,147,518	10,248,424	10,123,542	10,206,913
See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Net income	$3,484	$4,841	$5,770	$6,298
Other comprehensive income (loss) - Change in unrecognized pension costs, net of tax:
Amortization of unrecognized net actuarial loss, net of tax benefit of $7 and $30 for the three months ended December 31, 2013 and 2012, respectively, and net of tax benefit of $23 and $34 for the six months ended December 31, 2013 and 2012, respectively	11	51	41	58
Pro rata recognition of lump-sum settlements, net of tax expense of $10 for the three months ended December 31, 2012	—	(15)	—	—
Other comprehensive income, net of tax	11	36	41	58
Comprehensive income	$3,495	$4,877	$5,811	$6,356

SPARTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	For the Six Months Ended
	December 31, 2013	December 31, 2012
Cash Flows from Operating Activities:
Net income	$5,770	$6,298
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,640	1,472
Deferred income tax expense	239	760
Stock-based compensation expense	917	597
Gross profit effect of capitalized profit in inventory from acquisition	108	566
Excess tax benefit of stock-based compensation	(496)	—
Other	44	47
Changes in operating assets and liabilities:
Accounts receivable	8,097	(4,306)
Inventories and cost of contracts in progress	2,441	(1,845)
Prepaid expenses and other assets	(1,702)	(2,798)
Performance based payments on customer contracts	(1,791)	(6,592)
Accounts payable and accrued expenses	(4,791)	(3,128)
Net cash provided by (used in) operating activities	12,476	(8,929)
Cash Flows from Investing Activities:
Purchase of Onyx	—	(43,250)
Purchase of certain assets of Creonix	105	—
Purchase of certain assets and liabilities of Aydin Displays, Inc.	(15,000)	—
Purchase of Beckwood	(15,300)	—
Purchases of property, plant and equipment	(1,412)	(1,602)
Change in restricted cash	—	(535)
Proceeds from sale of property, plant and equipment	68	—
Net cash used in investing activities	(31,539)	(45,387)
Cash Flows from Financing Activities:
Short-term bank borrowings, net	—	14,000
Borrowings of long-term debt	41,000	—
Repayment of long-term debt	(26,071)	(70)
Payment of debt financing costs	—	(408)
Repurchase of stock	(1,559)	(234)
Proceeds from the exercise of stock options	121	144
Excess tax benefit from stock-based compensation	496	—
Net cash provided by financing activities	13,987	13,432
Net decrease in cash and cash equivalents	(5,076)	(40,884)
Cash and cash equivalents at beginning of period	6,085	46,950
Cash and cash equivalents at end of period	$1,009	$6,066
Supplemental disclosure of cash flow information:
Cash paid for interest	$320	$258
Cash paid for income taxes	$2,963	$1,603
Supplemental disclosure of non-cash investing activities:
Accounts payable recognized in relation to acquisition purchase consideration adjustments	$393	$2,188
See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(Dollars in thousands)

	Six Months Ended December 31, 2013
	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at June 30, 2013	10,095,716	$12,619	$18,751	$65,957	$(1,255)	$96,072
Issuance of stock	94,811	119	(119)	—	—	—
Forfeiture of restricted stock	(3,344)	(4)	4	—	—	—
Repurchase of stock	(76,880)	(96)	(1,463)	—	—	(1,559)
Exercise of stock options	14,119	18	103	—	—	121
Stock-based compensation	—	—	917	—	—	917
Excess tax benefit from stock-based compensation	—	—	496	—	—	496
Comprehensive income, net of tax				5,770	41	5,811
Balance at December 31, 2013	10,124,422	12,656	18,689	71,727	(1,214)	101,858

	Six Months Ended December 31, 2012
	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at June 30, 2012	10,105,759	$12,632	$19,579	$51,995	$(1,718)	$82,488
Cumulative impact of change in accounting principle	—	—	—	492	—	492
Balance at June 30, 2012 - as adjusted	10,105,759	12,632	19,579	52,487	(1,718)	82,980
Issuance of stock	159,433	199	(199)	—	—	—
Forfeiture of restricted stock	(39,811)	(50)	50	—	—	—
Repurchase of stock	(20,564)	(25)	(209)	—	—	(234)
Exercise of stock options	24,304	30	114	—	—	144
Stock-based compensation	—	—	597	—	—	597
Comprehensive income, net of tax	—	—	—	6,298	58	6,356
Balance at December 31, 2012	10,229,121	12,786	19,932	58,785	(1,660)	89,843
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

The unaudited condensed financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial information presented herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, which includes information and disclosures not presented herein. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications of prior period amounts have been made to conform to the current year presentation. Subsequent events have been evaluated through the date these financial statements were issued. In the opinion of management, the unaudited condensed consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three and six months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year 2014.

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

For the three months ended December 31, 2013, this change in accounting policy decreased DSS and consolidated net sales and gross profit by $2.5 million and $0.7 million, respectively, and basic and diluted income per share each by $0.04. For the six months ended December 31, 2013, this change in accounting policy (decreased) increased DSS and consolidated net sales and gross margin by $(0.3) million and $0.4 million, respectively, and increased basic and diluted income per share each by $0.03. The following tables present the effects of the retrospective application of this voluntary change in accounting principle (Dollars in thousands, except share amounts):

Consolidated Statement of Income Data:
	For the Three Months Ended December 31, 2012
	As Originally Reported	Adjustment	As Restated
Net Sales	$65,979	$1,275	$67,254
Cost of goods sold	54,571	588	55,159
Gross profit	11,408	687	12,095
Income before provision for income taxes	3,422	687	4,109
Provision for (benefit from) income taxes	(979)	247	(732)
Net income	4,401	440	4,841
Income per share of common stock - Basic	0.43	0.04	0.47
Income per share of common stock - Diluted	0.43	0.04	0.47
Weighted average shares outstanding - Basic	10,229,320		10,229,320
Weighted average shares outstanding - Diluted	10,248,424		10,248,424

Consolidated Statement of Income Data:
	For the Six Months Ended December 31, 2012
	As Originally Reported	Adjustment	As Restated
Net Sales	$114,999	$3,056	$118,055
Cost of goods sold	96,378	1,582	97,960
Gross profit	18,621	1,474	20,095
Income before provision for income taxes	4,823	1,474	6,297
Provision for (benefit from) income taxes	(531)	530	(1)
Net income	5,354	944	6,298
Income per share of common stock - Basic	0.53	0.09	0.62
Income per share of common stock - Diluted	0.52	0.10	0.62
Weighted average shares outstanding - Basic	10,185,464		10,185,464
Weighted average shares outstanding - Diluted	10,206,913		10,206,913

Consolidated Balance Sheet Data:
	As of June 30, 2013
	As Originally Reported	Adjustment	As Restated
Inventory	$46,334	$—	$46,334
Deferred income taxes	3,167	(216)	2,951
Performance based payments on customer contracts	21,504	(602)	20,902
Retained earnings	65,571	386	65,957

(3) Acquisitions
Beckwood Services, Inc. — On December 11, 2013, the Company completed the acquisition of Beckwood Services, Inc. ("Beckwood”) in a $15.3 million all-cash transaction, subject to certain post-closing adjustments and financed through the use of cash on hand and borrowings under the Company's Credit Facility. At December 31, 2013, the Company has recorded additional estimated contingent consideration of accounts receivable of less than $0.1 million in relation to a post-closing working capital adjustment, which is expected to be settled in the third quarter of the Company's fiscal 2014 year. The transaction includes an approximate $1.5 million escrowed holdback which is available to fund the working capital adjustment and potential seller indemnification obligations in relation to the acquisition agreement.
The acquired business, which is part of the Company's Complex Systems segment and which is expected to add $18 million in annualized revenue, develops electronic or electro-mechanical controls and electronic assemblies. Their customer profile includes international Fortune 1000 manufacturers of industrial control systems, analytical instruments, measuring and detecting equipment and military, defense and Homeland Security equipment.
The Company is in the process of obtaining valuations of certain tangible and intangible assets and liabilities and expects to complete the purchase price allocation in fiscal year 2014 after these valuations are finalized. The following table represents the preliminary allocation of the total consideration to assets acquired and liabilities assumed in the acquisition of Beckwood based on Sparton’s preliminary estimate of their respective fair values (in thousands):

Total purchase consideration:
Cash	$15,300
Estimated additional consideration payable for post-closing working capital adjustment	36
Total purchase consideration	$15,336
Assets acquired and liabilities assumed:
Accounts receivable, net	$1,157
Inventory	2,008
Deferred income taxes	213
Other current assets	122
Property, plant and equipment	110
Goodwill	13,353
Deferred income taxes - non-current	7
Other long-term assets	8
Accounts payable	(977)
Other current liabilities	(665)
Total assets acquired and liabilities assumed	$15,336
Total purchase consideration has been allocated to the tangible assets acquired and liabilities assumed based on their provisionally estimated fair values at the acquisition date. It is possible that acquired assets may additionally include customer relationships and the Beckwood name. The Company was unable at December 31, 2013 to assign provisionally estimated fair values to these potential assets. The Beckwood acquisition has preliminarily resulted in approximately $13 million of goodwill, which will be adjusted downward or upward based on the final values assigned to all acquired assets and liabilities. The Company believes that any goodwill remaining after the valuations are finalized will primarily relate to strategic fit, resulting synergies and the acquired workforce that this business brings to existing operations. Goodwill associated with this acquisition is not expected to be deductible for tax purposes and has been assigned entirely to the Company’s Complex Systems segment.
Included in the Company’s Condensed Consolidated Statements of Income for the three and six months ended December 31, 2013 are net sales of approximately $0.8 million and income before provision from income taxes of approximately $0.1 million, resulting from the acquisition of Beckwood since December 11, 2013.
The Company incurred legal, professional and other costs related to this acquisition aggregating approximately $0.1 million. These costs were recognized as selling and administrative expenses in the three months ended December 31, 2013.

Aydin Displays, Inc. — On August 30, 2013, the Company completed the acquisition of certain assets and liabilities of Aydin Displays, Inc. ("Aydin Displays" or “Aydin”) in a $15.0 million all-cash transaction, subject to certain post-closing adjustments and financed through the use of borrowings under the Company's Credit Facility. At December 31, 2013, the Company has recorded additional estimated contingent consideration of accounts receivable of $0.4 million in relation to a post-closing working capital adjustment, which is expected to be settled during the Company's fiscal 2014 year. Additional acquisition consideration of up to $6.6 million is contingent upon Aydin attaining certain performance thresholds during the twelve month period following the transaction. The transaction includes an approximate $1.2 million escrowed holdback which is available to fund the working capital adjustment and potential seller indemnification obligations in relation to the acquisition agreement.
The acquired business, which is part of the Company's DSS segment and which is expected to add $18 million in annualized revenue, develops enhanced flat panel display and touch-screen solutions with application-critical performance criteria including ruggedization, high resolution, color accuracy, response/refresh times, sunlight readability and other criteria such as magnetic interference and emanations security for the Military & Aerospace and Civil Marine markets. These products are currently specified in the U.S. Navy P8A Poseidon ASW aircraft behind-the-cockpit control center, the command and control centers of many U.S. Navy ships, Federal Aviation Administration air traffic control systems, and cockpit command centers for various civil marine applications. The acquired business will continue to operate as Aydin Displays.
The following table represents the preliminary allocation of the total consideration to assets acquired and liabilities assumed in the acquisition of Aydin based on Sparton’s preliminary estimate of their respective fair values (in thousands):

Total purchase consideration:
Cash	$15,000
Estimated additional consideration payable for post-closing working capital adjustment	357
Total purchase consideration	$15,357
Assets acquired and liabilities assumed:
Accounts receivable, net	$2,279
Inventory	6,601
Other current assets	895
Property, plant and equipment	582
Intangible asset - customer relationships	1,500
Intangible asset - trade names and trademarks	180
Intangible asset - unpatented technology	650
Goodwill	2,036
Other long-term assets - favorable leasehold	590
Other long-term assets	1,702
Accounts payable	(1,215)
Other current liabilities	(443)
Total assets acquired and liabilities assumed	$15,357
Total purchase consideration has been preliminarily allocated to the tangible assets acquired and liabilities assumed based on their provisionally estimated fair values at the acquisition date. Additional acquisition consideration of up to $6.6 million is contingent upon Aydin attaining certain performance thresholds. The Company has assigned no fair value to this contingent liability. The Aydin acquisition has preliminarily resulted in approximately $2 million of goodwill, which is expected to be deductible for tax purposes and has been assigned entirely to the Company’s DSS segment. The Company believes goodwill primarily relates to strategic fit, resulting synergies and the acquired workforce that this business brings to existing operations. The provisional fair values of acquired identifiable assets have been determined to be Level 3 under the fair value hierarchy and have been estimated based on projected future cash flows and customer attrition rates, discounted using an estimated weighted average cost of capital. The customer relationships are being amortized using an accelerated methodology over fifteen years. Trade names and trademarks are being amortized using a straight-line methodology over ten years. The unpatented technology is being amortized using an accelerated methodology over seven years. The favorable leasehold is reflected in other long-term assets on the consolidated balance sheet and is being amortized on a straight-line basis over the five year life of the lease. Amortization related to Aydin unpatented technology and favorable leasehold is reflected within cost of goods sold on the consolidated statement of income.

Included in the Company’s Condensed Consolidated Statements of Income for the three and six months ended December 31, 2013 are net sales of approximately $4.0 million and $5.2 million, respectively, and loss before benefit from income taxes of less than $0.1 million and approximately $0.1 million, respectively, resulting from the acquisition of Aydin since August 30, 2013.
The Company incurred legal, professional and other costs related to this acquisition aggregating approximately $0.0 million and $0.2 million for the three and six months ended December 31, 2013, respectively. These costs were recognized as selling and administrative expenses.
A portion of Aydin's revenue is derived from contracts to manufacture video displays and other related products to a buyer’s specification under long-term contracts. Revenue and profit is recognized under these contracts using the percentage of completion method based on units shipped to estimated total costs at completion. Certain upfront engineering costs in relation to long-term contracts are capitalized and amortized over the life of the contract.
Creonix, LLC — On June 6, 2013, the Company completed the acquisition of certain assets related to the contract manufacturing business of Creonix, LLC (“Creonix”) in a $2.0 million all-cash transaction, after settlement of a $0.1 million working capital adjustment during the second quarter of the Company's fiscal 2014 year. The transaction was financed through the use of borrowings under the Company's credit facility. The transaction includes an approximate $0.3 million escrowed holdback which is available to fund the working capital adjustment and potential seller indemnification obligations in relation to the acquisition agreement.
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
During the six months ended December 31, 2013, the Company finalized the inventory adjustment under the Creonix asset purchase agreement resulting in a decrease in the previously recorded related receivable from the seller. This measurement period increase in total purchase consideration resulted in the retrospective elimination of the previously recognized gain on acquisition recorded in the fourth quarter of fiscal 2013 of less than $0.1 million and resulting in the recognition of approximately $0.1 million of goodwill. The Company's June 30, 2013 balance sheet has been restated to reflect this adjustment. The following table presents the final allocation of the total consideration to assets acquired and liabilities assumed from Creonix based on Sparton’s estimate of their respective fair values (in thousands):

Total purchase consideration:
Cash	$2,100
Reduction in cash consideration in relation to working capital adjustment	(105)
Total purchase consideration	$1,995
Assets acquired and liabilities assumed:
Inventory	$1,321
Equipment	304
Intangible assets — customer relationships	270
Goodwill	100
Total assets acquired and liabilities assumed	$1,995

Pro Forma Results — The following table summarizes, on a pro forma basis, the combined results of operations of the Company and the acquired businesses of Aydin and Beckwood as though the acquisitions had occurred as of July 1, 2012. The pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the acquisition occurred as of July 1, 2012 or of future consolidated operating results (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Net sales	$87,662	$76,519	$168,743	$138,059
Income before provision for income taxes	$5,625	$4,800	$9,710	$7,636
Net income	$3,749	$5,391	$6,516	$7,429
Net income per share — basic	$0.37	$0.53	$0.65	$0.73
Net income per share — diluted	$0.37	$0.53	$0.64	$0.73
Pro forma results presented above reflect: (1) incremental depreciation relating to fair value adjustments to property, plant and equipment; (2) amortization adjustments relating to fair value estimates of intangible assets; (3) elimination of Aydin and Beckwood interest expense relating to debt paid off in conjunction with the transaction; and (4) incremental interest expense on assumed indebtedness and amortization of capitalized financing costs incurred in connection with the transactions as though the transactions occurred as of July 1, 2012.
Additionally, acquisition related expenses of approximately $0.3 million recognized as selling and administrative expenses in the six months ended December 31, 2013 are reflected in the pro forma results above as though they were recognized during the six months ended December 31, 2012 and have been removed from the pro forma results for the year ended June 30, 2013. Similarly, the capitalization of approximately $0.3 million of gross profit recognized as part of the purchase accounting for Aydin, of which $0.1 million has been recognized as additional cost of goods sold during the six months ended December 31, 2013, is reflected in the pro forma results above as though it was recognized during fiscal 2013 and has been removed from the pro forma results for the six months ended December 31, 2013.
Pro forma adjustments described above have been tax effected using Sparton's effective rate during the respective periods.

(4) Inventories and Cost of Contracts in Progress

The following are the major classifications of inventory, net of interim billings, at December 31, 2013 and June 30, 2013 (in thousands):

	December 31, 2013	June 30, 2013
Raw materials	$42,344	$43,550
Work in process	15,434	10,170
Finished goods	8,368	7,793
Total inventory and cost of contracts in progress, gross	66,146	61,513
Inventory to which the U.S. government has title due to interim billings	(13,753)	(15,179)
Total inventory and cost of contracts in progress, net	$52,393	$46,334

The Company recorded inventory write-downs of approximately $0.2 million for both of the three and six months ended December 31, 2013. For the three and six months ended December 31, 2012, the Company recorded inventory write-downs of approximately $0.5 million. These charges are included in cost of goods sold for the periods presented.

(5) Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following at December 31, 2013 and June 30, 2013 (in thousands):

	December 31, 2013	June 30, 2013
Land and land improvements	$1,429	$1,405
Buildings and building improvements	25,695	24,920
Machinery and equipment	29,035	27,183
Construction in progress	827	767
Total property, plant and equipment	56,986	54,275
Less accumulated depreciation	(28,359)	(25,371)
Total property, plant and equipment, net	$28,627	$28,904

(6) Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of the net assets acquired in conjunction with the Company’s purchases of Astro Instrumentation, LLC (“Astro”) in May 2006, Byers Peak, Incorporated (“Byers Peak”) in March 2011, Onyx EMS, LLC ("Onyx") in November 2012, Creonix in June 2013, Aydin in August 2013 and Beckwood in December 2013. Goodwill related to Astro, Byers Peak and Onyx is reflected within the Company’s Medical operating segment. Goodwill related to Creonix and Beckwood are reflected within the Company's Complex Systems operating segment. Goodwill related to Aydin Displays is reflected within the Company's DSS operating segment. Changes in the carrying value of goodwill for the six months ended December 31, 2013 and year ended June 30, 2013 and the ending composition of goodwill as of December 31, 2013 and June 30, 2013 are as follows (in thousands):

	December 31, 2013
	Medical	CS	DSS	Total
Goodwill, beginning of period	$14,667	$100	$—	$14,767
Additions to goodwill during the period	—	13,353	2,036	15,389
Goodwill, end of period	$14,667	$13,453	$2,036	$30,156

	June 30, 2013
	Medical	CS	DSS	Total
Goodwill, beginning of period	$7,472	$—	$—	$7,472
Additions to goodwill during the period	7,195	100	—	7,295
Goodwill, end of period	$14,667	$100	$—	$14,767

	December 31, 2013
	Medical	CS	DSS	Total
Acquired Goodwill	$27,820	$13,453	$2,036	$43,309
Accumulated impairment	(13,153)	—	—	(13,153)
Goodwill	$14,667	$13,453	$2,036	$30,156

	June 30, 2013
	Medical	CS	DSS	Total
Acquired Goodwill	$27,820	$100	$—	$27,920
Accumulated impairment	(13,153)	—	—	(13,153)
Goodwill	$14,667	$100	$—	$14,767

Other intangible assets represent the values assigned to customer relationships acquired in conjunction with the Company’s purchases of Astro, Byers Peak, Onyx, Creonix and Aydin, values assigned to non-compete agreements acquired in conjunction with the Company’s purchase of Onyx and values assigned to Trademarks and tradenames and unpatented technology acquired with the Company's purchase of Aydin. The amortization periods, gross carrying amounts, accumulated amortization, accumulated impairments and net carrying values of intangible assets at December 31, 2013 and June 30, 2013 are as follows (in thousands):

	Amortization Period in Months		Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Net Carrying Value
	December 31, 2013
Amortized intangible assets:
Non-compete agreements		12	$200	$(200)	$—	$—
Customer relationships	120	-180	19,870	(5,221)	(3,663)	10,986
Trademarks/Tradenames		120	180	(6)	—	174
Unpatented Technology		84	650	(54)		596
			$20,900	$(5,481)	$(3,663)	$11,756
	June 30, 2013
Amortized intangible assets:
Non-compete agreements		12	$358	$(274)	$—	$84
Customer relationships	120	-180	18,370	(4,078)	(3,663)	10,629
			$18,728	$(4,352)	$(3,663)	$10,713

Sparton did not incur any significant costs to renew or alter the term of its intangible assets during the six months ended December 31, 2013. Amortization expense for the three months ended December 31, 2013 and 2012 was approximately $0.6 million and $0.3 million, respectively. Amortization expense for the six months ended December 31, 2013 and 2012 was approximately $1.2 million and $0.4 million, respectively. Aggregate amortization expense relative to existing intangible assets for the periods shown is currently estimated to be as follows (in thousands):

Fiscal Year Ending June 30,
2014	$2,468
2015	2,190
2016	1,927
2017	1,665
2018	1,402
Thereafter	3,391
Total	$13,043

(7) Debt

Debt consists of the following at December 31, 2013 and June 30, 2013 (in thousands):

	December 31, 2013	June 30, 2013
Industrial revenue bonds, face value	$1,552	$1,623
Less unamortized purchase discount	(80)	(84)
Industrial revenue bonds, carrying value	1,472	1,539
Borrowings under revolving credit facilities	25,000	10,000
Total debt	26,472	11,539
Less: current portion	(141)	(136)
Long-term debt, net of current portion	$26,331	$11,403

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

Short-term debt at December 31, 2013 and June 30, 2013 reflects the current portion of the Company’s industrial revenue bonds.

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

Outstanding borrowings under the Credit Facility bear interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six month periods, plus 1.25% to 2.00%, or at the bank’s base rate, as defined, plus 0.25% to 1.00%, based upon the Company’s Total Funded Debt/EBITDA Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the Credit Facility ranging from 0.25% to 0.375%, based on the Company’s Total Funded Debt/EBITDA Ratio, as defined. The effective interest rate on outstanding borrowings under the Credit Facility was 1.67% at December 31, 2013.

As a condition of the Credit Facility, the Company is subject to certain customary covenants, which it was in compliance with at December 31, 2013. The Company had $25.0 million of borrowings drawn against the Credit Facility at December 31, 2013 and additionally had certain letters of credit outstanding totaling $0.5 million.

(8) Fair Value Measurements

The Company’s long-term debt instruments, consisting of industrial revenue bonds, are carried at historical cost. As of December 31, 2013 and June 30, 2013, the fair value of the industrial revenue bonds was approximately $1.8 million and $2.0 million, respectively, compared to carrying values of approximately $1.5 million and $1.5 million, respectively. These fair values, which were derived from discounted cash flow analyses based on the terms of the contracts and observable market data, and adjustment for nonperformance risk, are classified as Level 3 in the fair value hierarchy. The fair value of the Company's Credit Facility debt at December 31, 2013 and June 30, 2013 approximated its carrying value of $25.0 million and $10.0 million, respectively, as the rates on these borrowings are variable in nature. In relation to the acquisition of Creonix, Aydin and Beckwood, the Company estimated the fair value of the assets acquired and liabilities assumed at acquisition date. See Note 3 for a further discussion of these estimated fair values. The fair value of accounts receivable and accounts payable approximated their carrying values at both December 31, 2013 and June 30, 2013.

(9) Income Taxes
The Company recognized income tax provisions of approximately $1.7 million and $2.8 million, or approximately 33.3% and 33.0% of income before provision for income taxes, for the three and six months ended December 31, 2013, respectively. During the three months ended December 31, 2012, the Company recognized a $2.1 million income tax benefit from claiming a worthless stock and bad debt deduction with respect to its investments and advances to its 100% owned Canadian subsidiary, Sparton of Canada, Ltd. Sparton of Canada, Ltd. is the legal entity that held the Company’s Canadian operations until these operations were ceased during fiscal 2009. Excluding this discrete tax benefit, the Company recognized income tax provisions of approximately $1.4 million and $2.1 million, or approximately 32.7% and 32.9%, respectively, of income before provision for income taxes, for the three and six months ended December 31, 2012. The Company’s effective income tax rate for the interim periods presented is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the Federal statutory income tax rate primarily due to applicable permanent differences, foreign income taxes and state income taxes.
(10) Defined Benefit Pension Plan
Approximately 400 employees and retirees of the Company are covered by a defined benefit pension plan. Effective April 1, 2009, participation and the accrual of benefits in this pension plan were frozen, at which time all participants became fully vested and all prior service costs were recognized. The components of net periodic pension expense are as follows for the three and six months ended December 31, 2013 and 2012 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Service cost	$—	$—	$—	$—
Interest cost	91	67	177	171
Expected return on plan assets	(133)	(117)	(262)	(257)
Amortization of prior service cost	—	—	—	—
Amortization of unrecognized net actuarial loss	18	81	64	92
Net pension expense (income)	(24)	31	(21)	6
Pro rata recognition of lump-sum settlements	—	(25)	—	—
Total pension expense (income)	$(24)	$6	$(21)	$6

The Company’s policy is to fund the plan based upon legal requirements and tax regulations. During each of the six months ended December 31, 2013 and 2012, less than $0.1 million was contributed to the pension plan. For further information on future funding projections and other pension disclosures see Part II, Item 8, Note 9 “Employee Retirement Benefit Plans” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

(11) Commitments and Contingencies

Environmental Remediation — Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Although the Company entered into a long-term lease of the Coors Road property that was accounted for as a sale of property during fiscal 2010, it remains responsible for the remediation obligations related to its past operation of this facility. At December 31, 2013, Sparton had accrued approximately $2.9 million as its estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which approximately $0.4 million is classified as a current liability and included on the balance sheet in other accrued expenses. The Company’s minimum cost estimate is based upon existing technology and excludes certain legal costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements.

In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8.4 million incurred from the date of settlement, if any, of which approximately $4.9 million has been expended as of December 31, 2013 toward the $8.4 million threshold. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At December 31, 2013, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded and net of DOE reimbursement, could be up to $2.4 million before income taxes over the next seventeen years.

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

Litigation — On September 24, 2013, L-3 Communications Corporation, doing business as L-3 Linkabit (“Linkabit”) filed a complaint in the United States District Court for the Middle District of Florida, Orlando Division, alleging, among other things, that the Company failed to follow Linkabit drawings for the manufacture and assembly of certain products and that the Company changed its manufacturing process resulting in shipment of defective products to Linkabit. Linkabit seeks damages for breach of contract, breach of covenants, breach of warranties and negligence. In response to the Company's motion to dismiss on January 10, 2014, Linkabit filed its first amended complaint deleting the alleged negligence claims. The Company believes that its defenses to the claims are very strong and it intends to defend this action vigorously.  Given the stage of the litigation and the unresolved remaining questions of fact, the Company cannot estimate any loss, or range of loss, with confidence at this time.

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

2010 Plan. Under the 2010 Plan, the Company may grant to employees, officers and directors of the Company or its subsidiaries incentive and non-qualified stock options, stock appreciation rights, restricted stock or restricted stock units, performance awards and other stock-based awards, including grants of shares. Restricted stock awards granted to date to employees under the 2010 Plan vest annually over four years, subject to achievement of certain financial performance metrics in addition to the service requirements. Unrestricted stock awards granted to date under the 2010 Plan represent annual stock grants to directors as a component of their overall compensation. The 2010 Plan has a term of ten years. The total number of shares that may be awarded under the 2010 Plan is 1,000,000 shares of common stock, of which amount, 500,952 shares remain available for awards as of December 31, 2013.

The following table shows stock-based compensation expense by type of share-based award for the three and six months ended December 31, 2013 and 2012, respectively, included in the condensed consolidated statements of income (in thousands):

	For the Three Months Ended		For the Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Fair value expense of stock option awards	$—	$—	$—	$—
Restricted and unrestricted stock	620	333	917	597
Total stock-based compensation	$620	$333	$917	$597
The following table shows the total remaining unrecognized compensation cost related to restricted stock grants and the fair value expense of stock option awards, as well as the weighted average remaining required service period over which such costs will be recognized as of December 31, 2013:

	Total Remaining Unrecognized Compensation Cost	Weighted Average Remaining Required Service Period
	(in thousands)	(in years)
Fair value expense of stock option awards	$—	0
Restricted stock	2,059	2.03
	$2,059	2.03

The following is a summary of options outstanding and exercisable at December 31, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at June 30, 2013	55,418	$8.56
Granted	—	—
Exercised	(14,119)	8.54
Forfeited	—	—
Expired	—	—
Outstanding and exercisable at December 31, 2013	41,299	$8.57	1.33	$800

The intrinsic value of options exercised during the six months ended December 31, 2013 and 2012 was $0.2 million and $0.1 million, respectively.

The following is a summary of activity for the six months ended December 31, 2013 related to shares granted under the Company’s long-term incentive plans:

	Shares	Weighted Average Grant Date Fair Value
Restricted shares at June 30, 2013	311,253	$8.34
Granted	94,811	21.80
Vested	(87,576)	8.54
Forfeited	(3,344)	14.39
Restricted shares at December 31, 2013	315,144	$12.27

The total fair value of restricted stock vested in the six months ended December 31, 2013 and 2012 was approximately $1.6 million and $1.0 million, respectively.
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

Earnings per share calculations, including weighted average number of shares of common stock outstanding used in calculating basic and diluted income per share, for the three and six months ended December 31, 2013 and 2012 are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Net income (in thousands)	$3,484	$4,841	$5,770	$6,298
Weighted average shares outstanding – Basic	10,115,255	10,229,320	10,093,973	10,185,464
Net effect of dilutive stock options	32,263	19,104	29,569	21,449
Weighted average shares outstanding – Diluted	10,147,518	10,248,424	10,123,542	10,206,913
Net income per share:
Basic	$0.34	$0.47	$0.57	$0.62
Diluted	$0.34	$0.47	$0.57	$0.62

For the three months ended December 31, 2013 and 2012, 315,144 and 346,783, respectively, unvested restricted shares were included in determining both basic and diluted earnings per share. For the six months ended December 31, 2013 and 2012, 315,144 and 346,783, respectively, unvested restricted shares were included in determining both basic and diluted earnings per share. No potential shares of common stock were excluded from diluted income per share computations for either of the three or six months ended December 31, 2013 or 2012.
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
Pursuant to this stock repurchase program, during the three months ended September 30, 2013, the Company purchased 47,119 shares of its common stock at an average price of $18.51 per share for approximately $0.9 million. Previously, during the year ended June 30, 2013, the Company purchased 128,158 shares of its common stock at an average price of $16.55 per share for approximately $2.1 million. Total shares purchased pursuant to this stock repurchase program total 175,277 at an average price of $17.08. Shares purchased under the plan were cancelled upon repurchase. As of December 31, 2013, all authorized funds under the stock repurchase program have been expended.

(15) Restructuring Activities
Creonix Acquisition Related Restructuring
In conjunction with the Creonix acquisition, the Company consolidated the Creonix operations into the Company’s Brooksville, Florida facility. These restructuring activities consisted primarily of approximately $0.2 million of workforce severance and retention costs, less than $0.1 million of production transfer costs and less than $0.1 million of facility closing costs. Inception to date restructuring charges recognized within the Complex Systems segment of approximately $0.2 million were incurred as of September 30, 2013 related to these acquisition related restructuring activities. The Company does not expect to recognize any additional costs related to these restructuring activities. All cash expenditures related to these activities have been made as of December 31, 2013.
Summary of Restructuring Charges
The table below summarizes the nature and amount of all restructuring actions for the six months ended December 31, 2013 (in thousands):

	Workforce Reduction (principally severance and retention bonuses)	Production Transfer	Facility Closing	Total
Accrual balance at June 30, 2013	44	—	—	44
Restructuring charges	111	68	9	188
Less: cash payments	(155)	(68)	(9)	(232)
Restructuring reversals	—	—	—	—
Accrual balance at December 31, 2013	$—	$—	$—	$—

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

Operating results and certain other financial information about the Company’s three reportable segments for the three and six months ended December 31, 2013 and 2012 and as of December 31, 2013 and June 30, 2013 were as follows (in thousands):

	For the Three Months Ended December 31, 2013
	Medical	CS	DSS	Other Unallocated	Eliminations	Total
Sales	$44,316	$18,304	$26,078	$—	$(4,136)	$84,562
Gross profit	$6,824	$1,944	$6,209	$—	$—	$14,977
Operating income (loss)	$3,663	$1,019	$3,590	$(3,015)	$—	$5,257
Selling and administrative expenses	$2,606	$913	$2,148	$3,020	$—	$8,687
Internal research and development expenses	$—	$—	$402	$—	$—	$402
Restructuring Charges	$—	$—	$—	$—	$—	$—
Depreciation/amortization	$1,225	$204	$390	$100	$—	$1,919
Capital expenditures	$352	$66	$324	$196	$—	$938
	For the Three Months Ended December 31, 2012
	Medical	CS	DSS	Other Unallocated	Eliminations	Total
Sales	$34,804	$14,059	$22,677	$—	$(4,286)	$67,254
Gross profit	$4,344	$1,428	$6,323	$—	$—	$12,095
Operating income (loss)	$1,803	$777	$4,830	$(3,210)	$—	$4,200
Selling and administrative expenses	$2,268	$651	$1,250	$3,206	$—	$7,375
Internal research and development expenses	$—	$—	$243	$—	$—	$243
Depreciation/amortization	$634	$148	$153	$58	$—	$993
Capital expenditures	$335	$20	$132	$57	$—	$544
	For the Six Months Ended December 31, 2013
	Medical	CS	DSS	Other Unallocated	Eliminations	Total
Sales	$86,324	$36,569	$43,971	$—	$(8,104)	$158,760
Gross profit	$13,802	$3,812	$9,557	$—	$—	$27,171
Operating income (loss)	$7,604	$1,904	$4,874	$(5,748)	$—	$8,634
Selling and administrative expenses	$5,057	$1,696	$3,823	$5,756	$—	$16,332
Internal research and development expenses	$—	$—	$791	$—	$—	$791
Restructuring charges	$—	$188	$—	$—	$—	$188
Depreciation/amortization	$2,462	$422	$564	$192	$—	$3,640
Capital expenditures, net	$420	$66	$619	$307	$—	$1,412
	For the Six Months Ended December 31, 2012
	Medical	CS	DSS	Other Unallocated	Eliminations	Total
Sales	$62,863	$26,406	$37,664	$—	$(8,878)	$118,055
Gross profit	$8,538	$2,524	$9,033	$—	$—	$20,095
Operating income (loss)	$4,425	$1,163	$6,155	$(5,412)	$—	$6,331
Selling and administrative expenses	$3,738	$1,361	$2,330	$5,418	$—	$12,847
Internal research and development expenses	$—	$—	$548	$—	$—	$548
Depreciation/amortization	$807	$291	$297	$77	$—	$1,472
Capital expenditures	$344	$726	$256	$276	$—	$1,602

	As of December 31, 2013
	Medical	CS	DSS	Other Unallocated	Eliminations	Total
Total assets	$91,609	$50,939	$26,927	$13,081	$—	$182,556
	As of June 30, 2013
	Medical	CS	DSS	Other Unallocated	Eliminations	Total
Total assets	$95,776	$36,039	$16,952	$17,155	$—	$165,922

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

Acquisition of Beckwood Services, Inc.
On December 11, 2013, the Company completed the acquisition of Beckwood Services, Inc. ("Beckwood”) in a $15.3 million all-cash transaction, subject to certain post-closing adjustments and financed through the use of cash on hand and borrowings under the Company's Credit Facility. At December 31, 2013, the Company has recorded additional estimated contingent consideration of accounts receivable of less than $0.1 million in relation to a post-closing working capital adjustment, which is expected to be settled in the third quarter of the Company's fiscal 2014 year. The transaction includes an approximate $1.5 million escrowed holdback which is available to fund the working capital adjustment and potential seller indemnification obligations in relation to the acquisition agreement.
The acquired business, which is part of the Company's Complex Systems segment and which is expected to add $18 million in annualized revenue, develops electronic or electro-mechanical controls and electronic assemblies. Their customer profile includes international Fortune 1000 manufacturers of industrial control systems, analytical instruments, measuring and detecting equipment and military, defense and Homeland Security equipment.
Total purchase consideration has been allocated to the tangible assets acquired and liabilities assumed based on their provisionally estimated fair values at the acquisition date. It is possible that acquired assets may additionally include customer relationships and the Beckwood name. The Company was unable at December 31, 2013 to assign provisionally estimated fair values to these potential assets. The Beckwood acquisition has preliminarily resulted in approximately $13 million of goodwill, which will be adjusted downward or upward based on the final values assigned to all acquired assets and liabilities. The Company believes that any goodwill remaining after the valuations are finalized will primarily relate to strategic fit, resulting synergies and the acquired workforce that this business brings to existing operations. Goodwill associated with this acquisition is not expected to be deductible for tax purposes and has been assigned entirely to the Company’s Complex Systems segment.
Included in the Company’s Condensed Consolidated Statements of Income for the three and six months ended December 31, 2013 are net sales of approximately $0.8 million and income before provision from income taxes of approximately $0.1 million, resulting from the acquisition of Beckwood since December 11, 2013.
The Company incurred legal, professional and other costs related to this acquisition aggregating approximately $0.1 million. These costs were recognized as selling and administrative expenses in the three months ended December 31, 2013.

Acquisition of Aydin Displays, Inc.
On August 30, 2013, the Company completed the acquisition of certain assets and liabilities of Aydin Displays, Inc. ("Aydin Displays" or “Aydin”) in a $15.0 million all-cash transaction, subject to certain post-closing adjustments and financed through the use of borrowings under the Company's Credit Facility. At December 31, 2013, the Company has recorded additional estimated contingent consideration of accounts receivable of $0.4 million in relation to a post-closing working capital adjustment, which is expected to be settled during the Company's fiscal 2014 year. Additional acquisition consideration of up to $6.6 million is contingent upon Aydin attaining certain performance thresholds during the twelve month period following the transaction. The transaction includes an approximate $1.2 million escrowed holdback which is available to fund the working capital adjustment and potential seller indemnification obligations in relation to the acquisition agreement.
The acquired business, which is part of the Company's DSS segment and which is expected to add $18 million in annualized revenue, develops enhanced flat panel display and touch-screen solutions with application-critical performance criteria including ruggedization, high resolution, color accuracy, response/refresh times, sunlight readability and other criteria such as magnetic interference and emanations security for the Military & Aerospace and Civil Marine markets. These products are currently specified in the U.S. Navy P8A Poseidon ASW aircraft behind-the-cockpit control center, the command and control centers of many U.S. Navy ships, Federal Aviation Administration air traffic control systems, and cockpit command centers for various civil marine applications. The acquired business will continue to operate as Aydin Displays.
Total purchase consideration has been preliminarily allocated to the tangible assets acquired and liabilities assumed based on their provisionally estimated fair values at the acquisition date. Additional acquisition consideration of up to $6.6 million is contingent upon Aydin attaining certain performance thresholds. The Company has assigned no fair value to this contingent liability. The Aydin acquisition has preliminarily resulted in approximately $2 million of goodwill, which is expected to be deductible for tax purposes and has been assigned entirely to the Company’s DSS segment. The Company believes goodwill primarily relates to strategic fit, resulting synergies and the acquired workforce that this business brings to existing operations. The provisional fair values of acquired identifiable assets have been determined to be Level 3 under the fair value hierarchy and have been estimated based on projected future cash flows and customer attrition rates, discounted using an estimated weighted average cost of capital. The customer relationships are being amortized using an accelerated methodology over fifteen years. Trade names and trademarks are being amortized using a straight-line methodology over ten years. The unpatented technology is being amortized using an accelerated methodology over seven years. The favorable leasehold is reflected in Other long-term assets on the consolidated balance sheet and is being amortized on a straight-line basis over the five year life of the lease. Amortization related to Aydin unpatented technology and favorable leasehold is reflected within Cost of goods sold on the consolidated statement of income.
Included in the Company’s Condensed Consolidated Statements of Income for the three and six months ended December 31, 2013 are net sales of approximately $4.0 million and $5.2 million, respectively, and loss before benefit from income taxes of less than $0.1 million and approximately $0.1 million, respectively, resulting from the acquisition of Aydin since August 30, 2013.
The Company incurred legal, professional and other costs related to this acquisition aggregating approximately $0.0 million and $0.2 million for the three and six months ended December 31, 2013, respectively. These costs were recognized as selling and administrative expenses.
A portion of Aydin's revenue is derived from contracts to manufacture video displays and other related products to a buyer’s specification under long-term contracts. Revenue and profit is recognized under these contracts using the percentage of completion method based on units shipped to estimated total costs at completion. Certain upfront engineering costs in relation to long-term contracts are capitalized and amortized over the life of the contract.

Consolidated Results of Operations
Presented below is comparative data and discussions regarding our consolidated results of operations for the three and six months ended December 31, 2013 compared to the three and six months ended December 31, 2012. Results of operations for any period less than one year are not necessarily indicative of results of operations that may be expected for a full year. The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report.

For the Three Months Ended December 31, 2013 compared to the Three Months Ended December 31, 2012

The following table presents selected consolidated statement of income data for the three months ended December 31, 2013 and 2012 (in thousands):

	2013		2012
	Total	% of Sales	Total	% of Sales
Net sales	$84,562	100.0%	$67,254	100.0%
Cost of goods sold	69,585	82.3	55,159	82.0
Gross profit	14,977	17.7	12,095	18.0
Selling and administrative expenses	8,687	10.3	7,375	11.0
Internal research and development expenses	402	0.5	243	0.4
Amortization of intangible assets	636	0.7	273	0.4
Restructuring charges	—	—	—	—
Other operating (income) expense, net	(5)	—	4	—
Operating income	5,257	6.2	4,200	6.2
Total other expense, net	(37)	—	(91)	(0.1)
Income before provision for income taxes	5,220	6.2	4,109	6.1
Provision for (benefit from) income taxes	1,736	2.1	(732)	(1.1)
Net income	$3,484	4.1%	$4,841	7.2%

The following table presents net sales for the three months ended December 31, 2013 and 2012 (in thousands):

	2013		2012
SEGMENT	Total	% of Total	Total	% of Total	% Change
Medical	$44,316	52.4%	$34,804	51.8%	27.3%
CS	18,304	21.6	14,059	20.9	30.2
DSS	26,078	30.8	22,677	33.7	15.0
Eliminations	(4,136)	(4.8)	(4,286)	(6.4)	(3.5)
Totals	$84,562	100.0%	$67,254	100.0%	25.7

The following table presents gross profit and gross profit as a percent of net sales for the three months ended December 31, 2013 and 2012 (in thousands):

	2013		2012
SEGMENT	Total	GP%	Total	GP%
Medical	$6,824	15.4%	$4,344	12.5%
CS	1,944	10.6	1,428	10.2
DSS	6,209	23.8	6,323	27.9
Totals	$14,977	17.7	$12,095	18.0

The following table presents operating income and operating income as a percent of net sales for the three months ended December 31, 2013 and 2012 (in thousands):

	2013		2012
SEGMENT	Total	% of Sales	Total	% of Sales
Medical	$3,663	8.3%	$1,803	5.2%
CS	1,019	5.6	777	5.5
DSS	3,590	13.8	4,830	21.3
Other unallocated	(3,015)	—	(3,210)	—
Totals	$5,257	6.2	$4,200	6.2

Medical

Included in the results for the Company’s Medical segment for the three months ended December 31, 2013 are net sales of approximately $13.1 million resulting from the acquisition of Onyx compared to $6.1 million in net sales from the acquisition of Onyx in the prior year quarter. Excluding the $7.0 million from the incremental sales from the acquisition of Onyx, legacy Medical sales increased approximately $2.5 million, or 9%, in the three months ended December 31, 2013 as compared with the prior year quarter. Reflected within this increase in legacy sales is $4.4 million of increased sales to three customers, including this business unit’s largest customer, reflecting relative demand for these customers' products. Offsetting these increases were decreased sales to one customer totaling $1.6 million, reflecting a supplier issue this customer is having with a subcomponent of their product unrelated to that supplied by the Company. Fenwal Blood Technologies contributed 18% and 20% of consolidated company net sales during the three months ended December 31, 2013 and 2012, respectively. Medical backlog was approximately $70.1 million at December 31, 2013 compared to $67.4 at December 31, 2012. Commercial orders, in general, may be rescheduled or cancelled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the December 31, 2013 Medical backlog is currently expected to be realized in the next 12 months.

Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and costs associated with new program introduction. The gross profit percentage on Medical sales increased to 15.4% from 12.5% for the three months ended December 31, 2013 and 2012, respectively. This increase in margin percentage on Medical sales primarily reflects certain favorable product mix between the two periods, partially offset by the impact of increased depreciation at the Onyx facility.

Selling and administrative expenses relating to the Medical segment were $2.6 million and $2.3 million for the three months ended December 31, 2013 and 2012, respectively. The current year quarter includes $0.6 million of incremental direct and allocated incremental expenses related to Onyx operations.
Amortization of intangible assets was $0.6 million and $0.3 million for the three months ended December 31, 2013 and 2012, respectively. The increase relates to amortization of customer relationships and non-compete agreements acquired as part of the Onyx transaction.

Complex Systems
Included in the results for the Company’s Complex Systems segment for the three months ended December 31, 2013 are net sales of approximately $3.1 million resulting from the acquisitions of Creonix, LLC ("Creonix") and Beckwood. Excluding these sales and a decrease in intercompany sales of $0.1 million, CS sales to legacy external customers for the three months ended December 31, 2013 increased $1.3 million, or 13%, as compared with the same quarter last year, primarily reflecting $2.4 million of increased sales to three customers, reflecting relative increased demand for each of these customers’ products. Partially offsetting these increases was decreased sales of $0.9 million to one customer reflecting this customer's disengagement during fiscal 2014. CS intercompany sales result primarily from the production of circuit boards that are then utilized in DSS product sales. These intercompany sales are eliminated in consolidation. CS backlog was approximately $42.8 million at December 31, 2013 compared to $35.1 million at December 31, 2012. Commercial orders, in general, may be rescheduled or cancelled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the December 31, 2013 CS backlog is currently expected to be realized in the next 12 months.
The gross profit percentage on CS sales increased to 10.6% for the three months ended December 31, 2013 compared to 10.2% for the three months ended December 31, 2012, primarily reflecting increased capacity utilization, partially offset by unfavorable product mix between the comparative periods.

Selling and administrative expenses relating to the CS segment were $0.9 million and $0.7 million for the three months ended December 31, 2013 and 2012, respectively, primarily due to the inclusion of operating expenses of Creonix and Beckwood.
There were no additional restructuring charges related to the CS segment for the three months ended December 31, 2013. For a further discussion of this restructuring activity see Note 15, Restructuring Activities, of the "Notes to Unaudited Consolidated Financial Statements" in this Quarterly Report on Form 10-Q.
Defense and Security Systems

Included in the results for the Company’s Defense and Security Systems segment for the three months ended December 31, 2013 are net sales of approximately $4.0 million resulting from the acquisition of Aydin. Excluding the fiscal year 2014 incremental sales from the acquisition of Aydin, DSS legacy sales decreased approximately $0.6 million, or 3%, in the three months ended December 31, 2013 as compared with the same quarter last year, reflecting decreased sonobuoy sales to foreign governments, partially offset by increased U.S. Navy sonobouy sales. Total sales to the U.S. Navy in the three months ended December 30, 2013 and 2012 was approximately $17.2 million and $12.8 million, or 20% and 19%, respectively, of consolidated Company net sales for those periods. Sonobuoy sales to foreign governments were $4.3 million and $9.1 million in the three months ended December 31, 2013 and 2012, respectively. DSS backlog was approximately $78.8 million at December 31, 2013 compared to $109.0 million at December 31, 2012. A majority of the December 31, 2013 DSS backlog is currently expected to be realized in the next 14 months.

The gross profit percentage on DSS sales decreased to 23.8% for the three months ended December 31, 2013 compared to 27.9% for the three months ended December 31, 2012. Gross profit percentage was negatively affected in the current year quarter by decreased foreign sonobuoy sales as compared to the prior year quarter.

Selling and administrative expenses relating to the DSS segment were $2.1 million and $1.2 million for the three months ended December 31, 2013 and 2012, respectively, reflecting incremental expenses related to Aydin operations.

Internal research and development expenses reflect costs incurred for the internal development of technologies for use in navigation, oil and gas exploration and flat panel display technology. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment. The Company incurred $0.4 million and $0.2 million of internally funded research and development expenses in the three months ended December 31, 2013 and 2012, respectively.

Other Unallocated

Total corporate selling and administrative expenses were $5.2 million and $5.0 million for the three months ended December 30, 2013 and 2012, respectively, or 6.2% and 7.5% of consolidated sales, respectively, reflecting relative economies of scale achieved due to the Company's growth between the two comparative quarters. Of these costs, $2.2 million and $1.8 million, respectively, were allocated to segment operations in each of these periods. Allocations of corporate selling and administrative expenses are based on the nature of the service provided and can fluctuate from period to period.

Interest expense consists of interest and fees on the Company's outstanding debt and revolving credit facility, including amortization of financing costs. Interest expense was $0.2 million for each of the three months ended December 31, 2013 and 2012. See Note 7, Debt, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of debt.

The Company recognized an income tax provision of approximately $1.7 million, or approximately 33.3% of income before provision for income taxes, for the three months ended December 31, 2013. During the three months ended December 31, 2012, the Company recognized a $2.1 million income tax benefit with respect to the Company's investments in a Canadian subsidiary that held the Company's Canadian operations until these operations were ceased during fiscal 2009. Excluding this discrete tax benefit, the Company recognized an income tax provision of approximately $1.4 million, or approximately 32.7% of income before provision for income taxes, for the three months ended December 31, 2012. See Note 9, Income Taxes, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of income taxes.

Due to the factors described above, the Company reported net income of $3.5 million ($0.34 per share, basic and diluted) for the three months ended December 31, 2013, compared to net income of $4.8 million ($0.47 per share, basic and diluted) for the corresponding quarter last year.

For the Six Months Ended December 31, 2013 compared to the Six Months Ended December 31, 2012

The following table presents selected consolidated statement of income data for the six months ended December 31, 2013 and 2012 (in thousands):

	2013		2012
	Total	% of Sales	Total	% of Sales
Net sales	$158,760	100.0%	$118,055	100.0%
Cost of goods sold	131,589	82.9	97,960	83.0
Gross profit	27,171	17.1	20,095	17.0
Selling and administrative expenses	16,332	10.3	12,847	10.9
Internal research and development expenses	791	0.5	548	0.5
Amortization of intangible assets	1,234	0.8	375	0.3
Restructuring charges	188	0.1	—	—
Other operating expense, net	(8)	—	(6)	—
Operating income	8,634	5.4	6,331	5.3
Total other income, net	(21)	—	(34)	—
Income before provision for income taxes	8,613	5.4	6,297	5.3
Provision for (benefit from) income taxes	2,843	1.8	(1)	—
Net income	$5,770	3.6%	$6,298	5.3%

The following table presents net sales for the six months ended December 31, 2013 and 2012 (in thousands):

	2013		2012
SEGMENT	Total	% of Total	Total	% of Total	% Change
Medical	$86,324	54.4%	$62,863	53.2%	37.3%
CS	36,569	23.0	26,406	22.4	38.5
DSS	43,971	27.7	37,664	31.9	16.7
Eliminations	(8,104)	(5.1)	(8,878)	(7.5)	(8.7)
Totals	$158,760	100.0%	$118,055	100.0%	34.5

The following table presents gross profit and gross profit as a percent of net sales for the six months ended December 31, 2013 and 2012 (in thousands):

	2013		2012
SEGMENT	Total	GP%	Total	GP%
Medical	$13,802	16.0%	$8,538	13.6%
CS	3,812	10.4	2,524	9.6
DSS	9,557	21.7	9,033	24.0
Totals	$27,171	17.1	$20,095	17.0

The following table presents operating income and operating income as a percent of net sales for the six months ended December 31, 2013 and 2012 (in thousands):

	2013		2012
SEGMENT	Total	% of Sales	Total	% of Sales
Medical	$7,604	8.8%	$4,425	7.0%
CS	1,904	5.2	1,163	4.4
DSS	4,874	11.1	6,155	16.3
Other unallocated	(5,748)	—	(5,412)	—
Totals	$8,634	5.4	$6,331	5.4

Medical

Included in the results for the Company’s Medical segment for the six months ended December 31, 2013 are net sales of approximately $26.0 million resulting from the acquisition of Onyx compared to $6.1 million in net sales from the acquisition of Onyx in the prior year period. Excluding the $19.9 million incremental sales from the acquisition of Onyx, legacy Medical sales increased approximately $3.5 million, or 6%, in the six months ended December 31, 2013 as compared with the prior year. Reflected within this increase in legacy sales is $11.5 million of increased sales to five customers, including this business unit’s largest customer, reflecting relative demand for these customers' products. Offsetting these increases were decreased sales to three customers totaling $8.1 million. Decreased sales to one customer reflects relative demand for this customer's products. Decreased sales to the second customer reflects a supplier issue this customer is having with a subcomponent of their product unrelated to that supplied by the Company. Decreased sales to the third customer reflects this customer’s decision to insource one of its programs during fiscal 2013. Medical sales are dependent on a small number of key strategic customers. Fenwal Blood Technologies contributed 19% and 21% of consolidated company net sales during the six months ended December 31, 2013 and 2012, respectively.

The gross profit percentage on Medical sales increased to 16.0% from 13.6% for the six months ended December 31, 2013 and 2012, respectively. This increase in margin percentage on Medical sales primarily reflects certain favorable product mix between the two periods, partially offset by the impact of increased depreciation relating to the write-up in value of the Watertown, South Dakota facility assets in connection with the acquisition accounting for Onyx purchase.

Selling and administrative expenses relating to the Medical segment were $5.1 million and $3.7 million for the six months ended December 31, 2013 and 2012, respectively. The current year includes $1.8 million of direct and allocated incremental expenses related to Onyx operations.
Amortization of intangible assets was $1.2 million and $0.4 million for the six months ended December 31, 2013 and 2012, respectively. The increase relates to amortization of customer relationships and non-compete agreements acquired as part of the Onyx transaction.

Complex Systems
Included in the results for the Company’s Complex Systems segment for the six months ended December 31, 2013 are net sales of approximately $0.8 million resulting from the acquisition of Beckwood Services, Inc. ("Beckwood") and $4.5 million from the acquisition of Creonix, LLC ("Creonix"). Excluding these sales and a decrease in intercompany sales of $0.8 million, CS sales to legacy external customers for the six months ended December 31, 2013 increased $5.7 million, or 32%, as compared with the same period last year, primarily reflecting increased sales to four customers, reflecting relative increased demand for each of these customers’ products. CS intercompany sales result primarily from the production of circuit boards that are then utilized in DSS product sales. These intercompany sales are eliminated in consolidation.
The gross profit percentage on CS sales increased to 10.4% for the six months ended December 31, 2013 compared to 9.6% for the six months ended December 31, 2012, primarily reflecting increased capacity utilization, partially offset by unfavorable product mix between the comparative periods.
Selling and administrative expenses relating to the CS segment were $1.7 million and $1.4 million for the six months ended December 31, 2013 and 2012, respectively., largely due to the inclusion of operating expenses of Creonix and Beckwood.
Restructuring charges related to the CS segment were $0.2 million for the six months ended December 31, 2013 and relate to the consolidation of the recently acquired Creonix business into the Company's Brooksville, Florida facility. For a further discussion of this restructuring activity see Note 15, Restructuring Activities, of the "Notes to Unaudited Consolidated Financial Statements" in this Quarterly Report on Form 10-Q.

Defense and Security Systems

Included in the results for the Company’s Defense and Security Systems segment for the six months ended December 31, 2013 are net sales of approximately $5.2 million resulting from the acquisition of Aydin. Excluding the fiscal year 2014 incremental sales from the acquisition of Aydin, DSS legacy sales increased approximately $1.1 million, or 3%, in the six months ended December 31, 2013 as compared with the period last year, reflecting increased sonobuoy sales to the U. S. Navy, partially offset by decreased sonobuoy sales to foreign governments and lower U.S. Navy engineering sales. Total sales to the U.S. Navy for the six months ended December 31, 2013 and 2012 was approximately $26.0 million and $23.2 million, or 16% and 20%, respectively, of consolidated Company net sales for those periods. Sonobuoy sales to foreign governments were $11.8 million and $13.5 million in the six months ended December 31, 2013 and 2012, respectively.

The gross profit percentage on DSS sales decreased to 21.7% for the six months ended December 31, 2013 compared to 24.0% for the six months ended December 31, 2012. Gross profit percentage was negatively affected by unfavorable product mix in the current year.

Selling and administrative expenses relating to the DSS segment were $3.8 million and $2.3 million for the six months ended December 31, 2013 and 2012, respectively, reflecting incremental expenses related to Aydin operations and increased business development efforts in the current fiscal quarter.

Internal research and development expenses reflect costs incurred for the internal development of technologies for use in navigation, oil and gas exploration and flat panel display technology. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment. The Company incurred $0.8 million and $0.5 million of internally funded research and development expenses for the six months ended December 31, 2013 and 2012, respectively.

Other Unallocated

Total corporate selling and administrative expenses were $10.1 million and $9.1 million for the six months ended December 31, 2013 and 2012, respectively, or 6.4% and 7.7% of consolidated sales, respectively, reflecting relative economies of scale achieved due to the Company's growth between the two comparative quarters. Of these costs, $4.4 million and $3.7 million, respectively, were allocated to segment operations in each of these periods. Allocations of corporate selling and administrative expenses are based on the nature of the service provided and can fluctuate from period to period.

Interest expense consists of interest and fees on the Company's outstanding debt and revolving credit facility, including amortization of financing costs. Interest expense was $0.4 million and $0.3 million for the six months ended December 31, 2013 and 2012, respectively. The comparative interest expense reflects comparative borrowings under the Company’s credit facility between the two periods, partially offset by lower facility fees in the current period as compared to the prior year period. See Note 7, Debt, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of debt.

The Company recognized an income tax provisions of approximately $2.9 million, or approximately 33.0% of income before provision for income taxes, for the six months ended December 31, 2013. During the six months ended December 31, 2012, the Company recognized a $2.1 million income tax benefit with respect to the Company's investments in a Canadian subsidiary that held the Company's Canadian operations until these operations were ceased during fiscal 2009. Excluding this discrete tax benefit, the Company recognized an income tax provision of approximately $2.1 million, or approximately 32.9%, of income before provision for income taxes, for the six months ended December 31, 2012. See Note 9, Income Taxes, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of income taxes.

Due to the factors described above, the Company reported net income of $5.8 million ($0.57 per share, basic and diluted) for the six months ended December 30, 2013, compared to net income of $6.3 million ($0.62 per share, basic and diluted) for the corresponding period last year.

Liquidity and Capital Resources

The Company has a $65 million credit facility with BMO Harris Bank N.A., consisting of a $35 million revolving line-of-credit facility (the “Revolving Credit”) to support the Company’s working capital needs and other general corporate purposes, and a $30 million acquisition loan commitment (the “Acquisition Facility” and together with the Revolving Credit, the “Credit Facility”) to finance permitted acquisitions. The Credit Facility expires on November 15, 2017, is secured by substantially all assets of the Company and provides for up to an additional $35 million in uncommitted loans available for additional Revolving Credit loans or Acquisition loans. As a condition of the Credit Facility, the Company is subject to certain customary covenants, which it was in compliance with at December 31, 2013. The Company had $25.0 million of borrowings drawn against the Credit Facility at December 31, 2013. The Company also has approximately $1.5 million of industrial revenue bonds outstanding at December 31, 2013. See Note 7, Debt, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of the Company’s debt.

Certain of the Company’s DSS contracts allow for billings to occur when certain milestones under the applicable program are reached, independent of the amount shipped by Sparton as of such date. These performance based billings reduce the amount of cash that would otherwise be required during the performance of these contracts. As of December 31, 2013 and June 30, 2013, $19.1 million and $20.9 million, respectively, of proceeds from billings in excess of costs were received.

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

Operating activities provided $12.5 million and used $8.9 million of net cash flows in six months ended December 31, 2013 and 2012, respectively. Excluding changes in working capital, operating activities provided $10.2 million and $9.8 million in the first six months of fiscal 2014 and 2013, respectively, reflecting the Company’s relative operating performance during those periods. Working capital provided $2.3 million and used $18.7 million of net cash flows in the six months ended December 31, 2013 and 2012, respectively. Working capital related cash flows in the first six months of fiscal 2014 primarily reflect decreased receivables and inventory, partially offset by increased other assets, the funding of production related to U.S. Navy contracts during the year in excess of performance based payments received, and decreased accounts payable and accrued expenses. Working capital related cash flows in the six months of fiscal 2013 primarily reflect increased inventory, reduced accounts payable and accrued expenses and funding of production related to U.S. Navy contracts during the year in excess of advance billings received.

Cash flows used in investing activities in six months ended December 31, 2013 and 2012 totaled $31.5 million and $45.4 million, respectively. The six months ended December 31, 2013 reflect the $15.0 million acquisition of Aydin and the $15.3 million acquisition of Beckwood. Both acquisitions are subject to certain post-closing adjustments. The Aydin acquisition was funded through borrowings under the Company’s Credit Facility. The Beckwood acquisition was funded through a combination of cash on hand and borrowings under the Company's Credit Facility. The six months ended December 31, 2012 reflect the $43.25 million paid through that date in relation to the acquisition of Onyx. The six months ended December 31, 2013 additionally reflects the receipt of $0.1 million in relation to the settlement of the inventory adjustment to the purchase price of Creonix. Net capital expenditures for the six months ended December 31, 2013 and 2012 were approximately $1.3 million and $1.6 million, respectively. The six months ended December 31, 2012 reflects the utilization of $0.5 million as cash collateral for certain letters of credit outstanding issued by PNC Bank, National Association. These letters of credit were issued under the Company's Credit Facility during the Company’s third quarter of fiscal 2013, eliminating the need for this cash collateral.

Financing activities provided $14.0 million and $13.4 million in the six months ended December 31, 2013 and 2012, respectively. The six months ended December 31, 2013 reflect $15.0 million of net borrowing under the Company’s Credit Facility, $0.5 million of tax benefits in excess of recorded stock-based compensation and the repurchase of $0.9 million of the Company's common stock under Company's stock repurchase plan (see below for a further discussion of this program). The six months ended December 31, 2013 and 2012 additionally reflect the use of cash of $0.7 million and $0.2 million, respectively, to satisfy income tax withholding requirements in relation to the vesting of executives’ restricted stock in exchange for the surrender of a portion of the vesting shares. Each of the six months ended December 31, 2013 and 2012 also reflect repayments on the Company’s outstanding industrial revenue bonds with the state of Ohio of less than $0.1 million. The six months ended December 31, 2012 additionally reflects the receipt of $0.1 million from the exercise of stock options and the payment of $0.4 million of financing fees.

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
Pursuant to this stock repurchase program, during the six months ended December 31, 2013, the Company purchased 47,119 shares of its common stock at an average price of $18.51 per share for approximately $0.9 million. Previously, during the year ended June 30, 2013, the Company purchased 128,158 shares of its common stock at an average price of $16.55 per share for approximately $2.1 million. Total shares purchased pursuant to this stock repurchase program total 175,277 at an average price of $17.08. Shares purchased under the plan were cancelled upon repurchase. As of December 31, 2013, all authorized funds under the stock repurchase program have been expended.
Commitments and Contingencies

Environmental Remediation
Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Although the Company entered into a long-term lease of the Coors Road property that was accounted for as a sale of property during fiscal 2010, it remains responsible for the remediation obligations related to its past operation of this facility. At December 31, 2013, Sparton had accrued approximately $2.9 million as its estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which approximately $0.4 million is classified as a current liability and included on the balance sheet in other accrued expenses. The Company’s minimum cost estimate is based upon existing technology and excludes certain legal costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements.

In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8.4 million incurred from the date of settlement, if any, of which approximately $4.9 million has been expended as of December 31, 2013 toward the $8.4 million threshold. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At December 31, 2013, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded and net of DOE reimbursement, could be up to $2.4 million before income taxes over the next seventeen years.

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

Litigation
On September 24, 2013, L-3 Communications Corporation, doing business as L-3 Linkabit (“Linkabit”) filed a complaint in the United States District Court for the Middle District of Florida, Orlando Division, alleging, among other things, that the Company failed to follow Linkabit drawings for the manufacture and assembly of certain products and that the Company changed its manufacturing process resulting in shipment of defective products to Linkabit. Linkabit seeks damages for breach of contract, breach of covenants, breach of warranties and negligence. In response to the Company's motion to dismiss on January 10, 2014, Linkabit filed its first amended complaint deleting the alleged negligence claims. The Company believes that its defenses to the claims are very strong and it intends to defend this action vigorously.  Given the stage of the litigation and the unresolved remaining questions of fact, the Company cannot estimate any loss, or range of loss, with confidence at this time.
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

Contractual Obligations and Off-Balance Sheet Arrangements

Information regarding the Company’s long-term debt obligations, environmental liability payments, operating lease payments, and other commitments is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. As of June 30, 2013, there were $13.6 million of debt and a liability related to performance based billings on customer contracts of $20.9 million. As of December 31, 2013, debt increased to $26.3 million and the liability related to performance based billings has decreased to $19.1 million. Other than as noted above, there have been no material changes in the nature or amount of the Company’s contractual obligations since June 30, 2013.

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

We have identified the most critical accounting policies upon which our financial status depends. The critical policies were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. We also have other policies considered key accounting policies; however, these policies do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are complex or subjective. Our critical accounting policies include the following:

•	Business combinations

•	Goodwill and intangible assets

•	Government contract cost estimates

•	Environmental contingencies

•	Income taxes

•	Commercial inventory valuation

•	Allowance for probable losses on receivables

•	Valuation of property, plant and equipment

•	Stock-based compensation

•	Pension obligations
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
The Company’s revolving credit line, when drawn upon, is subject to future interest rate fluctuations which could potentially have a negative impact on cash flows of the Company. The Company had $25.0 million outstanding under its Credit Facility at December 31, 2013. A prospective increase of 100 basis points in the interest rate applicable to the Company’s outstanding borrowings under its Credit Facility would result in an increase of approximately $0.3 million in our annual interest expense. The Company is not party to any currency exchange or interest rate protection agreements as of December 31, 2013.
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

There have been no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 5.  Other Information

On January 29, 2014, the Company adopted a form of indemnification agreement to be entered into with each of its directors and officers.  Under the terms of the agreement, consistent with the provisions of the Company’s Code of Regulations and applicable law, the Company agrees to indemnify each director and officer, to the fullest extent permitted by Ohio law, from claims and losses arising from their service as an officer or director, as applicable.  Subject to certain procedures outlined in the agreement, the Company is required to advance expenses incurred as a result of any such proceeding as to which an officer or director could be indemnified.  The agreement provides for procedures for the determination of a person’s right to receive indemnification consistent with Ohio law.  The Company anticipates it will enter into substantially similar agreements with any new directors and officers.  The form of indemnification agreement is attached hereto as Exhibit 10.___ and incorporated by reference herein.  The foregoing summary of the indemnification agreement is qualified in its entirety by the text of the Exhibit.

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

10.1*	Form of Director and Officer Indemnification Agreement.
18.1
Preferability Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle, incorporated herein by reference from the Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 5, 2013.

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

Sparton Corporation

Date: February 3, 2014	By:	/s/ CARY B. WOOD
Cary B. Wood
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 3, 2014	By:	/s/ MARK SCHLEI
Mark Schlei
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)