Form 10-Q
period 2014-03-31
SPARTON CORP
filed 2014-05-06
CIK 92679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

As of April 30, 2014, there were 10,126,275 shares of common stock, $1.25 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SPARTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	March 31, 2014	June 30, 2013 (a)
Assets
Current Assets:
Cash and cash equivalents	$7,502	$6,085
Accounts receivable, net of allowance for doubtful accounts of $108 and $61, respectively	46,259	49,572
Inventories and cost of contracts in progress, net	51,466	46,334
Deferred income taxes	2,779	2,951
Prepaid expenses and other current assets	3,999	1,731
Total current assets	112,005	106,673
Property, plant and equipment, net	28,562	28,904
Goodwill	28,653	14,767
Other intangible assets, net	20,975	10,713
Deferred income taxes — non-current	102	4,075
Other non-current assets	2,924	790
Total assets	$193,221	$165,922
Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$1,737	$136
Accounts payable	20,425	19,596
Accrued salaries and wages	8,098	6,329
Accrued health benefits	1,433	1,793
Performance based payments on customer contracts	7,444	20,902
Other accrued expenses	10,188	6,733
Total current liabilities	49,325	55,489
Pension liability — non-current portion	233	274
Long-term debt — non-current portion	34,700	11,403
Environmental remediation — non-current portion	2,468	2,684
Total liabilities	86,726	69,850
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, no par value; 200,000 shares authorized, none issued	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 10,126,275 and 10,095,716 shares issued and outstanding, respectively	12,658	12,619
Capital in excess of par value	19,057	18,751
Retained earnings	75,973	65,957
Accumulated other comprehensive loss	(1,193)	(1,255)
Total shareholders’ equity	106,495	96,072
Total liabilities and shareholders’ equity	$193,221	$165,922

(a)	Derived from the Company’s audited financial statements as of June 30, 2013.
See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Net sales	$83,931	$65,148	$242,691	$183,203
Cost of goods sold	67,505	55,023	199,094	152,983
Gross profit	16,426	10,125	43,597	30,220
Operating Expense:
Selling and administrative expenses	8,807	6,803	25,139	19,650
Internal research and development expenses	213	341	1,004	889
Amortization of intangible assets	1,089	609	2,323	984
Restructuring charges	—	—	188	—
Other operating (income) expenses	(6)	22	(14)	16
Total operating expense, net	10,103	7,775	28,640	21,539
Operating income	6,323	2,350	14,957	8,681
Other income (expense):
Interest expense	(187)	(136)	(547)	(390)
Interest income	—	48	2	99
Other, net	124	106	461	275
Total other income (expense), net	(63)	18	(84)	(16)
Income before provision for income taxes	6,260	2,368	14,873	8,665
Provision for income taxes	2,014	832	4,857	831
Net income	$4,246	$1,536	$10,016	$7,834
Income per share of common stock:
Basic	$0.42	$0.15	$0.99	$0.77
Diluted	$0.42	$0.15	$0.99	$0.77
Weighted average shares of common stock outstanding:
Basic	10,124,587	10,225,012	10,104,029	10,198,454
Diluted	10,150,253	10,250,700	10,127,811	10,225,191
See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Net income	$4,246	$1,536	$10,016	$7,834
Other comprehensive income - Change in unrecognized pension costs, net of tax:
Amortization of unrecognized net actuarial loss, net of tax benefit of $11 and $15 for the three months ended March 31, 2014 and 2013, respectively, and net of tax benefit of $34 and $49 for the nine months ended March 31, 2014 and 2013, respectively	21	30	62	88
Other comprehensive income, net of tax	21	30	62	88
Comprehensive income	$4,267	$1,566	$10,078	$7,922

SPARTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	For the Nine Months Ended
	March 31, 2014	March 31, 2013
Cash Flows from Operating Activities:
Net income	$10,016	$7,834
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,910	3,036
Deferred income tax expense	545	844
Stock-based compensation expense	1,287	862
Gross profit effect of capitalized profit in inventory from acquisitions	256	566
Excess tax benefit of stock-based compensation	(496)	—
Other	66	75
Changes in operating assets and liabilities:
Accounts receivable	7,426	(1,359)
Inventories and cost of contracts in progress	3,497	(3,405)
Prepaid expenses and other assets	(1,196)	(1,597)
Performance based payments on customer contracts	(13,458)	(15,123)
Accounts payable and accrued expenses	1,358	1,960
Net cash provided by (used in) operating activities	15,211	(6,307)
Cash Flows from Investing Activities:
Purchase of Onyx	—	(45,438)
Purchase of certain assets of Creonix	105	—
Purchase of certain assets and liabilities of Aydin Displays	(15,502)	—
Purchase of Beckwood	(15,346)	—
Purchase of Aubrey, net of acquired cash	(4,817)
Purchases of property, plant and equipment	(2,253)	(2,971)
Change in restricted cash	—	(535)
Proceeds from sale of property, plant and equipment	69	275
Net cash used in investing activities	(37,744)	(48,669)
Cash Flows from Financing Activities:
Short-term bank borrowings, net	—	22,400
Borrowings of long-term debt	53,000	—
Repayment of long-term debt	(28,108)	(9,505)
Payment of debt financing costs	—	(445)
Repurchase of stock	(1,559)	(234)
Proceeds from the exercise of stock options	121	168
Excess tax benefit from stock-based compensation	496	—
Net cash provided by financing activities	23,950	12,384
Net increase (decrease) in cash and cash equivalents	1,417	(42,592)
Cash and cash equivalents at beginning of period	6,085	46,950
Cash and cash equivalents at end of period	$7,502	$4,358
Supplemental disclosure of cash flow information:
Cash paid for interest	$465	$368
Cash paid for income taxes	$4,734	$1,337
See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(Dollars in thousands)

	Nine Months Ended March 31, 2014
	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at June 30, 2013	10,095,716	$12,619	$18,751	$65,957	$(1,255)	$96,072
Issuance of stock	96,664	121	(121)	—	—	—
Forfeiture of restricted stock	(3,344)	(4)	4	—	—	—
Repurchase of stock	(76,880)	(96)	(1,463)	—	—	(1,559)
Exercise of stock options	14,119	18	103	—	—	121
Stock-based compensation	—	—	1,287	—	—	1,287
Excess tax benefit from stock-based compensation	—	—	496	—	—	496
Comprehensive income, net of tax				10,016	62	10,078
Balance at March 31, 2014	10,126,275	12,658	19,057	75,973	(1,193)	106,495

	Nine Months Ended March 31, 2013
	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at June 30, 2012	10,105,759	$12,632	$19,579	$51,995	$(1,718)	$82,488
Cumulative impact of change in accounting principle	—	—	—	492	—	492
Balance at June 30, 2012 - as adjusted	10,105,759	12,632	19,579	52,487	(1,718)	82,980
Issuance of stock	159,433	199	(199)	—	—	—
Forfeiture of restricted stock	(50,530)	(63)	63	—	—	—
Repurchase of stock	(20,564)	(25)	(209)	—	—	(234)
Exercise of stock options	27,952	35	133	—	—	168
Stock-based compensation	—	—	862	—	—	862
Comprehensive income, net of tax	—	—	—	7,834	88	7,922
Balance at March 31, 2013	10,222,050	12,778	20,229	60,321	(1,630)	91,698
See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Business and Basis of Presentation
Sparton Corporation and subsidiaries (the “Company” or “Sparton”) has been in continuous existence since 1900. It was last reorganized in 1919 as an Ohio corporation. The Company is a provider of complex and sophisticated electromechanical devices with capabilities that include concept development, design and manufacturing engineering, production, distribution, and field service. The Company serves the Medical & Biotechnology, Military & Aerospace and Industrial & Commercial markets through three reportable business segments; Medical Device (“Medical”), Complex Systems (“CS”) and Defense & Security Systems (“DSS”). Financial information by segment is presented in Note 16. All of the Company's facilities are certified to one or more of the ISO standards, including 9001 and 13485, with most having additional certifications based on the needs of the customers they serve. The Company's products and services include products for Original Equipment Manufacturers (“OEM”) and Emerging Technology (“ET”) customers that are microprocessor-based systems that include transducers, printed circuit boards and assemblies, sensors, and electromechanical components, as well as development and design engineering services relating to these product sales. Sparton also develops and manufactures sonobuoys, anti-submarine warfare (“ASW”) devices used by the United States Navy and other free-world countries. Many of the physical and technical attributes in the production of sonobuoys are similar to those required in the production of the Company's other electrical and electromechanical products and assemblies.

The unaudited condensed financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial information presented herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, which includes information and disclosures not presented herein. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications of prior period amounts have been made to conform to the current year presentation. Subsequent events have been evaluated through the date these financial statements were issued. In the opinion of management, the unaudited condensed consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three and nine months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year 2014.

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

For the three months ended March 31, 2014, this change in accounting policy increased DSS and consolidated net sales and gross profit by $3.5 million and $0.9 million, respectively, basic income per share by $0.06 and diluted income per share by $0.07. For the nine months ended March 31, 2014, this change in accounting policy increased DSS and consolidated net sales and gross margin by $3.2 million and $1.3 million, respectively, and increased basic and diluted income per share each by $0.09. The following tables present the effects of the retrospective application of this voluntary change in accounting principle (Dollars in thousands, except share amounts):

Consolidated Statement of Income Data:
	For the Three Months Ended March 31, 2013
	As Originally Reported	Adjustment	As Restated
Net Sales	$63,880	$1,268	$65,148
Cost of goods sold	53,838	1,185	55,023
Gross profit	10,042	83	10,125
Income before provision for income taxes	2,285	83	2,368
Provision for income taxes	802	30	832
Net income	1,483	53	1,536
Income per share of common stock - Basic	0.15	—	0.15
Income per share of common stock - Diluted	0.14	0.01	0.15
Weighted average shares outstanding - Basic	10,225,012		10,225,012
Weighted average shares outstanding - Diluted	10,250,700		10,250,700

Consolidated Statement of Income Data:
	For the Nine Months Ended March 31, 2013
	As Originally Reported	Adjustment	As Restated
Net Sales	$178,879	$4,324	$183,203
Cost of goods sold	150,216	2,767	152,983
Gross profit	28,663	1,557	30,220
Income before provision for income taxes	7,108	1,557	8,665
Provision for income taxes	271	560	831
Net income	6,837	997	7,834
Income per share of common stock - Basic	0.67	0.10	0.77
Income per share of common stock - Diluted	0.67	0.10	0.77
Weighted average shares outstanding - Basic	10,198,454		10,198,454
Weighted average shares outstanding - Diluted	10,225,191		10,225,191

Consolidated Balance Sheet Data:
	As of June 30, 2013
	As Originally Reported	Adjustment	As Restated
Inventory	$46,334	$—	$46,334
Deferred income taxes	3,167	(216)	2,951
Performance based payments on customer contracts	21,504	(602)	20,902
Retained earnings	65,571	386	65,957

(3) Acquisitions
Aubrey Group, Inc. — On March 17, 2014, the Company completed the acquisition of Aubrey Group, Inc. ("Aubrey”), located in Irvine, CA, in a $5.3 million all-cash transaction, subject to certain post-closing adjustments and financed through the use of borrowings under the Company's Credit Facility. Additional consideration of approximately $0.6 million was paid at closing for cash of the business in excess of net customer deposits held by the Aubrey. The transaction includes an approximate $0.5 million escrowed holdback which is available to fund any potential post-closing working capital adjustment and potential seller indemnification obligations in relation to the acquisition agreement.
The acquired business, a design and manufacturing company, which is part of the Medical segment and which is expected to add $8 million in annualized revenue, develops new products for OEMs in the Medical and Biotechnological markets. Inventors, entrepreneurs, and industry leading OEMs utilize Aubrey Group's design and engineering teams to develop innovative solutions in a timely manner, delivering its clients' new products into the marketplace faster and more cost effectively.
The Company is in the process of obtaining valuations of certain tangible and intangible assets and liabilities and expects to complete the purchase price allocation in fiscal year 2014 after these valuations are finalized. The following table represents the preliminary allocation of the total consideration to assets acquired and liabilities assumed in the acquisition of Aubrey based on Sparton’s preliminary estimate of their respective fair values (in thousands):

Total purchase consideration:
Cash	$5,300
Additional cash consideration paid for cash of the business in excess of net customer deposits	573
Total purchase consideration	$5,873
Assets acquired and liabilities assumed:
Cash	$1,056
Accounts receivable, net	783
Inventory	209
Other current assets	49
Property, plant and equipment	301
Goodwill	4,966
Accounts payable	(171)
Other current liabilities	(1,320)
Total assets acquired and liabilities assumed	$5,873
Total purchase consideration has been preliminarily allocated to the tangible assets acquired and liabilities assumed based on their provisionally estimated fair values at the acquisition date. It is possible that acquired assets and liabilities assumed may additionally include customer relationships and non-compete agreements, as well as deferred tax attributes of the acquired business. The Company was unable at March 31, 2014 to assign provisionally estimated fair values to these potential assets or liabilities. The Aubrey acquisition has preliminarily resulted in approximately $5 million of goodwill, which will be adjusted downward or upward based on the final values assigned to all acquired assets and liabilities. The Company believes that any goodwill remaining after the valuations are finalized will primarily relate to strategic fit, resulting synergies and the acquired workforce that this business brings to existing operations. Goodwill associated with this acquisition is not expected to be deductible for tax purposes and has been assigned entirely to the Company’s Medical segment.
Included in the Company’s Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2014 are net sales of approximately $0.3 million and loss before benefit from income taxes of approximately $0.1 million, resulting from the acquisition of Aubrey since March 17, 2014.
The Company incurred legal, professional and other costs related to this acquisition aggregating approximately $0.1 million. These costs were recognized as selling and administrative expenses in the three months ended March 31, 2014.
Beckwood Services, Inc. — On December 11, 2013, the Company completed the acquisition of Beckwood Services, Inc. ("Beckwood”), located in Plaistow, N.H., in a $15.3 million all-cash transaction financed through the use of cash on hand and borrowings under the Company's Credit Facility. The transaction includes an approximate $1.5 million escrowed holdback which is available to fund potential seller indemnification obligations in relation to the acquisition agreement.

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
The following table represents the allocation of the total consideration to assets acquired and liabilities assumed in the acquisition of Beckwood based on Sparton’s estimate of their respective fair values (in thousands):

Total purchase consideration:
Cash	$15,300
Additional cash consideration for post-closing working capital adjustment	46
Total purchase consideration	$15,346
Assets acquired and liabilities assumed:
Accounts receivable, net	$1,157
Inventory	2,075
Deferred income taxes	194
Other current assets	122
Property, plant and equipment	84
Intangible asset - customer relationships	10,000
Intangible asset - non-compete agreements	280
Goodwill	6,739
Deferred income taxes - non-current	(3,761)
Other long-term assets	8
Accounts payable	(977)
Other current liabilities	(575)
Total assets acquired and liabilities assumed	$15,346
Total purchase consideration has been allocated to the tangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Beckwood acquisition has resulted in approximately $7 million of goodwill, which is not expected to be deductible for tax purposes and has been assigned entirely to the Company’s Complex Systems segment. The Company believes goodwill primarily relates to strategic fit, resulting synergies and the acquired workforce that this business brings to existing operations. The fair values of acquired identifiable assets have been determined to be Level 3 under the fair value hierarchy and have been estimated based on projected future cash flows and customer attrition rates, discounted using an estimated weighted average cost of capital. The customer relationships are being amortized using an accelerated methodology over ten years. The non-compete agreements are being amortized using a straight-line methodology over five years.
Included in the Company’s Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2014 are net sales of approximately $4.4 million and $5.2 million respectively, and income before provision for income taxes of approximately $0.1 million and $0.2 million respectively, resulting from the acquisition of Beckwood since December 11, 2013.
The Company incurred legal, professional and other costs related to this acquisition aggregating approximately $0.1 million and $0.2 million for the three and nine months ended March 31, 2014. These costs were recognized as selling and administrative expenses.

Aydin Displays, Inc. — On August 30, 2013, the Company completed the acquisition of certain assets and liabilities of Aydin Displays, Inc. ("Aydin Displays" or “Aydin”), located in Birdsboro, PA, in a $15.5 million all-cash transaction, after settlement of a $0.5 million working capital adjustment during the third quarter of the Company's fiscal 2014 year. The transaction was financed through the use of borrowings under the Company's Credit Facility. Additional acquisition consideration of up to $6.6 million is contingent upon Aydin attaining certain performance thresholds during the twelve month period following the transaction. The transaction includes an approximate $1.2 million escrowed holdback which is available to fund potential seller indemnification obligations in relation to the acquisition agreement.
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
The following table represents the allocation of the total consideration to assets acquired and liabilities assumed in the acquisition of Aydin based on Sparton’s estimate of their respective fair values (in thousands):

Total purchase consideration:
Cash	$15,000
Additional cash consideration for post-closing working capital adjustment	502
Total purchase consideration	$15,502
Assets acquired and liabilities assumed:
Accounts receivable, net	$2,279
Inventory	6,601
Other current assets	895
Property, plant and equipment	582
Intangible asset - customer relationships	1,500
Intangible asset - trade names and trademarks	180
Intangible asset - unpatented technology	650
Goodwill	2,181
Other long-term assets - favorable leasehold	590
Other long-term assets	1,702
Accounts payable	(1,215)
Other current liabilities	(443)
Total assets acquired and liabilities assumed	$15,502
Total purchase consideration has been allocated to the tangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Additional acquisition consideration of up to $6.6 million is contingent upon Aydin attaining certain performance thresholds. The Company has assigned no fair value to this contingent liability. The Aydin acquisition has resulted in approximately $2.2 million of goodwill, which is expected to be deductible for tax purposes and has been assigned entirely to the Company’s DSS segment. The Company believes goodwill primarily relates to strategic fit, resulting synergies and the acquired workforce that this business brings to existing operations. The fair values of acquired identifiable assets have been determined to be Level 3 under the fair value hierarchy and have been estimated based on projected future cash flows and customer attrition rates, discounted using an estimated weighted average cost of capital. The customer relationships are being amortized using an accelerated methodology over fifteen years. Trade names and trademarks are being amortized using a straight-line methodology over ten years. The unpatented technology is being amortized using an accelerated methodology over seven years. The favorable leasehold is reflected in other long-term assets on the consolidated balance sheet and is being amortized on a straight-line basis over the five year life of the lease. Amortization related to Aydin unpatented technology and favorable leasehold is reflected within cost of goods sold on the consolidated statement of income.
Included in the Company’s Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2014 are net sales of approximately $4.1 million and $9.3 million, respectively, and income before provision for income taxes of approximately $0.2 million and $0.1 million, respectively, resulting from the acquisition of Aydin since August 30, 2013.

The Company incurred legal, professional and other costs related to this acquisition aggregating approximately $0.0 million and $0.2 million for the three and nine months ended March 31, 2014, respectively. These costs were recognized as selling and administrative expenses.
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
The acquired business, which is reported in the Company's Complex Systems segment, provides the Company with the capability of cable and wire harness engineering and assembly. Additionally, the acquisition provides further expansion into the Industrial and Military & Aerospace markets, diversifies Sparton's customer base and increases utilization of the Company's existing assets through the consolidation of this business into Complex Systems's Brooksville, Florida plant. Creonix primarily manufactures products and components for battery monitoring, high speed optical imaging, neuromuscular incapacitation, imaging and wiring assemblies for military applications, and electrical grid transformer protection systems.
During the nine months ended March 31, 2014, the Company finalized the inventory adjustment under the Creonix asset purchase agreement resulting in a decrease in the previously recorded related receivable from the seller. This measurement period increase in total purchase consideration resulted in the retrospective elimination of the previously recognized gain on acquisition recorded in the fourth quarter of fiscal 2013 of less than $0.1 million and resulting in the recognition of approximately $0.1 million of goodwill. The Company's June 30, 2013 balance sheet has been restated to reflect this adjustment. The following table presents the final allocation of the total consideration to assets acquired and liabilities assumed from Creonix based on Sparton’s estimate of their respective fair values (in thousands):

Total purchase consideration:
Cash	$2,100
Reduction in cash consideration in relation to working capital adjustment	(105)
Total purchase consideration	$1,995
Assets acquired and liabilities assumed:
Inventory	$1,321
Equipment	304
Intangible assets — customer relationships	270
Goodwill	100
Total assets acquired and liabilities assumed	$1,995

Pro Forma Results — The following table summarizes, on a pro forma basis, the combined results of operations of the Company and the acquired businesses of Aydin, Beckwood and Aubrey as though the acquisitions had occurred as of July 1, 2012. The pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the acquisition occurred as of July 1, 2012 or of future consolidated operating results (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Net sales	$85,129	$73,924	$257,537	$214,721
Income before provision for income taxes	$5,825	$1,723	$14,528	$8,242
Net income	$3,791	$917	$9,594	$7,543
Net income per share — basic	$0.37	$0.09	$0.95	$0.74
Net income per share — diluted	$0.37	$0.09	$0.95	$0.74
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
Additionally, acquisition related expenses of approximately $0.5 million recognized as selling and administrative expenses in the nine months ended March 31, 2014 are reflected in the pro forma results above as though they were recognized during the nine months ended March 31, 2013 and have been removed from the pro forma results for the year ended June 30, 2013. Similarly, the capitalization of approximately $0.3 million of gross profit recognized as part of the purchase accounting for Aydin and Beckwood and has been recognized as additional cost of goods sold during the nine months ended March 31, 2014, is reflected in the pro forma results above as though it was recognized during fiscal 2013 and has been removed from the pro forma results for the nine months ended March 31, 2014.
Pro forma adjustments described above have been tax effected using Sparton's effective rate during the respective periods.

(4) Inventories and Cost of Contracts in Progress

The following are the major classifications of inventory, net of interim billings, at March 31, 2014 and June 30, 2013 (in thousands):

	March 31, 2014	June 30, 2013
Raw materials	$40,598	$43,550
Work in process	18,036	10,170
Finished goods	8,016	7,793
Total inventory and cost of contracts in progress, gross	66,650	61,513
Inventory to which the U.S. government has title due to interim billings	(15,184)	(15,179)
Total inventory and cost of contracts in progress, net	$51,466	$46,334

The Company recorded inventory write-downs of approximately $0.1 million and $0.3 million for the three and nine months ended March 31, 2014, respectively. For the three and nine months ended March 31, 2013, the Company recorded inventory write-downs of approximately $0.1 million and $0.6 million, respectively. These charges are included in cost of goods sold for the periods presented.

(5) Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following at March 31, 2014 and June 30, 2013 (in thousands):

	March 31, 2014	June 30, 2013
Land and land improvements	$1,429	$1,405
Buildings and building improvements	25,979	24,920
Machinery and equipment	29,118	27,183
Construction in progress	885	767
Total property, plant and equipment	57,411	54,275
Less accumulated depreciation	(28,849)	(25,371)
Total property, plant and equipment, net	$28,562	$28,904

(6) Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of the net assets acquired in conjunction with the Company’s purchases of Astro Instrumentation, LLC (“Astro”) in May 2006, Byers Peak, Incorporated (“Byers Peak”) in March 2011, Onyx EMS, LLC ("Onyx") in November 2012, Creonix in June 2013, Aydin in August 2013, Beckwood in December 2013 and Aubrey in March 2014. Goodwill related to Astro, Byers Peak, Onyx and Aubrey are reflected within the Company’s Medical operating segment. Goodwill related to Creonix and Beckwood are reflected within the Company's Complex Systems operating segment. Goodwill related to Aydin Displays is reflected within the Company's DSS operating segment. Changes in the carrying value of goodwill for the nine months ended March 31, 2014 and year ended June 30, 2013 and the ending composition of goodwill as of March 31, 2014 and June 30, 2013 are as follows (in thousands):

	March 31, 2014
	Medical	CS	DSS	Total
Goodwill, beginning of period	$14,667	$100	$—	$14,767
Additions to goodwill during the period	4,966	6,739	2,181	13,886
Goodwill, end of period	$19,633	$6,839	$2,181	$28,653

	June 30, 2013
	Medical	CS	DSS	Total
Goodwill, beginning of period	$7,472	$—	$—	$7,472
Additions to goodwill during the period	7,195	100	—	7,295
Goodwill, end of period	$14,667	$100	$—	$14,767

	March 31, 2014
	Medical	CS	DSS	Total
Acquired Goodwill	$32,786	$6,839	$2,181	$41,806
Accumulated impairment	(13,153)	—	—	(13,153)
Goodwill	$19,633	$6,839	$2,181	$28,653

	June 30, 2013
	Medical	CS	DSS	Total
Acquired Goodwill	$27,820	$100	$—	$27,920
Accumulated impairment	(13,153)	—	—	(13,153)
Goodwill	$14,667	$100	$—	$14,767

Other intangible assets represent the values assigned to customer relationships acquired in conjunction with the Company’s purchases of Astro, Byers Peak, Onyx, Creonix, Aydin and Beckwood, values assigned to non-compete agreements acquired in conjunction with the Company’s purchase of Onyx and Beckwood, and values assigned to Trademarks and tradenames and unpatented technology acquired with the Company's purchase of Aydin. The amortization periods, gross carrying amounts, accumulated amortization, accumulated impairments and net carrying values of intangible assets at March 31, 2014 and June 30, 2013 are as follows (in thousands):

	Amortization Period in Months		Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Net Carrying Value
	March 31, 2014
Amortized intangible assets:
Non-compete agreements	12 -	60	$480	$(214)	$—	$266
Customer relationships	120 -	180	29,870	(6,223)	(3,663)	19,984
Trademarks/Tradenames		120	180	(10)	—	170
Unpatented Technology		84	650	(95)		555
			$31,180	$(6,542)	$(3,663)	$20,975
	June 30, 2013
Amortized intangible assets:
Non-compete agreements		12	$358	$(274)	$—	$84
Customer relationships	120 -	180	18,370	(4,078)	(3,663)	10,629
			$18,728	$(4,352)	$(3,663)	$10,713

Sparton did not incur any significant costs to renew or alter the term of its intangible assets during the nine months ended March 31, 2014. Amortization expense for the three months ended March 31, 2014 and 2013 was approximately $1.1 million and $0.6 million, respectively. Amortization expense for the nine months ended March 31, 2014 and 2013 was approximately $2.3 million and $1.0 million, respectively. Aggregate amortization expense relative to existing intangible assets for the periods shown is currently estimated to be as follows (in thousands):

Fiscal Year Ending June 30,
2014	$3,405
2015	3,973
2016	3,529
2017	3,084
2018	2,640
Thereafter	6,692
Total	$23,323

(7) Debt

Debt consists of the following at March 31, 2014 and June 30, 2013 (in thousands):

	March 31, 2014	June 30, 2013
Industrial revenue bonds, face value	$1,515	$1,623
Less unamortized purchase discount	(78)	(84)
Industrial revenue bonds, carrying value	1,437	1,539
Borrowings under revolving credit facilities	35,000	10,000
Total debt	36,437	11,539
Less: current portion	(1,737)	(136)
Long-term debt, net of current portion	$34,700	$11,403

Current maturities of long-term debt at March 31, 2014 reflects the current portions of the Company’s industrial revenue bonds and Aquisition Facility. Short term debt at June 30, 2013 reflects the current portion of the Company's industrial revenue bonds.

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

In April 2014, the Company notified the State of Ohio of its intent to redeem all of its $1.5 million outstanding Industrial Revenue Bonds. The redemption is expected to occur during the Company's fiscal 2014 fourth quarter.

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

Advances under the Acquisition Facility are available until November 15, 2014. Loans under the Acquisition Facility amortize in two tranches, such that loans outstanding on November 15, 2013 begin amortizing in quarterly installments equal to 2.5% of the principal amount outstanding on such date, and advances made after November 15, 2013 and outstanding on November 15, 2014 begin amortizing on the same basis. Advances outstanding under the Acquisition Facility at March 31, 2014 were $12 million, of which $0.4 million was reflected as current on the condensed consolidated balance sheet.

Outstanding borrowings under the Credit Facility bear interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six month periods, plus 1.25% to 2.00%, or at the bank’s base rate, as defined, plus 0.25% to 1.00%, based upon the Company’s Total Funded Debt/EBITDA Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the Credit Facility ranging from 0.25% to 0.375%, based on the Company’s Total Funded Debt/EBITDA Ratio, as defined. The effective interest rate on outstanding borrowings under the Credit Facility was 1.41% at March 31, 2014.

As a condition of the Credit Facility, the Company is subject to certain customary covenants, which it was in compliance with at March 31, 2014. The Company had $35.0 million of borrowings drawn against the Credit Facility at March 31, 2014 and additionally had certain letters of credit outstanding totaling $0.9 million.

(8) Fair Value Measurements

The Company’s long-term debt instruments, consisting of industrial revenue bonds, are carried at historical cost. As of March 31, 2014 and June 30, 2013, the fair value of the industrial revenue bonds was approximately $1.8 million and $2.0 million, respectively, compared to carrying values of approximately $1.4 million and $1.5 million, respectively. These fair values, which were derived from discounted cash flow analyses based on the terms of the contracts and observable market data, and adjustment for nonperformance risk, are classified as Level 3 in the fair value hierarchy. The fair value of the Company's Credit Facility debt at March 31, 2014 and June 30, 2013 approximated its carrying value of $35.0 million and $10.0 million, respectively, as the rates on these borrowings are variable in nature. In relation to the acquisitions of Creonix, Aydin, Beckwood, and Aubrey, the Company estimated the fair value of the assets acquired and liabilities assumed at acquisition date. See Note 3 for a further discussion of these estimated fair values. The fair value of accounts receivable and accounts payable approximated their carrying values at both March 31, 2014 and June 30, 2013.

(9) Income Taxes
The Company recognized income tax provisions of approximately $2.0 million and $4.9 million, or approximately 32.2% and 32.7% of income before provision for income taxes, for the three and nine months ended March 31, 2014, respectively. During the nine months ended March 31, 2013, the Company recognized a $2.1 million income tax benefit from claiming a worthless stock and bad debt deduction with respect to its investments and advances to its 100% owned Canadian subsidiary, Sparton of Canada, Ltd. Sparton of Canada, Ltd. is the legal entity that held the Company’s Canadian operations until these operations were ceased during fiscal 2009. Excluding this discrete tax benefit recorded in the Company's fiscal second quarter, the Company recognized income tax provisions of approximately $0.8 million and $2.9 million, or approximately 35.1% and 33.5%, respectively, of income before provision for income taxes, for the three and nine months ended March 31, 2013. The Company’s effective income tax rate for the interim periods presented is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the Federal statutory income tax rate primarily due to applicable permanent differences, foreign income taxes and state income taxes.
(10) Defined Benefit Pension Plan
Approximately 400 employees and retirees of the Company are covered by a defined benefit pension plan. Effective April 1, 2009, participation and the accrual of benefits in this pension plan were frozen, at which time all participants became fully vested and all prior service costs were recognized. The components of net periodic pension expense are as follows for the three and nine months ended March 31, 2014 and 2013 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Service cost	$—	$—	$—	$—
Interest cost	89	86	266	257
Expected return on plan assets	(131)	(128)	(393)	(385)
Amortization of prior service cost	—	—	—	—
Amortization of unrecognized net actuarial loss	32	45	96	137
Net pension expense (income)	(10)	3	(31)	9
Pro rata recognition of lump-sum settlements	—	—	—	—
Total pension expense (income)	$(10)	$3	$(31)	$9

The Company’s policy is to fund the plan based upon legal requirements and tax regulations. During the nine months ended March 31, 2014 and 2013, less than $0.1 million and $0.2 million, respectively, was contributed to the pension plan. For further information on future funding projections and other pension disclosures see Part II, Item 8, Note 9 “Employee Retirement Benefit Plans” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

(11) Commitments and Contingencies

Environmental Remediation — Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Although the Company entered into a long-term lease of the Coors Road property that was accounted for as a sale of property during fiscal 2010, it remains responsible for the remediation obligations related to its past operation of this facility. At March 31, 2014, Sparton had accrued approximately $2.8 million as its estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which approximately $0.3 million is classified as a current liability and included on the balance sheet in other accrued expenses. The Company’s minimum cost estimate is based upon existing technology and excludes certain legal costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements.

In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8.4 million incurred from the date of settlement, if any, of which approximately $5.0 million has been expended as of March 31, 2014 toward the $8.4 million threshold. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At March 31, 2014, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded and net of DOE reimbursement, could be up to $2.4 million before income taxes over the next seventeen years.

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

Litigation — On September 24, 2013, L-3 Communications Corporation, doing business as L-3 Linkabit (“Linkabit”) filed a complaint in the United States District Court for the Middle District of Florida, Orlando Division, against Sparton Corporation and Sparton Electronics alleging, among other things, that the Company failed to follow Linkabit drawings for the manufacture and assembly of certain products and that the Company changed its manufacturing process resulting in shipment of defective products to Linkabit. Linkabit seeks damages for breach of contract, breach of covenants, breach of warranties and negligence. In response to the Company's motion to dismiss on January 10, 2014, Linkabit filed its first amended complaint deleting the alleged negligence claims.  The Company has filed a motion to dismiss Sparton Corporation.  The Company believes that its defenses to the claims are very strong and it intends to defend this action vigorously.  Given the stage of the litigation and the unresolved remaining questions of fact, the Company cannot estimate any loss, or range of loss, with confidence at this time.

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
The Company responded in June 2013 to DCAA review comments received in the fourth quarter of fiscal 2013 regarding corrective actions to improve the reliability for accumulating costs under government contracts. Subsequently during the third quarter of fiscal 2014, the Company has received an acceptable Accounting System determination from DCAA.
Concurrent with the Accounting System review, DCAA's review of the Company's two Cost Accounting Standards Disclosure Statements for the Company and DSS resulted in similar corrective actions. These corrective actions have caused a temporary delay of new cost reimbursable contract awards until DCMA determines the Company's Disclosure Statements, and the processes they describe, are in compliance with Federal Acquisition Regulations. The Company's final Disclosure Statement corrective action packages were submitted in April 2014 with a final determination expected during May 2014. The Company is confident that the temporary delay in cost reimbursable engineering contract awards will not have a material adverse impact on the Company's financial results.

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

2010 Plan. Under the 2010 Plan, the Company may grant to employees, officers and directors of the Company or its subsidiaries incentive and non-qualified stock options, stock appreciation rights, restricted stock or restricted stock units, performance awards and other stock-based awards, including grants of shares. Restricted stock awards granted to date to employees under the 2010 Plan vest annually over four years, subject to achievement of certain financial performance metrics in addition to the service requirements. Unrestricted stock awards granted to date under the 2010 Plan represent annual stock grants to directors as a component of their overall compensation. The 2010 Plan has a term of ten years. The total number of shares that may be awarded under the 2010 Plan is 1,000,000 shares of common stock, of which amount, 499,099 shares remain available for awards as of March 31, 2014.

The following table shows stock-based compensation expense by type of share-based award for the three and nine months ended March 31, 2014 and 2013, respectively, included in the condensed consolidated statements of income (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Fair value expense of stock option awards	$—	$—	$—	$—
Restricted and unrestricted stock	370	265	1,287	862
Total stock-based compensation	$370	$265	$1,287	$862
The following table shows the total remaining unrecognized compensation cost related to restricted stock grants and the fair value expense of stock option awards, as well as the weighted average remaining required service period over which such costs will be recognized as of March 31, 2014:

	Total Remaining Unrecognized Compensation Cost	Weighted Average Remaining Required Service Period
	(in thousands)	(in years)
Fair value expense of stock option awards	$—	0
Restricted stock	1,743	1.94
	$1,743	1.94

The following is a summary of options outstanding and exercisable at March 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at June 30, 2013	55,418	$8.56
Granted	—	—
Exercised	(14,119)	8.54
Forfeited	—	—
Expired	—	—
Outstanding and exercisable at March 31, 2014	41,299	$8.57	1.08	$855

The intrinsic value of options exercised during the nine months ended March 31, 2014 and 2013 was $0.2 million and $0.2 million, respectively.

The following is a summary of activity for the nine months ended March 31, 2014 related to shares granted under the Company’s long-term incentive plans:

	Shares	Weighted Average Grant Date Fair Value
Restricted shares at June 30, 2013	311,253	$8.34
Granted	96,664	21.99
Vested	(87,576)	8.54
Forfeited	(3,344)	14.39
Restricted shares at March 31, 2014	316,997	$12.38

The total fair value of restricted stock vested in the nine months ended March 31, 2014 and 2013 was approximately $1.6 million and $1.0 million, respectively.
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

Earnings per share calculations, including weighted average number of shares of common stock outstanding used in calculating basic and diluted income per share, for the three and nine months ended March 31, 2014 and 2013 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Net income (in thousands)	$4,246	$1,536	$10,016	$7,834
Weighted average shares outstanding – Basic	10,124,587	10,225,012	10,104,029	10,198,454
Net effect of dilutive stock options	25,666	25,688	23,782	26,737
Weighted average shares outstanding – Diluted	10,150,253	10,250,700	10,127,811	10,225,191
Net income per share:
Basic	$0.42	$0.15	$0.99	$0.77
Diluted	$0.42	$0.15	$0.99	$0.77

For the three months ended March 31, 2014 and 2013, 316,997 and 311,523, respectively, unvested restricted shares were included in determining both basic and diluted earnings per share. For the nine months ended March 31, 2014 and 2013, 316,997 and 311,523, respectively, unvested restricted shares were included in determining both basic and diluted earnings per share. No potential shares of common stock were excluded from diluted income per share computations for either of the three or nine months ended March 31, 2014 or 2013.
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
Pursuant to this stock repurchase program, during the three months ended September 30, 2013, the Company purchased 47,119 shares of its common stock at an average price of $18.51 per share for approximately $0.9 million. Previously, during the year ended June 30, 2013, the Company purchased 128,158 shares of its common stock at an average price of $16.55 per share for approximately $2.1 million. Total shares purchased pursuant to this stock repurchase program total 175,277 at an average price of $17.08. Shares purchased under the plan were cancelled upon repurchase. As of March 31, 2014, all authorized funds under the stock repurchase program have been expended.
(15) Restructuring Activities
Creonix Acquisition Related Restructuring
In conjunction with the Creonix acquisition, the Company consolidated the Creonix operations into the Company’s Brooksville, Florida facility. These restructuring activities consisted primarily of approximately $0.2 million of workforce severance and retention costs, less than $0.1 million of production transfer costs and less than $0.1 million of facility closing costs. Inception to date restructuring charges recognized within the Complex Systems segment of approximately $0.2 million were incurred as of September 30, 2013 related to these acquisition related restructuring activities. The Company does not expect to recognize any additional costs related to these restructuring activities. All cash expenditures related to these activities have been made as of March 31, 2014.

Summary of Restructuring Charges
The table below summarizes the nature and amount of all restructuring actions for the nine months ended March 31, 2014 (in thousands):

	Workforce Reduction (principally severance and retention bonuses)	Production Transfer	Facility Closing	Total
Accrual balance at June 30, 2013	44	—	—	44
Restructuring charges	111	68	9	188
Less: cash payments	(155)	(68)	(9)	(232)
Restructuring reversals	—	—	—	—
Accrual balance at March 31, 2014	$—	$—	$—	$—

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
Medical segment operations are comprised of contract design, manufacturing, and aftermarket repair and refurbishment of sophisticated medical and biotechnology devices and sub-assemblies. Customers include industry leaders, emerging technologies companies and start-ups. In manufacturing devices for its customers, this business unit follows specific design and manufacturing processes to assure product reliability and safety in accordance with Food and Drug Administration (“FDA”) guidelines and approvals. This group specializes in technologies, systems and processes required by medical OEM and ET customers primarily in the diagnostic, therapeutic, surgical and laboratory device segments of the medical and biotechnology marketplaces. The Medical segment also includes some non-medical customers.
Complex Systems segment operations are comprised of manufacturing and aftermarket repair and refurbishment of sophisticated printed circuit card assemblies, sub-assemblies, full product assemblies, and cable/wire harnesses. Customers include military and aerospace, as well as industrial and commercial OEM's. In manufacturing for its customers, this segment adheres to very strict military and aerospace specifications in addition to product and process certifications. Customers are primarily engaged in applications that include: flight controls, industrial and military control systems, cockpit displays, fuel system controls, secure communications, early warning detection, security systems, satellite communications, and audio. The CS segment also includes some medical customers.
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

Operating results and certain other financial information about the Company’s three reportable segments for the three and nine months ended March 31, 2014 and 2013 and as of March 31, 2014 and June 30, 2013 were as follows (in thousands):

	For the Three Months Ended March 31, 2014
	Medical	CS	DSS	Other Unallocated	Eliminations	Total
Sales	$37,215	$23,563	$28,853	$—	$(5,700)	$83,931
Gross profit	$5,332	$2,488	$8,606	$—	$—	$16,426
Operating income (loss)	$2,468	$946	$6,112	$(3,203)	$—	$6,323
Selling and administrative expenses	$2,377	$1,060	$2,161	$3,209	$—	$8,807
Internal research and development expenses	$—	$—	$213	$—	$—	$213
Depreciation/amortization	$1,164	$666	$341	$99	$—	$2,270
Capital expenditures	$144	$443	$168	$86	$—	$841

	For the Three Months Ended March 31, 2013
	Medical	CS	DSS	Other Unallocated	Eliminations	Total
Sales	$39,139	$16,482	$14,186	$—	$(4,659)	$65,148
Gross profit	$5,339	$1,890	$2,896	$—	$—	$10,125
Operating income (loss)	$2,483	$1,203	$1,351	$(2,687)	$—	$2,350
Selling and administrative expenses	$2,247	$687	$1,204	$2,665	$—	$6,803
Internal research and development expenses	$—	$—	$341	$—	$—	$341
Depreciation/amortization	$1,182	$148	$157	$77	$—	$1,564
Capital expenditures	$783	$468	$118	$—	$—	$1,369

	For the Nine Months Ended March 31, 2014
	Medical	CS	DSS	Other Unallocated	Eliminations	Total
Sales	$123,539	$60,132	$72,824	$—	$(13,804)	$242,691
Gross profit	$19,134	$6,300	$18,163	$—	$—	$43,597
Operating income (loss)	$10,072	$2,850	$10,986	$(8,951)	$—	$14,957
Selling and administrative expenses	$7,434	$2,756	$5,984	$8,965	$—	$25,139
Internal research and development expenses	$—	$—	$1,004	$—	$—	$1,004
Restructuring charges	$—	$188	$—	$—	$—	$188
Depreciation/amortization	$3,626	$1,088	$905	$291	$—	$5,910
Capital expenditures	$564	$509	$787	$393	$—	$2,253

	For the Nine Months Ended March 31, 2013
	Medical	CS	DSS	Other Unallocated	Eliminations	Total
Sales	$102,002	$42,888	$51,850	$—	$(13,537)	$183,203
Gross profit	$13,877	$4,414	$11,929	$—	$—	$30,220
Operating income (loss)	$6,908	$2,366	$7,506	$(8,099)	$—	$8,681
Selling and administrative expenses	$5,985	$2,048	$3,534	$8,083	$—	$19,650
Internal research and development expenses	$—	$—	$889	$—	$—	$889
Depreciation/amortization	$1,989	$439	$454	$154	$—	$3,036
Capital expenditures	$1,127	$1,194	$374	$276	$—	$2,971

	As of March 31, 2014
	Medical	CS	DSS	Other Unallocated	Eliminations	Total
Total assets	$92,113	$55,432	$30,571	$15,105	$—	$193,221

	As of June 30, 2013
	Medical	CS	DSS	Other Unallocated	Eliminations	Total
Total assets	$95,776	$36,039	$16,952	$17,155	$—	$165,922

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
All of the Company's facilities are certified to one or more of the ISO standards, including 9001 and 13485, with most having additional certifications based on the needs of the customers they serve. The Company's products and services include products for Original Equipment Manufacturers (“OEM”) and Emerging Technology (“ET”) customers that are microprocessor-based systems that include transducers, printed circuit boards and assemblies, sensors, and electromechanical components, as well as development and design engineering services relating to these product sales. Sparton also develops and manufactures sonobuoys, anti-submarine warfare (“ASW”) devices used by the United States Navy and other free-world countries. Many of the physical and technical attributes in the production of sonobuoys are similar to those required in the production of the Company's other electrical and electromechanical products and assemblies.
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

Medical Segment
Medical segment operations are comprised of contract design, manufacturing, and aftermarket repair and refurbishment of sophisticated medical and biotechnology devices and sub-assemblies. Customers include industry leaders, emerging technologies companies and start-ups. In manufacturing devices for its customers, this business unit follows specific design and manufacturing processes to assure product reliability and safety in accordance with Food and Drug Administration (“FDA”) guidelines and approvals. This group specializes in technologies, systems and processes required by medical OEM and ET customers primarily in the diagnostic, therapeutic, surgical and laboratory device segments of the medical and biotechnology marketplaces. The Medical segment also includes some non-medical customers.

Complex Systems Segment
Complex Systems segment operations are comprised of manufacturing and aftermarket repair and refurbishment of sophisticated printed circuit card assemblies, sub-assemblies, full product assemblies, and cable/wire harnesses. Customers include military and aerospace, as well as industrial and commercial OEM's. In manufacturing for its customers, this segment adheres to very strict military and aerospace specifications in addition to product and process certifications. Customers are primarily engaged in applications that include: flight controls, industrial and military control systems, cockpit displays, fuel system controls, secure communications, early warning detection, security systems, satellite communications, and audio. The CS segment also includes some medical customers.

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

Other risks and uncertainties that may affect our operations, performance, growth forecasts and business results include, but are not limited to, timing and fluctuations in U.S. and/or world economies, sharp volatility of world financial markets over a short period of time, competition in the overall contract manufacturing business, availability of production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, uncertainties associated with the outcome of litigation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation and customer labor and work strikes. Further risk factors are the availability and cost of materials, as well as non-cancelable purchase orders we have committed to in relation to customer forecasts that can be subject to change. A number of events can impact these risks and uncertainties, including potential escalating utility and other related costs due to natural disasters, as well as political uncertainties such as the unrest in Africa and the Middle East. Additional trends, risks and uncertainties include dependence on key personnel, risks surrounding acquisitions, uncertainties surrounding the global economy, U.S. healthcare legislation, U.S. budget sequestration and debt ceiling negotiations and the effects of those uncertainties on OEM behavior, including heightened inventory management, product development cycles and outsourcing strategies. Finally, the Sarbanes-Oxley Act, and more recently the Dodd-Frank Act, have required or will require changes in, and formalization of, some of the Company's corporate governance and compliance practices. The SEC and the New York Stock Exchange have also passed or will pass related rules and regulations requiring additional compliance activities, including those implementing the conflict minerals provisions of the Dodd-Frank Act. Compliance with these rules has increased administrative costs and may increase these costs further in the future. A further discussion of the Company’s risk factors has been included in Part I, Item 1A, “Risk Factors”, of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2013. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.
Acquisition of Aubrey Group, Inc.
On March 17, 2014, the Company completed the acquisition of Aubrey Group, Inc. ("Aubrey”), located in Irvine, CA, in a $5.3 million all-cash transaction, subject to certain post-closing adjustments and financed through the use of borrowings under the Company's Credit Facility. Additional consideration of approximately $0.6 million was paid at closing for cash of the business in excess of net customer deposits held by the Aubrey. The transaction includes an approximate $0.5 million escrowed holdback which is available to fund any potential post-closing working capital adjustment and potential seller indemnification obligations in relation to the acquisition agreement.
The acquired business, a design and manufacturing company, which is part of the Medical segment and which is expected to add $8 million in annualized revenue, develops new products for OEMs in the Medical and Biotechnological markets. Inventors, entrepreneurs, and industry leading OEMs utilize Aubrey Group's design and engineering teams to develop innovative solutions in a timely manner, delivering its clients' new products into the marketplace faster and more cost effectively.
Total purchase consideration has been preliminarily allocated to the tangible assets acquired and liabilities assumed based on their provisionally estimated fair values at the acquisition date. It is possible that acquired assets and liabilities assumed may additionally include customer relationships and non-compete agreements, as well as deferred tax attributes of the acquired business. The Company was unable at March 31, 2014 to assign provisionally estimated fair values to these potential assets or liabilities. The Aubrey acquisition has preliminarily resulted in approximately $5 million of goodwill, which will be adjusted downward or upward based on the final values assigned to all acquired assets and liabilities. The Company believes that any goodwill remaining after the valuations are finalized will primarily relate to strategic fit, resulting synergies and the acquired workforce that this business brings to existing operations. Goodwill associated with this acquisition is not expected to be deductible for tax purposes and has been assigned entirely to the Company’s Medical segment.
Included in the Company’s Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2014 are net sales of approximately $0.3 million and loss before benefit from income taxes of approximately $0.1 million, resulting from the acquisition of Aubrey since March 17, 2014.
The Company incurred legal, professional and other costs related to this acquisition aggregating approximately $0.1 million. These costs were recognized as selling and administrative expenses in the three months ended March 31, 2014.
Beckwood Services, Inc. — On December 11, 2013, the Company completed the acquisition of Beckwood Services, Inc. ("Beckwood”), located in Plaistow, N.H., in a $15.3 million all-cash transaction financed through the use of cash on hand and borrowings under the Company's Credit Facility. The transaction includes an approximate $1.5 million escrowed holdback which is available to fund potential seller indemnification obligations in relation to the acquisition agreement.

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
Total purchase consideration has been allocated to the tangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Beckwood acquisition has resulted in approximately $7 million of goodwill, which is not expected to be deductible for tax purposes and has been assigned entirely to the Company’s Complex Systems segment. The Company believes goodwill primarily relates to strategic fit, resulting synergies and the acquired workforce that this business brings to existing operations. The fair values of acquired identifiable assets have been determined to be Level 3 under the fair value hierarchy and have been estimated based on projected future cash flows and customer attrition rates, discounted using an estimated weighted average cost of capital. The customer relationships are being amortized using an accelerated methodology over ten years. The non-compete agreements are being amortized using a straight-line methodology over five years.
Included in the Company’s Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2014 are net sales of approximately $4.4 million and $5.2 million respectively, and income before provision for income taxes of approximately $0.1 million and $0.2 million respectively, resulting from the acquisition of Beckwood since December 11, 2013.
The Company incurred legal, professional and other costs related to this acquisition aggregating approximately $0.1 million and $0.2 million for the three and nine months ended March 31, 2014. These costs were recognized as selling and administrative expenses.

Acquisition of Aydin Displays, Inc.
On August 30, 2013, the Company completed the acquisition of certain assets and liabilities of Aydin Displays, Inc. ("Aydin Displays" or “Aydin”), located in Birdsboro, PA, in a $15.5 million all-cash transaction, after settlement of a $0.5 million working capital adjustment during the third quarter of the Company's fiscal 2014 year. The transaction was financed through the use of borrowings under the Company's Credit Facility. Additional acquisition consideration of up to $6.6 million is contingent upon Aydin attaining certain performance thresholds during the twelve month period following the transaction. The transaction includes an approximate $1.2 million escrowed holdback which is available to fund potential seller indemnification obligations in relation to the acquisition agreement.
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
Total purchase consideration has been allocated to the tangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Additional acquisition consideration of up to $6.6 million is contingent upon Aydin attaining certain performance thresholds. The Company has assigned no fair value to this contingent liability. The Aydin acquisition has resulted in approximately $2.2 million of goodwill, which is expected to be deductible for tax purposes and has been assigned entirely to the Company’s DSS segment. The Company believes goodwill primarily relates to strategic fit, resulting synergies and the acquired workforce that this business brings to existing operations. The fair values of acquired identifiable assets have been determined to be Level 3 under the fair value hierarchy and have been estimated based on projected future cash flows and customer attrition rates, discounted using an estimated weighted average cost of capital. The customer relationships are being amortized using an accelerated methodology over fifteen years. Trade names and trademarks are being amortized using a straight-line methodology over ten years. The unpatented technology is being amortized using an accelerated methodology over seven years. The favorable leasehold is reflected in other long-term assets on the consolidated balance sheet and is being amortized on a straight-line basis over the five year life of the lease. Amortization related to Aydin unpatented technology and favorable leasehold is reflected within cost of goods sold on the consolidated statement of income.

Included in the Company’s Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2014 are net sales of approximately $4.1 million and $9.3 million, respectively, and income before provision for income taxes of approximately $0.2 million and $0.1 million, respectively, resulting from the acquisition of Aydin since August 30, 2013.
The Company incurred legal, professional and other costs related to this acquisition aggregating approximately $0.0 million and $0.2 million for the three and nine months ended March 31, 2014, respectively. These costs were recognized as selling and administrative expenses.
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

Consolidated Results of Operations
Presented below is comparative data and discussions regarding our consolidated results of operations for the three and nine months ended March 31, 2014 compared to the three and nine months ended March 31, 2013. Results of operations for any period less than one year are not necessarily indicative of results of operations that may be expected for a full year. The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report.

For the Three Months Ended March 31, 2014 compared to the Three Months Ended March 31, 2013

The following table presents selected consolidated statement of income data for the three months ended March 31, 2014 and 2013 (in thousands):

	2014		2013
	Total	% of Sales	Total	% of Sales
Net sales	$83,931	100.0%	$65,148	100.0%
Cost of goods sold	67,505	80.4	55,023	84.5
Gross profit	16,426	19.6	10,125	15.5
Selling and administrative expenses	8,807	10.5	6,803	10.4
Internal research and development expenses	213	0.3	341	0.5
Amortization of intangible assets	1,089	1.2	609	0.9
Restructuring charges	—	—	—	—
Other operating (income) expense, net	(6)	—	22	—
Operating income	6,323	7.6	2,350	3.7
Total other expense, net	(63)	(0.1)	18	—
Income before provision for income taxes	6,260	7.5	2,368	3.7
Provision for (benefit from) income taxes	2,014	2.4	832	1.3
Net income	$4,246	5.1%	$1,536	2.4%

The following table presents net sales for the three months ended March 31, 2014 and 2013 (in thousands):

	2014		2013
SEGMENT	Total	% of Total	Total	% of Total	% Change
Medical	$37,215	44.3%	$39,139	60.1%	(4.9)%
CS	23,563	28.1	16,482	25.3	43.0
DSS	28,853	34.4	14,186	21.8	103.4
Eliminations	(5,700)	(6.8)	(4,659)	(7.2)	22.3
Totals	$83,931	100.0%	$65,148	100.0%	28.8

The following table presents gross profit and gross profit as a percent of net sales for the three months ended March 31, 2014 and 2013 (in thousands):

	2014		2013
SEGMENT	Total	GP%	Total	GP%
Medical	$5,332	14.3%	$5,339	13.6%
CS	2,488	10.6	1,890	11.5
DSS	8,606	29.8	2,896	20.4
Totals	$16,426	19.6	$10,125	15.5
The following table presents operating income and operating income as a percent of net sales for the three months ended March 31, 2014 and 2013 (in thousands):

	2014		2013
SEGMENT	Total	% of Sales	Total	% of Sales
Medical	$2,468	6.6%	$2,483	6.3%
CS	946	4.0	1,203	7.3
DSS	6,112	21.2	1,351	9.5
Other unallocated	(3,203)	—	(2,687)	—
Totals	$6,323	7.5	$2,350	3.6

Medical

Included in the results for the Company’s Medical segment for the three months ended March 31, 2014 are net sales of approximately $0.3 million resulting from the acquisition of Aubrey. Excluding these sales, legacy Medical sales decreased approximately $2.2 million, or 6%, in the three months ended March 31, 2014 as compared with the prior year quarter. This comparative decrease primarily reflects a rebalancing of Fenwal Blood Technologies' program engagements with the Company beginning in the Company's fiscal 2014 third quarter. Medical sales are dependent on a small number of key strategic customers. Fenwal Blood Technologies contributed 13% and 19% of consolidated company net sales during the three months ended March 31, 2014 and 2013, respectively. The rebalancing of Fenwal programs is expected to negatively affect comparative sales to this customer by approximately $7 million in the Company's fiscal 2014 fourth quarter and as much as $19 million in the Company's fiscal 2015, substantially all of which will be realized during first half of that year. Medical backlog was approximately $79.8 million at March 31, 2014 compared to $76.0 at March 31, 2013. Commercial orders, in general, may be rescheduled or cancelled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the March 31, 2014 Medical backlog is currently expected to be realized in the next 12 months.

Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and costs associated with new program introduction. The gross profit percentage on Medical sales increased to 14.3% from 13.6% for the three months ended March 31, 2014 and 2013, respectively. This increase in margin percentage on Medical sales primarily reflects certain favorable product mix between the two periods.

Selling and administrative expenses relating to the Medical segment were $2.4 million for the three months ended March 31, 2014 compared to $2.2 million for the three months ended March 31, 2013, primarily reflecting incremental allocated expenses related to Onyx operations.
Amortization of intangible assets was $0.5 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively.

Complex Systems
Included in the results for the Company’s Complex Systems segment for the three months ended March 31, 2014 are net sales of approximately $7.5 million resulting from the acquisitions of Creonix, LLC ("Creonix") and Beckwood. Excluding these sales and an increase in intercompany sales of $1.0 million, CS sales to legacy external customers for the three months ended March 31, 2014 decreased $1.4 million, or 12%, as compared with the same quarter last year. This comparative decrease primarily reflects a sales delay in the current year quarter with one customer as it makes engineering design changes. CS intercompany sales result primarily from the production of circuit boards that are then utilized in DSS product sales. These intercompany sales are eliminated in consolidation. CS backlog was approximately $36.1 million at March 31, 2014 compared to $34.4 million at March 31, 2013. Commercial orders, in general, may be rescheduled or cancelled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the March 31, 2014 CS backlog is currently expected to be realized in the next 12 months.
The gross profit percentage on CS sales decreased to 10.6% for the three months ended March 31, 2014 compared to 11.5% for the three months ended March 31, 2013, primarily reflecting unfavorable product mix between the comparative periods.
Selling and administrative expenses relating to the CS segment were $1.1 million and $0.7 million for the three months ended March 31, 2014 and 2013, respectively, primarily due to the inclusion of operating expenses of Creonix and Beckwood.
Amortization of intangible assets was $0.5 million for the three months ended March 31, 2014 due to the acquisitions of Creonix and Beckwood.
Defense and Security Systems

Included in the results for the Company’s Defense and Security Systems segment for the three months ended March 31, 2014 are net sales of approximately $4.1 million resulting from the acquisition of Aydin. Excluding the fiscal year 2014 incremental sales from the acquisition of Aydin, DSS legacy sales increased approximately $10.6 million, or 75%, in the three months ended March 31, 2014 as compared with the same quarter last year, reflecting increased sonobuoy sales to the U.S. Navy and foreign governments, as well as increased U.S Navy engineering sales. Total sales to the U.S. Navy in the three months ended March 31, 2014 and 2013 was approximately $18.8 million and $12.4 million, or 22% and 19%, respectively, of consolidated Company net sales for those periods. Sonobuoy sales to foreign governments were $5.6 million and $1.6 million in the three months ended March 31, 2014 and 2013, respectively. DSS backlog was approximately $59.3 million at March 31,

2014 compared to $98.4 million at March 31, 2013. A majority of the March 31, 2014 DSS backlog is currently expected to be realized in the next 14 months.

The gross profit percentage on DSS sales increased to 29.8% for the three months ended March 31, 2014 compared to 20.4% for the three months ended March 31, 2013. Gross profit percentage was positively affected in the current year quarter by increased volume as well as favorable product mix as compared to the prior year quarter.

Selling and administrative expenses relating to the DSS segment were $2.2 million and $1.2 million for the three months ended March 31, 2014 and 2013, respectively, reflecting incremental expenses related to Aydin operations.

Internal research and development expenses reflect costs incurred for the internal development of technologies for use in navigation, oil and gas exploration and flat panel display technology. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment. The Company incurred $0.2 million and $0.3 million of internally funded research and development expenses in the three months ended March 31, 2014 and 2013, respectively.

Other Unallocated

Total corporate selling and administrative expenses were $5.1 million and $4.4 million for the three months ended March 31, 2014 and 2013, respectively, or 6.1% and 6.8% of consolidated sales, respectively, reflecting relative economies of scale achieved due to the Company's growth between the two comparative quarters. Of these costs, $1.9 million and $1.7 million, respectively, were allocated to segment operations in each of these periods. Allocations of corporate selling and administrative expenses are based on the nature of the service provided and can fluctuate from period to period.

Interest expense consists of interest and fees on the Company's outstanding debt and revolving credit facility, including amortization of financing costs. Interest expense was $0.2 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively. The comparative interest expense reflects comparative borrowings under the Company’s credit facility between the two periods. See Note 7, Debt, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of debt.

The Company recognized an income tax provision of approximately $2.0 million, or approximately 32.2% of income before provision for income taxes, for the three months ended March 31, 2014. During the three months ended March 31, 2013, the Company recognized an income tax provision of approximately $0.8 million, or approximately 35.1% of income before provision for income taxes. See Note 9, Income Taxes, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of income taxes.

Due to the factors described above, the Company reported net income of $4.2 million ($0.42 per share, basic and diluted) for the three months ended March 31, 2014, compared to net income of $1.5 million ($0.15 per share, basic and diluted) for the corresponding quarter last year.

For the Nine Months Ended March 31, 2014 compared to the Nine Months Ended March 31, 2013

The following table presents selected consolidated statement of income data for the nine months ended March 31, 2014 and 2013 (in thousands):

	2014		2013
	Total	% of Sales	Total	% of Sales
Net sales	$242,691	100.0%	$183,203	100.0%
Cost of goods sold	199,094	82.0	152,983	83.5
Gross profit	43,597	18.0	30,220	16.5
Selling and administrative expenses	25,139	10.4	19,650	10.7
Internal research and development expenses	1,004	0.4	889	0.5
Amortization of intangible assets	2,323	1.0	984	0.5
Restructuring charges	188	0.1	—	—
Other operating expense, net	(14)	—	16	—
Operating income	14,957	6.1	8,681	4.8
Total other income, net	(84)	—	(16)	—
Income before provision for income taxes	14,873	6.1	8,665	4.8
Provision for (benefit from) income taxes	4,857	2.0	831	0.5
Net income	$10,016	4.1%	$7,834	4.3%

The following table presents net sales for the nine months ended March 31, 2014 and 2013 (in thousands):

	2014		2013
SEGMENT	Total	% of Total	Total	% of Total	% Change
Medical	$123,539	50.9%	$102,002	55.7%	21.1%
CS	60,132	24.8	42,888	23.4	40.2
DSS	72,824	30.0	51,850	28.3	40.5
Eliminations	(13,804)	(5.7)	(13,537)	(7.4)	2.0
Totals	$242,691	100.0%	$183,203	100.0%	32.5

The following table presents gross profit and gross profit as a percent of net sales for the nine months ended March 31, 2014 and 2013 (in thousands):

	2014		2013
SEGMENT	Total	GP%	Total	GP%
Medical	$19,134	15.5%	$13,877	13.6%
CS	6,300	10.5	4,414	10.3
DSS	18,163	24.9	11,929	23.0
Totals	$43,597	18.0	$30,220	16.5

The following table presents operating income and operating income as a percent of net sales for the nine months ended March 31, 2014 and 2013 (in thousands):

	2014		2013
SEGMENT	Total	% of Sales	Total	% of Sales
Medical	$10,072	8.2%	$6,908	6.8%
CS	2,850	4.7	2,366	5.5
DSS	10,986	15.1	7,506	14.5
Other unallocated	(8,951)	—	(8,099)	—
Totals	$14,957	6.2	$8,681	4.7

Medical

Included in the results for the Company’s Medical segment for the nine months ended March 31, 2014 are net sales of approximately $39.9 million resulting from the acquisition of Onyx and Aubrey compared to $18.1 million in net sales from the acquisition of Onyx in the prior year period. Excluding the $21.8 million incremental sales from the acquisition of Onyx, legacy Medical sales for the nine months ended March 31, 2014 were level as compared with the prior year period. Medical sales are dependent on a small number of key strategic customers. Fenwal Blood Technologies contributed 17% and 20% of consolidated company net sales during the nine months ended March 31, 2014 and 2013, respectively.

The gross profit percentage on Medical sales increased to 15.5% from 13.6% for the nine months ended March 31, 2014 and 2013, respectively. This increase in margin percentage on Medical sales primarily reflects certain favorable product mix between the two periods, partially offset by the impact of increased depreciation relating to the write-up in value of the Watertown, South Dakota facility assets in connection with the acquisition accounting for Onyx purchase during the second quarter of fiscal 2013.

Selling and administrative expenses relating to the Medical segment were $7.4 million for the nine months ended March 31, 2014 compared to $6.0 million for the nine months ended March 31, 2013, primarily reflecting incremental direct and allocated expenses related to Onyx operations.
Amortization of intangible assets was $1.6 million and $1.0 million for the nine months ended March 31, 2014 and 2013, respectively. The increase relates to amortization of customer relationships and non-compete agreements acquired as part of the Onyx transaction.

Complex Systems
Included in the results for the Company’s Complex Systems segment for the nine months ended March 31, 2014 are net sales of approximately $12.7 million resulting from the acquisitions of Creonix and Beckwood. Excluding these sales and an increase in intercompany sales of $0.2 million, CS sales to legacy external customers for the nine months ended March 31, 2014 increased $4.3 million, or 15%, as compared with the same period last year. CS intercompany sales result primarily from the production of circuit boards that are then utilized in DSS product sales. These intercompany sales are eliminated in consolidation.
The gross profit percentage on CS sales increased to 10.5% for the nine months ended March 31, 2014 compared to 10.3% for the nine months ended March 31, 2013, primarily reflecting increased capacity utilization, partially offset by unfavorable product mix between the comparative periods.
Selling and administrative expenses relating to the CS segment were $2.8 million and $2.0 million for the nine months ended March 31, 2014 and 2013, respectively, largely due to the inclusion of operating expenses of Creonix and Beckwood.
Restructuring charges related to the CS segment were $0.2 million for the nine months ended March 31, 2014 and relate to the consolidation of the recently acquired Creonix business into the Company's Brooksville, Florida facility. For a further discussion of this restructuring activity see Note 15, Restructuring Activities, of the "Notes to Unaudited Consolidated Financial Statements" in this Quarterly Report on Form 10-Q.
Defense and Security Systems

Included in the results for the Company’s Defense and Security Systems segment for the nine months ended March 31, 2014 are net sales of approximately $9.3 million resulting from the acquisition of Aydin. Excluding the fiscal year 2014 incremental sales from the acquisition of Aydin, DSS legacy sales increased approximately $11.7 million, or 23%, in the nine months ended March 31, 2014 as compared with the period last year, reflecting increased sonobuoy sales to the U. S. Navy and foreign governments. Total sales to the U.S. Navy for the nine months ended March 31, 2014 and 2013 was approximately $44.9 million and $39.3 million, or 19% and 21%, respectively, of consolidated Company net sales for those periods. Sonobuoy sales to foreign governments were $17.4 million and $11.3 million in the nine months ended March 31, 2014 and 2013, respectively.

The gross profit percentage on DSS sales increased to 24.9% for the nine months ended March 31, 2014 compared to 23.0% for the nine months ended March 31, 2013. Gross profit percentage was positively affected in the current year by increased sales as compared to the prior year and the positive impact of fiscal 2014 sales of ruggedized flat panel display systems.

Selling and administrative expenses relating to the DSS segment were $6.0 million and $3.5 million for the nine months ended March 31, 2014 and 2013, respectively, reflecting incremental expenses related to Aydin operations and increased business development efforts in the current fiscal period.

Internal research and development expenses reflect costs incurred for the internal development of technologies for use in navigation, oil and gas exploration and flat panel display technology. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment. The Company incurred $1.0 million and $0.9 million of internally funded research and development expenses for the nine months ended March 31, 2014 and 2013, respectively.

Other Unallocated

Total corporate selling and administrative expenses were $15.3 million and $13.5 million for the nine months ended March 31, 2014 and 2013, respectively, or 6.3% and 7.4% of consolidated sales, respectively, reflecting relative economies of scale achieved due to the Company's growth between the two comparative quarters. Of these costs, $6.3 million and $5.4 million, respectively, were allocated to segment operations in each of these periods. Allocations of corporate selling and administrative expenses are based on the nature of the service provided and can fluctuate from period to period.

Interest expense consists of interest and fees on the Company's outstanding debt and revolving credit facility, including amortization of financing costs. Interest expense was $0.5 million and $0.4 million for the nine months ended March 31, 2014 and 2013, respectively. The comparative interest expense reflects comparative borrowings under the Company’s credit facility between the two periods, partially offset by lower facility fees in the current period as compared to the prior year period. See Note 7, Debt, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of debt.

The Company recognized an income tax provisions of approximately $4.9 million, or approximately 32.7% of income before provision for income taxes, for the nine months ended March 31, 2014. During the nine months ended March 31, 2013, the Company recognized a $2.1 million income tax benefit with respect to the Company's investments in a Canadian subsidiary that held the Company's Canadian operations until these operations were ceased during fiscal 2009. Excluding this discrete tax benefit, the Company recognized an income tax provision of approximately $2.9 million, or approximately 33.5%, of income before provision for income taxes, for the nine months ended March 31, 2013. See Note 9, Income Taxes, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of income taxes.

Due to the factors described above, the Company reported net income of $10.0 million ($0.99 per share, basic and diluted) for the nine months ended March 31, 2014, compared to net income of $7.8 million ($0.77 per share, basic and diluted) for the corresponding period last year.

Liquidity and Capital Resources

The Company has a $65 million credit facility with BMO Harris Bank N.A., consisting of a $35 million revolving line-of-credit facility (the “Revolving Credit”) to support the Company’s working capital needs and other general corporate purposes, and a $30 million acquisition loan commitment (the “Acquisition Facility” and together with the Revolving Credit, the “Credit Facility”) to finance permitted acquisitions. The Credit Facility expires on November 15, 2017, is secured by substantially all assets of the Company and provides for up to an additional $35 million in uncommitted loans available for additional Revolving Credit loans or Acquisition loans. As a condition of the Credit Facility, the Company is subject to certain customary covenants, which it was in compliance with at March 31, 2014. The Company had $35.0 million of borrowings drawn against the Credit Facility at March 31, 2014. The Company also has approximately $1.4 million of industrial revenue bonds outstanding at March 31, 2014. See Note 7, Debt, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of the Company’s debt.

Certain of the Company’s DSS contracts allow for billings to occur when certain milestones under the applicable program are reached, independent of the amount shipped by Sparton as of such date. These performance based billings reduce the amount of cash that would otherwise be required during the performance of these contracts. As of March 31, 2014 and June 30, 2013, $7.4 million and $20.9 million, respectively, of proceeds from billings in excess of costs were received.

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

Operating activities provided $15.2 million and used $6.3 million of net cash flows in nine months ended March 31, 2014 and 2013, respectively. Excluding changes in working capital, operating activities provided $17.6 million and $13.2 million in the first nine months of fiscal 2014 and 2013, respectively, reflecting the Company’s relative operating performance during those periods. Working capital used $2.4 million and $19.5 million of net cash flows in the nine months ended March 31, 2014 and 2013, respectively. Working capital related cash flows in the first nine months of fiscal 2014 primarily reflect the funding of production related to U.S. Navy contracts during the year in excess of performance based payments received, partially offset by decreased receivables and inventory and decreased accounts payable and accrued expenses. Working capital related cash flows in the first nine months of fiscal 2013 primarily reflect increased accounts receivable, inventory and other assets, and funding of production related to U.S. Navy contracts during the year in excess of performance based payments received, partially offset by increased accounts payable and accrued expenses.

Cash flows used in investing activities in nine months ended March 31, 2014 and 2013 totaled $37.7 million and $48.7 million, respectively. The nine months ended March 31, 2014 reflect the $15.5 million acquisition of Aydin, the $15.3 million acquisition of Beckwood and the $4.8 million acquisition of Aubrey, net of acquired cash. The Aydin and Aubrey acquisitions are subject to certain post-closing adjustments. The Aydin and Aubrey acquisitions were funded through borrowings under the Company’s Credit Facility. The Beckwood acquisition was funded through a combination of cash on hand and borrowings under the Company's Credit Facility. The nine months ended March 31, 2013 reflect the $45.4 million acquisition of Onyx. The nine months ended March 31, 2014 additionally reflects the receipt of $0.1 million in relation to the settlement of the inventory adjustment to the purchase price of Creonix. Net capital expenditures for the nine months ended March 31, 2014 and 2013 were approximately $2.3 million and $3.0 million, respectively. The nine months ended March 31, 2013 reflects the utilization of $0.5 million as cash collateral for certain letters of credit outstanding issued by PNC Bank, National Association. These letters of credit were issued under the Company's Credit Facility during the Company’s fourth quarter of fiscal 2013, eliminating the need for this cash collateral.

Financing activities provided $24.0 million and $12.4 million in the nine months ended March 31, 2014 and 2013, respectively. The nine months ended March 31, 2014 and 2013 reflect $25.0 million and $13.0 million, respectively, of net borrowing under the Company's Credit Facility. The nine months ended March 31, 2014 reflect $0.5 million of tax benefits in excess of recorded stock-based compensation and the repurchase of $0.9 million of the Company's common stock under Company's stock repurchase plan (see below for a further discussion of this program). The nine months ended March 31, 2014 and 2013 additionally reflect the use of cash of $0.7 million and $0.2 million, respectively, to satisfy income tax withholding requirements in relation to the vesting of executives’ restricted stock in exchange for the surrender of a portion of the vesting shares. Each of the nine months ended March 31, 2014 and 2013 also reflect repayments on the Company’s outstanding industrial revenue bonds with the state of Ohio of approximately $0.1 million and receipt of approximately $0.1 million from the exercise of stock options. The nine months ended March 31, 2013 additionally reflects the payment of $0.4 million of financing fees.

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
Pursuant to this stock repurchase program, during the nine months ended March 31, 2014, the Company purchased 47,119 shares of its common stock at an average price of $18.51 per share for approximately $0.9 million. Previously, during the year ended June 30, 2013, the Company purchased 128,158 shares of its common stock at an average price of $16.55 per share for approximately $2.1 million. Total shares purchased pursuant to this stock repurchase program total 175,277 at an average price of $17.08. Shares purchased under the plan were cancelled upon repurchase. As of March 31, 2014, all authorized funds under the stock repurchase program have been expended.
In April 2014, the Company notified the State of Ohio of its intent to redeem all of its $1.5 million outstanding Industrial Revenue Bonds. The redemption is expected to occur during the Company's fiscal 2014 fourth quarter.

Commitments and Contingencies

Environmental Remediation
Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Although the Company entered into a long-term lease of the Coors Road property that was accounted for as a sale of property during fiscal 2010, it remains responsible for the remediation obligations related to its past operation of this facility. At March 31, 2014, Sparton had accrued approximately $2.8 million as its estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which approximately $0.3 million is classified as a current liability and included on the balance sheet in other accrued expenses. The Company’s minimum cost estimate is based upon existing technology and excludes certain legal costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements.

In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8.4 million incurred from the date of settlement, if any, of which approximately $5.0 million has been expended as of March 31, 2014 toward the $8.4 million threshold. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At March 31, 2014, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded and net of DOE reimbursement, could be up to $2.4 million before income taxes over the next seventeen years.

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

Litigation
On September 24, 2013, L-3 Communications Corporation, doing business as L-3 Linkabit (“Linkabit”) filed a complaint in the United States District Court for the Middle District of Florida, Orlando Division, against Sparton Corporation and Sparton Electronics alleging, among other things, that the Company failed to follow Linkabit drawings for the manufacture and assembly of certain products and that the Company changed its manufacturing process resulting in shipment of defective products to Linkabit. Linkabit seeks damages for breach of contract, breach of covenants, breach of warranties and negligence. In response to the Company's motion to dismiss on January 10, 2014, Linkabit filed its first amended complaint deleting the alleged negligence claims.  The Company has filed a motion to dismiss Sparton Corporation.  The Company believes that its defenses to the claims are very strong and it intends to defend this action vigorously.  Given the stage of the litigation and the unresolved remaining questions of fact, the Company cannot estimate any loss, or range of loss, with confidence at this time.
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
The Company responded in June 2013 to DCAA review comments received in the fourth quarter of fiscal 2013 regarding corrective actions to improve the reliability for accumulating costs under government contracts. Subsequently during the third quarter of fiscal 2014, the Company has received an acceptable Accounting System determination from DCAA.
Concurrent with the Accounting System review, DCAA's review of the Company's two Cost Accounting Standards Disclosure Statements for the Company and DSS resulted in similar corrective actions. These corrective actions have caused a temporary delay of new cost reimbursable contract awards until DCMA determines the Company's Disclosure Statements, and the processes they describe, are in compliance with Federal Acquisition Regulations. The Company's final Disclosure Statement corrective action packages were submitted in April 2014 with a final determination expected during May 2014. The Company is confident that the temporary delay in cost reimbursable engineering contract awards will not have a material adverse impact on the Company's financial results.
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

Contractual Obligations and Off-Balance Sheet Arrangements

Information regarding the Company’s long-term debt obligations, environmental liability payments, operating lease payments, and other commitments is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. As of June 30, 2013, there were $43.7 million of non-cancelable purchase orders outstanding, $13.6 million of debt and a liability related to performance based billings on customer contracts of $20.9 million. As of March 31, 2014, the non-cancelable purchase orders outstanding has increased to $46.1 million, debt increased to $36.4 million and the liability related to performance based billings has decreased to $7.4 million. Other than as noted above, there have been no material changes in the nature or amount of the Company’s contractual obligations since June 30, 2013.

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
The Company’s revolving credit line, when drawn upon, is subject to future interest rate fluctuations which could potentially have a negative impact on cash flows of the Company. The Company had $35.0 million outstanding under its Credit Facility at March 31, 2014. A prospective increase of 100 basis points in the interest rate applicable to the Company’s outstanding borrowings under its Credit Facility would result in an increase of approximately $0.4 million in our annual interest expense. The Company is not party to any currency exchange or interest rate protection agreements as of March 31, 2014.
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

There have been no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 5.  Other Information

The Company's Board of Directors approved a form of indemnification agreement to be entered into with each of its directors and officers.  Under the terms of the agreement, consistent with the provisions of the Company’s Code of Regulations and applicable law, the Company agrees to indemnify each director and officer, to the fullest extent permitted by Ohio law, from claims and losses arising from their service as an officer or director, as applicable.  Subject to certain procedures outlined in the agreement, the Company is required to advance expenses incurred as a result of any such proceeding as to which an officer or director could be indemnified.  The agreement provides for procedures for the determination of a person’s right to receive indemnification consistent with Ohio law.  The Company anticipates it will enter into substantially similar agreements with any new directors and officers.  The form of indemnification agreement is attached hereto as Exhibit 10.1 and incorporated by reference herein.  The Company entered into an agreement with each of its directors and executive officers as of May 1, 2014. The foregoing summary of the indemnification agreement is qualified in its entirety by the text of the Exhibit.

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

10.1†
Form of Director and Officer Indemnification Agreement entered into as of May 1, 2014 with each of the Company's directors and executive officers, incorporated herein by reference from exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on February 3, 2014.

10.2†
Adoption Agreement to Deferred Compensation Plan dated as of January 29, 2014, incorporated by reference from exhibit 10.1 to the Registrants Current Report on Form 8-K filed with the SEC on February 4, 2014.

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

Sparton Corporation

Date: May 6, 2014	By:	/s/ CARY B. WOOD
Cary B. Wood
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2014	By:	/s/ MARK SCHLEI
Mark Schlei
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)