Form 10-K
period 2014-06-30
SPARTON CORP
filed 2014-09-09
CIK 92679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold (based on the closing price on the New York Stock Exchange) as of December 31, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $261,186,000. For purposes of this computation, affiliates of the registrant include the registrant’s executive officers and directors and their respective affiliates as of December 31, 2013.
As of August 29, 2014, there were 10,129,031 shares of common stock, $1.25 par value per share, outstanding.

Documents Incorporated by Reference
Part III incorporates information by reference to the registrant’s definitive proxy statement for its 2014 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year.

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

PART I

ITEM 1.    BUSINESS
General
Sparton Corporation and subsidiaries (the “Company” or “Sparton”) has been in continuous existence since 1900. It was last reorganized in 1919 as an Ohio corporation. The Company is a provider of design, development, and manufacturing services for complex electromechanical devices, as well as sophisticated engineered products complementary to the same electromechanical value stream. The Company serves the Medical & Biotechnology, Military & Aerospace and Industrial & Commercial markets through three reportable business segments; Medical Device (“Medical”), Complex Systems (“CS”) and Defense & Security Systems (“DSS”). Financial information by segment is presented in Note 16. All of the Company's facilities are certified to one or more of the ISO/AS standards, including ISO 9001, AS9100 or ISO 13485, with most having additional certifications based on the needs of the customers they serve. The Company's products and services include offerings for Original Equipment Manufacturers (“OEM”) and Emerging Technology (“ET”) customers that utilize microprocessor-based systems which include transducers, printed circuit boards and assemblies, sensors, and electromechanical components, as well as development and design engineering services relating to these product sales. Sparton also develops and manufactures sonobuoys, anti-submarine warfare (“ASW”) devices used by the United States Navy and other free-world countries. Many of the physical and technical attributes in the production of sonobuoys are similar to those required in the production of the Company's other electrical and electromechanical products and assemblies.
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
On August 6, 2010, the Company completed the acquisition of certain assets related to the contract manufacturing business of Delphi Medical Systems, LLC (“Delphi Medical” or “Delphi”) in an approximate $8.4 million all-cash transaction. The acquired business, which is reported in the Company's Medical segment, provided a new and diversified customer base and provided Sparton with a geographic presence in the western United States.
On March 4, 2011, the Company completed the acquisition of certain assets and assumption of certain liabilities of Byers Peak, Incorporated (“Byers Peak”) in an approximate $4.1 million all-cash transaction. The acquired business, which is reported in the Company's Medical segment, provided further expansion into the therapeutic device market, diversified Sparton's customer base, and further expanded the Company's geographic reach into the western United States. Additionally, the acquisition increased Sparton's offerings with the inclusion of field service and refurbishment capabilities.
On November 15, 2012, the Company completed the acquisition of Onyx EMS, LLC (“Onyx”) in a $43.25 million all-cash transaction. Additional consideration of $2.19 million was paid in relation to a post-closing working capital adjustment, which was settled in the Company's fiscal 2013 third quarter. The acquired business, which is reported in the Company's Medical segment, provided further expansion regionally into the Minneapolis medical device corridor, diversifying the Company's customer base through both existing programs and a strong business development pipeline, and increased the number of complex sub-assembly and full device programs within Sparton. Additionally, the business brought long-term customers which can utilize Sparton's expanded list of service offerings such as our low cost country footprint in Vietnam and full engineering design capabilities.
On March 17, 2014, the Company completed the acquisition of Aubrey Group, Inc. ("Aubrey”), located in Irvine, CA, in a $5.3 million all-cash transaction, subject to certain post-closing adjustments and financed through the use of borrowings under the Company's Credit Facility. Additional consideration of approximately $0.6 million was paid at closing for cash of the business in excess of net customer deposits held by the Aubrey. The transaction includes an approximate $0.5 million escrowed holdback which is available to fund any potential post-closing working capital adjustment and potential seller indemnification obligations in relation to the acquisition agreement. The acquired business, a design and manufacturing company, which is part of the Medical segment and which is expected to add $8 million (unaudited) in annualized revenue, develops new products for OEMs in the Medical and Biotechnology. Inventors, entrepreneurs, and industry leading OEMs utilize Aubrey's design and engineering teams to develop innovative solutions in a timely manner in their efforts to deliver their new products into the marketplace faster and more cost effectively.
Fenwal Blood Technologies contributed 14%, 20% and 15% of consolidated revenue during the years ended June 30, 2014, 2013 and 2012, respectively. During the Company's fiscal 2014 third quarter, Fenwal Blood Technologies began a rebalancing of its program engagements with the Company. The rebalancing of Fenwal programs negatively affected comparative sales to this customer by $10.2 million in the second half of the Company's fiscal 2014 and is expected to negatively affect comparative sales to this customer by as much as $19 million in the Company's fiscal 2015, substantially all of which will be realized during the first half of that year. The loss of Fenwal Blood Technologies as a customer could have a material adverse financial effect on the Company. We are dependent on a few large customers and the loss of such customers or reduction in their demand could substantially harm our business and operating results. See Item 1A, “Risk Factors”, for a further discussion regarding these customers. While the overall relationship with Fenwal Blood Technologies is important to Sparton, the contract with this company is such as ordinarily accompanies the kind of business conducted by Sparton, and the Company does not believe that it is substantially dependent on any individual contract or agreement with this customer. The contractual arrangement entered into with Fenwal Blood Technologies is represented by a master agreement which includes certain master terms and conditions of Sparton's relationship with this customer. This agreement does not commit the customer to any specific volume of purchases. Moreover, these terms can be amended in appropriate circumstances. Thus, until this customer submits a purchase order to Sparton, there is no guarantee of any revenue to Sparton. Rather than depending on this contract for revenue, the Company accepts purchase orders from this customer which determine volume and delivery requirements. Medical backlog was approximately $80.3 million and $74.6 million at June 30, 2014 and 2013, respectively. A majority of the June 30, 2014 Medical backlog is currently expected to be realized within the next 12 months.
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
Complex Systems Segment
Complex Systems segment operations are comprised of manufacturing and aftermarket repair and refurbishment of sophisticated printed circuit card assemblies, sub-assemblies, full product assemblies, and cable/wire harnesses. Customers include military and aerospace prime and sub-prime contractors, as well as industrial and commercial OEM's. In manufacturing for its customers, this segment adheres to very strict military and aerospace specifications in addition to product and process certifications. Customers are primarily engaged in applications that include: flight controls, industrial and military control systems, cockpit displays, fuel system controls, secure communications, early warning detection, security systems, satellite communications, and audio. The CS segment also includes some medical customers.
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
Sparton Complex Systems continues to engage in ongoing strategic initiatives to expand market awareness of Sparton capabilities. As we continue to execute to our growth strategy, we anticipate adding additional resources in business development, marketing, program administration and product launch services. We are engaged with local and regional economic development authorities and have developed alliances with higher education institutions' research and development programs as well as county and regional economic leadership teams. Our Vietnam location continues to be engaged with the local government authority assisting North American companies seeking to conduct business in Vietnam. These additional efforts will allow focused marketing for each of our identified markets optimizing our ability to selectively target new customers.
On June 6, 2013, the Company completed the acquisition of certain assets related to the contract manufacturing business of Creonix, LLC (“Creonix”) in a $2.0 million all-cash transaction, after settlement of a $0.1 million working capital adjustment during the second quarter of the Company's fiscal 2014 year. The transaction was financed through the use of borrowings under the Company's Credit Facility. The acquired business, which is reported in the Company's Complex Systems segment, provides the Company with the capability of cable and wire harness engineering and assembly. Additionally, the acquisition provided further expansion into the Industrial and Military & Aerospace markets, diversifies Sparton's customer base and increased utilization of the Company's existing assets through the consolidation of this business into Complex Systems' Brooksville, Florida plant.
On December 11, 2013, the Company completed the acquisition of Beckwood Services, Inc. ("Beckwood”), located in Plaistow, N.H., in a $15.3 million all-cash transaction financed through the use of cash on hand and borrowings under the Company's Credit Facility. The transaction includes an approximate $1.5 million escrowed holdback which is available to fund potential seller indemnification obligations in relation to the acquisition agreement. The acquired business, which is part of the Company's Complex Systems segment and which is expected to add $18 million (unaudited) in annualized revenue, develops electronic or electro-mechanical controls and electronic assemblies. Their customer profile includes international Fortune 1000 manufacturers of industrial control systems, analytical instruments, measuring and detecting equipment and military, defense and Homeland Security equipment.

On July 10, 2014, the Company completed the acquisition of Electronic Manufacturing Technology, LLC. (“eMT”). The purchase price of $18.5 million is subject to a final working capital adjustment and was financed through the use of borrowings under the Company's Credit Facility. The acquired business, which will be part of the Company's Complex Systems segment and which is expected to add $25 million in projected annualized revenue, is engaged in the contract services business of manufacturing electromechanical controls and electronic assemblies. Their customer profile includes international Fortune 1000 manufacturers of highly reliable industrial excimer laser products, laser eye surgery sub-assemblies, target simulators for space and aviation systems, power modules for computerized tomography products, test systems for commercial aerospace OEMs, and toll road antennas and control boxes.
Complex Systems backlog was approximately $34.4 million and $39.7 million at June 30, 2014 and 2013, respectively. A majority of the June 30, 2014 Complex Systems backlog is currently expected to be realized within the next 12 months.
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
Sparton is partner to a 50/50 joint venture (“JV”) with UnderSea Sensor Systems, Inc. (“USSI”), the only other major producer of U.S. derivative sonobuoys. USSI's parent company is Ultra Electronics Holdings PLC, based in the United Kingdom. The JV operates under the name ERAPSCO and allows DSS and USSI to combine their own unique and complementary backgrounds to jointly develop and produce U.S. derivative sonobuoy designs for the U.S. Navy as well as foreign countries friendly to the U.S. In concept, and in practice, ERAPSCO serves as a pass-through entity maintaining no funds or assets. While the JV provides the opportunity to maximize efficiencies in the design and development of the related sonobuoys, both venture companies function independently as subcontractors; therefore, there is no separate entity to be accounted for or consolidated. The Board of Directors of ERAPSCO has the responsibility for the overall management and operation of the JV. The six member board consists of equal representation (full time employees) from both JV partners for three year terms. Manpower for ERAPSCO, specifically a president, vice president, general manager, contract administrator and financial manager, are similarly assigned by the JV partners for rotating three year terms and the costs of these assigned individuals are borne by the party assigning the personnel. In response to a customer request for proposal (“RFP”) that ERAPSCO will bid on, the Board of Directors of ERAPSCO approves both the composition of a response to the RFP and the composite bid to be submitted to the customer. The Board of Directors strives to divide the aggregate contract awards at a 50/50 share ratio. Each JV partner bears the costs it incurs associated with the preparation and submission of proposals. Each JV partner submits to ERAPSCO a proposal for the estimated price of performing that portion of the RFP applicable to it. Upon award of a contract to the JV, separate subcontracts are generated between ERAPSCO and each of the JV partners defining the responsibilities and compensation for each JV partner. These subcontracts contain terms and conditions consistent with the prime contract. Each JV partner is responsible to ERAPSCO for the successful execution of its respective scope of work under its subcontract and each JV partner is individually accountable for the profit or losses sustained in the execution of the subcontract against its respective bid. In some instances, either DSS or USSI handles the complete production and delivery of sonobuoys to ERAPSCO's customer. In other instances, either DSS or USSI starts the production and ship completed subassemblies to the other party for additional processing before being delivered to the customers. Under ERAPSCO, individual contract risk exposures are reduced, while the likelihood of achieving U.S. Navy and other ASW objectives is enhanced. ERAPSCO has been in existence for approximately twenty-six years and historically, the agreed upon products included under the JV were generally developmental or sonobuoys with low volume demand. Seven years ago, the JV expanded to include all future sonobuoy development and substantially all U.S. derivative sonobuoy products for customers outside of the United States. The JV was further expanded two years later to include all sonobuoy products for the U.S. Navy beginning with U.S. Navy's 2010 fiscal year contracts.
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
Sonobuoy and related engineering services, including sales to the U.S. Navy and foreign governments, accounted for approximately 28%, 28% and 34% of consolidated revenue for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. Sales to the U.S Navy, including subcontract sales through ERAPSCO, accounted for 19%, 20% and 21% of consolidated revenue for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. The U.S. Navy issues multiple contracts annually for its sonobuoy and engineering requirements. The loss of U.S. Navy sonobuoy sales would have a material adverse financial effect on the Company. While the overall relationship with the U.S. Navy is important to Sparton, the contracts with the U.S. Navy, including subcontracts through ERAPSCO, are such as ordinarily accompany the kind of business conducted by Sparton and the Company does not believe that it is substantially dependent on any individual contract or agreement with this customer, other than the Subcontract effective July 17, 2014 between Sparton DeLeon Springs, LLC and ERAPSCO that is considered a material contract to the Company and is filed as an exhibit to this Annual Report on Form 10-K (the "Subcontract"). Pursuant to the Subcontract, DSS will supply sonobouys to the U.S. Navy through ERAPSCO for a total contract value of approximately $90.5 million to Sparton DeLeon Springs, LLC.
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
DSS backlog was approximately $32.4 million and $85.5 million at June 30, 2014 and 2013, respectively. A majority of the June 30, 2014 DSS backlog is currently expected to be realized within the next 18 months.
United States Navy contracts allow Sparton to submit performance based billings, which are then applied against inventories purchased and manufacturing costs incurred by the Company throughout its performance under these contracts. Inventories were reduced by performance based payments from the U.S. Navy for costs incurred related to long-term contracts, thereby establishing inventory to which the U.S. Navy then has title, of approximately $8.0 million and $15.2 million, respectively, at June 30, 2014 and 2013. At June 30, 2014 and 2013, current liabilities include performance based payments of $3.2 million and $20.9 million, respectively, on Navy contracts. As these payments are in excess of cost, there is no inventory to which the government would claim title and, therefore, no offset to inventory has been made.

During fiscal 2014, 2013 and 2012, DSS incurred internally funded research and development (“R&D”) expenses of $1.2 million, $1.3 million and $1.3 million, respectively, for the internal development of technologies for use in navigation and oil and gas exploration. Customer funded R&D costs, which are usually part of a larger production agreement, totaled approximately $9.7 million, $10.4 million and $8.6 million for the years ended June 30, 2014, 2013 and 2012, respectively.
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
At June 30, 2014, Sparton employed 1,483 people, including 98 contractors. None of the Company's employees are represented by a labor union. The Company considers employee relations to be good.

Executive Officers of the Registrant
Information with respect to executive officers of the Registrant is set forth below. The positions have been held for the periods noted.

Cary B. Wood
Chief Executive Officer since November 2008 and President since April 2009. Previously Mr. Wood held the position of Chief Operating Officer for Citation Corporation in Novi, MI since August 2004. (Age 47)

Mark Schlei
Senior Vice President and Chief Financial Officer since November 2012. Previously, Mr. Schlei held the position of Chief Financial Officer for Paperworks Industries, Inc. in Philadelphia, PA from November 2011 to February 2012. Prior to that date, Mr. Schlei was Chief Financial Officer at Thetford Corporation in Ann Arbor, MI from September 2004 to November 2011. (Age 51)

Gordon B. Madlock
Senior Vice President, Operations since January 2009. Previously, Mr. Madlock held the position of Senior Vice President of Operations for Citation Corporation in Novi, MI since September 1999. (Age 56)

Michael W. Osborne
Senior Vice President, Corporate Development since June 2012. Previously Mr. Osborne held the position of Senior Vice President, Corporate and Business Development since January 2009. Prior to that date, Mr. Osborne held the position of Vice President, Operations at The Niven Marketing Group in Carol Stream, IL since January 2006. Prior to that date, Mr. Osborne held the position of Vice President, Operations & Engineering at Gardner Bender in Milwaukee, WI since March 2004. (Age 43)

Steven M. Korwin
Senior Vice President, Quality and Engineering since September 2009. Previously, Mr. Korwin held the position of Group Vice President, Electronic Manufacturing Services since December 2008. Prior to that date, Mr. Korwin held the position of Vice President of Quality and Engineering for Citation Corporation in Novi, MI since October 2005. (Age 51)

Mike Gaul
Group Vice President, Medical Manufacturing since January 2014. Prior to that, Mr. Gaul held the position of General Manager of the Strongsville, Ohio medical manufacturing facility since September, 2011. Prior to that, Mr. Gaul held the positions of Vice President, Operations and COO at SynCardia Systems since April 2005. Prior to that, Mr. Gaul held the position of Vice President of Manufacturing Operations for Ventana Medical since May 2003. His industry experience includes Medical Devices and Reagents, Complex Capital Automation Equipment, Public Safety Communication System's and Industrial Controls and Instrumentation. (Age 60)

James M. Lackemacher
Group Vice President, DSS Engineered Products since January 2014. Previously, Mr. Lackemacher held the position of Vice President/General Manager, Defense and Security Systems Business Unit since April 2005. (Age 52)

Jamie Shaddix
Group Vice President, Military & Aerospace Manufacturing Services since January 2014. Prior to that, Mr. Shaddix held the position of General Manager of the Frederick, Colorado medical manufacturing facility since August, 2011. Prior to that, Mr. Shaddix held various positions including General Manager for Citation Corporation since July, 1999. (Age 50)

Lawrence R. Brand
Vice President, Human Resources since May 2011. Previously, Mr. Brand held the position of Director, Corporate Human Resources since February 2010. Prior to that date, Mr. Brand held the position of Senior Manager, Human Resources for Fellowes, Inc. in Itasca, IL since November 2004. (Age 47)

Christopher A. Ratliff
Vice President, Information Technology since March 2014. Previously, Mr. Ratliff held the position of Information Technologies Director for Tootsie Roll Industries in Chicago, IL since May 2003. (Age 49)

Jake Rost
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) contains provisions to improve the transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo (“DRC”) and adjoining countries. As a result, the SEC established new annual disclosure and reporting requirements for those companies who use “conflict” minerals mined from the DRC and adjoining countries in their products. These requirements could affect the sourcing and availability of minerals used in the manufacturing of our electrical components. As a result, we may not be able to obtain products at competitive prices and there may be additional costs associated with complying with the new due diligence procedures as required by the SEC. Also, since our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins for all metals used in our products through the due diligence procedures that we implement. We may also encounter challenges to satisfy those customers who require that all of the components of our products are certified as conflict free. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier.
We are dependent on a few large customers; the loss of such customers or reduction in their demand could substantially harm our business and operating results.
For the fiscal year ended June 30, 2014, our ten largest customers, including the U.S. Navy, accounted for approximately 55% of total net sales. The U.S. Navy, a DSS customer through the Company’s ERAPSCO agreement, represented 19% of our total net sales in the same period. Fenwal Blood Technologies, a Medical customer, contributed 14% of total net sales in fiscal 2014. We expect to continue to depend upon a relatively small number of customers, but we cannot ensure that present or future large customers will not terminate, significantly change, reduce, or delay their manufacturing arrangements with us. During the Company's fiscal 2014 third quarter, Fenwal began a rebalancing of its program engagements with the Company. The rebalancing of Fenwal programs negatively affected comparative sales to this customer by $10.2 million in the second half of the Company's fiscal 2014 and is expected to negatively affect comparative sales to this customer by as much as $19 million in the Company's fiscal 2015, substantially all of which will be realized during the first half of that year. Because our major customers represent such a large part of our business, the loss of any of our major customers or reduced sales to these customers could negatively impact our business.
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
Sparton also generates large accounts receivable in connection with its manufacturing services. If one or more of our customers experiences financial difficulty and is unable to pay for the services provided, our operating results and financial condition could be adversely affected. If our customers seek bankruptcy protection, they could act to terminate all or a portion of their business with us, originate new business with our competitors and terminate or assign our long-term supply agreements. Any loss of revenue from our major customers, including the non-payment or late payment of our invoices, could materially adversely affect our business, results of operations and financial condition.
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
Our inability to forecast the level of customer orders with much certainty makes it difficult to schedule production and maximize utilization of manufacturing capacity. Additionally, we are often required to place materials orders from vendors, some of which are non-cancelable, based on an expected level of customer volume. At June 30, 2014, non-cancelable purchase orders with vendors totaled approximately $49.9 million. If actual demand is higher than anticipated, we may be required to increase staffing and other expenses in order to meet such demand of our customers. Alternatively, anticipated orders from our customers may be delayed or fail to materialize, thereby adversely affecting our results of operations. Such customer order fluctuations and deferrals have had a material adverse effect on us in the past, and we may experience similar effects in the future.
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
We rely in part on various IT systems to manage our operations and to provide analytical information to management. In addition, a significant portion of internal communications, as well as communication with customers and suppliers depends on information technology. We are exposed to the risk of cyber incidents in the normal course of business. Cyber incidents may be deliberate attacks for the theft of intellectual property or other sensitive information or may be the result of unintentional events. Like most companies, the Company's information technology systems may be vulnerable to interruption due to a variety of events beyond the Company's control, including, but not limited to, natural disasters, terrorist attacks, power and/or telecommunications failures, computer viruses, hackers and other security issues. The Company has technology security initiatives and disaster recovery plans in place to mitigate the Company's risk to these vulnerabilities, but these measures may not be adequate or implemented properly to ensure that the Company's operations are not disrupted. Potential consequences of a material cyber incident include damage to our reputation, litigation, inefficiencies or production down-times and increased cyber security protection and remediation costs. Such consequences could have a negative impact on our ability to meet customers’ orders, resulting in a delay or decrease to our revenue and a reduction to our operating margins.

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

Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Although the Company entered into a long-term lease of the Coors Road property that was accounted for as a sale of property during fiscal 2010, it remains responsible for the remediation obligations related to its past operation of this facility. During the fourth quarter of fiscal 2014, Sparton completed a review of its remediation plan, which included remediation methods currently in use, desired outcomes, progress to date, anticipated progress over the next sixteen years, and estimated costs to complete the remediation plan by fiscal 2030, following the terms of a March 2000 consent decree. The Company’s minimum cost estimate is based upon existing technology and excludes certain legal costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements. During this latest review, the Company found: additional concentrations of contaminants on-site that required clean-up actions previously not included within the remediation plan; progress to date on the removal of certain other on-site contaminants was taking place slower than previously anticipated; and that certain efficiencies regarding periodic reporting were not being realized as had been previously anticipated. The discovery of additional on-site contaminants, slower than expected removal rates of other on-site contaminants, and continued high periodic reporting costs added significant additional costs to the remediation project that are expected to continue for a number of years. As a result, the remaining estimated minimum future undiscounted costs of this financial liability increased to $8.2 million at June 30, 2014, thereby requiring a $4.2 million non-cash charge against operations in the fourth quarter of fiscal 2014. This charge is net of United States Department of Energy (“DOE”) reimbursements of $1.5 million expected to take place in future years, under the fiscal 2003 agreement between the Company and the DOE.
Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At June 30, 2014, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded, could be up to $3.1 million before income taxes over the next sixteen years, with such amount expected to be offset by related reimbursement from the DOE of $1.0 million. See Item 3 — “Legal Proceedings” of this Annual Report on Form 10-K.
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
On November 15, 2012, we replaced our previous revolving line-of-credit facility with a new $65.0 million credit facility with BMO Harris Bank N.A.The credit facility expires on November 15, 2017. In July 2014, the Company exercised the accordian feature of its Credit Facility increasing lender commitments under the Facility by $35.0 million to a total of $100.0 million. For a summary of our banking arrangements, see Note 8, Debt, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K. We anticipate that our credit facility will be a component of our available working capital during fiscal 2015 and continue to be available to fund potential acquisition activity. However, there are no assurances that the line-of-credit will be sufficient for all purposes. Additionally, if vendors of electronic components restrict or reduce credit to us for purchase of raw materials as a result of general market conditions, the vendor’s credit status, or our financial position, it could adversely affect liquidity, cash flows, and results of operations.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
The following is a listing of Sparton’s principal properties as of June 30, 2014. As described below, Sparton owns some of these properties and leases others. These facilities provide a total of approximately 744,000 square feet of manufacturing and administrative space. There are manufacturing and office facilities at most locations. Sparton’s manufacturing facilities in aggregate are underutilized. Underutilized percentages vary by plant; however, ample space exists to accommodate expected growth. Sparton believes these facilities are suitable for its operations.

Segment/Location	Square Feet	Ownership
Medical Segment:
Strongsville, Ohio	60,000	Owned
Frederick, Colorado	65,000	Leased
Watertown, South Dakota	130,000	Owned
Plymouth, Minnesota	10,000	Leased
Irvine, California	30,000	Leased
Complex Systems Segment:
Brooksville, Florida	136,000	Owned
Thuan An District, Binh Duong Province, Vietnam (Outside of Ho Chi Minh City)	56,000	Owned
Plaistow, New Hampshire	20,000	Leased
DSS Segment:
De Leon Springs, Florida	183,000	Owned
Birdsboro, Pennsylvania	41,000	Leased
Corporate Office:
Schaumburg, Illinois	13,000	Leased
The Company’s Frederick, Colorado facility has approximately three years remaining on its initial lease term. The lease provides the Company the option to extend the term up to an additional five years.
The Company’s Plymouth, Minnesota facility has approximately seven years remaining on its lease term.

The Company’s Irvine, California facility has approximately two years remaining on its initial lease term. The lease provides the Company the option to extend the term up to an additional five years.
The Company’s Plaistow, New Hampshire facility has one and a half years remaining on its initial lease term. The lease provides the Company the option to extend the term up to an additional two years.
The Company’s Birdsboro, Pennsylvania facility has approximately four years remaining on its initial lease term. The lease provides the Company the option to extend the term up to an additional two periods of five years each, with the option to purchase the Premises at any time during the term.
The Company’s Schaumburg, Illinois Corporate Office has five years remaining on its lease term.
While the Company owns the building and other assets in Vietnam, the land is occupied under a long-term lease covering approximately 40 years of which approximately 31 years remain. This lease is prepaid, with the cost amortized over the term of the lease, and carried in other long-term assets on our balance sheet.
As of June 30, 2014, substantially all of our assets, including real estate, are pledged as collateral to secure any potential borrowings under our revolving line-of-credit facility (see Note 8, Debt, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K).

ITEM 3.    LEGAL PROCEEDINGS
Environmental Remediation
Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Although the Company entered into a long-term lease of the Coors Road property that was accounted for as a sale of property during fiscal 2010, it remains responsible for the remediation obligations related to its past operation of this facility. During the fourth quarter of fiscal 2014, Sparton completed a review of its remediation plan, which included remediation methods currently in use, desired outcomes, progress to date, anticipated progress over the next sixteen years, and estimated costs to complete the remediation plan by fiscal 2030, following the terms of a March 2000 consent decree. The Company’s minimum cost estimate is based upon existing technology and excludes certain legal costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements. During this latest review, the Company found: additional concentrations of contaminants on-site that required clean-up actions previously not included within the remediation plan; progress to date on the removal of certain other on-site contaminants was taking place slower than previously anticipated; and that certain efficiencies regarding periodic reporting were not being realized as had been previously anticipated. The discovery of additional on-site contaminants, slower than expected removal rates of other on-site contaminants, and continued high periodic reporting costs added significant additional costs to the remediation project that are expected to continue for a number of years. As a result, the remaining estimated minimum future undiscounted costs of this financial liability increased to $8.2 million at June 30, 2014, thereby requiring a $4.2 million non-cash charge against operations in the fourth quarter of fiscal 2014. This charge is net of United States Department of Energy (“DOE”) reimbursements of $1.5 million expected to take place in future years, under the fiscal 2003 agreement between the Company and the DOE, as further explained below. Of the $8.2 million financial liability, $0.6 million is classified as a current liability and included on the balance sheet in other accrued expenses.
In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8.4 million incurred from the date of settlement, of which approximately $5.3 million has been expended as of June 30, 2014 toward the $8.4 million threshold. It is expected that the DOE reimbursements will commence in the years after fiscal 2020. At June 30, 2014, the Company recognized a $1.5 million long-term asset in relation to these expected reimbursements. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At June 30, 2014, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded, could be up to $3.1 million before income taxes over the next sixteen years, with such amount expected to be offset by related reimbursement from the DOE of $1.0 million.
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
DCAA has completed its most recent review of the Company's two Cost Accounting Standards Disclosure Statements for the Company and DSS. Corrective actions relating to this review have been implemented and during the fourth quarter of fiscal 2014, the Company received an adequate determination for both Disclosure Statements from DCMA.
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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “SPA”.
The table below sets forth the high and low closing prices of our common stock as reported by the NYSE for each quarter during the last two years:

	Quarter
	1st	2nd	3rd	4th
Year ended June 30, 2014
High	$25.50	$27.95	$33.36	$30.81
Low	$17.34	$24.16	$27.32	$24.87
Year ended June 30, 2013
High	$12.69	$14.38	$15.50	$17.24
Low	$9.52	$12.05	$13.33	$12.31
Holders. As of September 2, 2014, there were 395 record holders of our common stock. The number of record holders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries.
Dividends. We have not paid dividends on our common stock during either fiscal 2014 or fiscal 2013. Other than in fiscal 2006, the Company has not declared or paid cash dividends on our common stock for many years. In addition, our credit facility prohibits us from declaring or paying any dividends on our capital stock in excess of $3.0 million during any fiscal year without obtaining prior approval from our credit facility providers.
Securities Authorized for Issuance Under Equity Compensation Plans. See our disclosure below in “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Performance Graph. The performance graph below compares the cumulative total shareholder return on our common stock for the past five years against the cumulative total return of a broad market index (Russell 2000 Index) and a peer group index, which is composed of AeroVironment, Inc., American Science and Engineering, Inc., Analogic Corporation, AngioDynamics, Inc., API Technologies Corp., Astronics Corporation, Ducommun, Inc., Exactech, Inc., Greatbatch, Inc., IEC Electronics Corp., Key Tronic Corporation, LMI Aerospace, Inc, Maxwell Technologies, Inc., Mercury Systems, Inc., Micrel, Inc., Newport Corporation, Raven Industries, Inc., Sypris Solutions, Inc., SMTC Corp., Sigmatron International Inc. and Universal Electronics, Inc. The comparative peer group was selected based on a review of publicly available information about these companies and the Company’s determination that they are engaged in electronics manufacturing businesses similar to that of the Company or its reportable operating segments.
The graph assumes that $100.00 was invested in our common stock and in each index on June 30, 2009. The total return for the common stock and the indices used assumes the reinvestment of dividends, if any. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.
Comparison of Cumulative Total Return
Among Sparton Corporation,
Russell 2000 Index and Peer Group Index

	6/30/2009	6/30/2010	6/30/2011	6/30/2012	6/30/2013	6/30/2014
Sparton Corporation	100.00	173.45	352.41	341.38	594.48	956.55
Russell 2000 Index	100.00	121.48	166.93	163.46	203.03	251.03
Peer Group	100.00	111.55	155.27	131.36	151.79	181.89

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

	2014 (a)	2013 (a) (b)	2012 (a) (b)	2011 (a) (b)	2010 (b)
Operating Results:
Net sales	$336,139	$264,627	$226,455	$200,080	$173,977
Cost of goods sold	271,686	219,192	187,423	167,615	147,394
Gross profit	64,453	45,435	39,032	32,465	26,583
Selling and administrative expenses	35,698	26,451	22,232	20,842	18,205
Internal research and development expenses	1,169	1,300	1,293	1,110	—
Amortization of intangible assets	3,287	1,575	435	545	467
Restructuring/impairment charges	188	55	(68)	75	4,076
Gain on acquisition	—	—	—	(2,550)	—
Gain on sale of property, plant and equipment	—	—	—	(139)	(3,119)
Impairment of intangible asset	—	—	—	3,663	—
Impairment of goodwill	—	—	—	13,153	—
EPA Related - net environmental remediation	4,238	—	—	—	—
Other operating (income) expenses, net	(16)	13	65	298	1,232
Operating income (loss)	19,889	16,041	15,075	(4,532)	5,722
Other income (expense), net	(287)	131	41	(114)	(198)
Income (loss) before income taxes	19,602	16,172	15,116	(4,646)	5,524
Provision for (benefit from) income taxes	6,615	2,702	5,269	(11,657)	(1,916)
Net income	$12,987	$13,470	$9,847	$7,011	$7,440
Weighted-Average Common Shares Outstanding:
Common stock — basic	10,109,915	10,193,530	10,174,176	10,217,494	9,972,409
Common stock — diluted	10,141,395	10,228,687	10,208,810	10,225,368	9,972,409
Per Share of Common Stock — Income:
Common stock — basic	$1.28	$1.32	$0.97	$0.69	$0.75
Common stock — diluted	$1.28	$1.32	$0.96	$0.68	$0.75
Shareholders’ equity — Per Share	$10.87	$9.52	$8.21	$7.35	$6.30
Cash Dividends — Per Share	$—	$—	$—	$—	$—
Other Financial Data:
Total assets	$198,980	$165,922	$144,278	$122,523	$119,522
Working capital	$75,443	$51,184	$59,839	$51,476	$38,333
Working capital ratio	2.83:1	1.92:1	2.08:1	2.23:1	1.85:1
Debt	$41,000	$11,539	$1,669	$1,796	$1,917
Shareholders’ equity	$110,115	$96,072	$82,980	$75,200	$64,872

(a)
Operating results of acquired businesses have been included in the Company’s consolidated financial results since the dates of respective acquisitions. The Company's consolidated financial results have also been adjusted for the DSS revenue recognition change, as described in Note 3, Change in Accounting Principle, of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

(b)
Fiscal 2011 through fiscal 2013 reflect the retroactive impact of the Company's fiscal 2014 change in its revenue recognition policy related to its DSS sonobuoy sales. The Company was not able to determine the retroactive impact of this accounting change on its fiscal 2010 statement of income and; therefore, could not retroactively apply the accounting change to this period. June 30, 2010 balance sheet items above have been adjusted to reflect the retroactive impact.

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
Business Overview
General
Sparton Corporation and subsidiaries (the “Company” or “Sparton”) has been in continuous existence since 1900. It was last reorganized in 1919 as an Ohio corporation. The Company is a provider of design, development, and manufacturing services for complex electromechanical devices, as well as sophisticated engineered products complementary to the same electromechanical value stream. The Company serves the Medical & Biotechnology, Military & Aerospace and Industrial & Commercial markets through three reportable business segments; Medical Device (“Medical”), Complex Systems (“CS”) and Defense & Security Systems (“DSS”). Financial information by segment is presented in Note 16. All of the Company's facilities are certified to one or more of the ISO/AS standards, including ISO 9001, AS9100 or ISO 13485, with most having additional certifications based on the needs of the customers they serve. The Company's products and services include offerings for Original Equipment Manufacturers (“OEM”) and Emerging Technology (“ET”) customers that utilize microprocessor-based systems which include transducers, printed circuit boards and assemblies, sensors, and electromechanical components, as well as development and design engineering services relating to these product sales. Sparton also develops and manufactures sonobuoys, anti-submarine warfare (“ASW”) devices used by the United States Navy and other free-world countries. Many of the physical and technical attributes in the production of sonobuoys are similar to those required in the production of the Company's other electrical and electromechanical products and assemblies.
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
Other risks and uncertainties that may affect our operations, performance, growth forecasts and business results include, but are not limited to, timing and fluctuations in U.S. and/or world economies, sharp volatility of world financial markets over a short period of time, competition in the overall contract manufacturing business, availability of production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, uncertainties associated with the outcome of litigation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation and customer labor and work strikes. Further risk factors are the availability and cost of materials, as well as non-cancelable purchase orders we have committed to in relation to customer forecasts that can be subject to change. A number of events can impact these risks and uncertainties, including potential escalating utility and other related costs due to natural disasters, as well as political uncertainties such as the unrest in Africa and the Middle East and increased tension between Vietnam and China over oil rights in the South China Sea. Additional trends, risks and uncertainties include dependence on key personnel, risks surrounding acquisitions, uncertainties surrounding the global economy, U.S. healthcare legislation, U.S. budget sequestration and debt ceiling negotiations and the effects of those uncertainties on OEM behavior, including heightened inventory management, product development cycles and outsourcing strategies. Finally, the Sarbanes-Oxley Act, and more recently the Dodd-Frank Act, have required or will require changes in, and formalization of, some of the Company's corporate governance and compliance practices. The SEC and the New York Stock Exchange have also passed or will pass related rules and regulations requiring additional compliance activities, including those implementing the conflict minerals provisions of the Dodd-Frank Act. Compliance with these rules has increased administrative costs and may increase these costs further in the future. A further discussion of the Company’s risk factors has been included in Part I, Item 1A, “Risk Factors”, of this Annual Report on Form 10-K. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.

Acquisitions
Fiscal Year 2015
Electronic Manufacturing Technology, LLC.
On July 9, 2014, the Company completed the acquisition of Electronic Manufacturing Technology, LLC. (“eMT”). The purchase price of $18.5 million is subject to a final working capital adjustment and was financed through the use of borrowings under the Company's Credit Facility. The acquired business, which will be part of the Company's Complex Systems segment and which is expected to add $25 million (unaudited) in projected annualized revenue, is engaged in the contract services business of manufacturing electromechanical controls and electronic assemblies. Their customer profile includes international Fortune 1000 manufacturers of highly reliable industrial excimer laser products, laser eye surgery sub-assemblies, target simulators for space and aviation systems, power modules for computerized tomography products, test systems for commercial aerospace OEMs, and toll road antennas and control boxes. The transaction includes an approximate $2.4 million escrowed holdback which is available to fund any potential post-closing working capital adjustment and potential seller indemnification obligations in relation to the acquisition agreement.
The initial accounting for the acquisition is not complete pending detailed analyses of the facts and circumstances that existed as of the acquisition date.
Fiscal Year 2014
Aubrey Group, Inc.
On March 17, 2014, the Company completed the acquisition of Aubrey Group, Inc. ("Aubrey”), located in Irvine, CA, in a $5.3 million all-cash transaction, subject to certain post-closing adjustments and financed through the use of borrowings under the Company's Credit Facility. Additional consideration of approximately $0.6 million was paid at closing for cash of the business in excess of net customer deposits held by the Aubrey. At June 30, 2014, the Company has recognized accounts receivable of $0.3 million as consideration to be returned in relation to a post-closing working capital adjustment, which is expected to be settled in the first quarter of the Company's fiscal 2015 year. The transaction includes an approximate $0.5 million escrowed holdback which is available to fund any potential post-closing working capital adjustment and potential seller indemnification obligations in relation to the acquisition agreement.
The acquired business, a design and manufacturing company, which is part of the Medical segment and which is expected to add $8 million (unaudited) in annualized revenue, develops new products for OEMs in the Medical and Biotechnological markets. Inventors, entrepreneurs, and industry leading OEMs utilize Aubrey's design and engineering teams to develop innovative solutions in a timely manner in their efforts to deliver their new products into the marketplace faster and more cost effectively.
Total purchase consideration has been allocated to the tangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Aubrey acquisition has resulted in approximately $4.5 million of goodwill, which is not expected to be deductible for tax purposes and has been assigned entirely to the Company's Medical segment. The Company believes that goodwill primarily relates to strategic fit, resulting synergies and the acquired workforce that this business brings to existing operations.
Included in the Company’s Consolidated Statements of Income for the year ended June 30, 2014 are net sales of approximately $2.2 million and loss before provision for income taxes of approximately $0.3 million, since the March 17, 2014 acquisition of Aubrey.
The Company incurred legal, professional and other costs related to this acquisition aggregating approximately $0.3 million. These costs were recognized as selling and administrative expenses in the year ended June 30. 2014 and reflected as non-segment corporate and other unallocated costs.
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

The acquired business, which is part of the Company's Complex Systems segment and which is expected to add $18 million (unaudited) in annualized revenue, develops electronic or electro-mechanical controls and electronic assemblies. Their customer profile includes international Fortune 1000 manufacturers of industrial control systems, analytical instruments, measuring and detecting equipment and military, defense and Homeland Security equipment.
Total purchase consideration has been allocated to the tangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Beckwood acquisition has resulted in approximately $6.7 million of goodwill, which is not expected to be deductible for tax purposes and has been assigned entirely to the Company’s Complex Systems segment. The Company believes goodwill primarily relates to strategic fit, resulting synergies and the acquired workforce that this business brings to existing operations.
Included in the Company’s Consolidated Statements of Income for the year ended June 30, 2014 are net sales of approximately $9.5 million and income before provision for income taxes of approximately $0.2 million, since the December 11, 2013 acquisition of Beckwood.
The Company incurred legal, professional and other costs related to this acquisition aggregating approximately $0.2 million for the year ended June 30, 2014. These costs were recognized as selling and administrative expenses and reflected as non-segment corporate and other unallocated costs.
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
Included in the Company’s Consolidated Statements of Income for the year ended June 30, 2014 are net sales of approximately $14.3 million and income before provision for income taxes of approximately $0.9 million, since the August 30, 2013 acquisition of Aydin.
The Company incurred legal, professional and other costs related to this acquisition aggregating approximately $0.3 million for the year ended June 30, 2014. These costs were recognized as selling and administrative expenses and reflected as non-segment corporate and other unallocated costs.
Fiscal Year 2013
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
Consolidated Results of Operations
Presented below are more detailed comparative data and discussions regarding our consolidated and reportable segment results of operations for the year ended June 30, 2014 compared to the year ended June 30, 2013, and the year ended June 30, 2013 compared to the year ended June 30, 2012.
For the Year ended June 30, 2014 compared to the Year ended June 30, 2013
The following table presents consolidated statements of income data as a percentage of net sales for the years ended June 30, 2014 and 2013 (dollars in thousands):

	2014		2013
	Total	% of Sales	Total	% of Sales
Net sales	$336,139	100.0%	$264,627	100.0%
Cost of goods sold	271,686	80.8	219,192	82.8
Gross profit	64,453	19.2	45,435	17.2
Selling and administrative expenses	35,698	10.6	26,451	10.0
Internal research and development expenses	1,169	0.3	1,300	0.5
Amortization of intangible assets	3,287	1.0	1,575	0.6
Restructuring charges	188	0.1	55	—
EPA Related - net environmental remediation	4,238	1.3	—	—
Other operating (income) expense, net	(16)	—	13	—
Operating income	19,889	5.9	16,041	6.1
Total other income (expense), net	(287)	(0.1)	131	—
Income before provision for income taxes	19,602	5.8	16,172	6.1
Provision for income taxes	6,615	2.0	2,702	1.0
Net income	$12,987	3.8%	$13,470	5.1%

The following table presents net sales by reportable segment for the years ended June 30, 2014 and 2013 (dollars in thousands):

	2014		2013
	Sales	% of Total	Sales	% of Total	% Change
SEGMENT
Medical	$162,648	48.4%	$146,873	55.5%	10.7%
Complex Systems	83,119	24.7	60,649	22.9	37.0
DSS	109,134	32.5	75,430	28.5	44.7
Eliminations	(18,762)	(5.6)	(18,325)	(6.9)	2.4
Totals	$336,139	100.0%	$264,627	100.0%	27.0
The following table presents gross profit and gross profit as a percent of net sales by reportable segment for the years ended June 30, 2014 and 2013 (dollars in thousands):

	2014		2013
	Gross Profit	GP%	Gross Profit	GP%
SEGMENT
Medical	$25,190	15.5%	$21,287	14.5%
Complex Systems	9,230	11.1	6,388	10.5
DSS	30,033	27.5	17,760	23.5
Totals	$64,453	19.2	$45,435	17.2
The following table presents operating income (loss) and operating income (loss) as a percent of net sales for the years ended June 30, 2014 and 2013 (dollars in thousands):

	2014		2013
	Operating Income	% of Sales	Operating Income	% of Sales
SEGMENT
Medical	$12,561	7.7%	$11,602	7.9%
Complex Systems	4,106	4.9	3,553	5.9
DSS	19,943	18.3	11,525	15.3
Corporate and other unallocated	(16,721)	—	(10,639)	—
Totals	$19,889	5.9	$16,041	6.1
Medical
Included in the results for the Company’s Medical segment for the year ended June 30, 2014 are net sales of approximately $57.6 million resulting from the acquisition of Onyx and Aubrey compared to $31.2 million in net sales from the acquisition of Onyx in the prior year. Excluding the $26.4 million in incremental sales from the acquisition of Onyx and Aubrey, legacy Medical sales decreased approximately $10.6 million, or 9%, for the year ended June 30. 2014 as compared to the prior year. This comparative decrease primarily reflects a rebalancing of Fenwal Blood Technologies' program engagements with the Company that began in the Company's fiscal 2014 third quarter. Medical sales are dependent on a small number of key strategic customers. Fenwal Blood Technologies contributed 14% and 20% of consolidated Company net sales during the year ended June 30, 2014 and 2013 , respectively. The rebalancing of Fenwal programs negatively affected comparative sales to this customer by $10.2 million in the second half of the Company's fiscal 2014 and is expected to negatively affect comparative sales to this customer by as much as $19 million in the Company's fiscal 2015, substantially all of which will be realized during the first half of that year. Medical backlog was approximately $80.3 million at June 30, 2014 compared to $74.6 at June 30, 2013. Commercial orders, in general, may be rescheduled or canceled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the June 30, 2014 Medical backlog is currently expected to be realized in the next 12 months.
Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization, and costs associated with new program introduction. Gross profit percentage on Medical sales increased to 15.5% from 14.5% for the years ended June 30, 2014 and 2013, respectively. This increase in margin percentage on Medical sales primarily reflects certain favorable product mix between the two years, partially offset by the negative effect of fixed overhead costs on lower legacy sales.

Selling and administrative expenses relating to the Medical segment were $10.5 million for the year ended June 30, 2014 compared to $8.1 million for the year ended June 30, 2013, primarily reflecting incremental direct and allocated expenses related to Aubrey and Onyx operations.
Amortization of intangible assets was $2.1 million and $1.6 million for the years ended June 30, 2014 and 2013, respectively. The increase relates to a full year of amortization of customer relationships and non-compete agreements acquired as part of the fiscal 2013 Onyx transaction.
Complex Systems
Included in the results for the Company’s Complex Systems segment for the year ended June 30, 2014 are net sales of approximately $20.2 million resulting from the acquisitions of Creonix and Beckwood compared to $0.3 million in net sales from Creonix in the prior year. Excluding these sales and an increase in intercompany sales of $0.4 million, CS sales to legacy external customers for the year ended June 30, 2014 increased $2.2 million, or 5%, as compared with the prior year. CS intercompany sales result primarily from the production of circuit boards that are then utilized in DSS product sales. These intercompany sales are eliminated in consolidation. CS backlog was approximately $34.4 million at June 30, 2014 compared to $39.7 million at June 30, 2013. Commercial orders, in general, may be rescheduled or canceled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the June 30, 2014 CS backlog is currently expected to be realized in the next 12 months.
The gross profit percentage on CS sales increased to 11.1% for the year ended June 30, 2014 compared to 10.5% for the year ended June 30, 2013, primarily reflecting increased capacity utilization and favorable product mix between the comparative years.
Selling and administrative expenses relating to the CS segment were $3.9 million and $2.8 million for the years ended June 30, 2014 and 2013, respectively, primarily due to the inclusion of operating expenses of Creonix and Beckwood.
Amortization of intangible assets was $1.0 million for the year ended June 30, 2014 due to the acquisitions of Creonix and Beckwood.
Restructuring charges related to the CS segment were $0.2 million and $0.1 million for the years ended June 30, 2014 and 2013, respectively, relating to the consolidation of the recently acquired Creonix business into the Company's Brooksville, Florida facility. For a further discussion of this restructuring activity see Note 15, Restructuring Activities, of the "Notes to Consolidated Financial Statements" in this Annual Report.
Defense and Security Systems

Included in the results for the Company’s Defense and Security Systems segment for the year ended June 30, 2014 are net sales of approximately $14.3 million resulting from the acquisition of Aydin. Excluding the fiscal year 2014 incremental sales from the acquisition of Aydin, DSS legacy sales increased approximately $19.4 million, or 26%, in the year ended June 30, 2014 as compared with the period last year, reflecting increased sonobuoy sales to the U. S. Navy and foreign governments as well as increased U.S. Navy engineering sales. Total sales to the U.S. Navy for the full year ended June 30, 2014 and 2013 were approximately $63.2 million and $51.9 million, or 19% and 20%, respectively, of consolidated Company net sales for those periods. DSS backlog was approximately $32.4 million at June 30, 2014 compared to $85.5 million at June 30, 2013. A majority of the June 30, 2014 DSS backlog is currently expected to be realized in the next 14 months.

Gross margin percentage on DSS sales increased to 27.5% for the year ended June 30. 2014 compared to 23.5% for the year ended June 30, 2013. Gross profit percentage was positively affected in the current year by increased volume as well as favorable product mix as compared to the prior year.

Selling and administrative expenses relating to the DSS segment were $8.7 million and $4.9 million for the years ended June 30, 2014 and 2013, respectively, reflecting incremental expenses related to Aydin operations.

Internal research and development expenses reflect costs incurred for the internal development of technologies for use in navigation, oil and gas exploration and flat panel display technology. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment. The Company incurred $1.2 million and $1.3 million of internally funded research and development expenses for the years ended June 30, 2014 and 2013, respectively.
Corporate and Other Unallocated

Total corporate selling and administrative expenses were $20.9 million and $17.7 million for the years ended June 30, 2014 and 2013, respectively, or 6.2% and 6.7% of consolidated sales, respectively, reflecting relative economies of scale achieved due to the Company's growth between the two comparative quarters. Of these costs, $8.4 million and $7.1 million, respectively, were allocated to segment operations in each of these periods. Allocations of corporate selling and administrative expenses are based on the nature of the service provided and can fluctuate from period to period.

The Company recognized a $4.2 million EPA related - net environmental expense for the year ended June 30, 2014 in relation to ongoing environmental remediation the Company has been involved with since the early 1980’s. This non-cash charge in fiscal 2014 increases an existing liability and is expected to be realized over the next sixteen years. See Note 11, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K for a further discussion of the Company's environmental remediation activities.

Interest expense consists of interest and fees on the Company's outstanding debt and revolving credit facility, including amortization of financing costs and bond discount. Interest expense was $0.8 million and $0.5 million for the years ended June 30, 2014 and 2013, respectively. The comparative interest expense reflects comparative borrowings under the Company’s credit facility between the two periods and accelerated amortization of bond discount in relation to the redemption of the Company's Ohio Revenue Bonds, partially offset by lower facility fees in the current period as compared to the prior year period. See Note 8, Debt, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K for a further discussion of debt.

The Company recognized an income tax provision of approximately $6.6 million, or approximately 33.7% of income before provision for income taxes, for the full year ended June 30, 2014. During the full year ended June 30, 2013, the Company recognized a $2.1 million income tax benefit with respect to the Company's investments in a Canadian subsidiary that held the Company's Canadian operations until these operations ceased during fiscal 2009. Excluding this discrete tax benefit, the Company recognized an income tax provision of approximately $4.8 million, or approximately 29.2%, of income before provision for income taxes, for the year ended June 30, 2013. See Note 9, Income Taxes, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K for a further discussion of income taxes.

Due to the factors described above, the Company reported net income of $13.0 million ($1.28 per share, basic and diluted) for the year ended June 30, 2014, compared to net income of $13.5 million ($1.32 per share, basic and diluted) for the corresponding period last year.
For the Year ended June 30, 2013 compared to the Year ended June 30, 2012
The following table presents consolidated statements of income data as a percentage of net sales for the years ended June 30, 2013 and 2012 (dollars in thousands):

	2013		2012
	Total	% of Sales	Total	% of Sales
Net sales	$264,627	100.0%	$226,455	100.0%
Cost of goods sold	219,192	82.8	187,423	82.8
Gross profit	45,435	17.2	39,032	17.2
Selling and administrative expenses	26,451	10.0	22,232	9.8
Internal research and development expenses	1,300	0.5	1,293	0.6
Amortization of intangible assets	1,575	0.6	435	0.2
Restructuring charges	55	—	(68)	—
Other operating expense, net	13	—	65	—
Operating income	16,041	6.1	15,075	6.6
Total other income, net	131	—	41	—
Income before provision for income taxes	16,172	6.1	15,116	6.6
Provision for income taxes	2,702	1.0	5,269	2.3
Net income	$13,470	5.1%	$9,847	4.3%
The following table presents net sales by reportable segment for the years ended June 30, 2013 and 2012 (dollars in thousands):

	2013		2012
	Sales	% of Total	Sales	% of Total	% Change
SEGMENT
Medical	$146,873	55.5%	$110,894	48.9%	32.4%
Complex Systems	60,649	22.9	53,609	23.7	13.1
DSS	75,430	28.5	76,980	34.0	(2.0)
Eliminations	(18,325)	(6.9)	(15,028)	(6.6)	21.9
Totals	$264,627	100.0%	$226,455	100.0%	16.9

The following table presents gross profit and gross profit as a percent of net sales by reportable segment for the years ended June 30, 2013 and 2012 (dollars in thousands):

	2013		2012
	Gross Profit	GP%	Gross Profit	GP%
SEGMENT
Medical	$21,287	14.5%	$15,242	13.7%
Complex Systems	6,388	10.5	5,762	10.7
DSS	17,760	23.5	18,028	23.4
Totals	$45,435	17.2	$39,032	17.2
The following table presents operating income (loss) and operating income (loss) as a percent of net sales for the years ended June 30, 2013 and 2012 (dollars in thousands):

	2013		2012
	Operating Income	% of Sales	Operating Income	% of Sales
SEGMENT
Medical	$11,602	7.9%	$8,685	7.8%
Complex Systems	3,553	5.9	2,985	5.6
DSS	11,525	15.3	12,945	16.8
Corporate and other unallocated	(10,639)	—	(9,540)	—
Totals	$16,041	6.1	$15,075	6.6

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
Restructuring charges related to the CS segment were $0.1 million for the year ended June 30, 2013 and relate to the consolidation of the recently acquired Creonix business into the Company's Brooksville, Florida facility. For a further discussion of this restructuring activity see Note 15, Restructuring Activities, of the "Notes to Consolidated Financial Statements" in this Annual Report.

Defense and Security Systems
DSS sales decreased approximately $1.6 million in the year ended June 30, 2013 as compared with the prior year, reflecting decreased sales to foreign governments and decreased engineering sales, partially offset by increased U.S. Navy sonobuoy production and digital compass sales in the current year. Total sales to the U.S. Navy in the years ended June 30, 2013 and 2012 were approximately $51.8 million and $47.6 million, respectively, or 20% and 21%, respectively, of consolidated Company net sales for each of those years. DSS backlog was approximately $85.5 million at June 30, 2013 compared to $76.7 million at June 30, 2012.
The gross profit percentage on DSS sales remained relatively consistent at 23.5% and 23.4% for the years ended June 30, 2013 and 2012, respectively. Gross profit percentage was adversely affected in fiscal 2013 by decreased foreign sonobuoy sales as compared to the prior year, partially offset by favorable product mix on increased U.S. Navy sonobuoy sales and the favorable impact of increased digital compass sales.
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
Interest expense consists of interest and fees on our outstanding debt and revolving credit facility, including amortization of financing costs. Interest expense was $0.5 million and $0.7 million for the years ended June 30, 2013 and 2012, respectively. Fiscal 2013 was favorably impacted by lower amortization of financing fees paid and lower facility fees as compared to the prior year period, partially offset by borrowings under the Company's new credit facility in the current period. See Note 8, Debt, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K for a further discussion of debt.
Other income (expense), net for the year ended June 30, 2012 includes a gain on sale of investment of $0.1 million from the sale of the Company’s interest in Cybernet Systems Corporation.
The Company is responsible for income taxes in each jurisdiction in which it operates. During the year ended June 30, 2013, the Company recognized a $2.1 million income tax benefit with respect to the Company's investments in a Canadian subsidiary that held the Company's Canadian operations until these operations were ceased during fiscal 2009. Excluding this discrete tax benefit, the Company recorded income tax expense of approximately $4.8 million, or an effective rate of 29.2% for the year ended June 30, 2013 compared to an income tax expense of approximately $5.3 million, or an effective rate of approximately 34.8%, for the year ended June 30, 2012. The fiscal 2013 effective rate was favorably impacted in comparison to the rate in the prior year by the domestic manufacturing deduction and other non-recurring items. The use of this deduction in fiscal 2012 was limited to a greater extent than in the current year due to the greater use of net operating loss carryovers to offset Federal taxable income during that year. See Note 9, Income Taxes, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K.
Due to the factors described above, the Company reported net income of $13.5 million ($1.32 per share, basic and diluted) for the year ended June 30, 2013, compared to net income of $9.8 million ($0.97 per share, basic and $0.96 per share, diluted) for the prior fiscal year.
Liquidity and Capital Resources
The Company has a $65.0 million credit facility with BMO Harris Bank N.A., consisting of a $35.0 million revolving line-of-credit facility (the “Revolving Credit”) to support the Company’s working capital needs and other general corporate purposes, and a $30.0 million acquisition loan commitment (the “Acquisition Facility” and together with the Revolving Credit, the “Credit Facility”) to finance permitted acquisitions. The Credit Facility expires on November 15, 2017, is secured by substantially all assets of the Company and provides for up to an additional $35.0 million in uncommitted loans available for additional Revolving Credit loans or Acquisition loans. In July 2014, the Company exercised the accordian feature of its Credit Facility increasing lender commitments under the Facility by $35.0 million to a total of $100.0 million. As a condition of the Credit Facility, the Company is subject to certain customary covenants, which it was in compliance with at June 30, 2014. The Company had $41.0 million of borrowings drawn against the Credit Facility at June 30, 2014. See Note 8, Debt, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K for a further discussion of the Company's debt.
Certain of the Company's DSS contracts allow for billings to occur when certain milestones under the applicable program are reached, independent of the amount shipped by Sparton as of such date. These performance based billings reduce the amount of cash that would otherwise be required during the performance of these contracts. As of June 30, 2014 and 2013, $3.2 million and $20.9 million, respectively, of proceeds from billings in excess of costs were received.
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
Operating activities provided $12.5 million, $2.9 million and $26.9 million of net cash flows in fiscal 2014, 2013 and 2012, respectively. Excluding changes in working capital, operating activities provided $26.1 million, $19.6 million and $16.2 million in fiscal 2014, 2013 and 2012, respectively, reflecting the Company’s relative operating performance during those years. Working capital used $13.6 million and $16.7 million of net cash flows in fiscal 2014 and 2013, respectively, and provided $10.7 million of net cash flows in fiscal 2012. Working capital related cash flows for fiscal 2014 primarily reflect the funding of production related to U.S. Navy contracts during the year in excess of performance based payments received and to a lesser degree, a decrease in accrued expenses, partially offset by decreased receivables and inventories. Fiscal 2013 working capital related cash flows primarily reflect increased accounts receivable and funding of production related to U.S. Navy contracts during the year in excess of performance based payments received and increased inventories. Fiscal 2012 working capital related cash flows primarily reflect collection of performance based billings related to U.S. Navy contracts in excess of the funding of production under those contracts as well as decreased inventories, partially offset by increased accounts receivable.
Cash flows used in investing activities in fiscal 2014, 2013 and 2012 totaled $39.0 million, $51.1 million and $2.2 million, respectively. Fiscal 2014 reflects the $15.5 million acquisition of Aydin, the $15.3 million acquisition of Beckwood and the $4.8 million acquisition of Aubrey, net of acquired cash. The Aydin and Aubrey acquisitions are subject to certain post-closing adjustments. The Aydin and Aubrey acquisitions were funded through borrowings under the Company’s Credit Facility. The Beckwood acquisition was funded through a combination of cash on hand and borrowings under the Company's Credit Facility. Fiscal 2013 reflects the $45.4 million acquisition of Onyx. Fiscal 2013 also reflects the $2.1 million acquisition of certain assets of Creonix. These two purchases were financed through the use of Company cash and borrowings under the Company's Credit Facility. Fiscal 2012 reflects the Company’s sale of its investment in Cybernet Systems Corporation for approximately $1.8 million. Capital expenditures for the years ended June 30, 2014, 2013 and 2012 were approximately $3.5 million, $3.9 million and $4.2 million, respectively. Proceeds from the sale of property, plant and equipment for the years ended June 30, 2014, 2013 and 2012 were approximately $0.1 million, $0.3 million and $0.3 million, respectively. Fiscal 2013 and 2012 proceeds from sale of property, plant and equipment represent receipt of its final two annual payments of approximately $0.3 million in relation to the long-term lease of its Coors Road property.
Cash flows provided by (used in) financing activities in fiscal 2014, 2013 and 2012 totaled $28.5 million, $7.3 million and $(2.3) million, respectively. Fiscal 2014 reflects $31.0 million of net borrowing under the Company's Credit Facility and the $1.6 million redemption of the Company's remaining Industrial Revenue Bonds. Fiscal year 2014 also reflects $0.5 million of tax benefits in excess of recorded stock-based compensation, the repurchase of $0.9 million of the Company's common stock under Company's stock repurchase plan (see below for a further discussion of this program), and $0.7 million of shares surrendered to cover taxes. Fiscal 2013 reflects $10.0 million of net borrowing under the Company's Credit Facility, the payment of $0.6 million of financing fees and the use of cash of $0.2 million to satisfy income tax withholding requirements in relation to the vesting of executives' restricted stock in exchange for the surrender of a portion of the vested shares. Fiscal 2013 additionally reflects the repurchase of $2.1 million of the Company’s common stock and $0.3 million of shares surrendered to cover taxes. The primary use of cash in fiscal 2012 was the repurchase of $3.0 million of the Company’s common stock. The Company received $0.1 million, $0.2 million and $0.5 million from the exercise of stock options during fiscal 2014, 2013, and 2012, respectively. Additionally, all three years reflect tax benefits in excess of recorded stock-based compensation.
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
Pursuant to this stock repurchase program, during the year ended June 30, 2014, the Company purchased 47,119 shares of its common stock at an average price of $18.51 per share for approximately $0.9 million. Previously, during the year ended June 30, 2013, the Company purchased 128,158 shares of its common stock at an average price of $16.55 per share for approximately $2.1 million. Total shares purchased pursuant to this stock repurchase program total 175,277 at an average price of $17.08. Shares purchased under the plan were canceled upon repurchase. As of June 30, 2014, all authorized funds under the stock repurchase program have been expended.
On July 10, 2014, the Company completed the acquisition of Electronic Manufacturing Technology, LLC. (“eMT”). The purchase price of $18.5 million is subject to a final working capital adjustment and was financed through the use of borrowings under the Company's Credit Facility. The acquired business, which will be part of the Company's CS segment and which is expected to add $25 million (unaudited) in projected annualized revenue, is engaged in the contract services business of manufacturing electromechanical controls and electronic assemblies. Their customer profile includes international Fortune 1000 manufacturers of highly reliable industrial excimer laser products, laser eye surgery sub-assemblies, target simulators for space and aviation systems, power modules for computerized tomography products, test systems for commercial aerospace OEMs, and toll road antennas and control boxes.
Commitments and Contingencies
Please see “Part I, Item 3. Legal Proceedings” for a discussion regarding our commitments and contingencies.
Contractual Obligations
Future minimum contractual cash obligations for the next five years and in the aggregate at June 30, 2014, are as follows (dollars in thousands):

	Payments Due By Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Contractual obligations:
Debt	$41,000	$—	$—	$41,000	$—
Cash interest (1)	3,507	809	1,619	1,079	—
Performance based payments on customer contracts	3,196	3,196	—	—	—
Operating leases (2)	4,229	1,251	2,104	649	225
Environmental liabilities	8,199	555	922	979	5,743
Non-cancelable purchase orders	49,948	49,948	—	—	—
Total	$110,079	$55,759	$4,645	$43,707	$5,968

(1)	Cash interest reflects interest payments on the Company's Credit Facility discussed below.

(2)	Does not include payments due under renewals to the original lease terms.
Debt - The Company currently has $65.0 million credit facility with BMO Harris Bank N.A., as a lender and as agent for additional lenders and with Bank of America N.A. as an additional lender. The line-of-credit facility consists of a $35.0 million revolving line-of-credit facility (the “Revolving Credit”) to support the Company's working capital needs and other general corporate purposes, and a $30.0 million acquisition loan commitment (the “Acquisition Facility” and together with the Revolving Credit, the “Credit Facility”) to finance permitted acquisitions, including the acquisition of Onyx and Creonix. In July 2014, the Company exercised the accordian feature of its Credit Facility increasing lender commitments under the Facility by $35.0 million to a total of $100.0 million. See Note 8, Debt, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K of this report for a further discussion of this line of credit.
Performance based payments on customer contracts — Certain of the Company’s DSS contracts allow for billings to occur when certain milestones under the applicable program are reached, independent of the amount shipped by Sparton as of such date. These performance based payments reduce the amount of cash that would otherwise be required during the performance of these contracts.

Operating leases — See Note 11, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K for further discussion of operating leases.
Environmental liabilities — See Note 11, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K of this report for a description of the accrual for environmental remediation. Of the $8.2 million total, $0.6 million is classified as a current liability and $7.6 million is classified as a long-term liability, both of which are included on the balance sheet as of June 30, 2014.
Non-cancelable purchase orders — Binding orders the Company has placed with suppliers that are subject to quality and performance requirements.
Off-Balance Sheet Arrangements
The Company has standby letters of credit outstanding of approximately $0.6 million at June 30, 2014, principally to support an operating lease agreement. Other than these standby letters of credit and the operating lease commitments included above, we have no off-balance sheet arrangements that would have a current or future material effect on our financial condition, changes in financial condition, revenue, expense, results of operations, liquidity, capital expenditures or capital resources.
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
Environmental Contingencies
One of Sparton’s former manufacturing facilities, located in Albuquerque, New Mexico (Coors Road), has been the subject of ongoing investigations and remediation efforts conducted with the EPA under the Resource Conservation and Recovery Act (“RCRA”). As discussed in Note 11, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K, Sparton has accrued its estimate of the minimum future non-discounted financial liability. The Company’s minimum cost estimate is based upon existing technology and excludes certain legal costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements. Sparton recognizes certain legal costs in the periods incurred and reviews its EPA accrual activity quarterly. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency.
During the fourth quarter of fiscal 2014, Sparton completed a review of its remediation plan, which included remediation methods currently in use, desired outcomes, progress to date, anticipated progress over the next sixteen years, and estimated costs to complete the remediation plan by fiscal 2030, following the terms of a March 2000 consent decree. During this latest review, the Company found: additional concentrations of contaminants on-site that required clean-up actions previously not included within the remediation plan; progress to date on the removal of certain other on-site contaminants was taking place slower than previously anticipated; and that certain efficiencies regarding periodic reporting were not being realized as had been previously anticipated. The discovery of additional on-site contaminants, slower than expected removal rates of other on-site contaminants, and continued high periodic reporting costs added significant additional costs to the remediation project that are expected to continue for a number of years. As a result, the remaining estimated minimum future undiscounted costs of this financial liability increased to $8.2 million at June 30, 2014, thereby requiring a $4.2 million non-cash charge against operations in the fourth quarter of fiscal 2014. This charge is net of United States Department of Energy (“DOE”) reimbursements of $1.5 million expected to take place in future years, under the fiscal 2003 agreement between the Company and the DOE. At June 30, 2014, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded, could be up to $3.1 million before income taxes over the next sixteen years, with such amount expected to be offset by related reimbursement from the DOE of $1.0 million.
Percentage-of-Completion Accounting
In the first quarter of fiscal 2014, the Company voluntarily changed its revenue recognition policy related to DSS sonobuoy sales to the U.S. Navy and foreign government customers under long-term contracts that require lot acceptance testing. The new policy continues to recognize revenue under the percentage of completion method, but changes the measurement of progress under these contracts from a completed units accepted basis (whereby revenue was recognized for each lot of sonobuoys produced when that lot was formally accepted by the customer) to a units-of-production basis (whereby revenue is recognized when production and internal testing of each lot of sonobuoys is completed). The Company now has significant experience in producing sonobuoys to customer specifications and internal testing to assess compliance with those specifications and, as such, now has an adequate history of continuous customer acceptance of all sonobuoys produced. Accordingly, the Company believes the new method is preferable primarily because it eliminates delays in revenue and related cost of goods sold recognition due to timing of customer testing and acceptance delays. Such delays commonly occur due to customer circumstances that are unrelated to the product produced. Under the new policy, the revenue and related costs of goods sold of these manufactured sonobuoy lots will more closely match the period in which the product was produced and the related revenue earned, thereby better reflecting the economic activity of the DSS segment. Additionally, this new method provides better matching of periodic operating expenses incurred during production. The Company additionally has certain other long-term contracts that are accounted for under the percentage-of-completion method of accounting, whereby contract revenues are recognized on a pro-rata basis based upon the ratio of costs incurred compared to total estimated contract costs. Contract costs include labor and material placed into production, as well as allocation of indirect costs.
Losses for the entire amount of long-term contracts are recognized in the period when such losses are determinable. Significant judgment is exercised in determining estimated total contract costs including, but not limited to, cost experience to date, estimated length of time to contract completion, costs for materials, production labor and support services to be expended and known issues on remaining units to be completed. In addition, estimated total contract costs can be significantly affected by changing test routines and procedures, resulting design modifications and production rework from these changing test routines and procedures, and limited range access for testing these design modifications and rework solutions. Estimated costs developed in the early stages of contracts can change, sometimes significantly, as the contracts progress, and events and activities take place. Changes in estimates can also occur when new designs are initially placed into production. The Company formally reviews its costs incurred-to-date and estimated costs to complete on all significant contracts at least quarterly and revised estimated total contract costs are reflected in the financial statements. Depending upon the circumstances, it is possible that the Company’s financial position, results of operations and cash flows could be materially affected by changes in estimated costs to complete on one or more significant government contracts.
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
The Company regularly reviews raw material inventories by customer for both excess and obsolete quantities. Wherever possible, the Company attempts to recover its full cost of excess and obsolete inventories from customers or, in some cases, through other markets. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income for the difference between the carrying cost and the estimated realizable amount. These cost adjustments for excess and obsolete inventory create a new cost basis for the inventory. The Company recorded inventory write-downs totaling approximately $0.5 million, $0.6 million and $0.7 million for the years ended June 30, 2014, 2013 and 2012, respectively. These charges are included in cost of goods sold for the periods presented. If inventory that has previously been impaired is subsequently sold, the amount of reduced cost basis is reflected as cost of goods sold. The Company experienced minimal subsequent sales of excess and obsolete inventory during the three years ended June 30, 2014 that resulted in higher gross margins due to previous write-downs. Such sales and the impact of those sales on gross margin were not material to the years presented. If assumptions the Company has used to value its inventory deteriorate in the future, additional write-downs may be required.
Allowance for Probable Losses on Receivables
The accounts receivable balance is recorded net of allowances for amounts not expected to be collected from customers. The allowance is estimated based on historical experience of write-offs, the level of past due amounts, information known about specific customers with respect to their ability to make payments, and future expectations of conditions that might impact the collectability of accounts. Accounts receivable are generally due under normal trade terms for the industry. Credit is granted, and credit evaluations are periodically performed, based on a customer’s financial condition and other factors. Although the Company does not generally require collateral, cash in advance or letters of credit may be required from customers in certain circumstances, including some foreign customers. When management determines that it is probable that an account will not be collected, it is charged against the allowance for probable losses. The Company reviews the adequacy of its allowance monthly. The allowance for doubtful accounts considered necessary was approximately $0.1 million and $0.1 million at June 30, 2014 and 2013, respectively. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Given the Company’s significant balance of government receivables and in some cases letters of credit from foreign customers, collection risk is considered minimal. Historically, uncollectible accounts have generally been insignificant, have generally not exceeded management’s expectations, and the allowance is deemed adequate.
Pension Obligations
The Company calculates the cost of providing pension benefits under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 715, “Compensation — Retirement Benefits”, (“ASC Topic 715”). The key assumptions required within the provisions of ASC Topic 715 are used in making these calculations. The most significant of these assumptions are the discount rate used to value the future obligations and the expected return on pension plan assets. The discount rate is consistent with market interest rates on high-quality, fixed income investments. The expected return on assets is based on long-term returns and assets held by the plan, which is influenced by historical averages. If actual interest rates and returns on plan assets materially differ from the assumptions, future adjustments to the financial statements would be required. While changes in these assumptions can have a significant effect on the pension benefit obligation and the unrecognized gain or loss accounts disclosed in the Notes to Consolidated Financial Statements, the effect of changes in these assumptions is not expected to have the same relative effect on net periodic pension expense in the near term. While these assumptions may change in the future based on changes in long-term interest rates and market conditions, there are no known expected changes in these assumptions as of June 30, 2014. As indicated above, to the extent the assumptions differ from actual results, there would be a future impact on the financial statements. The extent to which this will result in future expense is not determinable at this time as it will depend upon a number of variables, including trends in interest rates and the actual return on plan assets. The annual actuarial valuation of the pension plan is completed at the end of each fiscal year. Based on these valuations, net periodic pension (income) cost for fiscal years 2014, 2013 and 2012 was calculated to be $0.0 million, $0.0 million and $(0.1) million, respectively.
Effective April 1, 2009, participation and the accrual of benefits in the Company’s pension plan were frozen, at which time all participants became fully vested and all remaining prior service costs were recognized. Lump-sum benefit distributions during fiscal years 2014 exceeded plan service and interest costs, resulting in a lump-sum settlement charge of approximately $0.1 million also being recognized during the respective years. The components of net periodic pension expense are detailed in Note 10, Employee Retirement Benefit Plans, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K.
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
Goodwill and Intangible Assets
The Company tests for possible goodwill impairment annually or more often should events or changes in circumstances indicate the carry value of the goodwill may not be recoverable. The test is conducted at the reporting unit level. Sparton has three reportable business segments (Medical, Complex Systems, and DSS). In fiscal years 2014, 2013 and 2012, Medical, Complex Systems and DSS each consist of a single reporting unit. In fiscal 2014, goodwill resided within each of the Company's reporting units and testing was done on each unit. For fiscal years 2013 and 2012, all of the Company’s goodwill resided within the Medical reporting unit and goodwill impairment testing was conducted on this single reporting unit.
The Company may elect to perform a qualitative assessment for its annual goodwill impairment test. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if Sparton elects to not perform a qualitative assessment, then the Company would be required to perform a quantitative impairment test for goodwill.
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
When a quantitative impairment assessment is required, Sparton determines the fair value of its reporting units, with the assistance of an independent valuation firm, based upon a combination of the income approach (discounted cash flow method) and market approach (market comparable model) methodologies. In concluding on the fair value estimates of its reporting units, the income approach and the market approach are given weighting based on the quality and suitability of information available in performing each approach.
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
The Company's fiscal 2014 quantitative annual tests of goodwill related to the Medical, Complex Systems and DSS reporting units did not indicate that the related goodwill was impaired. The Company determined at that time that the fair value of the three reporting units substantially exceeded their carrying values, having exceeded the carrying values by approximately 70%, 33% and over 1,100%, respectively. In fiscal 2013, the Company elected to perform a qualitative assessment for its annual goodwill impairment test. Based on the Company's fiscal 2013 qualitative assessment of goodwill, the Company concluded that it was more likely than not that the fair value of our Medical segment was greater than its carrying amount, and therefore no further testing was required. The Company’s fiscal 2012 quantitative annual tests of goodwill related to its Medical reporting unit did not indicate that the related goodwill was impaired. The Company determined at that time that the fair value of the reporting unit substantially exceeded its carrying value, having exceeded the carrying values by approximately 58%.
Determining the fair value of any reporting unit and intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. The Company bases its fair value estimates on assumptions believed to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. Circumstances that may lead to future impairment of goodwill include, but are not limited to, unforeseen decreases in future performance or industry demand, as well as further loss of a significant customer or program in excess of future incremental new business wins. The next annual goodwill impairment review is expected to be performed during the fourth quarter of fiscal 2015.
The Company’s intangible assets other than goodwill represent the values assigned to customer relationships acquired in conjunction with the Company’s purchases of Astro, Byers Peak, Onyx, Creonix, Aydin, Beckwood and Aubrey, values assigned to non-compete agreements acquired in conjunction with the Company’s purchase of Onyx, Beckwood and Aubrey, and values assigned to trademarks/tradenames and unpatented technology acquired in conjunction with the Company's purchase of Aydin. At June 30, 2014, Aydin customer relationships of approximately $1.3 million are included in the DSS segment, Creonix and Beckwood customer relationships of approximately $9.3 million are included within the Complex Systems segment. All remaining customer relationships intangible assets of $8.4 million are included within the Medical segment. The Beckwood non-compete intangible assets of $0.3 million reside in the Complex Systems segment, while Aubrey's non-compete intangible assets of $0.1 million reside in the Medical segment. Aydin's trademarks/tradenames of approximately $0.2 million and unpatented technology of approximately $0.5 million reside in the DSS segment. The impairment test for these intangible assets is conducted when impairment indicators are present. The Company continually evaluates whether events or circumstances have occurred that would indicate the remaining estimated useful lives of its intangible assets warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge would be recognized for the amount that the carrying amount of the asset exceeds the fair value of the asset. The Company’s fair value estimates related to its intangible assets impairment analyses are based on Level 3 inputs within the fair value hierarchy as described below in this note under “Fair value measurements.”
The customer relationships acquired in conjunction with the Company’s purchase of Astro, Byers Peak, Onyx, Creonix, and Beckwood are also being amortized using an accelerated methodology over 10 years, while the customer relationships acquired in conjunction with the Company's purchase of Aydin are being amortized over 15 years. The Company’s non-compete agreements are being amortized on a straight-line basis over five years for Beckwood and two years for Aubrey as the ratable decline in value over time is most consistent with the contractual nature of these assets. Aydin's trademarks/tradenames are being amortized on a straight-line basis over 10 years, while Aydin's unpatented technology is being amortized using an accelerated methodology over 7 years.
Income Taxes
We recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state and foreign deferred tax assets or liabilities, as appropriate, for our estimate of future tax effects attributable to temporary differences and carry forwards.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties if any. The Company had successor tax liability with respect to the Onyx shares acquired during fiscal 2013. The Company identified approximately $0.1 million, net of federal benefit, of uncertain tax positions for certain state income tax liabilities related to periods prior to the business combination. At acquisition, management made the determination that it was more likely than not that the full benefit of tax positions would not be sustained on examination and accordingly, established a liability for unrecognized tax benefits of $0.2 million as of June 30, 2013. During fiscal 2014, the Company settled certain of these uncertain tax positions with taxing authorities and changed its assessment regarding the determination that it is more-likely-than-not that the remaining tax position will be sustained upon examination. Our estimates are based on the information available to us at the time we prepare the income tax provisions. Our income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.
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
New Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance under Accounting Standards Update No. 2013-11 ("ASU 2013-11"), which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This accounting standard update requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. ASU 2013-11 will be effective for the Company’s first quarter of fiscal 2015. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 ("ASU 2014-09"), which amends guidance for revenue recognition. Under the new standard, revenue will be recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. The standard creates a five-step model that will generally require companies to use more judgment and make more estimates than under current guidance when considering the terms of contracts along with all relevant facts and circumstances. These include the identification of customer contracts and separating performance obligations, the determination of transaction price that potentially includes an estimate of variable consideration, allocating the transaction price to each separate performance obligation, and recognizing revenue in line with the pattern of transfer. The standard also requires extensive additional disclosures to provide greater insight into revenues recognized and deferred, including quantitative and qualitative information about significant judgments and changes in those judgments made to determine the timing and amount of revenues recognized. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. Companies have the option of using either a full or modified retrospective approach in applying this standard. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

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
The Company's revolving credit line, when drawn upon, is subject to future interest rate fluctuations which could potentially have a negative impact on cash flows of the Company. The Company had $41.0 million outstanding under its Credit Facility at June 30, 2014. A prospective increase of 100 basis points in the interest rate applicable to the Company's outstanding borrowings under its Credit Facility would result in an increase of approximately $0.4 million in our annual interest expense. The Company is not party to any currency exchange or interest rate protection agreements as of June 30, 2014.
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
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2014. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework (1992). Based on this assessment, management believes that, as of June 30, 2014, our internal control over financial reporting was effective.
BDO USA, LLP, our independent registered public accounting firm, issued an attestation report on the effectiveness of our internal control over financial reporting. Their report appears below.

/S/ CARY B. WOOD	/S/ MARK SCHLEI
Cary B. Wood President and Chief Executive Officer September 9, 2014	Mark Schlei Senior Vice President and Chief Financial Officer September 9, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Sparton Corporation
Schaumburg, Illinois
We have audited Sparton Corporation’s internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sparton Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Sparton Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sparton Corporation as of June 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended June 30, 2014, and our report dated September 9, 2014 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Grand Rapids, Michigan
September 9, 2014

ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated herein by reference from the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders. Information concerning executive officers is set forth in Part I, Item 1 of this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated herein by reference from the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated herein by reference from the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated herein by reference from the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated herein by reference from the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

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
Date: September 9, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ JAMES R. SWARTWOUT	Director, Chairman of the Board of Directors	September 9, 2014
James R. Swartwout

/S/ CARY B. WOOD	Director, President and Chief Executive Officer (Principal Executive Officer)	September 9, 2014
Cary B. Wood

/S/ JAMES D. FAST	Director	September 9, 2014
James D. Fast

/S/ JOSEPH J. HARTNETT	Director	September 9, 2014
Joseph J. Hartnett

/S/ CHARLES R. KUMMETH	Director	September 9, 2014
Charles R. Kummeth

/S/ DAVID P. MOLFENTER	Director	September 9, 2014
David P. Molfenter

/S/ DOUGLAS R. SCHRANK	Director	September 9, 2014
Douglas R. Schrank

/S/ MARK SCHLEI	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 9, 2014
Mark Schlei

SPARTON CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Sparton Corporation
Schaumburg, Illinois
We have audited the accompanying consolidated balance sheets of Sparton Corporation and subsidiaries as of June 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended June 30, 2014. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sparton Corporation and subsidiaries as of June 30, 2014 and 2013, and their results of operations and cash flows for each of the three years in the period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sparton Corporation’s internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 9, 2014 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Grand Rapids, Michigan
September 9, 2014

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30, 2014	June 30, 2013
Assets
Current Assets:
Cash and cash equivalents	$8,028	$6,085
Accounts receivable, net of allowance for doubtful accounts of $126 and $61, respectively	48,697	49,572
Inventories and cost of contracts in progress, net	53,372	46,334
Deferred income taxes	3,813	2,951
Prepaid expenses and other current assets	2,654	1,731
Total current assets	116,564	106,673
Property, plant and equipment, net	28,523	28,904
Goodwill	28,189	14,767
Other intangible assets, net	20,041	10,713
Deferred income taxes — non-current	1,192	4,075
Pension asset	44	—
Other non-current assets	4,427	790
Total assets	$198,980	$165,922
Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$900	$136
Accounts payable	16,543	19,596
Accrued salaries and wages	7,854	6,329
Accrued health benefits	1,538	1,793
Performance based payments on customer contracts	3,196	20,902
Other accrued expenses	11,090	6,733
Total current liabilities	41,121	55,489
Pension liability — non-current portion	—	274
Long-term debt — non-current portion	40,100	11,403
Environmental remediation — non-current portion	7,644	2,684
Total liabilities	88,865	69,850
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, no par value; 200,000 shares authorized; none issued	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 10,129,031 and 10,095,716 shares issued and outstanding, respectively	12,661	12,619
Capital in excess of par value	19,478	18,751
Retained earnings	78,944	65,957
Accumulated other comprehensive loss	(968)	(1,255)
Total shareholders’ equity	110,115	96,072
Total liabilities and shareholders’ equity	$198,980	$165,922
See Notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)

	For the year ended June 30,
	2014	2013	2012
Net sales	$336,139	$264,627	$226,455
Cost of goods sold	271,686	219,192	187,423
Gross profit	64,453	45,435	39,032
Operating expense:
Selling and administrative expenses	35,698	26,451	22,232
Internal research and development expenses	1,169	1,300	1,293
Amortization of intangible assets	3,287	1,575	435
Restructuring charges	188	55	(68)
EPA related - net environmental remediation	4,238	—	—
Other operating (income) expense, net	(16)	13	65
Total operating expense, net	44,564	29,394	23,957
Operating income	19,889	16,041	15,075
Other income (expense):
Interest expense	(838)	(518)	(696)
Interest income	9	102	94
Gain on sale of investment	—	—	127
Other, net	542	547	516
Total other income (expense), net	(287)	131	41
Income before provision for income taxes	19,602	16,172	15,116
Provision for income taxes	6,615	2,702	5,269
Net income	$12,987	$13,470	$9,847
Income per share of common stock:
Basic	$1.28	$1.32	$0.97
Diluted	$1.28	$1.32	$0.96
Weighted average shares of common stock outstanding:
Basic	10,109,915	10,193,530	10,174,176
Diluted	10,141,395	10,228,687	10,208,810
See Notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the year ended June 30,
	2014	2013	2012
Net income	$12,987	$13,470	$9,847
Other comprehensive income (loss) - Change in unrecognized pension costs, net of tax:
Pension experience gain (loss), net of tax provision (benefit) of $82, $195 and $(534) for the years ended June 30, 2014, 2013 and 2012, respectively	152	346	(874)
Amortization of unrecognized net actuarial loss, net of tax benefit of $47, $66 and $16 for the years ended June 30, 2014, 2013 and 2012, respectively	81	117	27
Pro rata recognition of lump-sum settlements, net of tax provision of $31 for the year ended June 30, 2014	54	—	—
Other comprehensive income (loss), net of tax	287	463	(847)
Comprehensive income	$13,274	$13,933	$9,000
See Notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the year ended June 30,
	2014	2013	2012
Cash Flows from Operating Activities:
Net income	$12,987	$13,470	$9,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,700	3,186	1,379
Amortization of intangible assets	3,423	1,575	435
Deferred income tax expense (benefit)	(976)	(159)	3,894
Stock-based compensation expense	1,662	1,128	943
EPA related - net environmental remediation	4,238	—	—
Gross profit effect of capitalized profit in inventory from acquisition	337	566	—
Gain on sale of investment	—	—	(127)
Excess tax benefit from stock-based compensation	(522)	(211)	(376)
Other	247	112	248
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	4,886	(12,318)	(5,722)
Inventories and cost of contracts in progress	1,484	(1,491)	3,650
Prepaid expenses and other assets	419	452	(90)
Performance based payments on customer contracts	(17,706)	(4,165)	12,285
Accounts payable and accrued expenses	(2,728)	789	551
Net cash provided by operating activities	12,451	2,934	26,917
Cash Flows from Investing Activities:
Purchase of Onyx	—	(45,438)	—
Purchase of certain assets of Creonix	105	(2,100)	—
Purchase of certain assets and liabilities of Aydin Displays	(15,502)	—	—
Purchase of Beckwood	(15,346)	—	—
Purchase of Aubrey, net of acquired cash	(4,817)	—	—
Purchases of property, plant and equipment	(3,501)	(3,872)	(4,244)
Proceeds from sale of property, plant and equipment	69	275	275
Proceeds from sale of investment	—	—	1,750
Net cash used in investing activities	(38,992)	(51,135)	(2,219)
Cash Flows from Financing Activities:
Borrowings of long-term debt	70,000	39,000	—
Repayments of long-term debt	(40,623)	(29,140)	(135)
Payment of debt financing costs	—	(555)	—
Repurchase of stock	(1,559)	(2,360)	(2,997)
Proceeds from the exercise of stock options	144	180	458
Excess tax benefit from stock-based compensation	522	211	376
Net cash provided by (used in) financing activities	28,484	7,336	(2,298)
Net increase (decrease) in cash and cash equivalents	1,943	(40,865)	22,400
Cash and cash equivalents at beginning of year	6,085	46,950	24,550
Cash and cash equivalents at end of year	$8,028	$6,085	$46,950
Supplemental disclosure of cash flow information:
Cash paid for interest	$631	$415	$350
Cash paid for income taxes	$7,065	$2,525	$1,244
Supplemental disclosure of non-cash investing activities:
Accounts receivable recognized in relation to purchase consideration adjustment	$252	$302	$—
See Notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2011	10,236,484	$12,796	$20,635	$42,487	$(871)	$75,047
Cumulative impact of change in accounting principle	—	—	—	153	—	153
Balance at June 30, 2011 - as adjusted	10,236,484	12,796	20,635	42,640	(871)	75,200
Issuance of stock	160,641	201	(201)	—	—	—
Forfeiture of restricted stock	(13,290)	(17)	17			—
Repurchase of stock	(368,068)	(460)	(2,537)			(2,997)
Exercise of stock options	89,992	112	346	—	—	458
Stock-based compensation	—	—	943	—	—	943
Excess tax benefit from stock-based compensation	—	—	376	—	—	376
Comprehensive income, net of tax	—	—	—	9,847	(847)	9,000
Balance at June 30, 2012	10,105,759	12,632	19,579	52,487	(1,718)	82,980
Issuance of stock	159,433	199	(199)	—	—	—
Forfeiture of restricted stock	(50,530)	(63)	63	—	—	—
Repurchase of stock	(148,722)	(186)	(2,174)	—	—	(2,360)
Exercise of stock options	29,776	37	143	—	—	180
Stock-based compensation	—	—	1,128	—	—	1,128
Excess tax benefit from stock-based compensation	—	—	211	—	—	211
Comprehensive income, net of tax	—	—	—	13,470	463	13,933
Balance at June 30, 2013	10,095,716	12,619	18,751	65,957	(1,255)	96,072
Issuance of stock	96,664	121	(121)	—	—	—
Forfeiture of restricted stock	(3,344)	(4)	4	—	—	—
Repurchase of stock	(76,880)	(96)	(1,463)	—	—	(1,559)
Exercise of stock options	16,875	21	123	—	—	144
Stock-based compensation	—	—	1,662	—	—	1,662
Excess tax benefit from stock-based compensation	—	—	522	—	—	522
Comprehensive income, net of tax	—	—	—	12,987	287	13,274
Balance at June 30, 2014	10,129,031	$12,661	$19,478	$78,944	$(968)	$110,115
See Notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Business
Sparton Corporation and subsidiaries (the “Company” or “Sparton”) has been in continuous existence since 1900. It was last reorganized in 1919 as an Ohio corporation. The Company is a provider of design, development, and manufacturing services for complex electromechanical devices, as well as sophisticated engineered products complimentary to the same electromechanical value stream. The Company serves the Medical & Biotechnology, Military & Aerospace and Industrial & Commercial markets through three reportable business segments; Medical Device (“Medical”), Complex Systems (“CS”) and Defense & Security Systems (“DSS”). Financial information by segment is presented in Note 16. All of the Company's facilities are certified to one or more of the ISO/AS standards, including ISO 9001, AS9100 or ISO 13485, with most having additional certifications based on the needs of the customers they serve. The Company's products and services include offerings for Original Equipment Manufacturers (“OEM”) and Emerging Technology (“ET”) customers that utilize microprocessor-based systems which include transducers, printed circuit boards and assemblies, sensors, and electromechanical components, as well as development and design engineering services relating to these product sales. Sparton also develops and manufactures sonobuoys, anti-submarine warfare (“ASW”) devices used by the United States Navy and other free-world countries. Many of the physical and technical attributes in the production of sonobuoys are similar to those required in the production of the Company's other electrical and electromechanical products and assemblies.

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
Inventories and costs of contracts in progress — Inventories are valued at the lower of cost (first-in, first-out basis) or market and include costs related to long-term contracts as disclosed below. Inventories, other than contract costs, are principally raw materials and supplies. Certain United States Government contracts allow Sparton to submit performance based billings, which are then applied against inventories purchased and manufacturing costs incurred by the Company throughout its performance under these contracts. Inventories were reduced by performance based payments from the U.S. government for costs incurred related to long-term contracts, thereby establishing inventory to which the U.S. government then has title, of approximately $8.0 million and $15.2 million, respectively, at June 30, 2014 and 2013. At June 30, 2014 and 2013, current liabilities include performance based payments of $3.2 million and $20.9 million, respectively, on government contracts. As these payments are in excess of cost, there is no inventory to which the government would claim title and, therefore, no offset to inventory has been made.

Customer orders are based upon forecasted quantities of product manufactured for shipment over defined periods. Raw material inventories are purchased to fulfill these customer requirements. Within these arrangements, customer demands for products frequently change, sometimes creating excess and obsolete inventories. The Company regularly reviews raw material inventories by customer for both excess and obsolete quantities. Wherever possible, the Company attempts to recover its full cost of excess and obsolete inventories from customers or, in some cases, through other markets. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income for the difference between the carrying cost and the estimated realizable amount. These cost adjustments for excess and obsolete inventory create a new cost basis for the inventory. The Company recorded inventory write-downs totaling approximately $0.5 million, $0.6 million and $0.7 million for the years ended June 30, 2014, 2013 and 2012, respectively. These charges are included in cost of goods sold for the periods presented. If inventory that has previously been impaired is subsequently sold, the amount of reduced cost basis is reflected as cost of goods sold. The Company experienced minimal subsequent sales of excess and obsolete inventory during the three years ended June 30, 2014 that resulted in higher gross margins due to previous write-downs. Such sales and the impact of those sales on gross margin were not material to the years presented.
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
Other assets — Other non-current assets consist of the following at June 30, 2014 and 2013 (in thousands):

	June 30, 2014	June 30, 2013
Deferred engineering and design costs - non-current	$1,700	$—
Environmental remediation - indemnification asset	1,509	—
Favorable leasehold - net	492	—
Deferred financing fees, net	375	494
Other	351	296
Total other non-current assets	$4,427	$790
Engineering and design costs on long-term contracts not otherwise immediately reimbursed are deferred and recognized ratably over related revenue streams. At June 30, 2014, deferred engineering and design costs totaled approximately $2.4 million of which approximately $0.7 million was reflected in prepaid expenses and other current assets.
For a discussion of the Company's environmental remediation - indemnification asset, see Note 11.
The Company acquired a favorable leasehold in relation to its acquisition of Aydin Displays. The favorable leasehold is being amortized on a straight-line basis over the five year life of the lease and related amortization is reflected primarily within cost of goods sold on the consolidated statement of income.
Costs incurred in connection with the Company’s current Credit Facility of approximately $0.6 million were deferred and are amortized to interest expense over the five year term of the facility. Approximately, $0.1 million, $0.1 million and $0.3 million of amortization of these loan costs as well as the previous revolving-credit facility's loan costs were recognized and reported as interest expense for the years ended June 30, 2014, 2013 and 2012, respectively.
Goodwill and intangible assets — The Company tests for possible goodwill impairment annually or more often should events or changes in circumstances indicate the carry value of the goodwill may not be recoverable. The test is conducted at the reporting unit level. Sparton has three reportable business segments (Medical, Complex Systems, and DSS). In fiscal years 2014, 2013 and 2012, Medical, Complex Systems and DSS each consist of a single reporting unit. In fiscal 2014, goodwill resided within each of the Company's reporting units and testing was done on each unit. For fiscal years 2013 and 2012, all of the Company’s goodwill resided within the Medical reporting unit and goodwill impairment testing was conducted on this single reporting unit.
The Company may elect to perform a qualitative assessment for its annual goodwill impairment test. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if Sparton elects to not perform a qualitative assessment, then the Company would be required to perform a quantitative impairment test for goodwill.

A quantitative impairment analysis is a two-step process. First, the Company determines the fair value of the reporting unit and compares it to its carrying value. The fair value of reporting units is determined based on a weighting of both projected discounted future results and comparative market multiples. The projected discounted future results (discounted cash flow approach) is based on assumptions that are consistent with the Company’s estimates of future growth and the strategic plan used to manage the underlying business. Factors requiring significant judgment include assumptions related to future revenue growth rates, operating margins, terminal growth rates and discount factors, amongst other considerations. Second, if the carrying value of a reporting unit exceeds its estimated fair value, an impairment loss is recognized for any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Company’s fair value estimates related to its goodwill impairment analyses are based on Level 3 inputs within the fair value hierarchy as described below in this note under “Fair value measurements.” Determining the fair value of any reporting unit and intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. The Company bases its fair value estimates on assumptions believed to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. Circumstances that may lead to future impairment of goodwill include, but are not limited to, unforeseen decreases in future performance or industry demand, as well as further loss of a significant customer or program in excess of future incremental new business wins. The next annual goodwill impairment review is expected to be performed during the fourth quarter of fiscal 2015.
The Company's fiscal 2014 quantitative annual tests of goodwill related to the Medical, Complex Systems and DSS reporting units did not indicate that the related goodwill was impaired. In fiscal 2013, the Company elected to perform a qualitative assessment for its annual goodwill impairment test. Based on the Company's fiscal 2013 qualitative assessment of goodwill, the Company concluded that it was more likely than not that the fair value of its Medical segment was greater than its carrying amount, and therefore no further testing was required. The Company’s fiscal 2012 quantitative annual tests of goodwill related to its Medical reporting unit did not indicate that the related goodwill was impaired.
The Company’s intangible assets other than goodwill represent the values assigned to customer relationships acquired in conjunction with the Company’s purchases of Astro, Byers Peak, Onyx, Creonix, Aydin and Beckwood, values assigned to non-compete agreements acquired in conjunction with the Company’s purchase of Onyx, Beckwood and Aubrey, and values assigned to trademarks/tradenames and unpatented technology acquired in conjunction with the Company's purchase of Aydin. At June 30, 2014, Aydin customer relationships of approximately $1.3 million are included in the DSS segment, Creonix and Beckwood customer relationships of approximately $9.3 million are included within the Complex Systems segment. All remaining customer relationships intangible assets of $8.3 million are included within the Medical segment. The Beckwood non-compete intangible assets of $0.3 million reside in the Complex Systems segment, while Aubrey's non-compete intangible assets of $0.1 million reside in the Medical segment. Aydin's trademarks/tradenames of approximately $0.2 million and unpatented technology of approximately $0.5 million reside in the DSS segment. The impairment test for these intangible assets is conducted when impairment indicators are present. The Company continually evaluates whether events or circumstances have occurred that would indicate the remaining estimated useful lives of its intangible assets warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge would be recognized for the amount that the carrying amount of the asset exceeds the fair value of the asset. The Company’s fair value estimates related to its intangible assets impairment analyses are based on Level 3 inputs within the fair value hierarchy as described below in this note under “Fair value measurements.”
The customer relationships acquired in conjunction with the Company’s purchase of Astro, Byers Peak, Onyx, Creonix, and Beckwood are being amortized using an accelerated methodology over 10 years, while the customer relationships acquired in conjunction with the Company's purchase of Aydin are being amortized using an accelerated methodology over 15 years. The Company’s non-compete agreements are being amortized on a straight-line basis over five years for Beckwood and two years for Aubrey as the ratable decline in value over time is most consistent with the contractual nature of these assets. Aydin's trademarks/tradenames are being amortized on a straight-line basis over 10 years, while Aydin's unpatented technology is being amortized using an accelerated methodology over 7 years.
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

Stock-based compensation — The Company measures the cost of employee and director services received in exchange for an award of equity-based securities using the fair value of the award on the date of the grant. The Company recognizes that cost on a straight-line basis over the period that the award recipient is required to provide service to the Company in exchange for the award and, for certain awards, subject to the probability that related performance targets will be met (see Note 12).
Earnings per share — Basic earnings per share is based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable under our stock-based compensation plans and are determined using the treasury stock method. Unvested restricted stock awards, which contain non-forfeitable rights to dividends whether paid or unpaid, are included in the number of shares outstanding for both basic and diluted earnings per share calculations. In the event of a net loss, unvested restricted stock awards are excluded from the calculation of both basic and diluted loss per share (see Note 13).
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
ERAPSCO Agreement — Sparton is partner to a 50/50 joint venture (“JV”) with UnderSea Sensor Systems, Inc. (“USSI”), the only other major producer of U.S. derivative sonobuoys. USSI’s parent company is Ultra Electronics Holdings PLC, based in the United Kingdom. The JV operates under the name ERAPSCO and allows DSS and USSI to combine their own unique and complementary backgrounds to jointly develop and produce U.S. derivative sonobuoy designs for the U.S. Navy as well as foreign countries friendly to the U.S. In concept, and in practice, ERAPSCO serves as a pass-through entity maintaining no funds or assets. While the JV provides the opportunity to maximize efficiencies in the design and development of the related sonobuoys, both venture companies function independently as subcontractors; therefore, there is no separate entity to be accounted for or consolidated. The Board of Directors of ERAPSCO has the responsibility for the overall management and operation of the JV. The six member board consists of equal representation (full time employees) from both JV partners for three year terms. Manpower for ERAPSCO, specifically a president, vice president, general manager, contract administrator and financial manager, are similarly assigned by the JV partners for rotating three year terms and the costs of these assigned individuals are borne by the party assigning the personnel. In response to a customer request for proposal (“RFP”) that ERAPSCO will bid on, the Board of Directors of ERAPSCO approves both the composition of a response to the RFP and the composite bid to be submitted to the customer. The Board of Directors strives to divide the aggregate contract awards at a 50/50 share ratio. Each JV partner bears the costs it incurs associated with the preparation and submission of proposals. Each JV partner submits to ERAPSCO a proposal for the estimated price of performing that portion of the RFP applicable to it. Upon award of a contract to the JV, separate subcontracts are generated between ERAPSCO and each of the JV partners defining the responsibilities and compensation for each JV partner. These subcontracts contain terms and conditions consistent with the prime contract. Each JV partner is responsible to ERAPSCO for the successful execution of its respective scope of work under its subcontract and each JV partner is individually accountable for the profit or losses sustained in the execution of the subcontract against its respective bid. In some instances, either DSS or USSI handles the complete production and delivery of sonobuoys to ERAPSCO's customer. In other instances, either DSS or USSI starts the production and ship completed subassemblies to the other party for additional processing before being delivered to the customers. Under ERAPSCO, individual contract risk exposures are reduced, while the likelihood of achieving U.S. Navy and other ASW objectives is enhanced. ERAPSCO has been in existence for approximately twenty-six years and historically, the agreed upon products included under the JV were generally developmental or sonobuoys with low volume demand. Seven years ago, the JV expanded to include all future sonobuoy development and substantially all U.S. derivative sonobuoy products for customers outside of the United States. The JV was further expanded three years later to include all sonobuoy products for the U.S. Navy beginning with U.S. Navy's 2010 fiscal year contracts.

Revenue recognition — The Company’s net sales are comprised primarily of product sales, with supplementary revenues earned from engineering and design services. Standard contract terms are FOB shipping point. Revenue from product sales is generally recognized upon shipment of the goods; service revenue is recognized as the service is performed or under the percentage of completion method, depending on the nature of the arrangement. Long-term contracts related to DSS sonobuoy sales to the U.S. Navy and foreign government customers that require lot acceptance testing recognize revenue under the units-of-production percentage of completion method. The Company additionally has certain other long-term contracts that are accounted for under the units shipped percentage-of-completion method. Certain upfront engineering costs in relation to certain of these long-term contracts are capitalized and recognized over the life of the contract. At June 30, 2014 and 2013, current liabilities include payments in excess of costs of $3.2 million and $20.9 million, respectively, on government contracts. As noted above, sales related to these billings are recognized based upon units completed and are not recognized at the time of billings. A provision for the entire amount of a loss on a contract is charged to operations as soon as the loss is identified and the amount is reasonably determinable. Shipping and handling costs are included in cost of goods sold.
Advertising Costs — The Company expenses advertising costs as they are incurred. Advertising expense was approximately $0.2 million, $0.5 million and $0.5 million for the years ended June 30, 2014, 2013 and 2012, respectively.
Research and development expenditures — Internal research and development expenses reflect costs incurred for the internal development of technologies for use in navigation, heading and positioning systems applications. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment. The Company incurred $1.2 million, $1.3 million and $1.3 million of internally funded research and development expenses during the years ended June 30, 2014, 2013 and 2012, respectively. Customer funded research and development costs, which are usually part of a larger production agreement, totaled approximately $9.7 million, $10.4 million and $8.6 million for the years ended June 30, 2014, 2013 and 2012, respectively.
Fair value measurements — Fair value estimates and assumptions and methods used to estimate the fair value of the Company’s assets and liabilities are made in accordance with the requirements of the Financial Accounting Standards Board (the “FASB”), Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”).
ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: Level 1 are observable inputs such as quoted prices in active markets; Level 2 are inputs other than the quoted prices in active markets that are observable either directly or indirectly; and Level 3 are unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. As of June 30, 2014, the Company has no assets or liabilities which it measures and carries on its balance sheet at fair value on a recurring basis.
The Company’s long-term debt instruments, consisting of borrowings under the Company's credit facility at June 30, 2014, are carried at historical cost. The fair value of the Company's credit facility debt at June 30, 2014 approximated its carry value of $41.0 million as the rates on these borrowings are variable in nature. See “Goodwill and intangible assets” above in this note and Note 7 for discussions of the Company’s non-recurring fair value measurement of goodwill and intangible assets. The fair value of accounts receivable and accounts payable approximated their carrying values at both June 30, 2014 and 2013.
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

The Company's revolving credit line, when drawn upon, is subject to future interest rate fluctuations which could potentially have a negative impact on cash flows of the Company. The Company had $41.0 million outstanding under its credit facility at June 30, 2014. A prospective increase of 100 basis points in the interest rate applicable to the Company's outstanding borrowings under its credit facility would result in an increase of approximately $0.4 million in our annual interest expense. The Company is not party to any currency exchange or interest rate protection agreements as of June 30, 2014. For a further description on Sparton’s debt, see Note 8.
New accounting standards — In July 2013, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance under Accounting Standards Update No. 2013-11 ("ASU 2013-11"), which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This accounting standard update requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. ASU 2013-11 will be effective for the Company’s first quarter of fiscal 2015. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 ("ASU 2014-09"), which amends guidance for revenue recognition. Under the new standard, revenue will be recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. The standard creates a five-step model that will generally require companies to use more judgment and make more estimates than under current guidance when considering the terms of contracts along with all relevant facts and circumstances. These include the identification of customer contracts and separating performance obligations, the determination of transaction price that potentially includes an estimate of variable consideration, allocating the transaction price to each separate performance obligation, and recognizing revenue in line with the pattern of transfer. The standard also requires extensive additional disclosures to provide greater insight into revenues recognized and deferred, including quantitative and qualitative information about significant judgments and changes in those judgments made to determine the timing and amount of revenues recognized. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. Companies have the option of using either a full or modified retrospective approach in applying this standard. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

(3) Change in Accounting Principle
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

For the year ended June 30, 2014, this change in accounting policy increased DSS and consolidated net sales and gross profit by $5.1 million and $2.0 million, respectively, basic income per share and diluted income per share by $0.12. The following tables present the effects of the retrospective application of this voluntary change in accounting principle (Dollars in thousands, except share amounts):

Consolidated Statement of Income Data:
	For the Year Ended June 30, 2013
	As Originally Reported (a)	Adjustment	As Restated
Net sales	$266,015	$(1,388)	$264,627
Cost of goods sold	220,413	(1,221)	219,192
Gross profit	45,602	(167)	45,435
Income before provision for income taxes	16,339	(167)	16,172
Provision for (benefit from) income taxes	2,763	(61)	2,702
Net income	13,576	(106)	13,470
Income per share of common stock - Basic	1.33	(0.01)	1.32
Income per share of common stock - Diluted	1.33	(0.01)	1.32
Weighted average shares outstanding - Basic	10,193,530		10,193,530
Weighted average shares outstanding - Diluted	10,228,687		10,228,687

Consolidated Statement of Income Data:
	For the Year Ended June 30, 2012
	As Originally Reported	Adjustment	As Restated
Net sales	$223,577	$2,878	$226,455
Cost of goods sold	185,075	2,348	187,423
Gross profit	38,502	530	39,032
Income before provision for income taxes	14,586	530	15,116
Provision for income taxes	5,078	191	5,269
Net income	9,508	339	9,847
Income per share of common stock - Basic	0.93	0.04	0.97
Income per share of common stock - Diluted	0.93	0.03	0.96
Weighted average shares outstanding - Basic	10,174,176		10,174,176
Weighted average shares outstanding - Diluted	10,208,810		10,208,810

Consolidated Balance Sheet Data:
	As of June 30, 2013
	As Originally Reported (a)	Adjustment	As Restated
Inventories	$46,334	$—	$46,334
Deferred income taxes	3,167	(216)	2,951
Performance based payments on customer contracts	21,504	(602)	20,902
Retained earnings	65,571	386	65,957

(a)
Fiscal 2013 statement of income and balance sheet data have been adjusted to reflect a measurement period retrospective elimination of the previously recognized gain on acquisition recorded in the fourth quarter of fiscal 2013 relating to Creonix, LLC. See Note 4 for a further discussion.

(4) Acquisitions
Fiscal Year 2015
Electronic Manufacturing Technology, LLC. — On July 9, 2014, the Company completed the acquisition of Electronic Manufacturing Technology, LLC. (“eMT”). The purchase price of $18.5 million is subject to a final working capital adjustment and was financed through the use of borrowings under the Company's Credit Facility. The acquired business, which will be part of the Company's Complex Systems segment and which is expected to add $25 million (unaudited) in projected annualized revenue, is engaged in the contract services business of manufacturing electromechanical controls and electronic assemblies. Their customer profile includes international Fortune 1000 manufacturers of highly reliable industrial excimer laser products, laser eye surgery sub-assemblies, target simulators for space and aviation systems, power modules for computerized tomography products, test systems for commercial aerospace OEMs, and toll road antennas and control boxes. The transaction includes an approximate $2.4 million escrowed holdback which is available to fund any potential post-closing working capital adjustment and potential seller indemnification obligations in relation to the acquisition agreement.
The initial accounting for the acquisition is not complete pending detailed analyses of the facts and circumstances that existed as of the acquisition date.
Fiscal Year 2014
Aubrey Group, Inc. — On March 17, 2014, the Company completed the acquisition of Aubrey Group, Inc. ("Aubrey”), located in Irvine, CA, in a $5.3 million all-cash transaction, subject to certain post-closing adjustments and financed through the use of borrowings under the Company's Credit Facility. Additional consideration of approximately $0.6 million was paid at closing for cash of the business in excess of net customer deposits held by the Aubrey. At June 30, 2014, the Company has recognized accounts receivable of $0.3 million as consideration to be returned in relation to a post-closing working capital adjustment, which is expected to be settled in the first quarter of the Company's fiscal 2015 year. The transaction includes an approximate $0.5 million escrowed holdback which is available to fund any potential post-closing working capital adjustment and potential seller indemnification obligations in relation to the acquisition agreement.
The acquired business, a design and manufacturing company, which is part of the Medical segment and which is expected to add $8 million (unaudited) in annualized revenue, develops new products for OEMs in the Medical and Biotechnological markets. Inventors, entrepreneurs, and industry leading OEMs utilize Aubrey's design and engineering teams to develop innovative solutions in a timely manner in their efforts to deliver their new products into the marketplace faster and more cost effectively.

The following table represents the allocation of the total consideration to assets acquired and liabilities assumed in the acquisition of Aubrey based on Sparton’s estimate of their respective fair values at the acquisition date (in thousands):

Total purchase consideration:
Cash	$5,300
Additional cash consideration paid for cash of the business in excess of net customer deposits	573
Accounts receivable recognized for post-closing working capital adjustment	(252)
Total purchase consideration	$5,621
Assets acquired and liabilities assumed:
Cash	$1,056
Accounts receivable, net	680
Inventories	184
Deferred income taxes	4
Other current assets	22
Property, plant and equipment	221
Intangible asset - non-compete agreements	140
Goodwill	4,510
Deferred income taxes - non-current	290
Accounts payable	(173)
Other current liabilities	(1,313)
Total assets acquired and liabilities assumed	$5,621
The Aubrey acquisition has resulted in approximately $4.5 million of goodwill, which is not expected to be deductible for tax purposes and has been assigned entirely to the Company's Medical segment. The Company believes that goodwill primarily relates to strategic fit, resulting synergies and the acquired workforce that this business brings to existing operations. The non-compete agreements are being amortized using a straight-line methodology over two years.
Included in the Company’s Consolidated Statements of Income for the year ended June 30, 2014 are net sales of approximately $2.2 million and loss before provision for income taxes of approximately $0.3 million, since the March 17, 2014 acquisition of Aubrey.
The Company incurred legal, professional and other costs related to this acquisition aggregating approximately $0.3 million. These costs were recognized as selling and administrative expenses in the year ended June 30, 2014 and reflected as non-segment corporate and other unallocated costs.
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
The acquired business, which is part of the Company's Complex Systems segment and which is expected to add $18 million (unaudited) in annualized revenue, develops electronic or electro-mechanical controls and electronic assemblies. Their customer profile includes international Fortune 1000 manufacturers of industrial control systems, analytical instruments, measuring and detecting equipment and military, defense and Homeland Security equipment.

The following table represents the allocation of the total consideration to assets acquired and liabilities assumed in the acquisition of Beckwood based on Sparton’s estimate of their respective fair values at the acquisition date (in thousands):

Total purchase consideration:
Cash	$15,300
Additional cash consideration for post-closing working capital adjustment	46
Total purchase consideration	$15,346
Assets acquired and liabilities assumed:
Accounts receivable, net	$1,157
Inventories	2,075
Deferred income taxes	108
Other current assets	122
Property, plant and equipment	83
Intangible asset - customer relationships	10,000
Intangible asset - non-compete agreements	280
Goodwill	6,731
Other long-term assets	8
Accounts payable	(866)
Deferred income taxes - non-current	(3,761)
Other current liabilities	(591)
Total assets acquired and liabilities assumed	$15,346
The Beckwood acquisition has resulted in approximately $6.7 million of goodwill, which is not expected to be deductible for tax purposes and has been assigned entirely to the Company’s Complex Systems segment. The Company believes goodwill primarily relates to strategic fit, resulting synergies and the acquired workforce that this business brings to existing operations. The fair values of acquired identifiable intangible assets have been determined to be Level 3 under the fair value hierarchy and have been estimated based on projected future cash flows and customer attrition rates, discounted using an estimated weighted average cost of capital. The customer relationships are being amortized using an accelerated methodology over ten years. The non-compete agreements are being amortized using a straight-line methodology over five years.
Included in the Company’s Consolidated Statements of Income for the year ended June 30, 2014 are net sales of approximately $9.5 million and income before provision for income taxes of approximately $0.2 million, since the December 11, 2013 acquisition of Beckwood.
The Company incurred legal, professional and other costs related to this acquisition aggregating approximately $0.2 million for the year ended June 30, 2014. These costs were recognized as selling and administrative expenses and reflected as non-segment corporate and other unallocated costs.
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

The following table represents the allocation of the total consideration to assets acquired and liabilities assumed in the acquisition of Aydin based on Sparton’s estimate of their respective fair values at the acquisition date (in thousands):

Total purchase consideration:
Cash	$15,000
Additional cash consideration for post-closing working capital adjustment	502
Total purchase consideration	$15,502
Assets acquired and liabilities assumed:
Accounts receivable, net	$2,279
Inventories	6,601
Other current assets	895
Property, plant and equipment	582
Intangible asset - customer relationships	1,500
Intangible asset - trade names and trademarks	180
Intangible asset - unpatented technology	650
Goodwill	2,181
Other long-term assets - favorable leasehold	590
Other long-term assets	1,702
Accounts payable	(1,215)
Other current liabilities	(443)
Total assets acquired and liabilities assumed	$15,502
Additional acquisition consideration of up to $6.6 million is contingent upon Aydin attaining certain performance thresholds. The Company has assigned no fair value to this contingent liability. The Aydin acquisition has resulted in approximately $2.2 million of goodwill, which is expected to be deductible for tax purposes and has been assigned entirely to the Company’s DSS segment. The Company believes goodwill primarily relates to strategic fit, resulting synergies and the acquired workforce that this business brings to existing operations. The fair values of acquired identifiable intangible assets have been determined to be Level 3 under the fair value hierarchy and have been estimated based on projected future cash flows and customer attrition rates, discounted using an estimated weighted average cost of capital. The customer relationships are being amortized using an accelerated methodology over fifteen years. Trade names and trademarks are being amortized using a straight-line methodology over ten years. The unpatented technology is being amortized using an accelerated methodology over seven years. The favorable leasehold is reflected in other long-term assets on the consolidated balance sheet and is being amortized on a straight-line basis over the five year life of the lease. Amortization related to Aydin unpatented technology and favorable leasehold is reflected primarily within cost of goods sold on the consolidated statement of income.
Included in the Company’s Consolidated Statements of Income for the year ended June 30, 2014 are net sales of approximately $14.3 million and income before provision for income taxes of approximately $0.9 million, since the August 30, 2013 acquisition of Aydin.
The Company incurred legal, professional and other costs related to this acquisition aggregating approximately $0.3 million for the year ended June 30, 2014, respectively. These costs were recognized as selling and administrative expenses and reflected as non-segment corporate and other unallocated costs.
Fiscal Year 2013
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
The acquired business, which is reported in the Company's Complex Systems segment, provided the Company with the capability of cable and wire harness engineering and assembly. Additionally, the acquisition provided further expansion into the Industrial and Military & Aerospace markets, diversified Sparton's customer base and increased utilization of the Company's existing assets through the consolidation of this business into Complex Systems's Brooksville, Florida plant. Creonix primarily manufactures products and components for battery monitoring, high speed optical imaging, neuromuscular incapacitation, imaging and wiring assemblies for military applications, and electrical grid transformer protection systems.

During the fiscal year ended June 30, 2014, the Company finalized the inventory adjustment under the Creonix asset purchase agreement resulting in a decrease in the previously recorded related receivable from the seller. This measurement period increase in total purchase consideration resulted in the retrospective elimination of the previously recognized gain on acquisition recorded in the fourth quarter of fiscal 2013 of less than $0.1 million and resulted in the recognition of approximately $0.1 million of goodwill. The Company's June 30, 2013 balance sheet has been recast to reflect this adjustment. The following table presents the final allocation of the total consideration to assets acquired and liabilities assumed from Creonix based on Sparton’s estimate of their respective fair values at the acquisition date (in thousands):

Total purchase consideration:
Cash	$2,100
Reduction in cash consideration in relation to working capital adjustment	(105)
Total purchase consideration	$1,995
Assets acquired and liabilities assumed:
Inventories	$1,321
Equipment	304
Intangible assets — customer relationships	270
Goodwill	100
Total assets acquired and liabilities assumed	$1,995
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
The acquired business, which is reported in the Company's Medical segment, provided further expansion regionally into the Minneapolis medical device corridor, diversified the Company's customer base through both existing programs and a strong business development pipeline, and increased the number of complex sub-assembly and full device programs within Sparton. Additionally, Onyx brought long-term customers which can utilize Sparton's expanded list of service offerings such as our low cost country footprint in Vietnam and full engineering design capabilities. Onyx primarily manufactures medical devices for OEM and ET companies, including products for cardiovascular diagnostics, hearing assistance, patient temperature and warming, point-of-care diagnostics, and surgical equipment used in intraosseous medicine. Onyx also produces products such as precision measurement instruments for monitoring air quality and pollution, commercial fire and smoke alarm systems, sensing tools, test fixtures, and complex LED assemblies.
Pro Forma Results — The following table summarizes, on a pro forma basis, the combined results of operations of the Company and the acquired businesses of Aubrey, Beckwood and Aydin as though the acquisitions had occurred as of July 1, 2012 and Creonix and Onyx as though the acquisitions had occurred as of July 1, 2011. The pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the acquisitions occurred as of July 1, 2012 and 2011, respectively, or of future consolidated operating results (in thousands, except per share amounts):

	For the Year Ended
	June 30, 2014	June 30, 2013
Net sales	$350,984	$337,214
Income before provision for income taxes	$18,984	$17,547
Net income	$12,371	$14,329
Net income per share — basic	$1.22	$1.41
Net income per share — diluted	$1.22	$1.40
Pro forma results presented above primarily reflect: (1) incremental depreciation relating to fair value adjustments to property, plant and equipment; (2) amortization adjustments relating to fair value estimates of intangible assets; (3) elimination of interest expense relating to debt paid off in conjunction with the transaction; (4) incremental interest expense on assumed indebtedness and amortization of capitalized financing costs incurred in connection with the transactions; and 5) additional cost of goods sold relating to the capitalization of gross profit recognized in the year of acquisition as part of purchase accounting recognized for purposes of the pro forma as if it was recognized during the preceding year. Pro forma adjustments described above have been tax effected using Sparton's effective rate during the respective periods.

(5) Inventories and Cost of Contracts in Progress, net
The following are the major classifications of inventory, net of interim billings, at June 30, 2014 and 2013 (in thousands):

	June 30, 2014	June 30, 2013
Raw materials	$40,535	$43,550
Work in process	10,609	10,170
Finished goods	10,188	7,793
Total inventory and cost of contracts in progress, gross	61,332	61,513
Inventory to which the U.S. government has title due to interim billings	(7,960)	(15,179)
Total inventory and cost of contracts in progress, net	$53,372	$46,334
(6) Property, Plant and Equipment, net
Property, plant and equipment, net consists of the following at June 30, 2014 and 2013 (in thousands):

	June 30, 2014	June 30, 2013
Land and land improvements	$1,429	$1,405
Buildings and building improvements	25,779	24,920
Machinery and equipment	29,480	27,183
Construction in progress	1,893	767
Total property, plant and equipment	58,581	54,275
Less accumulated depreciation	(30,058)	(25,371)
Total property, plant and equipment, net	$28,523	$28,904

(7) Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of the net assets acquired in conjunction with the Company’s purchases of Astro Instrumentation, LLC (“Astro”) in May 2006, Byers Peak, Incorporated (“Byers Peak”) in March 2011, Onyx EMS, LLC ("Onyx") in November 2012, Creonix in June 2013, Aydin in August 2013, Beckwood in December 2013 and Aubrey in March 2014. Goodwill related to Astro, Byers Peak, Onyx and Aubrey are reflected within the Company’s Medical operating segment. During the year ended June 30, 2011, the Company recognized a $13.2 million impairment of goodwill related to the acquisition of Astro. Goodwill related to Creonix and Beckwood are reflected within the Company's Complex Systems operating segment. Goodwill related to Aydin Displays is reflected within the Company's DSS operating segment. Changes in the carrying value of goodwill for the years ended June 30, 2014 and 2013 and the ending composition of goodwill as of June 30, 2014 and June 30, 2013 are as follows (in thousands):

	June 30, 2014
	Medical	CS	DSS	Total
Goodwill, beginning of period	$14,667	$100	$—	$14,767
Additions to goodwill during the period	4,510	6,731	2,181	13,422
Goodwill, end of period	$19,177	$6,831	$2,181	$28,189

	June 30, 2013
	Medical	CS	DSS	Total
Goodwill, beginning of period	$7,472	$—	$—	$7,472
Additions to goodwill during the period	7,195	100	—	7,295
Goodwill, end of period	$14,667	$100	$—	$14,767

	June 30, 2014
	Medical	CS	DSS	Total
Acquired Goodwill	$32,330	$6,831	$2,181	$41,342
Accumulated impairment	(13,153)	—	—	(13,153)
Goodwill	$19,177	$6,831	$2,181	$28,189

	June 30, 2013
	Medical	CS	DSS	Total
Acquired Goodwill	$27,820	$100	$—	$27,920
Accumulated impairment	(13,153)	—	—	(13,153)
Goodwill	$14,667	$100	$—	$14,767

Other intangible assets represent the values assigned to customer relationships acquired in conjunction with the Company’s purchases of Astro, Byers Peak, Onyx, Creonix, Aydin and Beckwood, values assigned to non-compete agreements acquired in conjunction with the Company’s purchase of Onyx, Beckwood, and Aubrey and values assigned to trademarks and tradenames and unpatented technology acquired with the Company's purchase of Aydin. The amortization periods, gross carrying amounts, accumulated amortization, accumulated impairments and net carrying values of intangible assets at June 30, 2014 and June 30, 2013 are as follows (in thousands):

	Original Amortization Period in Months		Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Net Carrying Value
	June 30, 2014
Amortized intangible assets:
Non-compete agreements	24 -	60	$420	$(46)	$—	$374
Customer relationships	120 -	180	29,870	(7,220)	(3,663)	18,987
Trademarks/Tradenames		120	180	(15)	—	165
Unpatented technology		84	650	(135)		515
			$31,120	$(7,416)	$(3,663)	$20,041

	June 30, 2013
Amortized intangible assets:
Non-compete agreements		12	$358	$(274)	$—	$84
Customer relationships	120 -	180	18,370	(4,078)	(3,663)	10,629
			$18,728	$(4,352)	$(3,663)	$10,713

Sparton did not incur any significant costs to renew or alter the term of its intangible assets during the year ended June 30, 2014. Amortization expense for the years ended June 30, 2014, 2013 and 2012 were approximately $3.4 million, $1.6 million and $0.4 million, respectively. A portion of the 2014 amortization expense is included in cost of goods sold on the income statement. Aggregate amortization expense relative to existing intangible assets for the periods shown is currently estimated to be as follows (in thousands):

Fiscal Year Ending June 30,
2015	$4,043
2016	3,581
2017	3,084
2018	2,640
2019	2,168
Thereafter	4,525
Total	$20,041
(8) Debt
Debt consists of the following at June 30, 2014 and 2013 (in thousands):

	June 30, 2014	June 30, 2013
Industrial revenue bonds, face value	$—	$1,623
Less unamortized purchase discount	—	(84)
Industrial revenue bonds, carrying value	—	1,539
Borrowings under Credit Facility	41,000	10,000
Total long-term debt	41,000	11,539
Less: current portion	(900)	(136)
Long-term debt, net of current portion	$40,100	$11,403
Current maturities of long-term debt at June 30, 2014 reflects the current portions of the Company’s Aquisition Facility. Short term debt at June 30, 2013 reflects the current portion of the Company's industrial revenue bonds.
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

In June, 2014, the Company redeemed all of its remaining outstanding Industrial Revenue Bonds.
Credit Facility
On November 15, 2012, the Company replaced its previous revolving line-of-credit facility with a new $65.0 million credit facility with BMO Harris Bank N.A., consisting of a $35.0 million revolving line-of-credit facility (the “Revolving Credit”) to support the Company’s working capital needs and other general corporate purposes, and a $30.0 million acquisition loan commitment (the “Acquisition Facility” and together with the Revolving Credit, the “Credit Facility”) to finance permitted acquisitions. The Credit Facility expires on November 15, 2017, is secured by substantially all assets of the Company and provides for up to an additional $35 million in uncommitted loans available for additional Revolving Credit loans or Acquisition loans. In July 2014, the Company exercised the accordian feature of its Credit Facility increasing lender commitments under the Facility by $35.0 million to a total of $100.0 million.

Advances under the Acquisition Facility are available until November 15, 2014. Loans under the Acquisition Facility amortize in two tranches, such that loans outstanding on November 15, 2013 began amortizing in quarterly installments equal to 2.5% of the principal amount outstanding on such date, and advances made after November 15, 2013 and outstanding on November 15, 2014 begin amortizing on the same basis. Advances outstanding under the Acquisition Facility at June 30, 2014 were $18.0 million, of which $0.9 million was reflected as current on the consolidated balance sheet.

Outstanding borrowings under the Credit Facility bear interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six month periods, plus 1.25% to 2.00%, or at the bank’s base rate, as defined, plus 0.25% to 1.00%, based upon the Company’s Total Funded Debt/EBITDA Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the Credit Facility ranging from 0.25% to 0.375%, based on the Company’s Total Funded Debt/EBITDA Ratio, as defined. The effective interest rate on outstanding borrowings under the Credit Facility was 1.65% at June 30, 2014.

As a condition of the Credit Facility, the Company is subject to certain customary covenants, which it was in compliance with at June 30, 2014. The Company had $41.0 million of borrowings drawn against the Credit Facility at June 30, 2014 and additionally had certain letters of credit outstanding totaling $0.6 million.
(9) Income Taxes
Income (loss) before income taxes by country consists of the following amounts (in thousands):

	For the year ended June 30,
	2014	2013	2012
United States	$18,915	$15,239	$14,102
Vietnam	691	936	1,031
Canada	(4)	(3)	(17)
	$19,602	$16,172	$15,116
The provision for income taxes consists of the following components (in thousands):

	For the year ended June 30,
	2014	2013	2012
Current:
United States	$6,913	$2,346	$1,294
Vietnam	134	85	81
Canada	—	—	—
State and local	544	430	—
	7,591	2,861	1,375
Deferred:
United States	(852)	(14)	3,626
Vietnam	7	—	—
Canada	—	—	—
State and local	(131)	(145)	268
	(976)	(159)	3,894
	$6,615	$2,702	$5,269

The consolidated effective income tax rate differs from the statutory U.S. federal tax rate for the following reasons and by the following percentages:

	For the year ended June 30,
	2014	2013	2012
Statutory U.S. federal income tax rate	35.0%	34.0%	34.0%
Significant increases (reductions) resulting from:
Changes in valuation allowance	—	—	2.1
Domestic production activities deduction	(2.7)	(2.1)	—
Vietnam tax rate differences	(0.7)	(1.4)	(1.8)
State and local income taxes, net of federal benefit	2.3	1.8	1.8
Canadian worthless stock and bad debt deduction	—	(12.5)	—
Other	(0.2)	(3.1)	(1.2)
Effective income tax rate	33.7%	16.7%	34.9%
Significant components of deferred income tax assets and liabilities at June 30, 2014 and 2013, are as follows (in thousands):

	June 30, 2014	June 30, 2013
Deferred tax assets:
Intangible assets	$—	$1,598
Goodwill	906	1,500
Environmental remediation	2,458	1,143
Inventories	2,694	2,238
Employment and compensation accruals	1,090	916
Capital loss carryover	263	255
State tax carryovers	236	172
Canadian tax benefits	2,063	2,063
Pension liability	—	151
Restructuring accruals	—	16
Other	1,303	849
Gross deferred tax assets	11,013	10,901
Less valuation allowance	(2,456)	(2,403)
Total deferred tax assets	8,557	8,498
Deferred tax liabilities:
Property, plant and equipment	(1,296)	(1,068)
Intangible assets	(1,397)	—
Pension asset	(16)	—
Other	(843)	(404)
Gross deferred tax liabilities	(3,552)	(1,472)
Net deferred tax assets	$5,005	$7,026
Net deferred income tax assets are included in the balance sheets at June 30, 2014 and 2013, as follows (in thousands):

	June 30, 2014	June 30, 2013
U.S. net deferred income tax assets, current	$3,813	$2,951
U.S. net deferred income tax assets, non-current	1,192	4,075
	$5,005	$7,026

In preparing the Company's consolidated financial statements, management has assessed the likelihood that its deferred income tax assets will be realized from future taxable income. In evaluating the ability to recover its deferred income tax assets, management considers all available evidence, positive and negative, including the Company's operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred income tax assets will not be realized. Management exercises significant judgment in determining the Company's provisions for income taxes, its deferred income tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred income tax assets.
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
The Company has deferred tax assets of $0.2 million and $0.2 million related to Federal and state net operating losses, respectively, which will expire beginning in 2031 and 2029, respectively. For financial reporting purposes, valuation allowances related to capital loss carryovers and state income tax carryovers are approximately $0.3 million and approximately $0.1 million, respectively, as of both June 30, 2014 and 2013, which will expire beginning in 2017 and 2029, respectively. In prior years, a valuation allowance was established for the deferred tax asset related to the Company's prior Canadian operations. These deferred tax assets totaled $2.1 million at both June 30, 2014 and 2013 and a full valuation allowance was recorded against the deferred tax asset at both dates.
The Company's Vietnam operations are subject to a four-year tax holiday from the time the entity began to generate taxable income through 2015, which provides a preferential tax rate of 15% due to involvement in encouraged investments projects in Vietnam.  The Company additionally received a 30% tax incentive during calendar years 2011 and 2012, which was available to companies with less than 300 employees.  The Company's Vietnamese operations resulted in taxable income in each of the years ended June 30, 2014, 2013, 2012, and 2011.  Due to the Vietnam tax holiday and incentives associated with these operations, no tax expense was recorded in fiscal 2011 or 2010. The dollar effects on the Company's net income resulting from the Vietnam tax holiday and incentives for the fiscal years ended June 30, 2014, 2013 and 2012 were $0.1 million, $0.1 million and $0.1 million, respectively. The effects on basic and diluted earnings per share for the fiscal years ended June 30, 2014, 2013 and 2012 were $0.01, $0.01 and $0.01, respectively.
 During fiscal 2013, the Company recognized a $2.1 million income tax benefit for a worthless stock and bad debt deduction with respect to its investments and advances to its 100% owned Canadian subsidiary, Sparton of Canada, Ltd. Sparton of Canada, Ltd. is the legal entity that held the Company's Canadian operations until these operations were ceased during fiscal 2009.
The Company had successor tax liability with respect to the Onyx shares acquired during fiscal 2013. The Company identified approximately $0.1 million, net of federal benefit, of uncertain tax positions for certain state income tax liabilities related to periods prior to the business combination. At acquisition, management made the determination that it was more likely than not that the full benefit of tax positions would not be sustained on examination and accordingly, established a liability for unrecognized tax benefits of $0.2 million as of June 30, 2013. During fiscal 2014, the Company settled certain of these uncertain tax positions with taxing authorities and changed its assessment regarding the determination that it is more-likely-than-not that the remaining tax position will be sustained upon examination.
The following presents a roll forward of the Company's liability for unrecognized tax benefits (in thousands):

	For the year ended June 30,
	2014	2013	2012
Balance, beginning of period	$159	$—	$—
Acquired tax positions	—	159	—
Reductions due to settlements and payments	(30)	—	—
Reductions related to prior-year tax positions	(129)	—	—
Balance, end of period	$—	$159	$—
The Company's income tax returns are subject to audit by federal, state, and local governments, generally up to three to four years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws. The Company has not been notified by any major federal, state or local government that it will be subject to examination and open years include fiscal years 2008 through 2014.
(10) Employee Retirement Benefit Plans
Defined Benefit Pension Plan
As of June 30, 2014, 363 employees and retirees of the Company were covered by a defined benefit pension plan. Effective April 1, 2009, participation and the accrual of benefits in this pension plan were frozen, at which time all participants became fully vested and all remaining prior service costs were recognized. The components of net periodic pension expense for the years ended June 30, 2014, 2013 and 2012 were as follows (in thousands):

	For the year ended June 30,
	2014	2013	2012
Service cost	$—	$—	$—
Interest cost	355	343	417
Expected return on plan assets	(524)	(514)	(560)
Amortization of prior service cost	—	—	—
Amortization of unrecognized net actuarial loss	128	183	43
Net periodic benefit (income) cost	(41)	12	(100)
Pro rata recognition of lump-sum settlements	85	—	—
Total periodic pension (income) expense	$44	$12	$(100)
The weighted average assumptions used to determine benefit obligations and net periodic benefit cost for fiscal 2014, 2013 and 2012 were as follows:

	Benefit Obligation			Benefit Cost
	2014	2013	2012	2014	2013	2012
Discount rate (1)	4.35%	4.75%	4.25%	4.75%	4.25%	5.50%
Rate of compensation increase (2)	—%	—%	—%	—%	—%	—%
Expected long-term rate on plan assets (3)	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%

(1)	The Company determines its assumption for the discount rate on an index of high-quality corporate bond yields and matching-funding yield curve analysis.

(2)	The rate of compensation increase for calculation of the benefit obligation is 0.0% due the freezing of the plan as of April 1, 2009.

(3)
The expected long-term rate of return for plan assets is based on analysis of historical data and future expectations relevant to the investments and consistency with the assumed rate of inflation implicit in the market.

At June 30, 2014 and 2013, as a result of the fiscal 2009 plan curtailment, the accumulated benefit obligation is equal to the projected benefit obligation. The following tables summarize the changes in benefit obligations, plan assets and funded status of the plan at June 30, 2014 and 2013 (in thousands):

	June 30, 2014	June 30, 2013
Change in prepaid benefit cost:
Prepaid benefit cost at beginning of fiscal year	$1,543	$1,372
Net periodic benefit income (cost) for fiscal year	41	(12)
Employer contributions to plan	59	183
Prepaid benefit cost at end of fiscal year	$1,643	$1,543
Change in projected benefit obligation:
Projected benefit obligation at beginning of fiscal year	$8,166	$8,827
Service cost	—	—
Interest cost	355	343
Actuarial experience and changes in assumptions	389	(320)
Benefits paid	(803)	(684)
Projected benefit obligation at end of fiscal year	$8,107	$8,166
Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$7,748	$7,514
Employer contributions	59	183
Actual return on plan assets	1,147	735
Benefits paid	(803)	(684)
Fair value of plan assets at end of fiscal year	$8,151	$7,748
Amounts recognized in the Consolidated Balance Sheets:
Pension asset	$44	$—
Current portion of pension liability	—	(144)
Pension liability — non-current portion	—	(274)
Funded status — total balance sheet asset (liability)	$44	$(418)
The Company’s policy is to fund the plan based upon legal requirements and tax regulations. For fiscal 2015, based upon current actuarial calculations and assumptions, no cash contributions are anticipated. Anticipated contributions, if any, are reflected as a current portion of the pension liability. During the years ended June 30, 2014, 2013 and 2012, approximately $0.1 million, $0.2 million and $0.3 million, respectively, was contributed to the pension plan.
Pension related amounts recognized in other comprehensive income (loss), excluding tax effects, for the years ended June 30, 2014, 2013 and 2012 are as follows (in thousands):

	For the year ended June 30,
	2014	2013	2012
Amortization of prior service cost	$—	$—	$—
Amortization of unrecognized net actuarial loss	128	183	43
Pro rata recognition of lump-sum settlements	85	—	—
Net actuarial gain (loss)	234	541	(1,408)
Total recognized in other comprehensive income (loss)	$447	$724	$(1,365)

The amounts in accumulated other comprehensive loss on the consolidated balance sheets, excluding tax effects, that have not yet been recognized as components of net periodic benefit cost at June 30, 2014 and 2013 are as follows (in thousands):

	June 30, 2014	June 30, 2013
Accumulated other comprehensive loss:
Net actuarial loss	$1,513	$1,961
Net prior service cost	—	—
Total	$1,513	$1,961
The estimated amount that will be amortized from accumulated other comprehensive loss, pre-tax, into net periodic pension cost in fiscal 2015 is expected to total approximately $0.1 million, consisting of amortization of unrecognized actuarial loss as well as lump sum settlement charges.
Expected benefit payments for the defined benefit pension plan for the next ten fiscal years are as follows (in thousands):

Fiscal Year Ended June 30,
2015	$947
2016	808
2017	643
2018	605
2019	520
2019 – 2022	2,358
Total	$5,881
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
Below is a summary of pension plan asset allocations as of June 30, 2014 and 2013, by asset category:

	Weighted Average Allocation For the Year Ended June 30,
	Target	2014	2013
Equity securities	40%-70%	61%	56%
Fixed income (debt) securities	30%-60%	37%	43%
Cash and cash equivalents	0%-10%	2%	1%
		100%	100%

The fair value of all the defined benefit pension plan assets is based on quoted prices in active markets for identical assets which are considered Level 1 inputs within the fair value hierarchy described in Note 2. The total estimated fair value of plan assets by asset class at June 30, 2014 and 2013 were as follows (in thousands):

	June 30, 2014	June 30, 2013
Asset Class:
Equity securities:
Directly held corporate stock — Large Cap	$2,152	$2,477
Registered investment companies — Large Cap	1,336	192
Registered investment companies — Mid-Cap Growth	343	278
Registered investment companies — Small-Cap	318	402
Registered investment companies — International	873	995
Fixed income (debt) securities:
Registered investment companies — Intermediate Bond	2,990	3,291
Cash and cash equivalents	139	113
Total assets measured at fair value	$8,151	$7,748

Defined Contribution Plans
Substantially all of the Company’s U.S. employees are eligible to participate in the Company’s 401(k) defined contribution plan. The plan allows employees to contribute up to 100% of their eligible compensation up to a maximum amount allowed by law and provides that the Company may, at its discretion, make matching contributions, profit sharing contributions or qualified non-elective contributions. During each of the years ended June 30, 2014, 2013 and 2012, the Company matched 50% of participants’ contributions up to 6% of their eligible compensation.
Under the plan, at the election of the participant, both employee and employer contributions may be invested in any of the available investment options, which include Sparton common stock. As of June 30, 2014, approximately 122,000 shares of Sparton common stock were held in the 401(k) plan. Amounts expensed related to the Company’s matching contributions and administrative expenses for the plan were approximately $1.2 million, $0.9 million and $0.7 million for the years ended June 30, 2014, 2013 and 2012, respectively. As of June 30, 2014, plan assets totaled approximately $37.7 million.
(11) Commitments and Contingencies
Operating Leases — The Company is obligated under operating lease agreements for a portion of its production machinery and data processing equipment. Such leases, some of which are non-cancelable and in many cases include purchase or renewal options, expire at various dates and typically provide for monthly payments over a fixed term in equal, non-escalating amounts. Generally, the Company is responsible for maintenance, insurance and taxes relating to these leased assets. The Company is additionally obligated under operating lease agreements for its corporate headquarters in Schaumburg, Illinois, its design center in Plymouth, Minnesota and its manufacturing plants in Frederick, Colorado and Plaistow, New Hampshire. Each of these leases provide for escalating minimum monthly base rental payments, require the Company to provide for maintenance, insurance and property taxes in addition to minimum monthly base rental and include renewal options. At June 30, 2014, the future minimum annual lease payments under these agreements are as follows (in thousands):

June 30,
2015	$1,251
2016	1,200
2017	904
2018	368
2019	281
Thereafter	225
Total	$4,229

Rent expense was approximately $1.5 million, $1.4 million and $2.1 million for the years ended June 30, 2014, 2013 and 2012, respectively. Included in rent expense for the years ended June 30, 2014, 2013 and 2012 was approximately $0.3 million, $0.2 million and $0.2 million, respectively, of contingent rent expense primarily relating to the Company’s corporate headquarters in Schaumburg, Illinois and its Frederick, Colorado facility.
Environmental Remediation — Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Although the Company entered into a long-term lease of the Coors Road property that was accounted for as a sale of property during fiscal 2010, it remains responsible for the remediation obligations related to its past operation of this facility. During the fourth quarter of fiscal 2014, Sparton completed a review of its remediation plan, which included remediation methods currently in use, desired outcomes, progress to date, anticipated progress over the next sixteen years, and estimated costs to complete the remediation plan by fiscal 2030, following the terms of a March 2000 consent decree. The Company’s minimum cost estimate is based upon existing technology and excludes certain legal costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements. During this latest review, the Company found: additional concentrations of contaminants on-site that required clean-up actions previously not included within the remediation plan; progress to date on the removal of certain other on-site contaminants was taking place slower than previously anticipated; and that certain efficiencies regarding periodic reporting were not being realized as had been previously anticipated. The discovery of additional on-site contaminants, slower than expected removal rates of other on-site contaminants, and continued high periodic reporting costs added significant additional costs to the remediation project that are expected to continue for a number of years. As a result, the remaining estimated minimum future undiscounted costs of this financial liability increased to $8.2 million at June 30, 2014, thereby requiring a $4.2 million non-cash charge against operations in the fourth quarter of fiscal 2014. This charge is net of United States Department of Energy (“DOE”) reimbursements of $1.5 million expected to take place in future years, under the fiscal 2003 agreement between the Company and the DOE, as further explained below. Of the $8.2 million financial liability, $0.6 million is classified as a current liability and included on the balance sheet in other accrued expenses.
In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8.4 million incurred from the date of settlement, of which approximately $5.3 million has been expended as of June 30, 2014 toward the $8.4 million threshold. It is expected that the DOE reimbursements will commence in the years after fiscal 2020. At June 30, 2014, the Company recognized a $1.5 million long-term asset in relation to these expected reimbursements. The $1.5 million DOE receivable is included in other non-current assets on the balance sheet. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At June 30, 2014, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded, could be up to $3.1 million before income taxes over the next sixteen years, with such amount expected to be offset by related reimbursement from the DOE of $1.0 million.
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

DCAA has completed its most recent review of the Company's two Cost Accounting Standards Disclosure Statements for the Company and DSS. Corrective actions relating to this review have been implemented and during the fourth quarter of fiscal 2014, the Company received an adequate determination for both Disclosure Statements from DCMA.
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
2010 Plan. Under the 2010 Plan, the Company may grant to employees, officers and directors of the Company or its subsidiaries incentive and non-qualified stock options, stock appreciation rights, restricted stock or restricted stock units, performance awards and other stock-based awards, including grants of shares. Restricted stock awards granted to date to employees under the 2010 Plan vest annually over four years, subject to achievement of certain financial performance metrics in addition to the service requirements. Unrestricted stock awards granted to date under the 2010 Plan represent annual stock grants to directors as a component of their overall compensation. The 2010 Plan has a term of ten years. The total number of shares that may be awarded under the 2010 Plan is 1,000,000 shares of common stock, of which amount, 499,099 shares remain available for awards as of June 30, 2014.
The Company did not grant any stock options during the years ended June 30, 2014, 2013 or 2012.
The following table shows stock-based compensation expense by type of share-based award for the years ended June 30, 2014, 2013 and 2012 included in the consolidated statements of income (in thousands):

	For the year ended June 30,
	2014	2013	2012
Fair value expense of stock option awards	$—	$—	$—
Restricted stock	1,662	1,128	943
Total stock-based compensation	$1,662	$1,128	$943
The following table shows the total remaining unrecognized compensation cost related to restricted stock grants and the fair value expense of stock option awards, as well as the weighted average remaining required service period over which such costs will be recognized as of June 30, 2014:

	Total Remaining Unrecognized Compensation Cost (in thousands)	Weighted Average Remaining Required Service Period (in years)
Fair value expense of stock option awards	$—	—
Restricted stock	1,368	1.88
	$1,368	1.88

The following is a summary of activity for the year-ended June 30, 2014 related to the Company’s stock options granted under its long-term incentive plans:

	Number of Options	Weighted- Average Exercise Price
Options outstanding as of June 30, 2013	55,418	$8.56
Granted	—	—
Exercised	(16,875)	8.54
Forfeited	—	—
Expired	—	—
Options outstanding and exercisable as of June 30, 2014	38,543	$8.57
Stock options outstanding at June 30, 2014 all have an exercise price of $8.57. The aggregate intrinsic value and weighted average remaining contractual life of options outstanding at June 30, 2014 is approximately $0.7 million and 0.83 years, respectively. In general, the Company’s policy is to issue new shares upon exercise of stock options. The intrinsic value of options exercised during the years ended June 30, 2014, 2013 and 2012 was $0.3 million, $0.2 million and $0.4 million, respectively.
The following is a summary of activity for the year-ended June 30, 2014 related to shares granted under the Company’s long-term incentive plans:

	Shares	Weighted Average Grant Date Fair Value
Restricted shares at June 30, 2013	311,253	$8.34
Granted	96,664	21.99
Vested	(87,576)	8.54
Forfeited	(3,344)	14.39
Restricted shares at June 30, 2014	316,997	$12.38
The total fair value of restricted stock vested in the years ended June 30, 2014, 2013 and 2012 was $1.6 million, $1.0 million and $0.7 million, respectively.
(13) Earnings Per Share Data
Earnings per share calculations, including weighted average number of shares of common stock outstanding used in calculating basic and diluted income per share, for the years ended June 30, 2014, 2013 and 2012 are as follows:

	For the year ended June 30,
	2014	2013	2012
Net income (in thousands)	$12,987	$13,470	$9,847
Weighted average shares outstanding — Basic	10,109,915	10,193,530	10,174,176
Net effect of dilutive stock options	31,480	35,157	34,634
Weighted average shares outstanding — Diluted	10,141,395	10,228,687	10,208,810
Net income per share:
Basic	$1.28	$1.32	$0.97
Diluted	$1.28	$1.32	$0.96
For the years ended June 30, 2014, 2013 and 2012, 316,997, 311,253 and 305,850, respectively, unvested restricted shares were included in determining both basic and diluted earnings per share. There were no potential shares of common stock issuable upon exercise of stock options excluded from diluted income per share computations because none would be anti-dilutive for the years ended June 30, 2014, 2013 and 2012.

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
Pursuant to this stock repurchase program, during the three months ended September 30, 2013, the Company purchased 47,119 shares of its common stock at an average price of $18.51 per share for approximately $0.9 million. Previously, during the year ended June 30, 2013, the Company purchased 128,158 shares of its common stock at an average price of $16.55 per share for approximately $2.1 million. Total shares purchased pursuant to this stock repurchase program total 175,277 at an average price of $17.08. Shares purchased under the plan were cancelled upon repurchase. As of June 30, 2014, all authorized funds under the stock repurchase program have been expended.
(15) Restructuring Activities
Creonix Acquisition Related Restructuring
In conjunction with the fiscal 2013 Creonix acquisition, the Company consolidated the Creonix operations into the Company’s Brooksville, Florida facility. These integration activities consisted primarily of approximately $0.2 million of workforce severance and retention costs, less than $0.1 million of production transfer costs and less than $0.1 million of facility closing costs. Inception to date restructuring charges recognized within the Complex Systems segment of approximately $0.2 million were incurred as of September 30, 2013 related to these acquisition related restructuring activities. The Company does not expect to recognize any additional costs related to these restructuring activities. All cash expenditures related to these activities have been made as of June 30, 2014.
Summary of Restructuring Charges
The table below summarizes the nature and amount of all restructuring actions for the year ended June 30, 2014 (in thousands):

	Workforce Reduction (principally severance and retention bonuses)	Production Transfer	Facility Closing	Total
Accrual balance at June 30, 2013	44	—	—	44
Restructuring charges	111	68	9	188
Less: cash payments	(155)	(68)	(9)	(232)
Restructuring reversals	—	—	—	—
Accrual balance at June 30, 2014	$—	$—	$—	$—
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

Operating results and certain other financial information about the Company’s three reportable segments for the years ended June 30, 2014, 2013 and 2012 and as of June 30, 2014 and June 30, 2013 were as follows (in thousands):

	For the year ended June 30, 2014
	Medical	CS	DSS	Corporate and Other Unallocated	Eliminations	Total
Sales (a)	$162,648	$83,119	$109,134	$—	$(18,762)	$336,139
Gross profit	25,190	9,230	30,033	—	—	64,453
Operating income (loss)	12,561	4,106	19,943	(16,721)	—	19,889
Selling and administrative expenses	10,499	3,950	8,750	12,499	—	35,698
Internal research and development expenses	—	—	1,169	—	—	1,169
Restructuring charges	—	188	—	—	—	188
Depreciation/amortization	4,820	1,756	1,149	398	—	8,123
Capital expenditures	872	540	1,090	999	—	3,501

	For the year ended June 30, 2013
	Medical	CS	DSS	Corporate and Other Unallocated	Eliminations	Total
Sales (a)	$146,873	$60,649	$75,430	$—	$(18,325)	$264,627
Gross profit	21,287	6,388	17,760	—	—	45,435
Operating income (loss)	11,602	3,553	11,525	(10,639)	—	16,041
Selling and administrative expenses	8,114	2,776	4,935	10,626	—	26,451
Internal research and development expenses	—	—	1,300	—	—	1,300
Restructuring charges	—	55	—	—	—	55
Depreciation/amortization	3,258	645	626	232	—	4,761
Capital expenditures	1,369	1,197	996	310	—	3,872

	For the year ended June 30, 2012
	Medical	CS	DSS	Corporate and Other Unallocated	Eliminations	Total
Sales (a)	$110,894	$53,609	$76,980	$—	$(15,028)	$226,455
Gross profit	15,242	5,762	18,028	—	—	39,032
Operating income (loss)	8,685	2,985	12,945	(9,540)	—	15,075
Selling and administrative expenses	6,152	2,777	3,790	9,513	—	22,232
Internal research and development expenses	—	—	1,293	—	—	1,293
Restructuring charges	(30)	—	—	(38)	—	(68)
Depreciation/amortization	704	565	461	84	—	1,814
Capital expenditures	288	947	1,318	1,691	—	4,244

	As of June 30, 2014
	Medical	CS	DSS	Corporate and Other Unallocated	Eliminations	Total
Total assets	$91,348	$53,643	$35,033	$18,956	$—	$198,980

	As of June 30, 2013
	Medical	CS	DSS	Corporate and Other Unallocated	Eliminations	Total
Total assets	$95,776	$36,039	$16,952	$17,155	$—	$165,922

(a)	Intercompany sales primarily represent CS production of circuit boards that are then utilized in DSS product sales. These intercompany sales are eliminated in consolidation.
(17) Business, Geographic and Sales Concentration
Sales to individual customers in excess of 10% of total net sales for the years ended June 30, 2014, 2013 and 2012 were as follows:

	For the year ended June 30,
	2014	2013	2012
U.S. Navy (a)	19%	20%	21%
Fenwal Blood Technologies (b)	14%	20%	15%
Siemens Diagnostics (c)	*	*	11%

(*)Denotes sales were below 10% of total.

(a)	Sales to the United States Navy, including those made through the Company’s ERAPSCO joint venture, are included in the results of the Company’s DSS segment.
(b)Sales to Fenwal Blood Technologies are included in the results of the Company’s Medical segment.
(c)Sales to Siemens Diagnostics are included in the results of the Company’s Medical segment.
Net sales were made to customers located in the following countries (in thousands):

	For the year ended June 30,
	2014	2013	2012
United States	$295,966	$234,855	$182,534
Other foreign countries (a)	40,173	29,772	43,921
Consolidated total	$336,139	$264,627	$226,455

(a)	No other single country or currency zone accounted for 10% or more of export sales in the fiscal years ended June 30, 2014, 2013, or 2012.
ASW devices and related engineering contract services to the U.S. government and foreign countries contributed approximately $92.8 million (28%), $73.8 million (28%) and $76.3 million (34%), respectively, to total net sales for the fiscal years ended June 30, 2014, 2013 and 2012.
The Company’s investment in property, plant and equipment, which are located in the United States and Vietnam, are summarized, net of accumulated depreciation, as follows (in thousands):

	As of June 30, 2014	As of June 30, 2013
United States	$26,092	$26,331
Vietnam	2,431	2,573
Consolidated total	$28,523	$28,904

(18) Quarterly Results of Operations (Unaudited) (In thousands, except per share amounts):

	Quarter
	1st	2nd	3rd	4th
Year ended June 30, 2014
Net sales	$74,198	$84,562	$83,931	$93,448
Gross profit	12,194	14,977	16,426	20,856
Net income	2,286	3,484	4,246	2,971
Income per share - Basic	0.23	0.34	0.42	0.29
Income per share - Diluted	0.23	0.34	0.42	0.29
Year ended June 30, 2013
Net sales	$50,801	$67,254	$65,148	$81,424
Gross profit	8,000	12,095	10,125	15,215
Net income	1,457	4,841	1,536	5,636
Income per share - Basic	0.14	0.47	0.15	0.55
Income per share - Diluted	0.14	0.47	0.15	0.55
(19) Subsequent Event
On July 9, 2014, the Company completed the acquisition of Electronic Manufacturing Technology, LLC. (“eMT”). The purchase price of $18.5 million is subject to a final working capital adjustment and was financed through the use of borrowings under the Company's Credit Facility. The acquired business, which will be part of the Company's Complex Systems segment and which is expected to add $25 million (unaudited) in projected annualized revenue, is engaged in the contract services business of manufacturing electromechanical controls and electronic assemblies. Their customer profile includes international Fortune 1000 manufacturers of highly reliable industrial excimer laser products, laser eye surgery sub-assemblies, target simulators for space and aviation systems, power modules for computerized tomography products, test systems for commercial aerospace OEMs, and toll road antennas and control boxes.
The initial accounting for the acquisition is not complete pending detailed analyses of the facts and circumstances that existed as of the acquisition date.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)
Years Ended June 30,

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Allowance for Losses Acquired	Write-Offs/ Dispositions	Balance at End of Period
2014
Allowance for losses on accounts receivable	$61	$87	$57	$(79)	$126
2013
Allowance for losses on accounts receivable	$146	$128	$54	$(267)	$61
2012
Allowance for losses on accounts receivable	$65	$91	$—	$(10)	$146

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Second Amended Articles of Incorporation of the Registrant, incorporated herein by reference from the Registrant’s Proxy Statement on Form DEF 14A filed with the SEC on September 21, 2010.

3.2	Amended and Restated Code of Regulations of the Registrant, incorporated herein by reference from the Registrant’s Proxy Statement on Form DEF 14A filed with the SEC on September 21, 2010.

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

10.2
Consent and Amendment No. 1 to Credit and Guaranty Agreement dated August 30, 2013 among the Company, its subsidiaries and B.M.O. Harris Bank, N.A. and the Borrowers, incorporated by reference from Exhibit 10.2 to the Registrant's Annual Report on Form 10-K filed with the SEC on September 3, 2013.

10.3
Consent and Amendment No. 2 to Credit and Guaranty Agreement dated July 9, 2014 among the Company, its subsidiaries and B.M.O. Harris Bank, N.A. and the Borrowers, incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 10-K filed with the SEC on July 11, 2014.

10.4†	Sparton Short-Term Incentive Plan, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2009.

10.5†	2010 Long-Term Stock Option Incentive Plan, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2009.

10.6†
Amendment to the Sparton Corporation 2010 Long-Term Incentive Plan dated June 24, 2010, incorporated by reference from Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed with the SEC on September 7, 2011.

10.7*†	Second Amendment to the Sparton Corporation 2010 Long-Term Incentive Plan dated June 24, 2010.

10.8†
Form of Grant of Restricted Stock under Sparton Corporation’s Long-Term Incentive Plan, incorporated by reference from Exhibit 10.9 to the Registrant's Annual Report on Form 10-K filed with the SEC on September 5, 2012.

10.9†
Employment Agreement dated June 30, 2014, by and between the Company and Cary B. Wood, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2014.

10.10†
Employment Agreement dated November 6, 2012 by and between the Company and Mark Schlei, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 13, 2012.

10.11†
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
10.15†
Employment Agreement dated December 8, 2008 by and between the Company and Steven Korwin, incorporated by reference from Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the SEC on September 7, 2011.

10.16†
First Amendment to Executive Employment Agreement, effective as of September 17, 2012, by and between the Company and Steven Korwin, incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2012.

10.17
Lease Extension and Amendment Agreement dated May 1, 2010 between Sparton Technology, Inc. and 9621 Coors, L.L.C., guaranteed by Albuquerque Motor Company, Inc., incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2010.

10.18
Option Agreement dated May 1, 2010 by and between Sparton Technology, Inc. and 9621 Coors, L.L.C., guaranteed by Albuquerque Motor Company, Inc., incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2010.

10.19
Unit Purchase Agreement dated November 2, 2012 between Everett Smith Group, Ltd. and Sparton Onyx, LLC, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 7, 2012.

10.20*1	Solicitation, Offer and Award with an effective date of July 16, 2014 issued by the Naval Warfare Center to ERAPSCO.

10.21*1	Amendment of Solicitation/Modification of Contract with an effective date of July 28, 2014 issued by the Naval Warfare Center to ERAPSCO.

10.22*1	Amendment of Solicitation/Modification of Contract with an effective date of August 25, 2014 issued by the Naval Warfare Center to ERAPSCO.

10.23*1	Order for Supplies or Services with an effective date of July 17, 2014 issued by the Naval Warfare Center to ERAPSCO.

10.24*1	Amendment of Solicitation/Modification of Contract with an effective date of August 5, 2014 2014 issued by the Naval Warfare Center to ERAPSCO.

10.25*1	Subcontract with an effective date of July 17, 2014 between Sparton DeLeon Springs, LLC and ERAPSCO.

21.1*	Subsidiaries of Sparton Corporation.

23.1*	Consent of BDO USA, LLP.

31.1*	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

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
1    Confidential treatment has been requested with respect to the redacted portions of this exhibit.