Form 10-Q
period 2014-09-30
SPARTON CORP
filed 2014-11-04
CIK 92679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

As of October 22, 2014, there were 10,062,125 shares of common stock, $1.25 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SPARTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	September 30, 2014	June 30, 2014 (a)
Assets
Current Assets:
Cash and cash equivalents	$6,546	$8,028
Accounts receivable, net of allowance for doubtful accounts of $111 and $126, respectively	40,239	48,697
Inventories and cost of contracts in progress, net	57,201	53,372
Deferred income taxes	3,811	3,813
Prepaid expenses and other current assets	4,684	2,654
Total current assets	112,481	116,564
Property, plant and equipment, net	29,288	28,523
Goodwill	31,986	28,189
Other intangible assets, net	27,081	20,041
Deferred income taxes — non-current	1,218	1,192
Other non-current assets	5,081	4,471
Total assets	$207,135	$198,980
Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$—	$900
Accounts payable	17,937	16,543
Accrued salaries and wages	7,935	7,854
Accrued health benefits	1,879	1,538
Performance based payments on customer contracts	10,095	3,196
Other accrued expenses	9,851	11,090
Total current liabilities	47,697	41,121
Long-term debt — non-current portion	42,000	40,100
Environmental remediation — non-current portion	7,502	7,644
Total liabilities	97,199	88,865
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, no par value; 200,000 shares authorized, none issued	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 10,062,125 and 10,129,031 shares issued and outstanding, respectively	12,578	12,661
Capital in excess of par value	19,166	19,478
Retained earnings	79,140	78,944
Accumulated other comprehensive loss	(948)	(968)
Total shareholders’ equity	109,936	110,115
Total liabilities and shareholders’ equity	$207,135	$198,980

(a)	Derived from the Company’s audited financial statements as of June 30, 2014.
See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended
	September 30, 2014	September 30, 2013
Net sales	$77,025	$74,301
Cost of goods sold	64,211	62,004
Gross profit	12,814	12,297
Operating Expense:
Selling and administrative expenses	10,599	7,645
Research and development expenses	100	389
Amortization of intangible assets	1,301	598
Restructuring charges	—	188
Other operating income, net	(15)	(3)
Total operating expense, net	11,985	8,817
Operating income	829	3,480
Other income (expense):
Interest expense	(746)	(158)
Interest income	2	2
Other, net	146	69
Total other expense, net	(598)	(87)
Income before provision for income taxes	231	3,393
Provision for income taxes	35	1,107
Net income	$196	$2,286
Income per share of common stock:
Basic	$0.02	$0.23
Diluted	$0.02	$0.23
Weighted average shares of common stock outstanding:
Basic	9,960,817	10,072,694
Diluted	9,985,111	10,104,089
See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars in thousands)

	For the Three Months Ended
	September 30, 2014	September 30, 2013
Net income	$196	$2,286
Amortization of unrecognized net actuarial loss, net of tax benefit of $12 and $16 for the three months ended September 30, 2014 and 2013, respectively	20	30
Other comprehensive income, net of tax	20	30
Comprehensive income	$216	$2,316

SPARTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	For the Three Months Ended
	September 30, 2014	September 30, 2013
Cash Flows from Operating Activities:
Net income	$196	$2,286
Adjustments to reconcile net income to net cash provided (used in) by operating activities:
Depreciation	1,118	1,123
Amortization of intangible assets	1,340	598
Deferred income tax benefit	(36)	(122)
Stock-based compensation expense	449	297
Excess tax benefit of stock-based compensation	(974)	(460)
Other	451	36
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	12,882	2,715
Inventories and cost of contracts in progress	1,848	(1,299)
Prepaid expenses and other assets	(469)	165
Performance based payments on customer contracts	6,898	(7,536)
Accounts payable and accrued expenses	(5,086)	(3,098)
Net cash provided by (used in) operating activities	18,617	(5,295)
Cash Flows from Investing Activities:
Acquisition of businesses, net of cash acquired and post-closing adjustments	(18,260)	(15,000)
Purchases of property, plant and equipment	(1,013)	(474)
Proceeds from sale of property, plant and equipment	—	37
Net cash used in investing activities	(19,273)	(15,437)
Cash Flows from Financing Activities:
Borrowings of long-term debt	20,014	25,500
Repayment of long-term debt	(19,014)	(7,035)
Payment of debt financing costs	(982)	—
Repurchase of stock	(1,830)	(1,559)
Proceeds from the exercise of stock options	12	—
Excess tax benefit from stock-based compensation	974	460
Net cash provided by (used in) financing activities	(826)	17,366
Net decrease in cash and cash equivalents	(1,482)	(3,366)
Cash and cash equivalents at beginning of period	8,028	6,085
Cash and cash equivalents at end of period	$6,546	$2,719
Supplemental disclosure of cash flow information:
Cash paid for interest	$291	$153
Cash paid for income taxes	$1,529	$338
Supplemental disclosure of non-cash investing activities:
Accounts receivable recognized in relation to acquisition purchase consideration adjustments	$216	$105
Accounts payable recognized in relation to acquisition purchase consideration adjustments	$616	$357
See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(Dollars in thousands)

	Three Months Ended September 30, 2014
	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at June 30, 2014	10,129,031	$12,661	$19,478	$78,944	$(968)	$110,115
Issuance of stock	15,149	19	(19)	—	—	—
Forfeiture of restricted stock	(15,313)	(19)	19	—	—	—
Repurchase of stock	(68,142)	(85)	(1,745)	—	—	(1,830)
Exercise of stock options	1,400	2	10	—	—	12
Stock-based compensation	—	—	449	—	—	449
Excess tax benefit from stock-based compensation	—	—	974	—	—	974
Comprehensive income, net of tax				196	20	216
Balance at September 30, 2014	10,062,125	12,578	19,166	79,140	(948)	109,936

	Three Months Ended September 30, 2013
	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at June 30, 2013	10,095,716	$12,619	$18,751	$65,957	$(1,255)	$96,072
Issuance of stock	81,719	102	(102)	—	—	—
Forfeiture of restricted stock	(3,344)	(4)	4	—	—	—
Repurchase of stock	(76,880)	(96)	(1,463)	—	—	(1,559)
Exercise of stock options	—	—	—	—	—	—
Stock-based compensation	—	—	297	—	—	297
Excess tax benefit from stock-based compensation			460			460
Comprehensive income, net of tax	—	—	—	2,286	30	2,316
Balance at September 30, 2013	10,097,211	12,621	17,947	68,243	(1,225)	97,586
See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Business and Basis of Presentation
Sparton Corporation and subsidiaries (the “Company” or “Sparton”) has been in continuous existence since 1900. It was last reorganized in 1919 as an Ohio corporation. The Company is a provider of design, development, and manufacturing services for complex electromechanical devices, as well as sophisticated engineered products complementary to the same electromechanical value stream. The Company serves the Medical & Biotechnology, Military & Aerospace and Industrial & Commercial markets through two reportable business segments; Manufacturing & Design Services (“MDS”) and Engineered Components & Products (“ECP”). Financial information by segment is presented in Note 14. All of the Company's facilities are certified to one or more of the ISO/AS standards, including ISO 9001, AS9100 or ISO 13485, with most having additional certifications based on the needs of the customers they serve. The Company's products and services include offerings for Original Equipment Manufacturers (“OEM”) and Emerging Technology (“ET”) customers that utilize microprocessor-based systems which include transducers, printed circuit boards and assemblies, sensors, and electromechanical components, as well as development and design engineering services relating to these product sales. Sparton also develops and manufactures sonobuoys, anti-submarine warfare (“ASW”) devices used by the United States Navy as well as foreign countries friendly to the U.S. and manufactures ruggedized flat panel display systems for military panel PC workstations, air traffic control and industrial applications. Many of the physical and technical attributes in the production of these proprietary products are similar to those required in the production of the Company's other electrical and electromechanical products and assemblies.

The unaudited condensed financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial information presented herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, which includes information and disclosures not presented herein. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications of prior period amounts have been made to conform to the current year presentation. Subsequent events have been evaluated through the date these financial statements were issued. In the opinion of management, the unaudited condensed consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year 2015.

(2) Acquisitions

Fiscal Year 2015
Electronic Manufacturing Technology, LLC. — On July 9, 2014, the Company completed the acquisition of Electronic Manufacturing Technology, LLC (“eMT”), located in Irvine, CA. The purchase price of $20.0 million, which included $1.5 million of acquired cash, is subject to certain post-closing adjustments and was financed through the use of borrowings under the Company's Credit Facility. The transaction includes a $2.4 million escrowed holdback which is available to fund any potential post-closing working capital adjustment and potential seller indemnification obligations in relation to the acquisition agreement.
The acquired business, which is part of the Company's Manufacturing and Design services segment and which is expected to add $25 million (unaudited) in projected annualized revenue, is engaged in the contract services business of manufacturing electromechanical controls and electronic assemblies. Their customer profile includes international Fortune 1000 manufacturers of highly reliable industrial excimer laser products, laser eye surgery sub-assemblies, target simulators for space and aviation systems, power modules for computerized tomography products, test systems for commercial aerospace OEMs, and toll road antennas and control boxes.
The Company is in the process of reviewing the preliminary valuations of certain working capital items. The following table represents the preliminary allocation of the total consideration to assets acquired and liabilities assumed in the acquisition of eMT based on Sparton’s preliminary estimate of their respective fair values at the acquisition date (in thousands):

Closing purchase consideration:	$20,000
Accounts receivable recognized in relation to post closing income tax adjustment	(216)
Estimated additional consideration payable for post closing working capital adjustment	616
Total purchase consideration	$20,400
Assets acquired and liabilities assumed:
Cash	$1,504
Accounts receivable, net	4,444
Inventory	5,677
Other current assets	27
Property, plant and equipment	870
Customer relationships	5,620
Non-compete agreements	2,680
Tradenames	80
Goodwill	3,797
Other long term assets	30
Accounts payable	(3,636)
Other current liabilities	(693)
Total assets acquired and liabilities assumed	$20,400
The eMT acquisition has resulted in approximately $3.8 million of goodwill, which is expected to be deductible for tax purposes and has been assigned entirely to the Company’s MDS segment. The Company believes goodwill primarily relates to strategic fit, resulting synergies and the acquired workforce that this business brings to existing operations. The fair values of acquired identifiable intangible assets have been determined to be Level 3 under the fair value hierarchy and have been estimated based on projected future cash flows and customer attrition rates, discounted using an estimated weighted average cost of capital. The customer relationships are being amortized using an accelerated methodology over ten years. The non-compete agreements are being amortized using a straight-line methodology over five years. Trade names and trademarks are being amortized using a straight-line methodology over one year.
Included in the Company’s Condensed Consolidated Statements of Income for the quarter ended September 30, 2014 are net sales of approximately $6.1 million and income before provision for income taxes of approximately $0.6 million, since the July 9, 2014 acquisition of eMT.
The Company incurred legal, professional and other costs related to this acquisition aggregating approximately $0.6 million for the three months ended September 30, 2014. These costs were recognized as selling and administrative expenses and reflected as non-segment corporate and other unallocated costs.

Fiscal Year 2014
Aubrey Group, Inc. — On March 17, 2014, the Company completed the acquisition of Aubrey Group, Inc. ("Aubrey”), located in Irvine, CA, in a $5.0 million all-cash transaction after settlement of an approximate $0.2 million post-closing working capital adjustment during the first quarter of fiscal 2015. Additional consideration of approximately $0.6 million was paid at closing for cash of the business in excess of net customer deposits held by the Aubrey. The transaction was financed through the use of borrowings under the Company's Credit Facility. The transaction includes an approximate $0.5 million escrowed holdback which funded the post-closing working capital adjustment and is available to fund any potential seller indemnification obligations in relation to the acquisition agreement.
The acquired business, a design and manufacturing company, which is part of the MDS segment, develops new products for OEMs in the Medical and Biotechnological markets. Inventors, entrepreneurs, and industry leading OEMs utilize Aubrey Group's design and engineering teams to develop innovative solutions in a timely manner, delivering its clients' new products into the marketplace faster and more cost effectively.
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

The acquired business, which is part of the Company's MDS segment, develops electronic or electro-mechanical controls and electronic assemblies. Their customer profile includes international Fortune 1000 manufacturers of industrial control systems, analytical instruments, measuring and detecting equipment and military, defense and Homeland Security equipment.
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
The acquired business, which is part of the Company's ECP segment, develops enhanced flat panel display and touch-screen solutions with application-critical performance criteria including ruggedization, high resolution, color accuracy, response/refresh times, sunlight readability and other criteria such as magnetic interference and emanations security for the Military & Aerospace and Civil Marine markets. These products are currently specified in the U.S. Navy P8A Poseidon ASW aircraft behind-the-cockpit control center, the command and control centers of many U.S. Navy ships, Federal Aviation Administration air traffic control systems, and cockpit command centers for various civil marine applications. The acquired business will continue to operate as Aydin Displays.
Pro Forma Results — The following table summarizes, on a pro forma basis, the combined results of operations of the Company and the acquired businesses of eMT as though the acquisition had occurred as of July 1, 2013 and Aydin, Beckwood and Aubrey as though the acquisitions had occurred as of July 1, 2012. The pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the acquisition occurred as of July 1, 2013 and 2012, respectively, or of future consolidated operating results (in thousands, except per share amounts):

	For the Three Months Ended
	September 30, 2014	September 30, 2013
Net sales	$77,415	$88,911
Income before provision for income taxes	$34	$4,035
Net income	$17	$3,092
Net income per share — basic	$—	$0.31
Net income per share — diluted	$—	$0.31
Pro forma results presented above primarily reflect: (1) incremental depreciation relating to fair value adjustments to property, plant and equipment; (2) amortization adjustments relating to fair value estimates of intangible assets; (3) elimination of interest expense relating to debt paid off in conjunction with the transaction; (4) incremental interest expense on assumed indebtedness and amortization of capitalized financing costs incurred in connection with the transactions; and (5) additional cost of goods sold relating to the capitalization of gross profit recognized in the year of acquisition as part of purchase accounting recognized for purposes of the pro forma as if it was recognized during the preceding year. Pro forma adjustments described above have been tax effected using Sparton's effective rate during the respective periods.

(3) Inventories and Cost of Contracts in Progress

The following are the major classifications of inventory, net of interim billings, at September 30, 2014 and June 30, 2014 (in thousands):

	September 30, 2014	June 30, 2014
Raw materials	$48,716	$40,535
Work in process	15,758	10,609
Finished goods	5,157	10,188
Total inventory and cost of contracts in progress, gross	69,631	61,332
Inventory to which the U.S. government has title due to interim billings	(12,430)	(7,960)
Total inventory and cost of contracts in progress, net	$57,201	$53,372

The Company recorded inventory write-downs totaling $0.1 million and less than $0.1 million for each of the three months ended September 30, 2014 and 2013, respectively. These charges are included in cost of goods sold for the periods presented.
(4) Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following at September 30, 2014 and June 30, 2014 (in thousands):

	September 30, 2014	June 30, 2014
Land and land improvements	$1,429	$1,429
Buildings and building improvements	25,932	25,779
Machinery and equipment	30,838	29,480
Construction in progress	2,269	1,893
Total property, plant and equipment	60,468	58,581
Less accumulated depreciation	(31,180)	(30,058)
Total property, plant and equipment, net	$29,288	$28,523

(5) Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of the net assets acquired in conjunction with the Company’s purchases of Astro Instrumentation, LLC (“Astro”) in May 2006, Byers Peak, Incorporated (“Byers Peak”) in March 2011, Onyx EMS, LLC ("Onyx") in November 2012, Creonix in June 2013, Aydin in August 2013, Beckwood in December 2013, Aubrey in March 2014 and eMT in July 2014. Goodwill related to Astro, Byers Peak, Onyx, Aubrey, Creonix, Beckwood and eMT are reflected within the Company’s Manufacturing and Design Services operating segment. Goodwill related to Aydin Displays is reflected within the Company's Engineered and Components Products operating segment. Changes in the carrying value of goodwill for the three months ended September 30, 2014 and year ended June 30, 2014 and the ending composition of goodwill as of September 30, 2014 and June 30, 2014 are as follows (in thousands):

	September 30, 2014
	Manufacturing and Design Services	Engineered Components and Products	Total
Goodwill, beginning of period	$26,008	$2,181	$28,189
Additions to goodwill during the period	3,797	—	3,797
Goodwill, end of period	$29,805	$2,181	$31,986

	June 30, 2014
	Manufacturing and Design Services	Engineered Components and Products	Total
Goodwill, beginning of period	$14,767	$—	$14,767
Additions to goodwill during the period	11,241	2,181	13,422
Goodwill, end of period	$26,008	$2,181	$28,189

	September 30, 2014
	Manufacturing and Design Services	Engineered Components and Products	Total
Acquired Goodwill	$42,958	$2,181	$45,139
Accumulated impairment	(13,153)	—	(13,153)
Goodwill	$29,805	$2,181	$31,986

	June 30, 2014
	Manufacturing and Design Services	Engineered Components and Products	Total
Acquired Goodwill	$39,161	$2,181	$41,342
Accumulated impairment	(13,153)	—	(13,153)
Goodwill	$26,008	$2,181	$28,189

Other intangible assets represent the values assigned to customer relationships acquired in conjunction with the Company’s purchases of Astro, Byers Peak, Onyx, Creonix, Aydin, Beckwood, and eMT, values assigned to non-compete agreements acquired in conjunction with the Company’s purchase of Onyx, Beckwood, Aubrey, and eMT, values assigned to trademarks and tradenames acquired in conjunction with the Company's purchase of Aydin and eMT, and unpatented technology acquired with the Company's purchase of Aydin. The amortization periods, gross carrying amounts, accumulated amortization, accumulated impairments and net carrying values of intangible assets at September 30, 2014 and June 30, 2014 are as follows (in thousands):

	Amortization Period in Months		Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Net Carrying Value
	September 30, 2014
Amortized intangible assets:
Non-compete agreements	24 -	60	$3,100	$(166)	$—	$2,934
Customer relationships	120 -	180	35,490	(8,383)	(3,663)	23,444
Trademarks/Tradenames	12 -	120	260	(33)	—	227
Unpatented Technology		84	650	(174)		476
			$39,500	$(8,756)	$(3,663)	$27,081
	June 30, 2014
Amortized intangible assets:
Non-compete agreements	24 -	60	$420	$(46)	$—	$374
Customer relationships	120 -	180	29,870	(7,220)	(3,663)	18,987
Trademarks/Tradenames		120	$180	$(15)	$—	165
Unpatented Technology		84	$650	$(135)	$—	515
			$31,120	$(7,416)	$(3,663)	$20,041

Sparton did not incur any significant costs to renew or alter the term of its intangible assets during the three months ended September 30, 2014. Amortization expense for the three months ended September 30, 2014 and 2013 was approximately $1.3 million and $0.6 million, respectively. A portion of fiscal 2015 amortization is included in cost of goods sold on the condensed consolidated statement of income. Aggregate amortization expense relative to existing intangible assets for the periods shown is currently estimated to be as follows (in thousands):

Fiscal Year Ending June 30,
2015	$5,544
2016	5,052
2017	4,446
2018	3,900
2019	3,326
Thereafter	6,153
Total	$28,421

(6) Debt

Debt consists of the following at September 30, 2014 and June 30, 2014 (in thousands):

	September 30, 2014	June 30, 2014
Borrowings under revolving credit facilities	42,000	41,000
Less: current portion	—	(900)
Long-term debt, net of current portion	$42,000	$40,100

Credit Facility

On September 11, 2014, the Company replaced its previous credit facility with a new $200.0 million revolving line-of-credit facility with a group of banks (the “Credit Facility”) to fund future acquisitions and to support the Company’s working capital needs and other general corporate purposes. The Credit Facility expires on September 11, 2019, is secured by substantially all assets of the Company and provides for up to an additional $100.0 million in uncommitted loans.

Outstanding borrowings under the Credit Facility will bear interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six month periods, plus 1.00% to 1.75%, or at the bank’s base rate, as defined, plus 0.00% to 0.75%, based upon the Company’s Total Funded Debt/EBITDA Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the Credit Facility ranging from 0.20% to 0.35%, based on the Company’s Total Funded Debt/EBITDA Ratio, as defined. The Credit Facility includes representations, covenants and events of default that are customary for financing transactions of this nature.

As a condition of the Credit Facility, the Company is subject to certain customary covenants, which it was in compliance with at September 30, 2014. The Company had $42.0 million of borrowings drawn against the Credit Facility at September 30, 2014 and additionally had certain letters of credit outstanding totaling $0.6 million.

(7) Fair Value Measurements

The fair value of the Company's Credit Facility debt at September 30, 2014 and June 30, 2014 approximated its carrying value of $42.0 million and $41.0 million, respectively, as the rates on these borrowings are variable in nature. In relation to the acquisitions of Aydin, Beckwood, Aubrey, and eMT, the Company estimated the fair value of the assets acquired and liabilities assumed at acquisition date. See Note 2 for a further discussion of these estimated fair values. The fair value of accounts receivable and accounts payable approximated their carrying values at both September 30, 2014 and June 30, 2014.

(8) Income Taxes
The Company recognized a discrete income tax benefit of less than $0.1 million for the three months ended September 30, 2014 in relation to the application of a change in the Company's state apportionment factors resulting from the acquisition of eMT. Excluding this discrete benefit, the Company recognized an income tax provision of approximately $0.1 million or approximately 33.7% of income before provision for income taxes, for the three months ended September 30, 2014 compared to approximately $1.1 million, or approximately 32.6% of income before provision for income taxes, for the three months ended September 30, 2013. The Company’s effective income tax rate for the interim periods presented is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the Federal statutory income tax rate primarily due to applicable permanent differences, foreign income taxes and state income taxes.
(9) Defined Benefit Pension Plan
As of September 30, 2014, approximately 400 employees and retirees of the Company were covered by a defined benefit pension plan. Effective April 1, 2009, participation and the accrual of benefits in this pension plan were frozen, at which time all participants became fully vested and all prior service costs were recognized. The components of net periodic pension expense are as follows for the three months ended September 30, 2014 and 2013 (in thousands):

	For the Three Months Ended
	September 30, 2014	September 30, 2013
Service cost	$—	$—
Interest cost	89	86
Expected return on plan assets	(131)	(129)
Amortization of prior service cost	—	—
Amortization of unrecognized net actuarial loss	32	46
Net pension expense (income)	(10)	3
Pro rata recognition of lump-sum settlements	—	—
Total pension expense (income)	$(10)	$3

The Company’s policy is to fund the plan based upon legal requirements and tax regulations. During the three months ended September 30, 2014 and 2013, zero and less than $0.1 million, respectively, was contributed to the pension plan. For further information on future funding projections and other pension disclosures see Part II, Item 8, Note 10 “Employee Retirement Benefit Plans” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

(10) Commitments and Contingencies
Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Although the Company entered into a long-term lease of the Coors Road property that was accounted for as a sale of property during fiscal 2010, it remains responsible for the remediation obligations related to its past operation of this facility. During the fourth quarter of fiscal 2014, Sparton completed a review of its remediation plan, which included remediation methods currently in use, desired outcomes, progress to date, anticipated progress over the next sixteen years, and estimated costs to complete the remediation plan by fiscal 2030, following the terms of a March 2000 consent decree. The Company’s minimum cost estimate is based upon existing technology and excludes certain legal costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements. During this latest review, the Company found: additional concentrations of contaminants on-site that required clean-up actions previously not included within the remediation plan; progress to date on the removal of certain other on-site contaminants was taking place slower than previously anticipated; and that certain efficiencies regarding periodic reporting were not being realized as had been previously anticipated. The discovery of additional on-site contaminants, slower than expected removal rates of other on-site contaminants, and continued high periodic reporting costs added significant additional costs to the remediation project that are expected to continue for a number of years. As a result, the remaining estimated minimum future undiscounted costs of this financial liability increased to $8.2 million at June 30, 2014, thereby requiring a $4.2 million non-cash charge against operations in the fourth quarter of fiscal 2014. As of September 30, 2014, the remaining estimated minimum future undiscounted costs of this financial liability is $8.1 million. This charge is net of United States Department of Energy (“DOE”) reimbursements of $1.5 million expected to take place in future years, under the fiscal 2003 agreement between the Company and the DOE, as further explained below. Of the $8.1 million financial liability, $0.6 million is classified as a current liability and included on the balance sheet in other accrued expenses.
In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8.4 million incurred from the date of settlement, of which approximately $5.5 million has been expended as of September 30, 2014 toward the $8.4 million threshold. It is expected that the DOE reimbursements will commence in the years after fiscal 2020. At June 30, 2014, the Company recognized a $1.5 million long-term asset in relation to these expected reimbursements. The $1.5 million DOE receivable is included in other non-current assets on the balance sheet. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At September 30, 2014, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded, could be up to $3.1 million before income taxes over the next sixteen years, with such amount expected to be offset by related reimbursement from the DOE of $1.0 million.
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

2010 Plan. Under the 2010 Plan, the Company may grant to employees, officers and directors of the Company or its subsidiaries incentive and non-qualified stock options, stock appreciation rights, restricted stock or restricted stock units, performance awards and other stock-based awards, including grants of shares. Stock options issued to date under the 2010 Plan have ten-year lives and vest annually over four years. Restricted stock and restricted stock unit awards granted to date to employees under the 2010 Plan vest annually over four years, in some cases subject to achievement of certain financial performance metrics in addition to the service requirements. Unrestricted stock awards granted to date under the 2010 Plan represent annual stock grants to directors as a component of their overall compensation. The 2010 Plan has a term of ten years. The total number of shares that may be awarded under the 2010 Plan is 1,000,000 shares of common stock, of which amount, 499,263 shares remain available for awards as of September 30, 2014.

The following table shows stock-based compensation expense by type of share-based award for the three ended September 30, 2014 and 2013, respectively, included in the condensed consolidated statements of income (in thousands):

	For the Three Months Ended
	September 30, 2014	September 30, 2013
Fair value expense of stock option awards	$38	$—
Restricted stock units	76	—
Restricted and unrestricted stock	335	297
Total stock-based compensation	$449	$297

The following table shows the total remaining unrecognized compensation cost related to stock options, restricted stock units and restricted stock, as well as the weighted average remaining required service period over which such costs will be recognized as of September 30, 2014:

	Total Remaining Unrecognized Compensation Cost	Weighted Average Remaining Required Service Period
	(in thousands)	(in years)
Fair value expense of stock option awards	$814	2.41
Restricted stock units	1,652	2.41
Restricted stock	1,319	2.04
	$3,785	2.26

During the three months ended September 20, 2014, the Company awarded and aggregate of 92,695 stock options to certain members of management with a weighted average exercise price of $26.77. The fair value of each stock option is estimated at the grant date using the Black-Scholes option pricing method. The table below outlines the weighted average assumptions used for the options granted during the three months ended September 30, 2014.

Weighted Average
Risk free interest rate	2.06%
Volatility	34.10%
Dividend yield	—%
Expected life in years	6.25
Fair value price	$10.01
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
The Company did not grant any stock options during the three months ended September 30, 2013.

The following is a summary of activity for the three months ended September 30, 2014 related to the Company's stock options granted under its long-term incentive plans:

	Number of Options	Weighted Average Exercise Price

Options outstanding at June 30, 2014	38,543	$8.57
Granted	92,695	26.77
Exercised	(1,400)	8.57
Forfeited	—	—
Expired	—	—
Options outstanding at September 30, 2014	129,838	$21.56
Exercisable at September 30, 2014	37,143	$8.57

The following is a summary of options outstanding and exercisable at September 30, 2014.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractural Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number Exercisable	Weighted Average Remaining Contractural Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$8.57	37,143	0.58	$8.57		37,143	0.58	$8.57
$26.25-$26.86	92,695	9.92	26.76		—	0	—
	129,838	7.25	$21.57	597	37,143	0.58	$8.57	597

The intrinsic value of options exercised during the three months ended September 30, 2014 was less than $0.1 million. No options were exercised during the three months ended September 30, 2013.

The following is a summary of activity for the three months ended September 30, 2014 related to restricted shares, unrestricted shares and restricted stock units granted under the Company’s long-term incentive plans:

	Shares	Weighted Average Grant Date Fair Value
Restricted shares at June 30, 2014	316,997	$12.38
Granted	85,493	26.68
Vested	(160,815)	10.14
Forfeited	(15,313)	17.27
Restricted shares and restricted stock units at September 30, 2014	226,362	$19.05

The total fair value of restricted stock vested in the three months ended September 30, 2014 and 2013 was approximately $4.3 million and $1.6 million, respectively.
(12) Earnings Per Share Data

The Company calculates basic net income available to common shareholders per share by dividing net income available to common shareholders by the weighted-average number of common shares and participating securities outstanding during the period. Diluted net income available to common shareholders per share takes into account the dilutive effect of additional potential common shares issued or issuable under our stock-based compensation plan and are determined using the treasury stock method. Unvested participating restricted shares, which contain non-forfeitable rights to dividends whether paid or unpaid, are included in the number of shares outstanding for both basic and diluted earnings per share calculations. Unvested contingently issuable participating restricted shares are excluded from basic earnings per share. In the event of a net loss, all unvested participating restricted stock awards are excluded from the calculation of both basic and diluted loss per share.

Earnings per share calculations, including net income available to common shareholders and weighted average number of shares of common stock outstanding used in calculating basic and diluted income per share, for the three months ended September 30, 2014 and 2013 are as follows:

	For the Three Months Ended
	September 30, 2014	September 30, 2013
Numerator (in thousands):
Net income	$196	$2,286
Less net income allocated to contingently issuable participating securities	(3)	—
Net income available to common shareholders	$193	$2,286

Weighted average shares outstanding – Basic	9,960,817	10,072,694
Dilutive effect of stock options	24,294	31,395
Weighted average shares outstanding – Diluted	9,985,111	10,104,089

Net income available to common shareholders per share:
Basic	$0.02	$0.23
Diluted	$0.02	$0.23

For the three months ended September 30, 2014 and 2013, 175,666 and 312,758, respectively, of unvested participating restricted shares were included in determining both basic and diluted earnings per share. Potential common shares excluded from the calculation of diluted net income per share because they were either contingently issuable or their inclusion would be anti-dilutive were 304,037 for the three months ended September 30, 2014. No potential shares of common stock were excluded from diluted income per share computations for the three months ended September 30, 2013.
(13) Stock Repurchase Plans
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
Pursuant to this stock repurchase program, during the three months ended September 30, 2013, the Company purchased 47,119 shares of its common stock at an average price of $18.51 per share for approximately $0.9 million. Previously, during the year ended June 30, 2013, the Company purchased 128,158 shares of its common stock at an average price of $16.55 per share for approximately $2.1 million. Total shares purchased pursuant to this stock repurchase program total 175,277 at an average price of $17.08. Shares purchased under the plan were cancelled upon repurchase. As of June, 2014, all authorized funds under the stock repurchase program were expended.
On October 22, 2014, the Company’s Board of Directors approved a repurchase by the Company of up to $5.0 million of shares of its common stock. The Company has been authorized to purchase shares from time to time in open market, block transactions and privately negotiated transactions. The stock repurchase program does not require the Company to repurchase any specific number of shares.

(14) Business Segments
The Company is a provider of complex and sophisticated electromechanical devices with capabilities that include concept development, design and manufacturing engineering, production, distribution, and field service. The Company serves the Medical & Biotechnology, Military & Aerospace and Industrial & Commercial markets through two reportable business segments; Manufacturing & Design Services and Engineered Components & Products. Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in assessing performance and allocating resources. During the first quarter of fiscal 2015, the Company changed its reportable segments to align with the way it internally reports and manages the business. The prior reportable segments of Medical and Complex Systems have been combined and are referred to as Manufacturing & Design

Services or "MDS". The MDS segment represents the Company's contract manufacturing and design services where the customer owns the related intellectual property. The prior DSS reportable segment remains unchanged and is now referred to as Engineered Components & Products or "ECP". The ECP segment represents the Company's manufacturing and design services where the Company owns the related intellectual property. The Company has restated the prior period to conform to the current year's presentation.
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
Manufacturing and Design Services segment operations are comprised of contract design, manufacturing and aftermarket repair and refurbishment of sophisticated printed circuit card assemblies, sub-assemblies, full product assemblies, and cable/wire harnesses for customers seeking to bring their intellectual property to market. Customers include OEM and ET customers serving the Medical & Biotechnology, Military & Aerospace and Industrial & Commercial markets. In manufacturing for its customers, this segment adheres to very strict military and aerospace specifications, Food and Drug Administration (“FDA”) guidelines and approvals, in addition to product and process certifications.
Engineered Components and Products segment operations are comprised of design, development and production of proprietary products for both domestic and foreign defense as well as commercial needs. Sparton designs and manufactures anti-submarine warfare ("ASW") devices known as sonobuoys for the U.S. Navy and foreign governments that meet Department of State licensing requirements. This segment also performs an engineering development function for the United States military and prime defense contractors for advanced technologies ultimately leading to future defense products as well as replacements for existing products. The sonobuoy product line is built to stringent military specifications. These products are restricted by International Tariff and Arms Regulations (“ITAR”) and qualified by the U.S. Navy, which limits opportunities for competition. Sparton is also a provider of ruggedized flat panel display systems for military panel PC workstations, air traffic control and industrial applications. Ruggedized displays are manufactured for prime contractors to specific military grade specifications. Additionally, this business unit internally develops and markets commercial products for underwater acoustics and microelectromechanical (“MEMS”)-based inertial measurement.

Operating results and certain other financial information about the Company’s two reportable segments for the three months ended September 30, 2014 and 2013 and as of September 30, 2014 and June 30, 2014 were as follows (in thousands):

	For the Three Months Ended September 30, 2014
	Manufacturing and Design Services	Engineered Components and Products	Corporate and Other Unallocated	Eliminations	Total
Sales	$56,251	$23,069	$—	$(2,295)	$77,025
Gross profit	$7,086	$5,728	$—	$—	$12,814
Operating income (loss)	$2,106	$3,266	$(4,543)	$—	$829
Selling and administrative expenses	$3,729	$2,312	$4,558	$—	$10,599
Research and development expenses	$—	$100	$—	$—	$100
Restructuring Charges	$—	$—	$—	$—	$—
Depreciation/amortization	$2,059	$292	$107	$—	$2,458
Capital expenditures	$400	$462	$151	$—	$1,013

	For the Three Months Ended September 30, 2013
	Manufacturing and Design Services	Engineered Components and Products	Corporate and Other Unallocated	Eliminations	Total
Sales	$59,617	$17,893	$—	$(3,209)	$74,301
Gross profit	$8,949	$3,348	$—	$—	$12,297
Operating income (loss)	$4,929	$1,284	$(2,733)	$—	$3,480
Selling and administrative expenses	$3,234	$1,675	$2,736	$—	$7,645
Research and development expenses	$—	$389	$—	$—	$389
Restructuring Charges	$188	$—	$—	$—	$188
Depreciation/amortization	$1,455	$174	$92	$—	$1,721
Capital expenditures	$68	$295	$111	$—	$474

	As of September 30, 2014
	Manufacturing and Design Services	Engineered Components and Products	Corporate and Other Unallocated	Eliminations	Total
Total assets	$162,498	$24,549	$20,088	$—	$207,135

	As of June 30, 2014
	Manufacturing and Design Services	Engineered Components and Products	Corporate and Other Unallocated	Eliminations	Total
Total assets	$144,991	$35,033	$18,956	$—	$198,980

(15) New Accounting Standards
In July 2013, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance under Accounting Standards Update No. 2013-11 ("ASU 2013-11"), which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This accounting standard update requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. ASU 2013-11 was effective for the Company’s first quarter of fiscal 2015. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements.

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

Business Overview

General
Sparton is a provider of complex and sophisticated electromechanical devices with capabilities that include concept development, design and manufacturing engineering, production, distribution, and field service. The Company serves the Medical & Biotechnology, Military & Aerospace and Industrial & Commercial markets through two reportable business segments; Manufacturing & Design Services and Engineered Components & Products.
All of the Company's facilities are certified to one or more of the ISO/AS standards, including ISO 9001, AS9100 or ISO 13485, with most having additional certifications based on the needs of the customers they serve. The Company's products and services include offerings for Original Equipment Manufacturers (“OEM”) and Emerging Technology (“ET”) customers that utilize microprocessor-based systems which include transducers, printed circuit boards and assemblies, sensors, and electromechanical components, as well as development and design engineering services relating to these product sales. Sparton also develops and manufactures sonobuoys, anti-submarine warfare (“ASW”) devices used by the United States Navy as well as foreign countries friendly to the U.S. and manufactures ruggedized flat panel display systems for military panel PC workstations, air traffic control and industrial applications. Many of the physical and technical attributes in the production of these proprietary products are similar to those required in the production of the Company's other electrical and electromechanical products and assemblies.
Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in assessing performance and allocating resources. During the first quarter of fiscal 2015, the Company changed its reportable segments to align with the way it internally reports and manages the business. The prior reportable segments of Medical and Complex Systems have been combined and are referred to as Manufacturing & Design Services or "MDS". The MDS segment represents the Company's contract manufacturing and design services where the customer owns the related intellectual property. The prior DSS reportable segment remains unchanged and is now referred to as Engineered Components & Products or "ECP". The ECP segment represents the Company's manufacturing and design services where the Company owns the related intellectual property. The Company has restated the prior period to conform to the current year's presentation.
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
Manufacturing and Design Services Segment
Manufacturing and Design Services segment operations are comprised of contract design, manufacturing and aftermarket repair and refurbishment of sophisticated printed circuit card assemblies, sub-assemblies, full product assemblies, and cable/wire harnesses for customers seeking to bring their intellectual property to market. Customers include OEM and ET customers serving the Medical & Biotechnology, Military & Aerospace and Industrial & Commercial markets. In manufacturing for its customers, this segment adheres to very strict military and aerospace specifications, Food and Drug Administration (“FDA”) guidelines and approvals, in addition to product and process certifications.
Engineered Components & Products
Engineered Components and Products segment operations are comprised of design, development and production of proprietary products for both domestic and foreign defense as well as commercial needs. Sparton designs and manufactures anti-submarine warfare ("ASW") devices known as sonobuoys for the U.S. Navy and foreign governments that meet Department of State licensing requirements. This segment also performs an engineering development function for the United States military and prime defense contractors for advanced technologies ultimately leading to future defense products as well as replacements for existing products. The sonobuoy product line is built to stringent military specifications. These products are restricted by International Tariff and Arms Regulations (“ITAR”) and qualified by the U.S. Navy, which limits opportunities for competition. Sparton is also a provider of ruggedized flat panel display systems for military panel PC workstations, air traffic control and industrial applications. Ruggedized displays are manufactured for prime contractors to specific military grade specifications. Additionally, this business unit internally develops and markets commercial products for underwater acoustics and microelectromechanical (“MEMS”)-based inertial measurement.
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
Other risks and uncertainties that may affect our operations, performance, growth forecasts and business results include, but are not limited to, timing and fluctuations in U.S. and/or world economies, sharp volatility of world financial markets over a short period of time, competition in the overall contract manufacturing business, availability of production labor and management services under terms acceptable to the Company, Congressional budget outlays for sonobuoy development and production, Congressional legislation, uncertainties associated with the outcome of litigation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation and customer labor and work strikes. Further risk factors are the availability and cost of materials, as well as non-cancelable purchase orders we have committed to in relation to customer forecasts that can be subject to change. A number of events can impact these risks and uncertainties, including potential escalating utility and other related costs due to natural disasters, as well as political uncertainties such as the unrest in Africa and the Middle East and increased tension between Vietnam and China over oil rights in the South China Sea. Additional trends, risks and uncertainties include dependence on key personnel, risks surrounding acquisitions, uncertainties surrounding the global economy, U.S. healthcare legislation, U.S. budget sequestration and debt ceiling negotiations and the effects of those uncertainties on OEM behavior, including heightened inventory management, product development cycles and outsourcing strategies. Finally, the Sarbanes-Oxley Act, and more recently the Dodd-Frank Act, have required or will require changes in, and formalization of, some of the Company's corporate governance and compliance practices. The SEC and the New York Stock Exchange have also passed or will pass related rules and regulations requiring additional compliance activities, including those implementing the conflict minerals provisions of the Dodd-Frank Act. Compliance with these rules has increased administrative costs and may increase these costs further in the future. A further discussion of the Company’s risk factors has been included in Part I, Item 1A, “Risk Factors”, of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2014. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.
Acquisitions
Fiscal Year 2015
Electronic Manufacturing Technology, LLC.
On July 9, 2014, the Company completed the acquisition of Electronic Manufacturing Technology, LLC (“eMT”), located in Irvine, CA. The purchase price of $20.0 million, which included $1.5 million of acquired cash, is subject to certain post-closing adjustments and was financed through the use of borrowings under the Company's Credit Facility. The transaction includes a $2.4 million escrowed holdback which is available to fund any potential post-closing working capital adjustment and potential seller indemnification obligations in relation to the acquisition agreement.
The acquired business, which is part of the Company's Manufacturing & Design services segment and which is expected to add $25 million (unaudited) in projected annualized revenue, is engaged in the contract services business of manufacturing electromechanical controls and electronic assemblies. Their customer profile includes international Fortune 1000 manufacturers of highly reliable industrial excimer laser products, laser eye surgery sub-assemblies, target simulators for space and aviation systems, power modules for computerized tomography products, test systems for commercial aerospace OEMs, and toll road antennas and control boxes.
Fiscal Year 2014
Aubrey Group, Inc.
On March 17, 2014, the Company completed the acquisition of Aubrey Group, Inc. ("Aubrey”), located in Irvine, CA, in a $5.0 million all-cash transaction after settlement of an approximate $0.2 million post-closing working capital adjustment during the first quarter of fiscal 2015. Additional consideration of approximately $0.6 million was paid at closing for cash of the business in excess of net customer deposits held by the Aubrey. The transaction was financed through the use of borrowings under the Company's Credit Facility. The transaction includes an approximate $0.5 million escrowed holdback which funded the post-closing working capital adjustment and is available to fund any potential seller indemnification obligations in relation to the acquisition agreement.
The acquired business, a design and manufacturing company, which is part of the Manufacturing & Design services segment, develops new products for OEMs in the Medical and Biotechnological markets. Inventors, entrepreneurs, and industry leading OEMs utilize Aubrey Group's design and engineering teams to develop innovative solutions in a timely manner, delivering its clients' new products into the marketplace faster and more cost effectively.
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
The acquired business, which is part of the Company's Manufacturing & Design services segment, develops electronic or electro-mechanical controls and electronic assemblies. Their customer profile includes international Fortune 1000 manufacturers of industrial control systems, analytical instruments, measuring and detecting equipment and military, defense and Homeland Security equipment.
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

The acquired business, which is part of the Company's Engineered components & products segment, develops enhanced flat panel display and touch-screen solutions with application-critical performance criteria including ruggedization, high resolution, color accuracy, response/refresh times, sunlight readability and other criteria such as magnetic interference and emanations security for the Military & Aerospace and Civil Marine markets. These products are currently specified in the U.S. Navy P8A Poseidon ASW aircraft behind-the-cockpit control center, the command and control centers of many U.S. Navy ships, Federal Aviation Administration air traffic control systems, and cockpit command centers for various civil marine applications. The acquired business will continue to operate as Aydin Displays.
Consolidated Results of Operations
Presented below is comparative data and discussions regarding our consolidated results of operations for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Results of operations for any period less than one year are not necessarily indicative of results of operations that may be expected for a full year. The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report.

For the Three Months Ended September 30, 2014 compared to the Three Months Ended September 30, 2013

The following table presents selected consolidated statement of income data for the three months ended September 30, 2014 and 2013 (in thousands):

	2014		2013
	Total	% of Sales	Total	% of Sales
Net sales	$77,025	100.0%	$74,301	100.0%
Cost of goods sold	64,211	83.4	62,004	83.4
Gross profit	12,814	16.6	12,297	16.6
Selling and administrative expenses	10,599	13.8	7,645	10.3
Internal research and development expenses	100	0.1	389	0.5
Amortization of intangible assets	1,301	1.6	598	0.8
Restructuring charges	—	—	188	0.3
Other operating income, net	(15)	—	(3)	—
Operating income	829	1.1	3,480	4.7
Total other expense, net	(598)	(0.8)	(87)	(0.1)
Income before provision for income taxes	231	0.3	3,393	4.6
Provision for income taxes	35	—	1,107	1.5
Net income	$196	0.3%	$2,286	3.1%

MDS

The following table presents selected condensed consolidated statement of income data for the three months ended September 30, 2014 and 2013 (in thousands):

	For the Three Months Ended September 30,
	2014	% of Sales	2013	% of Sales	$ Chg	% Chg
Sales
Legacy	$42,380	75.3%	$56,411	94.6%	$(14,031)	(24.9)%
Acquisitions	11,621	20.7%	—		11,621
Intercompany	2,250	4.0%	3,206	5.4%	(956)	(29.8)%
Total Sales	56,251	100.0%	59,617	100.0%	(3,366)	(5.6)%

Gross Profit	7,086	12.6%	8,949	15.0%	(1,863)	(20.8)%

Selling and administrative expenses	3,729	6.6%	3,234	5.4%	495	15.3%
Amortization of intangible assets	1,251	2.2%	598	1.0%	653	109.2%
Restructuring charges	—		188	0.3%	(188)	(100)%
Operating income	$2,106	3.7%	$4,929	8.3%	$(2,823)	(57.3)%

The increase in MDS acquisition revenue relates to acquisitions of Beckwood and Aubrey in fiscal 2014 and the acquisition of eMT in fiscal 2015. The comparative decrease in legacy sales reflects the previously disclosed rebalancing of Fenwal Blood Technologies' program engagements with the Company that began in the Company's fiscal 2014 third quarter. MDS sales are dependent on a small number of key strategic customers. Fenwal Blood Technologies contributed 9% and 20% of consolidated company net sales during the three months ended September 30, 2014 and 2013, respectively. The rebalancing of Fenwal programs negatively affected comparative sales to this customer by $8.1 million in the first quarter of fiscal 2015 and is expected to negatively affect comparative sales to this customer by approximately $19 million in fiscal 2015, substantially all of which will be realized during first half of this year. Further, approximately $7 million of customer orders that were expected in the first quarter have been delayed, as communicated by the customers, to the second and third quarters of this fiscal year. Medical backlog was approximately $124.7 million at September 30, 2014 compared to $114.0 million at September 30, 2013. Commercial orders, in general, may be rescheduled or cancelled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the September 30, 2014 MDS backlog is currently expected to be realized in the next 12 months.

The decrease in gross margin percentage on MDS sales primarily reflects the effect of fixed overhead costs on lower legacy sales. The selling and administrative expense increase primarily reflects incremental direct and allocated expenses related to the eMT, Aubrey and Beckwood operations. The increase in amortization of intangible assets relates to the amortization of customer relationships and non-compete agreements acquired as part of the fiscal 2015 eMT transaction and the customer relationships and non-compete agreements acquired as part of the fiscal 2014 Aubrey and Beckwood transactions.

ECP

The following table presents selected condensed consolidated statement of income data for the three months ended September 30, 2014 and 2013 (in thousands):

	For the Three Months Ended September 30,
	2014	% of Sales	2013	% of Sales	$ Chg	% Chg
Sales
Legacy	$19,697	85.4%	$16,709	93.4%	$2,988	17.9%
Acquisitions	3,327	14.4%	1,181	6.6%	2,146	181.7%
Intercompany	45	0.2%	3	—%	42	nmf
Total Sales	23,069	100.0%	17,893	100.0%	5,176	28.9%

Gross Profit	5,728	24.8%	3,348	18.7%	2,380	71.1%

Selling and administrative expenses	2,312	10%	1,675	9.4%	637	38%
Amortization of intangible assets	50	0.2%	—	—%	50
Research and development expenses	100	0.4%	389	2.2%	(289)	(74.3)%
Operating income	$3,266	14.2%	$1,284	7.2%	$1,982	154.4%

The increase in ECP acquisition revenue relates to the acquisition of Aydin during the first quarter of fiscal 2014. The increase in ECP legacy sales reflects increased sonobuoy sales to the U.S. Navy and U.S. Navy engineering sales, partially offset by decreased sonobuoy sales to foreign governments. Total sales to the U.S. Navy in the three months ended September 30, 2014 and 2013 was approximately $18.4 million and $8.8 million, or 24% and 12%, respectively, of consolidated Company net sales for those periods. Sonobuoy sales to foreign governments were $1.0 million and $7.5 million in the three months ended September 30, 2014 and 2013, respectively. DSS backlog was approximately $117.0 million at September 30, 2014 compared to $91.7 million at September 30, 2013. A majority of the September 30, 2014 ECP backlog is currently expected to be realized in the next 14 months.

Gross profit percentage was positively affected in the current year quarter by increased volume as compared to the prior year quarter. The selling and administrative expense increase primarily reflect incremental direct and allocated expenses related to the Aydin operation acquired August 30, 2013.

Internal research and development expenses reflect costs incurred for the internal development of technologies for use in navigation, oil and gas exploration and flat panel display technology. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment.

Eliminations, Corporate Unallocated and Other

The following table presents selected condensed consolidated statement of income data for the three months ended September 30, 2014 and 2013 (in thousands):

	For the Three Months Ended September 30,
	2014	2013	$ Chg	% Chg
Sales
Intercompany	(2,295)	(3,209)	914	(28.5)%
Total Sales	(2,295)	(3,209)	914	(28.5)%

Gross Profit	—	—	—

Selling and administrative expenses	4,558	2,736	1,822	66.6%
Other operating expenses	(15)	(3)	(12)
Operating income	$(4,543)	$(2,733)	$(1,810)	66.2%

Total corporate selling and administrative expenses before allocation to operating segments were $6.6 million and $4.9 million for the three months ended September 30, 2014 and 2013, respectively, or 8.6% and 6.6% of consolidated sales, respectively, reflecting certain fiscal 2015 costs, including a success-based finders fee in relation to the eMT acquisition and costs in relation to a reorganization of the Company's finance organization, as well as certain increased costs in the fiscal 2015 period in anticipation of future growth. Of these costs, $2.0 million and $2.2 million, respectively, were allocated to segment operations in each of these periods. Allocations of corporate selling and administrative expenses are based on the nature of the service provided and can fluctuate from period to period.

Interest expense consists of interest and fees on the Company's outstanding debt and revolving credit facility, including amortization of financing costs. Interest expense was $0.7 million and $0.2 million for the three months ended September 30, 2014 and 2013, respectively. The comparative interest expense reflects accelerated amortization of loan financing fees in relation to the Company's old facility replaced during the first quarter of fiscal 2015 and comparative borrowings under the Company’s credit facility between the two periods. See Note 6, Debt, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of debt.

The Company recognized a discrete income tax benefit for the three months ended September 30, 2014 in relation to the application of a change in the Company's state apportionment factors resulting from the acquisition of eMT. Excluding this discrete benefit, the Company recognized an income tax provision of approximately $0.1 million or approximately 33.7% of income before provision for income taxes, for the three months ended September 30, 2014 compared to approximately $1.1 million, or approximately 32.6% of income before provision for income taxes, for the three months ended September 30, 2013. See Note 8, Income Taxes, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of income taxes.

Due to the factors described above, the Company reported net income of $0.2 million ($0.02 per share, basic and diluted) for the three months ended September 30, 2014, compared to net income of $2.3 million ($0.23 per share, basic and diluted) for the corresponding quarter last year.

Liquidity and Capital Resources

On September 11, 2014, the Company replaced its previous credit facility with a new $200.0 million revolving line-of-credit facility with a group of banks (the “Credit Facility”) to fund future acquisitions and to support the Company’s working capital needs and other general corporate purposes. The Credit Facility expires on September 8, 2019, is secured by substantially all assets of the Company and provides for up to an additional $100.0 million in uncommitted loans.

Outstanding borrowings under the Credit Facility will bear interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six month periods, plus 1.00% to 1.75%, or at the bank’s base rate, as defined, plus 0.00% to 0.75%, based upon the Company’s Total Funded Debt/EBITDA Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the Credit Facility ranging from 0.20% to 0.35%, based on the Company’s Total Funded Debt/EBITDA Ratio, as defined. The Credit Facility includes representations, covenants and events of default that are customary for financing transactions of this nature.

As a condition of the Credit Facility, the Company is subject to certain customary covenants, which it was in compliance with at September 30, 2014. The Company had $42.0 million of borrowings drawn against the Credit Facility at September 30, 2014 and additionally had certain letters of credit outstanding totaling $0.6 million. See Note 6, Debt, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of the Company’s debt.

Certain of the Company’s ECP contracts allow for billings to occur when certain milestones under the applicable program are reached, independent of the amount shipped by Sparton as of such date. These performance based billings reduce the amount of cash that would otherwise be required during the performance of these contracts. As of September 30, 2014 and June 30, 2014, $10.1 million and $3.2 million, respectively, of proceeds from billings in excess of costs were received.

The Company currently expects to meet its liquidity needs through a combination of sources including, but not limited to, operations, existing cash balances, its revolving line-of-credit and anticipated continuation of performance based billings on certain ECP contracts. With the above sources providing the expected cash flows, the Company currently believes that it will have sufficient liquidity for its anticipated needs over the next 12 months, but no assurances regarding liquidity can be made.

	For the Three Months Ended September 30,
CASH FLOWS	2014	2013
Cash flows from operating Activities, excluding changes in working capital	$2,544	$3,758
Working capital related cash flows	16,073	(9,053)
Cash flows from operating activities	18,617	(5,295)
Cash flows from investing activities	(19,273)	(15,437)
Cash flows from financing activities	(826)	17,366

Cash flows from operating activities, excluding changes in working capital, in the first three months of fiscal 2015 and 2014 reflect the Company’s relative operating performance during those periods. Working capital related cash flows in the first three months of fiscal 2015 primarily reflect collection of performance based billings related to U.S. Navy contracts in excess of the funding of production under those contracts, increased inventories and collection of accounts receivable, partially offset by increased current assets and decreased accounts payable and accrued expenses. Working capital related cash flows in the first three months of fiscal 2014 primarily reflect the funding of production related to U.S. Navy contracts during the year in excess of performance based payments received, increased inventories and decreased accounts payable and accrued expenses, partially offset by decreased accounts receivable.

The three months ended September 30, 2014 reflects the $18.5 million acquisition of eMT. The acquisition, which is subject to certain post-closing adjustments, was funded through borrowings under the Company's Credit Facility. Three three months ended September 30, 2014 additionally reflects the receipt of a $0.2 million working capital adjustment relating to the fiscal 2014 Aubrey acquisition. The three months ended September 30, 2013 reflects the $15.0 million acquisition of Aydin. The acquisition was funded through borrowings under the Company's Credit Facility. Net capital expenditures for the three months ended September 30, 2014 and 2013 were approximately $1.0 million and $0.4 million, respectively.

The three months ended September 30, 2014 reflects $1.0 million of net borrowing under the Company's Credit Facility, the payment of $1.0 million of debt financing costs, and $1.0 million of tax benefits in excess of recorded stock based compensation. The three months ended September 30, 2013 reflects $18.5 million of net borrowing under the Company's Credit Facility, $0.5 million of tax benefits in excess of recorded stock-based compensation and the repurchase of $0.9 million of the Company's common stock under the Company's stock repurchase plan in place at that time (see below for a discussion of the Company's recently authorized stock repurchase program). The three months ended September 30, 2014 and 2013 additionally reflect the use of cash of $1.8 million and $0.7 million, respectively, to satisfy income tax withholding requirements in relation to the vesting of executives’ restricted stock in exchange for the surrender of a portion of the vesting shares.
On October 22, 2014, the Company’s Board of Directors approved a repurchase by the Company of up to $5.0 million of shares of its common stock. The Company has been authorized to purchase shares from time to time in open market, block transactions and privately negotiated transactions. The stock repurchase program does not require the Company to repurchase any specific number of shares.
Commitments and Contingencies

See Note 10, Commitments and Contingencies, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a discussion of the Company's commitments and contingencies.

Contractual Obligations and Off-Balance Sheet Arrangements

Information regarding the Company’s long-term debt obligations, environmental liability payments, operating lease payments, and other commitments is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014. As of June 30, 2014, there were $49.9 million of non-cancelable purchase orders outstanding, $41.0 million of debt and a liability related to performance based billings on customer contracts of $3.2 million. As of September 30, 2014, the non-cancelable purchase orders outstanding has increased to $59.9 million, debt increased to $42.0 million and the liability related to performance based billings has increased to $10.1 million. Other than as noted above, there have been no material changes in the nature or amount of the Company’s contractual obligations since June 30, 2014.

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

There have been no significant changes to our critical accounting policies that are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended June 30, 2014.

New Accounting Pronouncements

See Note 15, New Accounting Standards, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements.
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
The Company’s revolving credit line, when drawn upon, is subject to future interest rate fluctuations which could potentially have a negative impact on cash flows of the Company. The Company had $42.0 million outstanding under its Credit Facility at September 30, 2014. A prospective increase of 100 basis points in the interest rate applicable to the Company’s outstanding borrowings under its Credit Facility would result in an increase of approximately $0.4 million in our annual interest expense. The Company is not party to any currency exchange or interest rate protection agreements as of September 30, 2014.
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

There have been no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 10, Commitments and Contingencies, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a discussion of legal proceedings and other commitments and contingencies.

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2014 and the other information in our subsequent filings with the SEC, including this Quarterly Report on Form 10-Q. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks. The risks described in our Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition, results of operations and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information about shares of common stock the Company acquired during the three months ended September 30, 2014:

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2014 to July 31, 2014	—	$—	—	—
August 1, 2014 to August 31, 2014	—	—	—	$—
September 1, 2014 to September 30, 2014 (a)	68,142	26.86	—	$—
Total	68,142	$26.86	—	$—
(a) Represents shares withheld to satisfy certain tax withholding obligations in connection with vesting of restricted stock as permitted by the Sparton Corporation 2010 Long-Term Stock Option Incentive Plan.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Second Amended Articles of Incorporation of the Registrant, incorporated herein by reference from the Registrant’s Proxy Statement on Form DEF 14A filed with the SEC on September 21, 2010.
3.2	Amended and Restated Code of Regulations of the Registrant, incorporated herein by reference from the Registrant’s Proxy Statement on Form DEF 14A filed with the SEC on September 21, 2010.
3.3	Amendment to Amended and Restated Code of Regulations of the Registrant, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 9, 2011.
3.4	Amendment to Amended and Restated Code of Regulations of the Registrant, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 7, 2012.
3.5
Amendment to Amended and Restated Code of Regulations of the Registrant, incorporated herein by reference from exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2012.

3.6
Amendment to Amended and Restated Code of Regulations of the Registrant, incorporated herein by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 28, 2014.

10.1†
Adoption Agreement to Deferred Compensation Plan dated as of January 29, 2014, incorporated by reference from exhibit 10.1 to the Registrants Current Report on Form 8-K filed with the SEC on February 4, 2014.

10.2†
Employment Agreement dated September 15, 2014 by and between the Company and Donald Pearson, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 15, 2014.

10.3*	Form of Nonqualified Stock Option Agreement under Sparton Corporation's Long-Term Incentive Plan
10.4*	Form of Grant of Restricted Stock Unit under Sparton Corporation’s Long-Term Incentive Plan
10.5
Amended and Restated Credit and Guaranty Agreement dated September 11, 2014, entered into between B.M.O. Harris Bank, N.A., and the Borrowers, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 16, 2014.

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

Sparton Corporation

Date: November 4, 2014	By:	/s/ CARY B. WOOD
Cary B. Wood
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2014	By:	/s/ DONALD W. PEARSON
Donald W. Pearson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)