Form 10-Q
period 2014-12-31
SPARTON CORP
filed 2015-02-03
CIK 92679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014

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

As of January 23, 2015, there were 9,907,000 shares of common stock, $1.25 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SPARTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	December 31, 2014	June 30, 2014 (a)
Assets
Current Assets:
Cash and cash equivalents	$3,236	$8,028
Accounts receivable, net of allowance for doubtful accounts of $90 and $126, respectively	40,061	48,697
Inventories and cost of contracts in progress, net	56,333	53,372
Deferred income taxes	3,816	3,813
Prepaid expenses and other current assets	5,519	2,654
Total current assets	108,965	116,564
Property, plant and equipment, net	28,831	28,523
Goodwill	37,905	28,189
Other intangible assets, net	25,977	20,041
Deferred income taxes — non-current	1,150	1,192
Other non-current assets	6,278	4,471
Total assets	$209,106	$198,980
Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$—	$900
Accounts payable	16,127	16,543
Accrued salaries and wages	6,903	7,854
Accrued health benefits	1,460	1,538
Performance based payments on customer contracts	1,408	3,196
Other accrued expenses	9,696	11,090
Total current liabilities	35,594	41,121
Long-term debt — non-current portion	58,500	40,100
Environmental remediation — non-current portion	7,419	7,644
Total liabilities	101,513	88,865
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, no par value; 200,000 shares authorized, none issued	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 9,904,175 and 10,129,031 shares issued and outstanding, respectively	12,380	12,661
Capital in excess of par value	15,512	19,478
Retained earnings	80,702	78,944
Accumulated other comprehensive loss	(1,001)	(968)
Total shareholders’ equity	107,593	110,115
Total liabilities and shareholders’ equity	$209,106	$198,980

(a)	Derived from the Company’s audited financial statements as of June 30, 2014.
See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Net sales	$85,642	$84,717	$162,667	$159,018
Cost of goods sold	70,471	69,585	134,682	131,589
Gross profit	15,171	15,132	27,985	27,429
Operating Expense:
Selling and administrative expenses	10,806	8,687	21,405	16,332
Internal research and development expenses	197	402	297	791
Amortization of intangible assets	1,450	636	2,751	1,234
Restructuring charges	—	—	—	188
Other operating income, net	(14)	(5)	(29)	(8)
Total operating expense, net	12,439	9,720	24,424	18,537
Operating income	2,732	5,412	3,561	8,892
Other income (expense):
Interest expense	(357)	(202)	(1,103)	(360)
Interest income	—	—	2	2
Other, net	(46)	10	100	79
Total other expense, net	(403)	(192)	(1,001)	(279)
Income before provision for income taxes	2,329	5,220	2,560	8,613
Provision for income taxes	767	1,736	802	2,843
Net income	$1,562	$3,484	$1,758	$5,770
Income per share of common stock:
Basic	$0.16	$0.34	$0.17	$0.57
Diluted	$0.16	$0.34	$0.17	$0.57
Weighted average shares of common stock outstanding:
Basic	9,894,526	10,115,255	9,927,672	10,093,973
Diluted	9,910,735	10,147,518	9,946,833	10,123,542
See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Net income	$1,562	$3,484	$1,758	$5,770
Other comprehensive income (loss), net of tax:
Amortization of unrecognized net actuarial loss, net of tax benefit of $3 and $7 for the three months ended December 31, 2014 and 2013, respectively, and net of tax benefit of $15 and $23 for the six months ended December 31, 2014 and 2013, respectively	5	11	25	41
Unrecognized loss on marketable equity securities, net of tax benefit of $34 and $0 for the three months ended December 31, 2014 and 2013, respectively, and net of tax benefit of $34 and $0 for the six months ended December 31, 2014 and 2013, respectively	(58)	—	(58)	—
Other comprehensive (loss) income, net of tax	(53)	11	(33)	41
Comprehensive income	$1,509	$3,495	$1,725	$5,811

SPARTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	For the Six Months Ended
	December 31, 2014	December 31, 2013
Cash Flows from Operating Activities:
Net income	$1,758	$5,770
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,222	2,313
Amortization of intangible assets	2,824	1,327
Deferred income tax expense	58	239
Stock-based compensation expense	1,218	917
Gross profit effect of capitalized profit in inventory from acquisitions	178	108
Excess tax benefit from stock-based compensation	(974)	(496)
Other	434	44
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	12,845	8,097
Inventories and cost of contracts in progress	1,467	2,441
Prepaid expenses and other assets	(2,085)	(1,702)
Performance based payments on customer contracts	(1,788)	(1,791)
Accounts payable and accrued expenses	(9,368)	(4,791)
Net cash provided by operating activities	8,789	12,476
Cash Flows from Investing Activities:
Acquisition of businesses, net of cash acquired and post-closing adjustments	(21,745)	(30,195)
Purchase of securities available for sale	(986)	—
Purchases of property, plant and equipment	(1,828)	(1,412)
Proceeds from sale of property, plant and equipment	—	68
Net cash used in investing activities	(24,559)	(31,539)
Cash Flows from Financing Activities:
Borrowings of long-term debt	65,724	41,000
Repayment of long-term debt	(48,224)	(26,071)
Payment of debt financing costs	(1,057)	—
Repurchase of stock	(6,451)	(1,559)
Proceeds from the exercise of stock options	12	121
Excess tax benefit from stock-based compensation	974	496
Net cash provided by financing activities	10,978	13,987
Net decrease in cash and cash equivalents	(4,792)	(5,076)
Cash and cash equivalents at beginning of period	8,028	6,085
Cash and cash equivalents at end of period	$3,236	$1,009
Supplemental disclosure of cash flow information:
Cash paid for interest	$571	$320
Cash paid for income taxes	$2,395	$2,963
Supplemental disclosure of non-cash investing activities:
Accounts payable recognized in relation to acquisition purchase consideration adjustments and holdbacks	$1,976	$393
See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(Dollars in thousands)

	Six Months Ended December 31, 2014
	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at June 30, 2014	10,129,031	$12,661	$19,478	$78,944	$(968)	$110,115
Issuance of stock	24,765	31	(31)	—	—	—
Forfeiture of restricted stock	(15,313)	(19)	19	—	—	—
Repurchase of stock	(235,708)	(295)	(6,156)	—	—	(6,451)
Exercise of stock options	1,400	2	10	—	—	12
Stock-based compensation	—	—	1,218	—	—	1,218
Excess tax benefit from stock-based compensation	—	—	974	—	—	974
Comprehensive income (loss), net of tax	—	—	—	1,758	(33)	1,725
Balance at December 31, 2014	9,904,175	$12,380	$15,512	$80,702	$(1,001)	$107,593

	Six Months Ended December 31, 2013
	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at June 30, 2013	10,095,716	$12,619	$18,751	$65,957	$(1,255)	$96,072
Issuance of stock	94,811	119	(119)	—	—	—
Forfeiture of restricted stock	(3,344)	(4)	4	—	—	—
Repurchase of stock	(76,880)	(96)	(1,463)	—	—	(1,559)
Exercise of stock options	14,119	18	103	—	—	121
Stock-based compensation	—	—	917	—	—	917
Excess tax benefit from stock-based compensation	—	—	496	—	—	496
Comprehensive income, net of tax	—	—	—	5,770	41	5,811
Balance at December 31, 2013	10,124,422	$12,656	$18,689	$71,727	$(1,214)	$101,858
See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Business and Basis of Presentation
Sparton Corporation and subsidiaries (the “Company” or “Sparton”) has been in continuous existence since 1900. It was last reorganized in 1919 as an Ohio corporation. The Company is a provider of design, development and manufacturing services for complex electromechanical devices, as well as sophisticated engineered products complementary to the same electromechanical value stream. The Company serves the Medical & Biotechnology, Military & Aerospace and Industrial & Commercial markets through two reportable business segments; Manufacturing & Design Services (“MDS”) and Engineered Components & Products (“ECP”). Financial information by segment is presented in Note 14. All of the Company's facilities are certified to one or more of the ISO/AS standards, including ISO 9001, AS9100 and ISO 13485, with most having additional certifications based on the needs of the customers they serve. The Company's products and services include offerings for Original Equipment Manufacturers (“OEM”) and Emerging Technology (“ET”) customers that utilize microprocessor-based systems which include transducers, printed circuit boards and assemblies, sensors and electromechanical components, as well as development and design engineering services relating to these product sales. Sparton also develops and manufactures sonobuoys, anti-submarine warfare (“ASW”) devices used by the United States Navy as well as foreign countries friendly to the U.S. and manufactures ruggedized flat panel display systems for military panel PC workstations, air traffic control and industrial applications. Many of the physical and technical attributes in the production of these proprietary products are similar to those required in the production of the Company's other electrical and electromechanical products and assemblies.

The unaudited condensed financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial information presented herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, which includes information and disclosures not presented herein. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications of prior period amounts have been made to conform to the current year presentation. Subsequent events have been evaluated through the date these financial statements were issued. In the opinion of management, the unaudited condensed consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three months and six months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year 2015.

(2) Acquisitions

Fiscal Year 2015
Argotec, Inc. — On December 8, 2014, the Company completed the acquisition of certain assets of Argotec, Inc. ("Argotec"), located in Longwood, FL in a $0.4 million all cash transaction. Historical revenues of this business are not material. The acquired business, which is part of the Company's ECP segment, is engaged in developing and manufacturing sonar transducer products and components for the U.S. Navy and also provides aftermarket servicing. These products have been consolidated into the Company's DeLeon Springs, FL location. The Company is in the process of valuing certain tangible and intangible assets and expects to complete the preliminary purchase price allocation during fiscal 2015.
The Argotec acquisition has preliminarily resulted in approximately $0.3 million of goodwill, which is expected to be deductible for tax purposes and has been assigned entirely to the Company’s ECP segment. The Company believes goodwill primarily relates to strategic fit.
The Company incurred legal, professional and other costs related to this acquisition aggregating less than $0.1 million for the three and six months ended December 31, 2014. These costs were recognized as selling and administrative expenses and reflected as non-segment corporate and other unallocated costs.
Industrial Electronic Devices, Inc. — On December 3, 2014, the Company completed the acquisition of certain assets of Industrial Electronic Devices, Inc. ("IED"), a $3.0 million revenue business, located in Flemington, NJ in a $3.3 million all cash transaction, of which approximately $0.3 million remains payable in relation to a New Jersey state bulk sale holdback requirement. The transaction includes a $0.5 million escrowed holdback which is available to fund any potential seller indemnification obligations in relation to the acquisition agreement. The acquired business, which is part of the Company's ECP segment, designs and manufactures a full line of ruggedized displays for the Industrial and Marine markets. IED's catalog spans over 600 standard, semi-custom and custom configurations, incorporating some of the most advanced flat panel displays and touch screen technology available. The Company is in the process of valuing certain tangible and intangible assets and expects to complete the preliminary purchase price allocation during fiscal 2015.
The IED acquisition has preliminarily resulted in approximately $2.9 million of goodwill, which is expected to be deductible for tax purposes and has been assigned entirely to the Company’s ECP segment. The Company believes goodwill primarily relates to strategic fit.
The Company incurred legal, professional and other costs related to this acquisition aggregating approximately $0.2 million for the three and six months ended December 31, 2014. These costs were recognized as selling and administrative expenses and reflected as non-segment corporate and other unallocated costs.
Electronic Manufacturing Technology, LLC — On July 9, 2014, the Company completed the acquisition of Electronic Manufacturing Technology, LLC (“eMT”), located in Irvine, CA. The purchase price of $21.7 million, which included $1.5 million of acquired cash, is subject to certain post-closing adjustments and was financed through the use of borrowings under the Company's Credit Facility. The transaction includes a $2.4 million escrowed holdback which is available to fund any potential post-closing working capital adjustment and potential seller indemnification obligations in relation to the acquisition agreement.
The acquired business, which is part of the Company's MDS segment and which is expected to add $25 million (unaudited) in annualized revenue, is engaged in the contract services business of manufacturing electromechanical controls and electronic assemblies. Their customer profile includes international Fortune 1000 manufacturers of highly reliable industrial excimer laser products, laser eye surgery sub-assemblies, target simulators for space and aviation systems, power modules for computerized tomography products, test systems for commercial aerospace OEMs and toll road antennas and control boxes.
The Company is in the process of reviewing the preliminary valuations of certain working capital items. The following table represents the preliminary allocation of the total consideration to assets acquired and liabilities assumed in the acquisition of eMT based on Sparton’s preliminary estimate of their respective fair values at the acquisition date (in thousands):

Total purchase consideration:
Cash	$20,000
Estimated additional consideration payable for post closing working capital adjustment	1,600
Estimated additional consideration payable in relation to post closing income tax adjustment	105
Total purchase consideration	$21,705
Assets acquired and liabilities assumed:
Cash	$1,505
Accounts receivable, net	4,444
Inventory	4,090
Other current assets	27
Property, plant and equipment	584
Customer relationships	5,950
Non-compete agreements	2,730
Tradenames	80
Goodwill	6,594
Other long term assets	30
Accounts payable	(3,636)
Other current liabilities	(693)
Total assets acquired and liabilities assumed	$21,705
The eMT acquisition has resulted in approximately $6.6 million of goodwill, which is expected to be deductible for tax purposes and has been assigned entirely to the Company’s MDS segment. The Company believes goodwill primarily relates to strategic fit, resulting synergies and the acquired workforce that this business brings to existing operations. The fair values of acquired identifiable intangible assets have been determined to be Level 3 under the fair value hierarchy and have been estimated based on projected future cash flows and customer attrition rates, discounted using an estimated weighted average cost of capital. The customer relationships are being amortized using an accelerated methodology over ten years. The non-

compete agreements are being amortized using a straight-line methodology over five years. Trade names and trademarks are being amortized using a straight-line methodology over one year.
Included in the Company’s Condensed Consolidated Statements of Income for the three and six months ended December 31, 2014 are net sales of approximately $7.0 million and $13.1 million, respectively, and income before provision for income taxes of approximately $1.1 million and $1.7 million, since the July 9, 2014 acquisition of eMT.
The Company incurred legal, professional and other costs related to this acquisition aggregating less than $0.1 million and $0.6 million for the three and six months ended December 31, 2014, respectively. These costs were recognized as selling and administrative expenses and reflected as non-segment corporate and other unallocated costs.

Fiscal Year 2014
Aubrey Group, Inc. — On March 17, 2014, the Company completed the acquisition of Aubrey Group, Inc. ("Aubrey”), located in Irvine, CA, in a $5.0 million all-cash transaction after settlement of an approximate $0.2 million post-closing working capital adjustment during the first quarter of fiscal 2015. Additional consideration of approximately $0.6 million was paid at closing for cash of the business in excess of net customer deposits held by Aubrey. The transaction was financed through the use of borrowings under the Company's Credit Facility. The transaction includes an approximate $0.5 million escrowed holdback which funded the post-closing working capital adjustment and is available to fund any potential seller indemnification obligations in relation to the acquisition agreement.
The acquired business, a design and manufacturing company, which is part of the MDS segment, develops new products for OEMs in the Medical and Biotechnological markets. Inventors, entrepreneurs and industry leading OEMs utilize Aubrey's design and engineering teams to develop innovative solutions in a timely manner, delivering its clients' new products into the marketplace faster and more cost effectively.
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
The acquired business, which is part of the Company's ECP segment, develops enhanced flat panel display and touch-screen solutions with application-critical performance criteria including ruggedization, high resolution, color accuracy, response/refresh times, sunlight readability and other criteria such as magnetic interference and emanations security for the Military & Aerospace and Civil Marine markets. These products are currently specified in the U.S. Navy P8A Poseidon ASW aircraft behind-the-cockpit control center, the command and control centers of many U.S. Navy ships, Federal Aviation Administration air traffic control systems and cockpit command centers for various civil marine applications. The acquired business will continue to operate as Aydin Displays.
Pro Forma Results — The following table summarizes, on a pro forma basis, the combined results of operations of the Company and the acquired businesses of eMT, IED and Argotec as though the acquisitions had occurred as of July 1, 2013 and Aydin, Beckwood and Aubrey as though the acquisitions had occurred as of July 1, 2012. The pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the acquisition occurred as of July 1, 2013 and 2012, respectively, or of future consolidated operating results (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Net sales	$86,883	$98,892	$165,481	$189,091
Income before provision for income taxes	$2,716	$5,723	$3,051	$10,035
Net income	$1,869	$4,161	$2,107	$7,520
Net income per share — basic	$0.19	$0.41	$0.21	$0.74
Net income per share — diluted	$0.19	$0.41	$0.21	$0.74
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

(3) Inventories and Cost of Contracts in Progress

The following are the major classifications of inventory, net of interim billings, at December 31, 2014 and June 30, 2014 (in thousands):

	December 31, 2014	June 30, 2014
Raw materials	$48,155	$40,535
Work in process	14,368	10,609
Finished goods	4,344	10,188
Total inventory and cost of contracts in progress, gross	66,867	61,332
Inventory to which the U.S. government has title due to interim billings	(10,534)	(7,960)
Total inventory and cost of contracts in progress, net	$56,333	$53,372

The Company recorded inventory write-downs totaling $0.1 million and $0.2 million for the three months ended December 31, 2014 and 2013, respectively. For the six months ended December 31, 2014 and 2013, respectively, the Company recorded inventory write-downs of $0.2 million and $0.2 million. These charges are included in cost of goods sold for the periods presented.
(4) Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following at December 31, 2014 and June 30, 2014 (in thousands):

	December 31, 2014	June 30, 2014
Land and land improvements	$1,429	$1,429
Buildings and building improvements	25,996	25,779
Machinery and equipment	31,306	29,480
Construction in progress	2,365	1,893
Total property, plant and equipment	61,096	58,581
Less accumulated depreciation	(32,265)	(30,058)
Total property, plant and equipment, net	$28,831	$28,523

(5) Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of the net assets acquired in conjunction with the Company’s purchases of Astro Instrumentation, LLC (“Astro”) in May 2006, Byers Peak, Incorporated (“Byers Peak”) in March 2011, Onyx EMS, LLC ("Onyx") in November 2012, Creonix, LLC ("Creonix") in June 2013, Aydin in August 2013,

Beckwood in December 2013, Aubrey in March 2014, eMT in July 2014, IED in December 2014 and Argotec in December 2014. Goodwill related to Astro, Byers Peak, Onyx, Creonix, Beckwood, Aubrey and eMT are reflected within the Company’s Manufacturing and Design Services operating segment. Goodwill related to Aydin, IED and Argotec are reflected within the Company's Engineered Components and Products operating segment. Changes in the carrying value of goodwill for the six months ended December 31, 2014 and year ended June 30, 2014 and the ending composition of goodwill as of December 31, 2014 and June 30, 2014 are as follows (in thousands):

	December 31, 2014
	Manufacturing and Design Services	Engineered Components and Products	Total
Goodwill, beginning of period	$26,008	$2,181	$28,189
Additions to goodwill during the period	6,594	3,122	9,716
Goodwill, end of period	$32,602	$5,303	$37,905

	June 30, 2014
	Manufacturing and Design Services	Engineered Components and Products	Total
Goodwill, beginning of period	$14,767	$—	$14,767
Additions to goodwill during the period	11,241	2,181	13,422
Goodwill, end of period	$26,008	$2,181	$28,189

	December 31, 2014
	Manufacturing and Design Services	Engineered Components and Products	Total
Acquired Goodwill	$45,755	$5,303	$51,058
Accumulated impairment	(13,153)	—	(13,153)
Goodwill	$32,602	$5,303	$37,905

	June 30, 2014
	Manufacturing and Design Services	Engineered Components and Products	Total
Acquired Goodwill	$39,161	$2,181	$41,342
Accumulated impairment	(13,153)	—	(13,153)
Goodwill	$26,008	$2,181	$28,189

Other intangible assets represent the values assigned to customer relationships acquired in conjunction with the Company’s purchases of Astro, Byers Peak, Onyx, Creonix, Aydin, Beckwood and eMT, values assigned to non-compete agreements acquired in conjunction with the Company’s purchase of Beckwood, Aubrey and eMT, values assigned to trademarks and tradenames acquired in conjunction with the Company's purchase of Aydin and eMT and unpatented technology acquired with the Company's purchase of Aydin. The amortization periods, gross carrying amounts, accumulated amortization, accumulated impairments and net carrying values of intangible assets at December 31, 2014 and June 30, 2014 are as follows (in thousands):

	Amortization Period in Months		Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Net Carrying Value
	December 31, 2014
Amortized intangible assets:
Non-compete agreements	24 -	60	$3,150	$(336)	$—	$2,814
Customer relationships	120 -	180	35,820	(9,638)	(3,663)	22,519
Trademarks/Tradenames	12 -	120	260	(57)	—	203
Unpatented Technology		84	650	(209)	—	441
			$39,880	$(10,240)	$(3,663)	$25,977
	June 30, 2014
Amortized intangible assets:
Non-compete agreements	24 -	60	$420	$(46)	$—	$374
Customer relationships	120 -	180	29,870	(7,220)	(3,663)	18,987
Trademarks/Tradenames		120	180	(15)	—	165
Unpatented Technology		84	650	(135)	—	515
			$31,120	$(7,416)	$(3,663)	$20,041

Sparton did not incur any significant costs to renew or alter the term of its intangible assets during the six months ended December 31, 2014. Amortization expense for the three months ended December 31, 2014 and 2013 was approximately $1.5 million and $0.6 million, respectively. Amortization expense for the six months ended December 31, 2014 and 2013 was approximately $2.8 million and $1.2 million, respectively. A portion of amortization expense is included in cost of goods sold on the condensed consolidated statements of income for fiscal years 2015 and 2014. Future amortization expense relative to existing intangible assets for the periods shown is currently estimated to be as follows (in thousands):

Fiscal Year Ending June 30,
2015	$2,785
2016	5,116
2017	4,505
2018	3,952
2019	3,372
Thereafter	6,247
Total	$25,977

(6) Debt

Debt consists of the following at December 31, 2014 and June 30, 2014 (in thousands):

	December 31, 2014	June 30, 2014
Borrowings under revolving credit facilities	$58,500	$41,000
Less: current portion	—	(900)
Long-term debt, net of current portion	$58,500	$40,100

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

As a condition of the Credit Facility, the Company is subject to certain customary covenants, which it was in compliance with at December 31, 2014. The Company had $58.5 million of borrowings drawn against the Credit Facility at December 31, 2014 and additionally had certain letters of credit outstanding totaling $1.0 million.

Costs incurred in connection with the Company’s current Credit Facility of approximately $1.0 million were deferred and are amortized to interest expense over the five year term of the facility. The remaining unamortized portion of the previous revolving-credit facility financing costs were amortized in full at the time the Company entered into the new facility. Approximately $0.1 million and $0.5 million of amortization of loan costs relating to the Credit Facility as well as the previous revolving-credit facility were recognized and reported as interest expense for the three and six months ended December 31, 2014, respectively. Approximately $0.0 million and $0.1 million of amortization of loan costs relating to the previous revolving-credit facility were recognized and reported as interest expense for the three and six months ended December 31, 2013, respectively.

(7) Fair Value Measurements

The fair value of the Company's Credit Facility debt at December 31, 2014 and June 30, 2014 approximated its carrying value of $58.5 million and $41.0 million, respectively, as the rates on these borrowings are variable in nature. In relation to the acquisitions of Aydin, Beckwood, Aubrey, eMT, IED and Argotec, the Company estimated the fair value of the assets acquired and liabilities assumed at acquisition date. See Note 2 for a further discussion of these estimated fair values. The fair value of accounts receivable and accounts payable approximated their carrying values at both December 31, 2014 and June 30, 2014.

The Company holds marketable equity securities of $0.9 million and $0 at December 31, 2014 and 2013, respectively, that it classifies as available-for-sale and are recorded in other non-current assets on the Condensed Consolidated Balance Sheet. These securities are carried at fair value with unrealized gains and losses reflected in Accumulated Other Comprehensive Income and are classified as Level 1 in the fair value hierarchy. The assessment for impairment of marketable equity securities as available-for-sale is based on established financial methodologies, including quoted market prices for publicly traded securities. If the Company determines that a loss in the value of the investment is other than temporary, the investment is written down to its estimated fair value. Any such losses are recorded in other expense (income), net.

(8) Income Taxes
The Company recognized a discrete income tax benefit of less than $0.1 million for the three months ended December 31, 2014 in relation to a state audit adjustment. Excluding this discrete benefit, the Company recognized an income tax provision of approximately $0.8 million or approximately 34.6% of income before provision for income taxes, for the three months ended December 31, 2014 compared to approximately $1.7 million, or approximately 33.3% of income before provision for income taxes, for the three months ended December 31, 2013. The Company additionally recognized a discrete income tax benefit of $0.1 million for the six months ended December 31, 2014 in relation to the application of a change in the Company's state apportionment factors resulting from the acquisition of eMT. Excluding the two discrete benefit items, the Company recognized income tax provisions of approximately $0.9 million and $2.8 million, or approximately 34.5% and 33.0% of income before provision for income taxes, for the six months ended December 31, 2014 and 2013, respectively. The Company’s effective income tax rate for the interim periods presented is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the Federal statutory income tax rate primarily due to applicable permanent differences, foreign income taxes and state income taxes.

(9) Defined Benefit Pension Plan
As of December 31, 2014, approximately 400 employees and retirees of the Company were covered by a defined benefit pension plan. Effective April 1, 2009, participation and the accrual of benefits in this pension plan were frozen, at which time all participants became fully vested and all prior service costs were recognized. The components of net periodic pension expense are as follows for the three and six months ended December 31, 2014 and 2013 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Service cost	$—	$—	$—	$—
Interest cost	74	91	163	177
Expected return on plan assets	(149)	(133)	(280)	(262)
Amortization of prior service cost	—	—	—	—
Amortization of unrecognized net actuarial loss	8	18	40	64
Net pension income	(67)	(24)	(77)	(21)
Pro rata recognition of lump-sum settlements	—	—	—	—
Total pension income	$(67)	$(24)	$(77)	$(21)

The Company’s policy is to fund the plan based upon legal requirements and tax regulations. During the six months ended December 31, 2014, no contribution was made to the pension plan. During the six months ended December 31, 2013, less than $0.1 million was contributed to the pension plan. For further information on future funding projections and other pension disclosures see Part II, Item 8, Note 10 “Employee Retirement Benefit Plans” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

(10) Commitments and Contingencies
Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Although the Company entered into a long-term lease of the Coors Road property that was accounted for as a sale of property during fiscal 2010, it remains responsible for the remediation obligations related to its past operation of this facility. During the fourth quarter of fiscal 2014, Sparton completed a review of its remediation plan, which included remediation methods currently in use, desired outcomes, progress to date, anticipated progress over the next sixteen years and estimated costs to complete the remediation plan by fiscal 2030, following the terms of a March 2000 consent decree. The Company’s minimum cost estimate is based upon existing technology and excludes certain legal costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements. During this latest review, the Company found: additional concentrations of contaminants on-site that required clean-up actions previously not included within the remediation plan; progress to date on the removal of certain other on-site contaminants was taking place slower than previously anticipated; and that certain efficiencies regarding periodic reporting were not being realized as had been previously anticipated. The discovery of additional on-site contaminants, slower than expected removal rates of other on-site contaminants and continued high periodic reporting costs added significant additional costs to the remediation project that are expected to continue for a number of years. As a result, the remaining estimated minimum future undiscounted costs of this financial liability increased to $8.2 million at June 30, 2014, thereby requiring a $4.2 million non-cash charge against operations in the fourth quarter of fiscal 2014. As of December 31, 2014, the remaining estimated minimum future undiscounted costs of this financial liability is $8.0 million. This charge is net of United States Department of Energy (“DOE”) reimbursements of $1.5 million expected to take place in future years, under the fiscal 2003 agreement between the Company and the DOE, as further explained below. Of the $8.0 million financial liability, $0.6 million is classified as a current liability and included on the balance sheet in other accrued expenses.
In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8.4 million incurred from the date of settlement, of which approximately $5.5 million has been expended as of December 31, 2014 toward the $8.4 million threshold. It is expected that the DOE reimbursements will commence in the years after fiscal 2020. At June 30, 2014, the Company recognized a $1.5 million long-term asset in relation to these expected reimbursements and is considered collectible. The $1.5 million DOE receivable is included in other non-current assets on the balance sheet. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At December 31, 2014, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded, could be up to $3.1 million before income taxes over the next sixteen years, with such amount expected to be offset by related reimbursement from the DOE of $1.0 million.
The Company and its subsidiaries are also involved in certain existing compliance issues with the EPA and various state agencies, including being named as a potentially responsible party at several sites. Potentially responsible parties ("PRPs") can be held jointly and severally liable for the clean-up costs at any specific site. The Company’s past experience, however, has indicated that when it has contributed relatively small amounts of materials or waste to a specific site relative to other PRPs, its ultimate share of any clean-up costs has been minor. Based upon available information, the Company believes it has contributed only small amounts to those sites in which it is currently viewed as a PRP and that reasonably possible losses related to these compliance issues are immaterial.
Litigation — On September 24, 2013, L-3 Communications Corporation, doing business as L-3 Linkabit (“Linkabit”) filed a complaint in the United States District Court for the Middle District of Florida, Orlando Division, against Sparton Corporation and Sparton Electronics alleging, among other things, that the Company failed to follow Linkabit drawings for the manufacture and assembly of certain products and that the Company changed its manufacturing process resulting in shipment of defective products to Linkabit. Linkabit seeks damages for breach of contract, breach of covenants, breach of warranties and negligence. In response to the Company's motion to dismiss on January 10, 2014, Linkabit filed its first amended complaint deleting the alleged negligence claims.  Trial is scheduled on November 16, 2015.  The Company believes that its defenses to the claims are very strong and it intends to defend this action vigorously.  Given the stage of the litigation and the unresolved remaining questions of fact, no liability has been recorded as the Company cannot estimate any loss, or range of loss, with confidence at this time.
U.S. Government Audits — Federal government agencies, including the Defense Contract Audit Agency and the Defense Contract Management Agency, routinely audit and evaluate government contracts and government contractors’ administrative processes and systems. These agencies review the Company’s performance on contracts, pricing practices, cost structure, financial capability and compliance with applicable laws, regulations and standards. They also review the adequacy of the Company’s internal control systems and policies, including the Company’s purchasing, accounting, estimating, compensation and management information processes and systems. The Company works closely with these agencies to ensure compliance.
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

2010 Plan. Under the 2010 Plan, the Company may grant to employees, officers and directors of the Company or its subsidiaries incentive and non-qualified stock options, stock appreciation rights, restricted stock or restricted stock units, performance awards and other stock-based awards, including grants of shares. Stock options issued to date under the 2010 Plan have ten-year lives and vest annually over four years. Restricted stock and restricted stock unit awards granted to date to employees under the 2010 Plan vest annually over four years, in some cases subject to achievement of certain financial performance metrics in addition to the service requirements. Unrestricted stock awards granted to date under the 2010 Plan represent annual stock grants to directors as a component of their overall compensation. The 2010 Plan has a term of ten years. The total number of shares that may be awarded under the 2010 Plan is 1,000,000 shares of common stock, of which amount, 489,647 shares remain available for awards as of December 31, 2014.

The following table shows stock-based compensation expense by type of share-based award for the three and six months ended December 31, 2014 and 2013, respectively, included in the condensed consolidated statements of income (in thousands):

	For the Three Months Ended		For the Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Fair value expense of stock option awards	$103	$—	$141	$—
Restricted stock units	209	—	285	—
Restricted and unrestricted stock	457	620	792	917
Total stock-based compensation	$769	$620	$1,218	$917

The following table shows the total remaining unrecognized compensation cost related to stock options, restricted stock units and restricted stock, as well as the weighted average remaining required service period over which such costs will be recognized as of December 31, 2014:

	Total Remaining Unrecognized Compensation Cost	Weighted Average Remaining Required Service Period
	(in thousands)	(in years)
Fair value expense of stock option awards	$720	2.23
Restricted stock units	1,462	2.23
Restricted stock	1,112	1.87
	$3,294	2.12

During the six months ended December 31, 2014, the Company awarded an aggregate of 93,805 stock options to certain members of management with a weighted average exercise price of $26.74. The fair value of each stock option is estimated at the grant date using the Black-Scholes option pricing method. The table below outlines the weighted average assumptions used for the options granted during the six months ended December 31, 2014:

Weighted Average
Risk free interest rate	2.06%
Volatility	34.10%
Dividend yield	—%
Expected life in years	6.25
Fair value price	$9.99
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
The Company did not grant any stock options during the six months ended December 31, 2013.

The following is a summary of activity for the six months ended December 31, 2014 related to the Company's stock options granted under its long-term incentive plans:

	Number of Options	Weighted Average Exercise Price

Options outstanding at June 30, 2014	38,543	$8.57
Granted	93,805	26.74
Exercised	(1,400)	8.57
Forfeited	(15,988)	8.57
Options outstanding at December 31, 2014	114,960	23.39
Exercisable at December 31, 2014	21,155	$8.57

The following is a summary of options outstanding and exercisable at December 31, 2014:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractural Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number Exercisable	Weighted Average Remaining Contractural Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$8.57	21,155	0.33	$8.57	$418	21,155	0.33	$8.57	$418
$23.85-$26.86	93,805	9.68	26.74	—	—	—	—	—
	114,960	7.94	$23.39	$418	21,155	0.33	$8.57	$418

The intrinsic value of options exercised during the six months ended December 31, 2014 and 2013 was less than $0.1 million and $0.2 million, respectively.

The following is a summary of activity for the six months ended December 31, 2014 related to restricted shares, unrestricted shares and restricted stock units granted under the Company’s long-term incentive plans:

	Shares	Weighted Average Grant Date Fair Value
Restricted shares at June 30, 2014	316,997	$12.38
Granted	95,951	26.59
Vested	(170,431)	9.57
Forfeited	(15,313)	17.27
Restricted shares and restricted stock units at December 31, 2014	227,204	$20.16

The total fair value of restricted stock vested in the six months ended December 31, 2014 and 2013 was approximately $4.3 million and $1.6 million, respectively.
(12) Earnings Per Share Data

The Company calculates basic net income available to common shareholders per share by dividing net income available to common shareholders by the weighted-average number of common shares and participating securities outstanding during the period. Diluted net income available to common shareholders per share takes into account the dilutive effect of additional potential common shares issued or issuable under our stock-based compensation plans and are determined using the treasury stock method. Unvested participating restricted shares, which contain non-forfeitable rights to dividends whether paid or unpaid, are included in the number of shares outstanding for both basic and diluted earnings per share calculations. Unvested contingently issuable participating restricted shares are excluded from basic earnings per share. In the event of a net loss, all unvested participating restricted stock awards are excluded from the calculation of both basic and diluted loss per share.

Earnings per share calculations, including net income available to common shareholders and weighted average number of shares of common stock outstanding used in calculating basic and diluted income per share, for the three and six months ended December 31, 2014 and 2013 are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Numerator (in thousands):
Net income	$1,562	$3,484	$1,758	$5,770
Less net income allocated to contingently issuable participating securities	(22)	—	(26)	—
Net income available to common shareholders	$1,540	$3,484	$1,732	$5,770

Weighted average shares outstanding – Basic	9,894,526	10,115,255	9,927,672	10,093,973
Dilutive effect of stock options	16,209	32,263	19,161	29,569
Weighted average shares outstanding – Diluted	9,910,735	10,147,518	9,946,833	10,123,542

Net income available to common shareholders per share:
Basic	$0.16	$0.34	$0.17	$0.57
Diluted	$0.16	$0.34	$0.17	$0.57

For the three months ended December 31, 2014 and 2013, there were no unvested participating restricted shares included in determining both basic and diluted earnings per share. For the six months ended December 31, 2014 and 2013, 175,666 and 315,144, respectively, of unvested participating restricted shares were included in determining both basic and diluted earnings per share. Potential common shares excluded from the calculation of diluted net income per share because they were either contingently issuable or their inclusion would be anti-dilutive were 1,952 and 306,009 for the three and six months ended December 31, 2014. No potential shares of common stock were excluded from diluted income per share computations for the three and six months ended December 31, 2013.
(13) Stock Repurchase Plans
On October 22, 2014, the Company’s Board of Directors approved a repurchase by the Company of up to $5.0 million of shares of its common stock. The Company has been authorized to purchase shares from time to time in open market, block transactions and privately negotiated transactions. The stock repurchase program does not require the Company to repurchase any specific number of shares. Pursuant to this stock repurchase program, during the three months ended December 31, 2014, the Company purchased 167,566 shares of its common stock at an average price of $27.54 per share for approximately $4.6 million. Shares purchased under the plan were cancelled upon repurchase. As of December 31, 2014, approximately $0.4 million remained available under the stock repurchase plan.
On May 1, 2013, the Company’s Board of Directors approved a repurchase by the Company of up to $3.0 million of shares of its common stock over a 12-month period. The Company has been authorized to purchase shares from time to time in open market, block transactions and privately negotiated transactions at prices deemed appropriate by management, depending on market conditions, applicable laws and other factors. The stock repurchase program does not require the Company to repurchase any specific number of shares and can be modified, extended or terminated by the Board of Directors at any time. Pursuant to this stock repurchase program, during the three months ended September 30, 2013, the Company purchased 47,119 shares of its common stock at an average price of $18.51 per share for approximately $0.9 million. Previously, during the year ended June 30, 2013, the Company purchased 128,158 shares of its common stock at an average price of $16.55 per share for approximately $2.1 million. Total shares purchased pursuant to this stock repurchase program total 175,277 at an average price of $17.08. Shares purchased under the plan were cancelled upon repurchase. As of June 30, 2014, all authorized funds under the stock repurchase program were expended.

(14) Business Segments
The Company is a provider of complex and sophisticated electromechanical devices with capabilities that include concept development, design and manufacturing engineering, production, distribution and field service. The Company serves the Medical & Biotechnology, Military & Aerospace and Industrial & Commercial markets through two reportable business segments; Manufacturing & Design Services and Engineered Components & Products. Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in assessing performance and allocating resources. During the first quarter of fiscal 2015, the Company changed its reportable segments to align with the way it internally reports and manages the business. The prior reportable segments of Medical and Complex Systems have been combined and are referred to as Manufacturing & Design Services or "MDS". The MDS segment represents the Company's contract manufacturing and design services where the customer owns the related intellectual property. The prior DSS reportable segment remains unchanged and is now referred to as Engineered Components & Products or "ECP". The ECP segment represents the Company's manufacturing and design services where the Company owns the related intellectual property. The Company has restated the prior period to conform to the current year's presentation.
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
Manufacturing and Design Services segment operations are comprised of contract design, manufacturing and aftermarket repair and refurbishment of sophisticated printed circuit card assemblies, sub-assemblies, full product assemblies and cable/wire harnesses for customers seeking to bring their intellectual property to market. Customers include OEM and ET customers serving the Medical & Biotechnology, Military & Aerospace and Industrial & Commercial markets. In manufacturing for its customers, this segment adheres to very strict military and aerospace specifications, Food and Drug Administration (“FDA”) guidelines and approvals, in addition to product and process certifications.
Engineered Components and Products segment operations are comprised of design, development and production of proprietary products for both domestic and foreign defense as well as commercial needs. Sparton designs and manufactures ASW devices known as sonobuoys for the U.S. Navy and foreign governments that meet Department of State licensing requirements. This segment also performs an engineering development function for the United States military and prime defense contractors for advanced technologies ultimately leading to future defense products as well as replacements for existing products. The sonobuoy product line is built to stringent military specifications. These products are restricted by International Tariff and Arms Regulations (“ITAR”) and qualified by the U.S. Navy, which limits opportunities for competition. Sparton is also a provider of ruggedized flat panel display systems for military panel PC workstations, air traffic control and industrial applications. Ruggedized displays are manufactured for prime contractors to specific military grade specifications. Additionally, this business unit internally develops and markets commercial products for underwater acoustics and microelectromechanical (“MEMS”)-based inertial measurement.

Operating results and certain other financial information about the Company’s two reportable segments for the three and six months ended December 31, 2014 and 2013 and as of December 31, 2014 and June 30, 2014 were as follows (in thousands):

	For the Three Months Ended December 31, 2014
	Manufacturing and Design Services	Engineered Components and Products	Corporate and Other Unallocated	Eliminations	Total
Sales	$60,790	$28,919	$—	$(4,067)	$85,642
Gross profit	8,208	6,963	—	—	15,171
Operating income (loss)	2,673	4,273	(4,214)	—	2,732
Selling and administrative expenses	4,133	2,445	4,228	—	10,806
Internal research and development expenses	—	197	—	—	197
Depreciation/amortization	2,115	294	179	—	2,588
Capital expenditures	347	416	52	—	815

	For the Three Months Ended December 31, 2013
	Manufacturing and Design Services	Engineered Components and Products	Corporate and Other Unallocated	Eliminations	Total
Sales	$62,146	$26,078	$—	$(3,507)	$84,717
Gross profit	8,923	6,209	—	—	15,132
Operating income (loss)	4,837	3,590	(3,015)	—	5,412
Selling and administrative expenses	3,519	2,148	3,020	—	8,687
Internal research and development expenses	—	402	—	—	402
Depreciation/amortization	1,429	390	100	—	1,919
Capital expenditures	418	324	196	—	938

	For the Six Months Ended December 31, 2014
	Manufacturing and Design Services	Engineered Components and Products	Corporate and Other Unallocated	Eliminations	Total
Sales	$117,041	$51,988	$—	$(6,362)	$162,667
Gross profit	15,294	12,691	—	—	27,985
Operating income (loss)	4,779	7,539	(8,757)	—	3,561
Selling and administrative expenses	7,862	4,757	8,786	—	21,405
Internal research and development expenses	—	297	—	—	297
Depreciation/amortization	4,174	586	286	—	5,046
Capital expenditures	747	878	203	—	1,828

	For the Six Months Ended December 31, 2013
	Manufacturing and Design Services	Engineered Components and Products	Corporate and Other Unallocated	Eliminations	Total
Sales	$121,763	$43,971	$—	$(6,716)	$159,018
Gross profit	17,872	9,557	—	—	27,429
Operating income (loss)	9,766	4,874	(5,748)	—	8,892
Selling and administrative expenses	6,753	3,823	5,756	—	16,332
Internal research and development expenses	—	791	—	—	791
Restructuring Charges	188	—	—	—	188
Depreciation/amortization	2,884	564	192	—	3,640
Capital expenditures	486	619	307	—	1,412

	As of December 31, 2014
	Manufacturing and Design Services	Engineered Components and Products	Corporate and Other Unallocated	Eliminations	Total
Total assets	$159,795	$30,743	$18,568	$—	$209,106

	As of June 30, 2014
	Manufacturing and Design Services	Engineered Components and Products	Corporate and Other Unallocated	Eliminations	Total
Total assets	$144,991	$35,033	$18,956	$—	$198,980

(15) New Accounting Standards
In July 2013, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance under Accounting Standards Update No. 2013-11 ("ASU 2013-11"), which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss or a tax credit carryforward exists. ASU 2013-11 requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This accounting standard update requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. ASU 2013-11 was effective for the Company’s first quarter of fiscal 2015. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 ("ASU 2014-09"), which amends guidance for revenue recognition. Under the new standard, revenue will be recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. The standard creates a five-step model that will generally require companies to use more judgment and make more estimates than under current guidance when considering the terms of contracts along with all relevant facts and circumstances. These include the identification of customer contracts and separating performance obligations, the determination of transaction price that potentially includes an estimate of variable consideration, allocating the transaction price to each separate performance obligation and recognizing revenue in line with the pattern of transfer. The standard also requires extensive additional disclosures to provide greater insight into revenues recognized and deferred, including quantitative and qualitative information about significant judgments and changes in those judgments made to determine the timing and amount of revenues recognized. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. Companies have the option of using either a full or modified retrospective approach in applying this standard. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

(16) Subsequent Events
On January 21, 2015, the Company completed the acquisition of certain assets of KEP Marine, a $3 million annual revenue business and division of Kessler-Ellis Products, located in Eatontown, NJ, in a $4.3 million all-cash transaction. The acquired business, which is part of the Company's ECP segment, designs and manufactures industrial displays, industrial computers and HMI software for the Marine market. These product lines will be consolidated into the Aydin Displays facility, located in Birdsboro, PA. The initial accounting for this acquisition is not complete pending detailed analyses of the facts and circumstances that existed as of the acquisition date.
On January 20, 2015, the Company completed the acquisition of Real-Time Enterprises, Inc. ("RTEmd"), a $4 million annual revenue business, located in Pittsford, NY, in a $2.3 million all-cash transaction. Additional consideration of up to $0.8 million is contingent upon RTEmd attaining certain performance thresholds during the twelve month period following the transaction. RTEmd will continue to service its current and future customers out of its Pittsford, NY location. The acquired business, which is part of the Company's MDS segment, is a leading developer of embedded software to operate medical devices and diagnostic equipment through a disciplined approach to product development and quality/regulatory services with specific product experience such as patient monitoring, medical imaging, in-vitro diagnostics, electro-medical systems, surgical applications, ophthalmology, nephrology, infusion pumps and medical imaging. The initial accounting for this acquisition is not complete pending detailed analyses of the facts and circumstances that existed as of the acquisition date.

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

Business Overview

General
Sparton is a provider of complex and sophisticated electromechanical devices with capabilities that include concept development, design and manufacturing engineering, production, distribution and field service. The Company serves the Medical & Biotechnology, Military & Aerospace and Industrial & Commercial markets through two reportable business segments; Manufacturing & Design Services and Engineered Components & Products.
All of the Company's facilities are certified to one or more of the ISO/AS standards, including ISO 9001, AS9100 and ISO 13485, with most having additional certifications based on the needs of the customers they serve. The Company's products and services include offerings for Original Equipment Manufacturers (“OEM”) and Emerging Technology (“ET”) customers that utilize microprocessor-based systems which include transducers, printed circuit boards and assemblies, sensors and electromechanical components, as well as development and design engineering services relating to these product sales. Sparton also develops and manufactures sonobuoys, anti-submarine warfare (“ASW”) devices used by the United States Navy as well as foreign countries friendly to the U.S. and manufactures ruggedized flat panel display systems for military panel PC workstations, air traffic control and industrial applications. Many of the physical and technical attributes in the production of these proprietary products are similar to those required in the production of the Company's other electrical and electromechanical products and assemblies.
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
Engineered Components & Products
Engineered Components and Products segment operations are comprised of design, development and production of proprietary products for both domestic and foreign defense as well as commercial needs. Sparton designs and manufactures ASW devices known as sonobuoys for the U.S. Navy and foreign governments that meet Department of State licensing requirements. This segment also performs an engineering development function for the United States military and prime defense contractors for advanced technologies ultimately leading to future defense products as well as replacements for existing products. The sonobuoy product line is built to stringent military specifications. These products are restricted by International Tariff and Arms Regulations (“ITAR”) and qualified by the U.S. Navy, which limits opportunities for competition. Sparton is also a provider of ruggedized flat panel display systems for military panel PC workstations, air traffic control and industrial applications. Ruggedized displays are manufactured for prime contractors to specific military grade specifications. Additionally, this business unit internally develops and markets commercial products for underwater acoustics and microelectromechanical (“MEMS”)-based inertial measurement.
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
Acquisitions
Fiscal Year 2015
KEP Marine, Inc.
On January 21, 2015, the Company completed the acquisition of certain assets of KEP Marine, a $3 million annual revenue business and division of Kessler-Ellis Products, located in Eatontown, NJ, in a $4.3 million all-cash transaction. The acquired business, which is part of the Company's ECP segment, designs and manufactures industrial displays, industrial computers and HMI software for the Marine market. These product lines will be consolidated into the Aydin Displays facility, located in Birdsboro, PA. The initial accounting for this acquisition is not complete pending detailed analyses of the facts and circumstances that existed as of the acquisition date.
Real-Time Enterprises, Inc.
On January 20, 2015, the Company completed the acquisition of Real-Time Enterprises, Inc. ("RTEmd"), a $4 million annual revenue business, located in Pittsford, NY, in $2.3 million all-cash transaction. Additional consideration of up to $0.8 million is contingent upon RTEmd attaining certain performance thresholds during the twelve month period following the transaction. RTEmd will continue to service its current and future customers out of its Pittsford, NY location. The acquired business, which is part of the Company's MDS segment, is a leading developer of embedded software to operate medical devices and diagnostic equipment through a disciplined approach to product development and quality/regulatory services with specific product experience such as patient monitoring, medical imaging, in-vitro diagnostics, electro-medical systems, surgical applications, ophthalmology, nephrology, infusion pumps and medical imaging. The initial accounting for this acquisition is not complete pending detailed analyses of the facts and circumstances that existed as of the acquisition date.
Argotec, Inc.
On December 8, 2014, the Company completed the acquisition of certain assets of Argotec, Inc. ("Argotec"), located in Longwood, FL in a $0.4 million all cash transaction. Historical revenues of this business are not material. The acquired business, which is part of the Company's ECP segment, is engaged in developing and manufacturing sonar transducer products and components for the U.S. Navy and also provides aftermarket servicing. These products have been consolidated into the Company's DeLeon Springs, FL location. The initial accounting for the acquisition is not complete pending detailed analyses of the facts and circumstances that existed as of the acquisition date.
Industrial Electronic Devices, Inc.
On December 3, 2014, the Company completed the acquisition of certain assets of Industrial Electronic Devices, Inc. ("IED"), a $3.0 million revenue business, located in Flemington, NJ in a $3.3 million all cash transaction, of which approximately $0.3 million remains payable in relation to a New Jersey state bulk sale holdback requirement. The transaction includes a $0.5 million escrowed holdback which is available to fund any potential seller indemnification obligations in relation to the acquisition agreement. The acquired business, which is part of the Company's ECP segment, designs and manufactures a full line of ruggedized displays for the Industrial and Marine markets. IED's catalog spans over 600 standard, semi-custom and custom configurations, incorporating some of the most advanced flat panel displays and touch screen technology available. The initial accounting for the acquisition is not complete pending detailed analyses of the facts and circumstances that existed as of the acquisition date.
Electronic Manufacturing Technology, LLC.
On July 9, 2014, the Company completed the acquisition of Electronic Manufacturing Technology, LLC (“eMT”), located in Irvine, CA. The purchase price of $21.7 million, which included $1.5 million of acquired cash, is subject to certain post-closing adjustments and was financed through the use of borrowings under the Company's Credit Facility. The transaction includes a $2.4 million escrowed holdback which is available to fund any potential post-closing working capital adjustment and potential seller indemnification obligations in relation to the acquisition agreement.
The acquired business, which is part of the Company's Manufacturing and Design services segment and which is expected to add $25 million (unaudited) in annualized revenue, is engaged in the contract services business of manufacturing electromechanical controls and electronic assemblies. Their customer profile includes international Fortune 1000 manufacturers of highly reliable industrial excimer laser products, laser eye surgery sub-assemblies, target simulators for space and aviation systems, power modules for computerized tomography products, test systems for commercial aerospace OEMs, and toll road antennas and control boxes.
Fiscal Year 2014
Aubrey Group, Inc.
On March 17, 2014, the Company completed the acquisition of Aubrey Group, Inc. ("Aubrey”), located in Irvine, CA, in a $5.0 million all-cash transaction after settlement of an approximate $0.2 million post-closing working capital adjustment during the first quarter of fiscal 2015. Additional consideration of approximately $0.6 million was paid at closing for cash of the business in excess of net customer deposits held by Aubrey. The transaction was financed through the use of borrowings under the Company's Credit Facility. The transaction includes an approximate $0.5 million escrowed holdback which funded the post-closing working capital adjustment and is available to fund any potential seller indemnification obligations in relation to the acquisition agreement.
The acquired business, a design and manufacturing company, which is part of the Manufacturing & Design services segment, develops new products for OEMs in the Medical and Biotechnological markets. Inventors, entrepreneurs, and industry leading OEMs utilize Aubrey's design and engineering teams to develop innovative solutions in a timely manner, delivering its clients' new products into the marketplace faster and more cost effectively.
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
Consolidated Results of Operations
Presented below is comparative data and discussions regarding our consolidated results of operations for the three and six months ended December 31, 2014 compared to the three and six months ended December 31, 2013. Results of operations for any period less than one year are not necessarily indicative of results of operations that may be expected for a full year. The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report.

For the Three Months Ended December 31, 2014 compared to the Three Months Ended December 31, 2013

The following table presents selected condensed consolidated statement of income data for the three months ended December 31, 2014 and 2013 (in thousands):

	2014		2013
	Total	% of Sales	Total	% of Sales
Net sales	$85,642	100.0%	$84,717	100.0%
Cost of goods sold	70,471	82.3	69,585	82.1
Gross profit	15,171	17.7	15,132	17.9
Selling and administrative expenses	10,806	12.6	8,687	10.3
Internal research and development expenses	197	0.2	402	0.5
Amortization of intangible assets	1,450	1.7	636	0.8
Restructuring charges	—	—	—	—
Other operating income, net	(14)	—	(5)	—
Operating income	2,732	3.2	5,412	6.3
Total other expense, net	(403)	(0.5)	(192)	(0.2)
Income before provision for income taxes	2,329	2.7	5,220	6.1
Provision for income taxes	767	0.9	1,736	2.0
Net income	$1,562	1.8%	$3,484	4.1%

MDS

The following table presents selected condensed consolidated statement of income data for the three months ended December 31, 2014 and 2013 (in thousands):

	For the Three Months Ended December 31,
	2014	% of Sales	2013	% of Sales	$ Chg	% Chg
Sales
Base business	$44,386	73.0%	$57,907	93.2%	$(13,521)	(23.3)%
Acquisitions	12,475	20.5	755	1.2	11,720	nmf
Intercompany	3,929	6.5	3,484	5.6	445	12.8
Total Sales	60,790	100.0	62,146	100.0	(1,356)	(2.2)

Gross Profit	8,208	13.5	8,923	14.4	(715)	(8.0)%

Selling and administrative expenses	4,133	6.8	3,519	5.7	614	17.4
Amortization of intangible assets	1,402	2.3	567	0.9	835	147.3
Restructuring charges	—		—	—	—	—
Operating income	$2,673	4.4%	$4,837	7.8%	$(2,164)	(44.7)%

MDS base business sales reflect sales from MDS facilities that were owned for the entire three months ended December 31, 2014 and 2013. MDS acquisition sales relate to the acquisitions of Beckwood and Aubrey in fiscal 2014 and the acquisition of eMT in fiscal 2015. The comparative decrease in base business sales reflects the previously disclosed rebalancing of Fenwal Blood Technologies (a Fresinius Kabi company) ("Fenwal") program engagements with the Company that began in the Company's fiscal 2014 third quarter. Fenwal contributed 10% and 18% of consolidated company net sales during the three months ended December 31, 2014 and 2013, respectively. The rebalancing of Fenwal programs negatively affected comparative sales to this customer by $6.8 million in the second quarter of fiscal 2015. Further, approximately $6 million of other customer orders expected in the second quarter have been delayed by customers due to design issues, customer launch timing and governmental funding. It is anticipated these orders will not begin to be realized until the fourth quarter of this fiscal year. Medical backlog was approximately $121.2 million at December 31, 2014 compared to $112.9 million at December 31, 2013. Commercial orders, in general, may be rescheduled or cancelled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the December 31, 2014 MDS backlog is currently expected to be realized in the next 12 months.

The decrease in gross margin percentage on MDS sales primarily reflects the effect of fixed overhead costs on lower base business sales. The selling and administrative expense increase primarily reflects incremental direct and allocated expenses related to the eMT, Aubrey and Beckwood operations. The increase in amortization of intangible assets relates to the amortization of customer relationships and non-compete agreements acquired as part of the fiscal 2015 eMT transaction and the customer relationships and non-compete agreements acquired as part of the fiscal 2014 Aubrey and Beckwood transactions.

ECP

The following table presents selected condensed consolidated statement of income data for the three months ended December 31, 2014 and 2013 (in thousands):

	For the Three Months Ended December 31,
	2014	% of Sales	2013	% of Sales	$ Chg	% Chg
Sales
Base business	$28,781	99.5%	$26,055	99.9%	$2,726	10.5%
Intercompany	138	0.5	23	0.1	115	500.0
Total Sales	28,919	100.0	26,078	100.0	2,841	10.9

Gross Profit	6,963	24.1	6,209	23.8	754	12.1

Selling and administrative expenses	2,445	8.5	2,148	8.2	297	13.8
Amortization of intangible assets	48	0.2	69	0.3	(21)	(30.4)
Internal research and development expenses	197	0.7	402	1.5	(205)	(51.0)
Operating income	$4,273	14.8%	$3,590	13.8%	$683	19.0%

ECP base business sales reflect sales from ECP facilities that were owned for the entire three months ended December 31, 2014 and 2013 as well as sales in fiscal 2015 relating to IED and Argotec, as sales relating to these acquisitions are not considered material for separate presentation. The increase in ECP base business sales reflects increased sonobuoy sales to the U.S. Navy and increased sales of ruggedized flat panel displays, partially offset by decreased sonobuoy sales to foreign governments. Total sales to the U.S. Navy in the three months ended December 31, 2014 and 2013 was approximately $23.0 million and $16.4 million, or 27% and 19%, respectively, of consolidated Company net sales for those periods. Sonobuoy sales to foreign governments were $0.9 million and $6.9 million in the three months ended December 31, 2014 and 2013, respectively. DSS backlog was approximately $105.4 million at December 31, 2014 compared to $78.7 million at December 31, 2013. A majority of the December 31, 2014 ECP backlog is currently expected to be realized in the next 14 months.

Gross profit percentage was positively affected in the current year quarter by increased volume as compared to the prior year quarter. The selling and administrative expense increase reflects certain increased costs in anticipation of future growth.

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

Eliminations, Corporate Unallocated and Other

The following table presents selected condensed consolidated statement of income data for the three months ended December 31, 2014 and 2013 (in thousands):

	For the Three Months Ended December 31,
	2014	2013	$ Chg	% Chg
Sales
Intercompany	$(4,067)	$(3,507)	$(560)	16.0%
Total Sales	(4,067)	(3,507)	(560)	16.0

Gross Profit	—	—	—

Selling and administrative expenses	4,228	3,020	1,208	40.0
Other operating expenses	(14)	(5)	(9)	180.0
Operating income	$(4,214)	$(3,015)	$(1,199)	39.8%

Total corporate selling and administrative expenses before allocation to operating segments were $6.4 million and $5.2 million for the three months ended December 31, 2014 and 2013, respectively, or 7.5% and 6.2% of consolidated sales, respectively, reflecting certain fiscal 2015 costs, including a success-based finders fee in relation to the IED acquisition, as well as certain increased costs in the fiscal 2015 period in anticipation of future growth. Of these costs, $2.2 million and $2.2 million, respectively, were allocated to segment operations in each of these periods. Allocations of corporate selling and administrative expenses are based on the nature of the service provided and can fluctuate from period to period.

Interest expense consists of interest and fees on the Company's outstanding debt and revolving credit facility, including amortization of financing costs. Interest expense was $0.4 million and $0.2 million for the three months ended December 31, 2014 and 2013, respectively. The comparative interest expense reflects comparative borrowings under the Company’s credit facility between the two periods. See Note 6, Debt, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of debt.

The Company recognized a discrete income tax benefit of less than $0.1 million for the three months ended December 31, 2014 in relation to a state audit adjustment. Excluding this discrete benefit, the Company recognized an income tax provision of approximately $0.8 million or approximately 34.6% of income before provision for income taxes, for the three months ended December 31, 2014 compared to approximately $1.7 million, or approximately 33.3% of income before provision for income taxes, for the three months ended December 31, 2013. See Note 8, Income Taxes, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of income taxes.

Due to the factors described above, the Company reported net income of $1.6 million ($0.16 per share, basic and diluted) for the three months ended December 31, 2014, compared to net income of $3.5 million ($0.34 per share, basic and diluted) for the corresponding quarter last year.

For the Six Months Ended December 31, 2014 compared to the Six Months Ended December 31, 2013

The following table presents selected condensed consolidated statement of income data for the six months ended December 31, 2014 and 2013 (in thousands):

	2014		2013
	Total	% of Sales	Total	% of Sales
Net sales	$162,667	100.0%	$159,018	100.0%
Cost of goods sold	134,682	82.8	131,589	82.8
Gross profit	27,985	17.2	27,429	17.2
Selling and administrative expenses	21,405	13.1	16,332	10.3
Internal research and development expenses	297	0.2	791	0.5
Amortization of intangible assets	2,751	1.7	1,234	0.8
Restructuring charges	—	—	188	0.1
Other operating income, net	(29)	—	(8)	—
Operating income	3,561	2.2	8,892	5.6
Total other expense, net	(1,001)	(0.6)	(279)	(0.2)
Income before provision for income taxes	2,560	1.6	8,613	5.4
Provision for income taxes	802	0.5	2,843	1.8
Net income	$1,758	1.1%	$5,770	3.6%

MDS

The following table presents selected condensed consolidated statement of income data for the six months ended December 31, 2014 and 2013 (in thousands):

	For the Six Months Ended December 31,
	2014	% of Sales	2013	% of Sales	$ Chg	% Chg
Sales
Base business	$86,768	74.1%	$114,318	93.9%	$(27,550)	(24.1)%
Acquisitions	24,096	20.6	755	0.6	23,341	nmf
Intercompany	6,177	5.3	6,690	5.4	(513)	(7.7)
Total Sales	117,041	100.0	121,763	99.9	(4,722)	(3.9)

Gross Profit	15,294	13.1	17,872	14.7	(2,578)	(14.4)

Selling and administrative expenses	7,862	6.7	6,753	5.5	1,109	16.4
Amortization of intangible assets	2,653	2.3	1,165	1.0	1,488	127.7
Restructuring charges	—	—	188	0.2	(188)	nmf
Operating income	$4,779	4.1%	$9,766	8.0%	$(4,987)	(51.1)%

MDS base business sales reflect sales from MDS facilities that were owned for the entire six months ended December 31, 2014 and 2013. MDS acquisition sales relate to the acquisitions of Beckwood and Aubrey in fiscal 2014 and the acquisition of eMT in fiscal 2015. The comparative decrease in base business sales reflects the previously disclosed rebalancing of Fenwal program engagements with the Company that began in the Company's fiscal 2014 third quarter. Fenwal contributed 9% and 19% of consolidated company net sales during the six months ended December 31, 2014 and 2013, respectively. The rebalancing of Fenwal programs negatively affected comparative sales to this customer by $14.9 million in the first half of fiscal 2015. Further, approximately $12 million of customer orders expected in the first half of the year have been delayed by customers due to design issues, customer launch timing and governmental funding. It is anticipated these orders will not begin to be realized until the fourth quarter of this fiscal year.

The decrease in gross margin percentage on MDS sales primarily reflects the effect of fixed overhead costs on lower base business sales. The selling and administrative expense increase primarily reflects incremental direct and allocated expenses related to the eMT, Aubrey and Beckwood operations. The increase in amortization of intangible assets relates to the amortization of customer relationships and non-compete agreements acquired as part of the fiscal 2015 eMT transaction and the customer relationships and non-compete agreements acquired as part of the fiscal 2014 Aubrey and Beckwood transactions.

ECP

The following table presents selected condensed consolidated statement of income data for the six months ended December 31, 2014 and 2013 (in thousands):

	For the Six Months Ended December 31,
	2014	% of Sales	2013	% of Sales	$ Chg	% Chg
Sales
Base business	$43,900	84.4%	$38,779	88.2%	$5,121	13.2%
Acquisitions	7,903	15.2	5,166	11.7	2,737	53.0
Intercompany	185	0.4	26	0.1	159	611.5
Total Sales	51,988	100.0	43,971	100.0	8,017	18.2

Gross Profit	12,691	24.4	9,557	21.7	3,134	32.8

Selling and administrative expenses	4,757	9.2	3,823	8.7	934	24.4
Amortization of intangible assets	98	0.2	69	0.2	29	42.0
Internal research and development expenses	297	0.6	791	1.8	(494)	(62.5)
Operating income	$7,539	14.5%	$4,874	11.1%	$2,665	54.7%

ECP base business sales reflect sales from ECP facilities that were owned for the entire six months ended December 31, 2014 and 2013 as well as sales in fiscal 2015 relating to IED and Argotec, as sales relating to these acquisitions are not considered material for separate presentation. ECP acquisition sales relate to the acquisition of Aydin during the first quarter of fiscal 2014. The increase in ECP base business sales reflects increased sonobuoy sales to the U.S. Navy and U.S. Navy engineering sales, partially offset by decreased sonobuoy sales to foreign governments. Total sales to the U.S. Navy in the six months ended December 31, 2014 and 2013 was approximately $41.4 million and $24.8 million, or 25% and 16%, respectively, of consolidated Company net sales for those periods. Sonobuoy sales to foreign governments were $1.9 million and $13.1 million in the six months ended December 31, 2014 and 2013, respectively.

Gross profit percentage was positively affected in the current year quarter by increased volume as compared to the prior year quarter. The selling and administrative expense increase primarily reflect incremental direct and allocated expenses related to the Aydin operation acquired August 30, 2013 and certain increased costs in anticipation of future growth.

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

Eliminations, Corporate Unallocated and Other

The following table presents selected condensed consolidated statement of income data for the six months ended December 31, 2014 and 2013 (in thousands):

	For the Six Months Ended December 31,
	2014	2013	$ Chg	% Chg
Sales
Intercompany	$(6,362)	$(6,716)	$354	(5.3)%
Total Sales	(6,362)	(6,716)	354	(5.3)

Gross Profit	—	—	—

Selling and administrative expenses	8,786	5,756	3,030	52.6
Other operating expenses	(29)	(8)	(21)	262.5
Operating income	$(8,757)	$(5,748)	$(3,009)	52.3%

Total corporate selling and administrative expenses before allocation to operating segments were $13.0 million and $10.1 million for the six months ended December 31, 2014 and 2013, respectively, or 8.0% and 6.4% of consolidated sales, respectively, reflecting certain fiscal 2015 costs, including success-based finders fees in relation to the eMT and IED acquisitions and costs in relation to a reorganization of the Company's finance organization, as well as certain increased costs in the fiscal 2015 period in anticipation of future growth. Of these costs, $4.2 million and $4.4 million, respectively, were allocated to segment operations in each of these periods. Allocations of corporate selling and administrative expenses are based on the nature of the service provided and can fluctuate from period to period.

Interest expense consists of interest and fees on the Company's outstanding debt and revolving credit facility, including amortization of financing costs. Interest expense was $1.1 million and $0.4 million for the six months ended December 31, 2014 and 2013, respectively. The comparative interest expense reflects accelerated amortization of loan financing fees in relation to the Company's old facility replaced during the first quarter of fiscal 2015 and comparative borrowings under the Company’s credit facility between the two periods. See Note 6, Debt, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of debt.

During the six months ended December 31, 2014, the Company recognized a discrete income tax benefit aggregating approximately $0.1 million in relation to a state audit audit adjustment and the application of a change in the Company's state apportionment factors resulting from the acquisition of eMT. Excluding these discrete benefit items, the Company recognized income tax provisions of approximately $0.9 million and $2.8 million, or approximately 34.5% and 33.0% of income before provision for income taxes, for the six months ended December 31. 2014 and 2013, respectively. See Note 8, Income Taxes, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of income taxes.

Due to the factors described above, the Company reported net income of $1.8 million ($0.17 per share, basic and diluted) for the six months ended December 31, 2014, compared to net income of $5.8 million ($0.57 per share, basic and diluted) for the corresponding period last year.

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

As a condition of the Credit Facility, the Company is subject to certain customary covenants, which it was in compliance with at December 31, 2014. The Company had $58.5 million of borrowings drawn against the Credit Facility at December 31, 2014 and additionally had certain letters of credit outstanding totaling $1.0 million. See Note 6, Debt, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of the Company’s debt.

Certain of the Company’s ECP contracts allow for billings to occur when certain milestones under the applicable program are reached, independent of the amount shipped by Sparton as of such date. These performance based billings reduce the amount of cash that would otherwise be required during the performance of these contracts. As of December 31, 2014 and June 30, 2014, $1.4 million and $3.2 million, respectively, of proceeds from billings in excess of costs were received.

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

	For the Six Months Ended December 31,
CASH FLOWS	2014	2013
Cash flows from operating activities, excluding changes in working capital	$7,718	$10,222
Working capital related cash flows	1,071	2,254
Cash flows from operating activities	8,789	12,476
Cash flows from investing activities	(24,559)	(31,539)
Cash flows from financing activities	10,978	13,987

Cash flows from operating activities, excluding changes in working capital, in the first six months of fiscal 2015 and 2014 reflect the Company’s relative operating performance during those periods. Working capital related cash flows in the first six months of fiscal 2015 primarily reflect collections of accounts receivable and decreased inventories, primarily offset by decreased accounts payable and accrued expenses. Working capital related cash flows in the first six months of fiscal 2014 primarily reflect decreased receivables and inventory, partially offset by increased other assets. the funding of production related to U.S. Navy contracts during the year in excess of performance based payments received, and decreased accounts payable and accrued expenses.

The six months ended December 31, 2014 reflects the $18.5 million acquisition of eMT, as well as the acquisitions of Argotec and IED. The six months ended December 31, 2014 also reflects a $0.9 million unrealized loss on marketable equity securities and the receipt of a $0.2 million working capital adjustment relating to the fiscal 2014 Aubrey acquisition. The six months ended December 31, 2013 reflects the $15.0 million acquisition of Aydin and the $15.3 million acquisition of Beckwood. The acquisition was funded through borrowings under the Company's Credit Facility. Net capital expenditures for the six months ended December 31, 2014 and 2013 were approximately $1.8 million and $1.4 million, respectively.

The six months ended December 31, 2014 reflects $17.5 million of net borrowing under the Company's Credit Facility, the repurchase of $4.6 million of the Company's common stock under the Company's stock repurchase plan (see below for a discussion of the Company's recently authorized stock repurchase program), the payment of $1.1 million of debt financing costs, and $1.0 million of tax benefits in excess of recorded stock based compensation. The six months ended December 31, 2013 reflects $14.9 million of net borrowing under the Company's Credit Facility, $0.5 million of tax benefits in excess of recorded stock-based compensation and the repurchase of $0.9 million of the Company's common stock under the Company's stock repurchase plan in place at that time. The six months ended December 31, 2014 and 2013 additionally reflect the use of cash of $1.8 million and $0.7 million, respectively, to satisfy income tax withholding requirements in relation to the vesting of executives’ restricted stock in exchange for the surrender of a portion of the vesting shares.
On October 22, 2014, the Company’s Board of Directors approved a repurchase by the Company of up to $5.0 million of shares of its common stock. The Company has been authorized to purchase shares from time to time in open market, block transactions and privately negotiated transactions. The stock repurchase program does not require the Company to repurchase any specific number of shares.
Pursuant to this stock repurchase program, during the three months ended December 31, 2014, the Company purchased 167,566 shares of its common stock at an average price of $27.54 per share for approximately $4.6 million. Shares purchased under the plan were cancelled upon repurchase. As of December 31, 2014, approximately $0.4 million remained available under the stock repurchase plan.
Commitments and Contingencies

See Note 10, Commitments and Contingencies, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a discussion of the Company's commitments and contingencies.

Contractual Obligations

Information regarding the Company’s long-term debt obligations, environmental liability payments, operating lease payments, and other commitments is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014. As of June 30, 2014, there were $49.9 million of non-cancelable purchase orders outstanding, $41.0 million of debt, $4.3 million of operating lease payments and a liability related to performance based billings on customer contracts of $3.2 million. As of December 31, 2014, the non-cancelable purchase orders outstanding has increased to $59.4 million, debt increased to $58.5 million, operating lease payments has increased to $7.2 million and the liability related to performance based billings has decreased to $1.4 million. Other than as noted above, there have been no material changes in the nature or amount of the Company’s contractual obligations since June 30, 2014.

Off-Balance Sheet Arrangements
The Company has standby letters of credit outstanding of approximately $1.0 million at December 31, 2014, principally to support an operating lease agreement. Other than these standby letters of credit and the operating lease commitments referenced above, we have no off-balance sheet arrangements that would have a current or future material effect on our financial condition, changes in financial condition, revenue, expense, results of operations, liquidity, capital expenditures or capital resources.

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

We have identified the most critical accounting policies upon which our financial status depends. The critical policies were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. We also have other policies considered key accounting policies; however, these policies do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are complex or subjective. Our critical accounting policies include the following:

•	Business combinations

•	Goodwill and intangible assets

•	Percentage-of-completion accounting

•	Environmental contingencies

•	Income taxes

•	Commercial inventory valuation

•	Allowance for probable losses on receivables

•	Valuation of property, plant and equipment

•	Stock-based compensation

•	Pension obligations
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
The Company’s revolving credit line, when drawn upon, is subject to future interest rate fluctuations which could potentially have a negative impact on cash flows of the Company. The Company had $58.5 million outstanding under its Credit Facility at December 31, 2014. A prospective increase of 100 basis points in the interest rate applicable to the Company’s outstanding borrowings under its Credit Facility would result in an increase of approximately $0.6 million in our annual interest expense. The Company is not party to any currency exchange or interest rate protection agreements as of December 31, 2014.
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

There have been no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information about shares of common stock the Company acquired during the three months ended December 31, 2014:

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2014 to October 31, 2014 (a)	—	$—	—	5,000,000
November 1, 2014 to November 30, 2014 (a)	4,684	25.42	4,684	$4,880,772
December 1, 2014 to December 31, 2014 (a)	162,882	27.60	162,882	$378,951
Total	167,566	$27.54	167,566	$378,951
(a) On October 22, 2014, the Company’s Board of Directors approved a repurchase by the Company of up to $5.0 million of shares of its common stock. The Company has been authorized to purchase shares from time to time in open market, block transactions and privately negotiated transactions. The stock repurchase program does not require the Company to repurchase any specific number of shares.

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

Sparton Corporation

Date: February 3, 2015	By:	/s/ CARY B. WOOD
Cary B. Wood
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 3, 2015	By:	/s/ DONALD W. PEARSON
Donald W. Pearson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)