Form 10-Q
period 2015-03-31
SPARTON CORP
filed 2015-05-05
CIK 92679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

As of April 24, 2015, there were 9,910,336 shares of common stock, $1.25 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SPARTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in thousands, except share amounts)

	March 31, 2015	June 30, 2014 (a)
Assets
Current Assets:
Cash and cash equivalents	$5,581	$8,028
Accounts receivable, net of allowance for doubtful accounts of $141 and $126, respectively	46,332	48,697
Inventories and cost of contracts in progress, net	64,340	53,372
Deferred income taxes	4,248	3,813
Prepaid expenses and other current assets	4,957	2,654
Total current assets	125,458	116,564
Property, plant and equipment, net	29,777	28,523
Goodwill	54,688	28,189
Other intangible assets, net	25,383	20,041
Deferred income taxes — non-current	1,884	1,192
Other non-current assets	6,325	4,471
Total assets	$243,515	$198,980
Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$—	$900
Accounts payable	22,239	16,543
Accrued salaries and wages	8,675	7,854
Accrued health benefits	1,214	1,538
Performance based payments on customer contracts	1,217	3,196
Other accrued expenses	11,104	11,090
Total current liabilities	44,449	41,121
Long-term debt — non-current portion	80,000	40,100
Environmental remediation — non-current portion	7,147	7,644
Total liabilities	131,596	88,865
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, no par value; 200,000 shares authorized, none issued	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 9,910,336 and 10,129,031 shares issued and outstanding, respectively	12,388	12,661
Capital in excess of par value	15,800	19,478
Retained earnings	84,835	78,944
Accumulated other comprehensive loss	(1,104)	(968)
Total shareholders’ equity	111,919	110,115
Total liabilities and shareholders’ equity	$243,515	$198,980

(a)	Derived from the Company’s audited financial statements as of June 30, 2014.
See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Net sales	$93,065	$83,983	$255,732	$243,001
Cost of goods sold	74,434	67,505	209,116	199,094
Gross profit	18,631	16,478	46,616	43,907
Operating Expense:
Selling and administrative expenses	11,883	8,807	33,288	25,139
Internal research and development expenses	418	213	715	1,004
Amortization of intangible assets	1,458	1,089	4,209	2,323
Restructuring charges	—	—	—	188
Other operating income, net	(10)	(6)	(39)	(14)
Total operating expense, net	13,749	10,103	38,173	28,640
Operating income	4,882	6,375	8,443	15,267
Other income (expense):
Interest expense	(458)	(187)	(1,561)	(547)
Interest income	—	—	2	2
Other, net	27	72	127	151
Total other expense, net	(431)	(115)	(1,432)	(394)
Income before provision for income taxes	4,451	6,260	7,011	14,873
Provision for income taxes	318	2,014	1,120	4,857
Net income	$4,133	$4,246	$5,891	$10,016
Income per share of common stock:
Basic	$0.42	$0.42	$0.59	$0.99
Diluted	$0.42	$0.42	$0.59	$0.99
Weighted average shares of common stock outstanding:
Basic	9,764,838	10,124,587	9,874,185	10,104,029
Diluted	9,769,375	10,150,253	9,888,905	10,127,811
See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Net income	$4,133	$4,246	$5,891	$10,016
Other comprehensive income (loss), net of tax:
Amortization of unrecognized net actuarial loss, net of tax benefit of $12 and $11 for the three months ended March 31, 2015 and 2014, respectively, and net of tax benefit of $27 and $34 for the nine months ended March 31, 2015 and 2014, respectively	8	21	33	62
Unrecognized loss on marketable equity securities, net of tax benefit of $68 and $0 for the three months ended March 31, 2015 and 2014, respectively, and net of tax benefit of $102 and $0 for the nine months ended March 31, 2015 and 2014, respectively	(111)	—	(169)	—
Other comprehensive (loss) income, net of tax	(103)	21	(136)	62
Comprehensive income	$4,030	$4,267	$5,755	$10,078
See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	For the Nine Months Ended
	March 31, 2015	March 31, 2014
Cash Flows from Operating Activities:
Net income	$5,891	$10,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,359	3,492
Amortization of intangible assets	4,318	2,418
Deferred income tax (benefit) expense	(1,039)	545
Stock-based compensation expense	1,718	1,287
Gross profit effect of capitalized profit in inventory from acquisitions	255	256
Excess tax benefit from stock-based compensation	(996)	(496)
Other	446	66
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	7,216	7,426
Inventories and cost of contracts in progress	(4,362)	3,497
Prepaid expenses and other assets	(1,706)	(1,196)
Performance based payments on customer contracts	(1,979)	(13,458)
Accounts payable and accrued expenses	(664)	1,358
Net cash provided by operating activities	12,457	15,211
Cash Flows from Investing Activities:
Acquisition of businesses, net of cash acquired and post-closing adjustments	(42,289)	(35,560)
Purchase of securities available for sale	(986)	—
Purchases of property, plant and equipment	(3,903)	(2,253)
Proceeds from sale of property, plant and equipment	—	69
Net cash used in investing activities	(47,178)	(37,744)
Cash Flows from Financing Activities:
Borrowings of long-term debt	112,414	53,000
Repayment of long-term debt	(73,414)	(28,108)
Payment of debt financing costs	(1,057)	—
Repurchase of stock	(6,830)	(1,559)
Proceeds from the exercise of stock options	165	121
Excess tax benefit from stock-based compensation	996	496
Net cash provided by financing activities	32,274	23,950
Net (decrease) increase in cash and cash equivalents	(2,447)	1,417
Cash and cash equivalents at beginning of period	8,028	6,085
Cash and cash equivalents at end of period	$5,581	$7,502
Supplemental disclosure of cash flow information:
Cash paid for interest	$952	$465
Cash paid for income taxes	$3,383	$4,734
Supplemental disclosure of non-cash investing activities:
Accounts payable recognized in relation to acquisition purchase consideration adjustments and holdbacks	$1,490	$—
See Notes to unaudited condensed consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(Dollars in thousands)

	Nine Months Ended March 31, 2015
	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at June 30, 2014	10,129,031	$12,661	$19,478	$78,944	$(968)	$110,115
Issuance of stock	26,793	34	(34)	—	—	—
Forfeiture of restricted stock	(15,313)	(19)	19	—	—	—
Repurchase of stock	(249,420)	(312)	(6,518)	—	—	(6,830)
Exercise of stock options	19,245	24	141	—	—	165
Stock-based compensation	—	—	1,718	—	—	1,718
Excess tax benefit from stock-based compensation	—	—	996	—	—	996
Comprehensive income (loss), net of tax	—	—	—	5,891	(136)	5,755
Balance at March 31, 2015	9,910,336	$12,388	$15,800	$84,835	$(1,104)	$111,919

	Nine Months Ended March 31, 2014
	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at June 30, 2013	10,095,716	$12,619	$18,751	$65,957	$(1,255)	$96,072
Issuance of stock	96,664	121	(121)	—	—	—
Forfeiture of restricted stock	(3,344)	(4)	4	—	—	—
Repurchase of stock	(76,880)	(96)	(1,463)	—	—	(1,559)
Exercise of stock options	14,119	18	103	—	—	121
Stock-based compensation	—	—	1,287	—	—	1,287
Excess tax benefit from stock-based compensation	—	—	496	—	—	496
Comprehensive income, net of tax	—	—	—	10,016	62	10,078
Balance at March 31, 2014	10,126,275	$12,658	$19,057	$75,973	$(1,193)	$106,495
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

The unaudited condensed financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial information presented herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, which includes information and disclosures not presented herein. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications of prior period amounts have been made to conform to the current year presentation. Subsequent events have been evaluated through the date these financial statements were issued. In the opinion of management, the unaudited condensed consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three months and nine months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year 2015.

(2) Acquisitions

Fiscal Year 2015
Stealth.com — On March 16, 2015, the Company completed the acquisition of substantially all of the assets of Stealth.com ("Stealth"), an $8 million USD annual revenue business, located in Woodbridge, ON, Canada in a $16.0 CAD ($12.6 USD) million all-cash transaction. The transaction includes a $1.9 million CAD escrowed holdback which is available to fund any potential post-closing working capital adjustment and potential seller indemnification obligations in relation to the acquisition agreement. The acquired business, which is part of the Company's ECP segment, is a supplier of high performance ruggedized industrial grade computer systems and peripherals that include Mini PC/Small Form Factor Computers, Rackmount Server PCs, Rugged Industrial LCD Monitors, Rugged Portable PCs, Industrial Grade Keyboards and Rugged Trackballs and Mice. The initial accounting for this acquisition is not complete pending detailed analyses of the facts and circumstances that existed as of the acquisition date.
The Stealth acquisition has preliminarily resulted in approximately $12.1 million of goodwill, which is expected to be deductible for tax purposes and has been assigned entirely to the Company’s ECP segment. The Company believes goodwill primarily relates to strategic fit.
The Company incurred legal, professional and other costs related to this acquisition aggregating approximately $0.2 million for the three and nine months ended March 31, 2015. These costs were recognized as selling and administrative expenses and reflected as non-segment corporate and other unallocated costs.
KEP Marine — On January 21, 2015, the Company completed the acquisition of certain assets of KEP Marine, a $3 million annual revenue business and division of Kessler-Ellis Products, located in Eatontown, NJ, in a $4.3 million all-cash transaction. The acquired business, which is part of the Company's ECP segment, designs and manufactures industrial displays, industrial computers and HMI software for the Marine market. These product lines will be consolidated into the Aydin

Displays facility, located in Birdsboro, PA. The initial accounting for this acquisition is not complete pending detailed analyses of the facts and circumstances that existed as of the acquisition date.
The KEP Marine acquisition has preliminarily resulted in approximately $2.8 million of goodwill, which is expected to be deductible for tax purposes and has been assigned entirely to the Company’s ECP segment. The Company believes goodwill primarily relates to strategic fit.
The Company incurred legal, professional and other costs related to this acquisition aggregating approximately $0.1 million for the three and nine months ended March 31, 2015. These costs were recognized as selling and administrative expenses and reflected as non-segment corporate and other unallocated costs.
Real-Time Enterprises, Inc. — On January 20, 2015, the Company completed the acquisition of Real-Time Enterprises, Inc. ("RTEmd"), a $4 million annual revenue business, located in Pittsford, NY, in a $2.3 million all-cash transaction. Additional consideration of up to $0.8 million is contingent upon RTEmd attaining certain performance thresholds during the twelve month period following the transaction. RTEmd will continue to service its current and future customers out of its Pittsford, NY location. The acquired business, which is part of the Company's MDS segment, is a leading developer of embedded software to operate medical devices and diagnostic equipment through a disciplined approach to product development and quality/regulatory services with specific product experience such as patient monitoring, medical imaging, in-vitro diagnostics, electro-medical systems, surgical applications, ophthalmology, nephrology, infusion pumps and medical imaging. The initial accounting for this acquisition is not complete pending detailed analyses of the facts and circumstances that existed as of the acquisition date. The Company has recorded a $0.4 million liability in relation to the purchase date estimated fair value of the additional contingent consideration for this acquisition. The Company estimated the fair value of the contingent consideration using an income approach, which is based on significant inputs, primarily forecasted future operating results of the acquired businesses, not observable in the market and thus representing a Level 3 measurement as defined in ASC 820. The Company adjusts the fair value of contingent consideration through operating expenses if there are changes to the inputs used in the income approach and as a result of the passage of time.
The RTEmd acquisition has preliminarily resulted in approximately $2.5 million of goodwill, which is expected to be deductible for tax purposes and has been assigned entirely to the Company’s MDS segment. The Company believes goodwill primarily relates to strategic fit.
The Company incurred legal, professional and other costs related to this acquisition aggregating approximately $0.1 million for the three and nine months ended March 31, 2015. These costs were recognized as selling and administrative expenses and reflected as non-segment corporate and other unallocated costs.
Argotec, Inc. — On December 8, 2014, the Company completed the acquisition of certain assets of Argotec, Inc. ("Argotec"), located in Longwood, FL in a $0.4 million all-cash transaction. Historical revenues of this business are not material. The acquired business, which is part of the Company's ECP segment, is engaged in developing and manufacturing sonar transducer products and components for the U.S. Navy and also provides aftermarket servicing. These products have been consolidated into the Company's DeLeon Springs, FL location.
The Argotec acquisition has resulted in approximately $0.2 million of goodwill, which is expected to be deductible for tax purposes and has been assigned entirely to the Company’s ECP segment. The Company believes goodwill primarily relates to strategic fit.
The Company incurred legal, professional and other costs related to this acquisition aggregating less than $0.1 million for the three and nine months ended March 31, 2015. These costs were recognized as selling and administrative expenses and reflected as non-segment corporate and other unallocated costs.
Industrial Electronic Devices, Inc. — On December 3, 2014, the Company completed the acquisition of certain assets of Industrial Electronic Devices, Inc. ("IED"), a $3.0 million annual revenue business, located in Flemington, NJ in a $3.3 million all-cash transaction, of which approximately $0.3 million remains payable in relation to a New Jersey state bulk sale holdback requirement. The transaction includes a $0.5 million escrowed holdback which is available to fund any potential seller indemnification obligations in relation to the acquisition agreement. The acquired business, which is part of the Company's ECP segment, designs and manufactures a full line of ruggedized displays for the Industrial and Marine markets. IED's catalog spans over 600 standard, semi-custom and custom configurations, incorporating some of the most advanced flat panel displays and touch screen technology available. These product lines will be consolidated into the Aydin Displays facility, located in Birdsboro, PA.

The IED acquisition has resulted in approximately $2.0 million of goodwill, which is expected to be deductible for tax purposes and has been assigned entirely to the Company’s ECP segment. The Company believes goodwill primarily relates to strategic fit.
The Company incurred legal, professional and other costs related to this acquisition aggregating less than $0.1 million and approximately $0.2 million for the three and nine months ended March 31, 2015, respectively. These costs were recognized as selling and administrative expenses and reflected as non-segment corporate and other unallocated costs.
Electronic Manufacturing Technology, LLC — On July 9, 2014, the Company completed the acquisition of Electronic Manufacturing Technology, LLC (“eMT”), located in Irvine, CA. The purchase price of $22.1 million, which included $1.5 million of acquired cash, is subject to certain post-closing adjustments and was financed through the use of borrowings under the Company's Credit Facility. The transaction includes a $2.4 million escrowed holdback which is available to fund any potential post-closing working capital adjustment and potential seller indemnification obligations in relation to the acquisition agreement.
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
The Company is in the process of reviewing the preliminary valuations of certain working capital items. The following table represents the preliminary allocation of the total consideration to assets acquired and liabilities assumed in the acquisition of eMT based on Sparton’s preliminary estimate of their respective fair values at the acquisition date (in thousands):

Total purchase consideration:
Cash	$20,000
Additional cash consideration for post closing working capital adjustment	1,600
Estimated additional consideration payable in relation to post closing income tax adjustment	469
Total purchase consideration	$22,069
Assets acquired and liabilities assumed:
Cash	$1,505
Accounts receivable, net	4,444
Inventory	4,090
Other current assets	26
Property, plant and equipment	584
Customer relationships	5,950
Non-compete agreements	2,730
Tradenames	80
Goodwill	6,959
Other long term assets	30
Accounts payable	(3,636)
Other current liabilities	(693)
Total assets acquired and liabilities assumed	$22,069
The eMT acquisition has resulted in approximately $7.0 million of goodwill, which is expected to be deductible for tax purposes and has been assigned entirely to the Company’s MDS segment. The Company believes goodwill primarily relates to strategic fit, resulting synergies and the acquired workforce that this business brings to existing operations. The fair values of acquired identifiable intangible assets have been determined to be Level 3 under the fair value hierarchy and have been estimated based on projected future cash flows and customer attrition rates, discounted using an estimated weighted average cost of capital. The customer relationships are being amortized using an accelerated methodology over ten years. The non-compete agreements are being amortized using a straight-line methodology over five years. Trade names and trademarks are being amortized using a straight-line methodology over one year.

Included in the Company’s Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2015 are net sales of approximately $5.5 million and $18.6 million, respectively, and income before provision for income taxes of approximately $0.5 million and $2.1 million, since the July 9, 2014 acquisition of eMT.
The Company incurred legal, professional and other costs related to this acquisition aggregating approximately $0.1 million and approximately $0.7 million for the three and nine months ended March 31, 2015, respectively. These costs were recognized as selling and administrative expenses and reflected as non-segment corporate and other unallocated costs.

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
Beckwood Services, Inc. — On December 11, 2013, the Company completed the acquisition of Beckwood Services, Inc. ("Beckwood”), located in Plaistow, NH, in a $15.3 million all-cash transaction financed through the use of cash on hand and borrowings under the Company's Credit Facility. The transaction includes an approximate $1.5 million escrowed holdback which is available to fund potential seller indemnification obligations in relation to the acquisition agreement.
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
Pro Forma Results — The following table summarizes, on a pro forma basis, the combined results of operations of the Company and the acquired businesses of eMT, IED, Argotec, RTEmd, KEP and Stealth as though the acquisitions had occurred as of July 1, 2013 and Aydin, Beckwood and Aubrey as though the acquisitions had occurred as of July 1, 2012. The pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the acquisition occurred as of July 1, 2013 and 2012, respectively, or of future consolidated operating results (in thousands, except per share amounts).

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Net sales	$95,019	$97,656	$267,932	$294,888
Income before provision for income taxes	5,147	8,102	9,952	18,513
Net income	4,829	6,209	8,689	14,101
Net income per share — basic	0.49	0.61	0.88	1.40
Net income per share — diluted	0.49	0.61	0.88	1.39

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

(3) Inventories and Cost of Contracts in Progress

The following are the major classifications of inventory, net of interim billings, at March 31, 2015 and June 30, 2014 (in thousands):

	March 31, 2015	June 30, 2014
Raw materials	$40,830	$40,535
Work in process	15,337	10,609
Finished goods	15,903	10,188
Total inventory and cost of contracts in progress, gross	72,070	61,332
Inventory to which the U.S. government has title due to interim billings	(7,730)	(7,960)
Total inventory and cost of contracts in progress, net	$64,340	$53,372

The Company recorded inventory write-downs totaling $0.1 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively. For the nine months ended March 31, 2015 and 2014, respectively, the Company recorded inventory write-downs of $0.3 million and $0.3 million. These charges are included in cost of goods sold for the periods presented.
(4) Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following at March 31, 2015 and June 30, 2014 (in thousands):

	March 31, 2015	June 30, 2014
Land and land improvements	$1,429	$1,429
Buildings and building improvements	26,107	25,779
Machinery and equipment	32,523	29,480
Construction in progress	3,152	1,893
Total property, plant and equipment	63,211	58,581
Less accumulated depreciation	(33,434)	(30,058)
Total property, plant and equipment, net	$29,777	$28,523

Included in construction and progress at March 31, 2015 is approximately $0.9 million related to the Company's corporate office expansion expected to be completed during the fourth quarter of fiscal 2015.

(5) Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of the net assets acquired in conjunction with the Company’s purchases of Astro Instrumentation, LLC (“Astro”) in May 2006, Byers Peak, Incorporated (“Byers Peak”) in March 2011, Onyx EMS, LLC ("Onyx") in November 2012, Creonix, LLC ("Creonix") in June 2013, Aydin in August 2013, Beckwood in December 2013, Aubrey in March 2014, eMT in July 2014, IED in December 2014, Argotec in December 2014, RTEmd in January 2015, KEP Marine in January 2015 and Stealth in March 2015. Goodwill related to Astro, Byers Peak, Onyx, Creonix, Beckwood, Aubrey, eMT and RTEmd are reflected within the Company’s Manufacturing and Design Services operating segment. Goodwill related to Aydin, IED, Argotec, KEP Marine and Stealth are reflected within the Company's Engineered Components and Products operating segment. Changes in the carrying value of goodwill for the nine months ended March 31, 2015 and year ended June 30, 2014 and the ending composition of goodwill as of March 31, 2015 and June 30, 2014 are as follows (in thousands):

	March 31, 2015
	Manufacturing and Design Services	Engineered Components and Products	Total
Goodwill, beginning of period	$26,008	$2,181	$28,189
Additions to goodwill during the period	9,412	17,087	26,499
Goodwill, end of period	$35,420	$19,268	$54,688

	June 30, 2014
	Manufacturing and Design Services	Engineered Components and Products	Total
Goodwill, beginning of period	$14,767	$—	$14,767
Additions to goodwill during the period	11,241	2,181	13,422
Goodwill, end of period	$26,008	$2,181	$28,189

	March 31, 2015
	Manufacturing and Design Services	Engineered Components and Products	Total
Acquired Goodwill	$48,573	$19,268	$67,841
Accumulated impairment	(13,153)	—	(13,153)
Goodwill	$35,420	$19,268	$54,688

	June 30, 2014
	Manufacturing and Design Services	Engineered Components and Products	Total
Acquired Goodwill	$39,161	$2,181	$41,342
Accumulated impairment	(13,153)	—	(13,153)
Goodwill	$26,008	$2,181	$28,189

Other intangible assets represent the values assigned to customer relationships acquired in conjunction with the Company’s purchases of Astro, Byers Peak, Onyx, Creonix, Aydin, Beckwood and eMT, values assigned to non-compete agreements acquired in conjunction with the Company’s purchases of Beckwood, Aubrey and eMT, values assigned to trademarks and tradenames acquired in conjunction with the Company's purchases of Aydin and eMT and unpatented technology acquired with the Company's purchase of Aydin. The amortization periods, gross carrying amounts, accumulated amortization, accumulated impairments and net carrying values of intangible assets at March 31, 2015 and June 30, 2014 are as follows (dollars in thousands):

	Amortization Period in Months		Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Net Carrying Value
	March 31, 2015
Amortized intangible assets:
Non-compete agreements	24	- 60	$3,715	$(879)	$—	$2,836
Customer relationships	84	- 180	36,520	(10,894)	(3,663)	21,963
Trademarks/Tradenames	12	- 120	260	(82)	—	178
Unpatented Technology		84	650	(244)	—	406
			$41,145	$(12,099)	$(3,663)	$25,383
	June 30, 2014
Amortized intangible assets:
Non-compete agreements	24	- 60	$420	$(46)	$—	$374
Customer relationships	84	- 180	29,870	(7,220)	(3,663)	18,987
Trademarks/Tradenames		120	180	(15)	—	165
Unpatented Technology		84	650	(135)	—	515
			$31,120	$(7,416)	$(3,663)	$20,041

Sparton did not incur any significant costs to renew or alter the term of its intangible assets during the nine months ended March 31, 2015. Amortization expense for the three months ended March 31, 2015 and 2014 was approximately $1.5 million and $1.1 million, respectively. Amortization expense for the nine months ended March 31, 2015 and 2014 was approximately $4.3 million and $2.4 million, respectively. A portion of amortization expense is included in cost of goods sold on the condensed consolidated statements of income for fiscal years 2015 and 2014. Future amortization expense relative to existing intangible assets for the periods shown is currently estimated to be as follows (in thousands):

Fiscal Year Ending June 30,
2015	$1,398
2016	5,319
2017	4,682
2018	4,105
2019	3,499
Thereafter	6,380
Total	$25,383

(6) Debt

Debt consists of the following at March 31, 2015 and June 30, 2014 (in thousands):

	March 31, 2015	June 30, 2014
Borrowings under revolving credit facilities	$80,000	$41,000
Less: current portion	—	(900)
Long-term debt, net of current portion	$80,000	$40,100

Credit Facility

On September 11, 2014, the Company replaced its previous credit facility with a new $200.0 million revolving line-of-credit facility with a group of banks (the “Credit Facility”) to fund future acquisitions and to support the Company’s working capital needs and other general corporate purposes. The Credit Facility expires on September 11, 2019, is secured by substantially all assets of the Company and provides for up to an additional $100.0 million in uncommitted loans. On April 13, 2015, the Company amended its Credit Facility to increase the size of the revolving line-of-credit facility by $75 million to $275 million, reload the uncommitted loans under the agreement to $100.0 million and to make other sublimit and definitional changes.

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

As a condition of the Credit Facility, the Company is subject to certain customary covenants, which it was in compliance with at March 31, 2015. The Company had $80.0 million of borrowings drawn against the Credit Facility at March 31, 2015 and additionally had certain letters of credit outstanding totaling $0.9 million.

Costs incurred in connection with the Company’s current Credit Facility of approximately $1.0 million were deferred and are amortized to interest expense over the five year term of the facility. The remaining unamortized portion of the previous revolving-credit facility financing costs were amortized in full at the time the Company entered into the new facility. Less than $0.1 million and $0.6 million of amortization of loan costs relating to the Credit Facility as well as the previous revolving-credit facility were recognized and reported as interest expense for the three and nine months ended March 31, 2015, respectively. Approximately $0.0 million and $0.1 million of amortization of loan costs relating to the previous revolving-credit facility were recognized and reported as interest expense for the three and nine months ended March 31, 2014, respectively. Additional fees incurred during the Company's fiscal 2015 fourth quarter in relation to the April 2015 amendment will be added to unamortized loan costs and amortized over the remaining life of the Credit Facility.

(7) Fair Value Measurements

The fair value of the Company's Credit Facility debt at March 31, 2015 and June 30, 2014 approximated its carrying value of $80.0 million and $41.0 million, respectively, as the rates on these borrowings are variable in nature. In relation to the acquisitions of Aydin, Beckwood, Aubrey, eMT, IED, Argotec, RTEmd, KEP Marine and Stealth, the Company estimated the fair value of the assets acquired and liabilities assumed at acquisition date. See Note 2 for a further discussion of these estimated fair values. The fair value of accounts receivable and accounts payable approximated their carrying values at both March 31, 2015 and June 30, 2014.

The Company holds marketable equity securities of $0.7 million and $0 at March 31, 2015 and June 30, 2014, respectively, that it classifies as available-for-sale and are recorded in other non-current assets on the Condensed Consolidated Balance Sheets. These securities are carried at fair value with unrealized gains and losses reflected in Accumulated Other Comprehensive Income and are classified as Level 1 in the fair value hierarchy. The assessment for impairment of marketable equity securities as available-for-sale is based on established financial methodologies, including quoted market prices for publicly traded securities. If the Company determines that a loss in the value of the investment is other than temporary, any such losses are recorded in other expense (income), net.

(8) Income Taxes
The Company recognized a number of discrete income tax items during the three and nine months ended March 31, 2015. In relation to its acquisition of the assets of Stealth.com in its fiscal 2015 third quarter, the Company recognized a discrete income tax benefit of approximately $1.0 million for the three and nine months ended March 31, 2015 in relation to the substantial reversal of a valuation allowance previously established against its Canadian net operating loss carryforwards. The remaining valuation allowance of approximately $0.1 million recorded against this approximate $1.1 million deferred tax asset is expected to be reversed and recognized as a reduction of the Company's effective tax rate during its fiscal 2015 fourth quarter. Additional discrete items include return to provision adjustments, certain jurisdictional audit adjustments and changes in state apportionment factors in relation to the Company's acquisitions during the current fiscal year. Excluding all discrete items, the Company's effective rate was 33.7% and 34.0% for the three and nine months ended March 31, 2015, respectively, compared to 32.2% and 32.7% for the three and nine months ended March 31, 2014, respectively. The Company’s effective income tax rate for the interim periods presented is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the Federal statutory income tax rate primarily due to applicable permanent differences, foreign income taxes and state income taxes.
(9) Defined Benefit Pension Plan
As of March 31, 2015, approximately 400 employees and retirees of the Company were covered by a defined benefit pension plan. Effective April 1, 2009, participation and the accrual of benefits in this pension plan were frozen, at which time all participants became fully vested and all prior service costs were recognized. The components of net periodic pension expense are as follows for the three and nine months ended March 31, 2015 and 2014 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Service cost	$—	$—	$—	$—
Interest cost	82	89	245	266
Expected return on plan assets	(140)	(131)	(420)	(393)
Amortization of prior service cost	—	—	—	—
Amortization of unrecognized net actuarial loss	20	32	60	96
Net pension income	(38)	(10)	(115)	(31)
Pro rata recognition of lump-sum settlements	—	—	—	—
Total pension income	$(38)	$(10)	$(115)	$(31)

The Company’s policy is to fund the plan based upon legal requirements and tax regulations. During the nine months ended March 31, 2015, no contribution was made to the pension plan. During the nine months ended March 31, 2014, less than $0.1 million was contributed to the pension plan. For further information on future funding projections and other pension disclosures see Part II, Item 8, Note 10 “Employee Retirement Benefit Plans” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

(10) Commitments and Contingencies
Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Although the Company entered into a long-term lease of the Coors Road property that was accounted for as a sale of property during fiscal 2010, it remains responsible for the remediation obligations related to its past operation of this facility. During the fourth quarter of fiscal 2014, Sparton completed a review of its remediation plan, which included remediation methods currently in use, desired outcomes, progress to date, anticipated progress over the next sixteen years and estimated costs to complete the remediation plan by fiscal 2030, following the terms of a March 2000 consent decree. The Company’s minimum cost estimate is based upon existing technology and excludes certain legal costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements. During this latest review, the Company found: additional concentrations of contaminants on-site that required clean-up actions previously not included within the remediation plan; progress to date on the removal of certain other on-site contaminants was taking place slower than previously anticipated; and that certain efficiencies regarding periodic reporting were not being realized as had been previously anticipated. The discovery of additional on-site contaminants, slower than expected removal rates of other on-site contaminants and continued high periodic reporting costs added significant additional costs to the remediation project that are expected to continue for a number of years. As a result, the remaining estimated minimum future undiscounted costs of this financial liability increased to $8.2 million at June 30, 2014, thereby requiring a $4.2 million non-cash charge against operations in the fourth quarter of fiscal 2014. As of March 31, 2015, the remaining estimated minimum future undiscounted costs of this financial liability is $7.7 million. This charge is net of United States Department of Energy (“DOE”) reimbursements of $1.5 million expected to take place in future years, under the fiscal 2003 agreement between the Company and the DOE, as further explained below. Of the $7.7 million financial liability, $0.6 million is classified as a current liability and included on the balance sheet in other accrued expenses.
In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8.4 million incurred from the date of settlement, of which approximately $5.8 million has been expended as of March 31, 2015 toward the $8.4 million threshold. It is expected that the DOE reimbursements will commence in the years after fiscal 2020. At June 30, 2014, the Company recognized a $1.5 million long-term asset in relation to these expected reimbursements and is considered collectible. The $1.5 million DOE receivable is included in other non-current assets on the balance sheet. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At March 31, 2015, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded, could be up to $3.1 million before income taxes over the next sixteen years, with such amount expected to be offset by related reimbursement from the DOE of $1.0 million.
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
Litigation — On September 24, 2013, L-3 Communications Corporation, doing business as L-3 Linkabit (“Linkabit”) filed a complaint in the United States District Court for the Middle District of Florida, Orlando Division, against Sparton Corporation and Sparton Electronics alleging, among other things, that the Company failed to follow Linkabit drawings for the manufacture and assembly of certain products and that the Company changed its manufacturing process resulting in shipment of defective products to Linkabit. Linkabit seeks damages for breach of contract, breach of covenants, breach of warranties and negligence. In response to the Company's motion to dismiss on January 10, 2014, Linkabit filed its first amended complaint deleting the alleged negligence claims.  Trial is scheduled on January 19, 2016.  The Company believes that its defenses to the claims are very strong and it intends to defend this action vigorously.  Given the stage of the litigation and the unresolved remaining questions of fact, no liability has been recorded as the Company cannot estimate any loss, or range of loss, with confidence at this time.
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

2010 Plan. Under the 2010 Plan, the Company may grant to employees, officers and directors of the Company or its subsidiaries incentive and non-qualified stock options, stock appreciation rights, restricted stock or restricted stock units, performance awards and other stock-based awards, including grants of shares. Stock options issued to date under the 2010 Plan have ten-year lives and vest annually over four years. Restricted stock and restricted stock unit awards granted to date to employees under the 2010 Plan vest annually over four years, in some cases subject to achievement of certain financial performance metrics in addition to the service requirements. Unrestricted stock awards granted to date under the 2010 Plan represent annual stock grants to directors as a component of their overall compensation. The 2010 Plan has a term of ten years. The total number of shares that may be awarded under the 2010 Plan is 1,000,000 shares of common stock, of which amount, 487,619 shares remain available for awards as of March 31, 2015.

The following table shows stock-based compensation expense by type of share-based award for the three and nine months ended March 31, 2015 and 2014, respectively, included in the condensed consolidated statements of income (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Fair value expense of stock option awards	$82	$—	$223	$—
Restricted stock units	166	—	451	—
Restricted and unrestricted stock	252	370	1,044	1,287
Total stock-based compensation	$500	$370	$1,718	$1,287

The following table shows the total remaining unrecognized compensation cost related to stock options, restricted stock units and restricted stock, as well as the weighted average remaining required service period over which such costs will be recognized as of March 31, 2015:

	Total Remaining Unrecognized Compensation Cost	Weighted Average Remaining Required Service Period
	(in thousands)	(in years)
Fair value expense of stock option awards	$638	2.02
Restricted stock units	1,296	2.02
Restricted stock	905	1.73
	$2,839	1.92

During the nine months ended March 31, 2015, the Company awarded an aggregate of 93,805 stock options to certain members of management with a weighted average exercise price of $26.74. The fair value of each stock option is estimated at the grant date using the Black-Scholes option pricing method. The table below outlines the weighted average assumptions used for the options granted during the nine months ended March 31, 2015:

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

The Company did not grant any stock options during the nine months ended March 31, 2014.

The following is a summary of activity for the nine months ended March 31, 2015 related to the Company's stock options granted under its long-term incentive plans:

	Number of Options	Weighted Average Exercise Price

Options outstanding at June 30, 2014	38,543	$8.57
Granted	93,805	26.74
Exercised	(19,247)	8.57
Forfeited	(15,988)	8.57
Options outstanding at March 31, 2015	97,113	26.12
Exercisable at March 31, 2015	3,308	$8.57

The following is a summary of options outstanding and exercisable at March 31, 2015:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractural Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number Exercisable	Weighted Average Remaining Contractural Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$8.57	3,308	0.08	$8.57	$53	3,308	0.08	$8.57	$53
$23.85-$26.86	93,805	9.44	26.74	—	—	—	—	—
	97,113	9.12	$26.12	$53	3,308	0.08	$8.57	$53

The intrinsic value of options exercised during the nine months ended March 31, 2015 and 2014 was approximately $0.1 million and $0.2 million, respectively.

The following is a summary of activity for the nine months ended March 31, 2015 related to restricted shares, unrestricted shares and restricted stock units granted under the Company’s long-term incentive plans:

	Shares	Weighted Average Grant Date Fair Value
Restricted shares at June 30, 2014	316,997	$12.38
Granted	97,979	23.94
Vested	(172,459)	11.16
Forfeited	(15,313)	17.27
Restricted shares and restricted stock units at March 31, 2015	227,204	$17.96

The total fair value of restricted stock vested in the nine months ended March 31, 2015 and 2014 was approximately $4.3 million and $1.6 million, respectively.
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

Earnings per share calculations, including net income available to common shareholders and weighted average number of shares of common stock outstanding used in calculating basic and diluted income per share, for the three and nine months ended March 31, 2015 and 2014 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Numerator (in thousands):
Net income	$4,133	$4,246	$5,891	$10,016
Less net income allocated to contingently issuable participating securities	(59)	—	(85)	—
Net income available to common shareholders	$4,074	$4,246	$5,806	$10,016

Weighted average shares outstanding – Basic	9,764,838	10,124,587	9,874,185	10,104,029
Dilutive effect of stock options	4,537	25,666	14,720	23,782
Weighted average shares outstanding – Diluted	9,769,375	10,150,253	9,888,905	10,127,811

Net income available to common shareholders per share:
Basic	$0.42	$0.42	$0.59	$0.99
Diluted	$0.42	$0.42	$0.59	$0.99

For the three months ended March 31, 2015 and 2014, there were no unvested participating restricted shares included in determining both basic and diluted earnings per share. For the nine months ended March 31, 2015 and 2014, 175,666 and 316,997, respectively, of unvested participating restricted shares were included in determining both basic and diluted earnings per share. Potential common shares excluded from the calculation of diluted net income per share because they were either contingently issuable or their inclusion would be anti-dilutive were 306,009 for each of the three and nine months ended March 31, 2015. No potential shares of common stock were excluded from diluted income per share computations for the three and nine months ended March 31, 2014.
(13) Stock Repurchase Plans
On October 22, 2014, the Company’s Board of Directors approved a repurchase by the Company of up to $5.0 million of shares of its common stock. The Company was authorized to purchase shares from time to time in open market, block transactions and privately negotiated transactions. The stock repurchase program did not require the Company to repurchase any specific number of shares. Pursuant to this stock repurchase program, during the nine months ended March 31, 2015, the Company purchased 181,278 shares of its common stock at an average price of $27.55 per share for approximately $5.0 million. Shares purchased under the plan were canceled upon repurchase. As of March 31, 2015, all authorized funds under the stock repurchase program were expended.
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

(14) Business Segments
The Company is a provider of complex and sophisticated electromechanical devices with capabilities that include concept development, design and manufacturing engineering, production, distribution and field service. The Company serves the Medical & Biotechnology, Military & Aerospace and Industrial & Commercial markets through two reportable business segments; Manufacturing & Design Services and Engineered Components & Products. Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in assessing performance and allocating resources. During the first quarter of fiscal 2015, the Company changed its reportable segments to align with the way it internally reports and manages the business. The prior reportable segments of Medical and Complex Systems have been combined and are referred to as Manufacturing and Design Services ("MDS"). The MDS segment represents the Company's contract manufacturing and design services where the customer owns the related intellectual property. The prior Defense and Security Systems reportable segment and subsequently acquired businesses providing rugged electronics are now referred to as Engineered Components and Products ("ECP"). The ECP segment represents the Company's manufacturing and design services where the Company owns the related intellectual property. The Company has restated the prior period to conform to the current year's presentation.
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
Manufacturing and Design Services segment operations are comprised of contract design, manufacturing and aftermarket repair and refurbishment of sophisticated printed circuit card assemblies, sub-assemblies, full product assemblies and cable/wire harnesses for customers seeking to bring their intellectual property to market. Customers include OEM and ET customers serving the Medical & Biotechnology, Military & Aerospace and Industrial & Commercial markets. In manufacturing for its customers, this segment adheres to very strict military and aerospace specifications, Food and Drug Administration (“FDA”) guidelines and approvals, in addition to product and process certifications. Sparton additionally is a leading developer of embedded software to operate medical devices and diagnostic equipment.
Engineered Components and Products segment operations are comprised of design, development and production of proprietary products for both domestic and foreign defense as well as commercial needs. Sparton designs and manufactures ASW devices known as sonobuoys for the U.S. Navy and foreign governments that meet Department of State licensing requirements. This segment also performs an engineering development function for the United States military and prime defense contractors for advanced technologies ultimately leading to future defense products as well as replacements for existing products. The sonobuoy product line is built to stringent military specifications. These products are restricted by International Tariff and Arms Regulations (“ITAR”) and qualified by the U.S. Navy, which limits opportunities for competition. Sparton is a provider of ruggedized flat panel display systems for military panel PC workstations, air traffic control and industrial and commercial marine applications. Ruggedized displays are manufactured for prime contractors, in some cases to specific military grade specifications. This segment is also a provider of high performance industrial grade computer systems and peripherals. Additionally, this business unit internally develops and markets commercial products for underwater acoustics and microelectromechanical (“MEMS”)-based inertial measurement.

Operating results and certain other financial information about the Company’s two reportable segments for the three and nine months ended March 31, 2015 and 2014 and as of March 31, 2015 and June 30, 2014 were as follows (in thousands):

	For the Three Months Ended March 31, 2015
	Manufacturing and Design Services	Engineered Components and Products	Corporate and Other Unallocated	Eliminations	Total
Sales	$62,150	$36,022	$—	$(5,107)	$93,065
Gross profit	8,073	10,558	—	—	18,631
Operating income (loss)	2,093	7,208	(4,419)	—	4,882
Selling and administrative expenses	4,623	2,831	4,429	—	11,883
Internal research and development expenses	—	418	—	—	418
Depreciation/amortization	2,051	356	224	—	2,631
Capital expenditures	201	160	1,714	—	2,075

	For the Three Months Ended March 31, 2014
	Manufacturing and Design Services	Engineered Components and Products	Corporate and Other Unallocated	Eliminations	Total
Sales	$59,997	$28,853	$—	$(4,867)	$83,983
Gross profit	7,872	8,606	—	—	16,478
Operating income (loss)	3,466	6,112	(3,203)	—	6,375
Selling and administrative expenses	3,437	2,161	3,209	—	8,807
Internal research and development expenses	—	213	—	—	213
Depreciation/amortization	1,830	341	99	—	2,270
Capital expenditures	587	168	86	—	841

	For the Nine Months Ended March 31, 2015
	Manufacturing and Design Services	Engineered Components and Products	Corporate and Other Unallocated	Eliminations	Total
Sales	$179,191	$88,010	$—	$(11,469)	$255,732
Gross profit	23,367	23,249	—	—	46,616
Operating income (loss)	6,872	14,747	(13,176)	—	8,443
Selling and administrative expenses	12,485	7,588	13,215	—	33,288
Internal research and development expenses	—	715	—	—	715
Depreciation/amortization	6,225	942	510	—	7,677
Capital expenditures	948	1,038	1,917	—	3,903

	For the Nine Months Ended March 31, 2014
	Manufacturing and Design Services	Engineered Components and Products	Corporate and Other Unallocated	Eliminations	Total
Sales	$181,760	$72,824	$—	$(11,583)	$243,001
Gross profit	25,744	18,163	—	—	43,907
Operating income (loss)	13,232	10,986	(8,951)	—	15,267
Selling and administrative expenses	10,190	5,984	8,965	—	25,139
Internal research and development expenses	—	1,004	—	—	1,004
Restructuring Charges	188	—	—	—	188
Depreciation/amortization	4,714	905	291	—	5,910
Capital expenditures	1,073	787	393	—	2,253

	As of March 31, 2015
	Manufacturing and Design Services	Engineered Components and Products	Corporate and Other Unallocated	Eliminations	Total
Total assets	$162,650	$58,349	$22,516	$—	$243,515

	As of June 30, 2014
	Manufacturing and Design Services	Engineered Components and Products	Corporate and Other Unallocated	Eliminations	Total
Total assets	$144,991	$35,033	$18,956	$—	$198,980

(15) New Accounting Standards
In July 2013, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance under Accounting Standards Update No. 2013-11 ("ASU 2013-11"), which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss or a tax credit carryforward exists. ASU 2013-11 requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for an NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This accounting standard update requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. ASU 2013-11 was effective for the Company’s first quarter of fiscal 2015. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 ("ASU 2014-09"), which amends guidance for revenue recognition. Under the new standard, revenue will be recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. The standard creates a five-step model that will generally require companies to use more judgment and make more estimates than under current guidance when considering the terms of contracts along with all relevant facts and circumstances. These include the identification of customer contracts and separating performance obligations, the determination of transaction price that potentially includes an estimate of variable consideration, allocating the transaction price to each separate performance obligation and recognizing revenue in line with the pattern of transfer. The standard also requires extensive additional disclosures to provide greater insight into revenues recognized and deferred, including quantitative and qualitative information about significant judgments and changes in those judgments made to determine the timing and amount of revenues recognized. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. Companies have the option of using either a full or modified retrospective approach in applying this standard. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements. In April, 2015, the FASB proposed a one-year delay of the effective date for this new revenue recognition standard.  If the proposed accounting standard update is adopted, the revenue recognition standard will be effective for the Company beginning in the Company's fiscal year 2019.

(16) Subsequent Events
On April 13, 2015, the Company amended its Credit Facility to increase the size of the revolving line-of-credit facility by $75 million to $275 million, reload the uncommitted loans under the agreement to $100.0 million and to make other sublimit and definitional changes. See footnote 6 for a further discussion of the Company's Credit Facility.
On April 14, 2015, the Company completed the acquisition of Hunter Technology ("Hunter"), an $80.5 million annual revenue business, with operations located in Milpitas, CA (San Jose) and Lawrenceville, GA (Atlanta), in a $55 million all-cash transaction. Additional consideration of up to $13.0 million is contingent upon Hunter attaining certain performance thresholds during the twelve month period following the transaction. Hunter, which is part of the Company's MDS segment, was founded in 1968 and was one of the first electronic contract manufacturing providers specializing in military and aerospace applications. Today, Hunter is one of the few suppliers in the Silicon Valley region providing engineering design, new product introduction (NPI) and full-rate production manufacturing solutions working with major defense and aerospace companies, test and measurement suppliers, secure networking solution providers, medical device manufacturers, and a wide variety of industrial customers. The initial accounting for this acquisition is not complete pending detailed analyses of the facts and circumstances that existed as of the acquisition date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant events affecting Sparton Corporation’s (the “Company” or “ Sparton”) results of operations and financial condition during the periods included in the accompanying financial statements. Additional information regarding the Company can be accessed via Sparton’s website at www.sparton.com. Information provided at the website includes, among other items, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Quarterly Earnings Releases, News Releases and the Code of Business Conduct and Ethics, as well as various corporate charters and documents.

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
Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in assessing performance and allocating resources. During the first quarter of fiscal 2015, the Company changed its reportable segments to align with the way it internally reports and manages the business. The prior reportable segments of Medical and Complex Systems have been combined and are referred to as Manufacturing and Design Services ("MDS"). The MDS segment represents the Company's contract manufacturing and design services where the customer owns the related intellectual property. The prior Defense and Security Systems reportable segment and subsequently acquired businesses providing rugged electronics are now referred to as Engineered Components and Products ("ECP"). The ECP segment represents the Company's manufacturing and design services where the Company owns the related intellectual property. The Company has restated the prior period to conform to the current year's presentation.
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
Manufacturing and Design Services Segment
Manufacturing and Design Services segment operations are comprised of contract design, manufacturing and aftermarket repair and refurbishment of sophisticated printed circuit card assemblies, sub-assemblies, full product assemblies and cable/wire harnesses for customers seeking to bring their intellectual property to market. Customers include OEM and ET customers serving the Medical & Biotechnology, Military & Aerospace and Industrial & Commercial markets. In manufacturing for its customers, this segment adheres to very strict military and aerospace specifications, Food and Drug Administration (“FDA”) guidelines and approvals, in addition to product and process certifications. Sparton additionally is a leading developer of embedded software to operate medical devices and diagnostic equipment.
Engineered Components and Products
Engineered Components and Products segment operations are comprised of design, development and production of proprietary products for both domestic and foreign defense as well as commercial needs. Sparton designs and manufactures ASW devices known as sonobuoys for the U.S. Navy and foreign governments that meet Department of State licensing requirements. This segment also performs an engineering development function for the United States military and prime defense contractors for advanced technologies ultimately leading to future defense products as well as replacements for existing products. The sonobuoy product line is built to stringent military specifications. These products are restricted by International Tariff and Arms Regulations (“ITAR”) and qualified by the U.S. Navy, which limits opportunities for competition. Sparton is a provider of ruggedized flat panel display systems for military panel PC workstations, air traffic control and industrial and commercial marine applications. Ruggedized displays are manufactured for prime contractors, in some cases to specific military grade specifications. This segment is also a provider of high performance industrial grade computer systems and peripherals. Additionally, this business unit internally develops and markets commercial products for underwater acoustics and microelectromechanical (“MEMS”)-based inertial measurement.
Risks and Uncertainties
Sparton, as a high-mix, low to medium volume supplier, provides rapid product turnaround for customers. High-mix describes customers needing multiple product types with generally low to medium volume manufacturing runs. As a contract manufacturer with customers in a variety of markets, the Company has substantially less visibility of end user demand and, therefore, forecasting sales can be problematic. Customers may cancel their orders, change production quantities and/or reschedule production for a number of reasons. Depressed economic conditions may result in customers delaying delivery of product, or the placement of purchase orders for lower volumes than previously anticipated. Unplanned cancellations, reductions or delays by customers may negatively impact the Company's results of operations. As many of the Company's costs and operating expenses are relatively fixed within given ranges of production, a reduction in customer demand can disproportionately affect the Company's gross margins and operating income. The majority of the Company's sales have historically come from a limited number of customers. Significant reductions in sales to, or a loss of, one of these customers could materially impact our operating results if the Company were not able to replace those sales with new business.
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
Acquisitions
Fiscal Year 2015
Hunter Technology
On April 14, 2015, the Company completed the acquisition of Hunter Technology ("Hunter"), an $80.5 million annual revenue business, with operations located in Milpitas, CA (San Jose) and Lawrenceville, GA (Atlanta), in a $55 million all-cash transaction. Additional consideration of up to $13.0 million is contingent upon Hunter attaining certain performance thresholds during the twelve month period following the transaction. Hunter, which is part of the Company's MDS segment, was founded in 1968 and was one of the first electronic contract manufacturing providers specializing in military and aerospace applications. Today, Hunter is one of the few suppliers in the Silicon Valley region providing engineering design, new product introduction (NPI) and full-rate production manufacturing solutions working with major defense and aerospace companies, test and measurement suppliers, secure networking solution providers, medical device manufacturers, and a wide variety of industrial customers. The initial accounting for this acquisition is not complete pending detailed analyses of the facts and circumstances that existed as of the acquisition date.
Stealth.com
On March 16, 2015, the Company completed the acquisition of substantially all of the assets of Stealth.com ("Stealth"), an $8 million USD annual revenue business, located in Woodbridge, ON, Canada in a $16.0 CAD ($12.6 USD) million all-cash transaction. The transaction includes a $1.9 million CAD escrowed holdback which is available to fund any potential post-closing working capital adjustment and potential seller indemnification obligations in relation to the acquisition agreement. The acquired business, which is part of the Company's ECP segment, is a supplier of high performance ruggedized industrial grade computer systems and peripherals that include Mini PC/Small Form Factor Computers, Rackmount Server PCs, Rugged Industrial LCD Monitors, Rugged Portable PCS, Industrial Grade Keyboards and Rugged Trackballs and Mice. The initial accounting for this acquisition is not complete pending detailed analyses of the facts and circumstances that existed as of the acquisition date.
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
Argotec, Inc.
On December 8, 2014, the Company completed the acquisition of certain assets of Argotec, Inc. ("Argotec"), located in Longwood, FL in a $0.4 million all-cash transaction. Historical revenues of this business are not material. The acquired business, which is part of the Company's ECP segment, is engaged in developing and manufacturing sonar transducer products and components for the U.S. Navy and also provides aftermarket servicing. These products have been consolidated into the Company's DeLeon Springs, FL location.
Industrial Electronic Devices, Inc.
On December 3, 2014, the Company completed the acquisition of certain assets of Industrial Electronic Devices, Inc. ("IED"), a $3.0 million annual revenue business, located in Flemington, NJ in a $3.3 million all-cash transaction, of which approximately $0.3 million remains payable in relation to a New Jersey state bulk sale holdback requirement. The transaction includes a $0.5 million escrowed holdback which is available to fund any potential seller indemnification obligations in relation to the acquisition agreement. The acquired business, which is part of the Company's ECP segment, designs and manufactures a full line of ruggedized displays for the Industrial and Marine markets. IED's catalog spans over 600 standard, semi-custom and custom configurations, incorporating some of the most advanced flat panel displays and touch screen technology available. These product lines will be consolidated into the Aydin Displays facility, located in Birdsboro, PA. These product lines will be consolidated into the Aydin Displays facility, located in Birdsboro, PA.
Electronic Manufacturing Technology, LLC.
On July 9, 2014, the Company completed the acquisition of Electronic Manufacturing Technology, LLC (“eMT”), located in Irvine, CA. The purchase price of $22.1 million, which included $1.5 million of acquired cash, is subject to certain post-closing adjustments and was financed through the use of borrowings under the Company's Credit Facility. The transaction includes a $2.4 million escrowed holdback which is available to fund any potential post-closing working capital adjustment and potential seller indemnification obligations in relation to the acquisition agreement. The acquired business, which is part of the Company's MDS segment and which is expected to add $25 million (unaudited) in annualized revenue, is engaged in the contract services business of manufacturing electromechanical controls and electronic assemblies. Their customer profile includes international Fortune 1000 manufacturers of highly reliable industrial excimer laser products, laser eye surgery sub-assemblies, target simulators for space and aviation systems, power modules for computerized tomography products, test systems for commercial aerospace OEMs and toll road antennas and control boxes.
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
Beckwood Services, Inc.
On December 11, 2013, the Company completed the acquisition of Beckwood Services, Inc. ("Beckwood”), located in Plaistow, NH, in a $15.3 million all-cash transaction financed through the use of cash on hand and borrowings under the Company's Credit Facility. The transaction includes an approximate $1.5 million escrowed holdback which is available to fund potential seller indemnification obligations in relation to the acquisition agreement. The acquired business, which is part of the Company's MDS segment, develops electronic or electro-mechanical controls and electronic assemblies. Their customer profile includes international Fortune 1000 manufacturers of industrial control systems, analytical instruments, measuring and detecting equipment and military, defense and Homeland Security equipment.
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
Consolidated Results of Operations
Presented below is comparative data and discussions regarding our consolidated results of operations for the three and nine months ended March 31, 2015 compared to the three and nine months ended March 31, 2014. Results of operations for any period less than one year are not necessarily indicative of results of operations that may be expected for a full year. The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report.

For the Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014

The following table presents selected condensed consolidated statement of income data for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	2015		2014
	Total	% of Sales	Total	% of Sales
Net sales	$93,065	100.0%	$83,983	100.0%
Cost of goods sold	74,434	80.0	67,505	80.4
Gross profit	18,631	20.0	16,478	19.6
Selling and administrative expenses	11,883	12.8	8,807	10.5
Internal research and development expenses	418	0.4	213	0.2
Amortization of intangible assets	1,458	1.6	1,089	1.3
Other operating income, net	(10)	—	(6)	—
Operating income	4,882	5.2	6,375	7.6
Total other expense, net	(431)	(0.5)	(115)	(0.1)
Income before provision for income taxes	4,451	4.7	6,260	7.5
Provision for income taxes	318	0.3	2,014	2.4
Net income	$4,133	4.4%	$4,246	5.1%

MDS

The following table presents selected condensed consolidated statement of income data for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended March 31,
	2015	% of Sales	2014	% of Sales	$ Chg	% Chg
Sales
Base business	$49,868	80.3%	$54,896	91.5%	$(5,028)	(9.2)%
Acquisitions	7,296	11.7	260	0.4	7,036	nmf
Intercompany	4,986	8.0	4,841	8.1	145	3.0
Total Sales	62,150	100.0	59,997	100.0	2,153	3.6

Gross Profit	8,073	13.0	7,872	13.1	201	2.6%

Selling and administrative expenses	4,623	7.4	3,437	5.7	1,186	34.5
Amortization of intangible assets	1,357	2.2	969	1.6	388	40.0
Operating income	$2,093	3.4%	$3,466	5.8%	$(1,373)	(39.6)%

MDS base business sales reflect sales from MDS facilities that were owned for the entire three months ended March 31, 2015 and 2014. MDS acquisition sales relate to the acquisition of Aubrey in fiscal 2014 and the acquisitions of eMT and

RTEmd in fiscal 2015. The comparative decrease in base business sales reflects the previously disclosed loss of certain Fenwal program engagements with the Company that began in the Company's fiscal 2014 third quarter. The lost Fenwal programs negatively affected comparative sales $3.0 million in the third quarter of fiscal 2015. The remaining decrease reflects fluctuations in customer demand due to program cancellations, governmental funding and customer design related delays. MDS backlog was approximately $117.7 million at March 31, 2015 compared to $115.9 million at March 31, 2014. Commercial orders, in general, may be rescheduled or canceled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the March 31, 2015 MDS backlog is currently expected to be realized in the next 12 months.

Gross profit percentage on MDS sales remained relatively consistent quarter over quarter. The selling and administrative expense increase is primarily comprised of incremental direct and allocated expenses related to the RTEmd, eMT, and Aubrey operations. The increase in amortization of intangible assets relates to the amortization of customer relationships, non-compete agreements and tradenames acquired as part of the fiscal 2015 eMT transaction and the non-compete agreements acquired as part of the fiscal 2014 Aubrey transaction.

ECP
The following table presents selected condensed consolidated statement of income data for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended March 31,
	2015	% of Sales	2014	% of Sales	$ Chg	% Chg
Sales
Base business	$35,487	98.5%	$28,827	99.9%	$6,660	23.1%
Acquisitions	414	1.2	—	—	414	nmf
Intercompany	121	0.3	26	0.1	95	nmf
Total Sales	36,022	100.0	28,853	100.0	7,169	24.8

Gross Profit	10,558	29.3	8,606	29.8	1,952	22.7

Selling and administrative expenses	2,831	7.8	2,161	7.5	670	31.0
Amortization of intangible assets	101	0.3	120	0.4	(19)	(15.8)
Internal research and development expenses	418	1.2	213	0.7	205	96.2
Operating income	$7,208	20.0%	$6,112	21.2%	$1,096	17.9%

ECP base business sales reflect sales from ECP facilities that were owned for the entire three months ended March 31, 2015 and 2014 as well as sales in fiscal 2015 relating to IED, Argotec and KEP, as sales relating to these tuck-in acquisitions were not considered material for separate presentation. ECP acquisition sales relate to the acquisition of Stealth in fiscal 2015. The increase in ECP base business sales reflects increased sonobuoy sales to the U.S. Navy and increased sales of ruggedized flat panel displays, partially offset by decreased sonobuoy sales to foreign governments. Total sales to the U.S. Navy in the three months ended March 31, 2015 and 2014 was approximately $25.7 million and $18.8 million, or 28% and 22%, respectively, of consolidated Company net sales for those periods. Sonobuoy sales to foreign governments were $3.4 million and $5.6 million in the three months ended March 31, 2015 and 2014, respectively. ECP backlog was approximately $139.4 million at March 31, 2015 compared to $59.3 million at March 31, 2014. A majority of the March 31, 2014 ECP backlog is currently expected to be realized in the next 14 months.

Gross profit percentage on ECP sales was negatively affected in the current year quarter by unfavorable product mix, partially offset by the positive impact of increased sales volume. The selling and administrative expense increase reflects certain increased costs in anticipation of future growth.

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

Eliminations, Corporate Unallocated and Other

The following table presents selected condensed consolidated statement of income data for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended March 31,
	2015	2014	$ Chg	% Chg
Sales
Intercompany	$(5,107)	$(4,867)	$(240)	(4.9)%
Total Sales	(5,107)	(4,867)	(240)	(4.9)

Gross Profit	—	—	—

Selling and administrative expenses	4,429	3,209	1,220	38.0
Other operating expenses	(10)	(6)	(4)	(66.7)
Operating loss	$(4,419)	$(3,203)	$(1,216)	(38.0)%

Total corporate selling and administrative expenses before allocation to operating segments were $6.9 million and $5.1 million for the three months ended March 31, 2015 and 2014, respectively, or 7.4% and 6.1% of consolidated sales, respectively, reflecting certain fiscal 2015 increased costs in relation to consummated acquisitions and acquisition targets the Company eventually declined to proceed with, as well as certain increased costs in the fiscal 2015 period in anticipation of future growth. Of these costs, $2.5 million and $1.9 million, respectively, were allocated to segment operations in each of these periods. Allocations of corporate selling and administrative expenses are based on the nature of the service provided and can fluctuate from period to period.

Interest expense consists of interest and fees on the Company's outstanding debt and revolving credit facility, including amortization of financing costs. Interest expense was $0.5 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively. The comparative interest expense reflects comparative borrowings under the Company’s credit facility between the two periods. See Note 6, Debt, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of debt.

The Company recognized a number of discrete income tax items during the three months ended March 31, 2015. In relation to its acquisition of Stealth.com in its fiscal 2015 third quarter, the Company recognized a discrete income tax benefit of approximately $1.0 million for the three months ended March 31, 2015 in relation to the substantial reversal of a valuation allowance previously established against its Canadian net operating loss carryforwards. The remaining valuation allowance of approximately $0.1 million recorded against this approximate $1.1 million deferred tax asset is expected to be reversed and recognized as a reduction of the Company's effective tax rate during its fiscal 2015 fourth quarter. Additional discrete items include return to provision adjustments, certain jurisdictional audit adjustments and changes in state apportionment factors in relation to the Company's acquisitions during the current fiscal year. Excluding all discrete items, the Company's effective rate was 33.7% for the three months ended March 31, 2015, compared to 32.2% for the three months ended March 31, 2014. See Note 8, Income Taxes, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of income taxes.

Due to the factors described above, the Company reported net income of $4.1 million ($0.42 per share, basic and diluted) for the three months ended March 31, 2015, compared to net income of $4.2 million ($0.42 per share, basic and diluted) for the corresponding quarter last year.

For the Nine Months Ended March 31, 2015 compared to the Nine Months Ended March 31, 2014

The following table presents selected condensed consolidated statement of income data for the nine months ended March 31, 2015 and 2014 (dollars in thousands):

	2015		2014
	Total	% of Sales	Total	% of Sales
Net sales	$255,732	100.0%	$243,001	100.0%
Cost of goods sold	209,116	81.8	199,094	81.9
Gross profit	46,616	18.2	43,907	18.1
Selling and administrative expenses	33,288	13.0	25,139	10.3
Internal research and development expenses	715	0.3	1,004	0.4
Amortization of intangible assets	4,209	1.6	2,323	1.0
Restructuring charges	—	—	188	0.1
Other operating income, net	(39)	—	(14)	—
Operating income	8,443	3.3	15,267	6.3
Total other expense, net	(1,432)	(0.6)	(394)	(0.2)
Income before provision for income taxes	7,011	2.7	14,873	6.1
Provision for income taxes	1,120	0.4	4,857	2.0
Net income	$5,891	2.3%	$10,016	4.1%

MDS

The following table presents selected condensed consolidated statement of income data for the nine months ended March 31, 2015 and 2014 (dollars in thousands):

	For the Nine Months Ended March 31,
	2015	% of Sales	2014	% of Sales	$ Chg	% Chg
Sales
Base business	$132,275	73.8%	$164,797	90.7%	$(32,522)	(19.7)%
Acquisitions	35,752	20.0	5,431	3.0	30,321	nmf
Intercompany	11,164	6.2	11,532	6.3	(368)	(3.2)
Total Sales	179,191	100.0	181,760	100.0	(2,569)	(1.4)

Gross Profit	23,367	13.0	25,744	14.2	(2,377)	(9.2)

Selling and administrative expenses	12,485	7.0	10,190	5.6	2,295	22.5
Amortization of intangible assets	4,010	2.2	2,134	1.2	1,876	87.9
Restructuring charges	—	—	188	0.1	(188)	nmf
Operating income	$6,872	3.8%	$13,232	7.3%	$(6,360)	(48.1)%

MDS base business sales reflect sales from MDS facilities that were owned for the entire nine months ended March 31, 2015 and 2014. MDS acquisition sales relate to the acquisitions of Beckwood and Aubrey in fiscal 2014 and the acquisitions of eMT and RTEmd in fiscal 2015. The comparative decrease in base business sales reflects the previously disclosed loss of certain Fenwal program engagements with the Company that began in the Company's fiscal 2014 third quarter. Fenwal contributed 11% and 17% of consolidated company net sales during the nine months ended March 31, 2015 and 2014, respectively. The lost Fenwal programs negatively affected comparative sales $18.1 million in the first nine months of fiscal 2015. The remaining decrease reflects fluctuations in customer demand due to program cancellations, governmental funding and customer design related delays.

The decrease in gross margin percentage on MDS sales primarily reflects the effect of fixed overhead costs on lower base business sales. The selling and administrative expense increase is primarily comprised of incremental direct and allocated expenses related to the RTEmd, eMT, Aubrey and Beckwood operations. The increase in amortization of intangible assets relates to the amortization of customer relationships, non-compete agreements and tradenames acquired as part of the fiscal 2015 eMT transaction and the customer relationships and non-compete agreements acquired as part of the fiscal 2014 Aubrey and Beckwood transactions.

ECP

The following table presents selected condensed consolidated statement of income data for the nine months ended March 31, 2015 and 2014 (dollars in thousands):

	For the Nine Months Ended March 31,
	2015	% of Sales	2014	% of Sales	$ Chg	% Chg
Sales
Base business	$73,153	83.2%	$63,517	87.2%	$9,636	15.2%
Acquisitions	14,552	16.5	9,256	12.7	5,296	57.2
Intercompany	305	0.3	51	0.1	254	nmf
Total Sales	88,010	100.0	72,824	100.0	15,186	20.9

Gross Profit	23,249	26.4	18,163	24.9	5,086	28.0

Selling and administrative expenses	7,588	8.6	5,984	8.2	1,604	26.8
Amortization of intangible assets	199	0.2	189	0.2	10	5.3
Internal research and development expenses	715	0.8	1,004	1.4	(289)	(28.8)
Operating income	$14,747	16.8%	$10,986	15.1%	$3,761	34.2%

ECP base business sales reflect sales from ECP facilities that were owned for the entire nine months ended March 31, 2015 and 2014 as well as sales in fiscal 2015 relating to IED, Argotec and KEP, as sales relating to these tuck-in acquisitions were not considered material for separate presentation. ECP acquisition sales relate to the acquisition of Stealth in fiscal 2015 and Aydin during the first quarter of fiscal 2014. The increase in ECP base business sales reflects increased sonobuoy sales to the U.S. Navy and U.S. Navy engineering sales, partially offset by decreased sonobuoy sales to foreign governments. Total sales to the U.S. Navy in the nine months ended March 31, 2015 and 2014 was approximately $67.0 million and $44.9 million, or 26% and 19%, respectively, of consolidated Company net sales for those periods. Sonobuoy sales to foreign governments were $5.3 million and $17.4 million in the nine months ended March 31, 2015 and 2014, respectively.

Gross profit percentage was positively affected in the current year quarter by increased volume as compared to the prior year quarter. The selling and administrative expense increase primarily reflect incremental direct and allocated expenses related to the acquisitions of IED, KEP and Stealth in fiscal 2015 and Aydin during the first quarter of fiscal 2014 and certain increased costs in anticipation of future growth.

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

Eliminations, Corporate Unallocated and Other

The following table presents selected condensed consolidated statement of income data for the nine months ended March 31, 2015 and 2014 (dollars in thousands):

	For the Nine Months Ended March 31,
	2015	2014	$ Chg	% Chg
Sales
Intercompany	$(11,469)	$(11,583)	$114	1.0%
Total Sales	(11,469)	(11,583)	114	1.0

Gross Profit	—	—	—

Selling and administrative expenses	13,215	8,965	4,250	47.4
Other operating expenses	(39)	(14)	(25)	(178.6)
Operating loss	$(13,176)	$(8,951)	$(4,225)	(47.2)%

Total corporate selling and administrative expenses before allocation to operating segments were $20.0 million and $15.3 million for the nine months ended March 31, 2015 and 2014, respectively, or 7.8% and 6.3% of consolidated sales, respectively, reflecting certain increased costs in relation to consummated acquisitions and acquisition targets the Company eventually declined to proceed with, including fiscal 2015 success-based finders fees in relation to the eMT and IED acquisitions. The period over period comparative additionally reflected certain increased costs in the fiscal 2015 period in anticipation of future growth, including costs in relation to a reorganization of the Company's finance organization. Of these costs, $6.7 million and $6.3 million, respectively, were allocated to segment operations in each of these periods. Allocations of corporate selling and administrative expenses are based on the nature of the service provided and can fluctuate from period to period.

Interest expense consists of interest and fees on the Company's outstanding debt and revolving credit facility, including amortization of financing costs. Interest expense was $1.6 million and $0.5 million for the nine months ended March 31, 2015 and 2014, respectively. The comparative interest expense reflects accelerated amortization of loan financing fees in relation to the Company's old facility replaced during the first quarter of fiscal 2015 and comparative borrowings under the Company’s credit facility between the two periods. See Note 6, Debt, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of debt.

The Company recognized a number of discrete income tax items during the nine months ended March 31, 2015. In relation to its acquisition of Stealth.com in its fiscal 2015 third quarter, the Company recognized a discrete income tax benefit of approximately $1.0 million for the nine months ended March 31, 2015 in relation to the substantial reversal of a valuation allowance previously established against its Canadian net operating loss carryforwards. The remaining valuation allowance of approximately $0.1 million recorded against this approximate $1.1 million deferred tax asset is expected to be reversed and recognized as a reduction of the Company's effective tax rate during its fiscal 2015 fourth quarter. Additional discrete items include return to provision adjustments, certain jurisdictional audit adjustments and changes in state apportionment factors in relation to the Company's acquisitions during the current fiscal year. Excluding all discrete items, the Company's effective rate 34.0% for the nine months ended March 31, 2015, compared to 32.7% for the nine months ended March 31, 2014. See Note 8, Income Taxes, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of income taxes.

Due to the factors described above, the Company reported net income of $5.9 million ($0.59 per share, basic and diluted) for the nine months ended March 31, 2015, compared to net income of $10.0 million ($0.99 per share, basic and diluted) for the corresponding period last year.

Liquidity and Capital Resources

On September 11, 2014, the Company replaced its previous credit facility with a new $200.0 million revolving line-of-credit facility with a group of banks (the “Credit Facility”) to fund future acquisitions and to support the Company’s working capital needs and other general corporate purposes. The Credit Facility expires on September 8, 2019, is secured by substantially all assets of the Company and provides for up to an additional $100.0 million in uncommitted loans. On April 13, 2015, the Company amended its Credit Facility to increase the size of the revolving line-of-credit facility by $75 million to $275 million, reload the uncommitted loans under the agreement to $100.0 million and to make other sublimit and definitional changes.

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

As a condition of the Credit Facility, the Company is subject to certain customary covenants, which it was in compliance with at March 31, 2015. The Company had $80.0 million of borrowings drawn against the Credit Facility at March 31, 2015 and additionally had certain letters of credit outstanding totaling $0.9 million. See Note 6, Debt, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of the Company’s debt.

Certain of the Company’s ECP contracts allow for billings to occur when certain milestones under the applicable program are reached, independent of the amount shipped by Sparton as of such date. These performance based billings reduce the amount of cash that would otherwise be required during the performance of these contracts. As of March 31, 2015 and June 30, 2014, $1.2 million and $3.2 million, respectively, of proceeds from billings in excess of costs were received.

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

	For the Nine Months Ended March 31,
CASH FLOWS	2015	2014
Cash flows from operating activities, excluding changes in working capital	$13,952	$17,584
Working capital related cash flows	(1,495)	(2,373)
Cash flows from operating activities	12,457	15,211
Cash flows used in investing activities	(47,178)	(37,744)
Cash flows from financing activities	32,274	23,950

Cash flows from operating activities, excluding changes in working capital, in the first nine months of fiscal 2015 and 2014 reflect the Company’s relative operating performance during those periods. Working capital related cash flows in the first nine months of fiscal 2015 primarily reflect increased inventories, prepayment of income taxes as well as the funding of production related to U.S. Navy contracts during the year in excess of performance based payments received, partially offset by collections of accounts receivable. Working capital related cash flows in the first nine months of fiscal 2014 primarily reflect the funding of production related to U.S. Navy contracts during the year in excess of performance based payments received, partially offset by decreased receivables and inventory and increased accounts payable and accrued expenses.

Cash flows used in investing activities in the nine months ended March 31, 2015 reflects a $42.3 million use of cash for the acquisitions of eMT, Argotec, IED, KEP Marine, RTEmd and Stealth, net of acquired cash and net of a working capital adjustment receipt relating to the fiscal 2014 acquisition of Aubrey. The nine months ended March 31, 2015 also reflects a $1.0 million purchase of marketable equity securities. The nine months ended March 31, 2014 reflects a $35.6 million use of cash for the acquisitions of Aydin, Beckwood and Aubrey, net of acquired cash and net of an inventory adjustment to the fiscal 2013 acquisition of Creonix. Net capital expenditures for the nine months ended March 31, 2015 and 2014 were approximately $3.9 million and $2.3 million, respectively.

Cash flows from financing activities in the nine months ended March 31, 2015 reflects $39.0 million of net borrowing under the Company's Credit Facility, the repurchase of $5.0 million of the Company's common stock under the Company's stock repurchase plan (see below for a discussion of the Company's recently authorized stock repurchase program), the payment of $1.1 million of debt financing costs and $1.0 million of tax benefits in excess of recorded stock based compensation. The nine months ended March 31, 2014 reflects $25.0 million of net borrowing under the Company's Credit Facility, $0.5 million of tax benefits in excess of recorded stock-based compensation and the repurchase of $0.9 million of the Company's common stock under the Company's stock repurchase plan in place at that time. The nine months ended March 31, 2015 and 2014 additionally reflect the use of cash of $1.8 million and $0.7 million, respectively, to satisfy income tax withholding requirements in relation to the vesting of executives’ restricted stock in exchange for the surrender of a portion of the vesting shares.
On October 22, 2014, the Company’s Board of Directors approved a repurchase by the Company of up to $5.0 million of shares of its common stock. The Company was authorized to purchase shares from time to time in open market, block transactions and privately negotiated transactions. The stock repurchase program did not require the Company to repurchase any specific number of shares. Pursuant to this stock repurchase program, during the nine months ended March 31, 2015, the Company purchased 181,278 shares of its common stock at an average price of $27.55 per share for approximately $5.0 million. Shares purchased under the plan were canceled upon repurchase. As of March 31, 2015, all authorized funds under the stock repurchase program were expended.
Commitments and Contingencies
See Note 10, Commitments and Contingencies, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a discussion of the Company's commitments and contingencies.

Contractual Obligations

Information regarding the Company’s long-term debt obligations, environmental liability payments, operating lease payments and other commitments is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014. As of June 30, 2014, there were $49.9 million of non-cancelable purchase orders outstanding, $41.0 million of debt, $4.3 million of operating lease payments and a liability related to performance based billings on customer contracts of $3.2 million. As of March 31, 2015, the non-cancelable purchase orders outstanding has increased to $53.9 million, debt increased to $80.0 million, operating lease payments has increased to $7.8 million and the liability related to performance based billings has decreased to $1.2 million. Other than as noted above, there have been no material changes in the nature or amount of the Company’s contractual obligations since June 30, 2014.

Off-Balance Sheet Arrangements
The Company has standby letters of credit outstanding of approximately $0.9 million at March 31, 2015, principally to support an operating lease agreement. Other than these standby letters of credit and the operating lease commitments referenced above, we have no off-balance sheet arrangements that would have a current or future material effect on our financial condition, changes in financial condition, revenue, expense, results of operations, liquidity, capital expenditures or capital resources.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Company manufactures its products in the United States, Canada and Vietnam. Sales of the Company’s products are in the U.S. and foreign markets. The Company is subject to foreign currency exchange rate risk relating to intercompany activity and balances and to receipts from customers and payments to suppliers in foreign currencies. Adjustments related to the remeasurement of the Company's Canadian and Vietnamese financial statements into U.S. dollars are included in current earnings. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in the domestic and foreign markets in which the Company operates. However, minimal third party receivables and payables are denominated in foreign currencies and the related market risk exposure is considered to be immaterial.
The Company’s revolving credit line, when drawn upon, is subject to future interest rate fluctuations which could potentially have a negative impact on cash flows of the Company. The Company had $80.0 million outstanding under its Credit Facility at March 31, 2015. A prospective increase of 100 basis points in the interest rate applicable to the Company’s outstanding borrowings under its Credit Facility would result in an increase of approximately $0.8 million in our annual interest expense. The Company is not party to any currency exchange or interest rate protection agreements as of March 31, 2015.
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

There have been no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 10, Commitments and Contingencies, of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a discussion of legal proceedings and other commitments and contingencies.

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described in Part I, Item 1A., "Risk Factors," in our Annual Report on Form 10-K for the year ended June 30, 2014 and the other information in our subsequent filings with the SEC, including this Quarterly Report on Form 10-Q. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks. The risks described in our Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition, results of operations and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information about shares of common stock the Company acquired during the three months ended March 31, 2015:

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2015 to January 31, 2015 (a)	13,712	$27.60	13,712	$—
February 1, 2015 to February 28, 2015	—	—	—	—
March 1, 2015 to March 31, 2015	—	—	—	—
Total	13,712	27.60	13,712	—
(a) On October 22, 2014, the Company’s Board of Directors approved a repurchase by the Company of up to $5.0 million of shares of its common stock. The Company was authorized to purchase shares from time to time in open market, block transactions and privately negotiated transactions. The stock repurchase program did not require the Company to repurchase any specific number of shares.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Second Amended Articles of Incorporation of the Registrant, incorporated herein by reference from the Registrant’s Proxy Statement on Form DEF 14A filed with the SEC on September 21, 2010.
3.2	Amended and Restated Code of Regulations of the Registrant, incorporated herein by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2015.
10.1*	Amendment No. 1 dated March 16, 2015 to the Amended and Restated Credit and Guaranty Agreement dated September 11, 2014, entered into between B.M.O. Harris Bank, N.A., and the Borrowers.
10.2
Amendment No. 2 dated April 13, 2015 to the Amended and Restated Credit and Guaranty Agreement dated September 11, 2014, entered into between B.M.O. Harris Bank, N.A., and the Borrowers, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 17, 2015.

10.3
Agreement and Plan of Merger dated as of April 14, 2015 by and among Hunter Technology Corporation, Sparton Corporation, Sparton Hunter Corporation, and Joseph F. O’Neil, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 20, 2015.

10.4†*	First Amendment to the Sparton Deferred Compensation Plan dated as of July 1, 2014.
10.5†*	Second Amendment to the Sparton Deferred Compensation Plan dated as of July 1, 2014.
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

Sparton Corporation

Date: May 5, 2015	By:	/s/ CARY B. WOOD
Cary B. Wood
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2015	By:	/s/ DONALD W. PEARSON
Donald W. Pearson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)