Form 10-K
period 2015-06-30
SPARTON CORP
filed 2015-09-08
CIK 92679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2015
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Numbers 1-1000

Sparton Corporation
(Exact name of registrant as specified in its charter)

Ohio	38-1054690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
425 N. Martingale Road, Suite 1000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold (based on the closing price on the New York Stock Exchange) as of December 31, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $262,529,000. For purposes of this computation, affiliates of the registrant include the registrant’s executive officers and directors and their respective affiliates as of December 31, 2014.
As of August 31, 2015, there were 9,886,618 shares of common stock, $1.25 par value per share, outstanding.

Documents Incorporated by Reference
Part III incorporates information by reference to the registrant’s definitive proxy statement for its 2015 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year.

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

PART I

ITEM 1.    BUSINESS
General
Sparton Corporation and subsidiaries (the “Company” or “Sparton”) has been in continuous existence since 1900. It was last reorganized in 1919 as an Ohio corporation. The Company is a provider of design, development and manufacturing services for complex electromechanical devices, as well as sophisticated engineered products complementary to the same electromechanical value stream. The Company serves the Medical & Biotechnology, Military & Aerospace and Industrial & Commercial markets through two reportable business segments; Manufacturing & Design Services (“MDS”) and Engineered Components & Products (“ECP”). Prior to fiscal 2015, the Company reported under three reportable business segments; Medical Device (“Medical”), Complex Systems (“CS”) and Defense & Security Systems (“DSS”). The prior periods herein reflect this change in segment reporting. See Note 15, Business Segments, of the "Notes to Consolidated Financial Statements" in this Form 10-K for a further discussion of business segments. All of the Company's facilities are certified to one or more of the ISO/AS standards, including ISO 9001, AS9100 and ISO 13485, with most having additional certifications based on the needs of the customers they serve. The majority of the Company's customers are in highly regulated industries where strict adherence to regulations such as the International Tariff and Arms Regulations ("ITAR") is necessary. The Company's products and services include offerings for Original Equipment Manufacturers (“OEM”) and Emerging Technology (“ET”) customers that utilize microprocessor-based systems which include transducers, printed circuit boards and assemblies, sensors and electromechanical components, as well as development and design engineering services relating to these product sales. Sparton also develops and manufactures sonobuoys, anti-submarine warfare (“ASW”) devices used by the United States Navy as well as foreign governments that meet Department of State licensing requirement and manufactures ruggedized flat panel display systems for military panel PC workstations, air traffic control and industrial applications, as well as high performance industrial grade computer systems and peripherals. Many of the physical and technical attributes in the production of these proprietary products are similar to those required in the production of the Company's other electrical and electromechanical products and assemblies.
The Company's website address is www.sparton.com. Information contained on our website is not part of this Annual Report on Form 10-K. Our website provides public access to, among other items, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Quarterly Earnings Releases, News Releases, Governance Guidelines and the Code of Ethics, as well as various Board of Director committee charters. Upon request, the Company provides, free of charge, copies of its periodic and current reports (e.g., Forms 10-K, 10-Q and 8-K) and amendments to such reports that are filed with the Securities and Exchange Commission (“SEC”), as well as the Board of Director committee charters. Reports are available as soon as reasonably practicable after such reports are filed with or furnished to the SEC, either at the Company's website, through a link to the SEC's website or upon request through the Company's Shareholders Relations Department.
MDS Segment
Segment operations are comprised of contract design, manufacturing and aftermarket repair and refurbishment of sophisticated printed circuit card assemblies, sub-assemblies, full product assemblies and cable/wire harnesses for customers seeking to bring their intellectual property to market. Customers include OEM and ET customers serving the Medical & Biotechnology, Military & Aerospace and Industrial & Commercial markets. In engineering and manufacturing for its customers, this segment adheres to very strict military and aerospace specifications, Food and Drug Administration (“FDA”) guidelines and approvals, in addition to product and process certifications. Sparton additionally is a leading developer of embedded software and software quality assurance services in connection with medical devices and diagnostic equipment.
The segment strives to exceed customers’ expectations with high delivery and quality performance. Our market advantage is our enterprise-wide Sparton Business System, experience and knowledge of the market, breadth of services that we offer and the relationships that we have developed over the past several decades. The competition includes both foreign and domestic companies, in addition to the internal capabilities of some of our customers. Some of our competitors have substantially greater financial, manufacturing or marketing resources than we do. Sparton's MDS segment excels in providing low-volume, high-mix services. OEM's in our market segments are continually driving costs out of their respective businesses through outsourcing strategies, allowing opportunity for Sparton to capture additional value add opportunities.
The engineering and manufacturing of highly complex devices is a fairly fragmented industry with no dominant player in the market. In the past, large Printed Circuit Board contract manufacturers have sold their “box build” capabilities and have been very successful. The industry has continued to grow with more companies developing printed circuit board assembly (“PCBA”) capabilities and others entering the market via mergers and acquisitions of smaller companies. This has led to stronger competition with larger companies that have the financial resources to offer the services that the customers are requiring. Customers will assume that quality will be 100% and will drive their decisions based on pricing and services offered that best fit their total solutions needs.
The understanding of the market needs is critical for our success. We are well positioned with our capabilities to meet our current organic growth plans. Additional growth may be gained through an acquisition strategy employed to expand our market reach and footprint into other geographic areas of the U.S and abroad.
Acquisitions have been an important element of the growth strategy for the MDS segment. The segment has supplemented its organic growth by identifying, acquiring and integrating acquisition opportunities that result in broader, more sophisticated product and service offerings while diversifying and expanding the Company's customer base and markets.
On April 14, 2015 (fiscal 2015), the Company completed the acquisition of Hunter Technology Corporation, (“Hunter”), with operations located in Milpitas, CA and Lawrenceville, GA, for $55.0 million plus additional consideration of up to $13.0 million, contingent upon Hunter attaining certain performance thresholds during the twelve month period following the transaction. The acquired business is an electronic contract manufacturing provider specializing in military and aerospace applications and one of the few suppliers in the Silicon Valley region providing engineering design, new product introduction ("NPI") and full-rate production manufacturing solutions working with major defense and aerospace companies, test and measurement suppliers, secure networking solution providers, medical device manufacturers and a wide variety of industrial customers.
Additionally, during fiscal 2015, the Company acquired Electronic Manufacturing Technology, LLC. (“eMT”), a contract services business manufacturing electromechanical controls and electronic assemblies, for $22.1 million, subject to a final working capital adjustment and Real-Time Enterprises, Inc. ("RTEmd"), a leading developer of embedded software to operate medical devices and diagnostic equipment, for $2.3 million, plus additional consideration of up to $0.8 million contingent upon RTEmd attaining certain performance thresholds. During fiscal 2014, the Company acquired Aubrey Group, Inc. ("Aubrey”), a design and manufacturing company which develops new products for OEMs in the Medical and Biotechnology industries, for $5.0 million and Beckwood Services, Inc. ("Beckwood”), a developer of electronic or electro-mechanical controls and electronic assemblies, for $15.3 million. During fiscal 2013, the Company acquired certain assets related to the contract manufacturing business of Creonix, LLC (“Creonix”) for $2.0 million, which provided the Company with the capability of cable and wire harness engineering and assembly.
On November 15, 2012 (fiscal 2013), the Company completed the acquisition of Onyx EMS, LLC (“Onyx”) for $43.3 million. The acquired business provided further expansion regionally into the Minneapolis medical device corridor, diversifying the Company's customer base through both existing programs and a strong business development pipeline, and increased the number of complex sub-assembly and full device programs within Sparton. Additionally, the business brought long-term customers which can utilize Sparton's expanded list of service offerings such as our low cost country footprint in Vietnam and full engineering design capabilities.
See Note 3, Acquisitions, of the “Notes to Consolidated Financial Statements” in this Form 10-K for additional information related to these acquisitions.
We are dependent on a few large customers and the loss of such customers or reduction in their demand could substantially harm our business and operating results. See Item 1A, “Risk Factors”, for a further discussion regarding these customers. However, the Company does not believe that it is substantially dependent on any individual contract or agreement with any customer and the significance of these large customers continues to be reduced through the Company's customer diversification as a result of growth. The Company's typical contractual arrangement with a customer is represented by a master agreement which includes certain master terms and conditions of Sparton's relationship with this customer. This agreement does not commit the customer to any specific volume of purchases. Moreover, these terms can be amended in appropriate circumstances. Thus, until this customer submits a purchase order to Sparton, there is no guarantee of any revenue to Sparton. Rather than depending on any contract for revenue, the Company accepts purchase orders from customers which determine volume and delivery requirements.
The majority of Sparton's MDS customers are in highly regulated industries where strict adherence to regulations such as ITAR, regulations issued by the FDA, the Federal Aviation Administration (“FAA”), the Environmental Protection Agency ("EPA") and similar foreign jurisdiction regulations such as the European Union RoHS (Restriction of Hazardous Substances) and REACH (Registration, Evaluation and Authorization of Chemicals) directives is necessary. Non-compliance risks range from variance notifications to production/shipping prevention depending upon the agency and form of non-compliance. These requirements are highly technical in nature and require strict adherence and documentation related to operational processes. Sparton's quality system provides us the ability to service such markets, differentiating Sparton from some potential competitors which lack such systems.

ECP Segment
Segment operations are comprised of design, development and production of proprietary products for both domestic and foreign defense as well as commercial needs. Sparton designs and manufactures anti-submarine warfare ("ASW") devices known as sonobuoys for the U.S. Navy and foreign governments that meet Department of State licensing requirements. This segment also performs an engineering development function for the United States military and prime defense contractors for advanced technologies ultimately leading to future defense products as well as replacements for existing products. The sonobuoy product line is built to stringent military specifications. These products are restricted by ITAR and qualified by the U.S. Navy, which limits opportunities for competition. Sparton is also a provider of ruggedized flat panel display systems for military panel PC workstations, air traffic control and industrial and commercial marine applications, as well as high performance industrial grade computer systems and peripherals. Ruggedized displays are manufactured for prime contractors, in some cases to specific military grade specifications. Additionally, this business unit internally develops and markets commercial products for underwater acoustics and microelectromechanical (“MEMS”)-based inertial measurement.
Sparton is partner to a 50/50 joint venture (“JV”) with UnderSea Sensor Systems, Inc. (“USSI”), the only other major producer of U.S. derivative sonobuoys. USSI's parent company is Ultra Electronics Holdings PLC, based in the United Kingdom. The JV operates under the name ERAPSCO and allows Sparton and USSI to combine their own unique and complementary backgrounds to jointly develop and produce U.S. derivative sonobuoy designs for the U.S. Navy as well as foreign governments that meet Department of State licensing requirements. In concept, and in practice, ERAPSCO serves as a pass-through entity maintaining no funds or assets. While the JV provides the opportunity to maximize efficiencies in the design and development of the related sonobuoys, both venture companies function independently as subcontractors; therefore, there is no separate entity to be accounted for or consolidated. The Board of Directors of ERAPSCO has the responsibility for the overall management and operation of the JV. The six member board consists of equal representation (full time employees) from both JV partners for three year terms. Manpower for ERAPSCO, specifically a president, vice president, general manager, contract administrator and financial manager, are similarly assigned by the JV partners for rotating three year terms and the costs of these assigned individuals are borne by the party assigning the personnel. In response to a customer request for proposal (“RFP”) that ERAPSCO will bid on, the Board of Directors of ERAPSCO approves both the composition of a response to the RFP and the composite bid to be submitted to the customer. The Board of Directors strives to divide the aggregate contract awards at a 50/50 share ratio. Each JV partner bears the costs it incurs associated with the preparation and submission of proposals. Each JV partner submits to ERAPSCO a proposal for the estimated price of performing that portion of the RFP applicable to it. Upon award of a contract to the JV, separate subcontracts are generated between ERAPSCO and each of the JV partners defining the responsibilities and compensation for each JV partner. These subcontracts contain terms and conditions consistent with the prime contract. Each JV partner is responsible to ERAPSCO for the successful execution of its respective scope of work under its subcontract and each JV partner is individually accountable for the profit or losses sustained in the execution of the subcontract against its respective bid. In some instances, either Sparton or USSI handles the complete production and delivery of sonobuoys to ERAPSCO's customer. In other instances, either Sparton or USSI starts the production and ship completed subassemblies to the other party for additional processing before being delivered to the customers. Under ERAPSCO, individual contract risk exposures are reduced, while the likelihood of achieving U.S. Navy and other ASW objectives is enhanced. ERAPSCO has been in existence for approximately twenty-six years and historically, the agreed upon products included under the JV were generally developmental or sonobuoys with low volume demand. Seven years ago, the JV expanded to include all future sonobuoy development and substantially all U.S. derivative sonobuoy products for customers outside of the United States. The JV was further expanded two years later to include all sonobuoy products for the U.S. Navy beginning with U.S. Navy's 2010 fiscal year contracts.
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
New internally funded products are under development for sale as commercial products to the navigation, heading and positioning systems applications markets. Markets for these products include autonomous underwater and ground vehicles, as well as unattended aerial vehicles as our product offerings grow. The principal example of such products is a family of precision inertial sensors for applications such as navigation or undersea petroleum exploration. Competition among companies that build these products is intense and dynamic. As such, development of our commercial products requires the identification of sustainable competitive advantages (“SCA”) prior to investment to ensure there is a viable market for our products. Each new product must advance the technology available to the market enough to overcome the inherent inertia preventing potential customers from switching from competitor's products. Likewise, existing products are evaluated periodically to ensure their SCA is still maintained and if not, either redesign or end-of-life occurs. The expansion of our commercial product lines leverages the intrinsic engineering talent at Sparton and capitalizes on the sonobuoy product volumes to provide technological as well as economies of scale advantages. Pursuit of commercial markets and all sales and profits from this endeavor are not a part of the ERAPSCO JV.
During fiscal 2015, 2014 and 2013, Sparton incurred internally funded research and development (“R&D”) expenses of $1.5 million, $1.2 million and $1.3 million, respectively, for the internal development of technologies for use in navigation and oil and gas exploration. Customer funded R&D costs, which are usually part of a larger production agreement, totaled approximately $9.9 million, $9.7 million and $10.4 million for the years ended June 30, 2015, 2014 and 2013, respectively.
Sonobuoy and related engineering services, including sales to the U.S. Navy and foreign governments that meet Department of State licensing requirements, accounted for approximately 29%, 28% and 28% of consolidated revenue for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. Sales to the U.S Navy, including subcontract sales through ERAPSCO, accounted for 25%, 19% and 20% of consolidated revenue for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. The U.S. Navy issues multiple contracts annually for its sonobuoy and engineering requirements. The loss of U.S. Navy sonobuoy sales would have a material adverse financial effect on the Company. While the overall relationship with the U.S. Navy is important to Sparton, the contracts with the U.S. Navy, including subcontracts through ERAPSCO, are such as ordinarily accompany the kind of business conducted by Sparton and the Company does not believe that it is substantially dependent on any individual contract or agreement with this customer, other than the Subcontract effective July 17, 2014 between Sparton DeLeon Springs, LLC and ERAPSCO that is considered a material contract to the Company and is filed as an exhibit to this Annual Report on Form 10-K (the "Subcontract"). Pursuant to the Subcontract, Sparton will supply sonobouys to the U.S. Navy through ERAPSCO for a total contract value of approximately $93.7 million to Sparton DeLeon Springs, LLC.
United States Navy contracts allow Sparton to submit performance based billings, which are then applied against inventories purchased and manufacturing costs incurred by the Company throughout its performance under these contracts. Inventories were reduced by performance based payments from the U.S. Navy for costs incurred related to long-term contracts, thereby establishing inventory to which the U.S. Navy then has title, of approximately $7.5 million and $8.0 million, respectively, at June 30, 2015 and 2014. At June 30, 2015 and 2014, current liabilities include performance based payments of $1.8 million and $3.2 million, respectively, on Navy contracts. As these payments are in excess of cost, there is no inventory to which the government would claim title and, therefore, no offset to inventory has been made.
Acquisitions have been an element of the growth strategy for the ECP segment. The Segment has supplemented its organic growth by identifying, acquiring and integrating tangential technology products-based acquisition opportunities.
During fiscal 2015, the Company acquired substantially all of the assets of Stealth.com ("Stealth"), a supplier of high performance ruggedized industrial grade computer systems and peripherals, for $16.0 CAD ($12.6 USD) million; certain assets of KEP Marine, a designer and manufacturer of industrial displays, industrial computers and HMI software for the Marine market, for $4.3 million; certain assets of Argotec, Inc. ("Argotec"), a business engaged in developing and manufacturing of sonar transducer products and components for the U.S. Navy, which also provides aftermarket servicing, for $0.4 million and certain assets of Industrial Electronic Devices, Inc. ("IED"), a designer and manufacturer of ruggedized displays for the Industrial and Marine markets, for $3.3 million. During fiscal 2014, the Company acquired certain assets and liabilities of Aydin Displays, Inc. ("Aydin Displays" or “Aydin”), which develops enhanced flat panel display and touch-screen solutions for the Military & Aerospace and Civil Marine markets, for $15.5 million.
See Note 3, Acquisitions, of the “Notes to Consolidated Financial Statements” in this Form 10-K for additional information related to these acquisitions.
The ECP's business is affected by numerous laws and regulations relating to the award, administration and performance of U.S. Navy contracts. The U.S. Navy generally has the ability to terminate ECP contracts, in whole or in part, without prior notice, for convenience or for default based on performance. If any of these contracts were terminated for convenience, Sparton would generally be protected by provisions covering reimbursement for costs incurred on the contracts and profit on those costs, but not the anticipated profit that would have been earned had the contract been completed.
Non-sonobuoy related manufacturing and services are sold primarily through a direct sales force. In addition, our divisional and executive management teams are an integral part of our sales and marketing teams.
While overall sales can fluctuate during the year in each of our segments, revenues for our ECP segments are typically higher in the second half of the Company's fiscal year as compared to the first half. Various factors can affect the distribution of our revenue between accounting periods, including the timing of customer orders, including U.S. Navy and allied foreign government contract awards, the availability of government funding, production calendars, product deliveries and customer acceptance.

Other
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
Sparton earns revenues from United States based customers as well as international customers. Additionally, the Company has a manufacturing facility in Vietnam. See Note 16, Business, Geographic and Sales Concentration, of the "Notes to Consolidated Financial Statements" in this Form 10-K for financial information regarding the Company's geographic sales concentration and locations of long-lived assets.
At June 30, 2015, Sparton employed 1,990 people, including 167 contractors. None of the Company's employees are represented by a labor union. The Company considers employee relations to be good.

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
Senior Vice President, Operations since January 2009. Previously, Mr. Madlock held the position of Senior Vice President of Operations for Citation Corporation in Novi, MI since September 1999. (Age 57)

Michael W. Osborne
Senior Vice President, Corporate Development since June 2012. Previously Mr. Osborne held the position of Senior Vice President, Corporate and Business Development since January 2009. Prior to that date, Mr. Osborne held the position of Vice President, Operations at The Niven Marketing Group in Carol Stream, IL since January 2006. Prior to that date, Mr. Osborne held the position of Vice President, Operations & Engineering at Gardner Bender in Milwaukee, WI since March 2004. (Age 44)

Steven M. Korwin
Senior Vice President, Quality and Engineering since September 2009. Previously, Mr. Korwin held the position of Group Vice President, Electronic Manufacturing Services since December 2008. Prior to that date, Mr. Korwin held the position of Vice President of Quality and Engineering for Citation Corporation in Novi, MI since October 2005. (Age 52)

Lawrence R. Brand
Senior Vice President, Corporate Human Resources since May 2015. Previously, Mr. Brand held the position of Vice President, Corporate Human Resources since May 2011. Prior to that date, Mr. Brand held the position of Director, Corporate Human Resources since February 2010. Prior to that date, Mr. Brand held the position of Senior Manager, Human Resources for Fellowes, Inc. in Itasca, IL since November 2004. (Age 48)

Joseph Schneider
Senior Vice-President, Sales and Marketing, since May 2015.  Previously, Mr. Schneider held the position of Vice President for Siemens Healthcare Diagnostics in the In Vitro Diagnostics segment since 2012.  Prior to that, Mr. Schneider led sales and marketing efforts for newly acquired Siemens Industry, Inc. industrial businesses since 2010. (Age 48)

Mike Gaul
Group Vice President, Medical Manufacturing since January 2014. Prior to that, Mr. Gaul held the position of General Manager of the Strongsville, Ohio medical manufacturing facility since September, 2011. Prior to that, Mr. Gaul held the positions of Vice President, Operations and COO at SynCardia Systems since April 2005. Prior to that, Mr. Gaul held the position of Vice President of Manufacturing Operations for Ventana Medical since May 2003. His industry experience includes Medical Devices and Reagents, Complex Capital Automation Equipment, Public Safety Communication System's and Industrial Controls and Instrumentation. (Age 61)

James M. Lackemacher
Group Vice President, Engineered Components and Products since January 2014. Previously, Mr. Lackemacher held the position of Vice President/General Manager, Defense and Security Systems Business Unit since April 2005. (Age 53)

Jamie Shaddix
Group Vice President, Military & Aerospace Manufacturing Services since January 2014. Prior to that, Mr. Shaddix held the position of General Manager of the Frederick, Colorado medical manufacturing facility since August 2011. Prior to that, Mr. Shaddix held various positions including General Manager for Citation Corporation since July 1999. (Age 51)

Christopher A. Ratliff
Vice President, Information Technology since March 2014. Previously, Mr. Ratliff held the position of Information Technologies Director for Tootsie Roll Industries in Chicago, IL since May 2003. (Age 50)

Joseph G. McCormack
Senior Vice President and Chief Financial Officer effective September 2015. Previously, Mr. McCormack served as Senior Financial Consultant to the Company since June 2015. Prior to that Mr. McCormack was a senior financial consultant from May 2012 to June 2015, and as Chief Financial Officer of Ingenient Technologies from December 2005 to May 2012. (Age 52)

There are no family relationships among the persons named above. All officers are elected annually and serve at the discretion of the Board of Directors.

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
The Military and Aerospace and Medical and Biotechnology industries are highly fragmented and intensely competitive. Our contract manufacturing services are available from many sources, and we compete with numerous domestic and foreign firms. Within Sparton’s target market, the high-mix, low- to medium-volume sector of the MDS segment, there are substantially fewer competitors, but competition remains strong. Some competitors have substantially greater manufacturing, R&D, marketing or financial resources and, in some cases, have more geographically diversified international operations. Sparton expects competition to intensify further as more companies enter our target markets and our customers consolidate. In the future, increased competition from large electronic component manufacturers that are selling, or may begin to sell, electronics manufacturing services may occur. Future growth will depend on our ability to win business from competitors, new outsourcing opportunities, and could be limited by OEMs performing such functions internally or delaying their decision to outsource.
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
Principal competitive factors in our targeted markets are believed to be quality, reliability, the ability to meet delivery schedules, customer service, technological sophistication, geographic location and price. During periods of recession in the Military and Aerospace and Medical and Biotechnology industries, our competitive advantages in the areas of adaptive manufacturing and responsive customer service may be of reduced importance due to increased price sensitivity. We also expect our competitors to continue to improve the performance of their current products or services, to reduce their current products or service sales prices and to introduce new products or services that may offer greater performance and improved pricing. Any of these could cause a decline in sales, loss of market acceptance of our products or services, profit margin compression, or loss of market share.
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
Customer cancellations, reductions or delays could adversely affect our operating results.
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
Our customers participate in markets that have rapidly changing technology, evolving industry standards, frequent new product introductions and relatively short product life cycles. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable. Our success depends upon our customers’ ability to enhance existing products and to develop and introduce new products, on a timely and cost-effective basis, that keep pace with technological developments and emerging industry standards, and address increasingly sophisticated customer requirements. There is no assurance that our customers will do so, and any failure to do so could substantially harm our customers and us.
Additionally, our future success will depend upon our ability to maintain and enhance our own technological capabilities, develop and market manufacturing services and products which meet changing customer needs and successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis. If we are unable to do so, business, financial condition and operating results could be materially adversely affected.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) contains provisions to improve the transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo (“DRC”) and adjoining countries. As a result, the SEC established new annual disclosure and reporting requirements for those companies who use “conflict” minerals mined from the DRC and adjoining countries in their products. These requirements could affect the sourcing and availability of minerals used in the manufacturing of our electrical components. As a result, we may not be able to obtain products at competitive prices. We have had additional costs associated with complying with the new due diligence procedures as required by the SEC. Also, since our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins for all metals used in our products through the due diligence procedures as we implement them. We may also encounter challenges to satisfy those customers who require that all of the components of our products are certified as conflict free. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier.
We are dependent on a few large customers; the loss of such customers or reduction in their demand could substantially harm our business and operating results.
For the fiscal year ended June 30, 2015, our ten largest customers, including the U.S. Navy, accounted for approximately 56% of total net sales. The U.S. Navy, an ECP customer through the Company’s ERAPSCO agreement, represented 25% of our total net sales and Fenwal Blood Technologies ("Fenwal"), an MDS customer, contributed 10% of total net sales. We expect to continue to depend upon a relatively small number of customers, but we cannot ensure that present or future large customers will not terminate, significantly change, reduce, or delay their manufacturing arrangements with us. Because our major customers represent such a large part of our business, the loss of any of our major customers or reduced sales to these customers could negatively impact our business.
Additionally, the U.S. Navy generally has the ability to terminate ECP contracts, in whole or in part, without prior notice, for convenience or for default based on performance. If any of these U.S. Navy contracts were to be terminated, Sparton would generally be protected by provisions covering reimbursement for costs incurred on the contracts and profit on those costs, but not the anticipated profit that would have been earned had the contract been completed.
We are partner to a 50/50 joint venture agreement with USSI, the only other major producer of U.S. derivative sonobuoys. If USSI were to terminate this joint venture, Sparton would be required to return to independent bidding and production for U.S. Navy and other foreign governments that meet Department of State licensing requirements sonobuoy business. If this was to happen, it is possible that the Company’s future results could be negatively impacted. Starting with the 2014 U.S. Government fiscal year, the U.S. Navy opened up its sonobuoy contract bidding process potentially allowing additional competitors to vie for this business. While the Company believes that there are significant barriers to entry into the sonobuoy market, if a new competitor was able to successfully develop the necessary technical capabilities and gain entry into the market space, the Company’s future results could be negatively impacted.
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
A tightened credit market, either nationally or globally, may adversely affect the availability of funds to us for working capital, liquidity requirements and other purposes, which may adversely affect our cash flows and financial condition.
We have a revolving line of credit facility with a group of banks which is secured by substantially all the assets of the Company. We anticipate that our credit facility will be a component of our available working capital during fiscal 2016 and continue to be available to fund potential acquisition activity. However, there are no assurances that the line-of-credit will be sufficient for all purposes. Additionally, if vendors of electronic components restrict or reduce credit to us for purchase of raw materials as a result of general market conditions, the vendor’s credit status, or our financial position, it could adversely affect liquidity, cash flows and results of operations. See “Liquidity and Capital Resources” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K for more information related to the Company’s credit facility.

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
Our growth strategies could be ineffective due to the risks of acquisitions and risks relating to integration.
Our growth strategy has included acquiring complementary businesses. We could fail to identify, finance or complete suitable acquisitions on acceptable terms and prices. Acquisition and the related integration process could increase a number of risks, including diversion of operation personnel, financial personnel and management’s attention, difficulties in integrating systems and operations, potential loss of key employees and customers of the acquired companies and exposure to unanticipated liabilities. The price we pay for a business may exceed the value we realize and we cannnot assure you that we will achieve the expected synergies and benefits of any acquisition. Our discovery of, or failure to discover, material issues during due diligence investigations of acquisition targets, either before closing with regard to potential risks of the acquired operations, or after closing with regard to the timely discovery of breaches of representations or warranties, could materially harm our business. Acquisitions also may result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could harm our financial results.
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
Our future success will require an ability to attract and retain qualified employees. Competition for such key personnel is intense, and we cannot be assured that we will be successful in attracting and retaining such personnel. We have had a number of departures in the Chief Financial Officer role and we cannot assure you that the time spent on replacing the individuals will not disrupt the business, and we cannot assure you that we will not have departures in the future. Changes in the cost of providing pension and other employee benefits, including changes in health care costs, investment returns on plan assets and discount rates used to calculate pension and related liabilities, could lead to increased costs in any of our operations.
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
Our business operates, and certain of our customers’ businesses operate, in heavily regulated environments. We must manage the risk of changes in or adverse actions under applicable law or in our regulatory authorizations, licenses and permits, governmental security clearances, government procurement regulations or other legal rights in order to operate our business, manage our work force or import and export goods and services as needed. We also face the risk of other adverse regulatory actions, compliance costs or governmental sanctions. The regulations and regulatory bodies include, but are not limited to, the following: the Federal Acquisition Regulations, the Truth in Negotiations Act, the False Claims Act and the False Statements Act, the Foreign Corrupt Practices Act, the Food and Drug Administration, the Federal Aviation Administration and the International Traffic in Arms Regulations.
Our failure to comply with applicable regulations, rules and approvals or misconduct by any of our employees could result in the imposition of fines and penalties, the loss of security clearances, the loss of our government contracts or our suspension or debarment from contracting with the U.S. government generally, any of which would harm our business, financial condition and results of operations. See also additional risk factors relating to U.S. Government contract audits, securities laws regulations, environmental law regulations and foreign law regulations.
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
Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At June 30, 2015, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded, could be up to $2.9 million before income taxes over the next fifteen years, with such amount expected to be offset by related reimbursement from the United States Department of Energy of $1.0 million.

The Company and its subsidiaries are also involved in certain other existing compliance issues with the EPA and various state agencies, including being named as a potentially responsible party at several sites. Potentially responsible parties ("PRPs") can be held jointly and severally liable for the clean-up costs at any specific site. The Company’s past experience, however, has indicated that when it has contributed relatively small amounts of materials or waste to a specific site relative to other PRPs, its ultimate share of any clean-up costs has been minor. Based upon available information, the Company believes it has contributed only small amounts to those sites in which it is currently viewed as a PRP and that reasonably possible losses related to these compliance issues are immaterial.
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
The Company’s operations in both Vietnam and Canada, and the business it conducts outside the United States are subject to risks relating to compliance with legal and regulatory requirements in the United States as well as in local jurisdictions. Additionally, there is a risk of potentially higher incidence of fraud or corruption in certain foreign jurisdictions and greater difficulty in maintaining effective internal controls. From time to time, the Company may conduct internal investigations and compliance reviews to ensure that the Company is in compliance with applicable laws and regulations. Additionally, the Company could be subject to inquiries or investigations by government and other regulatory bodies. Any determination that the Company’s operations or activities are not in compliance with United States laws, including the Foreign Corrupt Practices Act, or various international laws and regulations could expose the Company to significant fines, penalties or other sanctions that may harm the business and reputation of the Company.

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
The efficiency of our operations could be adversely affected by disruptions to our information technology (IT) services and cyberattacks.
We rely in part on various IT systems to manage our operations and to provide analytical information to management. In addition, a significant portion of internal communications, as well as communication with customers and suppliers depends on information technology. We are exposed to the risk of cyber incidents in the normal course of business. Cyber incidents may be deliberate attacks for the theft of intellectual property, money or sensitive information or may be the result of unintentional events. Like most companies, the Company's information technology systems may be vulnerable to interruption due to a variety of events beyond the Company's control, including, but not limited to, natural disasters, terrorist attacks, power and/or telecommunications failures, computer viruses, hackers and other security issues. The Company has technology security initiatives and disaster recovery plans in place to mitigate the Company's risk to these vulnerabilities, but these measures may not be adequate or implemented properly to ensure that the Company's operations are not disrupted. Potential consequences of a material cyber incident include damage to our reputation, litigation, inefficiencies or production down-times and increased cyber security protection and remediation costs. Such consequences could have a negative impact on our ability to meet customers’ orders, resulting in a delay or decrease to our revenue and a reduction to our operating margins.
Fluctuations in foreign currency exchange rates could increase operating costs.
A portion of the Company’s operations and some customers are in foreign locations. As a result, transactions may occur in currencies other than the U.S. dollar. Currency exchange rates fluctuate on a daily basis as a result of a number of factors and cannot be easily predicted. Volatility in the U.S. dollar could seriously harm our business, operating results and financial condition. The primary impact of currency exchange fluctuations is on the adjustments related to the remeasurement of the Company’s Vietnamese and Canadian financial statements into U.S. dollars, which are included in current earnings, as well as impacting the cash, receivables, payables, property and equipment of our operating entities. The Company currently does not use financial instruments to hedge foreign currency fluctuation and unexpected expenses could occur from future fluctuations in exchange rates.
Our current use of performance based billings within Government contracts may not continue.
Our current contracts with the U.S. Navy include provisions for certain billing and collection of funds from the U.S. Government in advance of related inventory purchases and incurrence of manufacturing expenses. These contractual provisions are an integral part of our capital and liquidity profile. While we have other sources of liquidity including, but not limited to, our operations, existing cash balances and our revolving line-of-credit, and we believe we have sufficient liquidity for our anticipated needs over the next 12 months, no assurances regarding liquidity can be made. The discontinuance of performance based billing provisions from future U.S. Navy contracts would require us to fund the working capital requirements related to these contracts from other sources and otherwise could materially adversely impact our business, results of operations and financial condition.
Our operating results may be subject to seasonality
While overall sales can fluctuate during the year in each of our segments, revenues for our ECP segments are typically higher in the second half of the Company's fiscal year as compared to the first half. Various factors can affect the distribution of our revenue between accounting periods, including the timing of customer orders, including U.S. Navy and allied foreign government contract awards, the availability of government funding, production calendars, product deliveries and customer acceptance.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
The following is a listing of Sparton’s principal properties as of June 30, 2015. As described below, Sparton owns some of these properties and leases others. These facilities provide a total of approximately 918,000 square feet of manufacturing and administrative space. There are manufacturing and office facilities at most locations. Sparton’s manufacturing facilities in aggregate are underutilized. Underutilized percentages vary by plant; however, ample space exists to accommodate expected growth. Sparton believes these facilities are suitable for its operations.

Segment/Location	Square Feet	Ownership	Time remaining on existing lease term		Additional lease terms at Company's option
Manufacturing & Design Services Segment:
Strongsville, Ohio	60,000	Owned	—		—
Frederick, Colorado	65,000	Leased	2 years		5 years
Watertown, South Dakota	125,000	Owned	—		—
Plymouth, Minnesota	10,000	Leased	6 years		5 years
Irvine, California	30,000	Leased	3 years		2 years
Pittsford, New York	12,000	Leased	3 months		5 years
Brooksville, Florida	125,000	Owned	—		—
Thuan An District, Binh Duong Province, Vietnam (Outside of Ho Chi Minh City)	47,000	Owned	—		—
Plaistow, New Hampshire	20,000	Leased	6 months		2 years
Irvine, California	24,000	Leased	3 years		—
Lawrenceville, Georgia	71,000	Leased	2 years		3 years
Milpitas, California	62,000	Leased	5.5 years		5 years
Engineered Components and Products Segment:
De Leon Springs, Florida	183,000	Owned	—		—
Birdsboro, Pennsylvania	41,000	Leased	3 years		5 years	(a)
Woodbridge, Ontario, Canada	21,000	Leased	5 years	(b)	5 years	(b)
Corporate Office:
Schaumburg, Illinois	22,000	Leased	10 years		5 years

(a) Lease terms include two option periods of five years each
(b) Lease terms include two leased facilities with identical lease termination and options to extend
While the Company owns the building and other assets in Vietnam, the land is occupied under a long-term lease covering approximately forty years of which approximately thirty years remain. This lease is prepaid, with the cost amortized over the term of the lease, and carried in other long-term assets on our balance sheet.
As of June 30, 2015, substantially all of our assets, including real estate, are pledged as collateral to secure any potential borrowings under our revolving line-of-credit facility. See Note 7, Debt, of the “Notes to Consolidated Financial Statements” in this Form 10-K for further information related to our credit facility.

ITEM 3.    LEGAL PROCEEDINGS
See Note 10, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” of this Form 10-K for information concerning legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “SPA”.
The table below sets forth the high and low closing prices of our common stock as reported by the NYSE for each quarter during the last two years:

	Quarter
	1st	2nd	3rd	4th
Year ended June 30, 2015
High	$30.25	$28.75	$27.56	$28.97
Low	$24.28	$23.70	$21.10	$24.78
Year ended June 30, 2014
High	$25.50	$27.95	$33.36	$30.81
Low	$17.34	$24.16	$27.32	$24.87
Holders. As of August 31, 2015, there were 375 record holders of our common stock. The number of record holders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries.
Dividends. We have not paid dividends on our common stock during either fiscal 2015 or fiscal 2014. Other than in fiscal 2006, the Company has not declared or paid cash dividends on our common stock for many years. In addition, our credit facility prohibits us from declaring or paying any dividends on our capital stock in excess of $3.0 million during any fiscal year without obtaining prior approval from our credit facility providers.
Securities Authorized for Issuance Under Equity Compensation Plans. See our disclosure below in “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Performance Graph. The performance graph below compares the cumulative total shareholder return on our common stock for the past five years against the cumulative total return of a broad market index (Russell 2000 Index) and a peer group index, which is composed of AeroVironment, Inc., American Science and Engineering, Inc., Analogic Corporation, AngioDynamics, Inc., API Technologies Corp., Astronics Corporation, CTS Corporation, Ducommun, Inc., Exactech, Inc., Greatbatch, Inc., Key Tronic Corporation, LMI Aerospace, Inc, Maxwell Technologies, Inc., Mercury Systems, Inc., Micrel, Inc., Newport Corporation, Raven Industries, Inc., Sigmatron International Inc., SMTC Corp., Sypris Solutions, Inc., and Universal Electronics, Inc. The comparative peer group was selected based on a review of publicly available information about these companies and the Company’s determination that they are engaged in electronics manufacturing businesses similar to that of the Company or its reportable operating segments.
The graph assumes that $100.00 was invested in our common stock and in each index on June 30, 2010. The total return for the common stock and the indices used assumes the reinvestment of dividends, if any. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.
Comparison of Cumulative Total Return
Among Sparton Corporation,
Russell 2000 Index and Peer Group Index

	6/30/2010	6/30/2011	6/30/2012	6/30/2013	6/30/2014	6/30/2015
Sparton Corporation	100.00	203.18	196.82	342.74	551.49	543.14
Russell 2000 Index	100.00	137.41	134.55	167.12	206.63	220.03
Peer Group	100.00	138.17	117.61	138.06	167.28	159.28

ITEM 6.    SELECTED FINANCIAL DATA
The following table sets forth a summary of selected financial data for the last five fiscal years. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Audited Consolidated Financial Statements and, in each case, any related notes thereto included elsewhere in this report (dollars in thousands, except share data).

	2015 (a)	2014 (a)	2013 (a) (b)	2012 (a) (b)	2011 (a) (b)
Operating results:
Net sales	$382,125	$336,501	$265,003	$226,455	$200,080
Cost of goods sold	307,454	271,686	219,192	187,423	167,615
Gross profit	74,671	64,815	45,811	39,032	32,465
Selling and administrative expenses	46,876	35,698	26,451	22,232	20,842
Internal research and development expenses	1,502	1,169	1,300	1,293	1,110
Amortization of intangible assets	6,591	3,287	1,575	435	545
Legal settlement	2,500	—	—	—	—
Environmental remediation	—	4,238	—	—	—
Restructuring/impairment charges	—	188	55	(68)	75
Impairment of goodwill	—	—	—	—	13,153
Impairment of intangible asset	—	—	—	—	3,663
Gain on sale of property, plant and equipment	—	—	—	—	(139)
Gain on acquisition	—	—	—	—	(2,550)
Other operating (income) expenses, net	(50)	(16)	13	65	298
Operating income (loss)	17,252	20,251	16,417	15,075	(4,532)
Total other (expense) income, net	(2,297)	(649)	(245)	41	(114)
Income (loss) before income taxes	14,955	19,602	16,172	15,116	(4,646)
Income taxes	3,966	6,615	2,702	5,269	(11,657)
Net income	$10,989	$12,987	$13,470	$9,847	$7,011
Weighted-average common shares outstanding:
Basic	9,874,441	10,109,915	10,193,530	10,174,176	10,217,494
Diluted	9,885,961	10,141,395	10,228,687	10,208,810	10,225,368
Income per share of common stock:
Basic	$1.10	$1.28	$1.32	$0.97	$0.69
Diluted	$1.10	$1.28	$1.32	$0.96	$0.68
Shareholders’ equity — per share	$11.82	$10.87	$9.52	$8.21	$7.35
Cash dividends — per share	$—	$—	$—	$—	$—
Other financial data:
Total assets	$337,551	$198,980	$165,922	$144,278	$122,523
Working capital	$116,962	$75,443	$51,184	$59,839	$51,476
Working capital ratio	2.99:1	2.83:1	1.92:1	2.08:1	2.23:1
Debt	$154,500	$41,000	$11,539	$1,669	$1,796
Shareholders’ equity	$116,879	$110,115	$96,072	$82,980	$75,200

(a)	Operating results of acquired businesses have been included in the Company’s consolidated financial results since the dates of respective acquisitions.

(b)	Fiscal 2011 through fiscal 2013 reflect the retroactive impact of the Company's fiscal 2014 change in its revenue recognition policy related to its ECP sonobuoy sales.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is an analysis of the Company’s results of operations, liquidity and capital resources and should be read in conjunction with the Consolidated Financial Statements and notes related thereto included in this Form 10-K. To the extent that the following Management’s Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties. These risks include, but are not limited to the risks and uncertainties discussed in “Item 1A Risk Factors” in this Annual Report on Form 10-K. The following discussion and analysis should be read in conjunction with the “Forward Looking Statements” and “Item 1A Risk Factors” each included in this Annual Report on Form 10-K.
Business Overview
General
Sparton Corporation and subsidiaries (the “Company” or “Sparton”) has been in continuous existence since 1900. It was last reorganized in 1919 as an Ohio corporation. The Company is a provider of design, development and manufacturing services for complex electromechanical devices, as well as sophisticated engineered products complementary to the same electromechanical value stream. The Company serves the Medical & Biotechnology, Military & Aerospace and Industrial & Commercial markets through two reportable business segments; Manufacturing & Design Services (“MDS”) and Engineered Components & Products (“ECP”). Prior to fiscal 2015, the Company reported under three reportable business segments; Medical Device (“Medical”), Complex Systems (“CS”) and Defense & Security Systems (“DSS”). The prior periods herein reflect this change in segment reporting. See Note 15, Business Segments, of the "Notes to Consolidated Financial Statements" in this Form 10-K for a further discussion of business segments.
Reportable segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker ("CODM") in assessing performance and allocating resources. The Company's CODM is its Senior Vice President of Operations. During the first quarter of fiscal 2015, the Company changed the way it internally reports, manages and the CODM evaluates the business and subsequently revised its reportable segments. The prior reportable segments of Medical and Complex Systems have been combined and are referred to as Manufacturing and Design Services ("MDS"). The Company's Medical customers (former Medical segment) and Military & Aerospace customers (former Complex Systems segment) have been combined as the economics of the underlying customer base, the nature of the products and services and the production process are significantly similar. As a result of this change in the reporting of segments, the CODM's assessment of the performance of medical customers separately from Military & Aerospace customers is no longer meaningful in assessing performance and allocating resources. In the MDS segment, the Company performs contract manufacturing and design services utilizing customer-owned intellectual property. The prior Defense and Security Systems reportable segment is now referred to as Engineered Components and Products ("ECP"). In the ECP segment, the Company performs manufacturing and design services using the Company's intellectual property. The Company has restated the prior periods to conform to the current year's presentation.
The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company's resources on a segment basis. Net sales are attributed to the segment in which the product is manufactured or service is performed. A segment's performance is evaluated based upon its operating income, contribution margin, gross margin and a variety of other factors. A segment's operating income includes its gross profit on sales less its selling and administrative expenses, including allocations of certain corporate operating expenses. Certain corporate operating expenses are allocated to segment results based on the nature of the service provided. Other corporate operating expenses, including certain administrative, financial and human resource activities as well as items such as interest expense, interest income, other income (expense) and income taxes, are not allocated and are excluded from segment profit. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments. Inter-segment transactions are generally accounted for at amounts that approximate arm's length transactions. Identifiable assets by segments are those assets that are used in each segment's operations. The accounting policies for each of the segments are the same as for the Company taken as a whole.
All of the Company's facilities are certified to one or more of the ISO/AS standards, including ISO 9001, AS9100 and ISO 13485, with most having additional certifications based on the needs of the customers they serve. The majority of the Company's customers are in highly regulated industries where strict adherence to regulations such as the International Tariff and Arms Regulations ("ITAR") is necessary. The Company's products and services include offerings for Original Equipment Manufacturers (“OEM”) and Emerging Technology (“ET”) customers that utilize microprocessor-based systems which include transducers, printed circuit boards and assemblies, sensors and electromechanical components, as well as development and design engineering services relating to these product sales. Sparton also develops and manufactures sonobuoys, anti-submarine warfare (“ASW”) devices used by the United States Navy as well as foreign governments that meet Department of State licensing requirement and manufactures ruggedized flat panel display systems for military panel PC workstations, air traffic control and industrial applications, as well as high performance industrial grade computer systems and peripherals. Many of the physical and technical attributes in the production of these proprietary products are similar to those required in the production of the Company's other electrical and electromechanical products and assemblies.
Manufacturing and Design Services Segment
Manufacturing and Design Services segment operations are comprised of contract design, manufacturing and aftermarket repair and refurbishment of sophisticated printed circuit card assemblies, sub-assemblies, full product assemblies and cable/wire harnesses for customers seeking to bring their intellectual property to market. Customers include OEM and ET customers serving the Medical & Biotechnology, Military & Aerospace and Industrial & Commercial markets. In manufacturing for its customers, this segment adheres to very strict military and aerospace specifications, Food and Drug Administration (“FDA”) guidelines and approvals, in addition to product and process certifications. Sparton additionally is a leading developer of embedded software and software quality assurance services in connection with medical devices and diagnostic equipment.
Engineered Components and Products
Engineered Components and Products segment operations are comprised of design, development and production of proprietary products for both domestic and foreign defense as well as commercial needs. Sparton designs and manufactures ASW devices known as sonobuoys for the U.S. Navy and foreign governments that meet Department of State licensing requirements. This segment also performs an engineering development function for the United States military and prime defense contractors for advanced technologies ultimately leading to future defense products as well as replacements for existing products. The sonobuoy product line is built to stringent military specifications. These products are restricted by International Tariff and Arms Regulations (“ITAR”) and qualified by the U.S. Navy, which limits opportunities for competition. Sparton is also a provider of ruggedized flat panel display systems for military panel PC workstations, air traffic control and industrial and commercial marine applications, as well as high performance industrial grade computer systems and peripherals. Ruggedized displays are manufactured for prime contractors, in some cases to specific military grade specifications. This segment is also a provider of high performance industrial grade computer systems and peripherals. Additionally, this business unit internally develops and markets commercial products for underwater acoustics and microelectromechanical (“MEMS”)-based inertial measurement.
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
Acquisitions
Fiscal Year 2015
Hunter Technology Corporation
On April 14, 2015, the Company completed the acquisition of Hunter Technology Corporation ("Hunter"), an $80.5 million (unaudited) annual revenue business, with operations located in Milpitas, CA and Lawrenceville, GA, in a $55.0 million all-cash transaction. Additional consideration of up to $13.0 million is contingent upon Hunter attaining certain performance thresholds during the twelve month period following the transaction. Hunter, which is part of the Company's MDS segment, was founded in 1968 and was one of the first electronic contract manufacturing providers specializing in military and aerospace applications. Today, Hunter is one of the few suppliers in the Silicon Valley region providing engineering design, new product introduction (NPI) and full-rate production manufacturing solutions working with major defense and aerospace companies, test and measurement suppliers, secure networking solution providers, medical device manufacturers, and a wide variety of industrial customers. The initial accounting for this acquisition is not complete pending detailed analyses of the facts and circumstances that existed as of the acquisition date.
Stealth.com
On March 16, 2015, the Company completed the acquisition of substantially all of the assets of Stealth.com ("Stealth"), an $8 million (unaudited) USD annual revenue business, located in Woodbridge, ON, Canada in a $16.0 CAD (12.6 USD) million all-cash transaction. The transaction includes a $1.9 million CAD ($1.5 USD) million escrowed holdback which is available to fund any potential post-closing working capital adjustment and potential seller indemnification obligations in relation to the acquisition agreement. The acquired business, which is part of the Company's ECP segment, is a supplier of high performance ruggedized industrial grade computer systems and peripherals that include Mini PC/Small Form Factor Computers, Rackmount Server PCs, Rugged Industrial LCD Monitors, Rugged Portable PCs, Industrial Grade Keyboards and Rugged Trackballs and Mice. The initial accounting for this acquisition is not complete pending detailed analyses of the facts and circumstances that existed as of the acquisition date.
KEP Marine
On January 21, 2015, the Company completed the acquisition of certain assets of KEP Marine, a $3 million (unaudited) annual revenue business and division of Kessler-Ellis Products, located in Eatontown, NJ, in a $4.3 million all-cash transaction. The acquired business, which is part of the Company's ECP segment, designs and manufactures industrial displays, industrial computers and HMI software for the Marine market. These product lines will be consolidated into the Aydin Displays facility, located in Birdsboro, PA.
Real-Time Enterprises, Inc.
On January 20, 2015, the Company completed the acquisition of Real-Time Enterprises, Inc. ("RTEmd"), a $4 million (unaudited) annual revenue business, located in Pittsford, NY, in a $2.3 million all-cash transaction. Additional consideration of up to $0.8 million is contingent upon RTEmd attaining certain performance thresholds during the twelve month period following the transaction. RTEmd will continue to service its current and future customers out of its Pittsford, NY location. The acquired business, which is part of the Company's MDS segment, is a leading developer of embedded software to operate medical devices and diagnostic equipment through a disciplined approach to product development and quality/regulatory services with specific product experience such as patient monitoring, medical imaging, in-vitro diagnostics, electro-medical systems, surgical applications, ophthalmology, nephrology, infusion pumps and medical imaging. The initial accounting for this acquisition is not complete pending detailed analyses of the facts and circumstances that existed as of the acquisition date.
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
Industrial Electronic Devices, Inc.
On December 3, 2014, the Company completed the acquisition of certain assets of Industrial Electronic Devices, Inc. ("IED"), a $3.0 million (unaudited) annual revenue business, located in Flemington, NJ in a $3.3 million all-cash transaction. The transaction includes a $0.5 million escrowed holdback which is available to fund any potential seller indemnification obligations in relation to the acquisition agreement. The acquired business, which is part of the Company's ECP segment, designs and manufactures a full line of ruggedized displays for the Industrial and Marine markets. IED's catalog spans over 600 standard, semi-custom and custom configurations, incorporating some of the most advanced flat panel displays and touch screen technology available. These product lines will be consolidated into the Aydin Displays facility, located in Birdsboro, PA.
Electronic Manufacturing Technology, LLC.
On July 9, 2014, the Company completed the acquisition of Electronic Manufacturing Technology, LLC. (“eMT”), located in Irvine, CA. The purchase price of $22.1 million, which included $1.5 million of acquired cash, is subject to certain post-closing adjustments and was financed through the use of borrowings under the Company's Credit Facility. The transaction includes a $2.4 million escrowed holdback which is available to fund any potential post-closing working capital adjustment and potential seller indemnification obligations in relation to the acquisition agreement. The acquired business, which is part of the Company's MDS segment and which is expected to add $25 million (unaudited) in projected annualized revenue, is engaged in the contract services business of manufacturing electromechanical controls and electronic assemblies. Their customer profile includes international Fortune 1000 manufacturers of highly reliable industrial excimer laser products, laser eye surgery sub-assemblies, target simulators for space and aviation systems, power modules for computerized tomography products, test systems for commercial aerospace OEMs, and toll road antennas and control boxes. The initial accounting for the acquisition is not complete pending detailed analyses of the facts and circumstances that existed as of the acquisition date.
Fiscal Year 2014
Aubrey Group, Inc.
On March 17, 2014, the Company completed the acquisition of Aubrey Group, Inc. ("Aubrey”), located in Irvine, CA, in a $5.0 million all-cash transaction after settlement of an approximate $0.3 million post-closing working capital adjustment during the first quarter of fiscal 2015. Additional consideration of approximately $0.6 million was paid at closing for cash of the business in excess of net customer deposits held by Aubrey. The transaction was financed through the use of borrowings under the Company's Credit Facility. The acquired business, a design and manufacturing company, which is part of the MDS segment, develops new products for OEMs in the Medical and Biotechnological markets. Inventors, entrepreneurs and industry leading OEMs utilize Aubrey's design and engineering teams to develop innovative solutions in a timely manner, delivering its clients' new products into the marketplace faster and more cost effectively.
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
The acquired business, which is reported in the Company's MDS segment, provides the Company with the capability of cable and wire harness engineering and assembly. Additionally, the acquisition provides further expansion into the Industrial and Military & Aerospace markets, diversifies Sparton's customer base and increases utilization of the Company's existing assets through the consolidation of this business into MDS' Brooksville, Florida plant. Creonix primarily manufactures products and components for battery monitoring, high speed optical imaging, neuromuscular incapacitation, imaging and wiring assemblies for military applications and electrical grid transformer protection systems.
Onyx EMS, LLC
On November 15, 2012, the Company completed the acquisition of Onyx EMS, LLC (“Onyx”) in a $43.3 million all-cash transaction, subject to certain post-closing adjustments, which was financed through the use of Company cash and borrowings under the Company's Credit Facility. Additional consideration of $2.2 million was paid in relation to a post-closing working capital adjustment, which was settled in the Company's fiscal 2013 third quarter.
The acquired business, which is reported in the Company's MDS segment, provided further expansion regionally into the Minneapolis medical device corridor, diversifying the Company's customer base through both existing programs and a strong business development pipeline, and increased the number of complex sub-assembly and full device programs within Sparton. Additionally, Onyx brought long-term customers which can utilize Sparton's expanded list of service offerings such as our low cost country footprint in Vietnam and full engineering design capabilities. Onyx primarily manufactures medical devices for OEM and ET companies, including products for cardiovascular diagnostics, hearing assistance, patient temperature and warming, point-of-care diagnostics, and surgical equipment used in intraosseous medicine. Onyx also produces products such as precision measurement instruments for monitoring air quality and pollution, commercial fire and smoke alarm systems, sensing tools, test fixtures, and complex LED assemblies.
Consolidated Results of Operations
Presented below are more detailed comparative data and discussions regarding our consolidated and reportable segment results of operations for the year ended June 30, 2015 compared to the year ended June 30, 2014, and the year ended June 30, 2014 compared to the year ended June 30, 2013.

For the Year ended June 30, 2015 compared to the Year ended June 30, 2014
The following table presents consolidated statements of income data as a percentage of net sales for the years ended June 30, 2015 and 2014 (dollars in thousands):

CONSOLIDATED

	2015		2014
	Total	% of Sales	Total	% of Sales
Net sales	$382,125	100.0%	$336,501	100.0%
Cost of goods sold	307,454	80.5	271,686	80.7
Gross profit	74,671	19.5	64,815	19.3
Selling and administrative expenses	46,876	12.2	35,698	10.6
Internal research and development expenses	1,502	0.4	1,169	0.3
Amortization of intangible assets	6,591	1.7	3,287	1.0
Legal settlement	2,500	0.7	—	—
Environmental remediation	—	—	4,238	1.3
Restructuring charges	—	—	188	0.1
Other operating income, net	(50)	—	(16)	—
Operating income	17,252	4.5	20,251	6.0
Total other expense, net	(2,297)	(0.6)	(649)	(0.2)
Income before income taxes	14,955	3.9	19,602	5.8
Income taxes	3,966	1.0	6,615	1.9
Net income	$10,989	2.9%	$12,987	3.9%

MDS

The following table presents selected consolidated statement of income data for the years ended June 30, 2015 and 2014 (dollars in thousands):

	2015	% of Sales	2014	% of Sales	$ Chg	% Chg
Sales:
Base business	$184,159	69.8%	$215,787	87.7%	$(31,628)	(14.7)%
Acquisitions	62,025	23.5%	11,673	4.7%	50,352	431.4%
Intercompany	17,756	6.7%	18,669	7.6%	(913)	(4.9)%
Total Sales	263,940	100.0%	246,129	100.0%	17,811	7.2%

Gross Profit	36,461	13.8%	34,782	14.1%	1,679	4.8%

Selling and administrative expenses	18,615	7.1%	14,449	5.9%	4,166	28.8%
Amortization of intangible assets	5,811	2.2%	3,116	1.2%	2,695	86.5%
Legal settlement	2,500	0.9%	—	—	2,500	—
Restructuring charges	—	—	188	0.1%	(188)	—
Operating income	$9,535	3.6%	$17,029	6.9%	$(7,494)	(44.0)%

MDS base business sales reflect sales from MDS facilities that were owned for both the entire years ended June 30, 2015 and 2014. MDS acquisition sales relate to the acquisitions of Hunter, RTEmd and eMT in fiscal 2015 and the acquisitions of Aubrey and Beckwood in fiscal 2014. The comparative decrease in base business sales primarily reflects an insourcing by the MDS segment's largest customer, Fenwal Blood Technologies ("Fenwal"), of certain program engagements with the Company

(the "Fenwal rebalancing") that occurred in the second half of fiscal 2014. Fenwal contributed 14% and 20% of MDS segment net sales and 10% and 14% of consolidated company net sales during the fiscal years ended June 30, 2015 and 2014, respectively. The lost Fenwal programs resulted in a reduction of sales of $19.0 million in fiscal 2015 compared to fiscal 2014, but were partially offset by a $6.8 million increase in sales in retained programs. The remaining segment decrease reflects fluctuations in customer demand due to program cancellations, governmental funding and customer design related delays. MDS backlog was approximately $170.1 million at June 30, 2015 compared to $114.7 million at June 30, 2014. Commercial orders, in general, may be rescheduled or canceled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the June 30, 2015 MDS backlog is currently expected to be realized in the next 12 months.

The decrease in gross margin percentage on MDS sales primarily reflects the effect of fixed overhead costs on lower base business sales. The selling and administrative expense increase is primarily comprised of incremental direct and allocated expenses related to the Hunter, RTEmd, eMT, Aubrey and Beckwood operations.

The increase in amortization of intangible assets relates to the amortization of customer relationships and non-compete agreements acquired as part of the fiscal 2015 Hunter transaction, customer relationships acquired as part of the fiscal 2015 RTE transaction, customer relationships, non-compete agreements and trade names acquired as part of the fiscal 2015 eMT transaction, non-compete agreements acquired as part of the fiscal 2014 Aubrey transaction and customer relationships and non-compete agreements acquired as part of the fiscal 2014 Beckwood transaction.

ECP

The following table presents selected consolidated statement of income data for the years ended June 30, 2015 and 2014 (dollars in thousands):

	2015	% of Sales	2014	% of Sales	$ Chg	% Chg
Sales:
Base business	$113,804	83.5%	$94,787	86.8%	$19,017	20.1%
Acquisitions	22,137	16.2%	14,254	13.1%	7,883	55.3%
Intercompany	374	0.3%	93	0.1%	281	302.2%
Total Sales	136,315	100.0%	109,134	100.0%	27,181	24.9%

Gross Profit	38,210	28.0%	30,033	27.5%	8,177	27.2%

Selling and administrative expenses	10,895	7.9%	8,750	7.9%	2,145	24.5%
Internal research and development expenses	1,502	1.1%	1,169	1.1%	333	28.5%
Amortization of intangible assets	780	0.6%	171	0.2%	609	356.1%
Operating income	$25,033	18.4%	$19,943	18.3%	$5,090	25.5%

ECP base business sales reflect sales from ECP facilities that were owned for both the entire years ended June 30, 2015 and 2014 as well as sales in fiscal 2015 relating to KEP, Argotec and IED as sales relating to these tuck-in acquisitions were not considered material for separate presentation. ECP acquisition sales relate to the acquisitions of Stealth, IED and KEP in fiscal 2015 and Aydin during the first quarter of fiscal 2014. The increase in ECP base business sales primarily reflects increased sonobuoy sales to the U.S. Navy as well as increased U.S. Navy engineering sales, partially offset by decreased sonobuoy sales to foreign governments that meet Department of State licensing requirements. Total sales to the U.S. Navy for the fiscal years ended June 30, 2015 and 2014 were approximately $94.9 million and $63.2 million, respectively, which represented 25% and 19% of consolidated Company net sales for those periods. Sonobuoy sales to foreign governments were $15.3 million and $29.7 million for the full years ended June 30, 2015 and 2014, respectively. ECP backlog was approximately $143.3 million at June 30, 2015 compared to $32.4 million at June 30, 2014. A majority of the June 30, 2015 ECP backlog is currently expected to be realized in the next 18 months.
Gross profit percentage on ECP sales was positively affected in the current year by increased volume as compared to the prior year. The selling and administrative expense increase is primarily comprised of incremental direct and allocated expenses related to the Stealth and Aydin operations.
The increase in amortization of intangible assets relates to the amortization of customer relationships, non-compete agreements and trade names acquired as part of the fiscal 2015 Stealth transaction, customer relationships and trade names acquired as part of the fiscal 2015 KEP transaction and customer relationships and non-compete agreements acquired as part of the fiscal 2015 IED transaction.
Internal research and development expenses reflect costs incurred for the internal development of technologies for use in navigation, oil and gas exploration and flat panel display technology. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment.
Eliminations, Corporate Unallocated and Other

The following table presents selected consolidated statement of income data for the years ended June 30, 2015 and 2014 (dollars in thousands):

	2015	2014	$ Chg	% Chg
Intercompany sales eliminations	$(18,130)	$(18,762)	$632	(3.4)%
Selling and administrative expenses	17,366	12,499	4,867	38.9%
Environmental remediation	—	4,238	(4,238)	—

Total corporate selling and administrative expenses before allocation to operating segments were $27.0 million and $20.9 million for the full years ended June 30, 2015 and 2014, respectively, or 7.1% and 6.2% of consolidated sales, respectively, reflecting certain fiscal year 2015 increased costs in relation to consummated acquisitions and acquisition targets the Company eventually declined to proceed with, including fiscal 2015 success-based finders fees in relation to the eMT and IED acquisitions. The period over period comparative additionally reflected certain increased costs in the fiscal 2015 period in anticipation of future growth, including costs in relation to a reorganization of the Company's finance organization. Of these costs, $9.6 million and $8.4 million, respectively, were allocated to segment operations in each of these periods. Allocations of corporate selling and administrative expenses are based on the nature of the service provided and can fluctuate from period to period.

Interest expense consists of interest and fees on the Company's outstanding debt and revolving credit facility, including amortization of financing costs. Interest expense was $2.5 million and $0.8 million for the full years ended June 30, 2015 and 2014, respectively. The comparative interest expense reflects accelerated amortization of loan financing fees in relation to the Company's old facility replaced during the first quarter of fiscal 2015 and comparative borrowings under the Company’s credit facility between the two periods. See Note 7, Debt, of the “Notes to Consolidated Financial Statements” in this Form 10-K for a further discussion of debt.

For the year ended June 30, 2015, the Company recognized $2.5 million of expense related to a legal dispute settled after year end in August of 2015. The liability is recorded in the Consolidated Balance Sheets for June 30, 2015 as other accrued expenses and is expected to be paid in the second quarter of fiscal 2016. See Note 10, Commitments and Contingencies for further discussion. For the year ended June 30, 2014, the Company recognized a $4.2 million EPA related - net environmental expense in relation to ongoing environmental remediation the Company has been involved with since the early 1980’s. This non-cash charge in fiscal 2014 increases an existing liability and is expected to be realized over the next fifteen years. See Note 10, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” in this Form 10-K for a further discussion of the Company's environmental remediation activities.

The Company recorded income tax expense of approximately $4.0 million, or approximately 26.5% of income before income taxes, for the full year ended June 30, 2015. The Company recognized a number of discrete income tax items during the year ended June 30, 2015. In relation to its acquisition of Stealth.com in fiscal 2015, the Company recognized a discrete income tax benefit of approximately $1.1 million for the year ended June 30, 2015 in relation to the substantial reversal of a valuation allowance previously established against its Canadian net operating loss carryforwards. Additional discrete items include return to provision adjustments, certain jurisdictional audit adjustments and changes in state apportionment factors in relation to the Company's acquisitions during the current fiscal year. Excluding these discrete tax items, the Company recorded income tax expense of approximately $5.3 million, or approximately 35.6%, of income before income taxes, for the year ended June 30, 2015. See Note 8, Income Taxes, of the “Notes to Consolidated Financial Statements” in this Form 10-K for a further discussion of income taxes.

Due to the factors described above, the Company reported net income of $11.0 million ($1.10 per share, basic and diluted) for the year ended June 30, 2015, compared to net income of $13.0 million ($1.28 per share, basic and diluted) for the corresponding period last year.

For the Year ended June 30, 2014 compared to the Year ended June 30, 2013
CONSOLIDATED

The following table presents consolidated statements of income data as a percentage of net sales for the years ended June 30, 2014 and 2013 (dollars in thousands):

	2014		2013
	Total	% of Sales	Total	% of Sales
Net sales	$336,501	100.0%	$265,003	100.0%
Cost of goods sold	271,686	80.7	219,192	82.7
Gross profit	64,815	19.3	45,811	17.3
Selling and administrative expenses	35,698	10.6	26,451	10.0
Internal research and development expenses	1,169	0.3	1,300	0.5
Amortization of intangible assets	3,287	1.0	1,575	0.6
Environmental remediation	4,238	1.3	—	—
Restructuring charges	188	0.1	55	—
Other operating expense, net	(16)	—	13	—
Operating income	20,251	6.0	16,417	6.2
Total other income, net	(649)	(0.2)	(245)	(0.1)
Income before income taxes	19,602	5.8	16,172	6.1
Income taxes	6,615	1.9	2,702	1.0
Net income	$12,987	3.9%	$13,470	5.1%
MDS

The following table presents selected consolidated statement of income data for the years ended June 30, 2014 and 2013 (dollars in thousands):

	2014	% of Sales	2013	% of Sales	$ Chg	% Chg
Sales:
Base business	$150,370	87.7%	$158,058	76.0%	$(7,688)	(4.9)%
Acquisitions	77,090	4.7%	31,518	15.2%	45,572	144.6%
Intercompany	18,669	7.6%	18,322	8.8%	347	1.9%
Total Sales	246,129	100.0%	207,898	100.0%	38,231	18.4%

Gross Profit	34,782	14.1%	28,051	13.5%	6,731	24.0%

Selling and administrative expenses	14,449	5.9%	10,890	5.2%	3,559	32.7%
Amortization of intangible assets	3,116	1.2%	1,575	0.8%	1,541	97.8%
Restructuring charges	188	0.1%	55	—	133	—
Operating income	$17,029	6.9%	$15,531	7.5%	$1,498	9.6%

MDS base business sales reflect sales from MDS facilities that were owned for both the entire years ended June 30, 2014 and 2013. MDS acquisition sales relate to the acquisitions of Creonix and Onyx in fiscal 2013 and the acquisitions of Beckwood and Aubrey in fiscal 2014. The comparative decrease in base business sales reflects the previously disclosed loss of certain Fenwal program engagements with the Company that began in the Company's fiscal 2014 third quarter. MDS sales are dependent on a small number of key strategic customers. Fenwal contributed 20% and 26% of MDS segment sales and 14% and 20% of consolidated Company net sales during the years ended June 30, 2014 and 2013, respectively. The rebalancing of Fenwal programs negatively affected comparative sales to this customer by $10.2 million in the second half of the Company's fiscal 2014. MDS backlog was approximately $114.7 million at June 30, 2014 compared to $114.3 million at June 30, 2013.

Gross profit varies from period to period and can be affected by a number of factors, including product mix, production efficiencies, capacity utilization and costs associated with new program introduction. The increase in margin percentage on MDS sales primarily reflects certain favorable product mix between the two years as well as increased capacity utilization, partially offset by the negative effect of fixed overhead costs on lower base sales.
The selling and administrative expense increase is primarily comprised of incremental direct and allocated expenses related to Aubrey, Beckwood, Creonix and Onyx.
The increase relates to a full year of amortization of customer relationships and non-compete agreements acquired as part of the fiscal 2013 Onyx transaction as well as the acquisitions of Beckwood and Creonix.
Restructuring charges related to the MDS segment were $0.2 million and $0.1 million for the years ended June 30, 2014 and 2013, respectively, relating to the consolidation of the recently acquired Creonix business into the Company's Brooksville, Florida facility. See Note 14, Restructuring Activities, of the "Notes to Consolidated Financial Statements" in this Form 10-K for a further discussion of restructuring activities.
ECP
The following table presents selected consolidated statement of income data for the years ended June 30, 2014 and 2013 (dollars in thousands):

	2014	% of Sales	2013	% of Sales	$ Chg	% Chg
Sales:
Base business	$94,787	86.8%	$75,427	100.0%	$19,360	25.7%
Acquisitions	14,254	13.1%	—	—%	14,254	—
Intercompany	93	0.1%	3	—%	90	—
Total Sales	109,134	100.0%	75,430	100.0%	33,704	44.7%

Gross Profit	30,033	27.5%	17,760	23.5%	12,273	69.1%

Selling and administrative expenses	8,750	7.9%	4,935	6.5%	3,815	77.3%
Internal research and development expenses	1,169	1.1%	1,300	1.7%	(131)	(10.1)%
Amortization of intangible assets	171	0.2%	—	—	171	—
Operating income	$19,943	18.3%	$11,525	15.3%	$8,418	73.0%

ECP base business sales reflect sales from ECP facilities that were owned for both the entire years ended June 30, 2014 and 2013. ECP acquisition sales relate to the acquisition of Aydin during the first quarter of fiscal 2014. The increase in ECP base business sales reflects increased sonobuoy sales to the U. S. Navy and foreign governments that meet Department of State licensing requirements as well as increased U.S. Navy engineering sales. Total sales to the U.S. Navy for the full year ended June 30, 2014 and 2013 were approximately $63.2 million and $51.9 million, respectively, which represented 58% and 69% of ECP segment sales and 19% and 20% of consolidated Company net sales for those periods. ECP backlog was approximately $32.4 million at June 30, 2014 compared to $85.5 million at June 30, 2013.

Gross profit percentage was positively affected in the current year by increased volume as well as favorable product mix as compared to the prior year.

The selling and administrative expense increase is primarily comprised of incremental expenses related to Aydin operations.

Internal research and development expenses reflect costs incurred for the internal development of technologies for use in navigation, oil and gas exploration and flat panel display technology. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment.
Eliminations, Corporate Unallocated and Other
The following table presents selected consolidated statement of income data for the years ended June 30, 2014 and 2013 (dollars in thousands):

	2014	2013	$ Chg	% Chg
Intercompany sales eliminations	$(18,762)	$(18,325)	$(437)	2.4%
Selling and administrative expenses	12,499	10,626	1,873	17.6%
Environmental remediation	4,238	—	4,238	—

Total corporate selling and administrative expenses before allocation to operating segments were $20.9 million and $17.7 million for the years ended June 30, 2014 and 2013, respectively, or 6.2% and 6.7% of consolidated sales, respectively, reflecting relative economies of scale achieved due to the Company's growth between the two comparative quarters. Of these costs, $8.4 million and $7.1 million, respectively, were allocated to segment operations in each of these periods. Allocations of corporate selling and administrative expenses are based on the nature of the service provided and can fluctuate from period to period.

The Company recognized a $4.2 million EPA related - net environmental expense for the year ended June 30, 2014 in relation to ongoing environmental remediation the Company has been involved with since the early 1980’s. This non-cash charge in fiscal 2014 increased an existing liability, and related payments are expected to be made through 2030. See Note 10, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” in this Form 10-K for a further discussion of the Company's environmental remediation activities.

Interest expense consists of interest and fees on the Company's outstanding debt and revolving credit facility, including amortization of financing costs and bond discount. Interest expense was $0.8 million and $0.5 million for the years ended June 30, 2014 and 2013, respectively. The comparative interest expense reflects comparative borrowings under the Company’s credit facility between the two periods and accelerated amortization of bond discount in relation to the redemption of the Company's Ohio Revenue Bonds, partially offset by lower facility fees in the current period as compared to the prior year period. See Note 7, Debt, of the “Notes to Consolidated Financial Statements” in this Form 10-K for a further discussion of debt.

The Company recognized income tax expense of approximately $6.6 million, or approximately 33.7% of income before income taxes, for the full year ended June 30, 2014. During the full year ended June 30, 2013, the Company recognized a $2.1 million income tax benefit with respect to the Company's investments in a Canadian subsidiary that held the Company's Canadian operations until these operations ceased during fiscal 2009. Excluding this discrete tax benefit, the Company recognized income tax expense of approximately $4.8 million, or approximately 29.2%, of income before income taxes, for the year ended June 30, 2013. See Note 8, Income Taxes, of the “Notes to Consolidated Financial Statements” in this Form 10-K for a further discussion of income taxes.

Due to the factors described above, the Company reported net income of $13.0 million ($1.28 per share, basic and diluted) for the year ended June 30, 2014, compared to net income of $13.5 million ($1.32 per share, basic and diluted) for the corresponding period last year.

Liquidity and Capital Resources
As of June 30, 2015, the Company had approximately $119.8 million available under its $275 million credit facility, reflecting borrowings of $154.5 million and certain letters of credit outstanding of $0.7 million. Additionally, the Company had available cash and cash equivalents of $14.9 million.

On September 11, 2014, the Company replaced its previous credit facility with a new $200.0 million revolving line-of-credit facility with a group of banks (the “Credit Facility”) to fund future acquisitions and to support the Company’s working capital needs and other general corporate purposes. On April 13, 2015, the Company amended the Credit Facility to increase the size of the revolving line-of-credit facility by $75 million to $275 million, reload uncommitted loans under the agreement and to make other sublimit and definitional changes. The Company has the right to request an increase of the facility in an amount of up to $100 million. The facility is secured by substantially all assets of the Company and its subsidiaries and expires on September 11, 2019.

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

As a condition of the Credit Facility, the Company is subject to certain customary covenants, with which it was in compliance at June 30, 2015.

Certain of the Company's ECP contracts with the U.S. Navy allow for billings to occur when certain milestones under the applicable program are reached, independent of the amount shipped by Sparton as of such date. These performance based billings reduce the amount of cash that would otherwise be required during the performance of these contracts. As of June 30, 2015 and 2014, $1.8 million and $3.2 million, respectively, of proceeds from billings in excess of costs were received and were reported in the Consolidated Balance Sheets as other accrued expenses.

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

	For the Years Ended June 30,
CASH FLOWS	2015	2014	2013
Cash flows from operating activities, excluding changes in working capital	$25,731	$26,096	$19,667
Working capital related cash flows	(21,194)	(13,645)	(16,733)
Cash flows provided by operating activities	4,537	12,451	2,934
Cash flows used in investing activities	(104,107)	(38,992)	(51,135)
Cash flows provided by financing activities	106,456	28,484	7,336
Cash flows from operating activities, excluding changes in working capital, for fiscal 2015, fiscal 2014 and fiscal 2013 reflect the Company's relative operating performance during those periods. Net income as well as depreciation and amortization had the most significant impact on cash flows from operating activities excluding changes in working capital. Fiscal 2015 working capital related cash flows primarily reflect increased accounts receivable as well as a decrease in accounts payable and to a lesser degree, a decrease in advanced funding of production related to U.S. Navy contracts during the year in excess of performance based payments received. Working capital related cash flows for fiscal 2014 primarily reflect a decrease in advanced funding of production related to U.S. Navy contracts during the year in excess of performance based payments received and to a lesser degree, a decrease in accrued expenses, partially offset by decreased receivables and inventories. Fiscal 2013 working capital related cash flows primarily reflect increased accounts receivable and a decrease in advanced funding of production related to U.S. Navy contracts during the year in excess of performance based payments received and increased inventories.

Cash flows used in investing activities in fiscal 2015 reflects a $97.3 million use of cash for the acquisitions of Hunter, eMT, Stealth, KEP Marine, IED, RTEmd, and Argotec, net of acquired cash and net of a working capital adjustment receipt relating to the fiscal 2014 acquisition of Aubrey. Fiscal 2015 also reflects a $1.0 million purchase of marketable equity securities. Fiscal 2014 reflects a $35.6 million use of cash for the acquisitions of Aydin, Beckwood and Aubrey, net of acquired cash. The Aydin and Aubrey acquisitions were subject to certain post-closing adjustments. The Aydin and Aubrey acquisitions were funded through borrowings under the Company’s Credit Facility. The Beckwood acquisition was funded through a combination of cash on hand and borrowings under the Company's Credit Facility. Fiscal 2013 reflects the $45.4 million acquisition of Onyx. Fiscal 2013 also reflects the $2.1 million acquisition of certain assets of Creonix. These two purchases were financed through the use of Company cash and borrowings under the Company's Credit Facility. Net capital expenditures for the years ended June 30, 2015, 2014 and 2013 were approximately $5.8 million, $3.5 million and $3.9 million, respectively. There were no proceeds from the sale of property, plant and equipment in fiscal year 2015, $0.1 million in fiscal year 2014 and $0.3 million in fiscal year 2013. Fiscal 2013 proceeds from sale of property, plant and equipment represent receipt of its final two annual payments of approximately $0.3 million in relation to the long-term lease of its Coors Road property.
Cash flows from financing activities in fiscal 2015 reflects $113.5 million of net borrowing under the Company's Credit Facility, the repurchase of $5.0 million of the Company's common stock under the Company's stock repurchase programs (see below for a discussion of the Company's authorized stock repurchase programs), $1.8 million of payments to satisfy income tax withholding requirements in relation to the vesting of executives' restricted stock in exchange for the surrender of a portion of the vesting shares, the payment of $1.4 million of debt financing costs and $1.0 million of tax benefits in excess of recorded stock based compensation. Fiscal 2014 reflects $31.0 million of net borrowing under the Company's Credit Facility and the $1.6 million redemption of the Company's remaining Industrial Revenue Bonds. Fiscal year 2014 also reflects the repurchase of $0.9 million of the Company's common stock under Company's stock repurchase programs, $0.7 million of payments to satisfy income tax withholding requirements in relation to the vesting of executives' restricted stock in exchange for the surrender of a portion of the vesting shares and $0.5 million of tax benefits in excess of recorded stock-based compensation. Fiscal 2013 reflects $10.0 million of net borrowing under the Company's Credit Facility, the repurchase of $2.1 million of the Company’s common stock under the Company's stock repurchase programs, $0.3 million of payments to satisfy income tax withholding requirements in relation to the vesting of executives' restricted stock in exchange for the surrender of a portion of the vesting shares, the payment of $0.6 million of financing fees and $0.2 million of tax benefits in excess of recorded stock-based compensation. The Company received $0.2 million, $0.1 million and $0.2 million from the exercise of stock options during fiscal 2015, 2014, and 2013, respectively.
On October 22, 2014, the Company’s Board of Directors approved a repurchase by the Company of up to $5.0 million of shares of its common stock. The Company was authorized to purchase shares from time to time in open market, block and privately negotiated transactions. The stock repurchase program did not require the Company to repurchase any specific number of shares. Pursuant to this stock repurchase program, during fiscal 2015, the Company purchased 181,278 shares of its common stock at an average price of $27.55 per share for approximately $5.0 million.
On May 1, 2013, the Company’s Board of Directors approved a repurchase by the Company of up to $3.0 million of shares of its common stock over a 12-month period. The Company was authorized to purchase shares from time to time in open market, block and privately negotiated transactions at prices deemed appropriate by management, depending on market conditions, applicable laws and other factors. The stock repurchase program did not require the Company to repurchase any specific number of shares and could be modified, extended or terminated by the Board of Directors at any time. Pursuant to this stock repurchase program, during fiscal 2014, the Company purchased 47,119 shares of its common stock at an average price of $18.51 per share for approximately $0.9 million, and during fiscal 2013, the Company purchased 128,158 shares of its common stock at an average price of $16.55 per share for approximately $2.1 million. Total shares purchased pursuant to this stock repurchase program totaled 175,277 at an average price of $17.08.
Shares purchased under both programs were canceled upon repurchase. As of June 30, 2015, all authorized funds under the stock repurchase program were expended.
Commitments and Contingencies
See Note 10, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” of this Form 10-K
Contractual Obligations
Future minimum contractual cash obligations for the next five years and in the aggregate at June 30, 2015, are as follows (dollars in thousands):

	Payments Due By Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Contractual obligations:
Debt	$154,500	$—	$—	$154,500	$—
Cash interest (1)	14,652	3,381	6,762	4,509	—
Performance based payments on customer contracts	1,756	1,756	—	—	—
Operating leases (2)	12,514	2,547	4,817	2,769	2,381
Legal settlement	2,500	2,500	—	—	—
Environmental liabilities	7,792	675	1,190	841	5,086
Non-cancelable purchase orders	55,220	55,220	—	—	—
Total	$248,934	$66,079	$12,769	$162,619	$7,467

(1)
Cash interest reflects interest payments on the Company's Credit Facility discussed below. The effective interest rate on the outstanding borrowing under the credit facility was 1.98% at June 30, 2015.

(2)	Does not include payments due under future renewals to the original lease terms.
Debt - Debt consists of amounts owed under the Company's Credit Facility. See Note 7, Debt, of the “Notes to Consolidated Financial Statements” in this Form 10-K for a summary of the Company's banking arrangements.
Performance based payments on customer contracts — Certain of the Company’s ECP contracts allow for billings to occur when certain milestones under the applicable program are reached, independent of the amount shipped by Sparton as of such date. These performance based payments reduce the amount of cash that would otherwise be required during the performance of these contracts.
Operating leases — See Note 10, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” in this Form 10-K for discussion of operating leases.
Environmental liabilities — See Note 10, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” in this Form 10-K for a description of the accrual for environmental remediation. Of the $7.8 million total, $0.7 million is classified as a current liability and $7.1 million is classified as a long-term liability, both of which are included on the balance sheet as of June 30, 2015.
Non-cancelable purchase orders — Binding orders the Company has placed with suppliers that are subject to quality and performance requirements.
Legal settlement — Settlement entered into by the Company in August of 2015, subsequent to year-end. See Note 10, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” in this Form 10-K for discussion.
Off-Balance Sheet Arrangements
The Company has standby letters of credit outstanding of approximately $0.7 million at June 30, 2015, principally to support an operating lease agreement. Other than these standby letters of credit and the operating lease commitments included above, we have no off-balance sheet arrangements that would have a current or future material effect on our financial condition, changes in financial condition, revenue, expense, results of operations, liquidity, capital expenditures or capital resources.
Inflation
We believe that inflation has not had a significant impact in the past and is not likely to have a significant impact in the foreseeable future on our results of operations.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, judgments and assumptions that affect the amounts reported as assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are regularly evaluated and are based on historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. See Note 2, Summary of Significant Accounting Policies, of the "Notes to Consolidated Financial Statements" in this Form 10-K for a further discussion of significant accounting policies. Senior management has reviewed these critical accounting policies and related disclosures with the audit committee of Sparton’s Board of Directors.
Environmental Contingencies
Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Although the Company entered into a long-term lease of the Coors Road property that was accounted for as a sale of property during fiscal 2010, it remains responsible for the remediation obligations related to its past operation of this facility. During the fourth quarter of each fiscal year, Sparton performs a review of its remediation plan, which includes remediation methods currently in use, desired outcomes, progress to date, anticipated progress and estimated costs to complete the remediation plan by fiscal 2030, following the terms of a March 2000 Consent Decree. The Company’s minimum cost estimate is based upon existing technology and excludes certain legal costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements. The review performed in the fourth quarter of fiscal 2015 did not result in changes to the related liability. During the 2014 review, the Company found: additional concentrations of contaminants on-site that required clean-up actions previously not included within the remediation plan; progress to date on the removal of certain other on-site contaminants was taking place slower than previously anticipated; and that certain efficiencies regarding periodic reporting were not being realized as had been previously anticipated. The discovery of additional on-site contaminants, slower than expected removal rates of other on-site contaminants and continued high periodic reporting costs added significant additional costs to the remediation project that are expected to continue for a number of years. As a result, the remaining estimated minimum future undiscounted costs of this financial liability increased to $8.2 million at June 30, 2014, thereby requiring a $4.2 million non-cash charge against operations in the fourth quarter of fiscal 2014. As of June 30, 2015, Sparton has accrued approximately $7.8 million as its estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which approximately $0.7 million is classified as a current liability and included on the balance sheet in other accrued expenses.
In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8.4 million incurred from the date of settlement, of which approximately $6.0 million has been expended as of June 30, 2015 toward the $8.4 million threshold. It is expected that the DOE reimbursements will commence in the years after fiscal 2020. At June 30, 2015 and 2014, the Company recognized $1.8 million and $1.5 million in long-term assets in relation to these expected reimbursements and is considered collectible. The DOE receivables of $1.8 million at June 30, 2015 and the $1.5 million at June 30, 2014 are included in other non-current assets on the balance sheet. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At June 30, 2015, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded, could be up to $2.9 million before income taxes over the next fifteen years, with such amount expected to be offset by related reimbursement from the DOE of $1.0 million.
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
Percentage-of-Completion Accounting
In the first quarter of fiscal 2014, the Company voluntarily changed its revenue recognition policy related to ECP sonobuoy sales to the U.S. Navy and foreign government customers under long-term contracts that require lot acceptance testing. The new policy continues to recognize revenue under the percentage of completion method, but changes the measurement of progress under these contracts from a completed units accepted basis (whereby revenue was recognized for each lot of sonobuoys produced when that lot was formally accepted by the customer) to a units-of-production basis (whereby revenue is recognized when production and internal testing of each lot of sonobuoys is completed). The Company now has significant experience in producing sonobuoys to customer specifications and internal testing to assess compliance with those specifications and, as such, now has an adequate history of continuous customer acceptance of all sonobuoys produced. Accordingly, the Company believes the new method is preferable primarily because it eliminates delays in revenue and related cost of goods sold recognition due to timing of customer testing and acceptance delays. Such delays commonly occur due to customer circumstances that are unrelated to the product produced. Under the new policy, the revenue and related costs of goods sold of these manufactured sonobuoy lots will more closely match the period in which the product was produced and the related revenue earned, thereby better reflecting the economic activity of the ECP segment. Additionally, this new method provides better matching of periodic operating expenses incurred during production. The Company additionally has certain other long-term contracts that are accounted for under the percentage-of-completion method of accounting, whereby contract revenues are recognized on a pro-rata basis based upon the ratio of costs incurred compared to total estimated contract costs. Contract costs include labor and material placed into production, as well as allocation of indirect costs.
Losses for the entire amount of long-term contracts are recognized in the period when such losses are determinable. Significant judgment is exercised in determining estimated total contract costs including, but not limited to, cost experience to date, estimated length of time to contract completion, costs for materials, production labor and support services to be expended and known issues on remaining units to be completed. In addition, estimated total contract costs can be significantly affected by changing test routines and procedures, resulting design modifications and production rework from these changing test routines and procedures, and limited range access for testing these design modifications and rework solutions. Estimated costs developed in the early stages of contracts can change, sometimes significantly, as the contracts progress, and events and activities take place. Changes in estimates can also occur when new designs are initially placed into production. The Company formally reviews its costs incurred-to-date and estimated costs to complete on all significant contracts at least quarterly and revised estimated total contract costs are reflected in the financial statements. Depending upon the circumstances, it is possible that the Company’s financial position, results of operations and cash flows could be materially affected by changes in estimated costs to complete one or more significant government contracts.
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
The Company regularly reviews raw material inventories by customer for both excess and obsolete quantities. Wherever possible, the Company attempts to recover its full cost of excess and obsolete inventories from customers or, in some cases, through other markets. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income for the difference between the carrying cost and the estimated realizable amount. These cost adjustments for excess and obsolete inventory create a new cost basis for the inventory. The Company recorded inventory write-downs totaling approximately $0.9 million, $0.5 million and $0.6 million for the years ended June 30, 2015, 2014 and 2013, respectively. These charges are included in cost of goods sold for the periods presented. If inventory that has previously been impaired is subsequently sold, the amount of reduced cost basis is reflected as cost of goods sold. The Company experienced minimal subsequent sales of excess and obsolete inventory during the three years ended June 30, 2015 that resulted in higher gross margins due to previous write-downs. Such sales and the impact of those sales on gross margin were not material to the years presented. If assumptions the Company has used to value its inventory deteriorate in the future, additional write-downs may be required.
Allowance for Probable Losses on Receivables
The accounts receivable balance is recorded net of allowances for amounts not expected to be collected from customers. The allowance is estimated based on historical experience of write-offs, the level of past due amounts, information known about specific customers with respect to their ability to make payments, and future expectations of conditions that might impact the collectability of accounts. Accounts receivable are generally due under normal trade terms for the industry. Credit is granted, and credit evaluations are periodically performed, based on a customer’s financial condition and other factors. Although the Company does not generally require collateral, cash in advance or letters of credit may be required from customers in certain circumstances, including some foreign customers. When management determines that it is probable that an account will not be collected, it is charged against the allowance for probable losses. The Company reviews the adequacy of its allowance monthly. The allowance for doubtful accounts considered necessary was approximately $0.2 million and $0.1 million at June 30, 2015 and 2014, respectively. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Given the Company’s significant balance of government receivables and in some cases letters of credit from foreign customers, collection risk is considered minimal. Historically, uncollectible accounts have generally been insignificant, have generally not exceeded management’s expectations, and the allowance is deemed adequate.
Pension Obligations
The Company calculates the cost of providing pension benefits under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 715, “Compensation — Retirement Benefits”, (“ASC Topic 715”). The key assumptions required within the provisions of ASC Topic 715 are used in making these calculations. The most significant of these assumptions are the discount rate used to value the future obligations and the expected return on pension plan assets. The discount rate is consistent with market interest rates on high-quality, fixed income investments. The expected return on assets is based on long-term returns and assets held by the plan, which is influenced by historical averages. If actual interest rates and returns on plan assets materially differ from the assumptions, future adjustments to the financial statements would be required. While changes in these assumptions can have a significant effect on the pension benefit obligation and the unrecognized gain or loss accounts disclosed in the Notes to Consolidated Financial Statements, the effect of changes in these assumptions is not expected to have the same relative effect on net periodic pension expense in the near term. While these assumptions may change in the future based on changes in long-term interest rates and market conditions, there are no known expected changes in these assumptions as of June 30, 2015. As indicated above, to the extent the assumptions differ from actual results, there would be a future impact on the financial statements. The extent to which this will result in future expense is not determinable at this time as it will depend upon a number of variables, including trends in interest rates and the actual return on plan assets. The annual actuarial valuation of the pension plan is completed at the end of each fiscal year. Based on these valuations, net periodic pension (income) cost for fiscal years 2015, 2014 and 2013 was calculated to be $(0.2) million, $0.0 million and $0.0 million, respectively.
Effective April 1, 2009, participation and the accrual of benefits in the Company’s pension plan were frozen, at which time all participants became fully vested and all remaining prior service costs were recognized. Lump-sum benefit distributions during fiscal years 2014 exceeded plan service and interest costs, resulting in a lump-sum settlement charge of approximately $0.1 million also being recognized during the respective years. See Note 9, Employee Retirement Benefit Plans, of the “Notes to Consolidated Financial Statements” in this Form 10-K for detail regarding the components of net periodic pension expense.
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
Goodwill and Intangible Assets
The Company tests for possible goodwill impairment annually or more often should events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. The test is conducted at the reporting unit level. Sparton has two reportable business segments (MDS and ECP) for fiscal 2015. In fiscal years 2014 and 2013 the Company had three reportable business segments (Medical, Complex Systems and DSS). In fiscal year 2015, MDS and ECP each consist of a single reporting unit. In the previous years, Medical, Complex Systems and DSS each consisted of a single reporting unit. In fiscal 2015 and 2014, goodwill resided within each of the Company's reporting units and testing was done on each unit. For fiscal year 2013, all of the Company’s goodwill resided within the Medical reporting unit and goodwill impairment testing was conducted on this single reporting unit.
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
Based on the Company's fiscal 2015 qualitative assessment of goodwill, the Company concluded that it was more likely than not that the fair value of each of its MDS and ECP reporting units were greater than its respective carrying amount, and therefore no further testing was required. The Company's fiscal 2014 quantitative annual tests of goodwill related to the Medical, Complex Systems and DSS reporting units did not indicate that the related goodwill was impaired. The Company determined at that time that the fair value of the three reporting units substantially exceeded their carrying values, having exceeded the carrying values by approximately 70%, 33% and over 1,100%, respectively. In fiscal 2013, the Company elected to perform a qualitative assessment for its annual goodwill impairment test. Based on the Company's fiscal 2013 qualitative assessment of goodwill, the Company concluded that it was more likely than not that the fair value of its Medical reporting unit was greater than its carrying amount, and therefore no further testing was required.
Determining the fair value of any reporting unit and intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. The Company bases its fair value estimates on assumptions believed to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. Circumstances that may lead to future impairment of goodwill include, but are not limited to, unforeseen decreases in future performance or industry demand, as well as further loss of a significant customer or program in excess of future incremental new business wins. The next annual goodwill impairment review is expected to be performed during the fourth quarter of fiscal 2016.
The Company’s intangible assets other than goodwill represent the values assigned to acquired customer relationships, acquired non-compete agreements, acquired trademarks/trade names, acquired unpatented technology. At June 30, 2015, customer relationships, non-compete agreements and trademarks/trade names totaling approximately $34.0 million, $2.9 million and less than $0.1 million, respectively, are included in the MDS segment, while customer relationships, non-compete agreements, trademarks/trade names and unpatented technology totaling approximately $6.1 million, $0.3 million, $1.5 million and $1.0 million, respectively, are included in the ECP segment. The impairment test for these intangible assets is conducted when impairment indicators are present. The Company continually evaluates whether events or circumstances have occurred that would indicate the remaining estimated useful lives of its intangible assets warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge would be recognized for the amount that the carrying amount of the asset exceeds the fair value of the asset. The Company’s fair value estimates related to its intangible assets impairment analyses are based on Level 3 inputs within the fair value hierarchy as described below in this note under “Fair value measurements.”
Acquired customer relationships are being amortized using an accelerated methodology over periods of seven to fifteen years. Acquired non-compete agreements are being amortized on a straight-line basis over periods of two to five years as the ratable decline in value over time is most consistent with the contractual nature of these assets. Acquired trademarks/trade names are being amortized on a straight-line basis over periods of one to ten years and acquired unpatented technology is being amortized using an accelerated methodology over seven years.
Income Taxes
We recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state and foreign deferred tax assets or liabilities, as appropriate, for our estimate of future tax effects attributable to temporary differences and carryforwards.
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
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 ("ASU 2014-09"), which amends guidance for revenue recognition. Under the new standard, revenue will be recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. The standard creates a five-step model that will generally require companies to use more judgment and make more estimates than under current guidance when considering the terms of contracts along with all relevant facts and circumstances. These include the identification of customer contracts and separating performance obligations, the determination of transaction price that potentially includes an estimate of variable consideration, allocating the transaction price to each separate performance obligation, and recognizing revenue in line with the pattern of transfer. The standard also requires extensive additional disclosures to provide greater insight into revenues recognized and deferred, including quantitative and qualitative information about significant judgments and changes in those judgments made to determine the timing and amount of revenues recognized. ASU 2014-09, as amended by ASU 2015-14, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Companies have the option of using either a full or modified retrospective approach in applying this standard. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 changes the presentation of debt issuance costs for term debt in the balance sheet by requiring the debt issuance costs to be presented as a direct deduction from the related debt liability, rather than recorded as an asset. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2015, and interim periods within those annual periods and will need to be applied retrospectively. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. ASU No. 2015-11 clarifies that inventory should be held at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price, less the estimated costs to complete, dispose and transport such inventory. ASU No. 2015-11 will be effective for fiscal years and interim periods beginning after December 15, 2016. ASU No. 2015-11 is required to be applied prospectively and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

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
The Company's revolving credit line, when drawn upon, is subject to future interest rate fluctuations which could potentially have a negative impact on cash flows of the Company. The Company had $154.5 million outstanding under its Credit Facility at June 30, 2015. A prospective increase of 100 basis points in the interest rate applicable to the Company's outstanding borrowings under its Credit Facility would result in an increase of approximately $1.5 million in our annual interest expense. The Company is not party to any currency exchange or interest rate protection agreements as of June 30, 2015.
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
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We acquired Hunter Technology Corporation ("Hunter") on April 14, 2015. Due to the late date of the acquisition within the Company's fiscal year, management was unable to perform the necessary level of documentation and testing to provide a formal report assessing the effectiveness of Hunter's internal control over financial reporting. Therefore, management has excluded from the evaluation of internal control over financial reporting the internal controls of Hunter as permitted by Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses.
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2015. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework (2013). Based on this assessment, management believes that, as of June 30, 2015, our internal control over financial reporting was effective.
BDO USA, LLP, our independent registered public accounting firm, issued an attestation report on the effectiveness of our internal control over financial reporting. Their report appears below.

/S/ CARY B. WOOD	/S/ JOSEPH G. MCCORMACK
Cary B. Wood President and Chief Executive Officer September 8, 2015	Joseph G. McCormack Senior Vice President and Chief Financial Officer September 8, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Sparton Corporation
Schaumburg, Illinois
We have audited Sparton Corporation’s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sparton Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Hunter Technology Corporation, which was acquired on April 14, 2015, and which is included in the consolidated balance sheets of Sparton Corporation as of June 30, 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended. Hunter Technology Corporation constituted 22% and 15% of total assets and net assets, respectively, as of June 30, 2015, and 4% and 0% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Hunter Technology Corporation because of the timing of the acquisition which was completed on April 14, 2015. Our audit of internal control over financial reporting of Sparton Corporation also did not include an evaluation of the internal control over financial reporting of Hunter Technology Corporation.
In our opinion, Sparton Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sparton Corporation as of June 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended June 30, 2015, and our report dated September 8, 2015 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Grand Rapids, Michigan
September 8, 2015

ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated herein by reference from the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders. Information concerning executive officers is set forth in Part I, Item 1 of this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated herein by reference from the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated herein by reference from the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated herein by reference from the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated herein by reference from the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

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
Date: September 8, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ JOSEPH J. HARTNETT	Director, Chairman of the Board of Directors	September 8, 2015
Joseph J. Hartnett

/S/ CARY B. WOOD	Director, President and Chief Executive Officer (Principal Executive Officer)	September 8, 2015
Cary B. Wood

/S/ JAMES D. FAST	Director	September 8, 2015
James D. Fast

/S/ CHARLES R. KUMMETH	Director	September 8, 2015
Charles R. Kummeth

/S/ DAVID P. MOLFENTER	Director	September 8, 2015
David P. Molfenter

/S/ JAMES R. SWARTWOUT	Director	September 8, 2015
James R. Swartwout

/S/ FRANK A. WILSON	Director	September 8, 2015
Frank A. Wilson

/S/ JOSEPH G. MCCORMACK	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 8, 2015
Joseph G. McCormack

SPARTON CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Sparton Corporation
Schaumburg, Illinois

We have audited the accompanying consolidated balance sheets of Sparton Corporation and subsidiaries as of June 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended June 30, 2015. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sparton Corporation and subsidiaries as of June 30, 2015 and 2014, and their results of operations and cash flows for each of the three years in the period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sparton Corporation’s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 8, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Grand Rapids, Michigan
September 8, 2015

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	June 30, 2015	June 30, 2014
Assets
Current Assets:
Cash and cash equivalents	$14,914	$8,028
Accounts receivable, net of allowance for doubtful accounts of $173 and $126, respectively	70,974	48,697
Inventories and cost of contracts in progress, net	79,503	53,372
Deferred income taxes, net	4,714	3,813
Prepaid expenses and other current assets	5,488	2,654
Total current assets	175,593	116,564
Property, plant and equipment, net	32,608	28,523
Goodwill	74,175	28,189
Other intangible assets, net	45,825	20,041
Deferred income taxes, net — non-current	2,199	1,192
Pension asset	—	44
Other non-current assets	7,151	4,427
Total assets	$337,551	$198,980
Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$—	$900
Accounts payable	29,948	16,543
Accrued salaries and wages	9,089	7,854
Accrued health benefits	1,510	1,538
Performance based payments on customer contracts	1,756	3,196
Other accrued expenses	16,328	11,090
Total current liabilities	58,631	41,121
Pension liability — non-current portion	424	—
Long-term debt — non-current portion	154,500	40,100
Environmental remediation — non-current portion	7,117	7,644
Total liabilities	220,672	88,865
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, no par value; 200,000 shares authorized; none issued	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 9,886,618 and 10,129,031 shares issued and outstanding, respectively	12,358	12,661
Capital in excess of par value	16,045	19,478
Retained earnings	89,933	78,944
Accumulated other comprehensive loss	(1,457)	(968)
Total shareholders’ equity	116,879	110,115
Total liabilities and shareholders’ equity	$337,551	$198,980
See Notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)

	For the year ended June 30,
	2015	2014	2013
Net sales	$382,125	$336,501	$265,003
Cost of goods sold	307,454	271,686	219,192
Gross profit	74,671	64,815	45,811
Operating expense:
Selling and administrative expenses	46,876	35,698	26,451
Internal research and development expenses	1,502	1,169	1,300
Amortization of intangible assets	6,591	3,287	1,575
Legal settlement	2,500	—	—
Environmental remediation	—	4,238	—
Restructuring charges	—	188	55
Other operating (income) expense, net	(50)	(16)	13
Total operating expense, net	57,419	44,564	29,394
Operating income	17,252	20,251	16,417
Other income (expense):
Interest expense	(2,456)	(838)	(518)
Interest income	3	9	102
Other, net	156	180	171
Total other expense, net	(2,297)	(649)	(245)
Income before income taxes	14,955	19,602	16,172
Income taxes	3,966	6,615	2,702
Net income	$10,989	$12,987	$13,470
Income per share of common stock:
Basic	$1.10	$1.28	$1.32
Diluted	$1.10	$1.28	$1.32
Weighted average shares of common stock outstanding:
Basic	9,874,441	10,109,915	10,193,530
Diluted	9,885,961	10,141,395	10,228,687
See Notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the year ended June 30,
	2015	2014	2013
Net income	$10,989	$12,987	$13,470
Other comprehensive (loss) income, net of tax:
Pension experience (loss) gain, net of (benefit) taxes of ($244), $82 and $195 for the years ended June 30, 2015, 2014 and 2013, respectively	(458)	152	346
Pension amortization of unrecognized net actuarial loss, net of tax benefit of $27, $47 and $66 for the years ended June 30, 2015, 2014 and 2013, respectively	54	81	117
Pension pro rata recognition of lump-sum settlements, net of taxes of $31 for the year ended June 30, 2014	—	54	—
Unrecognized loss on securities available for sale, net of tax benefit of $54 for the year ended June 30, 2015	(85)	—	—
Other comprehensive (loss) income, net of tax	(489)	287	463
Comprehensive income	$10,500	$13,274	$13,933
See Notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the year ended June 30,
	2015	2014	2013
Cash Flows from Operating Activities:
Net income	$10,989	$12,987	$13,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,645	4,700	3,186
Amortization of intangible assets	6,591	3,423	1,575
Deferred income taxes, net	(873)	(976)	(159)
Stock-based compensation expense	1,885	1,662	1,128
Legal settlement	2,500	—	—
Environmental remediation	—	4,238	—
Gross profit effect of capitalized profit in inventory from acquisitions	299	337	566
Excess tax benefit from stock-based compensation	(1,044)	(522)	(211)
Other, net	739	247	112
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(7,040)	4,886	(12,318)
Inventories and cost of contracts in progress, net	501	1,484	(1,491)
Prepaid expenses and other assets	(1,889)	419	452
Performance based payments on customer contracts	(1,440)	(17,706)	(4,165)
Accounts payable and accrued expenses	(11,326)	(2,728)	789
Net cash provided by operating activities	4,537	12,451	2,934
Cash Flows from Investing Activities:
Acquisition of businesses, net of cash acquired and post-closing adjustments	(97,319)	(35,560)	(47,538)
Purchase of securities available for sale	(986)	—	—
Purchases of property, plant and equipment	(5,802)	(3,501)	(3,872)
Proceeds from sale of property, plant and equipment	—	69	275
Net cash used in investing activities	(104,107)	(38,992)	(51,135)
Cash Flows from Financing Activities:
Borrowings of long-term debt	215,835	70,000	39,000
Repayments of long-term debt	(102,335)	(40,623)	(29,140)
Payment of debt financing costs	(1,423)	—	(555)
Repurchase of stock	(6,830)	(1,559)	(2,360)
Proceeds from the exercise of stock options	165	144	180
Excess tax benefit from stock-based compensation	1,044	522	211
Net cash provided by financing activities	106,456	28,484	7,336
Net increase (decrease) in cash and cash equivalents	6,886	1,943	(40,865)
Cash and cash equivalents at beginning of year	8,028	6,085	46,950
Cash and cash equivalents at end of year	$14,914	$8,028	$6,085
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,747	$631	$415
Cash paid for income taxes	$7,190	$7,065	$2,525
Supplemental disclosure of non-cash investing activities:
Accounts payable recognized in relation to purchase consideration adjustment	$603	$252	$302
See Notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2012	10,105,759	$12,632	$19,579	$52,487	$(1,718)	$82,980
Issuance of stock	159,433	199	(199)	—	—	—
Forfeiture of restricted stock	(50,530)	(63)	63	—	—	—
Repurchase of stock	(148,722)	(186)	(2,174)	—	—	(2,360)
Exercise of stock options	29,776	37	143	—	—	180
Stock-based compensation	—	—	1,128	—	—	1,128
Excess tax benefit from stock-based compensation	—	—	211	—	—	211
Comprehensive income, net of tax	—	—	—	13,470	463	13,933
Balance at June 30, 2013	10,095,716	12,619	18,751	65,957	(1,255)	96,072
Issuance of stock	96,664	121	(121)	—	—	—
Forfeiture of restricted stock	(3,344)	(4)	4	—	—	—
Repurchase of stock	(76,880)	(96)	(1,463)	—	—	(1,559)
Exercise of stock options	16,875	21	123	—	—	144
Stock-based compensation	—	—	1,662	—	—	1,662
Excess tax benefit from stock-based compensation	—	—	522	—	—	522
Comprehensive income, net of tax	—	—	—	12,987	287	13,274
Balance at June 30, 2014	10,129,031	12,661	19,478	78,944	(968)	110,115
Issuance of stock	26,793	34	(34)	—	—	—
Forfeiture of restricted stock	(39,031)	(49)	49	—	—	—
Repurchase of stock	(249,420)	(312)	(6,518)	—	—	(6,830)
Exercise of stock options	19,245	24	141	—	—	165
Stock-based compensation	—	—	1,885	—	—	1,885
Excess tax benefit from stock-based compensation	—	—	1,044	—	—	1,044
Comprehensive income, net of tax	—	—	—	10,989	(489)	10,500
Balance at June 30, 2015	9,886,618	$12,358	$16,045	$89,933	$(1,457)	$116,879
See Notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Business
Sparton Corporation and subsidiaries (the “Company” or “Sparton”) has been in continuous existence since 1900. It was last reorganized in 1919 as an Ohio corporation. The Company is a provider of design, development and manufacturing services for complex electromechanical devices, as well as sophisticated engineered products complementary to the same electromechanical value stream. The Company serves the Medical & Biotechnology, Military & Aerospace and Industrial & Commercial markets through two reportable business segments; Manufacturing & Design Services (“MDS”) and Engineered Components & Products (“ECP”). Effective for fiscal 2015, the Company reports its operating results under these two reportable segments. Prior to fiscal 2015, the Company reported under three reportable business segments; Medical Device (“Medical”), Complex Systems (“CS”) and Defense & Security Systems (“DSS”). The prior periods herein reflect this change to segment reporting. See Note 15, Business Segments, of the "Notes to Consolidated Financial Statements" in this form 10-K for a further discussion of business segments. All of the Company's facilities are certified to one or more of the ISO/AS standards, including ISO 9001, AS9100 and ISO 13485, with most having additional certifications based on the needs of the customers they serve. The majority of the Company's customers are in highly regulated industries where strict adherence to regulations such as the International Tariff and Arms Regulations ("ITAR") is necessary. The Company's products and services include offerings for Original Equipment Manufacturers (“OEM”) and Emerging Technology (“ET”) customers that utilize microprocessor-based systems which include transducers, printed circuit boards and assemblies, sensors and electromechanical components, as well as development and design engineering services relating to these product sales. Sparton also develops and manufactures sonobuoys, anti-submarine warfare (“ASW”) devices used by the United States Navy as well as foreign governments that meet Department of State licensing requirements and manufactures ruggedized flat panel display systems for military panel PC workstations, air traffic control and industrial applications as well as high performance industrial grade computer systems and peripherals. Many of the physical and technical attributes in the production of these proprietary products are similar to those required in the production of the Company's other electrical and electromechanical products and assemblies.
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
Accounts receivable, credit practices and allowances for doubtful accounts — Accounts receivable are customer obligations generally due under normal trade terms for the industry. Credit terms are granted and periodically revised based on evaluations of the customers’ financial condition. The Company performs ongoing credit evaluations of its customers and although the Company does not generally require collateral, letters of credit or cash advances may be required from customers in order to support accounts receivable in certain circumstances. The Company maintains an allowance for doubtful accounts on receivables for estimated losses resulting from the inability of its customers to make required payments. The allowance is estimated primarily based on information known about specific customers with respect to their ability to make payments, and future expectations of conditions that might impact the collectability of accounts. When management determines that it is probable that an account will not be collected, all or a portion of the amount is charged against the allowance for doubtful accounts.
Inventories and costs of contracts in progress — Inventories are valued at the lower of cost (first-in, first-out basis) or market and include costs related to long-term contracts as disclosed below. Inventories, other than contract costs, are principally raw materials and supplies. Certain United States Government contracts allow Sparton to submit performance based billings, which are then applied against inventories purchased and manufacturing costs incurred by the Company throughout its performance under these contracts. Inventories were reduced by performance based payments from the U.S. government for costs incurred related to long-term contracts, thereby establishing inventory to which the U.S. government then has title, of approximately $7.5 million and $8.0 million, respectively, at June 30, 2015 and 2014. At June 30, 2015 and 2014, current liabilities include performance based payments of $1.8 million and $3.2 million, respectively, on government contracts. As these payments are in excess of cost, there is no inventory to which the government would claim title and, therefore, no offset to inventory has been made.
Customer orders are based upon forecasted quantities of product manufactured for shipment over defined periods. Raw material inventories are purchased to fulfill these customer requirements. Within these arrangements, customer demands for products frequently change, sometimes creating excess and obsolete inventories. The Company regularly reviews raw material inventories by customer for both excess and obsolete quantities. Wherever possible, the Company attempts to recover its full cost of excess and obsolete inventories from customers or, in some cases, through other markets. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income for the difference between the carrying cost and the estimated realizable amount. These cost adjustments for excess and obsolete inventory create a new cost basis for the inventory. The Company recorded inventory write-downs totaling approximately $0.9 million, $0.5 million and $0.6 million for the years ended June 30, 2015, 2014 and 2013, respectively. These charges are included in cost of goods sold for the periods presented. If inventory that has previously been impaired is subsequently sold, the amount of reduced cost basis is reflected as cost of goods sold. The Company experienced minimal subsequent sales of excess and obsolete inventory during the three years ended June 30, 2015 that resulted in higher gross margins due to previous write-downs. Such sales and the impact of those sales on gross margin were not material to the years presented.
Property, plant and equipment, net — Property, plant and equipment are stated at cost less accumulated depreciation. Major improvements and upgrades are capitalized while ordinary repair and maintenance costs are expensed as incurred. Depreciation is provided over estimated useful lives on both straight-line and accelerated methods. Estimated useful lives generally range from twelve to thirty-nine years for buildings and improvements, twelve years for machinery and equipment and five years for test equipment.
Other assets — Other non-current assets consist of the following at June 30, 2015 and 2014 (in thousands):

	June 30, 2015	June 30, 2014
Deferred engineering and design costs - non-current	$2,089	$1,700
Environmental remediation - indemnification asset	1,832	1,509
Favorable leasehold, net	374	492
Deferred financing fees, net	1,169	375
Investment in securities available for sale	847	—
Other	840	351
Total other non-current assets	$7,151	$4,427
Engineering and design costs on long-term contracts not otherwise immediately reimbursed are deferred and recognized ratably over related revenue streams. For the years ended June 30, 2015 and 2014, respectively, deferred engineering and design costs totaled approximately $3.2 million and $2.4 million of which approximately $1.1 million and $0.7 million were reflected in prepaid expenses and other current assets.
See Note 10, Commitments and Contingencies, of the "Notes to Consolidated Financial Statements" in this Form 10-K for a discussion of the Company's environmental remediation - indemnification asset.
The Company acquired a favorable leasehold in relation to its acquisition of Aydin Displays. The favorable leasehold is being amortized on a straight-line basis over the five year life of the lease and related amortization is reflected primarily within cost of goods sold on the consolidated statement of income.
Costs incurred in connection with the Company’s current Credit Facility of approximately $1.4 million were deferred and are amortized to interest expense over the five year term of the facility on a straight-line basis. Approximately, $0.6 million, $0.1 million and $0.1 million of amortization of these loan costs as well as the previous revolving-credit facility's loan costs were recognized and reported as interest expense for the years ended June 30, 2015, 2014 and 2013, respectively.
Goodwill and intangible assets — The Company tests for possible goodwill impairment annually or more often should events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. The test is conducted at the reporting unit level. Sparton has two reportable business segments (MDS and ECP) for fiscal 2015. In fiscal years 2014 and 2013 the Company had three reportable business segments (Medical, Complex Systems and DSS). In fiscal year 2015, MDS and ECP each consist of a single reporting unit. In the previous years, Medical, Complex Systems and DSS each consisted of a single reporting unit. In fiscal 2015 and 2014, goodwill resided within each of the Company's reporting units and testing was done on each unit. For fiscal year 2013, all of the Company’s goodwill resided within the Medical reporting unit and goodwill impairment testing was conducted on this single reporting unit.
The Company may elect to perform a qualitative assessment for its annual goodwill impairment test. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if Sparton elects to not perform a qualitative assessment, then the Company would be required to perform a quantitative impairment test for goodwill.
A quantitative impairment analysis is a two-step process. First, the Company determines the fair value of the reporting unit and compares it to its carrying value. The fair value of reporting units is determined based on a weighting of both projected discounted future results and comparative market multiples. The projected discounted future results (discounted cash flow approach) is based on assumptions that are consistent with the Company’s estimates of future growth and the strategic plan used to manage the underlying business. Factors requiring significant judgment include assumptions related to future revenue growth rates, operating margins, terminal growth rates and discount factors, amongst other considerations. Second, if the carrying value of a reporting unit exceeds its estimated fair value, an impairment loss is recognized for any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Company’s fair value estimates related to its goodwill impairment analyses are based on Level 3 inputs within the fair value hierarchy as described below in this note under “Fair value measurements.” Determining the fair value of any reporting unit and intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. The Company bases its fair value estimates on assumptions believed to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. Circumstances that may lead to future impairment of goodwill include, but are not limited to, unforeseen decreases in future performance or industry demand, as well as further loss of a significant customer or program in excess of future incremental new business wins. The next annual goodwill impairment review is expected to be performed during the fourth quarter of fiscal 2016.
Based on the Company's fiscal 2015 qualitative assessment of goodwill, the Company concluded that it was more likely than not that the fair value of each of its MDS and ECP reporting units was greater than its respective carrying amount, and therefore no further testing was required. The Company's fiscal 2014 quantitative annual tests of goodwill related to the Medical, Complex Systems and DSS reporting units did not indicate that the related goodwill was impaired. The Company determined at that time that the fair value of the three reporting units substantially exceeded their carrying values, having exceeded the carrying values by approximately 70%, 33% and over 1,100%, respectively. In fiscal 2013, the Company elected to perform a qualitative assessment for its annual goodwill impairment test. Based on the Company's fiscal 2013 qualitative assessment of goodwill, the Company concluded that it was more likely than not that the fair value of its Medical reporting unit was greater than its carrying amount, and therefore no further testing was required.
The Company’s intangible assets other than goodwill represent the values assigned to acquired customer relationships, acquired non-compete agreements, acquired trademarks/trade names and acquired unpatented technology. At June 30, 2015, customer relationships, non-compete agreements and trademarks/trade names totaling approximately $34.0 million, $2.9 million and less than $0.1 million, respectively, are included in the MDS segment, while customer relationships, non-compete agreements, trademarks/trade names and unpatented technology totaling approximately $6.1 million, $0.3 million, $1.5 million and $1.0 million, respectively, are included in the ECP segment. The impairment test for these intangible assets is conducted when impairment indicators are present. The Company continually evaluates whether events or circumstances have occurred that would indicate the remaining estimated useful lives of its intangible assets warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge would be recognized for the amount that the carrying amount of the asset exceeds the fair value of the asset. The Company’s fair value estimates related to its intangible assets impairment analyses are based on Level 3 inputs within the fair value hierarchy as described below in this note under “Fair value measurements.”
Acquired customer relationships are being amortized using an accelerated methodology over periods of seven to fifteen years. Acquired non-compete agreements are being amortized on a straight-line basis over periods of two to five years as the ratable decline in value over time is most consistent with the contractual nature of these assets. Acquired trademarks/trade names are being amortized on a straight-line basis over periods of one to ten years and acquired unpatented technology is being amortized using an accelerated methodology over seven years.

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
Stock-based compensation — The Company measures the cost of employee and director services received in exchange for an award of equity-based securities using the fair value of the award on the date of the grant. The Company recognizes that cost on a straight-line basis over the period that the award recipient is required to provide service to the Company in exchange for the award and, for certain awards, subject to the probability that related performance targets will be met. See Note 11, Stock-Based Compensation, of the "Notes to Consolidated FInancial Statements" in this Form 10-K for a further discussion of stock-based compensation.
Earnings per share — Basic earnings per share is based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable under our stock-based compensation plans and are determined using the treasury stock method. Unvested restricted stock awards, which contain non-forfeitable rights to dividends whether paid or unpaid, are included in the number of shares outstanding for both basic and diluted earnings per share calculations. Unvested contingently issuable participating restricted shares are excluded from basic earnings per share. In the event of a net loss, unvested restricted stock awards are excluded from the calculation of both basic and diluted loss per share. See Note 12, Earnings Per Share Data, of the "Notes to Consolidated Financial Statements" in this Form 10-K for a further discussion.
Income taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in future years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced through the establishment of a valuation allowance at the time, based upon available evidence, it becomes more likely than not that the deferred tax assets will not be realized.
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
ERAPSCO Agreement — Sparton is partner to a 50/50 joint venture (“JV”) with UnderSea Sensor Systems, Inc. (“USSI”), the only other major producer of U.S. derivative sonobuoys. USSI’s parent company is Ultra Electronics Holdings PLC, based in the United Kingdom. The JV operates under the name ERAPSCO and allows Sparton and USSI to combine their own unique and complementary backgrounds to jointly develop and produce U.S. derivative sonobuoy designs for the U.S. Navy as well as foreign governments that meet Department of State licensing requirements. In concept, and in practice, ERAPSCO serves as a pass-through entity maintaining no funds or assets. While the JV provides the opportunity to maximize efficiencies in the design and development of the related sonobuoys, both venture companies function independently as subcontractors; therefore, there is no separate entity to be accounted for or consolidated. The Board of Directors of ERAPSCO has the responsibility for the overall management and operation of the JV. The six member board consists of equal representation (full time employees) from both JV partners for three year terms. Manpower for ERAPSCO, specifically a president, vice president, general manager, contract administrator and financial manager, are similarly assigned by the JV partners for rotating three year terms and the costs of these assigned individuals are borne by the party assigning the personnel. In response to a customer request for proposal (“RFP”) that ERAPSCO will bid on, the Board of Directors of ERAPSCO approves both the composition of a response to the RFP and the composite bid to be submitted to the customer. The Board of Directors strives to divide the aggregate contract awards at a 50/50 share ratio. Each JV partner bears the costs it incurs associated with the preparation and submission of proposals. Each JV partner submits to ERAPSCO a proposal for the estimated price of performing that portion of the RFP applicable to it. Upon award of a contract to the JV, separate subcontracts are generated between ERAPSCO and each of the JV partners defining the responsibilities and compensation for each JV partner. These subcontracts contain terms and conditions consistent with the prime contract. Each JV partner is responsible to ERAPSCO for the successful execution of its respective scope of work under its subcontract and each JV partner is individually accountable for the profit or losses sustained in the execution of the subcontract against its respective bid. In some instances, either Sparton or USSI handles the complete production and delivery of sonobuoys to ERAPSCO's customer. In other instances, either Sparton or USSI starts the production and ship completed subassemblies to the other party for additional processing before being delivered to the customers. Under ERAPSCO, individual contract risk exposures are reduced, while the likelihood of achieving U.S. Navy and other ASW objectives is enhanced. ERAPSCO has been in existence for approximately twenty-six years and historically, the agreed upon products included under the JV were generally developmental or sonobuoys with low volume demand. Seven years ago, the JV expanded to include all future sonobuoy development and substantially all U.S. derivative sonobuoy products for customers outside of the United States. The JV was further expanded three years later to include all sonobuoy products for the U.S. Navy beginning with U.S. Navy's 2010 fiscal year contracts.
Revenue recognition — The Company’s net sales are comprised primarily of product sales, with supplementary revenues earned from engineering and design services. Standard contract terms are FOB shipping point. Revenue from product sales is generally recognized upon shipment of the goods; service revenue is recognized as the service is performed or under the percentage of completion method, depending on the nature of the arrangement. Long-term contracts related to ECP sonobuoy sales to the U.S. Navy and foreign government customers that require lot acceptance testing recognize revenue under the units-of-production percentage of completion method. The Company additionally has certain other long-term contracts that are accounted for under the units shipped percentage-of-completion method. Certain upfront engineering costs in relation to certain of these long-term contracts are capitalized and recognized over the life of the contract. At June 30, 2015 and 2014, current liabilities include payments in excess of costs of $1.8 million and $3.2 million, respectively, on government contracts. As noted above, sales related to these billings are recognized based upon units completed and are not recognized at the time of billings. A provision for the entire amount of a loss on a contract is charged to operations as soon as the loss is identified and the amount is reasonably determinable. Shipping and handling costs are included in cost of goods sold.
Advertising Costs — The Company expenses advertising costs as they are incurred. Advertising expense was approximately $0.2 million, $0.2 million and $0.5 million for the years ended June 30, 2015, 2014 and 2013, respectively.
Research and development expenditures — Internal research and development expenses reflect costs incurred for the internal development of technologies for use in navigation, oil and gas exploration and flat panel display technology. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment. The Company incurred $1.5 million, $1.2 million and $1.3 million of internally funded research and development expenses during the years ended June 30, 2015, 2014 and 2013, respectively. Customer funded research and development costs, which are usually part of a larger production agreement, totaled approximately $9.9 million, $9.7 million and $10.4 million for the years ended June 30, 2015, 2014 and 2013, respectively.
Fair value measurements — Fair value estimates and assumptions and methods used to estimate the fair value of the Company’s assets and liabilities are made in accordance with the requirements of the Financial Accounting Standards Board (the “FASB”), Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”).
ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: Level 1 are observable inputs such as quoted prices in active markets; Level 2 are inputs other than the quoted prices in active markets that are observable either directly or indirectly; and Level 3 are unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. As of June 30, 2014, the Company had no assets or liabilities which it measures and carries on its balance sheet at fair value on a recurring basis.
The fair value of the Company's Credit Facility debt at June 30, 2015 approximated its carrying value of $154.5 million, as the rates on these borrowings are variable in nature. In relation to the acquisitions of Hunter, Stealth, KEP Marine, RTEmd, Argotec, IED, eMT, Aubrey, Beckwood and Aydin, the Company estimated the fair value of the assets acquired and liabilities assumed at acquisition date. See Note 3, Acquisitions, of the "Notes to Consolidated Financial Statements" in this form 10-K for a further discussion of these estimated fair values. The fair value of accounts receivable and accounts payable approximated their carrying values at both June 30, 2015 and June 30, 2014.

The Company holds marketable equity securities of approximately $0.8 million at June 30, 2015, that it classifies as available-for-sale and are recorded in other non-current assets on the Consolidated Balance Sheets. These securities are carried at estimated fair value with unrealized gains and losses reflected in Accumulated Other Comprehensive Income and are classified as Level 1 in the fair value hierarchy. The assessment for impairment of marketable equity securities as available-for-

sale is based on established financial methodologies, including quoted market prices for publicly traded securities. If the Company determines that a loss in the value of the investment is other than temporary, any such losses are recorded in other expense (income), net.
The table below presents a reconciliation for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for year ended June 30, 2015 (in thousands).

	June 30, 2014	Purchase or additions	June 30, 2015
Liabilities:
Contingent consideration	$—	$1,530	$1,530

There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) in fiscal years 2014 and 2013.
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
The Company's revolving credit line, when drawn upon, is subject to future interest rate fluctuations which could potentially have a negative impact on cash flows of the Company. The Company had $154.5 million outstanding under its credit facility at June 30, 2015. A prospective increase of 100 basis points in the interest rate applicable to the Company's outstanding borrowings under its credit facility would result in an increase of approximately $1.5 million in its annual interest expense. The Company is not party to any currency exchange or interest rate protection agreements as of June 30, 2015. See Note 7, Debt, of the "Notes to Consolidated Financial Statements" in this form 10-K for a further description on Sparton’s debt.
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
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 ("ASU 2014-09"), which amends guidance for revenue recognition. Under the new standard, revenue will be recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. The standard creates a five-step model that will generally require companies to use more judgment and make more estimates than under current guidance when considering the terms of contracts along with all relevant facts and circumstances. These include the identification of customer contracts and separating performance obligations, the determination of transaction price that potentially includes an estimate of variable consideration, allocating the transaction price to each separate performance obligation, and recognizing revenue in line with the pattern of transfer. The standard also requires extensive additional disclosures to provide greater insight into revenues recognized and deferred, including quantitative and qualitative information about significant judgments and changes in those judgments made to determine the timing and amount of revenues recognized. ASU 2014-09, as amended by ASU 2015-14, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Companies have the option of using either a full or modified retrospective approach in applying this standard. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 changes the presentation of debt issuance costs for term debt in the balance sheet by requiring the debt issuance costs to be presented as a direct deduction from the related debt liability, rather than recorded as an asset. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2015, and interim periods within those annual periods and will need to be applied retrospectively. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. ASU No. 2015-11 clarifies that inventory should be held at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price, less the estimated costs to complete, dispose and transport such inventory. ASU No. 2015-11 will be effective for fiscal years and interim periods beginning after December 15, 2016. ASU No. 2015-11 is required to be applied prospectively and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.
(3) Acquisitions
Fiscal Year 2015
Hunter Technology Corporation — On April 14, 2015, the Company completed the acquisition of Hunter Technology Corporation, (“Hunter”), an $80.5 million (unaudited) annual revenue business, with operations located in Milpitas, CA and Lawrenceville, GA, in a $55.0 million all-cash transaction. The transaction includes a $2.8 million escrowed holdback which is available to fund any potential post-closing working capital adjustment and potential seller indemnification obligations in relation to the acquisition agreement. Additional consideration of up to $13.0 million is contingent upon Hunter attaining certain performance thresholds during the twelve month period following the transaction. The Company has recorded a $1.0 million liability to reimburse shareholders the tax gross-up related to the election filed under Section 338(h)(10) of the Internal Revenue Code of 198, as amended.
Hunter, which is part of the Company's MDS segment, was founded in 1968 and was one of the first electronic contract manufacturing providers specializing in military and aerospace applications. Today, Hunter is one of the few suppliers in the Silicon Valley region providing engineering design, new product introduction (NPI) and full-rate production manufacturing solutions working with major defense and aerospace companies, test and measurement suppliers, secure networking solution providers, medical device manufacturers and a wide variety of industrial customers. The initial accounting for this acquisition is not complete pending detailed analyses of the facts and circumstances that existed as of the acquisition date. The Company has recorded a $1.2 million liability in relation to the purchase date estimated fair value of the additional contingent consideration for this acquisition. The Company estimated the fair value of the contingent consideration using an income approach, which is based on significant inputs, primarily forecasted future operating results of the acquired businesses, not observable in the market and thus representing a Level 3 measurement as defined in ASC 820. The Company adjusts the fair value of contingent consideration through operating expenses if there are changes to the inputs used in the income approach and as a result of the passage of time.

The Company is in the process of reviewing the preliminary valuations of certain working capital items. The following table represents the preliminary allocation of the total consideration to assets acquired and liabilities assumed in the acquisition of Hunter based on Sparton’s preliminary estimate of their respective fair values at the acquisition date (in thousands):

Total purchase consideration:
Cash	$55,194
Common Stock	673
Section 338 gross payable	1,000
Accrued contingent consideration	1,180
Total purchase consideration	$58,047
Assets acquired and liabilities assumed:
Cash	$678
Accounts receivable	10,396
Inventory	20,438
Other current assets	470
Property, plant and equipment	2,221
Customer relationships	14,700
Non-compete agreements	420
Goodwill	26,494
Other long term assets	396
Accounts payable	(15,756)
Other current liabilities	(2,236)
Other long term liabilities	(174)
Total assets acquired and liabilities assumed	$58,047
The Hunter acquisition has resulted in approximately $26.5 million of goodwill, which is expected to be deductible for tax purposes and has been assigned entirely to the Company’s MDS segment. The Company believes goodwill primarily relates to strategic fit, resulting synergies and the acquired workforce that this business brings to existing operations. The fair values of acquired identifiable intangible assets have been determined to be Level 3 under the fair value hierarchy and have been estimated based on projected future cash flows and customer attrition rates, discounted using an estimated weighted average cost of capital. The customer relationships are being amortized using an accelerated methodology over ten years. The non-compete agreements are being amortized using a straight-line methodology over two years.
Included in the Company’s Consolidated Statements of Income for the year ended June 30, 2015 are net sales of approximately $14.3 million and net loss before income taxes of approximately $0.7 million, since the April 14, 2015 acquisition of Hunter.
The Company incurred legal, professional and other costs related to this acquisition aggregating approximately $0.4 million for the year ended June 30, 2015. These costs were recognized as selling and administrative expenses and reflected as non-segment corporate and other unallocated costs.
Stealth.com — On March 16, 2015, the Company completed the acquisition of substantially all of the assets of Stealth.com ("Stealth"), a $10.4 CAD ($8.0 USD) million (unaudited) annual revenue business, located in Woodbridge, ON Canada in a $16.0 CAD ($12.6 USD) million all-cash transaction. The transaction includes a $1.9 million CAD ($1.5 USD) million escrowed holdback which is available to fund any potential post-closing working capital adjustment and potential seller indemnification obligations in relation to the acquisition agreement. The acquired business, which is part of the Company's ECP segment, is a supplier of high performance ruggedized industrial grade computer systems and peripherals that include Mini PC/Small Form Factor Computers, Rackmount Server PCs, Rugged Industrial LCD Monitors, Rugged Portable PCs, Industrial Grade Keyboards and Rugged Trackballs and Mice. The initial accounting for this acquisition is not complete pending detailed analyses of the facts and circumstances that existed as of the acquisition date.
The Stealth acquisition has preliminarily resulted in approximately $8.6 CAD ($6.7 USD) million of goodwill, which is expected to be deductible for tax purposes and has been assigned entirely to the Company’s ECP segment. The Company believes goodwill primarily relates to strategic fit.

Included in the Company’s Consolidated Statements of Income for the year ended June 30, 2015 are net sales of approximately $2.5 million and net income before income taxes of approximately $0.4 million, since the March 16, 2015 acquisition of Stealth.
The Company incurred legal, professional and other costs related to this acquisition aggregating approximately $0.3 million for the year ended June 30, 2015. These costs were recognized as selling and administrative expenses and reflected as non-segment corporate and other unallocated costs.
KEP Marine — On January 21, 2015, the Company completed the acquisition of certain assets of KEP Marine, a $3 million (unaudited) annual revenue business and division of Kessler-Ellis Products, located in Eatontown, NJ, in a $4.3 million all-cash transaction. The acquired business, which is part of the Company's ECP segment, designs and manufactures industrial displays, industrial computers and HMI software for the Marine market. These product lines will be consolidated into the Aydin Displays facility, located in Birdsboro, PA.
The KEP Marine acquisition has preliminarily resulted in approximately $1.6 million of goodwill, which is expected to be deductible for tax purposes and has been assigned entirely to the Company’s ECP segment. The Company believes goodwill primarily relates to strategic fit.
The Company incurred legal, professional and other costs related to this acquisition aggregating approximately $0.1 million for the year ended June 30, 2015. These costs were recognized as selling and administrative expenses and reflected as non-segment corporate and other unallocated costs.
Real-Time Enterprises, Inc. — On January 20, 2015, the Company completed the acquisition of Real-Time Enterprises, Inc. ("RTEmd"), a $4 million (unaudited) annual revenue business, located in Pittsford, NY, in a $2.3 million all-cash transaction. Additional consideration of up to $0.8 million is contingent upon RTEmd attaining certain performance thresholds during the twelve month period following the transaction. RTEmd will continue to service its current and future customers out of its Pittsford, NY location. The acquired business, which is part of the Company's MDS segment, is a leading developer of embedded software to operate medical devices and diagnostic equipment through a disciplined approach to product development and quality/regulatory services with specific product experience such as patient monitoring, medical imaging, in-vitro diagnostics, electro-medical systems, surgical applications, ophthalmology, nephrology, infusion pumps and medical imaging. The initial accounting for this acquisition is not complete pending detailed analyses of the facts and circumstances that existed as of the acquisition date. The Company has recorded a $0.4 million liability in relation to the purchase date estimated fair value of the additional contingent consideration for this acquisition. The Company estimated the fair value of the contingent consideration using an income approach, which is based on significant inputs, primarily forecasted future operating results of the acquired businesses, not observable in the market and thus representing a Level 3 measurement as defined in ASC 820. The Company adjusts the fair value of contingent consideration through operating expenses if there are changes to the inputs used in the income approach and as a result of the passage of time.
The RTEmd acquisition has preliminarily resulted in approximately $1.9 million of goodwill, which is not expected to be deductible for tax purposes and has been assigned entirely to the Company’s MDS segment. The Company believes goodwill primarily relates to strategic fit.
The Company incurred legal, professional and other costs related to this acquisition aggregating approximately $0.2 million for the year ended June 30, 2015. These costs were recognized as selling and administrative expenses and reflected as non-segment corporate and other unallocated costs.
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
The Argotec acquisition has resulted in approximately $0.2 million of goodwill, which is not expected to be deductible for tax purposes and has been assigned entirely to the Company’s ECP segment. The Company believes goodwill primarily relates to strategic fit.
The Company incurred legal, professional and other costs related to this acquisition aggregating less than $0.1 million for the year ended June 30, 2015. These costs were recognized as selling and administrative expenses and reflected as non-segment corporate and other unallocated costs.

Industrial Electronic Devices, Inc. — On December 3, 2014, the Company completed the acquisition of certain assets of Industrial Electronic Devices, Inc. ("IED"), a $3.0 million (unaudited) annual revenue business, located in Flemington, NJ in a $3.3 million all-cash transaction. The transaction includes a $0.5 million escrowed holdback which is available to fund any potential seller indemnification obligations in relation to the acquisition agreement. The acquired business, which is part of the Company's ECP segment, designs and manufactures a full line of ruggedized displays for the Industrial and Marine markets. IED's catalog spans over 600 standard, semi-custom and custom configurations, incorporating some of the most advanced flat panel displays and touch screen technology available. These product lines have been consolidated into the Aydin Displays facility, located in Birdsboro, PA.
The IED acquisition has resulted in approximately $2.0 million of goodwill, which is expected to be deductible for tax purposes and has been assigned entirely to the Company’s ECP segment. The Company believes goodwill primarily relates to strategic fit.
The Company incurred legal, professional and other costs related to this acquisition aggregating approximately $0.2 million for the year ended June 30, 2015. These costs were recognized as selling and administrative expenses and reflected as non-segment corporate and other unallocated costs.
Electronic Manufacturing Technology, LLC. — On July 9, 2014, the Company completed the acquisition of Electronic Manufacturing Technology, LLC. (“eMT”), located in Irvine, CA. The purchase price of $22.1 million which included $1.5 million of acquired cash, is subject to certain post-closing adjustments and was financed through the use of borrowing under the Company's Credit Facility. The transaction includes a $2.4 million escrowed holdback which is available to fund any potential post-closing working capital adjustment and potential seller indemnification obligations in relation to the acquisition agreement.
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
The Company is in the process of reviewing the preliminary valuations of certain working capital items. The following table represents the preliminary allocation of the total consideration to assets acquired and liabilities assumed in the acquisition of eMT based on Sparton’s preliminary estimate of their respective fair values at the acquisition date (in thousands):

Total purchase consideration:
Cash	$20,000
Post closing working capital adjustment	1,600
Post closing income tax adjustment	469
Total purchase consideration	$22,069
Assets acquired and liabilities assumed:
Cash	$1,505
Accounts receivable	4,444
Inventory	4,090
Other current assets	26
Property, plant and equipment	584
Customer relationships	5,950
Non-compete agreements	2,730
Trade names	80
Goodwill	6,959
Other long term assets	30
Accounts payable	(3,636)
Other current liabilities	(693)
Total assets acquired and liabilities assumed	$22,069
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
Included in the Company’s Consolidated Statements of Income for the year ended June 30, 2015 are net sales of approximately $24.0 million and income before income taxes of approximately $2.5 million, since the July 9, 2014 acquisition of eMT. The initial accounting for this acquisition is not complete pending detailed analyses of the facts and circumstances that existed as of the acquisition date.

The Company incurred legal, professional and other costs related to this acquisition aggregating approximately $0.6 million for the year ended June 30, 2015. These costs were recognized as selling and administrative expenses and reflected as non-segment corporate and other unallocated costs.
Fiscal Year 2014
The following table represents the allocation of the total consideration to assets acquired and liabilities assumed in the 2014 acquisitions based on Sparton’s estimate of their respective fair values at the acquisition date (in thousands):

	Aubrey Group, Inc.	Beckwood Services, Inc.	Aydin Displays, Inc.
Total purchase consideration:
Cash	$5,300	$15,300	$15,000
Cash consideration paid for excess cash	573	—	—
Working capital adjustment	(252)	46	502
Total purchase consideration	$5,621	$15,346	$15,502
Assets acquired and liabilities assumed:
Cash	$1,056	$—	$—
Accounts receivable	680	1,157	2,279
Inventories	184	2,075	6,601
Deferred income taxes	4	108	—
Other current assets	22	122	895
Property, plant and equipment	221	83	582
Customer relationships	—	10,000	1,500
Non-compete agreements	140	280	—
Trade names and trademarks	—	—	180
Unpatented technology	—	—	650
Goodwill	4,510	6,731	2,181
Deferred income taxes - non-current	290	(3,761)	—
Other long-term assets	—	8	2,292
Accounts payable	(173)	(866)	(1,215)
Other current liabilities	(1,313)	(591)	(443)
Total assets acquired and liabilities assumed	$5,621	$15,346	$15,502
Aubrey Group, Inc. — On March 17, 2014, the Company completed the acquisition of Aubrey Group, Inc. ("Aubrey”), located in Irvine, CA, in a $5.0 million all-cash transaction after settlement of an approximate $0.3 million post-closing working capital adjustment during the first quarter of fiscal 2015. Additional consideration of approximately $0.6 million was paid at closing for cash of the business in excess of net customer deposits held by the Aubrey. The transaction was financed through the use of borrowings under the Company's Credit Facility.
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
Fiscal Year 2013
The following table represents the allocation of the total consideration to assets acquired and liabilities assumed in the 2013 acquisitions based on Sparton’s estimate of their respective fair values at the acquisition date (in thousands):

	Creonix, LLC	Onyx EMS, LLC
Total purchase consideration:
Cash	$2,100	$43,250
Working capital adjustment	(105)	2,188
Total purchase consideration	$1,995	$45,438
Assets acquired and liabilities assumed:
Accounts receivables	$—	$7,529
Inventories	1,321	8,986
Other current assets	—	403
Property, plant and equipment	304	13,656
Customer relationships	270	10,200
Non-compete agreements	—	200
Goodwill	100	7,195
Accounts payable	—	(1,654)
Other current liabilities	—	(1,077)
Total assets acquired and liabilities assumed	$1,995	$45,438
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
The acquired business, which is reported in the Company's Complex Systems segment, provided the Company with the capability of cable and wire harness engineering and assembly. Additionally, the acquisition provided further expansion into the Industrial and Military & Aerospace markets, diversified Sparton's customer base and increased utilization of the Company's existing assets through the consolidation of this business into Complex Systems's Brooksville, Florida plant. Creonix primarily manufactures products and components for battery monitoring, high speed optical imaging, neuromuscular incapacitation, imaging and wiring assemblies for military applications and electrical grid transformer protection systems.

Onyx EMS, LLC — On November 15, 2012, the Company completed the acquisition of Onyx EMS, LLC (“Onyx”) in a $43.3 million all-cash transaction, subject to certain post-closing adjustments, which was financed through the use of Company cash and borrowings under the Company's credit facility. Additional consideration of $2.2 million was paid in relation to a post-closing working capital adjustment, which was settled in the Company's fiscal 2013 third quarter.
The acquired business, which is reported in the Company's Medical segment, provided further expansion regionally into the Minneapolis medical device corridor, diversified the Company's customer base through both existing programs and a strong business development pipeline, and increased the number of complex sub-assembly and full device programs within Sparton. Additionally, Onyx brought long-term customers which can utilize Sparton's expanded list of service offerings such as our low cost country footprint in Vietnam and full engineering design capabilities. Onyx primarily manufactures medical devices for OEM and ET companies, including products for cardiovascular diagnostics, hearing assistance, patient temperature and warming, point-of-care diagnostics and surgical equipment used in intraosseous medicine. Onyx also produces products such as precision measurement instruments for monitoring air quality and pollution, commercial fire and smoke alarm systems, sensing tools, test fixtures, and complex LED assemblies.
Pro Forma Results
The following table summarizes, on a pro forma basis, the combined results of operations of the Company and the acquired businesses of Hunter, Stealth, KEP, RTEmd, Argotec, IED and eMT, as though the acquisitions had occurred as of July 1, 2013 and Aubrey, Beckwood and Aydin as though the acquisitions had occurred as of July 1, 2012. The pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the acquisitions occurred as of July 1, 2013 and 2012, respectively, or of future consolidated operating results (in thousands, except per share amounts):

	For the Year Ended
	June 30, 2015	June 30, 2014
Net sales	$461,734	$465,229
Income before income taxes	$19,345	$33,654
Net income	$15,219	$27,296
Net income per share — basic	$1.54	$2.70
Net income per share — diluted	$1.54	$2.69
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
(4) Inventories and Cost of Contracts in Progress, net
The following are the major classifications of inventory, net of interim billings, at June 30, 2015 and 2014 (in thousands):

	June 30, 2015	June 30, 2014
Raw materials	$60,668	$40,535
Work in process	19,047	10,609
Finished goods	7,244	10,188
Total inventory and cost of contracts in progress, gross	86,959	61,332
Inventory to which the U.S. government has title due to interim billings	(7,456)	(7,960)
Total inventory and cost of contracts in progress, net	$79,503	$53,372
The Company recorded inventory write-downs totaling $0.9 million and $0.5 million for fiscal years 2015 and 2014, respectively. These charges are included in cost of goods sold for the periods presented.
(5) Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following at June 30, 2015 and 2014 (in thousands):

	June 30, 2015	June 30, 2014
Land and land improvements	$1,429	$1,429
Buildings and building improvements	27,482	25,779
Machinery and equipment	36,923	29,480
Construction in progress	2,278	1,893
Total property, plant and equipment	68,112	58,581
Less accumulated depreciation	(35,504)	(30,058)
Property, plant and equipment, net	$32,608	$28,523

(6) Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill for the years ended June 30, 2015 and 2014, and the ending composition of goodwill as of June 30, 2015 and June 30, 2014, are as follows (in thousands):

	June 30, 2015
	Manufacturing & Design Services	Engineered Components & Products	Total
Goodwill, beginning of period	$26,008	$2,181	$28,189
Additions to goodwill during the period	35,504	10,482	45,986
Goodwill, end of period	$61,512	$12,663	$74,175

	June 30, 2014
	Manufacturing & Design Services	Engineered Components & Products	Total
Goodwill, beginning of period	$14,767	$—	$14,767
Additions to goodwill during the period	11,241	2,181	13,422
Goodwill, end of period	$26,008	$2,181	$28,189

	June 30, 2015
	Manufacturing & Design Services	Engineered Components & Products	Total
Acquired goodwill	$74,665	$12,663	$87,328
Accumulated impairment	(13,153)	—	(13,153)
Goodwill	$61,512	$12,663	$74,175

	June 30, 2014
	Manufacturing & Design Services	Engineered Components & Products	Total
Acquired goodwill	$39,161	$2,181	$41,342
Accumulated impairment	(13,153)	—	(13,153)
Goodwill	$26,008	$2,181	$28,189

The amortization periods, gross carrying amounts, accumulated amortization, accumulated impairments and net carrying values of intangible assets at June 30, 2015 and June 30, 2014 are as follows (dollars in thousands):

	Original Amortization Period in Months			Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Net Carrying Value
	June 30, 2015
Amortized intangible assets:
Non-compete agreements	24	-	60	$4,229	$(1,100)	$—	$3,129
Customer relationships	84	-	180	56,595	(12,806)	(3,663)	40,126
Trademarks/Trade names	12	-	120	1,696	(145)	—	1,551
Unpatented technology			84	1,341	(322)	—	1,019
				$63,861	$(14,373)	$(3,663)	$45,825

	June 30, 2014
Amortized intangible assets:
Non-compete agreements	24	-	60	$420	$(46)	$—	$374
Customer relationships	120	-	180	29,870	(7,220)	(3,663)	18,987
Trademarks/trade names			120	180	(15)	—	165
Unpatented technology			84	650	(135)	—	515
				$31,120	$(7,416)	$(3,663)	$20,041
Sparton did not incur any significant costs to renew or alter the terms of its intangible assets during the year ended June 30, 2015. Amortization expense for the years ended June 30, 2015, 2014 and 2013 were approximately $6.6 million, $3.4 million and $1.6 million, respectively. A portion of the 2015 amortization expense is included in cost of goods sold on the income statement. Aggregate amortization expense relative to existing intangible assets for the periods shown is currently estimated to be as follows (in thousands):

Fiscal Year Ending June 30,
2016	$9,445
2017	8,384
2018	7,234
2019	6,215
2020 and thereafter	14,547
Total	$45,825
(7) Debt
Debt consists of the following at June 30, 2015 and 2014 (in thousands):

	June 30, 2015	June 30, 2014
Borrowings under Credit Facility	154,500	41,000
Less: current portion	—	(900)
Long-term debt, net of current portion	$154,500	$40,100
Current maturities of long-term debt at June 30, 2014 reflects the current portions of the Company’s previous credit facility.

On September 11, 2014, the Company replaced its previous credit facility with a new $200 million revolving line-of-credit facility with a group of banks (the “Credit Facility”) to fund future acquisitions and to support the Company’s working capital needs and other general corporate purposes. The Company expensed the remaining $0.4 million of deferred financing costs relating to the previous credit facility in the first quarter of fiscal 2015. On April 13, 2015, the Company amended the Credit Facility to increase the size of the revolving line-of-credit facility by $75 million to $275 million, reload uncommitted loans under the agreement and to make other sublimit and definitional changes. The Company has the right to request an increase of the facility in an amount of up to $100 million. The facility is secured by substantially all assets of the Company and its subsidiaries and expires on September 11, 2019.

Outstanding borrowings under the Credit Facility will bear interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six month periods, plus 1.00% to 1.75%, or at the bank’s base rate, as defined, plus 0.00% to 0.75%, based upon the Company’s Total Funded Debt/EBITDA Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the Credit Facility ranging from 0.20% to 0.35%, based on the Company’s Total Funded Debt/EBITDA Ratio, as defined. The Credit Facility includes representations, covenants and events of default that are customary for financing transactions of this nature. The effective interest rate on outstanding borrowings under the Credit Facility was 1.98% at June 30, 2015.

As a condition of the Credit Facility, the Company is subject to certain customary covenants, with which it was in compliance at June 30, 2015.

As of June 30, 2015, the Company had approximately $119.8 million available under its $275 million credit facility, reflecting borrowings of $154.5 million and certain letters of credit outstanding of $0.7 million. Additionally, the Company had available cash and cash equivalents of $14.9 million. As of that date, the Company had received performance based payments under U.S. Navy contracts in excess of the funding of production to date under those contracts of $1.8 million and were reported in the Consolidated Balance Sheets as other accrued expenses.

(8) Income Taxes
Income (loss) before income taxes by country consists of the following amounts (in thousands):

	For the year ended June 30,
	2015	2014	2013
United States	$14,533	$18,915	$15,239
Vietnam	38	691	936
Canada	384	(4)	(3)
	$14,955	$19,602	$16,172
Income taxes consists of the following components (in thousands):

	For the year ended June 30,
	2015	2014	2013
Current:
United States	$4,317	$6,913	$2,346
Vietnam	6	134	85
Canada	15	—	—
State and local	501	544	430
	4,839	7,591	2,861
Deferred:
United States	465	(852)	(14)
Vietnam	—	7	—
Canada	(1,055)	—	—
State and local	(283)	(131)	(145)
	(873)	(976)	(159)
	$3,966	$6,615	$2,702
The consolidated effective income tax rate differs from the statutory U.S. federal tax rate for the following reasons and by the following percentages:

	For the year ended June 30,
	2015	2014	2013
Statutory U.S. federal income tax rate	35.0%	35.0%	34.0%
Significant increases (reductions) resulting from:
Changes in valuation allowance	(7.5)	—	—
Domestic production activities deduction	(2.7)	(2.7)	(2.1)
Foreign tax rate differences	(0.2)	(0.7)	(1.4)
State and local income taxes, net of federal benefit	2.7	2.3	1.8
Canadian worthless stock and bad debt deduction	—	—	(12.5)
Other	(0.8)	(0.2)	(3.1)
Effective income tax rate	26.5%	33.7%	16.7%
Significant components of deferred income tax assets and liabilities at June 30, 2015 and 2014, are as follows (in thousands):

	June 30, 2015	June 30, 2014
Deferred tax assets:
Goodwill	$(5)	$906
Environmental remediation	2,254	2,458
Inventories	3,298	2,694
Employment and compensation accruals	1,341	1,090
Capital loss carryover	263	263
State tax carryovers	373	236
Canadian tax benefits	—	2,063
Canadian tax carryovers	1,164	—
Pension asset	148	—
Other	2,463	1,303
Deferred tax assets	11,299	11,013
Less valuation allowance	(393)	(2,456)
Deferred tax assets, net	10,906	8,557
Deferred tax liabilities:
Property, plant and equipment	(1,430)	(1,296)
Intangible assets	(237)	(1,397)
Pension asset	—	(16)
Other	(2,326)	(843)
Deferred tax liabilities	(3,993)	(3,552)
Net deferred tax assets	$6,913	$5,005
Net deferred income tax assets are included in the balance sheets at June 30, 2015 and 2014, as follows (in thousands):

	June 30, 2015	June 30, 2014
Current deferred income tax assets, net	$4,714	$3,813
Long term deferred income tax assets, net	2,199	1,192
	$6,913	$5,005
In preparing the Company's consolidated financial statements, management has assessed the likelihood that its deferred income tax assets will be realized from future taxable income. In evaluating the ability to recover its deferred income tax assets, management considers all available evidence, positive and negative, including the Company's operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred income tax assets will not be realized. Management exercises significant judgment in determining the Company's income tax expense, its deferred income tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred income tax assets.
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
The Company has deferred tax assets of $0.1 million and $0.4 million related to Federal and state net operating losses, respectively, which will expire beginning in 2031 and 2029, respectively. For financial reporting purposes, valuation allowances related to capital loss carryovers and state income tax carryovers are approximately $0.3 million as of both June 30, 2015 and 2014, with expiration beginning in 2017 and 2029, respectively. As of June 30, 2015, the Company has Canadian gross operating loss carryforwards of $4.4 million related to the Company's prior Canadian operations, which will begin to expire in 2029. In prior years, a full valuation allowance was established against these deferred tax assets. During fiscal 2015, in relation to its acquisition of the assets of Stealth.com, the Company reversed this valuation allowance as management now believes that the realization of these deferred tax assets is more likely than not. In making these decisions to both record a valuation allowance and to restore the deferred tax assets, the Company considered all available positive and negative evidence, including historical operating performance and projected future taxable income.
The Company's Vietnam operations are subject to a four-year tax holiday from the time the entity began to generate taxable income through 2015, which provides a preferential tax rate of 15% due to involvement in encouraged investments projects in Vietnam. The Company's Vietnamese operations resulted in taxable income in each of the years ended June 30, 2015, 2014, and 2013.  The dollar effects on the Company's net income resulting from the Vietnam tax holiday and incentives for the fiscal years ended June 30, 2014 and 2013 were $0.0 million and $0.1 million, respectively. The effects on basic and diluted earnings per share for the fiscal years ended June 30, 2015, 2014 and 2013 were $0.00, $0.01 and $0.01, respectively.
 During fiscal 2013, the Company recognized a $2.1 million income tax benefit for a worthless stock and bad debt deduction with respect to its investments and advances to its 100% owned Canadian subsidiary, Sparton of Canada, Ltd. Sparton of Canada, Ltd. is the legal entity that held the Company's Canadian operations until these operations were ceased during fiscal 2009.
The Company's income tax returns are subject to audit by federal, state and local governments, generally up to three to four years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws. The Company has not been notified by any major federal, state or local government that it will be subject to examination and open years include fiscal years 2008 through 2015.
(9) Employee Retirement Benefit Plans
Defined Benefit Pension Plan
As of June 30, 2015, 341 employees and retirees of the Company were covered by a defined benefit pension plan. Effective April 1, 2009, participation and the accrual of benefits in this pension plan were frozen, at which time all participants became fully vested and all remaining prior service costs were recognized. The components of net periodic pension expense for the years ended June 30, 2015, 2014 and 2013 were as follows (in thousands):

	For the year ended June 30,
	2015	2014	2013
Interest cost	326	355	343
Expected return on plan assets	(560)	(524)	(514)
Amortization of unrecognized net actuarial loss	81	128	183
Net periodic benefit (income) cost	(153)	(41)	12
Pro rata recognition of lump-sum settlements	—	85	—
Total periodic pension (income) expense	$(153)	$44	$12

The weighted average assumptions used to determine benefit obligations and net periodic benefit cost for fiscal 2015, 2014 and 2013 were as follows:

	Benefit Obligation			Benefit Cost
	2015	2014	2013	2015	2014	2013
Discount rate (1)	4.45%	4.35%	4.75%	4.35%	4.75%	4.25%
Rate of compensation increase (2)	—	—	—	—	—	—
Expected long-term rate on plan assets (3)	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%

(1)	The Company determines its assumption for the discount rate on an index of high-quality corporate bond yields and matching-funding yield curve analysis.

(2)	The rate of compensation increase for calculation of the benefit obligation is 0.0% due to the freezing of the plan as of April 1, 2009.

(3)	The expected long-term rate of return for plan assets is based on similar indices such as Citigroup Pension Liability Index and Composite Corporate Bond Rates as of the measurement date.
At June 30, 2015 and 2014, as a result of the fiscal 2009 plan curtailment, the accumulated benefit obligation is equal to the projected benefit obligation. The following tables summarize the changes in benefit obligations, plan assets and funded status of the plan at June 30, 2015 and 2014 (in thousands):

	June 30, 2015	June 30, 2014
Change in prepaid benefit cost:
Prepaid benefit cost at beginning of fiscal year	$1,643	$1,543
Net periodic benefit income (cost) for fiscal year	68	41
Employer contributions to plan	—	59
Prepaid benefit cost at end of fiscal year	$1,711	$1,643
Change in projected benefit obligation:
Projected benefit obligation at beginning of fiscal year	$8,107	$8,166
Interest cost	326	355
Actuarial experience and changes in assumptions	549	389
Benefits paid	(632)	(803)
Projected benefit obligation at end of fiscal year	$8,350	$8,107
Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$8,151	$7,748
Employer contributions	—	59
Actual return on plan assets	407	1,147
Benefits paid	(632)	(803)
Fair value of plan assets at end of fiscal year	$7,926	$8,151
Amounts recognized in the Consolidated Balance Sheets:
Pension asset	$—	$44
Pension liability — non-current portion	(424)	—
Funded status — total balance sheet asset (liability)	$(424)	$44
The Company’s policy is to fund the plan based upon legal requirements and tax regulations. For fiscal 2015, no cash contributions were made to the plan, and based upon current actuarial calculations and assumptions, no cash contributions are anticipated for fiscal 2016. Anticipated contributions, if any, are reflected as a current portion of the pension liability. During the years ended June 30, 2014 and 2013, approximately $0.1 million and $0.2 million, respectively, was contributed to the pension plan.
Pension related amounts recognized in other comprehensive income (loss), excluding tax effects, for the years ended June 30, 2015, 2014 and 2013 are as follows (in thousands):

	For the year ended June 30,
	2015	2014	2013
Amortization of unrecognized net actuarial loss	$81	$128	$183
Pro rata recognition of lump-sum settlements	—	85	—
Net actuarial (loss) gain	(702)	234	541
Total recognized in other comprehensive income (loss)	$(621)	$447	$724
The amounts in accumulated other comprehensive loss on the consolidated balance sheets, excluding tax effects, that have not yet been recognized as components of net periodic benefit cost at June 30, 2015 and 2014 are as follows (in thousands):

	June 30, 2015	June 30, 2014
Accumulated other comprehensive loss:
Net actuarial loss	$2,134	$1,513
Total	$2,134	$1,513
The estimated amount that will be amortized from accumulated other comprehensive loss, pre-tax, into net periodic pension cost in fiscal 2016 is expected to total approximately $0.1 million, consisting of amortization of unrecognized actuarial loss as well as lump sum settlement charges.
Expected benefit payments for the defined benefit pension plan for the next ten fiscal years are as follows (in thousands):

Fiscal Year Ended June 30,
2016	$990
2017	712
2018	668
2019	565
2020	569
2021 – 2025	2,517
Total	$6,021
The Company’s investment policy related to pension plan assets is based on a review of the actuarial and funding characteristics of the plan. Capital market risk and return opportunities are also considered. The investment policy’s primary objective is to achieve a long-term rate of return consistent with the actuarially determined requirements of the plan, as well as maintaining an asset level sufficient to meet the plan’s benefit obligations. A target allocation range between asset categories has been established to enable flexibility in investment, allowing for a better alignment between the long-term nature of pension plan liabilities, invested assets and current and anticipated market returns on those assets.
Below is a summary of pension plan asset allocations as of June 30, 2015 and 2014, by asset category:

	Weighted Average Allocation For the Year Ended June 30,
	Target	2015	2014
Equity securities	40%-70%	60%	61%
Fixed income (debt) securities	30%-60%	37%	37%
Cash and cash equivalents	0%-10%	3%	2%
		100%	100%

The fair value of all the defined benefit pension plan assets is based on quoted prices in active markets for identical assets which are considered Level 1 inputs within the fair value hierarchy described in Note 2, of the "Notes to Consolidated Financial Statements" in this form 10-K. The total estimated fair value of plan assets by asset class at June 30, 2015 and 2014 were as follows (in thousands):

	June 30, 2015	June 30, 2014
Asset Class:
Equity securities:
Directly held corporate stock — Large Cap	$2,394	$2,152
Registered investment companies — Large Cap	1,079	1,336
Registered investment companies — Mid-Cap Growth	287	343
Registered investment companies — Small-Cap	359	318
Registered investment companies — International	646	873
Fixed income (debt) securities:
Registered investment companies — Intermediate Bond	2,896	2,990
Cash and cash equivalents	265	139
Total assets measured at fair value	$7,926	$8,151

Defined Contribution Plans
Substantially all of the Company’s U.S. employees are eligible to participate in the Company’s 401(k) defined contribution plan. The plan allows employees to contribute up to 100% of their eligible compensation up to a maximum amount allowed by law and provides that the Company may, at its discretion, make matching contributions, profit sharing contributions or qualified non-elective contributions. During each of the years ended June 30, 2015, 2014 and 2013, the Company matched 50% of participants’ contributions up to 6% of their eligible compensation.
Under the plan, at the election of the participant, both employee and employer contributions may be invested in any of the available investment options, which include Sparton common stock. As of June 30, 2015, approximately 111,000 shares of Sparton common stock were held in the 401(k) plan. Amounts expensed related to the Company’s matching contributions and administrative expenses for the plan were approximately $1.2 million, $1.2 million and $0.9 million for the years ended June 30, 2015, 2014 and 2013, respectively. As of June 30, 2015, plan assets totaled approximately $44.4 million.
(10) Commitments and Contingencies
Operating Leases — The Company is obligated under operating lease agreements for a portion of its production machinery and data processing equipment. Such leases, some of which are non-cancelable and in many cases include purchase or renewal options, expire at various dates and typically provide for monthly payments over a fixed term in equal, non-escalating amounts. Generally, the Company is responsible for maintenance, insurance and taxes relating to these leased assets. The Company is additionally obligated under various operating lease agreements, with its corporate headquarters in Schaumburg, Illinois. Each of these leases provide for escalating minimum monthly base rental payments, require the Company to provide for maintenance, insurance and property taxes in addition to minimum monthly base rental and include renewal options. At June 30, 2015, the future minimum annual lease payments under these agreements are as follows (in thousands):

For the fiscal years ended:
2016	$2,547
2017	2,737
2018	2,080
2019	1,431
2020	1,338
Thereafter	2,381
Total	$12,514

Rent expense was approximately $2.5 million, $1.5 million and $1.4 million for the years ended June 30, 2015, 2014 and 2013, respectively. Included in rent expense for the years ended June 30, 2015, 2014 and 2013 was approximately $0.5 million, $0.3 million and $0.2 million, respectively, of contingent rent expense primarily relating to the Company’s corporate headquarters in Schaumburg, Illinois and its Frederick, Colorado facility.
Environmental Remediation — Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Although the Company entered into a long-term lease of the Coors Road property that was accounted for as a sale of property during fiscal 2010, it remains responsible for the remediation obligations related to its past operation of this facility. During the fourth quarter of each fiscal year, Sparton performs a review of its remediation plan, which includes remediation methods currently in use, desired outcomes, progress to date, anticipated progress and estimated costs to complete the remediation plan by fiscal 2030, following the terms of a March 2000 Consent Decree. The Company’s minimum cost estimate is based upon existing technology and excludes certain legal costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements. The review performed in the fourth quarter of fiscal 2015 did not result in changes to the related liability. During the 2014 review, the Company found: additional concentrations of contaminants on-site that required clean-up actions previously not included within the remediation plan; progress to date on the removal of certain other on-site contaminants was taking place slower than previously anticipated; and that certain efficiencies regarding periodic reporting were not being realized as had been previously anticipated. The discovery of additional on-site contaminants, slower than expected removal rates of other on-site contaminants and continued high periodic reporting costs added significant additional costs to the remediation project that are expected to continue for a number of years. As a result, the remaining estimated minimum future undiscounted costs of this financial liability increased to $8.2 million at June 30, 2014, thereby requiring a $4.2 million non-cash charge against operations in the fourth quarter of fiscal 2014. As of June 30, 2015, Sparton has accrued approximately $7.8 million as its estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which approximately $0.7 million is classified as a current liability and included on the balance sheet in other accrued expenses.
In fiscal 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8.4 million incurred from the date of settlement, of which approximately $6.0 million has been expended as of June 30, 2015 toward the $8.4 million threshold. It is expected that the DOE reimbursements will commence in the years after fiscal 2020. At June 30, 2015 and 2014, the Company recognized $1.8 million and $1.5 million in long-term assets in relation to these expected reimbursements and is considered collectible. The DOE receivables of $1.8 million at June 30, 2015 and the $1.5 million at June 30, 2014 are included in other non-current assets on the balance sheet. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At June 30, 2015, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded, could be up to $2.9 million before income taxes over the next fifteen years, with such amount expected to be offset by related reimbursement from the DOE of $1.0 million.
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
Litigation — On September 24, 2013, L-3 Communications Corporation, doing business as L-3 Linkabit ("L-3"), filed a complaint in the United States District Court for the Middle District of Florida, Orlando Division, against Sparton Corporation and Sparton Electronics. On August 24, 2015, Sparton and L-3 signed a mutual accord resolving the dispute. The agreement requires Sparton to pay L-3 $2.5 million on or before October 1, 2015 in consideration for dismissal of the litigation and is recorded in other accrued expenses on the Consolidated Balance Sheets. Neither party admitted to any mistakes, damage or fault.
U.S. Government Audits — Federal government agencies, including the Defense Contract Audit Agency and the Defense Contract Management Agency, routinely audit and evaluate government contracts and government contractors’ administrative processes and systems. These agencies review the Company’s performance on contracts, pricing practices, cost structure, financial capability and compliance with applicable laws, regulations and standards. They also review the adequacy of the Company’s internal control systems and policies, including the Company’s purchasing, accounting, estimating, compensation and management information processes and systems.  The Company works closely with these agencies to ensure compliance. The Company is not aware of any issues of noncompliance that would have a material impact on the Company’s financial position or results of operations.
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
2010 Plan. Under the 2010 Plan, the Company may grant to employees, officers and directors of the Company or its subsidiaries incentive and non-qualified stock options, stock appreciation rights, restricted stock or restricted stock units, performance awards and other stock-based awards, including grants of shares. Restricted stock awards granted to date to employees under the 2010 Plan vest annually over four years, subject to achievement of certain financial performance metrics in addition to the service requirements. Unrestricted stock awards granted to date under the 2010 Plan represent annual stock grants to directors as a component of their overall compensation. The 2010 Plan has a term of ten years. The total number of shares that may be awarded under the 2010 Plan is 1,000,000 shares of common stock, of which amount, 511,338 shares remain available for awards as of June 30, 2015.
The following table shows stock-based compensation expense by type of share-based award for the years ended June 30, 2015, 2014 and 2013 included in the consolidated statements of income (in thousands):

	For the year ended June 30,
	2015	2014	2013
Fair value expense of stock option awards	$352	$—	$—
Restricted stock units	518	—	—
Restricted and unrestricted stock	1,015	1,662	1,128
Total stock-based compensation	$1,885	$1,662	$1,128
The following table shows the total remaining unrecognized compensation cost related to restricted stock grants, restricted stock units grants and the fair value expense of stock option awards, as well as the weighted average remaining required service period over which such costs will be recognized as of June 30, 2015:

	Total Remaining Unrecognized Compensation Cost (in thousands)	Weighted Average Remaining Required Service Period (in years)
Fair value expense of stock option awards	$633	1.80
Restricted stock units	1,026	1.83
Restricted stock	471	1.47
	$2,130	1.74
During the year ended June 30, 2015, the Company awarded an aggregate of 123,684 stock options to certain members of management with a weighted average exercise price of $26.58. The fair value of each stock option is estimated at the grant date using the Black-Scholes option pricing method. The table below outlines the weighted average assumptions used for the options granted during the year ended June 30, 2015:

Weighted Average
Risk free interest rate	2.06%
Volatility	34.10%
Dividend yield	—
Expected life in years	6.25
Fair value price	$9.99
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
The Company did not grant any stock options during the years ended June 30, 2014 or 2013.
The following is a summary of activity for the year-ended June 30, 2015 related to the Company’s stock options granted under its long-term incentive plans:

	Number of Options	Weighted- Average Exercise Price
Options outstanding as of June 30, 2014	38,543	$8.57
Granted	123,684	26.58
Exercised	(19,247)	8.57
Forfeited	(35,396)	16.89
Expired	—	—
Options outstanding as of June 30, 2015	107,584	$26.54
The following is a summary of options outstanding at June 30, 2015:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractural Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number Exercisable	Weighted Average Remaining Contractural Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$23.85-$26.86	107,584	9.33	26.54	—	—	—	—	—
The aggregate intrinsic value of options outstanding at June 30, 2015 was approximately $0.1 million.

The following is a summary of activity for the year-ended June 30, 2015 related to restricted stock units granted under the Company’s long-term incentive plans:

	Shares	Weighted Average Fair Value
Restricted stock units at June 30, 2014	—	$—
Granted	75,045	26.70
Forfeited	(12,217)	26.35
Restricted stock units at June 30, 2015	62,828	$26.77
The following is a summary of activity for the year-ended June 30, 2015 related to restricted stock granted under the Company’s long-term incentive plans:

	Shares	Weighted Average Fair Value
Restricted stock at June 30, 2014	316,997	$12.38
Granted	26,793	25.86
Vested	(172,459)	11.16
Forfeited	(39,032)	19.56
Restricted stock at June 30, 2015	132,299	$14.58
The total fair value of restricted stock vested in the years ended June 30, 2015, 2014 and 2013 was $4.3 million, $1.6 million and $1.0 million, respectively.
(12) Earnings Per Share Data
Earnings per share calculations, including weighted average number of shares of common stock outstanding used in calculating basic and diluted income per share, for the years ended June 30, 2015, 2014 and 2013 are as follows (in thousands, except share data):

	For the For the Years Ended
	June 30, 2015	June 30, 2014	June 30, 2013
Net income	$10,989	$12,987	$13,470
Less net income allocated to contingently issuable participating securities	(126)	—	—
Net income available to common shareholders	$10,863	$12,987	$13,470

Weighted average shares outstanding – Basic	9,874,441	10,109,915	10,193,530
Dilutive effect of stock options	11,520	31,480	35,157
Weighted average shares outstanding – Diluted	9,885,961	10,141,395	10,228,687

Net income available to common shareholders per share:
Basic	$1.10	$1.28	$1.32
Diluted	$1.10	$1.28	$1.32
For the years ended June 30, 2015, 2014 and 2013, 132,299, 316,997 and 311,253, respectively, unvested restricted shares were included in determining both basic and diluted earnings per share. There were no potential shares of common stock issuable upon exercise of stock options excluded from diluted income per share computations because none would be anti-dilutive for the years ended June 30, 2015, 2014 and 2013.

(13) Stock Repurchase Plan
On October 22, 2014, the Company’s Board of Directors approved a repurchase by the Company of up to $5.0 million of shares of its common stock. The Company was authorized to purchase shares from time to time in open market, block and privately negotiated transactions. The stock repurchase program did not require the Company to repurchase any specific number of shares. Pursuant to this stock repurchase program, during fiscal 2015, the Company purchased 181,278 shares of its common stock at an average price of $27.55 per share for approximately $5.0 million.
On May 1, 2013, the Company’s Board of Directors approved a repurchase by the Company of up to $3.0 million of shares of its common stock over a 12-month period. The Company was authorized to purchase shares from time to time in open market, block and privately negotiated transactions at prices deemed appropriate by management, depending on market conditions, applicable laws and other factors. The stock repurchase program did not require the Company to repurchase any specific number of shares and could be modified, extended or terminated by the Board of Directors at any time. Pursuant to this stock repurchase program, during fiscal 2014, the Company purchased 47,119 shares of its common stock at an average price of $18.51 per share for approximately $0.9 million, and during fiscal 2013, the Company purchased 128,158 shares of its common stock at an average price of $16.55 per share for approximately $2.1 million. Total shares purchased pursuant to this stock repurchase program totaled 175,277 at an average price of $17.08.
Shares purchased under the both plans were canceled upon repurchase. As of June 30, 2015, all authorized funds under the stock repurchase program have been expended.
(14) Restructuring Activities
Creonix Acquisition Related Restructuring
In conjunction with the fiscal 2013 Creonix acquisition, the Company consolidated the Creonix operations into the Company’s Brooksville, Florida facility. These integration activities consisted primarily of approximately $0.2 million of workforce severance and retention costs, less than $0.1 million of production transfer costs and less than $0.1 million of facility closing costs. Inception to date restructuring charges recognized within the Complex Systems segment of approximately $0.2 million were incurred as of September 30, 2013 associated with these acquisition related restructuring activities. The Company does not expect to recognize any additional costs associated with these restructuring activities. All cash expenditures associated with these activities were made as of June 30, 2014.
(15) Business Segments
The Company is a provider of design, development and manufacturing services for complex electromechanical devices, as well as sophisticated engineered products complementary to the same electromechanical value stream. The Company serves the Medical & Biotechnology, Military & Aerospace and Industrial & Commercial markets through two reportable business segments; Manufacturing & Design Services and Engineered Components & Products. Reportable segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker ("CODM") in assessing performance and allocating resources. The Company's CODM is its Senior Vice President of Operations. During the first quarter of fiscal 2015, the Company changed the way it internally reports, manages and the CODM evaluates the business and subsequently revised its reportable segments. The prior reportable segments of Medical and Complex Systems have been combined and are referred to as Manufacturing and Design Services ("MDS"). The Company's Medical customers (former Medical segment) and Military & Aerospace customers (former Complex Systems segment) have been combined as the economics of the underlying customer base, the nature of the products and services and the production process are significantly similar. As a result of this change in the reporting of segments, the CODM's assessment of the performance of medical customers separately from Military & Aerospace customers is no longer meaningful in assessing performance and allocating resources. In the MDS segment, the Company performs contract manufacturing and design services utilizing customer-owned intellectual property. The prior Defense and Security Systems reportable segment is now referred to as Engineered Components and Products ("ECP"). In the ECP segment, the Company performs manufacturing and design services using the Company's intellectual property. The Company has restated the prior periods to conform to the current year's presentation.
The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company's resources on a segment basis. Net sales are attributed to the segment in which the product is manufactured or service is performed. A segment's performance is evaluated based upon its operating income, contribution margin, gross margin and a variety of other factors. A segment's operating income includes its gross profit on sales less its selling and administrative expenses, including allocations of certain corporate operating expenses. Certain corporate operating expenses are allocated to segment results based on the nature of the service provided. Other corporate operating expenses, including certain administrative, financial and human resource activities as well as items such as interest expense, interest income, other income (expense) and income taxes are not allocated to operations and are excluded from segment profit. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments. Inter-segment transactions are generally accounted for at amounts that approximate arm's length transactions. Identifiable assets by segments are those assets that are used in each segment's operations. The accounting policies for each of the segments are the same as for the Company taken as a whole.
Manufacturing and Design Services segment operations are comprised of contract design, manufacturing and aftermarket repair and refurbishment of sophisticated printed circuit card assemblies, sub-assemblies, full product assemblies and cable/wire harnesses for customers seeking to bring their intellectual property to market. Customers include OEM and ET customers serving the Medical & Biotechnology, Military & Aerospace and Industrial & Commercial markets. In engineering and manufacturing for its customers, this segment adheres to very strict military and aerospace specifications, Food and Drug Administration (“FDA”) guidelines and approvals, in addition to product and process certifications. Sparton additionally is a leading developer of embedded software and software quality assurance services in connection with medical devices and diagnostic equipment.
Engineered Components and Products segment operations are comprised of design, development and production of proprietary products for both domestic and foreign defense as well as commercial needs. Sparton designs and manufactures ASW devices known as sonobuoys for the U.S. Navy and foreign governments that meet Department of State licensing requirements. This segment also performs an engineering development function for the United States military and prime defense contractors for advanced technologies ultimately leading to future defense products as well as replacements for existing products. The sonobuoy product line is built to stringent military specifications. These products are restricted by International Tariff and Arms Regulations (“ITAR”) and qualified by the U.S. Navy, which limits opportunities for competition. Sparton is also a provider of ruggedized flat panel display systems for military panel PC workstations, air traffic control and industrial and commercial marine applications, as well as high performance industrial grade computer systems and peripherals. Ruggedized displays are manufactured for prime contractors, in some cases to specific military grade specifications. Additionally, this business unit internally develops and markets commercial products for underwater acoustics and microelectromechanical (“MEMS”)-based inertial measurement.

Operating results and certain other financial information about the Company’s two reportable segments for the years ended June 30, 2015, 2014 and 2013 were as follows (in thousands):

	For the Year Ended June 30, 2015
	Manufacturing & Design Services	Engineered Components & Products	Corporate and Other Unallocated	Eliminations	Total
Sales	$263,940	$136,315	$—	$(18,130)	$382,125
Gross profit	36,461	38,210	—	—	74,671
Operating income (loss)	9,535	25,033	(17,316)	—	17,252
Selling and administrative expenses	18,615	10,895	17,366	—	46,876
Internal research and development expenses	—	1,502	—	—	1,502
Depreciation/amortization	8,875	1,648	713	—	11,236
Capital expenditures	1,599	1,294	2,909	—	5,802

	For the Year Ended June 30, 2014
	Manufacturing & Design Services	Engineered Components & Products	Corporate and Other Unallocated	Eliminations	Total
Sales	$246,129	$109,134	$—	$(18,762)	$336,501
Gross profit	34,782	30,033	—	—	64,815
Operating income (loss)	17,029	19,943	(16,721)	—	20,251
Selling and administrative expenses	14,449	8,750	12,499	—	35,698
Internal research and development expenses	—	1,169	—	—	1,169
Restructuring charges	188	—	—	—	188
Depreciation/amortization	6,576	1,149	398	—	8,123
Capital expenditures	1,412	1,090	999	—	3,501

	For the Year Ended June 30, 2013
	Manufacturing & Design Services	Engineered Components & Products	Corporate and Other Unallocated	Eliminations	Total
Sales	$207,898	$75,430	$—	$(18,325)	$265,003
Gross profit	28,051	17,760	—	—	45,811
Operating income (loss)	15,531	11,525	(10,639)	—	16,417
Selling and administrative expenses	10,890	4,935	10,626	—	26,451
Internal research and development expenses	—	1,300	—	—	1,300
Restructuring charges	55	—	—	—	55
Depreciation/amortization	3,903	626	232	—	4,761
Capital expenditures	2,566	996	310	—	3,872

	As of June 30, 2015
	Manufacturing & Design Services	Engineered Components & Products	Corporate and Other Unallocated	Eliminations	Total
Total assets	$238,777	$64,880	$33,894	$—	$337,551

	As of June 30, 2014
	Manufacturing & Design Services	Engineered Components & Products	Corporate and Other Unallocated	Eliminations	Total
Total assets	$144,991	$35,033	$18,956	$—	$198,980

(16) Business, Geographic and Sales Concentration
Sales to individual customers in excess of 10% of total net sales for the years ended June 30, 2015, 2014 and 2013 were as follows:

	For the year ended June 30,
	2015	2014	2013
U.S. Navy (a)	25%	19%	20%
Fenwal Blood Technologies (b)	10%	14%	20%

(a)	Sales to the United States Navy, including those made through the Company’s ERAPSCO joint venture, are included in the results of the Company’s ECP segment.
(b)Sales to Fenwal Blood Technologies are included in the results of the Company’s MDS segment.
Net sales were made to customers located in the following countries (in thousands):

	For the year ended June 30,
	2015	2014	2013
United States	$345,643	$296,328	$235,231
Other foreign countries (a)	36,482	40,173	29,772
Consolidated total	$382,125	$336,501	$265,003

(a)	No other single country or currency zone accounted for 10% or more of export sales in the fiscal years ended June 30, 2015, 2014, or 2013.
ASW devices and related engineering contract services to the U.S. government and foreign countries contributed approximately $110.2 million (29%), $92.8 million (28%) and $73.8 million (28%), respectively, to total net sales for the fiscal years ended June 30, 2015, 2014 and 2013.
The Company’s investment in property, plant and equipment, which are located in the United States and Vietnam, are summarized, net of accumulated depreciation, as follows (in thousands):

	As of June 30, 2015	As of June 30, 2014
United States	$30,205	$26,092
Vietnam	2,403	2,431
Consolidated total	$32,608	$28,523

(17) Quarterly Results of Operations (Unaudited) (In thousands, except per share amounts):

	Quarter
	1st	2nd	3rd	4th
Year ended June 30, 2015
Net sales	$77,025	$85,642	$93,065	$126,393
Gross profit	12,814	15,171	18,631	28,055
Net income	196	1,562	4,133	5,098
Income per share - Basic	0.02	0.16	0.42	0.52
Income per share - Diluted	0.02	0.16	0.42	0.51
Year ended June 30, 2014
Net sales	$74,301	$84,717	$83,983	$93,500
Gross profit	12,297	15,132	16,478	20,908
Net income	2,286	3,484	4,246	2,971
Income per share - Basic	0.23	0.34	0.42	0.29
Income per share - Diluted	0.23	0.34	0.42	0.29
(18) Subsequent Event
On September 24, 2013, L-3 Communications Corporation, doing business as L-3 Linkabit ("L-3"), filed a complaint in the United States District Court for the Middle District of Florida, Orlando Division, against Sparton Corporation and Sparton Electronics. On August 24, 2015, Sparton and L-3 signed a mutual accord resolving the dispute. The agreement requires Sparton to pay L-3 $2.5 million on or before October 1, 2015 in consideration for dismissal of the litigation and is recorded in other accrued expenses on the Consolidated Balance Sheets. Neither party admitted to any mistakes, damage or fault.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)
Years Ended June 30,

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Allowance for Losses Acquired	Write-Offs/ Dispositions	Balance at End of Period
2015
Allowance for losses on accounts receivable	$126	$47	$97	$(97)	$173
2014
Allowance for losses on accounts receivable	$61	$87	$57	$(79)	$126
2013
Allowance for losses on accounts receivable	$146	$128	$54	$(267)	$61

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Second Amended Articles of Incorporation of the Registrant, incorporated herein by reference from the Registrant’s Proxy Statement on Form DEF 14A filed with the SEC on September 21, 2010.

3.2	Amended and Restated Code of Regulations of the Registrant, incorporated herein by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2015.

10.1
Amended and Restated Credit and Guaranty Agreement dated September 11, 2014, entered into between BMO Harris Bank N.A. and the Borrowers, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 16, 2014.

10.2
Amendment No. 1 dated March 16, 2015 to the Amended and Restated Credit and Guaranty Agreement dated September 11, 2014, entered into between BMO Harris Bank N.A. and the Borrowers, incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q filed with SEC on May 5, 2015.

10.3
Amendment No. 2 dated April 13, 2015 to the Amended and Restated Credit and Guaranty Agreement dated September 11, 2014, entered into between BMO Harris Bank N.A. and the Borrowers, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 17, 2015.

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

10.7†
Second Amendment to the Sparton Corporation 2010 Long-Term Incentive Plan dated June 24, 2010, incorporated by reference from Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the SEC on September 9, 2014.

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

10.11†
First Amendment to Executive Employment Agreement, effective as of September 17, 2012, by and between the Company and Gordon Madlock, incorporated by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2012.

10.12†
Employment Agreement dated January 5, 2009 by and between the Company and Michael Osborne, incorporated by reference from Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed with the SEC on September 7, 2011.

10.13†
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

10.15†
First Amendment to Executive Employment Agreement, effective as of September 17, 2012, by and between the Company and Steven Korwin, incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2012.

10.16†
Executive Employment Agreement, effective as of September 8, 2015, by and between the
Company and Joseph G. McCormack, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2015.

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

10.201
Solicitation, Offer and Award with an effective date of July 16, 2014 issued by the Naval Warfare Center to ERAPSCO, incorporated by reference from Exhibit 10.20 to the Registrant's Annual Report on Form 10-K filed with the SEC on September 9, 2014.

10.211
Amendment of Solicitation/Modification of Contract with an effective date of July 28, 2014 issued by the Naval Warfare Center to ERAPSCO, incorporated by reference from Exhibit 10.21 to the Registrant's Annual Report on Form 10-K filed with the SEC on September 9, 2014.

10.221
Amendment of Solicitation/Modification of Contract with an effective date of August 25, 2014 issued by the Naval Warfare Center to ERAPSCO, incorporated by reference from Exhibit 10.22 to the Registrant's Annual Report on Form 10-K filed with the SEC on September 9, 2014.

10.231
Order for Supplies or Services with an effective date of July 17, 2014 issued by the Naval Warfare Center to ERAPSCO, incorporated by reference from Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed with the SEC on September 9, 2014.

10.241
Amendment of Solicitation/Modification of Contract with an effective date of August 5, 2014 2014 issued by the Naval Warfare Center to ERAPSCO, incorporated by reference from Exhibit 10.24 to the Registrant's Annual Report on Form 10-K filed with the SEC on September 9, 2014.

10.251
Subcontract with an effective date of July 17, 2014 between Sparton DeLeon Springs, LLC and ERAPSCO, incorporated by reference from Exhibit 10.25 to the Registrant's Annual Report on Form 10-K filed with the SEC on September 9, 2014.

10.26*1	Modification of Subcontract with an effective date of April 10, 2015 between Sparton DeLeon Springs, LLC and ERAPSCO.

10.27
Form of Nonqualified Stock Option Agreement under Sparton Corporation’s Long-Term Incentive Plan, incorporated by reference from Exhibit 10.3 to the Registrant’s Form 10-Q filed with the SEC on November 4, 2014.

10.28
Form of Grant of Restricted Stock Unit under Sparton Corporation’s Long Term Incentive Plan, incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-Q filed with the SEC on November 4, 2014.

10.29†
Form of Director and Officer Indemnification Agreement entered into as of May 1, 2014 with each of the Company's directors and executive officers, incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on February 3, 2014.

10.30†
Adoption Agreement to Deferred Compensation Plan dated as of January 29, 2014, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 4, 2014.

10.31†	First Amendment to the Sparton Corporation Deferred Compensation Plan, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 3, 2014.

10.32†	Second Amendment to the Sparton Corporation Deferred Compensation Plan, incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 3, 2014.

21.1*	Subsidiaries of Sparton Corporation.

23.1*	Consent of BDO USA, LLP.

31.1*	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

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