Form 10-K/A
period 2015-06-30
SPARTON CORP
filed 2015-09-14
CIK 92679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

Documents Incorporated by Reference
Sparton Corporation incorporates by reference its Annual Report on Form 10-K for the fiscal year ended June 30, 2015 which it filed with the U.S. Securities and Exchange Commission on September 8, 2015.

EXPLANATORY NOTE
The sole purpose of this Form 10-K/A (Amendment No. 1) to Annual Report on Form 10-K for the fiscal year ended June 30, 2015, is to re-file Exhibit 10.26 to the original Form 10-K for such year to add a legend to the exhibit to indicate that Sparton Corporation has filed a confidential treatment request with respect to certain portions of the exhibit that have been redacted for confidentiality purposes.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Sparton Corporation

By:	/s/ Joseph G. McCormack
Name: Joseph G. McCormack
Title: Senior Vice President and Chief Financial Officer
Date:	September 14, 2015

Exhibit Index to Form 10-K/A

Exhibit No.	Description
10.26*1	Modification of Subcontract with an effective date of April 10, 2015 between Sparton DeLeon Springs, LLC and ERAPSCO.

31.1*	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002. (Form 10-K/A)

31.2*	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002. (Form 10-K/A)

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Form 10-K/A)

*    Filed herewith.
**    Previously furnished and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, with the Company's Annual Report on Form 10-K for the year ended June 30, 2015.
1    Confidential treatment has been requested with respect to the redacted portions of this exhibit.