Form 10-Q
period 2015-09-27
SPARTON CORP
filed 2015-11-05
CIK 92679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2015
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
Commission File Number 1-1000

Sparton Corporation
(Exact name of registrant as specified in its charter)

Ohio	38-1054690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
425 N. Martingale Road, Suite 1000, Schaumburg, Illinois	60173-2213
(Address of principal executive offices)	(Zip code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 23, 2015, there were 9,880,527 shares of common stock, $1.25 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	September 27, 2015	June 30, 2015
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$2,187	$14,914
Accounts receivable, net of allowance for doubtful accounts of $480 and $173, respectively	59,926	70,974
Inventories and cost of contracts in progress, net	86,589	79,503
Deferred income taxes	4,714	4,714
Prepaid expenses and other current assets	7,328	5,488
Total current assets	160,744	175,593
Property, plant and equipment, net	32,896	32,608
Goodwill	72,473	74,175
Other intangible assets, net	43,922	45,825
Deferred income taxes	2,324	2,199
Other assets	7,301	7,151
Total assets	$319,660	$337,551
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$26,508	$29,948
Accrued salaries and wages	9,419	9,089
Accrued health benefits	1,515	1,510
Performance based payments on customer contracts	—	1,756
Other accrued expenses	16,423	16,328
Total current liabilities	53,865	58,631
Pension liability	424	424
Long-term debt	138,800	154,500
Environmental remediation	6,910	7,117
Total liabilities	199,999	220,672
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, no par value; 200,000 shares authorized, none issued	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 9,880,527 and 9,886,618 shares issued and outstanding, respectively	12,351	12,358
Capital in excess of par value	16,504	16,045
Retained earnings	92,327	89,933
Accumulated other comprehensive loss	(1,521)	(1,457)
Total shareholders’ equity	119,661	116,879
Total liabilities and shareholders’ equity	$319,660	$337,551

See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Dollars in thousands, except share and per share data)

	For the First Quarter of Fiscal Years
	2016	2015
Net sales	$106,691	$77,025
Cost of goods sold	85,553	64,172
Gross profit	21,138	12,853
Operating Expense:
Selling and administrative expenses	13,624	10,584
Internal research and development expenses	513	100
Amortization of intangible assets	2,503	1,340
Total operating expense	16,640	12,024
Operating income	4,498	829
Other income (expense):
Interest expense	(885)	(746)
Interest income	2	2
Other, net	68	146
Total other expense, net	(815)	(598)
Income before income taxes	3,683	231
Income taxes	1,289	35
Net income	$2,394	$196
Income per share of common stock:
Basic	$0.24	$0.02
Diluted	$0.24	$0.02
Weighted average shares of common stock outstanding:
Basic	9,780,274	9,960,817
Diluted	9,780,274	9,985,111
See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars in thousands)

	For the First Quarter of Fiscal Years
	2016	2015
Net income	$2,394	$196
Other comprehensive income, net:
Amortization of unrecognized net actuarial loss, net of tax benefit	7	20
Unrecognized loss on marketable equity securities, net of tax benefit	(71)	—
Other comprehensive (loss) income, net	(64)	20
Comprehensive income	$2,330	$216
See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	For the First Quarter of Fiscal Years
	2016	2015
Cash Flows from Operating Activities:
Net income	$2,394	$196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,192	1,118
Amortization of intangible assets	2,503	1,340
Deferred income taxes	(125)	(36)
Stock-based compensation expense	432	449
Excess tax benefit from stock-based compensation	(161)	(974)
Amortization of deferred financing costs	70	461
Changes in operating assets and liabilities:
Accounts receivable	11,047	12,882
Inventories and cost of contracts in progress	(7,086)	1,848
Prepaid expenses and other current assets	(1,898)	(512)
Performance based payments on customer contracts	(1,756)	6,898
Accounts payable and accrued expenses	(2,179)	(5,053)
Net cash provided by operating activities	4,433	18,617
Cash Flows from Investing Activities:
Acquisition of businesses, net of cash acquired	—	(18,260)
Purchases of property, plant and equipment	(1,480)	(1,013)
Net cash used in investing activities	(1,480)	(19,273)
Cash Flows from Financing Activities:
Borrowings on long-term debt	18,000	20,014
Repayment on long-term debt	(33,700)	(19,014)
Payment of debt financing costs	—	(982)
Repurchase of stock	(141)	(1,830)
Proceeds from the exercise of stock options	—	12
Excess tax benefit from stock-based compensation	161	974
Net cash used in financing activities	(15,680)	(826)
Net decrease in cash and cash equivalents	(12,727)	(1,482)
Cash and cash equivalents at beginning of period	14,914	8,028
Cash and cash equivalents at end of period	$2,187	$6,546
Supplemental disclosure of cash flow information:
Cash paid for interest	$663	$291
Cash paid for income taxes	$2	$1,529
Supplemental disclosure of non-cash investing activities:
Adjustments to acquired companies opening balance sheets	$1,702	$832

See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(1) Business and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Additionally, the consolidated financial statements should be read in conjunction with Item 2 of Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Quarterly Report on Form 10-Q.
For fiscal year 2016, the Company has changed from a calendar year to a 52-53 week year (5-4-4 basis) ending on the Sunday closest to June 30. Therefore, the financial results of certain fiscal years, and the associated 14 week quarters, will not be exactly comparable to the prior and subsequent 52 week fiscal years and the associated quarters having only 13 weeks. The change was not deemed a change in fiscal year for purposes of reporting subject to Rule 13a-10 or 15d-10; hence, a transition report is not required to be filed on Form 10-K for the year ended June 30, 2015 or for the first interim report of fiscal 2016 for the quarter ended September 27, 2015. The Company has made the change in fiscal years on a prospective basis and thus will not impact the Company’s financial statements as of and for the year ended June 30, 2015 or any interim period therein. The Company believes the change in fiscal years will provide numerous benefits, including more consistency between reported periods and to better align its reporting periods with the Company’s peer group.
Operating results for the quarter ended September 27, 2015 are not necessarily indicative of the results that may be expected for the year ending July 3, 2016.
The consolidated balance sheet at June 30, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015.
(2) Acquisitions
The company consummated seven acquisitions in fiscal year 2015. The following table summarizes the pro forma results of operations for the first quarter of fiscal year 2015 had the acquisitions occurred as of the the first day of the quarter:

For the First Quarter of Fiscal Year 2015
Net sales	$104,330
Net income	1,514
Net income per share — basic	0.15
Net income per share — diluted	0.15
In connection with the acquisitions, certain adjustments were made to the opening balance sheets of the acquired companies based upon the most recent information available. For the first quarter of fiscal year 2016, the adjustments, with offsetting reductions to goodwill, amounted to $1,702.
Certain of the acquisitions included escrow amounts as well as contingent consideration based on future earnings. Other than described above, no additional amounts have been adjusted as of September 27, 2015.

(3) Inventories and Cost of Contracts in Progress
The following are the major classifications of inventory, net of interim billings:

	September 27, 2015	June 30, 2015
Raw materials	$53,151	$60,668
Work in process	20,711	19,047
Finished goods	13,606	7,244
Total inventory and cost of contracts in progress, gross	87,468	86,959
Inventory to which the U.S. government has title due to interim billings	(879)	(7,456)
Total inventory and cost of contracts in progress, net	$86,589	$79,503
(4) Property, Plant and Equipment, Net
Property, plant and equipment, net consists of the following:

	September 27, 2015	June 30, 2015
Land and land improvements	$1,429	$1,429
Buildings and building improvements	27,512	27,482
Machinery and equipment	38,082	36,923
Construction in progress	1,466	2,278
Total property, plant and equipment	68,489	68,112
Less accumulated depreciation	(35,593)	(35,504)
Total property, plant and equipment, net	$32,896	$32,608
(5) Goodwill and Other Intangible Assets
Changes in the carrying value of goodwill for the first quarter of fiscal year 2016 are as follows:

	Manufacturing and Design Services	Engineered Components and Products	Total
Goodwill at June 30, 2015	$61,512	$12,663	$74,175
Adjustments to goodwill during the period	(1,702)	—	(1,702)
Goodwill at September 27, 2015	$59,810	$12,663	$72,473
The components of other intangible assets, net consist of the following:

	Net Carrying Value at June 30, 2015	Additions	Amortization	Net Carrying Value at September 27, 2015
Non-compete agreements	$3,129	$—	$(238)	$2,891
Customer relationships	40,126	600	(2,141)	38,585
Trademarks/Tradenames	1,551	—	(48)	1,503
Unpatented technology	1,019	—	(76)	943
Other intangible assets, net	$45,825	$600	$(2,503)	$43,922

(6) Debt

The Company has a revolving line-of-credit facility (the “Credit Facility”) of $275,000, which can be expanded by up to $100,000. The facility is secured by substantially all assets of the Company and its subsidiaries and expires on September 11, 2019.

Outstanding borrowings under the Credit Facility will bear interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six month periods, plus 1.00% to 1.75%, or at the bank’s base rate, as defined, plus 0.00% to 0.75%, based upon the Company’s Total Funded Debt/EBITDA Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the Credit Facility ranging from 0.20% to 0.35%, based on the Company’s Total Funded Debt/EBITDA Ratio, as defined. The Credit Facility includes representations, covenants and events of default that are customary for financing transactions of this nature. The effective interest rate on outstanding borrowings under the Credit Facility was 2.10% at September 27, 2015. As a condition of the Credit Facility, the Company is subject to certain customary covenants, which it was in compliance with at September 27, 2015.
As of September 27, 2015, the Company had approximately $135,753 available under its $275,000 credit facility, reflecting borrowings of $138,800 and certain letters of credit outstanding of $447.
(7) Fair Value Measurements
The Financial Accounting Standards Board (“FASB”) ASC topic entitled Fair Value Measurements and Disclosures defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The accounting guidance classifies the inputs used to measure fair value as follows: Level 1 - unadjusted quoted prices in active markets for the identical asset or liability, Level 2 - observable inputs for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability, and Level 3 - unobservable inputs for the asset or liability.
The fair value of the Company’s Credit Facility (See Note 6, Debt, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q) approximate its carrying value as the rates on these borrowings are variable and repriced based on current market conditions. Due to the current nature of the Company’s accounts receivable and accounts payable, their fair values approximate their carrying value.
The Company holds marketable equity securities of $730 and $846 at September 27, 2015 and June 30, 2015, respectively, that it classifies as available-for-sale and are recorded in other non-current assets on the Consolidated Balance Sheets. These securities are carried at fair value with unrealized gains and losses reflected in Accumulated Other Comprehensive Income and are classified as Level 1 in the fair value hierarchy.
In connection with certain acquisitions, as of September 27, 2015, the Company had recorded $1,530 of contingent consideration using significant unobservable inputs (Level 3).
(8) Income Taxes
The Company's effective income tax rate was 35.0% for the first quarter of fiscal year 2016, compared to 33.7% for the first quarter of fiscal year 2015. The Company’s effective income tax rate for the interim periods presented was determined from the Company’s estimated annual effective tax rate for the applicable year, which was based on the federal statutory income tax rate, permanent tax differences, foreign income taxes and state income taxes.
(9) Defined Benefit Pension Plan
The Company has a frozen defined benefit pension plan. The net periodic pension expense under the plan was $10 for both the first quarters of fiscal years 2016 and 2015. During the first quarter of fiscal years 2016 and 2015, no contributions were made to the pension plan.
(10) Commitments and Contingencies
From time to time, the Company is involved in various legal proceedings relating to claims arising in the ordinary course of business. The Company is not currently a party to any such legal proceedings, the adverse outcome of which, individually or in the aggregate, is expected to have a material adverse effect on the Company's financial condition or results of operations. Additionally, the Company believes it has sufficient insurance coverage to effectively mitigate any litigation exposure. On October 1, 2015, the Company settled an outstanding legal matter with L-3 for $2,500. The settlement amount was fully accrued on the Company’s consolidated balance sheet as of September 27, 2015.
The Company is a party to an environment remediation matter in Albuquerque, New Mexico. As of September 27, 2015 and June 30, 2015, Sparton had accrued approximately $7,584 and $7,792, respectively, as its estimate of the remaining minimum future discounted financial liability regarding this matter, of which approximately $675 is classified as a current liability and included on the balance sheets in other accrued expenses. See the Company’s annual report as filed on Form 10-K for further information.

The Company is subject to audits by certain federal government agencies, including the Defense Contract Audit Agency and the Defense Contract Management Agency. The agencies audit and evaluate government contracts and government contractors’ administrative processes and systems. These agencies review the Company’s performance on contracts, pricing practices, cost structure, financial capability and compliance with applicable laws, regulations and standards. They also review the adequacy of the Company’s internal control systems and policies, including the Company’s purchasing, accounting, estimating, compensation and management information processes and systems.  The Company works closely with these agencies to ensure compliance. From time to time, the Company is notified of claims related to noncompliance arising from the audits performed by agencies. Such claims have historically been subject to actions of remediation and/or financial claims that are typically subject to negotiated settlements. The Company believes that it has appropriate reserves established for outstanding issues and is not aware of any other issues of noncompliance that would have a material effect on the Company’s financial position or results of operations.
(11) Stock-Based Compensation
The Company has a long-term incentive plan to offer incentive and non-qualified stock options, stock appreciation rights, restricted stock or restricted stock units, performance awards and other stock-based awards, including grants of shares under the Sparton Corporation 2010 Long-Term Incentive Plan (the “2010 Plan”).
The following table shows stock-based compensation expense by type of share-based award, included in the consolidated statements of income:

	For the First Quarter of Fiscal Years
	2016	2015
Fair value expense of stock option awards	$122	$38
Restricted stock units	218	76
Restricted stock	92	335
Total stock-based compensation expense	$432	$449

During the first quarter of fiscal year 2016, the Company awarded an aggregate of 124,722 stock options to certain members of management with an exercise price of $23.02. The fair value of each stock option is estimated at the grant date using the Black-Scholes option pricing method. The Company granted 92,695 stock options during the first quarter of fiscal year 2015.

The following is a summary of activity for the first quarter of fiscal year 2016 related to the 2010 plan:

	Stock Options	Restricted stock units	Restricted shares
Outstanding at June 30, 2015	107,584	62,828	132,299
Granted	124,722	92,962	—
Vested	—	—	(27,345)
Outstanding at September 27, 2015	232,306	155,790	104,954

As of September 27, 2015, 19,143 stock options were exercisable.

(12) Earnings Per Share Data
The following table sets forth the computation of basic and diluted net income per share:

	For the First Quarter of Fiscal Years
	2016	2015
Numerator:
Net income	$2,394	$196
Less net income allocated to contingently issuable participating securities	(25)	(3)
Net income available to common shareholders	$2,369	$193

Weighted average shares outstanding – Basic	9,780,274	9,960,817
Dilutive effect of stock options	—	24,294
Weighted average shares outstanding – Diluted	9,780,274	9,985,111

Net income available to common shareholders per share:
Basic	$0.24	$0.02
Diluted	$0.24	$0.02
For the first quarter of fiscal years 2016 and 2015, 104,954 and 175,666, respectively, of unvested participating restricted shares were included in determining both basic and diluted earnings per share. Potential common shares, excluded from the calculation of diluted net income per share because they were either contingently issuable or their inclusion would be anti-dilutive, were 493,050 for the first quarter of fiscal year 2016.
(13) Business Segments
The Company has identified two reportable segments; Manufacturing & Design Services and Engineered Components & Products. The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company's resources on a segment basis. The Company’s Chief Decision Maker (CODM) assesses segment performance and allocates resources to each segment individually.

Net sales, gross profit, operating income and total assets for the Company’s reportable segments for the first quarter of fiscal years 2016 and 2015 are as follows:

	For the First Quarter of Fiscal Year 2016
	Manufacturing and Design Services	Engineered Components and Products	Corporate and Other Unallocated	Eliminations	Total
Sales	$73,957	$38,089	$—	$(5,355)	$106,691
Gross profit	10,296	10,842	—	—	21,138
Operating income	2,341	6,303	(4,146)	—	4,498
Selling and administrative expenses	5,881	3,597	4,146	—	13,624
Internal research and development expenses	—	513	—	—	513
Depreciation/amortization	2,815	664	216	—	3,695
Capital expenditures	1,006	45	429	—	1,480
Total assets at September 27, 2015	$238,229	$91,016	$17,950	$(27,535)	$319,660

	For the First Quarter of Fiscal Year 2015
	Manufacturing and Design Services	Engineered Components and Products	Corporate and Other Unallocated	Eliminations	Total
Sales	$56,251	$23,069	$—	$(2,295)	$77,025
Gross profit	7,086	5,767	—	—	12,853
Operating income	2,106	3,266	(4,543)	—	829
Selling and administrative expenses	3,729	2,312	4,543	—	10,584
Internal research and development expenses	—	100	—	—	100
Depreciation/amortization	2,059	292	107	—	2,458
Capital expenditures	400	462	151	—	1,013
Total assets at June 30, 2015	$238,777	$64,880	$33,894	$—	$337,551
(14) New Accounting Standards
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers, which amends guidance for revenue recognition. Under the new standard, revenue will be recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. The standard creates a five-step model that will generally require companies to use more judgment and make more estimates than under current guidance when considering the terms of contracts along with all relevant facts and circumstances. These include the identification of customer contracts and separating performance obligations, the determination of transaction price that potentially includes an estimate of variable consideration, allocating the transaction price to each separate performance obligation, and recognizing revenue in line with the pattern of transfer. The standard also requires extensive additional disclosures to provide greater insight into revenues recognized and deferred, including quantitative and qualitative information about significant judgments and changes in those judgments made to determine the timing and amount of revenues recognized. ASU 2014-09, as amended by ASU 2015-14, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Companies have the option of using either a full or modified retrospective approach in applying this standard. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03 ("ASU 2015-03"), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 changes the presentation of debt issuance costs for term debt in the balance sheet by requiring the debt issuance costs to be presented as a direct deduction from the related debt liability, rather than recorded as an asset. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2015, and interim periods within those annual periods and will need to be applied retrospectively. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.
In July 2015, the FASB issued Accounting Standards Update No. 2015-11 ("ASU 2015-11"), Simplifying the Measurement of Inventory. ASU 2015-11 clarifies that inventory should be held at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price, less the estimated costs to complete, dispose and transport such inventory. ASU 2015-11 will be effective for fiscal years and interim periods beginning after December 15, 2016. ASU 2015-11 is required to be applied prospectively and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.
In July 2015, the FASB issued Accounting Standards Update No. 2015-12 ("ASU 2015-12"), Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965) - I. Fully Benefit-Responsive Investment Contracts; II. Plan Investment Disclosures, and III. Measurement Date Practical Expedient. ASU 2015-12 is effective for fiscal years beginning after December 15, 2015. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.
In September 2015, the FASB issued Accounting Standards Update No. 2015-16 ("ASU 2015-16"), Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments. The amendments clarify that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer needs to record, in the same period’s financial statements, the effect of changes in depreciation, amortization or other income as a result of the change to the provisional amounts as if the accounting had been completed at the acquisition date. This amendment requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item as if the provisional adjustments had been recognized as of the acquisition date. This ASU is effective for fiscal years beginning after December 15, 2015 including interim periods within those fiscal years. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

(15) Subsequent Events
On October 1, 2015, the Company settled an outstanding legal matter with L-3 through the payment of $2,500. The settlement amount was accrued at September 27, 2015.
On October 5, 2015, Sparton Corporation announced the closing of its Lawrenceville, GA manufacturing operations no later than June 30, 2016. The Lawrenceville facility was acquired as part of the Hunter Technology Corporation acquisition in April 2015 and has been operating within the Manufacturing & Design Services segment. No amounts have been recorded in the consolidated financial statements of the Company as of and for the quarter ended September 27, 2015, as the plan of closure was not approved by the Board of Directors until after the first quarter of fiscal year 2016.

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
For purposes of discussion and analysis, we categorize our operations as legacy business or acquired business. We reflect operations as legacy business if the underlying operation has been included in the Company’s consolidated results of operations for all periods being discussed. As such, we reflect the results of operations of acquired companies as acquired business until the results of operations have been included in the prior periods presented. Certain acquired businesses may be reflected as legacy business for quarterly purposes, but may be reflected as acquired business for the annual period as the results of operations were not included for the entire prior fiscal year. The table below reflects our recent acquisitions and how the results of operations will be reflected as legacy or acquired for the quarterly and annual discussion of our results of operations.

			Reporting period discussed as Legacy
Company	Acquisition Date	Quarter acquired	Quarterly	Quarterly, year-to-date	Annual
Hunter Technology Corporation	04/14/15	Q4 2015	Q1 2017	Q2 2017	2017
Stealth.com	03/16/15	Q3 2015	Q4 2016	Q2 2017	2017
KEP Marine	01/21/15	*	—	—	—
Real-Time Enterprises, Inc.	01/20/15	Q3 2015	Q4 2016	Q2 2017	2017
Argotec, Inc.	12/08/14	*	—	—	—
Industrial Electronic Devices, Inc. ("IED")	12/03/14	*	—	—	—
Electronic Manufacturing Technology, LLC ("eMT")	07/09/14	Q1 2015	Q1 2016	Q2 2016	2016
Aubrey Group, Inc.	03/17/14	Q3 2014	Q4 2015	Q2 2016	2016
Beckwood Services, Inc.	12/11/13	Q2 2014	Q3 2015	Q2 2016	2016
Aydin Displays, Inc.	08/30/13	Q1 2014	Q2 2015	Q2 2016	2016

* Acquisition was treated as a "tuck in acquisition", and therefore is treated as legacy business as of the date of acquisition as stand-alone financial information is not available.
Consolidated Results of Operations
Presented below is comparative data and discussions regarding our consolidated results of operations for the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. Results of operations for any period less than one year are not necessarily indicative of results of operations that may be expected for a full year. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

For the First Quarter of Fiscal Year 2016 compared to the First Quarter of Fiscal Year 2015
The following table presents selected consolidated statement of income data (dollars in thousands):
CONSOLIDATED

	For the First Quarter of Fiscal Years
	2016	% of Sales	2015	% of Sales
Net sales:
Legacy business	$82,605	77.4%	$77,025	100.0%
Acquired business	24,086	22.6	—	—
Total net sales	106,691	100.0	77,025	100.0
Cost of goods sold	85,553	80.2	64,172	83.3
Gross profit	21,138	19.8	12,853	16.7
Selling and administrative expenses	13,624	12.8	10,584	13.7
Internal research and development expenses	513	0.5	100	0.1
Amortization of intangible assets	2,503	2.3	1,340	1.7
Operating income	4,498	4.2	829	1.1
Total other expense, net	(815)	(0.8)	(598)	(0.8)
Income before income taxes	3,683	3.4	231	0.3
Income taxes	1,289	1.2	35	—
Net income	$2,394	2.2%	$196	0.3%
The increase in legacy business sales reflects increased sonobuoy sales to both the U.S. Navy as well as foreign governments partially offset by fluctuations in customer demand as well as program cancelations in the MDS segment.
Gross profit percentage was positively affected in the current year quarter by increased volume as compared to the prior year quarter. The increase in selling and administrative expense is due to the expenses from companies acquired in the prior year. As a percentage of total sales, selling and administrative expense was lower in the first quarter of fiscal year 2016 compared to the first quarter of fiscal 2015 principally as a result of a reduction in costs associated with acquisition-related matters.
The increase in amortization of intangible assets relates to certain intangible assets acquired as part of the acquisitions in fiscal year 2015.
Total other expense, net consists of interest expense, interest income and other income, net. Interest expense consists of interest and fees on the Company's outstanding debt and revolving credit facility, including amortization of financing costs. Interest expense was $0.9 million and $0.7 million for the first quarters of fiscal year 2016 and fiscal year 2015, respectively. The comparative interest expense reflects comparative borrowings under the Company’s credit facility between the two periods. Combined, interest income and other income, net were approximately $0.1 million for both the first quarter of fiscal year 2016 and fiscal year 2015. See Note 6, Debt, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a further discussion of debt.
The Company's effective income tax rate was 35.0% for the first quarter of fiscal year 2016, compared to 33.7% for the first quarter of fiscal year 2015. The Company’s effective income tax rate for the interim periods presented was determined from the Company’s estimated annual effective tax rate for the applicable year, which was based on the federal statutory income tax rate, permanent tax differences, foreign income taxes and state income taxes.
Due to the factors described above, the Company reported net income of $2.4 million ($0.24 per share, basic and diluted) for the first quarter of fiscal year 2016, compared to net income of $0.2 million ($0.02 per share, basic and diluted) for the first quarter of fiscal year 2015.
The Company has two reportable segments - Manufacturing and Design Services ("MDS") and Engineered Components and Products ("ECP").
Manufacturing and Design Services Segment
Manufacturing and Design Services segment operations are comprised of contract design, manufacturing and aftermarket repair and refurbishment of sophisticated printed circuit card assemblies, sub-assemblies, full product assemblies and cable/

wire harnesses for customers seeking to bring their intellectual property to market. Customers include OEM and ET customers serving the Medical & Biotechnology, Military & Aerospace and Industrial & Commercial markets. In manufacturing for its customers, this segment adheres to very strict military and aerospace specifications, Food and Drug Administration (“FDA”) guidelines and approvals, in addition to product and process certifications.
Engineered Components and Products
Engineered Components and Products segment operations are comprised of design, development and production of proprietary products for both domestic and foreign defense as well as commercial needs. Sparton designs and manufactures ASW devices known as sonobuoys for the U.S. Navy and foreign governments that meet Department of State licensing requirements. The sonobuoy product line is built to stringent military specifications and are required to meet International Tariff and Arms Regulations regulations. Our ECP segments also includes ruggedized flat panel display systems for military panel PC workstations, air traffic control and industrial and commercial marine applications.
MDS
The following table presents selected consolidated statement of income data (dollars in thousands):

	For the First Quarter of Fiscal Years
	2016	% of Sales	2015	% of Sales	$ Chg	% Chg
Net sales:
Legacy business	$46,881	63.4%	$54,001	96.0%	$(7,120)	(13.2)%
Acquired business	21,847	29.5	—	—	21,847	—
Intercompany	5,229	7.1	2,250	4.0	2,979	—
Total net sales	73,957	100.0	56,251	100.0	17,706	31.5
Gross profit	10,296	13.9	7,086	12.6	3,210	45.3
Selling and administrative expenses	5,881	8.0	3,729	6.6	2,152	57.7
Amortization of intangible assets	2,074	2.7	1,251	2.3	823	65.8
Operating income	$2,341	3.2%	$2,106	3.7%	$235	11.2%

The decrease in legacy business sales reflects fluctuations in customer demand and program cancelations. MDS backlog was approximately $156.6 million for first quarter of fiscal year 2016 compared to $124.7 million for first quarter of fiscal year 2015. Commercial orders, in general, may be rescheduled or canceled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the first quarter fiscal 2016 MDS backlog is currently expected to be realized in the next 12 months.
Gross profit percentage on MDS sales was positively affected in the current quarter by increased volume as compared to the first quarter of the prior year. The selling and administrative expense increase is primarily comprised of businesses acquired in the prior year.
The increase in amortization of intangible assets principally relates to the amortization of customer relationships and non-compete agreements from companies acquired in the prior year.

ECP
The following table presents selected consolidated statement of income data (dollars in thousands):

	For the First Quarter of Fiscal Years
	2016	% of Sales	2015	% of Sales	$ Chg	% Chg
Net sales:
Legacy business	$35,724	93.8%	$23,024	99.8%	$12,700	55.2%
Acquired business	2,239	5.9	—	—	2,239	—
Intercompany	126	0.3	45	0.2	81	—
Total net sales	38,089	100.0	23,069	100.0	15,020	65.1
Gross profit	10,842	28.5	5,767	25.0	5,075	88.0
Selling and administrative expenses	3,597	9.4	2,312	10.0	1,285	55.6
Amortization of intangible assets	429	1.1	89	0.4	340	—
Internal research and development expenses	513	1.3	100	0.4	413	—
Operating income	$6,303	16.5%	$3,266	14.2%	$3,037	93.0%

The increase in ECP legacy business sales reflects increased sonobuoy sales to both the U.S. Navy and foreign governments, increased engineering revenue, as well as tuck-in acquisitions sales (reflected as legacy business rather than acquired sales). Total sales to the U.S. Navy in the first quarters of fiscal years 2016 and 2015 were approximately $24.5 million and $18.4 million, respectively. For the first quarters of fiscal years 2016 and 2015, sales to the U.S. Navy accounted for 23% and 24%, respectively, of consolidated Company net sales and 64% and 80%, respectively, of ECP segment net sales. ECP backlog was approximately $120.2 million in the first quarter of fiscal year 2016 compared to $117.0 million in the first quarter of fiscal year 2015. A majority of the first quarter fiscal year 2016 ECP backlog is currently expected to be realized in the next 18 months.
Gross profit percentage on ECP sales was positively affected in the current year quarter by increased volume as compared to the prior year quarter. The selling and administrative expense increase is primarily comprised of incremental direct and allocated expenses related to the Stealth.com acquisition.
The increase in amortization of intangible assets relates to the amortization of customer relationships, non-compete agreements, tradenames and unpatented technology acquired as part of the fiscal year 2015 Stealth.com transaction, customer relationships and tradenames acquired as part of the fiscal year 2015 KEP Marine transaction and customer relationships and non-compete agreements acquired as part of the fiscal year 2015 IED transaction.
Internal research and development expenses reflect costs incurred for the internal development of technologies for use in navigation, oil and gas exploration and flat panel display technology. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment.
Eliminations, Corporate Unallocated and Other
The following table presents selected consolidated statement of income data (dollars in thousands):

	For the First Quarter of Fiscal Years
	2016	2015	$ Chg	% Chg
Intercompany sales elimination	$(5,355)	$(2,295)	$(3,060)	(133.3)%
Selling and administrative expenses	4,146	4,543	(397)	(8.7)
Total corporate selling and administrative expenses before allocation to operating segments were $7.3 million and $6.6 million for the first quarter of fiscal year 2016 and fiscal year 2015, respectively, or 6.9% and 8.6% of consolidated sales, respectively. Of these costs, $3.2 million and $2.0 million, respectively, were allocated to segment operations in each of these periods.

Liquidity and Capital Resources
As of September 27, 2015, the Company had approximately $135.8 million available under its $275.0 million credit facility, reflecting borrowings of $138.8 million and certain letters of credit outstanding of $0.4 million. Additionally, the Company had available cash and cash equivalents of $2.2 million.
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
As a condition of the Credit Facility, the Company is subject to certain customary covenants, with which it was in compliance at September 27, 2015.
The Company currently expects to meet its liquidity needs through a combination of sources including, but not limited to, operations, existing cash balances and its revolving line-of-credit. With the above sources providing the expected cash flows, the Company currently believes that it will have sufficient liquidity for its anticipated needs over the next 12 months, but no assurances regarding liquidity can be made.

	For the First Quarter of Fiscal Years
CASH FLOWS	2016	2015
Cash flows from operating activities, excluding changes in working capital	$6,305	$2,554
Working capital related cash flows	(1,872)	16,063
Cash flows from operating activities	4,433	18,617
Cash flows used in investing activities	(1,480)	(19,273)
Cash flows from financing activities	(15,680)	(826)
Working capital related cash flows in the first quarter of fiscal year 2016 primarily reflect increased inventories, decreased accounts payable and accrued expenses as well as the funding of production related to U.S. Navy contracts, partially offset by collections of accounts receivable. Working capital related cash flows for the first quarter of fiscal year 2015 primarily reflect the funding of production, related to U.S. Navy contracts during the year in excess of performance based payments received, decreased receivables and inventories, partially offset by decreased accounts payable and accrued expenses. Cash used in investing activities for the first quarter of fiscal year 2015 relate to the acquisition of eMT. Net capital expenditures for the first quarters of fiscal year 2016 and fiscal year 2015 were approximately $1.5 million and $1.0 million, respectively.
Net cash used in financing activities in the first quarter of fiscal year 2016 reflects $15.7 million of net payments under the Company's Credit Facility as compared to $1.0 million in net borrowings for the first quarter of fiscal year 2015.
Commitments and Contingencies
See Note 10, Commitments and Contingencies, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a discussion of the Company's commitments and contingencies.
Contractual Obligations
Information regarding the Company’s long-term debt obligations, environmental liability payments, operating lease payments and other commitments is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for fiscal year ended June 30, 2015. As of June 30, 2015, there were $55.2 million of non-cancelable purchase orders outstanding, $154.5 million of debt, $12.5 million of operating lease payments and a liability related to performance based billings on customer contracts of $1.8 million. As of September 27, 2015, the non-cancelable purchase orders outstanding has increased to $60.8 million, debt decreased to $138.8 million, operating lease payments are approximately the same and the liability related to performance based billings has been eliminated. Other than as noted above, there have been no material changes in the nature or amount of the Company’s contractual obligations since fiscal year end 2015.

Off-Balance Sheet Arrangements
The Company has standby letters of credit outstanding of approximately $0.4 million at September 27, 2015, principally to support an operating lease agreement. Other than these standby letters of credit and the operating lease commitments referenced above, we have no off-balance sheet arrangements that would have a current or future material effect on our financial condition, changes in financial condition, revenue, expense, results of operations, liquidity, capital expenditures or capital resources.
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
We have identified the most critical accounting policies upon which our financial status depends. The critical policies were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. We also have other policies considered key accounting policies; however, these policies do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are complex or subjective. Our critical accounting policies include the following:

•	Revenue recognition

•	Business combinations

•	Goodwill and intangible assets

•	Percentage-of-completion accounting

•	Environmental contingencies

•	Income taxes

•	Commercial inventory valuation

•	Allowance for probable losses on receivables

•	Valuation of property, plant and equipment

•	Stock-based compensation

•	Pension obligations
There have been no significant changes to our critical accounting policies that are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended June 30, 2015.
New Accounting Pronouncements
See Note 14, New Accounting Standards, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements.
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
The Company’s revolving credit line, when drawn upon, is subject to future interest rate fluctuations which could potentially have a negative impact on cash flows of the Company. The Company had $138.8 million outstanding under its Credit Facility at September 27, 2015. A prospective increase of 100 basis points in the interest rate applicable to the Company’s outstanding borrowings under its Credit Facility would result in an increase of approximately $1.4 million in our annual interest expense. The Company is not party to any currency exchange or interest rate protection agreements as of September 27, 2015.
Item 4. Controls and Procedures.
Our Chief Executive Officer and our Chief Financial Officer each has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures are effective.
There have been no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of fiscal year 2016, ended September 27, 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
See Note 10, Commitments and Contingencies, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a discussion of legal proceedings and other commitments and contingencies.
Item 1A. Risk Factors.
You should carefully consider the risks and uncertainties described in Part I, Item 1A., "Risk Factors," in our Annual Report on Form 10-K for the year ended June 30, 2015 and the other information in our subsequent filings with the SEC, including this Quarterly Report on Form 10-Q. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks. The risks described in our Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition, results of operations and stock price.

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
10.1
Amendment No. 1 dated March 16, 2015 to the Amended and Restated Credit and Guaranty Agreement dated September 11, 2014, entered into between B.M.O. Harris Bank, N.A., and the Borrowers, incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 5, 2015.

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

Sparton Corporation

Date: November 5, 2015	By:	/s/ CARY B. WOOD
Cary B. Wood
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2015	By:	/s/ JOSEPH G. MCCORMACK
Joseph G. McCormack
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)