Form 10-Q
period 2015-12-27
SPARTON CORP
filed 2016-02-02
CIK 92679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 29, 2016, there were 9,892,131 shares of common stock, $1.25 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 27, 2015	June 30, 2015
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$4,830	$14,914
Accounts receivable, net of allowance for doubtful accounts of $672 and $173, respectively	56,225	70,974
Inventories and cost of contracts in progress, net	76,717	79,503
Deferred income taxes	4,714	4,714
Prepaid expenses and other current assets	7,677	5,488
Total current assets	150,163	175,593
Property, plant and equipment, net	33,839	32,608
Goodwill	77,265	74,175
Other intangible assets, net	41,563	45,825
Deferred income taxes	2,372	2,199
Other assets	7,192	7,151
Total assets	$312,394	$337,551
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$26,776	$29,948
Accrued salaries and wages	7,941	9,089
Accrued health benefits	1,516	1,510
Performance based payments on customer contracts	1,867	1,756
Other accrued expenses	13,058	16,328
Total current liabilities	51,158	58,631
Pension liability	424	424
Long-term debt	133,800	154,500
Environmental remediation	6,708	7,117
Total liabilities	192,090	220,672
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, no par value; 200,000 shares authorized, none issued	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 9,892,131 and 9,886,618 shares issued and outstanding, respectively	12,365	12,358
Capital in excess of par value	16,927	16,045
Retained earnings	92,595	89,933
Accumulated other comprehensive loss	(1,583)	(1,457)
Total shareholders’ equity	120,304	116,879
Total liabilities and shareholders’ equity	$312,394	$337,551

See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Dollars in thousands, except share and per share data)

	For the Second Quarter of Fiscal Years		For the First Two Quarters of Fiscal Years
	2016	2015	2016	2015
Net sales	$103,529	$85,642	$210,220	$162,667
Cost of goods sold	85,008	70,436	170,561	134,608
Gross profit	18,521	15,206	39,659	28,059
Operating Expense:
Selling and administrative expenses	14,340	10,792	27,964	21,376
Internal research and development expenses	438	197	951	297
Amortization of intangible assets	2,459	1,485	4,962	2,825
Restructuring charges	2,360	—	2,360	—
Reversal of accrued contingent consideration	(1,530)	—	(1,530)	—
Total operating expense	18,067	12,474	34,707	24,498
Operating income	454	2,732	4,952	3,561
Other income (expense)
Interest expense, net	(900)	(357)	(1,783)	(1,101)
Other, net	34	(46)	102	100
Total other expense, net	(866)	(403)	(1,681)	(1,001)
Income (loss) before income taxes	(412)	2,329	3,271	2,560
Income taxes	(680)	767	609	802
Net income	$268	$1,562	$2,662	$1,758
Income per share of common stock:
Basic	$0.03	$0.16	$0.27	$0.17
Diluted	$0.03	$0.16	$0.27	$0.17
Weighted average shares of common stock outstanding:
Basic	9,783,237	9,894,526	9,781,884	9,927,672
Diluted	9,783,237	9,910,735	9,781,884	9,946,833
See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars in thousands)

	For the Second Quarter of Fiscal Years		For the First Two Quarters of Fiscal Years
	2016	2015	2016	2015
Net income	$268	$1,562	$2,662	$1,758
Other comprehensive income, net:
Amortization of unrecognized net actuarial loss, net of tax	40	5	47	25
Unrecognized loss on marketable equity securities, net of tax	(102)	(58)	(173)	(58)
Other comprehensive loss, net	(62)	(53)	(126)	(33)
Comprehensive income	$206	$1,509	$2,536	$1,725
See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	For the First Two Quarters of Fiscal Years
	2016	2015
Cash Flows from Operating Activities:
Net income	$2,662	$1,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,007	2,221
Amortization of intangible assets	4,962	2,825
Deferred income taxes	36	58
Stock-based compensation expense	869	1,218
Gross profit effect of capitalized profit in inventory from acquisitions	—	178
Reversal of accrued contingent consideration	(1,530)	—
Excess tax benefit from stock-based compensation	(161)	(974)
Amortization of deferred financing costs	140	511
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	14,363	12,845
Inventories and cost of contracts in progress	(2,266)	1,467
Prepaid expenses and other assets	(2,567)	(2,162)
Performance based payments on customer contracts	111	(1,788)
Accounts payable and accrued expenses	(6,517)	(9,368)
Net cash provided by operating activities	13,109	8,789
Cash Flows from Investing Activities:
Acquisition of businesses, net of cash acquired	750	(21,745)
Marketable securities	—	(986)
Purchases of property, plant and equipment	(3,263)	(1,828)
Net cash used in investing activities	(2,513)	(24,559)
Cash Flows from Financing Activities:
Borrowings of long-term debt	46,300	65,724
Repayments of long-term debt	(67,000)	(48,224)
Payment of debt financing costs	—	(1,057)
Repurchase of stock	(141)	(6,451)
Proceeds from the exercise of stock options	—	12
Excess tax benefit from stock-based compensation	161	974
Net cash (used in) provided by financing activities	(20,680)	10,978
Net decrease in cash and cash equivalents	(10,084)	(4,792)
Cash and cash equivalents at beginning of period	14,914	8,028
Cash and cash equivalents at end of period	$4,830	$3,236
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,508	$571
Cash paid for income taxes	$766	$2,395
Supplemental disclosure of non-cash investing activities:
Adjustments to acquired companies opening balance sheets	$3,840	$1,976

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
For fiscal year 2016, the Company has changed from a calendar year to a 52-53 week year (5-4-4 basis) ending on the Sunday closest to June 30. Therefore, the financial results of certain fiscal years, and the associated 14 week quarters, will not be exactly comparable to the prior and subsequent 52 week fiscal years and the associated quarters having only 13 weeks. The change was not deemed a change in fiscal year for purposes of reporting subject to Rule 13a-10 or 15d-10; hence, no transition reports are required. The Company has made the change in fiscal years on a prospective basis and thus will not impact the Company’s financial statements as of and for the year ended June 30, 2015 or any interim period therein. The Company believes the change in fiscal years will provide numerous benefits, including more consistency between reported periods and to better align its reporting periods with the Company’s peer group.
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
(2) Acquisitions
The company consummated seven acquisitions in fiscal year 2015. The following table summarizes the pro forma results of operations had the acquisitions occurred as of the beginning of the 2015 fiscal year:

	For the Second Quarter of Fiscal Year	For the First Two Quarters of Fiscal Year
	2015	2015
Net sales	$107,952	$212,282
Net income	2,289	3,803
Net income per share — basic	0.23	0.38
Net income per share — diluted	0.23	0.38
Certain of the acquisitions included contingent consideration liabilities based on future earnings. During the second quarter of fiscal year 2016, the Company determined that Hunter Technology Corporation (“Hunter”) and Real-Time Enterprises, Inc. (“RTEmd”) would not meet the required performance thresholds necessary to earn their respective contingent considerations. As a result, the Company recorded non-cash income associated with the reversal of contingent considerations of $1,180 and $350 for Hunter and RTEmd, respectively.

The Company has elected to adopt Accounting Standards Update No. 2015-16, Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustment. As a result, during the first two quarters of fiscal 2016, the Company recorded adjustments to the opening balance sheets of Hunter and RTEmd as follows:

Changes to goodwill:
Inventory	$5,052
Accounts receivable	386
Property, plant and equipment	(974)
Intangible assets - customer relationships	(700)
Other assets and liabilities, net	76
Non-cash adjustments	3,840
Adjustment to purchase consideration	(750)
Total	$3,090
For the second quarter of fiscal year 2016, the Company recorded depreciation expense of $362 in cost of goods sold and amortization of intangible assets of $26 that would have otherwise been recorded in prior periods.
Certain of the acquisitions included escrow accounts based on final working capital adjustments and other performance criteria. During the second quarter of fiscal year 2016, the Company received $750 in adjustments to the purchase price under the terms of an acquisition agreement, as reflected in the table above.
(3) Inventories and Cost of Contracts in Progress
The following are the major classifications of inventory, net of interim billings:

	December 27, 2015	June 30, 2015
Raw materials	$47,922	$60,668
Work in process	20,810	19,047
Finished goods	12,299	7,244
Total inventory and cost of contracts in progress, gross	81,031	86,959
Inventory to which the U.S. government has title due to interim billings	(4,314)	(7,456)
Total inventory and cost of contracts in progress, net	$76,717	$79,503
(4) Property, Plant and Equipment, Net
Property, plant and equipment, net consists of the following:

	December 27, 2015	June 30, 2015
Land and land improvements	$1,429	$1,429
Buildings and building improvements	27,564	27,482
Machinery and equipment	40,780	36,923
Construction in progress	1,471	2,278
Total property, plant and equipment	71,244	68,112
Less accumulated depreciation	(37,405)	(35,504)
Total property, plant and equipment, net	$33,839	$32,608

(5) Other Intangible Assets
The components of other intangible assets, net consist of the following:

	Net Carrying Value at June 30, 2015	Additions	Amortization	Net Carrying Value at December 27, 2015
Non-compete agreements	$3,129	$—	$(477)	$2,652
Customer relationships	40,126	700	(4,250)	36,576
Trademarks/Tradenames	1,551	—	(87)	1,464
Unpatented technology	1,019	—	(148)	871
Other intangible assets, net	$45,825	$700	$(4,962)	$41,563

(6) Debt

The Company has a revolving line-of-credit facility (the “Credit Facility”) of $275,000, which can be expanded by up to $100,000. The facility is secured by substantially all assets of the Company and its subsidiaries and expires on September 11, 2019.
Outstanding borrowings under the Credit Facility will bear interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six month periods, plus 1.00% to 1.75%, or at the bank’s base rate, as defined, plus 0.00% to 0.75%, based upon the Company’s Total Funded Debt/EBITDA Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the Credit Facility ranging from 0.20% to 0.35%, based on the Company’s Total Funded Debt/EBITDA Ratio, as defined. The Credit Facility includes representations, covenants and events of default that are customary for financing transactions of this nature. The effective interest rate on outstanding borrowings under the Credit Facility was 2.30% at December 27, 2015. As a condition of the Credit Facility, the Company is subject to certain customary covenants, which it was in compliance with at December 27, 2015.
As of December 27, 2015, the Company had approximately $140,656 available under its $275,000 credit facility, reflecting borrowings of $133,800 and certain letters of credit outstanding of $544.
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
The fair value of the Company’s Credit Facility (See Note 6, Debt) approximates its carrying value as the rates on these borrowings are variable and repriced based on current market conditions. Due to the current nature of the Company’s accounts receivable and accounts payable, their fair values approximate their carrying value.
The Company holds marketable equity securities of $579 and $846 at December 27, 2015 and June 30, 2015, respectively, that it classifies as available-for-sale and are recorded in other non-current assets on the Consolidated Balance Sheets. These securities are carried at fair value with unrealized gains and losses reflected in Accumulated Other Comprehensive Income and are classified as Level 1 in the fair value hierarchy.
(8) Income Taxes
The Company recognized a discrete income tax benefit of $536 in the second quarter of fiscal year 2016 as a result of the reversal of previously accrued contingent purchase price consideration liability. The Company’s effective income tax rate for interim periods was determined based on the Company’s estimated annual effective tax rate for the applicable year using the federal statutory income tax rate, permanent tax differences, foreign income taxes and state income taxes. Excluding the discrete income tax event described above, the Company's estimated annual effective tax rate for the fiscal year was determined to be approximately 35.0%
(9) Defined Benefit Pension Plan

The Company has a frozen defined benefit pension plan. The Company recorded net periodic pension expense of $12 for the second quarter of fiscal year 2016 and net periodic pension income of $67 for the second quarter of fiscal 2015. The Company recorded net periodic pension income of $23 and $77 for the first two quarters of fiscal years 2016 and 2015, respectively. No contributions were made to the pension plan during fiscal years 2016 and 2015.
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
The Company is a party to an environmental remediation matter in Albuquerque, New Mexico. As of December 27, 2015 and June 30, 2015, Sparton had accrued approximately $7,383 and $7,792, respectively, as its estimate of the remaining minimum future discounted financial liability regarding this matter, of which approximately $675 is classified as a current liability and included on the balance sheets in other accrued expenses. See the Company’s annual report as filed on Form 10-K for further information.
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
The following table shows stock-based compensation expense by type of share-based award included in the consolidated statements of income:

	For the Second Quarter of Fiscal Years		For the First Two Quarters of Fiscal Years
	2016	2015	2016	2015
Fair value expense of stock option awards	$195	$103	$317	$141
Restricted stock units	349	209	567	285
Restricted stock	(107)	457	(15)	792
Total stock-based compensation expense	$437	$769	$869	$1,218

During the first and second quarters of fiscal year 2016, the Company awarded an aggregate of 129,798 stock options to certain members of management with an average exercise price of $22.98, of which 5,076 stock options were granted during the second quarter of fiscal year 2016. The fair value of each stock option is estimated at the grant date using the Black-Scholes option pricing method.

The following is a summary of activity for the first two quarters of fiscal year 2016 related to the 2010 plan:

	Stock Options	Restricted stock units	Restricted shares
Outstanding at June 30, 2015	107,584	62,828	132,299
Granted	129,798	96,904	—
Forfeited	(13,745)	(3,242)	(2,630)
Vested	(19,420)	—	(27,345)
Outstanding at December 27, 2015	204,217	156,490	102,324

As of December 27, 2015, 19,420 stock options were exercisable.

(12) Earnings Per Share Data
The following table sets forth the computation of basic and diluted net income per share:

	For the Second Quarter of Fiscal Years		For the First Two Quarters of Fiscal Years
	2016	2015	2016	2015
Numerator:
Net income	$268	$1,562	$2,662	$1,758
Less net income (loss) allocated to contingently issuable participating securities	(3)	(22)	(28)	(26)
Net income available to common shareholders	$265	$1,540	$2,634	$1,732

Weighted average shares outstanding – Basic	9,783,237	9,894,526	9,781,884	9,927,672
Dilutive effect of stock options	—	16,209	—	19,161
Weighted average shares outstanding – Diluted	9,783,237	9,910,735	9,781,884	9,946,833

Net income available to common shareholders per share:
Basic	$0.03	$0.16	$0.27	$0.17
Diluted	$0.03	$0.16	$0.27	$0.17
For the second quarters of fiscal years 2016 and 2015, there were no unvested participating restricted shares included in determining both basic and diluted earnings per share. For the first two quarters of fiscal years 2016 and 2015, 102,324 and 175,666, respectively, of unvested participating restricted shares were included in determining both basic and diluted earnings per share. Potential common shares, excluded from the calculation of diluted net income per share because they were either contingently issuable or their inclusion would be anti-dilutive, were 463,031 for the first two quarters of fiscal year 2016.

(13) Restructuring Activities
During the second quarter of fiscal 2016, the Company announced the closing of its Lawrenceville, GA manufacturing operations and the consolidation of its Irvine, CA design center into its Irvine, CA manufacturing operations. These restructuring activities are expected to be completed no later than June 30, 2016 and February 29, 2016, respectively, and were taken to optimize the Company’s manufacturing and design facility footprint and realize synergies from the Company’s acquisitions.
The table below summarizes the nature and amount of all restructuring actions for the second quarter of fiscal 2016:

	Termination Benefits	Exit / Other Costs	Total
Restructuring reserve as of June 30, 2015	$—	$—	$—
Provision	820	1,540	2,360
Payments	—	(600)	(600)
Restructuring reserve as of December 27, 2015	$820	$940	$1,760
(14) Business Segments
The Company has identified two reportable segments; Manufacturing & Design Services and Engineered Components & Products. The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company's resources on a segment basis. The Company’s Chief Operating Decision Maker (CODM) assesses segment performance and allocates resources to each segment individually.
Operating results and certain other financial information about the Company’s two reportable segments for the second quarter and first two quarters of fiscal years 2016 and 2015 were as follows:

	For the Second Quarter of Fiscal Year 2016
	MDS	ECP	Unallocated	Eliminations	Total
Net sales	$67,586	$40,642	$—	$(4,699)	$103,529
Gross profit	6,989	11,532	—	—	18,521
Selling and administrative expenses	6,646	3,715	3,979	—	14,340
Internal research and development expenses	—	438	—	—	438
Restructuring charges	2,360	—	—	—	2,360
Reversal of accrued contingent consideration	(1,530)	—	—	—	(1,530)
Depreciation and amortization	3,337	663	274	—	4,274
Operating income (loss)	(2,524)	6,957	(3,979)	—	454
Capital expenditures	427	228	1,128	—	1,783
Total assets at December 27, 2015	$231,190	$87,193	$37,882	$(43,871)	$312,394

	For the Second Quarter of Fiscal Year 2015
	MDS	ECP	Unallocated	Eliminations	Total
Net sales	$60,790	$28,919	$—	$(4,067)	$85,642
Gross profit	8,208	6,998	—	—	15,206
Selling and administrative expenses	4,133	2,445	4,214	—	10,792
Internal research and development expenses	—	197	—	—	197
Depreciation and amortization	2,115	294	179	—	2,588
Operating income	2,673	4,273	(4,214)	—	2,732
Capital expenditures	347	416	52	—	815
Total assets at June 30, 2015	$238,777	$64,880	$33,894	$—	$337,551

	For the First Two Quarters of Fiscal Year 2016
	MDS	ECP	Unallocated	Eliminations	Total
Net sales	$141,543	$78,731	$—	$(10,054)	$210,220
Gross profit	17,285	22,374	—	—	39,659
Selling and administrative expenses	12,527	7,312	8,125	—	27,964
Internal research and development expenses	—	951	—	—	951
Restructuring charges	2,360	—	—	—	2,360
Reversal of accrued contingent consideration	(1,530)	—	—	—	(1,530)
Depreciation and amortization	6,152	1,327	490	—	7,969
Operating income (loss)	(183)	13,260	(8,125)	—	4,952
Capital expenditures	1,433	273	1,557	—	3,263

	For the First Two Quarters of Fiscal Year 2015
	MDS	ECP	Unallocated	Eliminations	Total
Net sales	$117,041	$51,988	$—	$(6,362)	$162,667
Gross profit	15,294	12,765	—	—	28,059
Selling and administrative expenses	7,862	4,757	8,757	—	21,376
Internal research and development expenses	—	297	—	—	297
Depreciation and amortization	4,174	586	286	—	5,046
Operating income	4,779	7,539	(8,757)	—	3,561
Capital expenditures	747	878	203	—	1,828

(15) New Accounting Standards
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers, which amends guidance for revenue recognition. Under the new standard, revenue will be recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. The standard creates a five-step model that will generally require companies to use more judgment and make more estimates than under current guidance when considering the terms of contracts along with all relevant facts and circumstances. These include the identification of customer contracts and separating performance obligations, the determination of transaction price that potentially includes an estimate of variable consideration, allocating the transaction price to each separate performance obligation, and recognizing revenue in line with the pattern of transfer. The standard also requires extensive additional disclosures to provide greater insight into revenues recognized and deferred, including quantitative and qualitative information about significant judgments and changes in those judgments made to determine the timing and amount of revenues recognized. The pronouncement is effective for annual reporting periods beginning after December 15, 2015. Companies have the option of using either a full or modified retrospective approach in applying this standard. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03 ("ASU 2015-03"), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 changes the presentation of debt issuance costs for term debt in the balance sheet by requiring the debt issuance costs to be presented as a direct deduction from the related debt liability, rather than recorded as an asset. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2015. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.
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
In November 2015, the FASB issued Accounting Standards Update No. 2015-17 ("ASU 2015-17"), Income Taxes (Topic 740). ASU 2015-17 requires deferred tax liabilities and assets to be classified as non-current on the consolidated condensed balance sheet. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years and early application is permitted and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Income.
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

			Reporting period discussed as Legacy Business
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

* Acquisition was treated as a "tuck in acquisition" and therefore is treated as legacy business as of the date of acquisition as stand-alone financial information is not available.
Consolidated Results of Operations
Presented below is comparative data and discussions regarding our consolidated results of operations for the second quarter and first two quarters of fiscal 2016 compared to the second quarter and first two quarters of fiscal 2015. Results of operations for any period less than one year are not necessarily indicative of results of operations that may be expected for a full year. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

For the Second Quarter of Fiscal Year 2016 compared to the Second Quarter of Fiscal Year 2015
The following table presents selected consolidated statement of income data (dollars in thousands):
CONSOLIDATED

	For the Second Quarter of Fiscal Years
	2016	% of Sales	2015	% of Sales
Net sales:
Legacy business	$81,076	78.3%	$85,642	100.0%
Acquired business	22,453	21.7	—	—
Total net sales	103,529	100.0	85,642	100.0
Cost of goods sold	85,008	82.1	70,436	82.2
Gross profit	18,521	17.9	15,206	17.8
Selling and administrative expenses	14,340	13.9	10,792	12.6
Internal research and development expenses	438	0.4	197	0.2
Amortization of intangible assets	2,459	2.4	1,485	1.8
Restructuring charges	2,360	2.3	—	—
Reversal of accrued contingent consideration	(1,530)	(1.5)	—	—
Operating income	454	0.4	2,732	3.2
Other expense, net	(866)	(0.8)	(403)	(0.5)
Income (loss) before income taxes	(412)	(0.4)	2,329	2.7
Income taxes	(680)	(0.7)	767	0.9
Net income	$268	0.3%	$1,562	1.8%
The decrease in legacy business sales reflects fluctuations in customer demand and product insourcing in the MDS segment somewhat offset by increased sonobuoy sales to foreign governments in the ECP segment.
Gross margin was virtually unchanged, positively affected in the second quarter of fiscal 2016 as compared to the same quarter last year due to increased volume and favorable product mix in the ECP segment, substantially offset by MDS segment gross margin declines, as discussed below. The increase in selling and administrative expense is due to the expenses from companies acquired in the prior year.
The increase in amortization of intangible assets relates to certain intangible assets acquired as part of the acquisitions in fiscal year 2015.
Restructuring charges relate to the announced closing of the Company’s Lawrenceville, GA manufacturing operations and the consolidation of its Irvine, CA design center into its Irvine, CA manufacturing operations. These restructuring activities are expected to be completed no later than June 30, 2016 and February 29, 2016, respectively, and were taken to optimize the Company’s manufacturing and design facility footprint and realize synergies from the Company’s acquisitions. The restructuring charges consist of approximately $0.8 million of termination benefits and approximately $1.6 million of exit and other costs, all within the MDS segment. With the exception of $0.3 million of net lease payments, all costs are expected to occur in fiscal 2016.
Accrued contingent consideration related to Hunter Technology Corporation (“Hunter”) of approximately $1.2 million and Real-Time Enterprises, Inc. (“RTEmd”) of approximately $0.3 million, both in the MDS segment, was reversed based on the Company’s determination that Hunter and RTEmd would not meet the required performance thresholds necessary to earn their respective contingent considerations.
The Company recognized a discrete income tax benefit of $0.5 million in the second quarter of fiscal year 2016 as a result of the reversal of previously accrued contingent purchase price consideration liability. The Company’s effective income tax rate for interim periods was determined based on the Company’s estimated annual effective tax rate for the applicable year using the federal statutory income tax rate, permanent tax differences, foreign income taxes and state income taxes. Excluding the discrete income tax event described above, the Company's estimated annual effective tax rate for the fiscal year was determined to be approximately 35.0%.

Due to the factors described above, the Company reported net income of $0.3 million, or $0.03 per share for the second quarter of fiscal year 2016, compared to net income of $1.6 million, or $0.16 per share for the second quarter of fiscal year 2015.
Segment Information
The Company has two reportable segments - Manufacturing and Design Services ("MDS") and Engineered Components and Products ("ECP").
Manufacturing and Design Services Segment
MDS segment operations are comprised of contract design, manufacturing and aftermarket repair and refurbishment of sophisticated printed circuit card assemblies, sub-assemblies, full product assemblies and cable/wire harnesses for customers seeking to bring their intellectual property to market. Customers include OEM and ET customers serving the Medical & Biotechnology, Military & Aerospace and Industrial & Commercial markets. In manufacturing for its customers, this segment adheres to very strict military and aerospace specifications, Food and Drug Administration (“FDA”) guidelines and approvals, in addition to product and process certifications.
Engineered Components and Products Segment
ECP segment operations are comprised of design, development and production of proprietary products for both domestic and foreign defense as well as commercial needs. Sparton designs and manufactures ASW devices known as sonobuoys for the U.S. Navy and foreign governments that meet Department of State licensing requirements. The sonobuoy product line is built to stringent military specifications and are required to meet International Tariff and Arms Regulations regulations. Our ECP segments also includes ruggedized flat panel display systems for military panel PC workstations, air traffic control and industrial and commercial marine applications.
MDS
The following table presents selected consolidated statement of operations data (dollars in thousands):

	For the Second Quarter of Fiscal Years
	2016	% of Sales	2015	% of Sales	$ Chg	% Chg
Net sales:
Legacy business	$42,173	62.4%	$56,861	93.5%	$(14,688)	(25.8)%
Acquired business	20,773	30.7	—	—	20,773	—
Intercompany	4,640	6.9	3,929	6.5	711	18.1
Total net sales	67,586	100.0	60,790	100.0	6,796	11.2
Gross profit	6,989	10.3	8,208	13.5	(1,219)	(14.9)
Selling and administrative expenses	6,646	9.8	4,133	6.8	2,513	60.8
Amortization of intangible assets	2,037	3.0	1,402	2.3	635	45.3
Restructuring charges	2,360	3.5	—	—	2,360	—
Reversal of accrued contingent consideration	(1,530)	(2.3)	—	—	(1,530)	—
Operating income (loss)	$(2,524)	(3.7)%	$2,673	4.4%	$(5,197)	(194.4)%

The decrease in legacy business sales was due to declines in overall customer demand, including certain programs going end-of-life, customer insourcing, customer delays and customers managing their working capital to match end-market demands. MDS backlog was approximately $144.4 million at the end of second quarter of fiscal year 2016 compared to $121.2 million at the end of second quarter of fiscal year 2015. Commercial orders, in general, may be rescheduled or canceled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the second quarter fiscal 2016 MDS backlog is currently expected to be realized in the next 12 months.
Gross profit percentage on MDS sales was negatively affected in the current quarter by increased overhead as a result of decreased volume and a shift in product mix as compared to the second quarter of the prior year. The increase in selling and administrative expense is due to the selling and administrative expenses of acquired businesses, as well as final costs related to a previously settled legal matter.
The increase in amortization of intangible assets is due to the amortization of customer relationships and non-compete agreements acquired in the acquisitions of Hunter Technology Corporation and Real-Time Enterprises, Inc.. Restructuring

charges relate to the previously discussed closing of the Company’s Lawrenceville, GA manufacturing operations and consolidation of its Irvine, CA design center into its Irvine, CA manufacturing operations. The reversal of accrued contingent consideration relates to Hunter and RTEmd, as previously discussed.
ECP
The following table presents selected consolidated statement of income data (dollars in thousands):

	For the Second Quarter of Fiscal Years
	2016	% of Sales	2015	% of Sales	$ Chg	% Chg
Net sales:
Legacy business	$38,903	95.7%	$28,781	99.5%	$10,122	35.2%
Acquired business	1,680	4.1	—	—	1,680	—
Intercompany	59	0.2	138	0.5	(79)	(57.2)
Total net sales	40,642	100.0	28,919	100.0	11,723	40.5
Gross profit	11,532	28.4	6,998	24.2	4,534	64.8
Selling and administrative expenses	3,715	9.1	2,445	8.4	1,270	51.9
Internal research and development expenses	438	1.1	197	0.7	241	—
Amortization of intangible assets	422	1.0	83	0.3	339	—
Operating income	$6,957	17.1%	$4,273	14.8%	$2,684	62.8%

ECP legacy business sales increased $10.1 million as a result of increased sonobuoy sales to foreign governments of $8.5 million, increased engineering revenue of $2.4 million, increased revenue in the Rugged Electronics platform of $1.9 million and increased revenue in the Precision Sensing & Measurements platform of $0.6 million as offset by decreased sonobuoy sales to the U.S. Navy of $3.3 million. Total sales to the U.S. Navy in the second quarters of fiscal years 2016 and 2015 were approximately $22.1 million and $23.0 million, respectively. For the second quarters of fiscal years 2016 and 2015, sales to the U.S. Navy accounted for 21% and 27%, respectively, of consolidated Company net sales and 54% and 80%, respectively, of ECP segment net sales. ECP backlog was approximately $119.1 million at the end of second quarter of fiscal year 2016 compared to $105.4 million at the end of second quarter of fiscal year 2015. A majority of the second quarter fiscal year 2016 ECP backlog is currently expected to be realized in the next 18 months.
Gross profit percentage on ECP sales was positively affected in the current year quarter by increased volume as well as product mix as compared to the prior year quarter. The increase in selling and administrative expense was due to the acquired selling and administration expenses of Stealth.com as well as professional service expenses associated with governmental audits and compliance.
The increase in amortization of intangible assets is due to the amortization of customer relationships, non-compete agreements, trademarks/tradenames and unpatented technology acquired in the acquisitions of Stealth.com, KEP Marine and IED.
Internal research and development expenses reflect costs incurred for the internal development of technologies for use in navigation, oil and gas exploration and flat panel display technology. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment.
Eliminations and Corporate Unallocated
The following table presents selected consolidated statement of income data (dollars in thousands):

	For the Second Quarter of Fiscal Years
	2016	2015	$ Chg	% Chg
Intercompany sales elimination	$(4,699)	$(4,067)	$(632)	(15.5)%
Selling and administrative expenses unallocated	3,979	4,214	(235)	(5.6)
Total corporate selling and administrative expenses before allocation to operating segments were $7.5 million and $6.4 million for the second quarter of fiscal year 2016 and fiscal year 2015, respectively, or 7.3% and 7.5% of consolidated sales, respectively. Of these costs, $3.5 million and $2.2 million, respectively, were allocated to segment operations in each of these periods.

For the First Two Quarters of Fiscal Year 2016 compared to the First Two Quarters of Fiscal Year 2015
The following table presents selected consolidated statement of income data (dollars in thousands):
CONSOLIDATED

	For the First Two Quarters of Fiscal Years
	2016	% of Sales	2015	% of Sales
Net sales:
Legacy business	$163,681	77.9%	$162,667	100.0%
Acquired business	46,539	22.1	—	—
Total net sales	210,220	100.0	162,667	100.0
Cost of goods sold	170,561	81.1	134,608	82.8
Gross profit	39,659	18.9	28,059	17.2
Selling and administrative expenses	27,964	13.3	21,376	13.1
Internal research and development expenses	951	0.5	297	0.2
Amortization of intangible assets	4,962	2.3	2,825	1.7
Restructuring charges	2,360	1.1	—	—
Reversal of accrued contingent consideration	(1,530)	(0.7)	—	—
Operating income	4,952	2.4	3,561	2.2
Other expense, net	(1,681)	(0.8)	(1,001)	(0.6)
Income before income taxes	3,271	1.6	2,560	1.6
Income taxes	609	0.3	802	0.5
Net income	$2,662	1.3%	$1,758	1.1%
The increase in legacy business sales reflects increased sonobuoy sales to foreign governments partially offset by fluctuations in customer demand and product insourcing in the MDS segment.
Gross profit percentage was positively affected in the current year by increased volume and favorable product mix in the ECP segment, partially offset by MDS segment gross margin declines. The increase in selling and administrative expense is due to the expenses from companies acquired in the prior year.
The increase in amortization of intangible assets relates to certain intangible assets acquired as part of the acquisitions in fiscal year 2015. Restructuring charges relate to the previously discussed closing of the Company’s Lawrenceville, GA manufacturing operations and consolidation of its Irvine, CA design center into its Irvine, CA manufacturing operations. The reversal of accrued contingent consideration relates to Hunter and RTEmd, as previously discussed.
The Company recognized a discrete income tax benefit of $0.5 million in the second quarter of fiscal year 2016 as a result of the reversal of previously accrued contingent purchase price consideration liability. The Company’s effective income tax rate for interim periods was determined based on the Company’s estimated annual effective tax rate for the applicable year using the federal statutory income tax rate, permanent tax differences, foreign income taxes and state income taxes. Excluding the discrete income tax event described above, the Company's estimated annual effective tax rate for the fiscal year was determined to be approximately 35.0%.
Due to the factors described above, the Company reported net income of $2.7 million, or $0.27 per share for the first two quarters of fiscal year 2016, compared to net income of $1.8 million, or $0.17 per share for the second quarter of fiscal year 2015.

MDS
The following table presents selected consolidated statement of operations data (dollars in thousands):

	For the First Two Quarters of Fiscal Years
	2016	% of Sales	2015	% of Sales	$ Chg	% Chg
Net sales:
Legacy business	$89,054	62.9%	$110,862	94.7%	$(21,808)	(19.7)%
Acquired business	42,620	30.1	—	—	42,620	—
Intercompany	9,869	7.0	6,179	5.3	3,690	59.7
Total net sales	141,543	100.0	117,041	100.0	24,502	20.9
Gross profit	17,285	12.2	15,294	13.1	1,991	13.0
Selling and administrative expenses	12,527	8.9	7,862	6.7	4,665	59.3
Amortization of intangible assets	4,111	2.9	2,653	2.3	1,458	55.0
Restructuring charges	2,360	1.6	—	—	2,360	—
Reversal of accrued contingent consideration	(1,530)	(1.1)	—	—	(1,530)	—
Operating income (loss)	$(183)	(0.1)%	$4,779	4.1%	$(4,962)	(103.8)%
The decrease in legacy business sales was due to declines in overall customer demand, including certain programs going end-of-life, customer insourcing, customer delays and customers managing their working capital to match end-market demands. Gross profit percentage on MDS sales was negatively affected in the first two quarters of fiscal year 2016 by increased overhead as a result of decreased volume and a shift in product mix as compared to the same period of the prior year. The selling and administrative expense increase is primarily comprised of businesses acquired in the prior year.
The increase in amortization of intangible assets principally relates to the amortization of customer relationships and non-compete agreements from companies acquired in the prior year. Restructuring charges relate to the previously discussed closing of the Company’s Lawrenceville, GA manufacturing operations and consolidation of its Irvine, CA design center into its Irvine, CA manufacturing operations. The reversal of accrued contingent consideration relates to Hunter and RTEmd, as previously discussed.
ECP
The following table presents selected consolidated statement of income data (dollars in thousands):

	For the First Two Quarters of Fiscal Years
	2016	% of Sales	2015	% of Sales	$ Chg	% Chg
Net sales:
Legacy business	$74,627	94.8%	$51,805	99.6%	$22,822	44.1%
Acquired business	3,919	5.0	—	—	3,919	—
Intercompany	185	0.2	183	0.4	2	1.1
Total net sales	78,731	100.0	51,988	100.0	26,743	51.4
Gross profit	22,374	28.4	12,765	24.6	9,609	75.3
Selling and administrative expenses	7,312	9.3	4,757	9.2	2,555	53.7
Internal research and development expenses	951	1.2	297	0.6	654	—
Amortization of intangible assets	851	1.1	172	0.3	679	—
Operating income	$13,260	16.8%	$7,539	14.5%	$5,721	75.9%
The increase in ECP legacy business sales reflects increased sonobuoy sales to foreign governments, increased engineering revenue, as well as tuck-in acquisitions sales (reflected as legacy business rather than acquired sales). Total sales to the U.S. Navy in the first two quarters of fiscal years 2016 and 2015 were approximately $46.5 million and $41.4 million, respectively. For the first two quarters of fiscal years 2016 and 2015, sales to the U.S. Navy accounted for 22% and 25%, respectively, of consolidated Company net sales and 59% and 80%, respectively, of ECP segment net sales.
Gross profit percentage on ECP sales was positively affected in the current year first two quarters by increased volume as well as product mix as compared to the same period last year. The selling and administrative expense increase was due to the acquired selling and administration expenses of Stealth.com as well as professional service expenses associated with governmental audits and compliance. .
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
Eliminations and Corporate Unallocated
The following table presents selected consolidated statement of income data (dollars in thousands):

	For the First Two Quarters of Fiscal Years
	2016	2015	$ Chg	% Chg
Intercompany sales elimination	$(10,054)	$(6,362)	$(3,692)	(58.0)%
Selling and administrative expenses unallocated	8,125	8,757	(632)	(7.2)
Liquidity and Capital Resources
As of December 27, 2015, the Company had approximately $140.7 million available under its $275.0 million credit facility, reflecting borrowings of $133.8 million and certain letters of credit outstanding of $0.5 million. Additionally, the Company had available cash and cash equivalents of $4.8 million.
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
As a condition of the Credit Facility, the Company is subject to certain customary covenants, with which it was in compliance at December 27, 2015.
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

	For the First Two Quarters of Fiscal Years
CASH FLOWS	2016	2015
Operating activities, excluding changes in working capital	$9,985	$7,795
Net changes in working capital	3,124	994
Operating activities	13,109	8,789
Investing activities	(2,513)	(24,559)
Financing activities	(20,680)	10,978
Net changes in working capital related cash flows in the first two quarters of fiscal year 2016 primarily reflect collections of accounts receivables partially offset by decreased accounts payable and accrued expenses. Working capital related cash flows for the first two quarters of fiscal year 2015 primarily reflect collections of accounts receivable and decreased inventories, partially offset by decreased accounts payable and accrued expenses. Net cash used in investing activities for the first two quarters of fiscal year 2016 includes cash received related to the acquisition of Hunter. Cash used in investing activities for the first two quarters of fiscal year 2015 relate to the acquisition of eMT, as well as the acquisitions of Argotec and IED. Net capital expenditures for the first two quarters of fiscal year 2016 and fiscal year 2015 were approximately $3.3 million and $1.8 million, respectively.

Net cash used in financing activities in the first two quarters of fiscal year 2016 reflects $20.7 million of net payments under the Company's Credit Facility as compared to $17.5 million in net borrowings for the first two quarters of fiscal year 2015.

Commitments and Contingencies
See Note 10, Commitments and Contingencies, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a discussion of the Company's commitments and contingencies.
Contractual Obligations
Information regarding the Company’s long-term debt obligations, environmental liability payments, operating lease payments and other commitments is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for fiscal year ended June 30, 2015. As of June 30, 2015, there were $55.2 million of non-cancelable purchase orders outstanding, $154.5 million of debt, $12.5 million of operating lease payments and a liability related to performance based billings on customer contracts of $1.8 million. As of December 27, 2015, the non-cancelable purchase orders outstanding has increased to $59.8 million, debt decreased to $133.8 million, operating lease payments increased to $12.7 million and the liability related to performance based billings increased to $1.9 million. Other than as noted above, there have been no material changes in the nature or amount of the Company’s contractual obligations since fiscal year end 2015.

Off-Balance Sheet Arrangements
The Company has standby letters of credit outstanding of approximately $0.5 million at December 27, 2015, principally to support insurance arrangements. Other than these standby letters of credit and the operating lease commitments referenced above, we have no off-balance sheet arrangements that would have a current or future material effect on our financial condition, changes in financial condition, revenue, expense, results of operations, liquidity, capital expenditures or capital resources.
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
New Accounting Pronouncements
See Note 15, New Accounting Standards, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements.
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
The Company’s revolving credit line, when drawn upon, is subject to future interest rate fluctuations which could potentially have a negative impact on cash flows of the Company. The Company had $133.8 million outstanding under its Credit Facility at December 27, 2015. A prospective increase of 100 basis points in the interest rate applicable to the Company’s outstanding borrowings under its Credit Facility would result in an increase of approximately $1.3 million in our annual interest expense. The Company is not party to any currency exchange or interest rate protection agreements as of December 27, 2015.
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
There have been no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of fiscal year 2016 ended December 27, 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
See Note 10, Commitments and Contingencies, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a discussion of legal proceedings and other commitments and contingencies.
Item 1A. Risk Factors.
You should carefully consider the risks and uncertainties described in Part I, Item 1A., "Risk Factors," in our Annual Report on Form 10-K for the year ended June 30, 2015 and the other information in our subsequent filings with the SEC, including this Quarterly Report on Form 10-Q. Our business, financial condition, results of operations and stock price could be materially and adversely affected by any of these risks. The risks described in our Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition, results of operations and stock price.

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

Sparton Corporation

Date: February 2, 2016	By:	/s/ CARY B. WOOD
Cary B. Wood
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 2, 2016	By:	/s/ JOSEPH G. MCCORMACK
Joseph G. McCormack
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)