Form 10-Q
period 2016-03-27
SPARTON CORP
filed 2016-05-03
CIK 92679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2016, there were 9,842,458 shares of common stock, $1.25 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	March 27, 2016	June 30, 2015
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$834	$14,914
Accounts receivable, net of allowance for doubtful accounts of $552 and $173, respectively	61,096	70,974
Inventories and cost of contracts in progress, net	79,959	79,503
Deferred income taxes	4,714	4,714
Prepaid expenses and other current assets	8,132	5,488
Total current assets	154,735	175,593
Property, plant and equipment, net	34,045	32,608
Goodwill	76,837	74,175
Other intangible assets, net	39,202	45,825
Deferred income taxes	2,281	2,199
Other assets	6,281	7,151
Total assets	$313,381	$337,551
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$38,307	$29,948
Accrued salaries and wages	10,852	9,089
Accrued health benefits	1,237	1,510
Performance based payments on customer contracts	—	1,756
Current portion of capital lease obligations	165	—
Other accrued expenses	11,255	16,328
Total current liabilities	61,816	58,631
Pension liability	424	424
Long-term debt	123,400	154,500
Environmental remediation	6,554	7,117
Capital lease obligations, less current portion	439	—
Total liabilities	192,633	220,672
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, no par value; 200,000 shares authorized, none issued	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 9,842,458 and 9,886,618 shares issued and outstanding, respectively	12,303	12,358
Capital in excess of par value	16,088	16,045
Retained earnings	93,732	89,933
Accumulated other comprehensive loss	(1,375)	(1,457)
Total shareholders’ equity	120,748	116,879
Total liabilities and shareholders’ equity	$313,381	$337,551

See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Dollars in thousands, except per share data)

	For the Third Quarter of Fiscal Years		For the First Three Quarters of Fiscal Years
	2016	2015	2016	2015
Net sales	$102,175	$93,065	$312,395	$255,732
Cost of goods sold	83,108	74,400	253,669	209,008
Gross profit	19,067	18,665	58,726	46,724
Operating Expense:
Selling and administrative expenses	13,727	11,873	41,691	33,249
Internal research and development expenses	561	418	1,512	715
Amortization of intangible assets	2,361	1,492	7,323	4,317
Restructuring charges	(258)	—	2,102	—
Reversal of accrued contingent consideration	—	—	(1,530)	—
Total operating expense	16,391	13,783	51,098	38,281
Operating income	2,676	4,882	7,628	8,443
Other income (expense)
Interest expense, net	(956)	(458)	(2,739)	(1,559)
Other, net	28	27	130	127
Total other expense, net	(928)	(431)	(2,609)	(1,432)
Income before income taxes	1,748	4,451	5,019	7,011
Income taxes	612	318	1,221	1,120
Net income	$1,136	$4,133	$3,798	$5,891
Income per share of common stock:
Basic	$0.12	$0.42	$0.38	$0.59
Diluted	$0.12	$0.42	$0.38	$0.59
Weighted average shares of common stock outstanding:
Basic	9,789,807	9,764,838	9,784,544	9,874,185
Diluted	9,789,807	9,769,375	9,784,544	9,888,905

See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars in thousands)

	For the Third Quarter of Fiscal Years		For the First Three Quarters of Fiscal Years
	2016	2015	2016	2015
Net income	$1,136	$4,133	$3,798	$5,891
Other comprehensive income, net:
Amortization of unrecognized net actuarial loss, net of tax	40	8	87	33
Unrecognized gain (loss) on marketable equity securities, net of tax	169	(111)	(4)	(169)
Other comprehensive income (loss), net	209	(103)	83	(136)
Comprehensive income	$1,345	$4,030	$3,881	$5,755

See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	For the First Three Quarters of Fiscal Years
	2016	2015
Cash Flows from Operating Activities:
Net income	$3,798	$5,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,488	3,360
Amortization of intangible assets	7,323	4,317
Deferred income taxes	82	(1,039)
Stock-based compensation (credit) expense	(32)	1,718
Gross profit effect of capitalized profit in inventory from acquisitions	—	255
Loss on sale of property, plant and equipment, net	56	—
Reversal of accrued contingent consideration	(1,530)	—
Excess tax benefit from stock-based compensation	(161)	(996)
Amortization of deferred financing costs	210	561
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	9,492	7,216
Inventories and cost of contracts in progress	(5,508)	(4,362)
Prepaid expenses and other assets	(1,928)	(1,821)
Performance based payments on customer contracts	(1,756)	(1,979)
Accounts payable and accrued expenses	6,774	(664)
Net cash provided by operating activities	21,308	12,457
Cash Flows from Investing Activities:
Acquisition of businesses, net of cash acquired	750	(42,289)
Purchase of marketable equity securities	—	(986)
Purchases of property, plant and equipment	(5,227)	(3,903)
Proceeds from sale of property, plant and equipment	221	—
Net cash used in investing activities	(4,256)	(47,178)
Cash Flows from Financing Activities:
Borrowings of long-term debt	97,150	112,414
Repayments of long-term debt	(128,250)	(73,414)
Payment of debt financing costs	—	(1,057)
Repurchase of stock	(141)	(6,830)
Proceeds from the exercise of stock options	—	165
Payments under capital lease agreements	(52)	—
Excess tax benefit from stock-based compensation	161	996
Net cash (used in) provided by financing activities	(31,132)	32,274
Net decrease in cash and cash equivalents	(14,080)	(2,447)
Cash and cash equivalents at beginning of period	14,914	8,028
Cash and cash equivalents at end of period	$834	$5,581
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,352	$952
Cash paid for income taxes	$766	$3,383
Machinery and equipment financed under capital leases	$656	$—
Supplemental disclosure of non-cash investing activities:
Adjustments to acquired companies' opening balance sheets	$3,412	$1,490

See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(1) Business and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform to the current year presentation. Subsequent events have been evaluated through the date these financial statements were issued. Additionally, the consolidated financial statements should be read in conjunction with Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Quarterly Report on Form 10-Q.
For fiscal year 2016, the Company has changed from a calendar year to a 52-53 week year (5-4-4 basis) ending on the Sunday closest to June 30. Therefore, the financial results of certain fiscal years, and the associated 14 week quarters, will not be exactly comparable to the prior and subsequent 52 week fiscal years and the associated quarters having only 13 weeks. The change was not deemed a change in fiscal year for purposes of reporting subject to Rule 13a-10 or 15d-10; hence, no transition reports are required. The Company has made the change in fiscal years on a prospective basis and thus the change will not impact the Company’s financial statements as of and for the year ended June 30, 2015 or any interim period therein. The Company believes the change in fiscal years will provide numerous benefits, including more consistency between reported periods and to better align its reporting periods with the Company’s peer group.
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
(2) Acquisitions
The company consummated seven acquisitions in fiscal year 2015. The following table summarizes the pro forma results of operations had the acquisitions occurred as of the beginning of the 2015 fiscal year:

	For the Third Quarter of Fiscal Year	For the First Three Quarters of Fiscal Year
	2015	2015
Net sales	$114,596	$326,878
Net income	4,354	8,157
Net income per share — basic	0.45	0.83
Net income per share — diluted	0.45	0.82
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
The Company has elected to adopt Accounting Standards Update No. 2015-16, Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustment. As a result, during the first three quarters of fiscal year 2016, the Company recorded adjustments to the opening balance sheets of Hunter and RTEmd as follows:

Changes to goodwill:
Inventory	$5,052
Accounts receivable	386
Property, plant and equipment	(974)
Intangible assets - customer relationships	(700)
Other assets and liabilities, net	(352)
Non-cash adjustments	3,412
Adjustment to purchase consideration	(750)
Total	$2,662
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
During the third quarter of fiscal year 2016, the Company recorded an adjustment to Goodwill of $428 which reduced certain tax liabilities related to the Company’s purchase of Hunter.
(3) Inventories and Cost of Contracts in Progress
The following are the major classifications of inventory, net of interim billings:

	March 27, 2016	June 30, 2015
Raw materials	$45,509	$60,668
Work in process	23,208	19,047
Finished goods	14,731	7,244
Total inventory and cost of contracts in progress, gross	83,448	86,959
Inventory to which the U.S. government has title due to interim billings	(3,489)	(7,456)
Total inventory and cost of contracts in progress, net	$79,959	$79,503
(4) Property, Plant and Equipment, Net
Property, plant and equipment, net consists of the following:

	March 27, 2016	June 30, 2015
Land and land improvements	$1,429	$1,429
Buildings and building improvements	27,549	27,482
Machinery and equipment	42,064	36,923
Construction in progress	1,682	2,278
Total property, plant and equipment	72,724	68,112
Less accumulated depreciation	(38,679)	(35,504)
Total property, plant and equipment, net	$34,045	$32,608

(5) Other Intangible Assets
The components of other intangible assets, net consist of the following:

	Net Carrying Value at June 30, 2015	Additions	Amortization	Net Carrying Value at March 27, 2016
Non-compete agreements	$3,129	$—	$(715)	$2,414
Customer relationships	40,126	700	(6,260)	34,566
Trademarks/Tradenames	1,551	—	(128)	1,423
Unpatented technology	1,019	—	(220)	799
Other intangible assets, net	$45,825	$700	$(7,323)	$39,202

(6) Debt

The Company has a revolving line-of-credit facility (the “Credit Facility”) of $275,000, which can be expanded by up to $100,000. The facility is secured by substantially all assets of the Company and its subsidiaries and expires on September 11, 2019.
Outstanding borrowings under the Credit Facility will bear interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six month periods, plus 1.00% to 1.75%, or at the bank’s base rate, as defined, plus 0.00% to 0.75%, based upon the Company’s Total Funded Debt/EBITDA Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the Credit Facility ranging from 0.20% to 0.35%, based on the Company’s Total Funded Debt/EBITDA Ratio, as defined. The Credit Facility includes representations, covenants and events of default that are customary for financing transactions of this nature. The effective interest rate on outstanding borrowings under the Credit Facility was 2.31% at March 27, 2016. As a condition of the Credit Facility, the Company is subject to certain customary covenants, which it was in compliance with at March 27, 2016.
As of March 27, 2016, the Company had approximately $150,729 available under its $275,000 credit facility, reflecting borrowings of $123,400 and certain letters of credit outstanding of $871.
The Company entered into capital leases in the third quarter of fiscal year 2016 with a total value of $656.
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
The Company holds marketable equity securities of $841 and $846 at March 27, 2016 and June 30, 2015, respectively, that it classifies as available-for-sale and are recorded in other current assets at March 27, 2016 and other non-current assets at June 30, 2015 on the Consolidated Balance Sheets. These securities are carried at fair value with unrealized gains and losses reflected in Accumulated Other Comprehensive Income and are classified as Level 1 in the fair value hierarchy.
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

(9) Defined Benefit Pension Plan

The Company has a frozen defined benefit pension plan. The Company recorded net periodic pension expense of $7 and income of $38 for the third quarters of fiscal years 2016 and 2015, respectively. The Company recorded net periodic pension income of $16 and $115 for the first three quarters of fiscal years 2016 and 2015, respectively. No contributions were made to the pension plan during fiscal years 2016 and 2015.
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
The Company is a party to an environmental remediation matter in Albuquerque, New Mexico. As of March 27, 2016 and June 30, 2015, Sparton had accrued approximately $7,228 and $7,792, respectively, as its estimate of the remaining minimum future discounted financial liability regarding this matter, of which approximately $674 is classified as a current liability and included on the balance sheets in other accrued expenses. See the Company’s Annual Report on Form 10-K for the year ended June 30, 2015 for further information.
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
The following table shows stock-based compensation expense (credit) by type of share-based award included in the consolidated statements of income:

	For the Third Quarter of Fiscal Years		For the First Three Quarters of Fiscal Years
	2016	2015	2016	2015
Fair value (credit) expense of stock option awards	$(111)	$82	$206	$223
Restricted stock units	(444)	166	123	451
Restricted stock	(346)	252	(361)	1,044
Total stock-based compensation (credit) expense	$(901)	$500	$(32)	$1,718

During the first two quarters of fiscal year 2016, the Company awarded an aggregate of 129,800 stock options to certain members of management with an average exercise price of $22.98. No stock options were granted during the third quarter of fiscal year 2016. The fair value of each stock option is estimated at the grant date using the Black-Scholes option pricing method.
Stock-based compensation reflects a reduction in expense in the third quarter of fiscal year 2016 as a result of the separation of certain executives from the Company.

The following is a summary of activity for the first three quarters of fiscal year 2016 related to the 2010 plan:

	Stock Options	Restricted stock units	Restricted shares
Outstanding at June 30, 2015	107,584	62,828	132,299
Granted	129,800	96,754	—
Forfeited	(104,977)	(80,308)	(52,303)
Vested	(19,420)	—	(27,345)
Outstanding at March 27, 2016	112,987	79,274	52,651
As of March 27, 2016, 19,420 stock options were exercisable.
(12) Earnings Per Share Data
The following table sets forth the computation of basic and diluted net income per share:

	For the Third Quarter of Fiscal Years		For the First Three Quarters of Fiscal Years
	2016	2015	2016	2015
Numerator:
Net income	$1,136	$4,133	$3,798	$5,891
Less net income allocated to contingently issuable participating securities	(9)	(59)	(36)	(85)
Net income available to common shareholders	$1,127	$4,074	$3,762	$5,806

Weighted average shares outstanding – Basic	9,789,807	9,764,838	9,784,544	9,874,185
Dilutive effect of stock options	—	4,537	—	14,720
Weighted average shares outstanding – Diluted	9,789,807	9,769,375	9,784,544	9,888,905

Net income available to common shareholders per share:
Basic	$0.12	$0.42	$0.38	$0.59
Diluted	$0.12	$0.42	$0.38	$0.59
For the third quarters of fiscal years 2016 and 2015, there were no unvested participating restricted shares included in determining both basic and diluted earnings per share. For the first three quarters of fiscal years 2016 and 2015, 52,651 and 175,666, respectively, of unvested participating restricted shares were included in determining both basic and diluted earnings per share. The number of shares excluded from the calculation of diluted net income per share because the shares were either contingently issuable or their inclusion would be anti-dilutive was 244,912 for the first three quarters of fiscal year 2016.
(13) Restructuring Activities
During the second quarter of fiscal year 2016, the Company announced the closing of its Lawrenceville, GA manufacturing operations and the consolidation of the Irvine, CA design center into the Irvine, CA manufacturing operations to optimize the Company’s manufacturing and design facility footprint and realize synergies from the Company’s acquisitions. These restructuring activities are substantially complete as of the end of the third quarter of fiscal year 2016. Manufacturing activities have been transferred and the facilities are occupied by subtenants. The remaining reserve balances represent amounts for manufacturing transition at the new facilities, lease payments net of sublease income and severance payments.

The table below summarizes the nature and amount of all restructuring actions for the fiscal year 2016:

	Termination Benefits	Exit / Other Costs	Total
Restructuring reserve as of June 30, 2015	$—	$—	$—
Provision	820	1,540	2,360
Payments	—	(600)	(600)
Restructuring reserve as of December 27, 2015	820	940	1,760
Costs adjustments	(392)	134	(258)
Payments	(333)	(851)	(1,184)
Restructuring reserve as of March 27, 2016	$95	$223	$318
(14) Business Segments
The Company has identified two reportable segments; Manufacturing & Design Services ("MDS") and Engineered Components & Products ("ECP"). The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company's resources on a segment basis. The Company’s Chief Operating Decision Maker assesses segment performance and allocates resources to each segment individually.
Operating results and certain other financial information about the Company’s two reportable segments for the third quarter and first three quarters of fiscal years 2016 and 2015 were as follows:

	For the Third Quarter of Fiscal Year 2016
	MDS	ECP	Unallocated	Eliminations	Total
Net sales	$68,187	$37,566	$—	$(3,578)	$102,175
Gross profit	7,771	11,296	—	—	19,067
Selling and administrative expenses (incl. depr)	5,850	3,898	3,979	—	13,727
Internal research and development expenses	—	561	—	—	561
Restructuring charges	(258)	—	—	—	(258)
Depreciation and amortization	2,827	631	384	—	3,842
Operating income	231	6,424	(3,979)	—	2,676
Capital expenditures	473	496	995	—	1,964
Total assets at March 27, 2016	$233,198	$86,898	$36,950	$(43,665)	$313,381

	For the Third Quarter of Fiscal Year 2015
	MDS	ECP	Unallocated	Eliminations	Total
Net sales	$62,150	$36,022	$—	$(5,107)	$93,065
Gross profit	8,073	10,592	—	—	18,665
Selling and administrative expenses (incl. depr)	4,623	2,831	4,419	—	11,873
Internal research and development expenses	—	418	—	—	418
Depreciation and amortization	2,051	356	224	—	2,631
Operating income	2,093	7,208	(4,419)	—	4,882
Capital expenditures	201	160	1,714	—	2,075
Total assets at June 30, 2015	$238,777	$64,880	$33,894	$—	$337,551

	For the First Three Quarters of Fiscal Year 2016
	MDS	ECP	Unallocated	Eliminations	Total
Net sales	$209,730	$116,297	$—	$(13,632)	$312,395
Gross profit	25,056	33,670	—	—	58,726
Selling and administrative expenses (incl. depr)	18,377	11,210	12,104	—	41,691
Internal research and development expenses	—	1,512	—	—	1,512
Restructuring charges	2,102	—	—	—	2,102
Reversal of accrued contingent consideration	(1,530)	—	—	—	(1,530)
Depreciation and amortization	8,979	1,958	874	—	11,811
Operating income	48	19,684	(12,104)	—	7,628
Capital expenditures	1,906	769	2,552	—	5,227

	For the First Three Quarters of Fiscal Year 2015
	MDS	ECP	Unallocated	Eliminations	Total
Net sales	$179,191	$88,010	$—	$(11,469)	$255,732
Gross profit	23,367	23,357	—	—	46,724
Selling and administrative expenses (incl. depr)	12,485	7,588	13,176	—	33,249
Internal research and development expenses	—	715	—	—	715
Depreciation and amortization	6,225	942	510	—	7,677
Operating income	6,872	14,747	(13,176)	—	8,443
Capital expenditures	948	1,038	1,917	—	3,903

(15) New Accounting Standards
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers, which amends guidance for revenue recognition. Under the new standard, revenue will be recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. The standard creates a five-step model that will generally require companies to use more judgment and make more estimates than under current guidance when considering the terms of contracts along with all relevant facts and circumstances. These include the identification of customer contracts and separating performance obligations, the determination of transaction price that potentially includes an estimate of variable consideration, allocating the transaction price to each separate performance obligation, and recognizing revenue in line with the pattern of transfer. In August 2015, the FASB issued an amendment to defer the effective date for all entities by one year. The new standard will become effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016. Companies have the option of using either a full or modified retrospective approach in applying this standard. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03 ("ASU 2015-03"), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 changes the presentation of debt issuance costs for term debt in the balance sheet by requiring the debt issuance costs to be presented as a direct deduction from the related debt liability, rather than recorded as an asset. In August 2015, the FASB issued clarification to the guidance in ASU 2015-03 regarding presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The new standard provides clarification regarding costs to secure revolving lines of credit and indicates that the SEC staff would not object to an entity deferring and presenting costs associated with line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in these updates. The provisions of this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, although early adoption is permitted. When adopted, this guidance must be applied on a retrospective basis.  The Company does not expect the impact of the adoption of this ASU to have a material impact on its consolidated financial statements. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.
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
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases (Topic 842). ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for capital leases and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09 ("ASU 2016-09"), Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 will directly impact the tax administration of equity plans. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted and any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following is management’s discussion and analysis of certain significant events affecting Sparton Corporation’s (the “Company” or “Sparton”) results of operations and financial condition during the periods included in the accompanying financial statements. Additional information regarding the Company can be accessed via Sparton’s website at www.sparton.com. Information provided at the website includes, among other items, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Quarterly Earnings Releases, News Releases and the Code of Business Conduct and Ethics, as well as various corporate charters and documents. Information on our website is not incorporated by reference into this
Form 10-Q.
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
Consolidated Results of Operations
Presented below is comparative data and discussions regarding our consolidated results of operations for the third quarter and first three quarters of fiscal year 2016 compared to the third quarter and first three quarters of fiscal year 2015. Results of operations for any period less than one year are not necessarily indicative of results of operations that may be expected for a full year. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

For the Third Quarter of Fiscal Year 2016 compared to the Third Quarter of Fiscal Year 2015
The following table presents selected consolidated statements of income data (dollars in thousands):
CONSOLIDATED

	For the Third Quarter of Fiscal Years
	2016	% of Sales	2015	% of Sales
Net sales:
Legacy business	$82,576	80.8%	$92,091	99.0%
Acquired business	19,599	19.2	974	1.0
Total net sales	102,175	100.0	93,065	100.0
Cost of goods sold	83,108	81.3	74,400	79.9
Gross profit	19,067	18.7	18,665	20.1
Selling and administrative expenses	13,727	13.4	11,873	12.8
Internal research and development expenses	561	0.6	418	0.4
Amortization of intangible assets	2,361	2.3	1,492	1.6
Restructuring charges	(258)	(0.2)	—	—
Operating income	2,676	2.6	4,882	5.3
Other expense, net	(928)	(0.9)	(431)	(0.5)
Income before income taxes	1,748	1.7	4,451	4.8
Income taxes	612	0.6	318	0.4
Net income	$1,136	1.1%	$4,133	4.4%
The decrease in legacy business sales reflects fluctuations in customer demand as well as product insourcing in the MDS segment partially offset by increased sonobuoy sales to foreign governments in the ECP segment and increased sales from new programs.
Gross margin was negatively impacted in the third quarter of fiscal year 2016 as compared to the same quarter last year due to an unfavorable shift in product mix in the MDS segment. The increase in selling and administrative expense is due to the expenses acquired from companies purchased in the prior year.
The increase in amortization of intangible assets relates to certain intangible assets acquired as part of the acquisitions in fiscal year 2015.
Selling and administrative expenses increased as a result of acquired businesses, as well as costs in the current quarter related to executive separations, strategic alternatives review and sale process, corporate headcount reduction and nonrecurring legal and consulting costs.
Restructuring charges relate to the announced closing of the Company's Lawrenceville, GA manufacturing operations and the consolidation of the Irvine, CA design center into the Irvine, CA manufacturing operations to optimize the Company’s manufacturing and design facility footprint and realize synergies from the Company’s acquisitions. Restructuring reserves were adjusted in the third quarter of fiscal year 2016 to reflect lower than expected termination benefits and higher than expected sublease income which was partially offset by higher than expected exit and other costs.
The Company’s effective income tax rate for interim periods was determined based on the Company’s estimated annual effective tax rate for the applicable year using the federal statutory income tax rate, permanent tax differences, foreign income taxes and state income taxes. The Company's estimated effective tax rate for the third quarter of fiscal year 2016 was determined to be approximately 35.0%.
Due to the factors described above, the Company reported net income of $1.1 million, or $0.12 per share for the third quarter of fiscal year 2016, compared to net income of $4.1 million, or $0.42 per share for the third quarter of fiscal year 2015.

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
Engineered Components and Products Segment
ECP segment operations are comprised of design, development and production of proprietary products for both domestic and foreign defense as well as commercial needs. Sparton designs and manufactures ASW devices known as sonobuoys for the U.S. Navy and foreign governments that meet Department of State licensing requirements. The sonobuoy product line is built to stringent military specifications and are required by International Tariff and Arms Regulations (ITAR). Our ECP segment also includes ruggedized flat panel display systems for military panel PC workstations, air traffic control and industrial and commercial marine applications.
MDS
The following table presents selected consolidated statements of income data (dollars in thousands):

	For the Third Quarter of Fiscal Years
	2016	% of Sales	2015	% of Sales	$ Chg	% Chg
Net sales:
Legacy business	$46,406	68.0%	$56,604	91.1%	$(10,198)	(18.0)%
Acquired business	18,248	26.8	560	0.9	17,688	—
Intercompany	3,533	5.2	4,986	8.0	(1,453)	(29.1)
Total net sales	68,187	100.0	62,150	100.0	6,037	9.7
Gross profit	7,771	11.4	8,073	13.0	(302)	(3.7)
Selling and administrative expenses	5,850	8.6	4,623	7.4	1,227	26.5
Amortization of intangible assets	1,948	2.9	1,357	2.2	591	43.6
Restructuring charges	(258)	(0.4)	—	—	(258)	—
Operating income	$231	0.3%	$2,093	3.4%	$(1,862)	(89.0)%
The decrease in legacy business sales was due to fluctuations in customer demand as well customer insourcing, certain programs going end-of-life and customers managing their working capital to match end-market demands, partially offset by increased sales from new programs. MDS backlog was approximately $160.3 million at the end of third quarter of fiscal year 2016 compared to $117.7 million at the end of third quarter of fiscal year 2015. Commercial orders, in general, may be rescheduled or canceled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the third quarter fiscal year 2016 MDS backlog is currently expected to be realized in the next 12 months.
Gross margin on MDS sales was negatively affected in the current quarter by an unfavorable shift in product mix as compared to the third quarter of the prior year. The increase in selling and administrative expense is due to the selling and administrative expenses of the acquired businesses.
The increase in selling and administrative expenses was a result of the acquisitions of Hunter Technology Corporation ("Hunter") and Real-Time Enterprises, Inc. ("RTEmd"). The increase in amortization of intangible assets is due to the amortization of customer relationships and non-compete agreements from the acquisitions. Restructuring charges relate to the previously discussed closing of the Company’s Lawrenceville, GA manufacturing operations and consolidation of its Irvine, CA design center into its Irvine, CA manufacturing operations.

ECP
The following table presents selected consolidated statements of income data (dollars in thousands):

	For the Third Quarter of Fiscal Years
	2016	% of Sales	2015	% of Sales	$ Chg	% Chg
Net sales:
Legacy business	$36,170	96.3%	$35,487	98.5%	$683	1.9%
Acquired business	1,351	3.6	414	1.2	937	—
Intercompany	45	0.1	121	0.3	(76)	(62.8)
Total net sales	37,566	100.0	36,022	100.0	1,544	4.3
Gross profit	11,296	30.1	10,592	29.4	704	6.6
Selling and administrative expenses	3,898	10.4	2,831	7.8	1,067	37.7
Internal research and development expenses	561	1.5	418	1.2	143	34.2
Amortization of intangible assets	413	1.1	135	0.4	278	—
Operating income	$6,424	17.1%	$7,208	20.0%	$(784)	(10.9)%
The increase in ECP legacy business sales reflects increased sonobuoy sales of $2.9 million to foreign governments, partially offset by decreased sonobuoy sales of $2.2 million to the U.S. Navy. Total sales to the U.S. Navy in the third quarters of fiscal years 2016 and 2015 were approximately $23.4 million and $25.7 million, respectively. For the third quarters of fiscal years 2016 and 2015, sales to the U.S. Navy accounted for 23% and 28%, respectively, of consolidated Company net sales and 62% and 71%, respectively, of ECP segment net sales. ECP backlog was approximately $111.4 million at the end of third quarter of fiscal year 2016 compared to $139.4 million at the end of third quarter of fiscal year 2015. A majority of the third quarter fiscal year 2016 ECP backlog is currently expected to be realized in the next 18 months.
Gross margin on ECP sales was positively impacted in the current year quarter due to a favorable shift in product mix as compared to the prior year quarter. The increase in selling and administrative expense was due to the acquired selling and administration expenses of Stealth.com as well as professional service expenses associated with governmental audits and compliance.
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
Eliminations and Corporate Unallocated
The following table presents selected consolidated statements of income data (dollars in thousands):

	For the Third Quarter of Fiscal Years
	2016	2015	$ Chg	% Chg
Intercompany sales elimination	$(3,578)	$(5,107)	$1,529	29.9%
Selling and administrative expenses unallocated	3,979	4,419	(440)	(10.0)
Total corporate selling and administrative expenses before allocation to operating segments were $7.3 million and $6.9 million for the third quarter of fiscal year 2016 and fiscal year 2015, respectively, or 7.1% and 7.4% of consolidated sales, respectively. Of these costs, $3.3 million and $2.5 million, respectively, were allocated to segment operations in each of these periods.

For the First Three Quarters of Fiscal Year 2016 compared to the First Three Quarters of Fiscal Year 2015
The following table presents selected consolidated statements of income data (dollars in thousands):
CONSOLIDATED

	For the First Three Quarters of Fiscal Years
	2016	% of Sales	2015	% of Sales
Net sales:
Legacy business	$246,257	78.8%	$254,758	99.6%
Acquired business	66,138	21.2	974	0.4
Total net sales	312,395	100.0	255,732	100.0
Cost of goods sold	253,669	81.2	209,008	81.7
Gross profit	58,726	18.8	46,724	18.3
Selling and administrative expenses	41,691	13.4	33,249	13.0
Internal research and development expenses	1,512	0.5	715	0.3
Amortization of intangible assets	7,323	2.3	4,317	1.7
Restructuring charges	2,102	0.7	—	—
Reversal of accrued contingent consideration	(1,530)	(0.5)	—	—
Operating income	7,628	2.4	8,443	3.3
Other expense, net	(2,609)	(0.8)	(1,432)	(0.6)
Income before income taxes	5,019	1.6	7,011	2.7
Income taxes	1,221	0.4	1,120	0.4
Net income	$3,798	1.2%	$5,891	2.3%
The decrease in legacy business sales reflects fluctuations in customer demand as well as product insourcing and certain programs going end-of-life in the MDS segment, partially offset by increased sonobuoy sales to foreign governments, increased sales in ruggedized flat panel displays in the ECP segment and increased sales from new programs.
The slight increase in gross margin for the first three quarters of fiscal year 2016 as compared to the first three quarters of fiscal year 2015 primarily reflects the effect of fixed overhead costs on higher business sales. The increase in selling and administrative expense is due to the expenses from companies acquired in the prior year and increased costs at the corporate office.
The increase in amortization of intangible assets relates to certain intangible assets acquired as part of the acquisitions in fiscal year 2015. Restructuring charges relate to the previously discussed closing of the Company’s Lawrenceville, GA manufacturing operations and consolidation of its Irvine, CA design center into its Irvine, CA manufacturing operations.
Accrued contingent consideration related to Hunter of approximately $1.2 million and RTEmd of approximately $0.3 million, both in the MDS segment, was reversed based on the Company’s determination that Hunter and RTEmd would not meet the required performance thresholds necessary to earn their respective contingent considerations.
The Company recognized a discrete income tax benefit of $0.5 million for the first three quarters of fiscal year 2016 as a result of the reversal of previously accrued contingent purchase price consideration liability. The Company’s effective income tax rate for interim periods was determined based on the Company’s estimated annual effective tax rate for the applicable year using the federal statutory income tax rate, permanent tax differences, foreign income taxes and state income taxes. Excluding the discrete income tax event described above, the Company's estimated annual effective tax rate for the fiscal year was determined to be approximately 35.0%.
Due to the factors described above, the Company reported net income of $3.8 million, or $0.38 per share for the first three quarters of fiscal year 2016, compared to net income of $5.9 million, or $0.59 per share for the first three quarters of fiscal year 2015.

MDS
The following table presents selected consolidated statements of income data (dollars in thousands):

	For the First Three Quarters of Fiscal Years
	2016	% of Sales	2015	% of Sales	$ Chg	% Chg
Net sales:
Legacy business	$135,460	64.6%	$167,467	93.5%	$(32,007)	(19.1)%
Acquired business	60,868	29.0	560	0.3	60,308	—
Intercompany	13,402	6.4	11,164	6.2	2,238	20.0
Total net sales	209,730	100.0	179,191	100.0	30,539	17.0
Gross profit	25,056	11.9	23,367	13.0	1,689	7.2
Selling and administrative expenses	18,377	8.8	12,485	7.0	5,892	47.2
Amortization of intangible assets	6,059	2.9	4,010	2.2	2,049	51.1
Restructuring charges	2,102	0.9	—	—	2,102	—
Reversal of accrued contingent consideration	(1,530)	(0.7)	—	—	(1,530)	—
Operating income	$48	—%	$6,872	3.8%	$(6,824)	(99.3)%
The decrease in legacy business sales was due to fluctuations in customer demand as well customer insourcing, certain programs going end-of-life and customers managing their working capital to match end-market demands, partially offset by increased sales by new programs.
Gross margin on MDS sales was negatively impacted in the current year by an unfavorable shift in product mix. The selling and administrative expense increase is primarily comprised of businesses acquired in the prior year.
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
ECP
The following table presents selected consolidated statements of income data (dollars in thousands):

	For the First Three Quarters of Fiscal Years
	2016	% of Sales	2015	% of Sales	$ Chg	% Chg
Net sales:
Legacy business	$110,797	95.3%	$87,291	99.2%	$23,506	26.9%
Acquired business	5,270	4.5	414	0.5	4,856	—
Intercompany	230	0.2	305	0.3	(75)	(24.6)
Total net sales	116,297	100.0	88,010	100.0	28,287	32.1
Gross profit	33,670	28.9	23,357	26.5	10,313	44.2
Selling and administrative expenses	11,210	9.6	7,588	8.6	3,622	47.7
Internal research and development expenses	1,512	1.3	715	0.8	797	—
Amortization of intangible assets	1,264	1.1	307	0.3	957	—
Operating income	$19,684	16.9%	$14,747	16.8%	$4,937	33.5%
The increase in ECP legacy business sales reflects increased sonobuoy sales of $14.7 million to foreign governments, increased engineering revenue to the U.S. Navy of $5.8 million and increased ruggedized flat panel display sales of $5.0 million (includes tuck-in acquisitions sales) partially offset by decreased sonobuoy sales to the U.S. Navy of $2.9 million. Total sales to the U.S. Navy in the first three quarters of fiscal years 2016 and 2015 were approximately $69.9 million and $67.0 million, respectively. For the first three quarters of fiscal years 2016 and 2015, sales to the U.S. Navy accounted for 22% and 26%, respectively, of consolidated Company net sales and 60% and 76%, respectively, of ECP segment net sales.

The slight increase in gross margin for the current year primarily reflects the effect of fixed overhead costs on higher business sales. The selling and administrative expense increase was due to the acquired selling and administration expenses of Stealth.com as well as professional service expenses associated with governmental audits and compliance.
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
Eliminations and Corporate Unallocated
The following table presents selected consolidated statements of income data (dollars in thousands):

	For the First Three Quarters of Fiscal Years
	2016	2015	$ Chg	% Chg
Intercompany sales elimination	$(13,632)	$(11,469)	$(2,163)	(18.9)%
Selling and administrative expenses unallocated	12,104	13,176	(1,072)	(8.1)
Total corporate selling and administrative expenses before allocation to operating segments were $22.2 million and $20.0 million for the first three quarters of fiscal year 2016 and fiscal year 2015, respectively, or 7.1% and 7.8% of consolidated sales, respectively. Of these costs, $10.1 million and $6.7 million, respectively, were allocated to segment operations in each of these periods.
Liquidity and Capital Resources
As of March 27, 2016, the Company had approximately $150.7 million available under its $275.0 million credit facility, reflecting borrowings of $123.4 million and certain letters of credit outstanding of $0.9 million. Additionally, the Company had available cash and cash equivalents of $0.8 million.
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
As a condition of the Credit Facility, the Company is subject to certain customary covenants, with which it was in compliance at March 27, 2016.
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

	For the First Three Quarters of Fiscal Years
CASH FLOWS	2016	2015
Operating activities, excluding changes in working capital	$14,234	$14,067
Net changes in working capital	7,074	(1,610)
Operating activities	21,308	12,457
Investing activities	(4,256)	(47,178)
Financing activities	(31,132)	32,274
Net changes in working capital related cash flows in the first three quarters of fiscal year 2016 primarily reflect collections of accounts receivables and increased accounts payable and accrued expenses, partially offset by changes in inventories, prepaid expenses as well as the funding of production related to U.S. Navy contracts. Working capital related cash flows for the first three quarters of fiscal year 2015 primarily reflect increased inventories, prepayment of income taxes as well as the funding of production related to U.S. Navy contracts during the year in excess of performance based payments received, partially offset by collections of accounts receivable.
Net cash flows from investing activities for the first three quarters of fiscal year 2016 includes cash received related to the acquisition of Hunter. Cash used in investing activities for the first three quarters of fiscal year 2015 relate to the acquisition of eMT, as well as the acquisitions of Argotec, IED, Real-time Enterprises, Inc., KEP Marine and Stealth.com. Net capital expenditures for the first three quarters of fiscal year 2016 and fiscal year 2015 were approximately $5.2 million and $3.9 million, respectively.
Net cash used in financing activities in the first three quarters of fiscal year 2016 reflects $31.1 million of net payments under the Company's Credit Facility as compared to $39.0 million in net borrowings for the first three quarters of fiscal year 2015.
Commitments and Contingencies
See Note 10, Commitments and Contingencies, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a discussion of the Company's commitments and contingencies.
Contractual Obligations
Information regarding the Company’s long-term debt obligations, environmental liability payments, operating lease payments and other commitments is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for fiscal year ended June 30, 2015. As of June 30, 2015, there were $55.2 million of non-cancelable purchase orders outstanding, $154.5 million of debt, $12.5 million of operating lease payments and a liability related to performance based billings on customer contracts of $1.8 million. As of March 27, 2016, compared to June 30, 2015, the non-cancelable purchase orders outstanding has increased to $57.4 million, debt decreased to $123.4 million, operating lease payments, net of subleases, increased to $12.7 million and the liability related to performance based billings has been eliminated. During the third quarter of fiscal year 2016, the Company entered into sublease agreements totaling $1.0 million related to its Lawrenceville, GA manufacturing facility and its Irvine, CA design center, the largest of which extends through May of 2018. Other than as noted above, there have been no material changes in the nature or amount of the Company’s contractual obligations since fiscal year end 2015.

Off-Balance Sheet Arrangements
The Company has standby letters of credit outstanding of approximately $0.9 million at March 27, 2016, principally to support insurance arrangements. Other than these standby letters of credit and the operating lease commitments referenced above, we have no off-balance sheet arrangements that would have a current or future material effect on our financial condition, changes in financial condition, revenue, expense, results of operations, liquidity, capital expenditures or capital resources.
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
The Company’s revolving credit line, when drawn upon, is subject to future interest rate fluctuations which could potentially have a negative impact on cash flows of the Company. The Company had $123.4 million outstanding under its Credit Facility at March 27, 2016. A prospective increase of 100 basis points in the interest rate applicable to the Company’s outstanding borrowings under its Credit Facility would result in an increase of approximately $1.2 million in our annual interest expense. The Company is not party to any currency exchange or interest rate protection agreements as of March 27, 2016.

Item 4. Controls and Procedures.
Our Chief Executive Officer and our Chief Financial Officer each has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures are effective.
There have been no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of fiscal year 2016 ended March 27, 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

10.3
Separation Agreement dated February 5, 2016 by and between the Registrant and Cary B. Wood, incorporated by reference from Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on February 8, 2016.

10.4
Employment Agreement dated February 5, 2016 by and between the Registrant and Joseph J. Hartnett, incorporated by reference from Exhibit 10.5 to the Registrant's Form 8-K filed with the SEC on February 8, 2016.

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

Sparton Corporation

Date: May 3, 2016	By:	/s/ JOSEPH J. HARTNETT
Joseph J. Hartnett
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2016	By:	/s/ JOSEPH G. MCCORMACK
Joseph G. McCormack
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)