Form 10-K
period 2016-07-03
SPARTON CORP
filed 2016-09-06
CIK 92679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: July 3, 2016
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold (based on the closing price on the New York Stock Exchange) as of December 24, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $204,065,000. For purposes of this computation, affiliates of the registrant include the registrant’s executive officers and directors and their respective affiliates as of December 24, 2015.
As of August 31, 2016, there were 9,839,398 shares of common stock, $1.25 par value per share, outstanding.

Documents Incorporated by Reference
Part III incorporates information by reference to the registrant’s definitive proxy statement for its 2016 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements about future events and expectations that are “forward-looking statements.” We may also make forward-looking statements in our other reports filed with the SEC, in materials delivered to our shareholders and in press releases. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Certain of these risks, uncertainties and other factors are described in Item 1A, “Risk Factors” of this report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or the negative use of these terms or other comparable terminology that convey the uncertainty of future events or outcomes. Although we believe these forward-looking statements are reasonable, they are based on a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. These forward-looking statements are based on management’s views and assumptions at the time originally made, and we undertake no obligation to update these statements whether as a result of new information or future events. There can be no assurance that our expectations, projections or views will materialize and you should not place undue reliance on these forward-looking statements. Any statement in this report that is not a statement of historical fact may be deemed to be a forward-looking statement and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.

PART I
ITEM 1.    BUSINESS
General
Sparton Corporation and subsidiaries (the “Company” or “Sparton”) has been in continuous existence since 1900. It was last reorganized in 1919 as an Ohio corporation. The Company is a provider of design, development and manufacturing services for complex electromechanical devices, as well as sophisticated engineered products complementary to the same electromechanical value stream. The Company serves the Medical & Biotechnology, Military & Aerospace and Industrial & Commercial markets through two reportable business segments; Manufacturing & Design Services (“MDS”) and Engineered Components & Products (“ECP”). Prior to fiscal year 2015, the Company reported under three reportable business segments; Medical Device (“Medical”), Complex Systems (“CS”) and Defense & Security Systems (“DSS”). The prior periods herein reflect this change in segment reporting. See Note 16, Business Segments, of the "Notes to Consolidated Financial Statements" in this Form 10-K for a further discussion of business segments. All of the Company's facilities are certified to one or more of the ISO/AS standards, including ISO 9001, AS9100 and ISO 13485, with most having additional certifications based on the needs of the customers they serve. The majority of the Company's customers are in highly regulated industries where strict adherence to regulations such as the International Tariff and Arms Regulations ("ITAR") is necessary. The Company's products and services include offerings for Original Equipment Manufacturers (“OEM”) and Emerging Technology (“ET”) customers that utilize microprocessor-based systems which include transducers, printed circuit boards and assemblies, sensors and electromechanical components, as well as development and design engineering services relating to these product sales. Sparton also develops and manufactures sonobuoys, anti-submarine warfare (“ASW”) devices used by the United States Navy as well as by foreign governments that meet Department of State licensing requirements. Additionally, Sparton manufactures rugged flat panel display systems for military panel PC workstations, air traffic control and industrial applications, as well as high performance industrial grade computer systems and peripherals. Many of the physical and technical attributes in the production of these proprietary products are similar to those required in the production of the Company's other electrical and electromechanical products and assemblies.
On April 27, 2016, Sparton announced that its Board of Directors had authorized a process to identify parties interested in acquiring the Company. This process is ongoing and there can be no assurance that this process will result in a consummation of any transaction. The Company cannot currently determine if the process will ultimately conclude in a sale of all or some of its assets.
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
MDS Segment
MDS segment operations are comprised of contract design, manufacturing and aftermarket repair and refurbishment of sophisticated printed circuit card assemblies, sub-assemblies, full product assemblies and cable/wire harnesses for customers seeking to bring their intellectual property to market. Additionally, Sparton is a developer of embedded software and software quality assurance services in connection with medical devices and diagnostic equipment. Customers include OEM and ET customers serving the Medical & Biotechnology, Military & Aerospace and Industrial & Commercial markets. In engineering and manufacturing for its customers, this segment adheres to very strict military and aerospace specifications and Food and Drug Administration (“FDA”) guidelines and approvals, in addition to product and process certifications.
The segment strives to exceed customers’ expectations with high delivery and quality performance. Our market advantage is our enterprise-wide Sparton Business System, experience and knowledge of the market, breadth of services that we offer and the relationships that we have developed over the past several decades. The competition includes both foreign and domestic companies, in addition to the internal capabilities of some of our customers. Some of our competitors have substantially greater financial, manufacturing or marketing resources than we do. Sparton's MDS segment excels in providing low-volume, high-mix services to highly-regulated end markets. OEM's in our market segments are continually driving costs out of their respective businesses through outsourcing strategies, allowing opportunity for Sparton to capture additional value add opportunities.

The engineering and manufacturing of highly complex devices is a fairly fragmented industry with no dominant player in the market. In the past, large printed circuit board contract manufacturers have sold their “box build” capabilities and have been very successful. The industry has continued to grow with more companies developing printed circuit board assembly (“PCBA”) capabilities and others entering the market via mergers and acquisitions of smaller companies. This has led to stronger competition with larger companies that have the financial resources to offer the services that the customers are requiring. Customers will assume that quality will be 100% and will drive their decisions based on services offered that best fit their total solutions needs as well as on the overall cost of the these services.
The understanding of the market needs is critical for our success. We are well positioned with our capabilities to meet our current organic growth plans. Historically, acquisitions have been an important element of the growth strategy for the MDS segment. The segment has supplemented its organic growth by identifying, acquiring and integrating acquisition opportunities that result in broader, more sophisticated product and service offerings while diversifying and expanding the Company's customer base and markets.
Sparton acquired 3 companies in the MDS segment in fiscal 2015. On July 9, 2014, the Company acquired Electronic Manufacturing Technology, LLC. (“eMT”), a contract services business manufacturing electromechanical controls and electronic assemblies, for $22.1 million. On January 20, 2015, the Company acquired Real-Time Enterprises, Inc. ("RTEmd"), a developer of embedded software to operate medical devices and diagnostic equipment, for $2.3 million. On April 14, 2015, the Company acquired Hunter Technology Corporation, (“Hunter”) an electronic contract manufacturing provider specializing in military and aerospace applications and providing engineering design, new product introduction and full-rate production manufacturing solutions working with major defense and aerospace companies, test and measurement suppliers, secure networking solution providers, medical device manufacturers and a wide variety of industrial customers, for $55.0 million.
Sparton acquired 2 companies in the MDS segment in 2014. On December 11, 2013, the Company acquired Beckwood Services, Inc. ("Beckwood”), a developer of electronic or electro-mechanical controls and electronic assemblies, for $15.3 million. On March 17, 2014, the Company acquired Aubrey Group, Inc. ("Aubrey”), a design and manufacturing company which develops new products for OEMs in the Medical and Biotechnology industries, for $5.0 million.
See Note 3, Acquisitions, of the “Notes to Consolidated Financial Statements” in this Form 10-K for additional information related to these acquisitions.
The Company does not believe that the MDS segment is substantially dependent on any individual contract or agreement with any customer and the significance of these large customers continues to be reduced through the Company's customer diversification as a result of growth. The Company's typical contractual arrangement with a customer is represented by a master agreement which includes certain master terms and conditions of Sparton's relationship with this customer. This agreement does not commit the customer to any specific volume of purchases. Moreover, these terms can be amended in appropriate circumstances. Thus, until this customer submits a purchase order to Sparton, there is no guarantee of any revenue to Sparton. The Company uses the purchase orders to determine volume and delivery requirements.
The majority of Sparton's MDS segment customers are in highly regulated industries where strict adherence to regulations such as ITAR, regulations issued by the FDA, the Federal Aviation Administration (“FAA”), the Environmental Protection Agency ("EPA") and similar foreign jurisdiction regulations such as the European Union RoHS (Restriction of Hazardous Substances) and REACH (Registration, Evaluation and Authorization of Chemicals) is necessary. Non-compliance risks range from variance notifications to production/shipping prevention depending upon the agency and form of non-compliance. These requirements are highly technical in nature and require strict adherence and documentation related to operational processes. Sparton's quality system provides us the ability to service such markets, differentiating Sparton from some potential competitors which lack such systems.
While overall sales can fluctuate during the year in each of our segments, revenues from our MDS segment are typically higher in the second half of the Company's fiscal year. Various factors can affect the distribution of our revenue between accounting periods, mainly the timing of customer demand.
ECP Segment
ECP segment operations are comprised of design, development and production of proprietary products for both domestic and foreign defense as well as commercial needs. Sparton designs and manufactures ASW devices known as sonobuoys for the U.S. Navy and for foreign governments that meet Department of State licensing requirements. This segment also performs an engineering development function for the United States military and prime defense contractors for advanced technologies, ultimately leading to future defense products, as well as replacements for existing products. The sonobuoy product line is built to stringent military specifications. These products are restricted by International Tariff and Arms Regulations (“ITAR”) and qualified by the U.S. Navy, which limits opportunities for competition. This segment is also a provider of rugged flat panel display systems for military panel PC workstations, air traffic control and industrial and commercial marine applications, as well as high performance industrial grade computer systems and peripherals. Rugged displays are manufactured for prime contractors, in some cases to specific military grade specifications. Additionally, this segment internally develops and markets commercial products for underwater acoustics and microelectromechanical (“MEMS”)-based inertial measurement.
Sparton is a 50/50 joint venture (“JV”) partner with UnderSea Sensor Systems, Inc. (“USSI”), the only other major producer of U.S. derivative sonobuoys. USSI's parent company is Ultra Electronics Holdings PLC, based in the United Kingdom. The JV operates under the name ERAPSCO and allows Sparton and USSI to combine their own unique and complementary backgrounds to jointly develop and produce U.S. derivative sonobuoy designs for the U.S. Navy as well as for foreign governments that meet Department of State licensing requirements. ERAPSCO maintains the DBA Sonobuoy TechSystems through which it conducts business directly with foreign governments. In concept, and in practice, ERAPSCO serves as a pass-through entity maintaining no funds or assets. While the JV provides the opportunity to maximize efficiencies in the design and development of the related sonobuoys, both of the joint venture partners function independently as subcontractors; therefore, there is no separate entity to be accounted for or consolidated. The Board of Directors of ERAPSCO has the responsibility for the overall management and operation of the JV. The six member board consists of equal representation (full time employees) from both JV partners for three year terms. Personnel necessary for the operation of ERAPSCO, specifically a president, vice president, general manager, contract administrator and financial manager, are similarly assigned by the JV partners for rotating three year terms and the costs of these assigned individuals are borne by the party assigning the personnel. In response to a customer request for proposal (“RFP”) that ERAPSCO will bid on, the Board of Directors of ERAPSCO approves both the composition of a response to the RFP and the composite bid to be submitted to the customer. The Board of Directors strives to divide the aggregate contract awards at a 50/50 share ratio. Each JV partner bears the costs it incurs associated with the preparation and submission of proposals. Each JV partner submits to ERAPSCO a proposal for the estimated price of performing that portion of the RFP applicable to it. Upon award of a contract to the JV, separate subcontracts are generated between ERAPSCO and each of the JV partners defining the responsibilities and compensation. These subcontracts contain terms and conditions consistent with the prime contract. Each JV partner is responsible to ERAPSCO for the successful execution of its respective scope of work under its subcontract and each JV partner is individually accountable for the profit or losses sustained in the execution of the subcontract against its respective bid. In some instances, either Sparton or USSI handles the complete production and delivery of sonobuoys to ERAPSCO's customer. In other instances, either Sparton or USSI starts the production and ship completed subassemblies to the other party for additional processing before being delivered to the customers. Under ERAPSCO, individual contract risk exposures are reduced, while the likelihood of achieving U.S. Navy and other ASW objectives is enhanced. ERAPSCO has been in existence since 1987 and historically, the agreed upon products included under the JV were generally developmental sonobuoys. In 2007, the JV expanded to include all future sonobuoy development and substantially all U.S. derivative sonobuoy products for customers outside of the United States. The JV was further expanded three years later to include all sonobuoy products for the U.S. Navy beginning with U.S. Navy's 2010 fiscal year contracts.
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
During fiscal years 2016, 2015 and 2014, Sparton incurred internally funded research and development (“IR&D”) expenses of $2.3 million, $1.5 million and $1.2 million, respectively, for the internal development of technologies. Customer funded R&D costs, which are usually part of a larger production agreement, totaled $16.7 million, $9.9 million and $9.7 million for fiscal years 2016, 2015 and 2014, respectively.
Sonobuoy and related engineering services, including sales to the U.S. Navy and foreign governments, accounted for 28%, 29% and 28% of consolidated revenue for fiscal years 2016, 2015 and 2014, respectively. Sales to the U.S Navy accounted for 22%, 25% and 19% of consolidated revenue for fiscal years 2016, 2015 and 2014, respectively. The U.S. Navy issues multiple contracts annually for its sonobuoy and engineering requirements. The loss of U.S. Navy sonobuoy sales would have a material adverse financial effect on the Company. While the overall relationship with the U.S. Navy is important to Sparton, the Company does not believe that it is substantially dependent on any individual contract or agreement with the U.S. Navy, other than the Subcontract (the "Subcontract"), effective December 4, 2014, between Sparton DeLeon Springs, LLC and ERAPSCO and the Subcontract effective November 4, 2015 between Sparton DeLeon Springs, LLC and ERAPSCO (collectively, the “Material Subcontracts”). Each of the Material Subcontracts is filed as an exhibit to this Annual Report on Form 10-K, and each has been issued pursuant to a U.S. Navy one year Indefinite Delivery Indefinite Quantity contract with four option years (the “IDIQ Contract”). The IDIQ Contract is also considered a material contract to the Company and is filed as an exhibit to this Annual Report on Form 10-K. Pursuant to the currently effective subcontracts issued pursuant IDIQ, including the Material Subcontracts, Sparton will supply sonobuoys to the U.S. Navy through ERAPSCO based on total subcontract awards received by Sparton DeLeon Springs, LLC in fiscal 2016 of approximately $91.7 million.
United States Navy contracts allow Sparton to submit performance based billings, which are then applied against inventories purchased and manufacturing costs incurred by the Company throughout its performance under these contracts. Inventories were reduced by performance based payments from the U.S. Navy for costs incurred related to long-term contracts, thereby establishing inventory to which the U.S. Navy then has title, of $9.0 million and $7.5 million, respectively, at July 3, 2016 and June 30, 2015. At July 3, 2016 and June 30, 2015, current liabilities include performance based payments of $0.0 million and $1.8 million, respectively, on Navy contracts. As these payments are in excess of cost, there is no inventory to which the government would claim title and, therefore, no offset to inventory has been made.
Acquisitions have been an element of the growth strategy for the ECP segment. The Segment has supplemented its organic growth by identifying, acquiring and integrating tangential technology products-based acquisition opportunities.
During fiscal year 2015, the Company acquired substantially all of the assets of Stealth.com ("Stealth"), a supplier of high performance rugged industrial grade computer systems and peripherals, for $16.0 CAD ($12.6 USD) million; certain assets of KEP Marine, a designer and manufacturer of industrial displays, industrial computers and HMI software for the Marine market, for $4.3 million; certain assets of Argotec, Inc. ("Argotec"), a business engaged in developing and manufacturing of sonar transducer products and components for the U.S. Navy, for $0.4 million and certain assets of Industrial Electronic Devices, Inc. ("IED"), a designer and manufacturer of rugged displays for the Industrial and Marine markets, for $3.3 million. During fiscal year 2014, the Company acquired certain assets and liabilities of Aydin Displays, Inc. ("Aydin Displays" or “Aydin”), which develops enhanced flat panel display and touch-screen solutions for the Military & Aerospace and Civil Marine markets, for $15.5 million.
See Note 3, Acquisitions, of the “Notes to Consolidated Financial Statements” in this Form 10-K for additional information related to these acquisitions.
ECP business operations are affected by numerous laws and regulations relating to the award, administration and performance of U.S. Navy contracts. The U.S. Navy generally has the ability to terminate ECP contracts, in whole or in part, without prior notice, for convenience or for default based on performance. If any of these contracts were terminated for convenience, Sparton would generally be protected by provisions covering reimbursement for costs incurred on the contracts and profit on those costs, but not the anticipated profit that would have been earned had the contract been completed.
Non-sonobuoy related manufacturing and services are sold primarily through a direct sales force. In addition, our divisional and executive management teams are an integral part of our sales and marketing teams.
Other
Materials for our operations are generally available from a variety of worldwide sources, except for selected components. Access to competitively priced materials is critical to success in our businesses. In certain markets, the volume purchasing power of our larger competitors creates a cost advantage for them. The Company has encountered availability and extended lead time issues on some electronic components due to strong market demand. This condition resulted in higher prices and late deliveries. However, the Company does not expect to encounter significant long-term problems in obtaining sufficient raw materials. The risk of material obsolescence in our businesses is less significant than that which exists in many other markets since raw materials and component parts are generally purchased only upon receipt of a customer's order. However, excess material resulting from order lead-time is a risk factor due to potential order cancellation or design changes by customers.
Substantially all of the Company's revenue is from customers based in the United States. Additionally, the Company has internal customers and manufacturing facilities in Canada and Vietnam. See Note 17, Business, Geographic and Sales Concentration, of the "Notes to Consolidated Financial Statements" in this Form 10-K for financial information regarding the Company's geographic sales concentration and locations of long-lived assets.
At July 3, 2016, Sparton employed 1,853 people, including 156 contractors. None of the Company's employees are represented by a labor union. The Company considers employee relations to be good.

Executive Officers of the Registrant
Information with respect to executive officers of the Registrant is set forth below. The positions have been held for the periods noted.

Joseph J. Hartnett
Interim President and Chief Executive Officer of Sparton Corporation since February 2016. Previously, Mr. Hartnett served as the Chairman of the Board of Directors of the Company. Prior to that, Mr. Hartnett served as President, Chief Executive Officer and Chief Operating Officer of Ingenient Technologies, Inc. a multimedia software development company, from 2008 through 2010. Before that date, Mr. Hartnett held the positions of Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer with U.S. Robotics Corporation. (Age 60)

Joseph G. McCormack
Senior Vice President and Chief Financial Officer since September 2015. Previously, Mr. McCormack served as Senior Financial Consultant to the Company since June 2015. Prior to that Mr. McCormack was a senior financial consultant from May 2012 to June 2015 and was Chief Financial Officer of Ingenient Technologies from December 2005 to May 2012. (Age 53)

Gordon B. Madlock
Senior Vice President, Operations since January 2009. Previously, Mr. Madlock held the position of Senior Vice President of Operations for Citation Corporation in Novi, MI since September 1999. (Age 58)

Steven M. Korwin
Senior Vice President, Quality and Engineering since September 2009. Previously, Mr. Korwin held the position of Group Vice President, Electronic Manufacturing Services since December 2008. Prior to that date, Mr. Korwin held the position of Vice President of Quality and Engineering for Citation Corporation in Novi, MI since October 2005. (Age 53)

Joseph Schneider
Senior Vice-President, Sales and Marketing, since May 2015.  Previously, Mr. Schneider held the position of Vice President for Siemens Healthcare Diagnostics in the In Vitro Diagnostics segment since 2012.  Prior to that, Mr. Schneider led sales and marketing efforts for newly acquired Siemens Industry, Inc. industrial businesses since 2010. (Age 49)

Michael A. Gaul
Group Vice President, Medical Manufacturing and Design Services since January 2014. Prior to that, Mr. Gaul held the position of General Manager of the Strongsville, Ohio medical manufacturing facility since September, 2011. Prior to that, Mr. Gaul held the positions of Vice President, Operations and COO at SynCardia Systems since April 2005. Prior to that, Mr. Gaul held the position of Vice President of Manufacturing Operations for Ventana Medical since May 2003. His industry experience includes Medical Devices and Reagents, Complex Capital Automation Equipment, Public Safety Communication Systems and Industrial Controls and Instrumentation. (Age 62)

James M. Lackemacher
Group Vice President, Engineered Components and Products since January 2014. Previously, Mr. Lackemacher held the position of Vice President/General Manager, Defense and Security Systems Business Unit since April 2005. (Age 54)

James D. Shaddix II
Group Vice President, Military & Aerospace Manufacturing Services since January 2014. Prior to that, Mr. Shaddix held the position of General Manager of the Frederick, Colorado medical manufacturing facility since August 2011. Prior to that, Mr. Shaddix held various positions including General Manager for Citation Corporation since July 1999. (Age 52)

Christopher A. Ratliff
Vice President, Information Technology since March 2014. Previously, Mr. Ratliff held the position of Information Technologies Director for Tootsie Roll Industries in Chicago, IL since May 2003. (Age 51)

There are no family relationships among the persons named above. All officers are elected annually and serve at the discretion of the Board of Directors.

ITEM 1A.    RISK FACTORS
We operate in a changing economic, political and technological environment that presents numerous risks, many of which are driven by factors that we cannot control or predict. The following discussion, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Critical Accounting Policies and Estimates” in Item 7, highlight some of these risks. The terms “Sparton,” “the Company,” “we,” “us,” and “our” refer to Sparton Corporation and subsidiaries.
The industry is extremely competitive and we depend on continued outsourcing by OEMs.
The Military and Aerospace and Medical and Biotechnology industries are highly fragmented and intensely competitive. Our contract manufacturing services are available from many sources and we compete with numerous domestic and foreign firms. Within the Company’s target market, the high-mix, low to medium volume sector of the MDS segment, there are substantially fewer competitors, but competition remains strong. Some competitors have substantially greater manufacturing, R&D, marketing or financial resources and, in some cases, have more geographically diversified international operations. The Company expects competition to intensify further as more companies enter our target markets and our customers consolidate. In the future, increased competition from large electronic component manufacturers that are selling, or may begin to sell, electronics manufacturing services may occur. Future growth will depend on our ability to win business from competitors, new outsourcing opportunities and could be limited by OEMs performing such functions internally or delaying their decision to outsource.
In some cases, the Company may not be able to offer prices as low as some competitors for a host of reasons. For example, those competitors may have lower cost structures for their services, they may be willing to accept business at lower margins in order to utilize more of their excess capacity, or they may be willing to take on business at low or even zero gross margins to gain entry into the Company’s markets. Upon the occurrence of any of these events, our net sales would likely decline. Periodically, we may be operating at a cost disadvantage compared to some competitors with greater direct buying power. As a result, competitors may have a competitive advantage and obtain business from our customers.
Principal competitive factors in our targeted markets are believed to be quality, reliability, the ability to meet delivery schedules, customer service, technological sophistication, geographic location and price. During periods of recession in the Military and Aerospace and Medical and Biotechnology industries, our competitive advantages in the areas of adaptive manufacturing and responsive customer service may be of reduced importance due to increased price sensitivity. We also expect our competitors to continue to improve the performance of their current products or services, to reduce their current products or service sales prices and to introduce new products or services that may offer greater performance and improved pricing. Any of these could cause a decline in sales, loss of market acceptance of our products or services, profit margin compression or loss of market share.
Our operating results are subject to general economic conditions and may vary significantly from period to period due to a number of factors.
We are subject to inflation, interest rate changes, availability of capital markets, consumer spending rates, the effects of governmental plans to manage economic conditions and other national and global economic occurrences beyond our control. Such factors, economic weakness and constrained customer spending have resulted in the past and may result in the future, in decreased revenue, gross margin, earnings or growth rates.
We can experience significant fluctuations in our annual and quarterly results of operations. In addition to general economic conditions, other factors that contribute to these fluctuations are our effectiveness in managing manufacturing processes and costs, as well as the level of capacity utilization of our manufacturing facilities and associated fixed costs, in order to maintain or increase profitability. We rely on our customers’ demands, which can change dramatically, sometimes with little notice. Such factors also could affect our results of operations in the future.
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

Our inability to forecast the level of customer orders with much certainty makes it difficult to schedule production and maximize utilization of manufacturing capacity. Additionally, we are often required to place materials orders from vendors, some of which are non-cancelable, based on an expected level of customer volume. If actual demand is higher than anticipated, we may be required to increase staffing and other expenses in order to meet such demand of our customers. Alternatively, anticipated orders from our customers may be delayed or fail to materialize, thereby adversely affecting our results of operations. Such customer order fluctuations and deferrals have had a material adverse effect on us in the past and we may experience similar effects in the future.
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
For fiscal year 2016, our ten largest customers, including the U.S. Navy, accounted for 55% of total net sales. The U.S. Navy, an ECP customer through the Company’s ERAPSCO agreement, represented 22% of our total net sales. We expect to continue to depend upon a relatively small number of customers, but we cannot ensure that present or future large customers will not terminate, significantly change, reduce or delay their manufacturing arrangements with us. Because our major customers represent such a large part of our business, the loss of any of our major customers or reduced sales to these customers could negatively impact our business.
The U.S. Navy generally has the ability to terminate its contracts within the ECP segment, in whole or in part, without prior notice, for convenience or for default based on performance. If any of these U.S. Navy contracts were to be terminated, the Company would generally be protected by provisions covering reimbursement for costs incurred on the contracts and profit on those costs, but not the anticipated profit that would have been earned had the contract been completed.
We are partner to a 50/50 joint venture agreement with USSI, the only other major producer of U.S. derivative sonobuoys. If USSI were to terminate this joint venture, the Company would be required to return to independent bidding and production for the U.S. Navy and other foreign governments that meet Department of State licensing requirements for sonobuoy business. If this were to happen, it is possible that the Company’s future results could be negatively impacted. Starting with the 2014 U.S. government fiscal year, the U.S. Navy competitively bid sonobuoy contracts, potentially allowing additional competitors to vie for this business. The Company is aware that the U.S. Navy has funded a competitor for the qualification of one future sonobuoy variant that is currently not in production. While the Company believes that there are significant barriers to entry into the sonobuoy market, if a new competitor was able to successfully develop the necessary technical capabilities and gain entry into the market space, the Company’s future results could be negatively impacted.
We rely on the continued growth and financial stability of our customers. Adverse changes in the end markets they serve can reduce demand from our customers in those markets and/or make customers in these end markets more price sensitive. Furthermore, mergers or restructurings among our customers or our customers’ customers could increase concentration or reduce total demand as the combined entities rationalize their business and consolidate their suppliers. Future developments, particularly in those end markets which account for more significant portions of our revenues, could harm our business and our results of operations. If one or more of our customers experiences financial difficulty and is unable to pay for the services provided, our operating results and financial condition could be adversely affected. If our customers seek bankruptcy protection, they could act to terminate all or a portion of their business with us, originate new business with our competitors and terminate or assign our long-term supply agreements. Any loss of revenue from our major customers, including the non-payment or late payment of our invoices, could materially adversely affect our business, results of operations and financial condition.
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

Federal government agencies, including the Defense Contract Audit Agency and the Defense Contract Management Agency, routinely audit and evaluate government contracts and government contractors’ administrative processes and systems. These agencies review the Company’s performance on contracts, pricing practices, cost structure, financial capability and compliance with applicable laws, regulations and standards. They also review the adequacy of the Company’s internal control systems and policies, including the Company’s purchasing, accounting, estimating, compensation and management information processes and systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit or investigation of our business were to uncover improper or illegal activities, then we could be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. In addition, responding to governmental audits or investigations may involve significant expenses and divert management attention. If any of the forgoing were to occur, our financial condition and operating results could be materially and adversely affected.
Our current use of performance based billings within U.S. government contracts may not continue.
Our current contracts with the U.S. Navy include provisions for certain billing and collection of funds from the U.S. government in advance of related inventory purchases and incurrence of manufacturing expenses. These contractual provisions are an integral part of our capital and liquidity profile. While we have other sources of liquidity including, but not limited to, our operations, existing cash balances and our revolving line-of-credit and we believe we have sufficient liquidity for our anticipated needs over the next 12 months, no assurances regarding liquidity can be made. The discontinuance of performance based billing provisions from future U.S. Navy contracts would require us to fund the working capital requirements related to these contracts from other sources and otherwise could materially adversely impact our business, results of operations and financial condition.
The Company’s Board of Directors is exploring a potential sale of the Company, but there can be no assurances that any transaction will occur, or if such a transaction does occur, the value of that transaction to the Company or its shareholders.
The Company’s Board of Directors has authorized the exploration of a potential sale of the Company and is conducting a process to identify parties interested in acquiring the Company. This process is ongoing and there can be no assurance that this process will result in a consummation of any transaction, and if such a transaction occurs, there can be no assurances regarding the value of any transaction to the Company or its shareholders.
The Company and its customers may be unable to keep current with technological changes.
Our customers participate in markets that have rapidly changing technology, evolving industry standards, frequent new product introductions and relatively short product life cycles. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable. Our success depends upon our customers’ ability to enhance existing products and to develop and introduce new products, on a timely and cost-effective basis, that keep pace with technological developments and emerging standards and to address increasingly sophisticated customer requirements. There is no assurance that our customers will do so and any failure to do so could substantially harm our customers and us.
Additionally, our future success will depend upon our ability to maintain and enhance our own technological capabilities, develop and market manufacturing services and products which meet changing customer needs and to successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis. If we are unable to do so, business, financial condition and operating results could be materially adversely affected.
Start-up costs and inefficiencies related to new or transferred programs can adversely affect our operating results and may not be recoverable.
Start-up costs, the management of labor and equipment resources in connection with new programs and new customer relationships, and the need to estimate the extent and timing of required resources can adversely affect our profit margins and operating results. These factors are particularly evident with the introduction of new products and programs. The effects of these start-up costs and inefficiencies can also occur when new facilities are opened or programs are transferred from one facility to another.
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

A significant portion of our costs are related to electronic components purchased to produce our products. In some cases our customers dictate that we purchase particular components from a single or limited number of suppliers. Supply shortages for a particular component can delay production and thus delay shipments to customers and the associated revenue of all products using that component. This could cause the Company to experience a reduction in sales, increased inventory levels and costs and could adversely affect relationships with existing and prospective customers. In the past, we have secured sufficient allocations of constrained components so that revenue was not materially impacted. The Company believes that alternative suppliers are available to provide the components, including unique components, necessary to manufacture our customers’ products. If, however, we are unable to procure necessary components under favorable purchase terms, including at favorable prices and with the order lead times needed for the efficient and profitable operation of our factories, our results of operations could suffer.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) contains provisions to improve the transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo (“DRC”) and adjoining countries. As a result, the SEC established new annual disclosure and reporting requirements for those companies who use “conflict” minerals mined from the DRC and adjoining countries in their products. These requirements could affect the sourcing and availability of minerals used in the manufacturing of our electrical components. As a result, we may not be able to obtain products at competitive prices. We have had additional costs associated with complying with the new due diligence procedures as required by the SEC. Also, since our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the due diligence procedures as we implement them. We may also encounter challenges to satisfy those customers who require that all of the components of our products are certified as conflict free. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier.
A tightened credit market, either nationally or globally, may adversely affect the availability of funds to us for working capital, liquidity requirements and other purposes, which may adversely affect our cash flows and financial condition.
We have a revolving line-of-credit facility with a group of banks which is secured by substantially all the assets of the Company. We anticipate that our credit facility will be a component of our available working capital during fiscal year 2017. However, there are no assurances that the line-of-credit will be sufficient for all purposes. Additionally, if vendors of electronic components restrict or reduce credit to us for the purchase of raw materials as a result of general market conditions, the vendor’s credit status, or our financial position, it could adversely affect liquidity, cash flows and results of operations. See “Liquidity and Capital Resources” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K for more information related to the Company’s credit facility.
Our stock price may be volatile, and the stock is thinly traded, which may cause investors to lose most or part of their investment in our common stock.
The stock market may experience volatility that is often unrelated to the operating performance of any particular company or companies. If market-sector or industry-based fluctuations occur, our stock price could decline regardless of our actual operating performance and investors could lose a substantial part of their investments. Moreover, if an active public market for our common stock is not sustained in the future, it may be difficult to resell such stock. Generally, our stock is thinly traded. When trading volumes are low, a relatively small buy or sell order can result in a relatively large change in the trading price of our common stock and investors may not be able to sell their securities at a favorable price.
Failure to attract and retain key personnel and skilled associates could hurt operations.
Our success depends to a large extent upon the continued services of key management personnel. While we have employment contracts in place with several of our executive officers, we nevertheless cannot be assured that we will retain our key employees and the loss of service of any of these officers or key management personnel could have a material adverse effect on our business growth and operating results.
Our future success will require an ability to attract and retain qualified employees. Competition for such key personnel is intense and we cannot be assured that we will be successful in attracting and retaining such personnel. We cannot make assurances that we will not have departures of key personnel in the future. Changes in the cost of providing pension and other employee benefits, including changes in health care costs, investment returns on plan assets and discount rates used to calculate pension and related liabilities, could lead to increased costs in any of our operations.
Certain of our U.S. government contracts require our employees to maintain various levels of security clearances and we are required to maintain certain facility security clearances complying with U.S. government requirements. If our employees are unable to obtain security clearances in a timely manner, or at all, or if our employees who hold security clearances are unable to maintain the clearances or terminate employment with us, then a customer requiring classified work could terminate the contract or decide not to renew it upon its expiration. In addition, we expect that many of the contracts on which we will bid will require us to demonstrate our ability to obtain facility security clearances and employ personnel with specified types of security clearances.
To the extent we are not able to obtain facility security clearances or engage employees with the required security clearances for a particular contract, we may not be able to bid on or win new contracts, or effectively bid on expiring contracts.
Adverse regulatory developments could harm our business.
Our business operates and certain of our customers’ businesses operate, in heavily regulated environments. We must manage the risk of changes in or adverse actions under applicable law or in our regulatory authorizations, licenses and permits, governmental security clearances, government procurement regulations or other legal rights in order to operate our business, manage our work force or import and export goods and services as needed. We also face the risk of other adverse regulatory actions, compliance costs or governmental sanctions. The regulations and regulatory bodies include, but are not limited to, the following: the Federal Acquisition Regulations, the Truth in Negotiations Act, the False Claims Act and the False Statements Act, the Foreign Corrupt Practices Act, the Food and Drug Administration, the Federal Aviation Administration and the International Traffic in Arms Regulations.
Our failure to comply with applicable regulations, rules and approvals or misconduct by any of our employees could result in the imposition of fines and penalties, the loss of security clearances, the loss of our government contracts or our suspension or debarment from contracting with the U.S. government in general, any of which would harm our business, financial condition and results of operations. See also additional risk factors relating to U.S. government contract audits, securities laws regulations, environmental law regulations and foreign law regulations.
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
The Company has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At July 3, 2016, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded, could be up to $2.7 million before income taxes over the next fourteen years, with this amount expected to be offset by related reimbursement from the United States Department of Energy for a net amount of $1.0 million.
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
Our business activities expose us to risks of litigation with respect to our customers, suppliers, creditors, shareholders, product liability, intellectual property infringement or environmental-related matters. We may incur significant expense to defend or otherwise address current or future claims. Any litigation, even a claim without merit, could result in substantial costs and diversion of resources and could have a material adverse effect on our business and results of operations. Although we maintain insurance policies, we cannot make assurances that this insurance will be adequate to protect us from all material judgments and expenses related to potential future claims or that these levels of insurance will be available in the future at economical prices or at all.
If we are not able to protect our intellectual property and other proprietary rights, we may be adversely affected.
Our success can be impacted by our ability to protect our intellectual property and other proprietary rights. We rely primarily on patents, trademarks, copyrights, trade secrets and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. However, a significant portion of our technology is not patented and we may be unable or may not seek to obtain patent protection for this technology. Moreover, existing U.S. legal standards relating to the validity, enforceability and scope of protection of intellectual property rights offer only limited protection, may not provide us with any competitive advantages and may be challenged by third parties. The laws of countries other than the United States may be even less protective of intellectual property rights. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property or otherwise gaining access to our technology. If we fail to protect our intellectual property and other proprietary rights, then our business, results of operations or financial condition could be negatively impacted.
Business disruptions could seriously harm our business and results of operations.
Increased international political instability, evidenced by threats and occurrence of terrorist attacks, conflicts in the Middle East and Asia and strained international relations arising from these conflicts, may hinder our ability to do business. The political environment in communist countries can contribute to the threat of instability. While we have not been adversely affected as yet due to this exposure, one of our facilities is based in Vietnam, which is a communist country. These events have had and may continue to have an adverse impact on the U.S. and world economies, particularly customer confidence and spending, which in turn could affect our revenue and results of operations. The impact of these events on the volatility of the U.S. and world financial markets could increase the volatility of our securities and may limit the capital resources available to us, our customers and our suppliers.
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
Operations outside of the United States may be affected by legal and regulatory risks and government reviews, inquiries or investigations could harm the Company’s business.
The Company’s operations in both Vietnam and Canada and the business it conducts outside the United States are subject to risks relating to compliance with legal and regulatory requirements in the United States as well as in local jurisdictions. Additionally, there is a risk of potentially higher incidence of fraud or corruption in certain foreign jurisdictions and greater difficulty in maintaining effective internal controls. From time to time, the Company may conduct internal investigations and compliance reviews to ensure that the Company is in compliance with applicable laws and regulations. Additionally, the Company could be subject to inquiries or investigations by government and other regulatory bodies. Any determination that the Company’s operations or activities are not in compliance with United States laws, including the Foreign Corrupt Practices Act, or various international laws and regulations could expose the Company to significant fines, penalties or other sanctions that may harm the business and reputation of the Company.
If we are unable to maintain effective internal control over our financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a reduction in the value of our common stock.
As required by Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), the SEC adopted rules requiring public companies to include a report of management on the companies’ internal control over financial reporting in their annual reports on Form 10-K. The report must contain an assessment by management of the effectiveness of our internal control over financial reporting. In addition, the independent registered public accounting firm auditing a company’s financial statements must attest to and report on the effectiveness of the company’s internal control over financial reporting, if the company’s public equity float remains above certain thresholds.
We are continuing our comprehensive efforts to comply with Section 404 of the Sarbanes-Oxley Act. If we are unable to maintain effective internal control over financial reporting, this could lead us to issue a financial restatement or otherwise cause us to fail to meet our reporting obligations to the SEC, or could result in a finding by our independent auditors of a significant deficiency or material weakness in our controls over financial reporting, which, in turn, could result in an adverse reaction to our stock in the financial markets due to a loss of confidence in the reliability of our financial statements.
The efficiency of our operations could be adversely affected by disruptions to our information technology (IT) services and cyber incidents.
We rely in part on various IT systems to manage our operations and to provide analytical information to management. In addition, a significant portion of internal communications, as well as communication with customers and suppliers, depends on information technology. We are exposed to the risk of cyber incidents in the normal course of business. Cyber incidents may be deliberate attacks for the theft of intellectual property, money or sensitive information or may be the result of unintentional events. Like most companies, the Company's information technology systems may be vulnerable to interruption due to a variety of events beyond the Company's control, including, but not limited to, natural disasters, terrorist attacks, power and/or telecommunications failures, computer viruses, hackers and other security issues. The Company has technology security initiatives and disaster recovery plans in place to mitigate the Company's risk to these vulnerabilities, but these measures may not be adequate or implemented properly to ensure that the Company's operations are not disrupted. Potential consequences of a material cyber incident include damage to our reputation, litigation, inefficiencies or production down-times and increased cyber security protection and remediation costs. Such consequences could have a negative impact on our ability to meet customers’ orders, resulting in a delay or decrease to our revenue and a reduction to our operating margins.
Our operating results may be subject to seasonality.
While overall sales can fluctuate during the year in each of our segments, revenues from our MDS segment are typically higher in the second half of the Company's fiscal year. Various factors can affect the distribution of our revenue between accounting periods, mainly timing of customer demand.
Fluctuations in foreign currency exchange rates could increase operating costs.
A portion of the Company’s operations and some customers are in foreign locations. While a significant portion of the Company's transactions are in U.S. dollars, some transactions occur in other currencies. Currency exchange rates fluctuate on a daily basis as a result of a number of factors and cannot be easily predicted. Volatility in the U.S. dollar could seriously harm our business, operating results and financial condition and could affect our ability to maintain or grow our revenues with international customers. Additionally, currency exchange fluctuations related to the remeasurement of the Company’s Canadian and Vietnamese financial statements into U.S. dollars could have a negative impact on our reported results. The Company currently does not use financial instruments to hedge foreign currency fluctuation and unexpected expenses could occur from future fluctuations in exchange rates.
Our growth strategies could be ineffective due to the risks of acquisitions and risks relating to integration.
Our growth strategy has included acquiring complementary businesses. If such a strategy was determined to be necessary in the future, we could fail to identify, finance or complete suitable acquisitions on acceptable terms and prices. Acquisitions and the related integration process could increase a number of risks, including diversion of operations personnel, financial personnel and management’s attention, difficulties in integrating systems and operations, potential loss of key employees and customers of the acquired companies and exposure to unanticipated liabilities. The price we pay for a business may exceed the value realized and we cannot provide any assurances of expected synergies and benefits of any acquisition. Our discovery of, or failure to discover, material issues during due diligence investigations of acquisition targets, either before closing with regard to potential risks of the acquired operations, or after closing with regard to the timely discovery of breaches of representations or warranties, could materially harm our business. Acquisitions also may result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could harm our financial position and operating results. As a result of such integration risks, as well as other factors, the Company recognized an impairment of goodwill of $64.2 million in its MDS segment in fiscal 2016.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
The following is a listing of Sparton’s principal properties as of July 3, 2016. As described below, Sparton owns some of these properties and leases others. These facilities provide a total of approximately 825,000 square feet of manufacturing and administrative space. There are manufacturing and office facilities at most locations. Sparton’s manufacturing facilities in aggregate are underutilized. Underutilized percentages vary by plant; however, ample space exists to accommodate expected growth. Sparton believes these facilities are suitable for its operations.

Segment/Location	Square Feet	Ownership	Time remaining on existing lease term		Additional lease terms at Company's option
Manufacturing & Design Services Segment:
Strongsville, Ohio	60,000	Owned	—		—
Frederick, Colorado	65,000	Leased	1 year		5 years
Watertown, South Dakota	125,000	Owned	—		—
Plymouth, Minnesota	10,000	Leased	5 years		5 years
Irvine, California	30,000	Sub-leased	2 years		2 years	(a)
Pittsford, New York	12,000	Leased	4 years		5 years
Brooksville, Florida	125,000	Owned	—		—
Thuan An District, Binh Duong Province, Vietnam (Outside of Ho Chi Minh City)	55,000	Owned	—		—
Plaistow, New Hampshire	20,000	Leased	18 months		2 years
Irvine, California	24,000	Leased	18 months		—
Lawrenceville, Georgia	51,860	Sub-leased	1 year		3 years	(a)
Milpitas, California	62,000	Leased	4.5 years		5 years
Engineered Components and Products Segment:
De Leon Springs, Florida	183,000	Owned	—		—
Birdsboro, Pennsylvania	41,000	Leased	2 years		5 years	(b)
Woodbridge, Ontario, Canada	21,000	Leased	4 years	(c)	5 years	(c)
Corporate Office:
Schaumburg, Illinois	22,000	Leased	9 years		5 years

(a) Irvine, California and Lawrenceville, Georgia locations have been sub-leased and neither of these facilities are currently used for manufacturing or administrative purposes
(b) Lease terms include two option periods of five years each
(c) Lease terms include two leased facilities with identical lease termination and options to extend
While the Company owns the building and other assets in Vietnam, the land is occupied under a long-term lease covering forty years of which twenty-nine years remain. This lease is prepaid, with the cost amortized over the term of the lease and carried in other long-term assets on our balance sheet.
As of July 3, 2016, substantially all of our assets, including real estate, are pledged as collateral to secure any potential borrowings under our revolving line-of-credit facility. See Note 8, Debt, of the “Notes to Consolidated Financial Statements” in this Form 10-K for further information related to our credit facility.
ITEM 3.    LEGAL PROCEEDINGS
See Note 11, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” of this Form 10-K for information concerning legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “SPA”.
The table below sets forth the high and low closing prices of our common stock as reported by the NYSE for each quarter during the last two years:

	Quarter
	1st	2nd	3rd	4th
Fiscal year 2016
High	$26.91	$25.31	$21.64	$22.45
Low	$21.21	$19.03	$12.46	$17.71
Fiscal year 2015
High	$30.25	$28.75	$27.56	$28.97
Low	$24.28	$23.70	$21.10	$24.78
Holders. As of August 31, 2016, there were 337 record holders of our common stock. The number of record holders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries.
Dividends. The Company has not declared or paid dividends on our common stock in fiscal years 2016 and 2015.
Securities Authorized for Issuance Under Equity Compensation Plans. See our disclosure below in “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Performance Graph. The performance graph below compares the cumulative total shareholder return on our common stock for the past five fiscal years against the cumulative total return of a broad market index (Russell 2000 Index) and a peer group index, which is composed of AeroVironment, Inc., American Science and Engineering, Inc., Analogic Corporation, AngioDynamics, Inc., Astronics Corporation, CTS Corporation, Ducommun, Inc., Exactech, Inc., Integer Holdings Corporation (prior to July 1, 2016, known as Greatbatch, Inc.), Key Tronic Corporation, Kimball Electronics, Inc., LMI Aerospace, Inc., Maxwell Technologies, Inc., Mercury Systems, Inc., Raven Industries, Inc., Sigmatron International Inc., SMTC Corp., Sypris Solutions, Inc., and Universal Electronics, Inc. The comparative peer group was selected based on a review of publicly available information about these companies and the Company’s determination that they are engaged in electronics manufacturing businesses similar to that of the Company or its reportable operating segments.
The graph assumes that $100.00 was invested in our common stock and in each index on June 30, 2011. The total return for the common stock and the indices used assumes the reinvestment of dividends, if any. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.
Comparison of Cumulative Total Return
Among Sparton Corporation,
Russell 2000 Index and Peer Group Index

	6/30/2011	6/30/2012	6/30/2013	6/30/2014	6/30/2015	7/3/2016
Sparton Corporation	100.00	96.87	168.69	271.43	267.32	219.67
Russell 2000 Index	100.00	97.92	121.63	150.38	160.13	149.99
Peer Group	100.00	84.68	101.74	121.93	112.43	103.38

ITEM 6.    SELECTED FINANCIAL DATA
The following table sets forth a summary of selected financial data for the last five fiscal years. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Audited Consolidated Financial Statements and, in each case, any related notes thereto included elsewhere in this report (dollars in thousands, except per share data).

	2016 (a)	2015 (a)	2014 (a)	2013 (a) (b)	2012 (a) (b)
Operating results:
Net sales	$419,362	$382,125	$336,501	$265,003	$226,455
Cost of goods sold	339,214	307,311	271,551	219,192	187,423
Gross profit	80,148	74,814	64,950	45,811	39,032
Selling and administrative expenses	55,151	46,969	35,682	26,464	22,297
Internal research and development expenses	2,344	1,502	1,169	1,300	1,293
Amortization of intangible assets	9,592	6,591	3,422	1,575	435
Restructuring charges	2,206	—	188	55	(68)
Reversal of accrued contingent consideration	(1,530)	—	—	—	—
Impairment of goodwill	64,174	—	—	—	—
Legal settlement	—	2,500	—	—	—
Environmental remediation	—	—	4,238	—	—
Operating (loss) income	(51,789)	17,252	20,251	16,417	15,075
Total other expense, net	(3,710)	(2,297)	(649)	(245)	41
(Loss) income before income taxes	(55,499)	14,955	19,602	16,172	15,116
Income taxes	(17,216)	3,966	6,615	2,702	5,269
Net (loss) income	$(38,283)	$10,989	$12,987	$13,470	$9,847
Weighted average shares of common stock outstanding:
Basic	9,786,315	9,874,441	10,109,915	10,193,530	10,174,176
Diluted	9,786,315	9,885,961	10,141,395	10,228,687	10,208,810
(Loss) income per share of common stock:
Basic	$(3.91)	$1.10	$1.28	$1.32	$0.97
Diluted	(3.91)	1.10	1.28	1.32	0.96
Shareholders’ equity — per share	8.03	11.82	10.87	9.52	8.16
Cash dividends — per share	—	—	—	—	—
Other financial data:
Total assets	245,998	337,551	198,980	165,922	144,278
Working capital	68,167	116,962	75,443	51,184	59,839
Working capital ratio	2.09:1	2.99:1	2.83:1	1.92:1	2.08:1
Debt (including capital leases)	$97,755	$154,500	$41,000	$11,539	$1,669
Shareholders’ equity	78,628	116,879	110,115	96,072	82,980

(a)	Operating results of acquired businesses have been included in the Company’s consolidated financial results since the dates of respective acquisitions.

(b)	Fiscal years 2012 and 2013 reflect the retroactive impact of the Company's fiscal year 2014 change in its revenue recognition policy related to its ECP sonobuoy sales.

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
Business Overview
General
Sparton Corporation and subsidiaries (the “Company” or “Sparton”) has been in continuous existence since 1900. It was last reorganized in 1919 as an Ohio corporation. The Company is a provider of design, development and manufacturing services for complex electromechanical devices, as well as sophisticated engineered products complementary to the same electromechanical value stream. The Company serves the Medical & Biotechnology, Military & Aerospace and Industrial & Commercial markets through two reportable business segments; Manufacturing & Design Services (“MDS”) and Engineered Components & Products (“ECP”). Prior to fiscal year 2015, the Company reported under three reportable business segments; Medical Device (“Medical”), Complex Systems (“CS”) and Defense & Security Systems (“DSS”). The prior periods herein reflect this change in segment reporting. See Note 16, Business Segments, of the "Notes to Consolidated Financial Statements" in this Form 10-K for a further discussion of business segments.
Reportable segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker ("CODM") in assessing performance and allocating resources. The Company's CODM is its Senior Vice President of Operations. During the first quarter of fiscal year 2015, the Company changed the way it internally reports, manages and the CODM evaluates the business and subsequently revised its reportable segments. The prior reportable segments of Medical and Complex Systems have been combined and are referred to as Manufacturing and Design Services ("MDS"). The Company's Medical customers (former Medical segment) and Military & Aerospace customers (former Complex Systems segment) have been combined as the economics of the underlying customer base, the nature of the products and services and the production process are significantly similar. As a result of this change in the reporting of segments, the CODM's assessment of the performance of medical customers separately from Military & Aerospace customers is no longer meaningful in assessing performance and allocating resources. In the MDS segment, the Company performs contract manufacturing and design services utilizing customer-owned intellectual property. The prior Defense and Security Systems reportable segment is now referred to as Engineered Components and Products ("ECP"). In the ECP segment, the Company performs manufacturing and design services using the Company's intellectual property. The Company has restated the prior periods to conform to the current year's presentation.
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
All of the Company's facilities are certified to one or more of the ISO/AS standards, including ISO 9001, AS9100 and ISO 13485, with most having additional certifications based on the needs of the customers they serve. The majority of the Company's customers are in highly regulated industries where strict adherence to regulations such as the International Tariff and Arms Regulations ("ITAR") is necessary. The Company's products and services include offerings for Original Equipment Manufacturers (“OEM”) and Emerging Technology (“ET”) customers that utilize microprocessor-based systems which include transducers, printed circuit boards and assemblies, sensors and electromechanical components, as well as development and design engineering services relating to these product sales. Sparton also develops and manufactures sonobuoys, anti-submarine warfare (“ASW”) devices used by the United States Navy as well as by foreign governments that meet Department of State licensing requirements. Additionally, Sparton manufactures rugged flat panel display systems for military panel PC workstations, air traffic control and industrial applications, as well as high performance industrial grade computer systems and peripherals. Many of the physical and technical attributes in the production of these proprietary products are similar to those required in the production of the Company's other electrical and electromechanical products and assemblies.
On April 27, 2016, Sparton announced that its Board of Directors had authorized a process to identify parties interested in acquiring the Company. This process is ongoing and there can be no assurance that this process will result in a consummation of any transaction. The Company cannot currently determine if the process will ultimately conclude in a sale of all or some of its assets. As such, no adjustments have been made to the Company’s carrying value of its assets or liabilities as a result of the contemplated sale.
Manufacturing and Design Services Segment
Manufacturing and Design Services segment operations are comprised of contract design, manufacturing and aftermarket repair and refurbishment of sophisticated printed circuit card assemblies, sub-assemblies, full product assemblies and cable/wire harnesses for customers seeking to bring their intellectual property to market. Additionally, Sparton is a developer of embedded software and software quality assurance services in connection with medical devices and diagnostic equipment. Customers include OEM and ET customers serving the Medical & Biotechnology, Military & Aerospace and Industrial & Commercial markets. In engineering and manufacturing for its customers, this segment adheres to very strict military and aerospace specifications, Food and Drug Administration (“FDA”) guidelines and approvals, in addition to product and process certifications.
Engineered Components and Products
Engineered Components and Products segment operations are comprised of design, development and production of proprietary products for both domestic and foreign defense as well as commercial needs. Sparton designs and manufactures ASW devices known as sonobuoys for the U.S. Navy and foreign governments that meet Department of State licensing requirements. This segment also performs an engineering development function for the United States military and prime defense contractors for advanced technologies, ultimately leading to future defense products, as well as replacements for existing products. The sonobuoy product line is built to stringent military specifications. These products are restricted by International Tariff and Arms Regulations (“ITAR”) and qualified by the U.S. Navy, which limits opportunities for competition. Sparton is also a provider of rugged flat panel display systems for military panel PC workstations, air traffic control and industrial and commercial marine applications, as well as high performance industrial grade computer systems and peripherals. Rugged displays are manufactured for prime contractors, in some cases to specific military grade specifications. Additionally, this segment internally develops and markets commercial products for underwater acoustics and microelectromechanical (“MEMS”)-based inertial measurement.
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
Acquisitions
Fiscal Year 2015
Hunter Technology Corporation
On April 14, 2015, the Company acquired Hunter Technology Corporation ("Hunter"), with operations located in Milpitas, CA and Lawrenceville, GA, for $55.0 million. Hunter, which is part of the Company's MDS segment, provides electronic contract manufacturing in military and aerospace applications. Hunter provides engineering design, new product introduction and full-rate production manufacturing solutions working with major defense and aerospace companies, test and measurement suppliers, secure networking solution providers, medical device manufacturers and a wide variety of industrial customers.
Stealth.com
On March 16, 2015, the Company acquired substantially all of the assets of Stealth.com ("Stealth"), located in Woodbridge, ON, Canada, for $16.0 CAD ($12.6 USD) million. The acquired business, which is part of the Company's ECP segment, is a supplier of high performance rugged industrial grade computer systems and peripherals that include Mini PC/Small Form Factor Computers, Rackmount Server PCs, Rugged Industrial LCD Monitors, Rugged Portable PCs, Industrial Grade Keyboards and Rugged Trackballs and Mice.
KEP Marine
On January 21, 2015, the Company acquired certain assets of KEP Marine, a division of Kessler-Ellis Products, located in Eatontown, NJ, for $4.3 million. The acquired business, which is part of the Company's ECP segment, designs and manufactures industrial displays, industrial computers and HMI software for the Marine market. These product lines have been consolidated into the Aydin Displays facility, located in Birdsboro, PA.
Real-Time Enterprises, Inc.
On January 20, 2015, the Company acquired Real-Time Enterprises, Inc. ("RTEmd"), located in Pittsford, NY, for $2.3 million. RTEmd will continue to service its current and future customers out of its Pittsford, NY location. The acquired business, which is part of the Company's MDS segment, is a developer of embedded software to operate medical devices and diagnostic equipment through a disciplined approach to product development and quality/regulatory services with specific product experience such as patient monitoring, medical imaging, in-vitro diagnostics, electro-medical systems, surgical applications, ophthalmology, nephrology, infusion pumps and medical imaging.
Argotec, Inc.
On December 8, 2014, the Company acquired certain assets of Argotec, Inc. ("Argotec"), located in Longwood, FL, for $0.4 million. The acquired business, which is part of the Company's ECP segment, is engaged in developing and manufacturing sonar transducer products and components for the U.S. Navy and also provides aftermarket servicing. These products have been consolidated into the Company's DeLeon Springs, FL location.
Industrial Electronic Devices, Inc.
On December 3, 2014, the Company acquired certain assets of Industrial Electronic Devices, Inc. ("IED"), located in Flemington, NJ, for $3.3 million. The acquired business, which is part of the Company's ECP segment, designs and manufactures a full line of rugged displays for the Industrial and Marine markets. IED's catalog spans over 600 standard, semi-custom and custom configurations, incorporating some of the most advanced flat panel displays and touch screen technology available. These product lines have been consolidated into the Aydin Displays facility, located in Birdsboro, PA.
Electronic Manufacturing Technology, LLC.

On July 9, 2014, the Company acquired Electronic Manufacturing Technology, LLC. (“eMT”), located in Irvine, CA, for $22.1 million, which included $1.5 million of acquired cash. The acquired business, which is part of the Company's MDS segment, is engaged in the contract services business of manufacturing electromechanical controls and electronic assemblies. Their customer profile includes international Fortune 1000 manufacturers of highly reliable industrial excimer laser products, laser eye surgery sub-assemblies, target simulators for space and aviation systems, power modules for computerized tomography products, test systems for commercial aerospace OEMs and toll road antennas and control boxes.
Fiscal Year 2014
Aubrey Group, Inc.
On March 17, 2014, the Company acquired Aubrey Group, Inc. ("Aubrey”), located in Irvine, CA, for $5.0 million. The acquired business, a design and manufacturing company, which is part of the MDS segment, develops new products for OEMs in the Medical and Biotechnological markets. Inventors, entrepreneurs and industry leading OEMs utilize Aubrey's design and engineering teams to develop innovative solutions in a timely manner, delivering its clients' new products into the marketplace faster and more cost effectively.
Beckwood Services, Inc.
On December 11, 2013, the Company acquired Beckwood Services, Inc. ("Beckwood”), located in Plaistow, N.H., for $15.3 million. The acquired business, which is part of the Company's MDS segment, develops electronic or electro-mechanical controls and electronic assemblies. Their customer profile includes international Fortune 1000 manufacturers of industrial control systems, analytical instruments, measuring and detecting equipment and military, defense and Homeland Security equipment.
Aydin Displays, Inc.
On August 30, 2013, the Company acquired certain assets and liabilities of Aydin Displays, Inc. ("Aydin Displays" or “Aydin”), located in Birdsboro, PA, for $15.5 million. The acquired business, which is part of the Company's ECP segment, develops enhanced flat panel display and touch-screen solutions with application-critical performance criteria including ruggedization, high resolution, color accuracy, response/refresh times, sunlight readability and other criteria such as magnetic interference and emanations security for the Military & Aerospace and Civil Marine markets. These products are currently specified in the U.S. Navy P8A Poseidon ASW aircraft behind-the-cockpit control center, the command and control centers of many U.S. Navy ships, Federal Aviation Administration air traffic control systems and cockpit command centers for various civil marine applications. The acquired business will continue to operate as Aydin Displays.
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

			Reporting period discussed as Legacy Business
Company	Acquisition Date	Quarter Acquired	Quarterly	Quarterly, year-to-date	Annual
Hunter Technology Corporation	04/14/15	Q4 2015	Q1 2017	Q2 2017	2017
Stealth.com	03/16/15	Q3 2015	Q4 2016	Q2 2017	2017
KEP Marine	01/21/15	*	—	—	—
Real-Time Enterprises, Inc.	01/20/15	Q3 2015	Q4 2016	Q2 2017	2017
Argotec, Inc.	12/08/14	*	—	—	—
Industrial Electronic Devices, Inc.	12/03/14	*	—	—	—
Electronic Manufacturing Technology, LLC	07/09/14	Q1 2015	Q1 2016	Q2 2016	2016
Aubrey Group, Inc.	03/17/14	Q3 2014	Q4 2015	Q2 2016	2016
Beckwood Services, Inc.	12/11/13	Q2 2014	Q3 2015	Q2 2016	2016
Aydin Displays, Inc.	08/30/13	Q1 2014	Q2 2015	Q2 2016	2016
* Acquisition was treated as a "tuck in acquisition" and therefore is treated as legacy business as of the date of acquisition as stand-alone financial information is not available.

Consolidated Results of Operations
Presented below are more detailed comparative data and discussions regarding our consolidated and reportable segment results of operations for fiscal year 2016 compared to fiscal year 2015, and fiscal year 2015 compared to fiscal year 2014.
For fiscal year 2016 compared to fiscal year 2015
The following table presents selected consolidated statements of operations data (dollars in thousands):
CONSOLIDATED

	For fiscal years
	2016		2015
	Total	% of Sales	Total	% of Sales
Net sales:
Legacy business	$338,776	80.8%	$364,187	95.3%
Acquired business	80,586	19.2	17,938	4.7
Total net sales	419,362	100.0	382,125	100.0
Cost of goods sold	339,214	80.9	307,311	80.4
Gross profit	80,148	19.1	74,814	19.6
Selling and administrative expenses	55,151	13.2	46,969	12.3
Internal research and development expenses	2,344	0.5	1,502	0.4
Amortization of intangible assets	9,592	2.3	6,591	1.7
Restructuring charges	2,206	0.5	—	—
Reversal of accrued contingent consideration	(1,530)	(0.4)	—	—
Impairment of goodwill	64,174	15.3	—	—
Legal settlement	—	—	2,500	0.7
Operating (loss) income	(51,789)	(12.3)	17,252	4.5
Other expense, net	(3,710)	(0.9)	(2,297)	(0.6)
(Loss) income before income taxes	(55,499)	(13.2)	14,955	3.9
Income taxes	(17,216)	(4.1)	3,966	1.0
Net (loss) income	$(38,283)	(9.1)%	$10,989	2.9%
The decrease in legacy business sales reflects the inability to achieve sufficient organic growth to offset the loss of a large customer due to insourcing, as well as revenue declines due to fluctuations in customer demand across the MDS reporting unit and a reduction in sonobuoy revenues to the U.S. Navy as a result of the ramp-up of a new program, partially offset by increased sonobuoy sales to foreign governments and increased advanced engineering revenues in the ECP segment.
The decrease in gross margin was due to an unfavorable shift in product mix and the facility closure in the MDS segment. The increase in selling and administrative expenses is due to the expenses from companies acquired in the prior year, professional fees and other expenses associated with the Company’s strategic alternatives review and potential sale of the Company and investment in the Company’s business development infrastructure.
The increase in amortization of intangible assets relates to certain intangible assets acquired as part of the acquisitions in fiscal year 2015. Restructuring charges relate to the closing of the Company’s Lawrenceville, GA manufacturing operations and consolidation of its Irvine, CA design center into its Irvine, CA manufacturing operations.
Accrued contingent consideration related to Hunter of $1.2 million and RTEmd of $0.3 million, both in the MDS segment, was reversed as these acquired companies did not meet the required performance thresholds necessary to earn their respective contingent considerations.
Interest expense consists of interest and fees on the Company's outstanding debt and revolving credit facility, including amortization of financing costs. Interest expense was $3.8 million and $2.5 million for fiscal years 2016 and 2015, respectively. The comparative interest expense reflects increased average borrowings under the Company’s credit facility between the two periods, partially offset by lower amortization of loan financing fees, as fiscal year 2015 included accelerated amortization of loan financing fees in relation to the Company's old facility replaced during first quarter of fiscal year 2015. See Note 8, Debt, of the “Notes to Consolidated Financial Statements” in this Form 10-K for a further discussion of debt.

The decline in value in the MDS reporting unit was as a result of the underperformance of the Company’s most recent acquisition (Hunter Technology Corporation), and the inability to achieve sufficient organic growth to offset the loss of a large customer due to insourcing, as well as revenue declines due to fluctuations in customer demand across the MDS reporting unit. It was determined that goodwill within this reporting unit was fully impaired. As such, the Company recorded an impairment of goodwill charge of $64.2 million. The fair value of the Company’s ECP reporting unit was in excess of its carrying value and, as such, indicated no impairment of goodwill.
The Company recorded an income tax benefit of $17.2 million, or 31.0% of loss before income taxes in fiscal year 2016. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income or loss we earn in those jurisdictions, state income taxes and the domestic production activities deduction. The Company recognized a number of discrete income tax items during fiscal year 2016, which also affects our tax rate, but are not consistent from year to year. In relation to an impairment analysis of goodwill, the Company recognized a discrete income tax benefit of $4.6 million for fiscal year 2016. In relation to an extensive research and development study for the current and prior three tax years for which a refund claim is anticipated, the Company recognized discrete income tax expense of $0.8 million. Additional discrete items include return to provision adjustments, certain jurisdictional audit adjustments and changes in state apportionment factors. Excluding these discrete tax items, the Company recorded an income tax benefit of $21.3 million, or 38.4%, of loss before income taxes, for fiscal year 2016. See Note 9, Income Taxes, of the “Notes to Consolidated Financial Statements” in this Form 10-K for a further discussion of income taxes.
Due to the factors described above, the Company reported net loss of $38.3 million, or $3.91 loss per share for fiscal year 2016, compared to net income of $11.0 million, or $1.10 per share for the fiscal year 2015.
MDS
The following table presents selected consolidated statements of operations data (dollars in thousands):

	For fiscal years
	2016	% of Sales	2015	% of Sales	$ Chg	% Chg
Net sales:
Legacy business	$191,408	67.9%	$230,787	87.5%	$(39,379)	(17.1)%
Acquired business	73,640	26.1	15,397	5.8	58,243	N/A
Intercompany	17,028	6.0	17,756	6.7	(728)	(4.1)
Total net sales	282,076	100.0	263,940	100.0	18,136	6.9
Gross profit	34,788	12.3	36,461	13.8	(1,673)	(4.6)
Selling and administrative expenses	23,813	8.4	18,615	7.1	5,198	27.9
Amortization of intangible assets	7,938	2.7	5,811	2.2	2,127	36.6
Restructuring charges	2,206	0.8	—	—	2,206	—
Reversal of accrued contingent consideration	(1,530)	(0.5)	—	—	(1,530)	—
Impairment of goodwill	64,174	22.8	—	—	64,174	—
Legal settlement	—	—	2,500	0.9	(2,500)	(100.0)
Operating (loss) income	$(61,813)	(21.9)%	$9,535	3.6%	$(71,348)	N/A
The decrease in legacy business sales was due to the inability to achieve sufficient organic growth to offset the loss of a large customer due to insourcing, as well as revenue declines due to fluctuations in customer demand across the MDS reporting unit. These decreases were partially offset by increased sales from new and existing customer programs. MDS backlog was $138.5 million at July 3, 2016 compared to $170.1 million at June 30, 2015. Commercial orders, in general, may be rescheduled or canceled without significant penalty, as a result, may not be a meaningful measure of future sales. A majority of the July 3, 2016 MDS backlog is currently expected to be realized in the next 12 months.
Gross margin on MDS sales was negatively impacted in the current year by an unfavorable shift in product mix as compared to the prior year. The selling and administrative expense increase is primarily comprised of businesses acquired in the prior year.
The increase in amortization of intangible assets is due to the amortization of customer relationships and non-compete agreements from businesses acquired in the prior year. Restructuring charges relate to the previously discussed closing of the Company’s Lawrenceville, GA manufacturing operations and consolidation of its Irvine, CA design center into its Irvine, CA manufacturing operations. The reversal of accrued contingent consideration related to Hunter and RTEmd, as previously discussed.

The decline in value in the MDS reporting unit was as a result of the underperformance of the Company’s most recent acquisition (Hunter Technology Corporation), and the inability to achieve sufficient organic growth to offset the loss of a large customer due to insourcing, as well as revenue declines due to fluctuations in customer demand across the MDS reporting unit. It was determined that goodwill within this reporting unit was fully impaired. As such, the Company recorded an impairment of goodwill charge of $64.2 million.
ECP
The following table presents selected consolidated statements of income data (dollars in thousands):

	For fiscal years
	2016	% of Sales	2015	% of Sales	$ Chg	% Chg
Net sales:
Legacy business	$147,368	95.3%	$133,400	97.8%	$13,968	10.5%
Acquired business	6,946	4.5	2,541	1.9	4,405	173.4
Intercompany	245	0.2	374	0.3	(129)	(34.5)
Total net sales	154,559	100.0	136,315	100.0	18,244	13.4
Gross profit	45,360	29.3	38,353	28.1	7,007	18.3
Selling and administrative expenses	15,482	10.0	11,038	8.1	4,444	40.3
Internal research and development expenses	2,344	1.5	1,502	1.1	842	56.1
Amortization of intangible assets	1,654	1.1	780	0.5	874	112.1
Operating income	$25,880	16.7%	$25,033	18.4%	$847	3.4%
The increase in ECP legacy business sales reflects increased sonobuoy sales of $10.5 million to foreign governments, increased advanced engineering revenue of $3.9 million and increased rugged flat panel display sales of $3.7 million (includes tuck-in acquisitions sales) partially offset by decreased sonobuoy sales of $5.3 million to the U.S. Navy as a result of new sonobuoy program ramp-up. Total sales to the U.S. Navy for the fiscal years 2016 and 2015 were $93.5 million and $94.9 million, respectively. For the fiscal years 2016 and 2015, sales to the U.S. Navy accounted for 22% and 25%, respectively, of consolidated Company net sales and 61% and 70%, respectively, of ECP segment net sales. ECP backlog was $142.2 million at July 3, 2016 compared to $143.3 million at June 30, 2015. A majority of the July 3, 2016 ECP backlog is currently expected to be realized in the next 18 months.
The increase in gross margin is a result of the higher mix of foreign sonobuoy sales. The increase in selling and administrative expense was due to the prior year acquisition as well as professional service expenses associated with governmental audits and compliance.
The increase in amortization of intangible assets relates to intangible assets acquired in the Stealth, KEP Marine and IED transactions.
Internal research and development expenses reflect costs incurred for the internal development of technologies for use in undersea warfare, navigation, hand held targeting applications as well as rugged computer and display devices. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment.
Eliminations and Corporate Unallocated
The following table presents selected consolidated statements of operations data (dollars in thousands):

	For fiscal years
	2016	2015	$ Chg	% Chg
Intercompany sales elimination	$(17,273)	$(18,130)	$857	(4.7)%
Selling and administrative expenses unallocated	15,856	17,316	(1,460)	(8.4)
Total corporate selling and administrative expenses before allocation to operating segments were $29.4 million and $27.0 million for fiscal years 2016 and 2015, respectively, or 7.0% and 7.1% of consolidated sales, respectively. Of these costs, $13.5 million and $9.6 million, respectively, were allocated to segment operations in each of these periods. Allocations of corporate selling and administrative expenses are based on the nature of the service provided and can fluctuate from period to period. Decrease in unallocated selling and administrative expenses was a result of the Company's ongoing efforts to reduce corporate selling, general and administrative footprint.

For fiscal year 2015 compared to fiscal year 2014
CONSOLIDATED
The following table presents selected consolidated statements of income data (dollars in thousands):

	For fiscal years
	2015		2014
	Total	% of Sales	Total	% of Sales
Net sales:
Legacy business	$297,963	78.0%	$310,574	92.3%
Acquired business	84,162	22.0	25,927	7.7
Total net sales	382,125	100.0	336,501	100.0
Cost of goods sold	307,311	80.4	271,551	80.7
Gross profit	74,814	19.6	64,950	19.3
Selling and administrative expenses	46,969	12.3	35,682	10.6
Internal research and development expenses	1,502	0.4	1,169	0.3
Amortization of intangible assets	6,591	1.7	3,422	1.0
Legal settlement	2,500	0.7	—	—
Environmental remediation	—	—	4,238	1.3
Restructuring charges	—	—	188	0.1
Operating income	17,252	4.5	20,251	6.0
Other expense, net	(2,297)	(0.6)	(649)	(0.2)
Income before income taxes	14,955	3.9	19,602	5.8
Income taxes	3,966	1.0	6,615	1.9
Net income	$10,989	2.9%	$12,987	3.9%
Interest expense consists of interest and fees on the Company's outstanding debt and revolving credit facility, including amortization of financing costs. Interest expense was $2.5 million and $0.8 million for the fiscal years 2015 and 2014, respectively. The comparative interest expense reflects accelerated amortization of loan financing fees in relation to the Company's old facility replaced during the first quarter of fiscal 2015 and comparative borrowings under the Company’s credit facility between the two periods. See Note 8, Debt, of the “Notes to Consolidated Financial Statements” in this Form 10-K for a further discussion of debt.
For fiscal year 2015, the Company recognized $2.5 million of expense related to a legal dispute settled after year end in August of 2015. The liability was recorded on the Consolidated Balance Sheets for June 30, 2015 as other accrued expenses and was paid in the second quarter of fiscal 2016. See Note 11, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” in this Form 10-K for further discussion. For the fiscal year 2014, the Company recognized a $4.2 million EPA related - net environmental expense in relation to ongoing environmental remediation the Company has been involved with since the early 1980’s. This non-cash charge increased an existing liability and is expected to be realized in subsequent fiscal years through 2030. See Note 11, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” in this Form 10-K for a further discussion of the Company's environmental remediation activities.
The Company recorded income tax expense of $4.0 million, or 26.5% of income before income taxes, for fiscal year 2015. The Company recognized a number of discrete income tax items during fiscal year 2015. In relation to its acquisition of Stealth in fiscal 2015, the Company recognized a discrete income tax benefit of $1.1 million for fiscal year 2015 in relation to the substantial reversal of a valuation allowance previously established against its Canadian net operating loss carryforwards. Additional discrete items include return to provision adjustments, certain jurisdictional audit adjustments and changes in state apportionment factors in relation to the Company's acquisitions during the current fiscal year. Excluding these discrete tax items, the Company recorded income tax expense of $5.3 million, or 35.6%, of income before income taxes, for fiscal year 2015. See Note 9, Income Taxes, of the “Notes to Consolidated Financial Statements” in this Form 10-K for a further discussion of income taxes.
Due to the factors described above, the Company reported net income of $11.0 million ($1.10 per share, basic and diluted) for fiscal year 2015, compared to net income of $13.0 million ($1.28 per share, basic and diluted) for the corresponding period last year.

MDS
The following table presents selected consolidated statements of income data (dollars in thousands):

	For fiscal years
	2015	% of Sales	2014	% of Sales	$ Chg	% Chg
Net sales:
Legacy business	$184,159	69.8%	$215,787	87.7%	$(31,628)	(14.7)%
Acquired business	62,025	23.5	11,673	4.7	50,352	—
Intercompany	17,756	6.7	18,669	7.6	(913)	(4.9)
Total net sales	263,940	100.0	246,129	100.0	17,811	7.2
Gross Profit	36,461	13.8	34,782	14.1	1,679	4.8
Selling and administrative expenses	18,615	7.1	14,449	5.9	4,166	28.8
Amortization of intangible assets	5,811	2.2	3,116	1.2	2,695	86.5
Legal settlement	2,500	0.9	—	—	2,500	—
Restructuring charges	—	—	188	0.1	(188)	(100.0)
Operating income	$9,535	3.6%	$17,029	6.9%	$(7,494)	(44.0)%
MDS legacy business sales reflect sales from MDS facilities that were owned for both the entire fiscal years of 2015 and 2014. MDS acquisition sales relate to the acquisitions of Hunter, RTEmd and eMT in fiscal 2015 and the acquisitions of Aubrey and Beckwood in fiscal 2014. The comparative decrease in legacy business sales primarily reflects an insourcing by the MDS segment's largest customer, Fenwal Blood Technologies ("Fenwal"), of certain program engagements with the Company (the "Fenwal rebalancing") that occurred in the second half of fiscal 2014. Fenwal contributed 14% and 20% of MDS segment net sales and 10% and 14% of consolidated company net sales during the fiscal years 2015 and 2014, respectively. The lost Fenwal programs resulted in a reduction of sales of $19.0 million in fiscal 2015 compared to fiscal 2014, but were partially offset by a $6.8 million increase in sales in retained programs. The remaining segment decrease reflects fluctuations in customer demand due to program cancellations, governmental funding and customer design related delays. MDS backlog was $170.1 million at June 30, 2015 compared to $114.7 million at June 30, 2014. Commercial orders, in general, may be rescheduled or canceled without significant penalty, as a result, may not be a meaningful measure of future sales. A majority of the June 30, 2015 MDS backlog is currently expected to be realized in the next 12 months.
The decrease in gross margin percentage on MDS sales primarily reflects the effect of fixed overhead costs on lower legacy business sales. The selling and administrative expense increase is primarily comprised of incremental direct and allocated expenses related to the Hunter, RTEmd, eMT, Aubrey and Beckwood operations.
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

ECP
The following table presents selected consolidated statements of income data (dollars in thousands):

	For fiscal years
	2015	% of Sales	2014	% of Sales	$ Chg	% Chg
Net sales:
Legacy business	$113,804	83.5%	$94,787	86.8%	$19,017	20.1%
Acquired business	22,137	16.2	14,254	13.1	7,883	55.3
Intercompany	374	0.3	93	0.1	281	N/A
Total net sales	136,315	100.0	109,134	100.0	27,181	24.9
Gross profit	38,353	28.1	30,168	27.6	8,185	27.1
Selling and administrative expenses	11,038	8.1	8,750	7.9	2,288	26.1
Internal research and development expenses	1,502	1.1	1,169	1.1	333	28.5
Amortization of intangible assets	780	0.5	306	0.3	474	154.9
Operating income	$25,033	18.4%	$19,943	18.3%	$5,090	25.5%
ECP legacy business sales reflect sales from ECP facilities that were owned for both the entire fiscal years of 2015 and 2014 as well as sales in fiscal 2015 relating to KEP, Argotec and IED as sales relating to these tuck-in acquisitions were not considered material for separate presentation. ECP acquisition sales relate to the acquisitions of Stealth, IED and KEP in fiscal 2015 and Aydin during the first quarter of fiscal 2014. The increase in ECP legacy business sales primarily reflects increased sonobuoy sales to the U.S. Navy as well as increased U.S. Navy engineering sales, partially offset by decreased sonobuoy sales to foreign governments that meet Department of State licensing requirements. Total sales to the U.S. Navy for the fiscal years 2015 and 2014 were $94.9 million and $63.2 million, respectively, which represented 25% and 19% of consolidated Company net sales for those periods. Sonobuoy sales to foreign governments were $15.3 million and $29.7 million for the fiscal years 2015 and 2014, respectively. ECP backlog was $143.3 million at June 30, 2015 compared to $32.4 million at June 30, 2014. A majority of the June 30, 2015 ECP backlog is currently expected to be realized in the next 18 months.
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
Internal research and development expenses reflect costs incurred for the internal development of technologies for use in undersea warfare, navigation, hand held targeting applications as well as rugged computer and display devices. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment.
Eliminations and Corporate Unallocated
The following table presents selected consolidated statements of income data (dollars in thousands):

	For fiscal years
	2015	2014	$ Chg	% Chg
Intercompany sales eliminations	$(18,130)	$(18,762)	$632	(3.4)%
Selling and administrative expenses unallocated	17,316	12,483	4,833	38.7
Total corporate selling and administrative expenses before allocation to operating segments were $27.0 million and $20.9 million for the fiscal years 2015 and 2014, respectively, or 7.1% and 6.2% of consolidated sales, respectively, reflecting certain fiscal year 2015 increased costs in relation to consummated acquisitions and acquisition targets the Company eventually declined to proceed with, including fiscal 2015 success-based finders fees in relation to the eMT and IED acquisitions. The period over period comparative additionally reflected certain increased costs in the fiscal 2015 period in anticipation of future growth, including costs in relation to a reorganization of the Company's finance organization. Of these costs, $9.6 million and

$8.4 million, respectively, were allocated to segment operations in each of these periods. Allocations of corporate selling and administrative expenses are based on the nature of the service provided and can fluctuate from period to period.
Liquidity and Capital Resources
As of July 3, 2016, the Company had $76.9 million available under its $175.0 million credit facility, reflecting borrowings of $97.2 million and certain letters of credit outstanding of $0.9 million. Additionally, the Company had available cash and cash equivalents of $0.1 million.
On September 11, 2014, the Company replaced its previous credit facility with a new $200.0 million revolving line-of-credit facility with a group of banks (the “Credit Facility”) to fund future acquisitions and to support the Company’s working capital needs and other general corporate purposes. On April 13, 2015, the Company amended the Credit Facility to increase the size of the revolving line-of-credit facility by $75.0 million to $275.0 million, reload uncommitted loans under the agreement and to make other sublimit and definitional changes. The Company has the right to request an increase of the facility in an amount of up to $100.0 million. The facility is secured by substantially all assets of the Company and its subsidiaries and expires on September 11, 2019.
On June 27, 2016, the Company entered into Amendment No. 3 (“Amendment 3”) to the Credit Facility. As a result of Amendment 3, the Company reduced the revolving credit facility from $275.0 million to $175.0 million, reduced the optional increase in the Credit Facility from $100.0 million to $50.0 million, increased the permitted total funded debt to EBITDA ratio through the fiscal quarter ending September 2017, and provided for certain restrictions on business acquisitions, dividends and stock repurchases. Payments of $0.7 million related to Amendment 3 were recorded as deferred financing costs in other long-term assets.
Outstanding borrowings under the Credit Facility will bear interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six month periods, plus 1.00% to 3.00%, or at the bank’s base rate, as defined, plus 0.00% to 2.00%, based upon the Company’s Total Funded Debt/EBITDA Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the Credit Facility ranging from 0.20% to 0.50%, based on the Company’s Total Funded Debt/EBITDA Ratio, as defined. The Credit Facility includes representations, covenants and events of default that are customary for financing transactions of this nature.
As a condition of the Credit Facility, the Company is subject to certain customary covenants, with which it was in compliance with at July 3, 2016.

Certain of the Company's ECP contracts with the U.S. Navy allow for billings to occur when certain milestones under the applicable program are reached, independent of the amount shipped by Sparton as of such date. These performance based billings reduce the amount of cash that would otherwise be required during the performance of these contracts. As of July 3, 2016 and June 30, 2015, $0.0 million and $1.8 million, respectively, of proceeds from billings in excess of costs were received and were reported in the Consolidated Balance Sheets as other accrued expenses.

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
A portion of our operating income is earned outside of the United States. Earnings in Vietnam are deemed to be indefinitely reinvested in foreign jurisdictions while earnings in Canada are not deemed to be indefinitely reinvested. We currently do not intend or foresee a need to repatriate these funds from jurisdictions for which we assert indefinite reinvestment. We expect existing domestic cash and short-term investments and cash flows of operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as dividends, debt repayment, capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. The Company has recorded $0.0 million liability related to Canada earnings as that entity has not had positive cumulative earnings and profits.

	For fiscal years
CASH FLOWS	2016	2015	2014
Operating activities, excluding changes in working capital	$22,084	$26,161	$26,051
Net changes in working capital	26,048	(21,624)	(13,600)
Operating activities	48,132	4,537	12,451
Investing activities	(4,842)	(104,107)	(38,992)
Financing activities	(58,072)	106,456	28,484
Cash flows from operating activities, excluding changes in working capital, for fiscal years 2016, 2015 and 2014 reflect the Company's relative operating performance during those periods. Goodwill impairment, net loss and deferred income taxes, as well as depreciation and amortization, had the most significant impact on cash flows from operating activities excluding changes in working capital. Fiscal year 2016 working capital related cash flows primarily reflect increased accounts receivable as well as a decrease in accounts payable. Fiscal year 2015 working capital related cash flows primarily reflect increased accounts receivable as well as a decrease in accounts payable and to a lesser degree, a decrease in advanced funding of production related to U.S. Navy contracts during the year in excess of performance based payments received. Working capital related cash flows for fiscal year 2014 primarily reflect a decrease in advanced funding of production related to U.S. Navy contracts during the year in excess of performance based payments received and to a lesser degree, a decrease in accrued expenses, partially offset by decreased receivables and inventories.

Cash flows from investing activities in fiscal year 2016 reflects a sale of marketable equity securities as well as cash received in relation to a 2015 acquisition. Fiscal year 2015 reflects a $97.3 million use of cash for the acquisitions of Hunter, eMT, Stealth, KEP Marine, IED, RTEmd and Argotec, net of acquired cash and net of a working capital adjustment receipt relating to the fiscal year 2014 acquisition of Aubrey. Fiscal year 2015 also reflects a $1.0 million purchase of marketable equity securities. Fiscal year 2014 reflects a $35.6 million use of cash for the acquisitions of Aydin, Beckwood and Aubrey, net of acquired cash. The Aydin and Aubrey acquisitions were subject to certain post-closing adjustments. The Aydin and Aubrey acquisitions were funded through borrowings under the Company’s Credit Facility. The Beckwood acquisition was funded through a combination of cash on hand and borrowings under the Company's Credit Facility. Net capital expenditures for fiscal years 2016, 2015 and 2014 were $6.1 million, $5.8 million and $3.5 million, respectively. Proceeds from the sale of property, plant and equipment were $0.2 million in fiscal year 2016, none in fiscal year 2015 and $0.1 million in fiscal year 2014.
Cash flows from financing activities in fiscal year 2016 reflects $57.3 million of net repayments under the Company's Credit Facility and the payment of $0.7 million of debt financing costs. Fiscal year 2015 reflects $113.5 million of net borrowings under the Company's Credit Facility, the repurchase of $5.0 million of the Company's common stock under the Company's stock repurchase programs (see below for a discussion of the Company's authorized stock repurchase programs), $1.8 million of payments to satisfy income tax withholding requirements in relation to the vesting of executives' restricted stock in exchange for the surrender of a portion of the vesting shares, the payment of $1.4 million of debt financing costs and $1.0 million of tax benefits in excess of recorded stock based compensation. Fiscal year 2014 reflects $31.0 million of net borrowing under the Company's Credit Facility and includes the $1.6 million redemption of the Company's remaining Industrial Revenue Bonds. Fiscal year 2014 also reflects the repurchase of $0.9 million of the Company's common stock under Company's stock repurchase programs, $0.7 million of payments to satisfy income tax withholding requirements in relation to the vesting of executives' restricted stock in exchange for the surrender of a portion of the vesting shares and $0.5 million of tax benefits in excess of recorded stock-based compensation. The Company received $0.2 million and $0.1 million from the exercise of stock options during fiscal years 2015 and 2014, respectively. There were no stock options exercised in fiscal year 2016.
On October 22, 2014, the Company’s Board of Directors approved a repurchase by the Company of up to $5.0 million of shares of its common stock. The Company was authorized to purchase shares from time to time in open market, block and privately negotiated transactions. The stock repurchase program did not require the Company to repurchase any specific number of shares. Pursuant to this stock repurchase program, during fiscal year 2015, the Company purchased 181,278 shares of its common stock at an average price of $27.55 per share for $5.0 million, which completed the repurchase program.
Commitments and Contingencies
See Note 11, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” in this Form 10-K.

Contractual Obligations
Future minimum contractual cash obligations for the next five years and in the aggregate at July 3, 2016, are as follows (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Contractual obligations:
Debt	$97,206	$—	$—	$97,206	$—
Cash interest (1)	10,912	3,401	6,802	709	—
Operating leases (2)	9,777	2,529	3,526	2,084	1,638
Environmental liabilities	6,692	584	956	768	4,384
Non-cancelable purchase orders	48,999	48,999	—	—	—
Total	$173,586	$55,513	$11,284	$100,767	$6,022

(1)	Cash interest reflects interest payments on the Company's Credit Facility discussed below. The effective interest rate on the outstanding borrowing under the credit facility was 3.50% at July 3, 2016.

(2)	Does not include payments due under future renewals to the original lease terms.
The Company's other non-current liabilities in the consolidated balance sheets include unrecognized tax benefits and related interest and penalties. As of July 3, 2016, we had gross unrecognized tax benefits of $0.1 million and with no additional amount for interest and penalties classified as non-current liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.
Debt — Debt consists of amounts owed under the Company's Credit Facility. See Note 8, Debt, of the “Notes to Consolidated Financial Statements” in this Form 10-K for a summary of the Company's banking arrangements.
Operating leases — See Note 11, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” in this Form 10-K for discussion of operating leases.
Environmental liabilities — See Note 11, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” in this Form 10-K for a description of the accrual for environmental remediation. Of the $6.7 million total, $0.6 million is classified as a current liability and $6.1 million is classified as a long-term liability, both of which are included on the balance sheet as of July 3, 2016.
Non-cancelable purchase orders — Binding orders the Company has placed with suppliers that are subject to quality and performance requirements.
Off-Balance Sheet Arrangements
The Company has standby letters of credit outstanding of $0.9 million at July 3, 2016, principally to support an operating lease agreement. Other than these standby letters of credit and the operating lease commitments included above, we have no off-balance sheet arrangements that would have a current or future material effect on our financial condition, changes in financial condition, revenue, expense, results of operations, liquidity, capital expenditures or capital resources.
Inflation
We believe that inflation has not had a significant impact in the past and is not likely to have a significant impact in the foreseeable future on our results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, judgments and assumptions that affect the amounts reported as assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Estimates are regularly evaluated and are based on historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. See Note 2, Summary of Significant Accounting Policies, of the "Notes to Consolidated Financial Statements" in this Form 10-K for a further discussion of significant accounting policies. Senior management has reviewed these critical accounting policies and related disclosures with the audit committee of Sparton’s Board of Directors.
Environmental Contingencies
Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Although the Company entered into a long-term lease of the Coors Road property that was accounted for as a sale of property during fiscal year 2010, it remains responsible for the remediation obligations related to its past operation of this facility. During the fourth quarter of each fiscal year, Sparton performs a review of its remediation plan, which includes remediation methods currently in use, desired outcomes, progress to date, anticipated progress and estimated costs to complete the remediation plan by fiscal year 2030, following the terms of a March 2000 Consent Decree. The Company’s minimum cost estimate is based upon existing technology and excludes certain legal costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements. The review performed in the fourth quarters of fiscal years 2016 and 2015 did not result in changes to the related liability. During the 2014 review, the Company found: additional concentrations of contaminants on-site that required clean-up actions previously not included within the remediation plan; progress to date on the removal of certain other on-site contaminants was taking place slower than previously anticipated; and that certain efficiencies regarding periodic reporting were not being realized as had been previously anticipated. The discovery of additional on-site contaminants, slower than expected removal rates of other on-site contaminants and continued high periodic reporting costs added significant additional costs to the remediation project that are expected to continue for a number of years. As a result, the remaining estimated minimum future undiscounted costs of this financial liability increased to $8.2 million at June 30, 2014, thereby requiring a $4.2 million non-cash charge against operations in the fourth quarter of fiscal year 2014. As of July 3, 2016 and June 30, 2015, Sparton has accrued $6.7 million and $7.8 million, respectively, as its estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which $0.6 million and $0.7 million was classified as a current liability and included on the balance sheet in other accrued expenses.
In fiscal year 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8.4 million incurred from the date of settlement, of which $6.5 million has been expended as of July 3, 2016 toward the $8.4 million threshold. It is expected that the DOE reimbursements will commence in the years after fiscal year 2019. At July 3, 2016 and June 30, 2015, the Company recognized $1.6 million and $1.8 million, respectively, in long-term assets in relation to these expected reimbursements and is considered collectible. The DOE receivables of $1.6 million at July 3, 2016 and the $1.8 million at June 30, 2015 are included in other non-current assets on the balance sheet. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At July 3, 2016, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded, could be up to $2.7 million before income taxes over the next fourteen years, with this amount expected to be offset by related reimbursement from the DOE for a net amount of $1.0 million.
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
Percentage-of-Completion Accounting
In the first quarter of fiscal year 2014, the Company voluntarily changed its revenue recognition policy related to ECP sonobuoy sales to the U.S. Navy and foreign government customers under long-term contracts that require lot acceptance testing. The new policy continues to recognize revenue under the percentage of completion method, but changes the measurement of progress under these contracts from a completed units accepted basis (whereby revenue was recognized for each lot of sonobuoys produced when that lot was formally accepted by the customer) to a units-of-production basis (whereby revenue is recognized when production and internal testing of each lot of sonobuoys is completed). The Company now has significant experience in producing sonobuoys to customer specifications and internal testing to assess compliance with those specifications and, as such, now has an adequate history of continuous customer acceptance of all sonobuoys produced. Accordingly, the Company believes the new method is preferable primarily because it eliminates delays in revenue and related cost of goods sold recognition due to timing of customer testing and acceptance delays. Such delays commonly occur due to customer circumstances that are unrelated to the product produced. Under the new policy, the revenue and related costs of goods sold of these manufactured sonobuoy lots will more closely match the period in which the product was produced and the related revenue earned, thereby better reflecting the economic activity of the ECP segment. Additionally, this new method provides better matching of periodic operating expenses incurred during production. The Company additionally has certain other long-term contracts that are accounted for under the percentage-of-completion method of accounting, whereby contract revenues are recognized on a pro-rata basis based upon the ratio of costs incurred compared to total estimated contract costs. Contract costs include labor and material placed into production, as well as allocation of indirect costs.
Losses for the entire amount of long-term contracts are recognized in the period when such losses are determinable. Significant judgment is exercised in determining estimated total contract costs including, but not limited to, cost experience to date, estimated length of time to contract completion, costs for materials, production labor and support services to be expended and known issues on remaining units to be completed. In addition, estimated total contract costs can be significantly affected by changing test routines and procedures, resulting design modifications and production rework from these changing test routines and procedures and limited range access for testing these design modifications and rework solutions. Estimated costs developed in the early stages of contracts can change, sometimes significantly, as the contracts progress and events and activities take place. Changes in estimates can also occur when new designs are initially placed into production. The Company formally reviews its costs incurred-to-date and estimated costs to complete on all significant contracts at least quarterly and revised estimated total contract costs are reflected in the financial statements. Depending upon the circumstances, it is possible that the Company’s financial position, results of operations and cash flows could be materially affected by changes in estimated costs to complete one or more significant government contracts.
Commercial Inventory Valuation
Valuation of commercial customer inventories requires a significant degree of judgment. These valuations are influenced by the Company’s experience to date with both customers and other markets, prevailing market conditions for raw materials, contractual terms and customers’ ability to satisfy these obligations, environmental or technological materials obsolescence, changes in demand for customer products and other factors resulting in acquiring materials in excess of customer product demand. Contracts with some commercial customers may be based upon estimated quantities of product manufactured for shipment over estimated time periods. Raw material inventories are purchased to fulfill these customer requirements. Within these arrangements, customer demand for products frequently changes, sometimes creating excess and obsolete inventories.
The Company regularly reviews raw material inventories by customer for both excess and obsolete quantities. Wherever possible, the Company attempts to recover its full cost of excess and obsolete inventories from customers or, in some cases, through other markets. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income for the difference between the carrying cost and the estimated realizable amount. These cost adjustments for excess and obsolete inventory create a new cost basis for the inventory. The Company recorded inventory write-downs totaling $1.7 million, $0.9 million and $0.5 million for fiscal years 2016, 2015 and 2014, respectively. These charges are included in cost of goods sold for the periods presented. If inventory that has previously been impaired is subsequently sold, the amount of reduced cost basis is reflected as cost of goods sold. The Company experienced minimal subsequent sales of excess and obsolete inventory during fiscal years 2016, 2015 and 2014 that resulted in higher gross margins due to previous write-downs. Such sales and the impact of those sales on gross margin were not material to the years presented. If assumptions the Company has used to value its inventory deteriorate in the future, additional write-downs may be required.

Allowance for Probable Losses on Receivables
The accounts receivable balance is recorded net of allowances for amounts not expected to be collected from customers. The allowance is estimated based on historical experience of write-offs, the level of past due amounts, information known about specific customers with respect to their ability to make payments and future expectations of conditions that might impact the collectability of accounts. Accounts receivable are generally due under normal trade terms for the industry. Credit is granted and credit evaluations are periodically performed, based on a customer’s financial condition and other factors. Although the Company does not generally require collateral, cash in advance or letters of credit may be required from customers in certain circumstances, including some foreign customers. When management determines that it is probable that an account will not be collected, it is charged against the allowance for probable losses. The Company reviews the adequacy of its allowance monthly. The allowance for doubtful accounts considered necessary was $0.4 million and $0.2 million at July 3, 2016 and June 30, 2015, respectively. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Given the Company’s significant balance of government receivables and in some cases letters of credit from foreign customers, collection risk is considered minimal. Historically, uncollectible accounts have generally been insignificant, have generally not exceeded management’s expectations and the allowance is deemed adequate.
Pension Obligations
The Company calculates the cost of providing pension benefits under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 715, “Compensation — Retirement Benefits”, (“ASC Topic 715”). The key assumptions required within the provisions of ASC Topic 715 are used in making these calculations. The most significant of these assumptions are the discount rate used to value the future obligations and the expected return on pension plan assets. The discount rate is consistent with market interest rates on high-quality, fixed income investments. The expected return on assets is based on long-term returns and assets held by the plan, which is influenced by historical averages. If actual interest rates and returns on plan assets materially differ from the assumptions, future adjustments to the financial statements would be required. While changes in these assumptions can have a significant effect on the pension benefit obligation and the unrecognized gain or loss accounts disclosed in the Notes to Consolidated Financial Statements, the effect of changes in these assumptions is not expected to have the same relative effect on net periodic pension expense in the near term. While these assumptions may change in the future based on changes in long-term interest rates and market conditions, there are no known expected changes in these assumptions as of July 3, 2016. As indicated above, to the extent the assumptions differ from actual results, there would be a future impact on the financial statements. The extent to which this will result in future expense is not determinable at this time as it will depend upon a number of variables, including trends in interest rates and the actual return on plan assets. The annual actuarial valuation of the pension plan is completed at the end of each fiscal year. Based on these valuations, net periodic pension expense (income) for fiscal years 2016, 2015 and 2014 was calculated to be $0.3 million, $(0.2) million and $0.0 million, respectively.
Effective April 1, 2009, participation and the accrual of benefits in the Company’s pension plan were frozen, at which time all participants became fully vested and all remaining prior service costs were recognized. Lump-sum benefit distributions during fiscal years 2016 and 2014 exceeded plan service and interest costs, resulting in lump-sum settlement charges of $0.3 million and $0.1 million also being recognized during the respective years. See Note 10, Employee Retirement Benefit Plans, of the “Notes to Consolidated Financial Statements” in this Form 10-K for detail regarding the components of net periodic pension expense.
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
Goodwill
Goodwill resulting from business combinations represents the excess of purchase price over the fair value of the net assets of the businesses acquired. Goodwill is not amortized, but rather tested for impairment annually, as well as whenever there are events or changes in circumstances (triggering events) which suggest that the carrying value of goodwill may not be recoverable. The Company performs its annual goodwill impairment testing in the fourth quarter based on its historical financial results through the third quarter end. The goodwill impairment test is performed at the reporting unit level, which is the lowest level at which goodwill is evaluated for management purposes. The Company has identified reporting units to be its two reportable business segments - MDS and ECP for fiscal years 2016 and 2015. In fiscal year 2014 the Company had three reportable business segments determined to be its identified reporting units - Medical, Complex Systems and DSS.

The Company may elect to perform a qualitative assessment for its annual goodwill impairment test. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if Sparton elects to not perform a qualitative assessment, then the Company would be required to perform a quantitative impairment test for goodwill.

The quantitative impairment analysis is a two-step process. First, the Company determines the fair value of the reporting unit and compares it to its carrying value. The fair value of reporting units is determined based on a weighting of both projected discounted future results and comparative market multiples. The projected discounted future results (discounted cash flow approach) is based on assumptions that are consistent with the Company’s estimates of future growth and the strategic plan used to manage the underlying business. Factors requiring significant judgment include assumptions related to future revenue growth rates, operating margins, terminal growth rates and discount factors, amongst other considerations. If the carrying value of the reporting unit exceeds the fair value in the first step, a second step is performed to measure the amount of an impairment loss. In the second step, an impairment loss is recognized for any excess of the carrying value of the reporting unit’s goodwill over its implied fair value. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit using a residual fair value allocation. The residual fair value allocated to goodwill is the implied fair value of the reporting unit’s goodwill. The Company’s fair value estimates related to its goodwill impairment analyses are based on Level 3 inputs within the fair value hierarchy as described in Note 2, Summary of Significant Accounting Policies, Fair value measurements, of the "Notes to Consolidated Financial Statements" in this Form 10-K. Determining the fair value of any reporting unit and intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. The Company bases its fair value estimates on assumptions believed to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. Circumstances that may lead to future impairment of goodwill include, but are not limited to, unforeseen decreases in future performance or industry demand, a further loss of a significant customer or the inability to achieve sufficient organic revenue growth to offset fluctuations in customer demand.

The Company's fiscal year 2014 quantitative annual tests of goodwill (Step 1) related to the Medical, Complex Systems and DSS reporting units resulted in fair values in excess of the related carrying values of the assets and as such did not indicate that the related goodwill was impaired. The Company determined at that time that the fair value of the three reporting units substantially exceeded their carrying values by 70%, 33% and over 1,100%, respectively. In fiscal 2015, the Company elected to perform the optional qualitative assessment of goodwill and concluded that it was more likely than not that the fair value of goodwill in its reporting units was in excess of its respective carrying amount and therefore, no further testing was required. In fiscal 2016, the Step 1 impairment testing of goodwill was performed and resulted in the carrying values of its MDS reporting unit in excess of its fair value indicating potential impairment. The decline in value in the MDS reporting unit was a result of the underperformance of the Company’s most recent acquisition (Hunter Technology Corporation), and the inability to achieve sufficient organic growth to offset the loss of a large customer due to insourcing, as well as revenue declines due to fluctuations in customer demand across the MDS reporting unit. The Company performed the Step 2 analysis of goodwill impairment for this reporting unit and based on the valuation of the reporting unit as well as the fair value of the reporting unit's individual tangible and intangible assets, it was determined that goodwill within this reporting unit was fully impaired. As such, the

Company recorded an impairment of goodwill charge of $64.2 million. Prior to the fourth quarter of fiscal 2016, no triggering events or other facts and circumstances were identified that indicated that it was more likely than not that the fair value of the MDS segment was less than its carrying value. The impairment recognized in the fourth quarter of fiscal 2016 was a result of the continued underperformance of the acquired Hunter Technology Corporation operations and the inability of the Company to achieve sufficient organic revenue growth to offset fluctuations in customer demands. The fair value of the Company’s ECP reporting unit was in excess of its carrying value and, as such, indicated no impairment of goodwill.
Other Intangible Assets
The Company’s intangible assets other than goodwill represent the values assigned to acquired customer relationships, acquired non-compete agreements, acquired trademarks/tradenames and acquired unpatented technology. At July 3, 2016, customer relationships and non-compete agreements totaling $27.6 million and $2.0 million, respectively, are included in the MDS segment, while customer relationships, non-compete agreements, trademarks/trade names and unpatented technology totaling $5.0 million, $0.2 million, $1.4 million and $0.7 million, respectively, are included in the ECP segment. The impairment test for these intangible assets is conducted when impairment indicators are present. The Company continually evaluates whether events or circumstances have occurred that would indicate the remaining estimated useful lives of its intangible assets warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge would be recognized for the amount that the carrying amount of the asset exceeds the fair value of the asset. The Company’s fair value estimates related to its intangible assets impairment analyses are based on Level 3 inputs within the fair value hierarchy as described in Note 2, Summary of Significant Accounting Policies, Fair value measurements, of the "Notes to Consolidated Financial Statements" in this Form 10-K. The Company had a third-party valuation of the recoverability of intangible assets performed in the fourth quarter of fiscal 2016 and it was determined that the assets were fully recoverable and no write-down of such assets was necessary.
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties if any. Our estimates are based on the information available to us at the time we prepare the income tax provisions. Our income tax returns are subject to audit by federal, state and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws. We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheets.
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
Stock-Based Compensation
ASC Topic 718, “Share-Based Payment”, requires significant judgment and the use of estimates in the assumptions for the model used to value the share-based payment awards, including stock price volatility and expected option terms. In addition, expected forfeiture rates for the share-based awards must be estimated. Because of our small number of option grants during our history, we are limited in our historical experience to use as a basis for these assumptions. While we believe that the assumptions and judgments used in our estimates are reasonable, actual results may differ from these estimates under different assumptions or conditions.
New Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers, which amends guidance for revenue recognition. Under the new standard, revenue will be recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. The standard creates a five-step model that will generally require companies to use more judgment and make more estimates than under current guidance when considering the terms of contracts along with all relevant facts and circumstances. These include the identification of customer contracts and separating performance obligations, the determination of transaction price that potentially includes an estimate of variable consideration, allocating the transaction price to each separate performance obligation and recognizing revenue in line with the pattern of transfer. In August 2015, the FASB issued an amendment to defer the effective date for all entities by one year. The new standard will become effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016. Companies have the option of using either a full or modified retrospective approach in applying this standard. During fiscal 2016, the FASB issued three additional updates which further clarify the guidance provided in ASU 2014-09. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03 ("ASU 2015-03"), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 changes the presentation of debt issuance costs for term debt in the balance sheet by requiring the debt issuance costs to be presented as a direct deduction from the related debt liability, rather than recorded as an asset. In August 2015, the FASB issued clarification to the guidance in ASU 2015-03 regarding presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The new standard provides clarification regarding costs to secure revolving lines of credit and indicates that the SEC staff would not object to an entity deferring and presenting costs associated with line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The provisions of this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, although early adoption is permitted. When adopted, this guidance must be applied on a retrospective basis. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.
In April 2015, the FASB issued Accounting Standards Update No. 2015-04 (“ASU 2015-04”), Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. ASU 2015-04 provides a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end when an entity’s fiscal year-end does not coincide with a month-end. ASU 2015-04 will be effective for fiscal years and interim periods beginning after December 15, 2015. ASU 2015-04 is required to be applied prospectively and early adoption is permitted. The Company adopted this guidance in fiscal year 2016. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.
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
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current in the balance sheet. As a result, each jurisdiction will now only have one net non-current deferred tax asset or liability. However, the new guidance does not change the existing requirement that only permits offsetting within a jurisdiction. Companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The amendments in this accounting standard are effective for public companies for interim and annual reporting periods beginning after December 15, 2016, with early application permitted. The Company has applied the change in accounting as of July 3, 2016. As such, the amounts previously reported as current deferred tax assets and non-current deferred tax liabilities were decreased by $4.7 million and $0, respectively, and amounts previously reported as non-current deferred tax assets were increased by $4.7 million in the Consolidated Balance Sheet as of June 30, 2015. The change in accounting principle did not have an impact on the Company’s results of operations, cash flows or stockholders’ equity.
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
In March 2016, the FASB issued Accounting Standards Update No. 2016-09 ("ASU 2016-09"), Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 will directly impact the tax administration of equity plans. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted and any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company elected to not early adopt this period and is currently in the process of evaluating the impact of adoption on its consolidated financial statements.
In June 2016, the FASB issued Accounting Standards Update No. 2016-13 ("ASU 2016-13"), Financial Instruments—Credit Losses (Topic 326). ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.
In August 2016, the FASB issued Accounting Standards Update No. 2016-15 ("ASU 2016-15"), Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.
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
The Company's revolving credit line, when drawn upon, is subject to future interest rate fluctuations which could potentially have a negative impact on cash flows of the Company. The Company had $97.2 million outstanding under its Credit Facility at July 3, 2016. A prospective increase of 100 basis points in the interest rate applicable to the Company's outstanding borrowings under its Credit Facility would result in an increase of $1.0 million in our annual interest expense. The Company is not party to any currency exchange or interest rate protection agreements as of July 3, 2016.
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
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934) during the quarter ended July 3, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of July 3, 2016. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework (2013). Based on this assessment, management believes that, as of July 3, 2016, our internal control over financial reporting was effective.
BDO USA, LLP, our independent registered public accounting firm, issued an attestation report on the effectiveness of our internal control over financial reporting. Their report appears below.

/S/ JOSEPH J. HARTNETT	/S/ JOSEPH G. MCCORMACK
Joseph J. Hartnett Interim President and Chief Executive Officer September 6, 2016	Joseph G. McCormack Senior Vice President and Chief Financial Officer September 6, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Sparton Corporation
Schaumburg, Illinois
We have audited Sparton Corporation’s internal control over financial reporting as of July 3, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sparton Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Sparton Corporation maintained, in all material respects, effective internal control over financial reporting as of July 3, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sparton Corporation as of July 3, 2016 and June 30, 2015, and the related consolidated statements of operations, comprehensive (loss) income, cash flows and shareholders’ equity for each of the three years in the period ended July 3, 2016, and our report dated September 6, 2016 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Grand Rapids, Michigan
September 6, 2016

ITEM 9B.    OTHER INFORMATION
None.
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated herein by reference from the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders. Information concerning executive officers is set forth in Part I, Item 1 of this Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated herein by reference from the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated herein by reference from the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated herein by reference from the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated herein by reference from the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

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
Date: September 6, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ JAMES R. SWARTWOUT	Director, Chairman of the Board of Directors	September 6, 2016
James R. Swartwout

/S/ JOSEPH J. HARTNETT	Director, Interim President and Chief Executive Officer, (Principal Executive Officer)	September 6, 2016
Joseph J. Hartnett

/S/ ALAN L. BAZAAR	Director	September 6, 2016
Alan L. Bazaar

/S/ JAMES D. FAST	Director	September 6, 2016
James D. Fast

/S/ JOHN A. JANITZ	Director	September 6, 2016
John A. Janitz

/S/ CHARLES R. KUMMETH	Director	September 6, 2016
Charles R. Kummeth

/S/ DAVID P. MOLFENTER	Director	September 6, 2016
David P. Molfenter

/S/ FRANK A. WILSON	Director	September 6, 2016
Frank A. Wilson

/S/ JOSEPH G. MCCORMACK	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 6, 2016
Joseph G. McCormack

SPARTON CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Sparton Corporation
Schaumburg, Illinois

We have audited the accompanying consolidated balance sheets of Sparton Corporation and subsidiaries as of July 3, 2016 and June 30, 2015, and the related consolidated statements of operations, comprehensive (loss) income, cash flows and shareholders’ equity for each of the three years in the period ended July 3, 2016. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sparton Corporation and subsidiaries as of July 3, 2016 and June 30, 2015, and their results of operations and cash flows for each of the three years in the period ended July 3, 2016, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sparton Corporation’s internal control over financial reporting as of July 3, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 6, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Grand Rapids, Michigan
September 6, 2016

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	July 3, 2016	June 30, 2015
Assets
Current Assets:
Cash and cash equivalents	$132	$14,914
Accounts receivable, net of allowance for doubtful accounts of $407 and $173, respectively	46,759	70,974
Inventories and cost of contracts in progress, net	77,871	79,503
Prepaid expenses and other current assets	5,844	5,488
Total current assets	130,606	170,879
Property, plant and equipment, net	33,320	32,608
Goodwill	12,663	74,175
Other intangible assets, net	36,933	45,825
Deferred income taxes	25,784	6,913
Other non-current assets	6,692	7,151
Total assets	$245,998	$337,551
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$38,290	$29,948
Accrued salaries and wages	10,609	9,089
Accrued health benefits	903	1,510
Performance based payments on customer contracts	—	1,756
Current portion of capital lease obligations	217	—
Other accrued expenses	12,420	16,328
Total current liabilities	62,439	58,631
Credit facility	97,206	154,500
Capital lease obligations, less current portion	332	—
Environmental remediation	6,117	7,117
Pension liability	1,276	424
Total liabilities	167,370	220,672
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, no par value; 200,000 shares authorized; none issued	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 9,845,469 and 9,886,618 shares issued and outstanding, respectively	12,307	12,358
Capital in excess of par value	16,407	16,045
Retained earnings	51,650	89,933
Accumulated other comprehensive loss	(1,736)	(1,457)
Total shareholders’ equity	78,628	116,879
Total liabilities and shareholders’ equity	$245,998	$337,551
See Notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For fiscal years
	2016	2015	2014
Net sales	$419,362	$382,125	$336,501
Cost of goods sold	339,214	307,311	271,551
Gross profit	80,148	74,814	64,950
Operating expense:
Selling and administrative expenses	55,151	46,969	35,682
Internal research and development expenses	2,344	1,502	1,169
Amortization of intangible assets	9,592	6,591	3,422
Restructuring charges	2,206	—	188
Reversal of accrued contingent consideration	(1,530)	—	—
Impairment of goodwill	64,174	—	—
Legal settlement	—	2,500	—
Environmental remediation	—	—	4,238
Total operating expense	131,937	57,562	44,699
Operating (loss) income	(51,789)	17,252	20,251
Other income (expense):
Interest expense	(3,803)	(2,456)	(838)
Other, net	93	159	189
Total other expense, net	(3,710)	(2,297)	(649)
(Loss) income before income taxes	(55,499)	14,955	19,602
Income taxes	(17,216)	3,966	6,615
Net (loss) income	$(38,283)	$10,989	$12,987
(Loss) income per share of common stock:
Basic	$(3.91)	$1.10	$1.28
Diluted	$(3.91)	$1.10	$1.28
Weighted average shares of common stock outstanding:
Basic	9,786,315	9,874,441	10,109,915
Diluted	9,786,315	9,885,961	10,141,395
See Notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands)

	For fiscal years
	2016	2015	2014
Net (loss) income	$(38,283)	$10,989	$12,987
Other comprehensive (loss) income, net:
Pension experience (loss) gain, net of tax benefit	100	(458)	152
Pension amortization of unrecognized net actuarial loss, net of tax	(682)	54	81
Pension pro rata recognition of lump-sum settlements, net of tax	218	—	54
Unrecognized gain (loss) on marketable equity securities, net of tax	85	(85)	—
Other comprehensive (loss) income, net	(279)	(489)	287
Comprehensive (loss) income	$(38,562)	$10,500	$13,274
See Notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For fiscal years
	2016	2015	2014
Cash Flows from Operating Activities:
Net (loss) income	$(38,283)	$10,989	$12,987
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	6,083	4,645	4,700
Amortization of intangible assets	9,592	6,591	3,422
Deferred income taxes	(18,562)	(873)	(976)
Stock-based compensation expense	289	1,885	1,662
Loss on sale of property, plant and equipment, net	56	—	—
Loss on sale of securities available for sale	129	—	—
Impairment of goodwill	64,174	—	—
Reversal of accrued contingent consideration	(1,530)	—	—
Excess tax benefit from stock-based compensation	(162)	(1,044)	(522)
Amortization of deferred financing costs	298	1,169	203
Legal settlement	—	2,500	—
Environmental remediation	—	—	4,238
Gross profit effect of capitalized profit in inventory from acquisition	—	299	337
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	23,829	(7,040)	4,886
Inventories and cost of contracts in progress	(3,419)	501	1,484
Prepaid expenses and other assets	(609)	(2,319)	463
Performance based payments on customer contracts	(1,756)	(1,440)	(17,706)
Accounts payable and accrued expenses	8,003	(11,326)	(2,727)
Net cash provided by operating activities	48,132	4,537	12,451
Cash Flows from Investing Activities:
Acquisition of businesses, net of cash acquired	178	(97,319)	(35,560)
Proceeds from sale of securities available for sale	857	—	—
Purchases of property, plant and equipment	(6,098)	(5,802)	(3,501)
Proceeds from sale of property, plant and equipment	221	—	69
Purchase of securities available for sale	—	(986)	—
Net cash used in investing activities	(4,842)	(104,107)	(38,992)
Cash Flows from Financing Activities:
Borrowings from credit facility	128,050	215,835	70,000
Repayments against credit facility	(185,344)	(102,335)	(40,623)
Payment of debt financing costs	(692)	(1,423)	—
Repurchase of stock	(140)	(6,830)	(1,559)
Payments under capital lease agreements	(108)	—	—
Excess tax benefit from stock-based compensation	162	1,044	522
Proceeds from the exercise of stock options	—	165	144
Net cash (used in) provided by financing activities	(58,072)	106,456	28,484
Net (decrease) increase in cash and cash equivalents	(14,782)	6,886	1,943
Cash and cash equivalents at beginning of year	14,914	8,028	6,085
Cash and cash equivalents at end of year	$132	$14,914	$8,028
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,506	$1,747	$631
Cash paid for income taxes	766	7,190	7,065
Machinery and equipment financed under capital leases	656	—	—
Supplemental disclosure of non-cash investing activities:
Adjustments to acquired companies' opening balance sheets	3,412	603	252
See Notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2013	10,095,716	$12,619	$18,751	$65,957	$(1,255)	$96,072
Issuance of stock	96,664	121	(121)	—	—	—
Forfeiture of restricted stock	(3,344)	(4)	4	—	—	—
Repurchase of stock	(76,880)	(96)	(1,463)	—	—	(1,559)
Exercise of stock options	16,875	21	123	—	—	144
Stock-based compensation	—	—	1,662	—	—	1,662
Excess tax benefit from stock-based compensation	—	—	522	—	—	522
Comprehensive income, net of tax	—	—	—	12,987	287	13,274
Balance at June 30, 2014	10,129,031	12,661	19,478	78,944	(968)	110,115
Issuance of stock	26,793	34	(34)	—	—	—
Forfeiture of restricted stock	(39,031)	(49)	49	—	—	—
Repurchase of stock	(249,420)	(312)	(6,518)	—	—	(6,830)
Exercise of stock options	19,245	24	141	—	—	165
Stock-based compensation	—	—	1,885	—	—	1,885
Excess tax benefit from stock-based compensation	—	—	1,044	—	—	1,044
Comprehensive income, net of tax	—	—	—	10,989	(489)	10,500
Balance at June 30, 2015	9,886,618	12,358	16,045	89,933	(1,457)	116,879
Issuance of stock	17,245	22	(22)	—	—	—
Forfeiture of restricted stock	(52,303)	(65)	65	—	—	—
Repurchase of stock	(6,091)	(8)	(132)	—	—	(140)
Stock-based compensation	—	—	289	—	—	289
Excess tax benefit from stock-based compensation	—	—	162	—	—	162
Comprehensive income, net of tax	—	—	—	(38,283)	(279)	(38,562)
Balance at July 3, 2016	9,845,469	$12,307	$16,407	$51,650	$(1,736)	$78,628
See Notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)
(1) Business
Sparton Corporation and subsidiaries (the “Company” or “Sparton”) has been in continuous existence since 1900. It was last reorganized in 1919 as an Ohio corporation. The Company is a provider of design, development and manufacturing services for complex electromechanical devices, as well as sophisticated engineered products complementary to the same electromechanical value stream. The Company serves the Medical & Biotechnology, Military & Aerospace and Industrial & Commercial markets through two reportable business segments; Manufacturing & Design Services (“MDS”) and Engineered Components & Products (“ECP”). Prior to fiscal 2015, the Company reported under three reportable business segments; Medical Device (“Medical”), Complex Systems (“CS”) and Defense & Security Systems (“DSS”). The prior periods herein reflect this change in segment reporting. See Note 16, Business Segments, of the "Notes to Consolidated Financial Statements" in this form 10-K for a further discussion of business segments. All of the Company's facilities are certified to one or more of the ISO/AS standards, including ISO 9001, AS9100 and ISO 13485, with most having additional certifications based on the needs of the customers they serve. The majority of the Company's customers are in highly regulated industries where strict adherence to regulations such as the International Tariff and Arms Regulations ("ITAR") is necessary. The Company's products and services include offerings for Original Equipment Manufacturers (“OEM”) and Emerging Technology (“ET”) customers that utilize microprocessor-based systems which include transducers, printed circuit boards and assemblies, sensors and electromechanical components, as well as development and design engineering services relating to these product sales. Sparton also develops and manufactures sonobuoys, anti-submarine warfare (“ASW”) devices used by the United States Navy and foreign governments that meet Department of State licensing requirements. Additionally, Sparton manufactures rugged flat panel display systems for military panel PC workstations, air traffic control and industrial applications as well as high performance industrial grade computer systems and peripherals. Many of the physical and technical attributes in the production of these proprietary products are similar to those required in the production of the Company's other electrical and electromechanical products and assemblies.
For fiscal year 2016, the Company has changed from a calendar year to a 52-53 week year (5-4-4 basis) ending on the
Sunday closest to June 30. Therefore, the financial results of certain fiscal years and the associated 14 week quarters, will not be exactly comparable to the prior and subsequent 52 week fiscal years and the associated quarters having only 13 weeks. The change was not deemed a change in fiscal year for purposes of reporting subject to Rule 13a-10 or 15d-10; hence, no transition reports are required. The Company has made the change in fiscal years on a prospective basis and thus the change will not impact the Company’s financial statements as of and for fiscal year 2016 or any interim period therein. The Company believes the change in fiscal years will provide numerous benefits, including more consistency between reported periods and to better align its reporting periods with the Company’s peer group.
On April 27, 2016, Sparton announced that its Board of Directors had authorized a process to identify parties interested in acquiring the Company. This process is ongoing and there can be no assurance that this process will result in a consummation of any transaction. The Company cannot currently determine if the process will ultimately conclude in a sale of all or some of its assets. As such, no adjustments have been made to the Company’s carrying value of its assets or liabilities as a result of the contemplated sale.
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
Accounts receivable, credit practices and allowances for doubtful accounts — Accounts receivable are customer obligations generally due under normal trade terms for the industry. Credit terms are granted and periodically revised based on evaluations of the customers’ financial condition. The Company performs ongoing credit evaluations of its customers and although the Company does not generally require collateral, letters of credit or cash advances may be required from customers in order to support accounts receivable in certain circumstances. The Company maintains an allowance for doubtful accounts on receivables for estimated losses resulting from the inability of its customers to make required payments. The allowance is estimated primarily based on information known about specific customers with respect to their ability to make payments and future expectations of conditions that might impact the collectability of accounts. When management determines that it is probable that an account will not be collected, all or a portion of the amount is charged against the allowance for doubtful accounts.
Inventories and costs of contracts in progress — Inventories are valued at the lower of cost (first-in, first-out basis) or market and include costs related to long-term contracts as disclosed below. Inventories, other than contract costs, are principally raw materials and supplies. Certain United States government contracts allow Sparton to submit performance based billings, which are then applied against inventories purchased and manufacturing costs incurred by the Company throughout its performance under these contracts. Inventories were reduced by performance based payments from the U.S. government for costs incurred related to long-term contracts, thereby establishing inventory to which the U.S. government then has title, of $8,963 and $7,456 respectively, at July 3, 2016 and June 30, 2015. At July 3, 2016 and June 30, 2015, current liabilities include performance based payments of $0 and $1,756, respectively, on government contracts. As these payments were in excess of cost, there is no inventory to which the government would claim title and, therefore, no offset to inventory has been made.
Customer orders are based upon forecasted quantities of product manufactured for shipment over defined periods. Raw material inventories are purchased to fulfill these customer requirements. Within these arrangements, customer demands for products frequently change, sometimes creating excess and obsolete inventories. The Company regularly reviews raw material inventories by customer for both excess and obsolete quantities. Wherever possible, the Company attempts to recover its full cost of excess and obsolete inventories from customers or, in some cases, through other markets. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income for the difference between the carrying cost and the estimated realizable amount. These cost adjustments for excess and obsolete inventory create a new cost basis for the inventory. The Company recorded inventory write-downs totaling $1,653, $927 and $468 for fiscal years 2016, 2015 and 2014, respectively. These charges are included in cost of goods sold for the periods presented. If inventory that has previously been impaired is subsequently sold, the amount of reduced cost basis is reflected as cost of goods sold. The Company experienced minimal subsequent sales of excess and obsolete inventory during fiscal years 2016, 2015 and 2014 that resulted in higher gross margins due to previous write-downs. Such sales and the impact of those sales on gross margin were not material to the years presented.
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
Goodwill — Goodwill resulting from business combinations represents the excess of purchase price over the fair value of the net assets of the businesses acquired. Goodwill is not amortized, but rather tested for impairment annually, as well as whenever there are events or changes in circumstances (triggering events) which suggest that the carrying value of goodwill may not be recoverable. The Company performs its annual goodwill impairment testing in the fourth quarter based on its historical financial results through the third quarter end. The goodwill impairment test is performed at the reporting unit level, which is the lowest level at which goodwill is evaluated for management purposes. The Company has identified reporting units to be its two reportable business segments - MDS and ECP for fiscal years 2016 and 2015. In fiscal year 2014 the Company had three reportable business segments determined to be its identified reporting units - Medical, Complex Systems and DSS.
The Company may elect to perform a qualitative assessment for its annual goodwill impairment test. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if Sparton elects to not perform a qualitative assessment, then the Company would be required to perform a quantitative impairment test for goodwill.
The quantitative impairment analysis is a two-step process. First, the Company determines the fair value of the reporting unit and compares it to its carrying value. The fair value of reporting units is determined based on a weighting of both projected discounted future results and comparative market multiples. The projected discounted future results (discounted cash flow approach) is based on assumptions that are consistent with the Company’s estimates of future growth and the strategic plan used to manage the underlying business. Factors requiring significant judgment include assumptions related to future revenue growth rates, operating margins, terminal growth rates and discount factors, amongst other considerations. If the carrying value of the reporting unit exceeds the fair value in the first step, a second step is performed to measure the amount of an impairment loss. In the second step, an impairment loss is recognized for any excess of the carrying value of the reporting unit’s goodwill over its implied fair value. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit using a residual fair value allocation. The residual fair value allocated to goodwill is the implied fair value of the reporting unit's goodwill. The Company’s fair value estimates related to its goodwill impairment analyses are based on Level 3 inputs within the fair value hierarchy as described below in this note under “Fair value measurements.” Determining the fair value of any reporting unit and intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. The Company bases its fair value estimates on assumptions believed to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. Circumstances that may lead to future impairment of goodwill include, but are not limited to, unforeseen decreases in future performance or industry demand, a further loss of a significant customer, or the inability to achieve sufficient organic revenue growth to offset fluctuations in customer demand.
The Company's fiscal year 2014 quantitative annual tests of goodwill (Step 1) related to the Medical, Complex Systems and DSS reporting units resulted in fair values in excess of the related carrying values of the assets and as such did not indicate that the related goodwill was impaired. The Company determined at that time that the fair value of the three reporting units substantially exceeded their carrying values, by 70%, 33% and over 1,100%, respectively. In fiscal 2015, the Company elected to perform the optional qualitative assessment of goodwill and concluded that it was more likely than not that the fair value of goodwill in its reporting units was in excess of its respective carrying amount and therefore, no further testing was required. In fiscal 2016, the Step 1 impairment testing of goodwill was performed and resulted in the carrying values of its MDS reporting unit in excess of its fair value indicating potential impairment. The decline in value in the MDS reporting unit was a result of the underperformance of the Company’s most recent acquisition (Hunter Technology Corporation), and the inability to achieve sufficient organic revenue growth to offset the loss of a large customer due to insourcing, as well as revenue declines due to fluctuations in customer demand across the MDS reporting unit. The Company performed the Step 2 analysis of goodwill impairment for this reporting unit and based on the valuation of the reporting unit as well as the fair value of the reporting unit's individual tangible and intangible assets, it was determined that goodwill within this reporting unit was fully impaired. As such, the Company recorded an impairment of goodwill charge of $64,174. Prior to the fourth quarter of fiscal 2016, no triggering events or other facts and circumstances were identified that indicated that it was more likely than not that the fair value of the MDS segment was less than its carrying value. The impairment recognized in the fourth quarter of fiscal 2016 was a result of the continued underperformance of the acquired Hunter Technology Corporation operations and the inability of the Company to achieve sufficient organic revenue growth to offset fluctuations in customer demands. The fair value of the Company’s ECP reporting unit was in excess of its carrying value and, as such, indicated no impairment of goodwill.
Other Intangible Assets — The Company’s intangible assets other than goodwill represent the values assigned to acquired customer relationships, acquired non-compete agreements, acquired trademarks/trade names and acquired unpatented technology. At July 3, 2016, customer relationships and non-compete agreements totaling $27,650 and $1,998, respectively, are included in the MDS segment, while customer relationships, non-compete agreements, trademarks/trade names and unpatented technology totaling $4,975, $195, $1,382 and $733, respectively, are included in the ECP segment. The impairment test for these intangible assets is conducted when impairment indicators are present. The Company continually evaluates whether events or circumstances have occurred that would indicate the remaining estimated useful lives of its intangible assets warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge would be recognized for the amount that the carrying amount of the asset exceeds the fair value of the asset. The Company’s fair value estimates related to its intangible assets impairment analyses are based on Level 3 inputs within the fair value hierarchy as described below in this note under “Fair value measurements.” The Company had a third-party valuation of the recoverability of intangible assets performed in the fourth quarter of fiscal 2016 and it was determined that the assets were fully recoverable and no write-down of such assets was necessary.
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
Impairment of long-lived assets — The Company reviews other long-lived assets that are not held for sale (including intangibles other than goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is determined by comparing the carrying value of the assets to their estimated future undiscounted cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell and are reviewed at least quarterly.

Stock-based compensation — The Company measures the cost of employee and director services received in exchange for an award of equity-based securities using the fair value of the award on the date of the grant. The Company recognizes that cost on a straight-line basis over the period that the award recipient is required to provide service to the Company in exchange for the award and, for certain awards, subject to the probability that related performance targets will be met. See Note 12, Stock-Based Compensation, of the "Notes to Consolidated Financial Statements" in this Form 10-K for a further discussion of stock-based compensation.
(Loss) earnings per share — Basic (loss) earnings per share is based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings or loss per share include the dilutive effect of additional potential common shares issuable under our stock-based compensation plans and are determined using the treasury stock method. Unvested restricted stock awards, which contain non-forfeitable rights to dividends whether paid or unpaid, are included in the number of shares outstanding for both basic and diluted earnings or loss per share calculations. Unvested contingently issuable participating restricted shares are excluded from basic (loss) earnings per share. In the event of a net loss, unvested restricted stock awards are excluded from the calculation of both basic and diluted loss per share. See Note 13, (Loss) Earnings Per Share Data, of the "Notes to Consolidated Financial Statements" in this Form 10-K for a further discussion.
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
ERAPSCO Agreement — Sparton is a 50/50 joint venture (“JV”) partner with UnderSea Sensor Systems, Inc. (“USSI”), the only other major producer of U.S. derivative sonobuoys. USSI’s parent company is Ultra Electronics Holdings PLC, based in the United Kingdom. The JV operates under the name ERAPSCO and allows Sparton and USSI to combine their own unique and complementary backgrounds to jointly develop and produce U.S. derivative sonobuoy designs for the U.S. Navy as well as foreign governments that meet Department of State licensing requirements. ERAPSCO maintains the DBA Sonobuoy TechSystems through which it conducts business directly with foreign governments. In concept, and in practice, ERAPSCO serves as a pass-through entity maintaining no funds or assets. While the JV provides the opportunity to maximize efficiencies in the design and development of the related sonobuoys, both of the joint venture partners function independently as subcontractors; therefore, there is no separate entity to be accounted for or consolidated. The Board of Directors of ERAPSCO has the responsibility for the overall management and operation of the JV. The six member board consists of equal representation (full time employees) from both JV partners for three year terms. Personnel necessary for the operation of ERAPSCO, specifically a president, vice president, general manager, contract administrator and financial manager, are similarly assigned by the JV partners for rotating three year terms and the costs of these assigned individuals are borne by the party assigning the personnel. In response to a customer request for proposal (“RFP”) that ERAPSCO will bid on, the Board of Directors of ERAPSCO approves both the composition of a response to the RFP and the composite bid to be submitted to the customer. The Board of Directors strives to divide the aggregate contract awards at a 50/50 share ratio. Each JV partner bears the costs it incurs associated with the preparation and submission of proposals. Each JV partner submits to ERAPSCO a proposal for the estimated price of performing that portion of the RFP applicable to it. Upon award of a contract to the JV, separate subcontracts are generated between ERAPSCO and each of the JV partners defining the responsibilities and compensation. These subcontracts contain terms and conditions consistent with the prime contract. Each JV partner is responsible to ERAPSCO for the successful execution of its respective scope of work under its subcontract and each JV partner is individually accountable for the profit or losses sustained in the execution of the subcontract against its respective bid. In some instances, either Sparton or USSI handles the complete production and delivery of sonobuoys to ERAPSCO's customer. In other instances, either Sparton or USSI starts the production and ship completed subassemblies to the other party for additional processing before being delivered to the customers. Under ERAPSCO, individual contract risk exposures are reduced, while the likelihood of achieving U.S. Navy and other ASW objectives is enhanced. ERAPSCO has been in existence since 1987 and historically, the agreed upon products included under the JV were generally developmental sonobuoys. In 2007, the JV expanded to include all future sonobuoy development and substantially all U.S. derivative sonobuoy products for customers outside of the United States. The JV was further expanded three years later to include all sonobuoy products for the U.S. Navy beginning with U.S. Navy's 2010 fiscal year contracts.
Revenue recognition — The Company’s net sales are comprised primarily of product sales, with supplementary revenues earned from engineering and design services. Standard contract terms are FOB shipping point. Revenue from product sales is generally recognized upon shipment of the goods; service revenue is recognized as the service is performed or under the percentage of completion method, depending on the nature of the arrangement. Long-term contracts related to ECP sonobuoy sales to the U.S. Navy and foreign government customers that require lot acceptance testing recognize revenue under the units-of-production percentage of completion method. The Company additionally has certain other long-term contracts that are accounted for under the units shipped percentage-of-completion method. Certain upfront engineering costs in relation to certain of these long-term contracts are capitalized and recognized over the life of the contract. At July 3, 2016 and June 30, 2015, current liabilities include payments in excess of costs of $0 and $1,756, respectively, on government contracts. As noted above, sales related to these billings are recognized based upon units completed and are not recognized at the time of billings. A provision for the entire amount of a loss on a contract is charged to operations as soon as the loss is identified and the amount is reasonably determinable. Shipping and handling costs are included in cost of goods sold.
Advertising Costs — The Company expenses advertising costs as they are incurred. Advertising expense was $106, $160 and $191 for fiscal years 2016, 2015 and 2014, respectively.
Research and development expenditures — Internal research and development expenses reflect costs incurred for the internal development of technologies for use in undersea warfare, navigation, hand held targeting applications as wells as rugged computer and display devices. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment. The Company incurred $2,344, $1,502 and $1,169 of internally funded research and development expenses during fiscal years 2016, 2015 and 2014, respectively. Customer funded research and development costs, which are usually part of a larger production agreement, totaled $16,736, $9,944 and $9,708 for the fiscal years 2016, 2015 and 2014, respectively.
Fair value measurements — Fair value estimates and assumptions and methods used to estimate the fair value of the Company’s assets and liabilities are made in accordance with the requirements of the Financial Accounting Standards Board (the “FASB”), Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”).
ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: Level 1 are observable inputs such as quoted prices in active markets; Level 2 are inputs other than the quoted prices in active markets that are observable either directly or indirectly; and Level 3 are unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data when available and to minimize the use of unobservable inputs when determining fair value. As of July 3, 2016, the Company had no assets or liabilities which it measures and carries on its balance sheet at fair value on a recurring basis.
The fair value of the Company's Credit Facility (as defined below) debt at July 3, 2016 approximated its carrying value of $97,206, as the rates on these borrowings are variable in nature. In the event of an acquisition, the Company estimates the fair value of the assets acquired and liabilities assumed at acquisition date. See Note 3, Acquisitions, of the "Notes to Consolidated Financial Statements" in this form 10-K for a further discussion of these estimated fair values. The fair value of accounts receivable and accounts payable approximated their carrying values at both July 3, 2016 and June 30, 2015.

The Company held marketable equity securities of $0 and $847 at the end of fiscal years 2016 and 2015, respectively. At the end of fiscal year 2015, the securities were classified as available-for-sale and recorded in other non-current assets on the Consolidated Balance Sheets. These securities were carried at estimated fair value with unrealized gains and losses reflected in Accumulated Other Comprehensive Income and were classified as Level 1 in the fair value hierarchy. The assessment for impairment of marketable equity securities as available-for-sale is based on established financial methodologies, including quoted market prices for publicly traded securities. If the Company had determined that a loss in the value of the investment was other than temporary, any such losses would have been recorded in other expense (income), net.
The table below presents a reconciliation for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for fiscal years 2016 and 2015.

	June 30, 2014	Purchase or additions	June 30, 2015	Write-down	July 3, 2016
Liabilities:
Contingent consideration	$—	$1,530	$1,530	$(1,530)	$—
Market risk exposure — The Company manufactures its products in the United States, Canada and Vietnam. Sales of the Company’s products are in the U.S. and foreign markets. The Company is subject to foreign currency exchange rate risk relating to intercompany activity and balances and to receipts from customers and payments to suppliers in foreign currencies. Adjustments related to the remeasurement of the Company's Canadian and Vietnamese financial statements into U.S. dollars are included in current earnings. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in the domestic and foreign markets in which the Company operates. However, minimal third party receivables and payables are denominated in foreign currency and the related market risk exposure is considered to be immaterial.
The Company's revolving credit line, when drawn upon, is subject to future interest rate fluctuations which could potentially have a negative impact on cash flows of the Company. The Company had $97,206 outstanding under its credit facility at July 3, 2016. A prospective increase of 100 basis points in the interest rate applicable to the Company's outstanding borrowings under its Credit Facility would result in an increase of $972 in its annual interest expense. The Company is not party to any currency exchange or interest rate protection agreements as of July 3, 2016. See Note 8, Debt, of the "Notes to Consolidated Financial Statements" in this form 10-K for a further description on Sparton’s debt.
New accounting standards — In May 2014, the FASB issued Accounting Standards Update No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers, which amends guidance for revenue recognition. Under the new standard, revenue will be recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. The standard creates a five-step model that will generally require companies to use more judgment and make more estimates than under current guidance when considering the terms of contracts along with all relevant facts and circumstances. These include the identification of customer contracts and separating performance obligations, the determination of transaction price that potentially includes an estimate of variable consideration, allocating the transaction price to each separate performance obligation, and recognizing revenue in line with the pattern of transfer. In August 2015, the FASB issued an amendment to defer the effective date for all entities by one year. The new standard will become effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016. Companies have the option of using either a full or modified retrospective approach in applying this standard. During fiscal 2016, the FASB issued three additional updates which further clarify the guidance provided in ASU 2014-09. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03 ("ASU 2015-03"), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 changes the presentation of debt issuance costs for term debt in the balance sheet by requiring the debt issuance costs to be presented as a direct deduction from the related debt liability, rather than recorded as an asset. In August 2015, the FASB issued clarification to the guidance in ASU 2015-03 regarding presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The new standard provides clarification regarding costs to secure revolving lines of credit and indicates that the SEC staff would not object to an entity deferring and presenting costs associated with line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The provisions of this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, although early adoption is permitted. When adopted, this guidance must be applied on a retrospective basis. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.
In April 2015, the FASB issued Accounting Standards Update No. 2015-04 (“ASU 2015-04”), Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. ASU 2015-04 provides a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end when an entity’s fiscal year-end does not coincide with a month-end. ASU 2015-04 will be effective for fiscal years and interim periods beginning after December 15, 2015. ASU 2015-04 is required to be applied prospectively and early adoption is permitted. The Company adopted this guidance in fiscal year 2016. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

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
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current in the balance sheet. As a result, each jurisdiction will now only have one net non-current deferred tax asset or liability. However, the new guidance does not change the existing requirement that only permits offsetting within a jurisdiction. Companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The amendments in this accounting standard are effective for public companies for interim and annual reporting periods beginning after December 15, 2016, with early application permitted. The Company has applied the change in accounting as of July 3, 2016. As such, the amounts previously reported as current deferred tax assets and non-current deferred tax liabilities were decreased by $4,714 and $0, respectively, and amounts previously reported as non-current deferred tax assets were increased by $4,714 in the Consolidated Balance Sheet as of June 30, 2015. The change in accounting principle did not have an impact on the Company’s results of operations, cash flows or stockholders’ equity.
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
In June 2016, the FASB issued Accounting Standards Update No. 2016-13 ("ASU 2016-13"), Financial Instruments—Credit Losses (Topic 326). ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.
In August 2016, the FASB issued Accounting Standards Update No. 2016-15 ("ASU 2016-15"), Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

(3) Acquisitions
Fiscal Year 2015
The following table represents the allocation of the total consideration to assets acquired and liabilities assumed in the 2015 acquisitions based on Sparton’s estimate of their respective fair values at the acquisition date:

	Hunter	Stealth	KEP Marine	RTEmd	Argotec	IED	eMT
Total purchase consideration:
Cash	$55,194	$12,558	$4,300	$2,332	$350	$3,000	$20,000
Common stock	673	—	—	—	—	—	—
Section 338 gross-up payable	572	—	—	—	—	—	—
Working capital adjustment	—	—	(147)	103	75	292	1,600
Income tax adjustment	—	—	—	—	—	(271)	469
Total purchase consideration	$56,439	$12,558	$4,153	$2,435	$425	$3,021	$22,069
Assets acquired and liabilities assumed:
Cash	$687	$—	$—	$206	$—	$—	$1,505
Accounts receivable	10,455	360	—	273	—	—	4,444
Inventories	15,683	562	1,203	134	55	450	4,090
Other current assets	419	—	—	6	—	—	26
Property, plant and equipment	3,195	—	—	7	118	—	584
Customer relationships	15,400	3,375	1,200	800	—	—	5,950
Non-compete agreements	420	94	—	—	—	700	2,730
Tradenames and trademarks	—	1,256	180	—	20	180	80
Unpatented technology	—	690	—	—	—	—	—
Goodwill	29,277	6,718	1,570	1,930	232	1,962	6,959
Deferred income taxes - non-current	—	—	—	(279)	—	(271)	—
Other long-term assets	263	—	—	4	—	—	30
Accounts payable	(15,756)	(425)	—	(14)	—	—	(3,636)
Other current liabilities	(3,604)	(72)	—	(632)	—	—	(693)
Total assets acquired and liabilities assumed	$56,439	$12,558	$4,153	$2,435	$425	$3,021	$22,069
Hunter Technology Corporation — On April 14, 2015, the Company acquired Hunter Technology Corporation ("Hunter"), with operations located in Milpitas, CA and Lawrenceville, GA, for $55,000. Hunter, which is part of the Company's MDS segment, provides electronic contract manufacturing in military and aerospace applications. Hunter provides engineering design, new product introduction and full-rate production manufacturing solutions working with major defense and aerospace companies, test and measurement suppliers, secure networking solution providers, medical device manufacturers and a wide variety of industrial customers.
Included in the Company’s Consolidated Statements of Income for fiscal year 2015 are net sales of $14,288 and net loss before income taxes $656, since the April 14, 2015 acquisition of Hunter.
Stealth.com — On March 16, 2015, the Company acquired substantially all of the assets of Stealth.com ("Stealth"), located in Woodbridge, ON, Canada, for $16,000 CAD ($12,558 USD). The acquired business, which is part of the Company's ECP segment, is a supplier of high performance rugged industrial grade computer systems and peripherals that include Mini PC/Small Form Factor Computers, Rackmount Server PCs, Rugged Industrial LCD Monitors, Rugged Portable PCs, Industrial Grade Keyboards and Rugged Trackballs and Mice.
Included in the Company’s Consolidated Statements of Income for fiscal year 2015 are net sales of $2,541 and income before income taxes of $384, since the March 16, 2015 acquisition of Stealth.

KEP Marine — On January 21, 2015, the Company acquired certain assets of KEP Marine, a division of Kessler-Ellis Products, located in Eatontown, NJ, for $4,300. The acquired business, which is part of the Company's ECP segment, designs and manufactures industrial displays, industrial computers and HMI software for the Marine market. These product lines have been consolidated into the Aydin Displays facility, located in Birdsboro, PA.
Real-Time Enterprises, Inc. — On January 20, 2015, the Company acquired Real-Time Enterprises, Inc. ("RTEmd"), located in Pittsford, NY, for $2,332. RTEmd will continue to service its current and future customers out of its Pittsford, NY location. The acquired business, which is part of the Company's MDS segment, is a developer of embedded software to operate medical devices and diagnostic equipment through a disciplined approach to product development and quality/regulatory services with specific product experience such as patient monitoring, medical imaging, in-vitro diagnostics, electro-medical systems, surgical applications, ophthalmology, nephrology, infusion pumps and medical imaging.
Included in the Company’s Consolidated Statements of Income for fiscal year 2015 are net sales of $1,173 and loss before income taxes of $182, since the July 9, 2014 acquisition of eMT.
Argotec, Inc. — On December 8, 2014, the Company acquired certain assets of Argotec, Inc. ("Argotec"), located in Longwood, FL, for $350. The acquired business, which is part of the Company's ECP segment, is engaged in developing and manufacturing sonar transducer products and components for the U.S. Navy and also provides aftermarket servicing. These products have been consolidated into the Company's DeLeon Springs, FL location.
Industrial Electronic Devices, Inc. — On December 3, 2014, the Company acquired certain assets of Industrial Electronic Devices, Inc. ("IED"), located in Flemington, NJ, for $3,292. The acquired business, which is part of the Company's ECP segment, designs and manufactures a full line of rugged displays for the Industrial and Marine markets. IED's catalog spans over 600 standard, semi-custom and custom configurations, incorporating some of the most advanced flat panel displays and touch screen technology available. These product lines have been consolidated into the Aydin Displays facility, located in Birdsboro, PA.
Electronic Manufacturing Technology, LLC. — On July 9, 2014, the Company acquired Electronic Manufacturing Technology, LLC. (“eMT”), located in Irvine, CA, for $22,069, which included $1,505 of acquired cash. The acquired business, which is part of the Company's MDS segment, is engaged in the contract services business of manufacturing electromechanical controls and electronic assemblies. Their customer profile includes international Fortune 1000 manufacturers of highly reliable industrial excimer laser products, laser eye surgery sub-assemblies, target simulators for space and aviation systems, power modules for computerized tomography products, test systems for commercial aerospace OEMs and toll road antennas and control boxes.
Included in the Company’s Consolidated Statements of Income for fiscal year 2015 are net sales of $23,503 and income before income taxes of $2,452, since the July 9, 2014 acquisition of eMT.

Fiscal Year 2014
The following table represents the allocation of the total consideration to assets acquired and liabilities assumed in the 2014 acquisitions based on Sparton’s estimate of their respective fair values at the acquisition date:

	Aubrey	Beckwood	Aydin
Total purchase consideration:
Cash	$5,300	$15,300	$15,000
Cash consideration paid for excess cash	573	—	—
Working capital adjustment	(252)	46	502
Total purchase consideration	$5,621	$15,346	$15,502
Assets acquired and liabilities assumed:
Cash	$1,056	$—	$—
Accounts receivable	680	1,157	2,279
Inventories	184	2,075	6,601
Deferred income taxes	4	108	—
Other current assets	22	122	895
Property, plant and equipment	221	83	582
Customer relationships	—	10,000	1,500
Non-compete agreements	140	280	—
Tradenames and trademarks	—	—	180
Unpatented technology	—	—	650
Goodwill	4,510	6,731	2,181
Deferred income taxes - non-current	290	(3,761)	—
Other long-term assets	—	8	2,292
Accounts payable	(173)	(866)	(1,215)
Other current liabilities	(1,313)	(591)	(443)
Total assets acquired and liabilities assumed	$5,621	$15,346	$15,502
Aubrey Group, Inc. — On March 17, 2014, the Company acquired Aubrey Group, Inc. ("Aubrey”), located in Irvine, CA, for $5,048. The acquired business, a design and manufacturing company, which is part of the MDS segment, develops new products for OEMs in the Medical and Biotechnological markets. Inventors, entrepreneurs and industry leading OEMs utilize Aubrey's design and engineering teams to develop innovative solutions in a timely manner, delivering its clients' new products into the marketplace faster and more cost effectively.
Beckwood Services, Inc. — On December 11, 2013, the Company acquired Beckwood Services, Inc. ("Beckwood”), located in Plaistow, N.H., for $15,346. The acquired business, which is part of the Company's MDS segment, develops electronic or electro-mechanical controls and electronic assemblies. Their customer profile includes international Fortune 1000 manufacturers of industrial control systems, analytical instruments, measuring and detecting equipment and military, defense and Homeland Security equipment.
Aydin Displays, Inc. — On August 30, 2013, the Company acquired certain assets and liabilities of Aydin Displays, Inc. ("Aydin Displays" or “Aydin”), located in Birdsboro, PA, for $15,502. The acquired business, which is part of the Company's ECP segment, develops enhanced flat panel display and touch-screen solutions with application-critical performance criteria including ruggedization, high resolution, color accuracy, response/refresh times, sunlight readability and other criteria such as magnetic interference and emanations security for the Military & Aerospace and Civil Marine markets. These products are currently specified in the U.S. Navy P8A Poseidon ASW aircraft behind-the-cockpit control center, the command and control centers of many U.S. Navy ships, Federal Aviation Administration air traffic control systems and cockpit command centers for various civil marine applications. The acquired business will continue to operate as Aydin Displays.
The following table summarizes, on a pro forma basis, the combined results of operations of the Company and the acquired businesses of Hunter, Stealth, KEP, RTEmd, Argotec, IED and eMT, as though the acquisitions had occurred as of July 1, 2013 and Aubrey, Beckwood and Aydin as though the acquisitions had occurred as of July 1, 2012. The pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the acquisitions occurred as of July 1, 2013 and 2012, respectively, or of future consolidated operating results (unaudited):

	For fiscal years
	2015	2014
Net sales	$461,734	$465,229
Income before income taxes	19,345	33,654
Net income	15,219	27,296
Net income per share — basic	1.54	2.70
Net income per share — diluted	1.54	2.69
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
During fiscal 2016, the Company elected to adopt Accounting Standards Update No. 2015-16, Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustment. As a result, during fiscal year 2016, the Company recorded adjustments to the opening balance sheets of Hunter and RTEmd as follows:

Changes to goodwill:
Inventory	$5,052
Accounts receivable	386
Property, plant and equipment	(974)
Intangible assets - customer relationships	(700)
Other assets and liabilities, net	(352)
Non-cash adjustments	3,412
Adjustment to purchase consideration	(750)
Total	$2,662
For fiscal year 2016, the Company recorded depreciation expense of $362 in cost of goods sold and amortization of intangible assets of $26 that would have otherwise been recorded in prior periods.
Certain of the acquisitions included escrow accounts based on final working capital adjustments and other performance criteria. During fiscal year 2016, the Company received $750 in adjustments to the purchase price under the terms of an acquisition agreement, as reflected in the table above.
During fiscal year 2016, the Company recorded an adjustment to Goodwill of $428 which reduced certain tax liabilities related to the Company’s purchase of Hunter.
(4) Inventories and Cost of Contracts in Progress, net
The following are the major classifications of inventory, net of interim billings:

	July 3, 2016	June 30, 2015
Raw materials	$40,914	$60,668
Work in process	23,626	19,047
Finished goods	22,294	7,244
Total inventory and cost of contracts in progress, gross	86,834	86,959
Inventory to which the U.S. government has title due to interim billings	(8,963)	(7,456)
Total inventory and cost of contracts in progress, net	$77,871	$79,503
(5) Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	July 3, 2016	June 30, 2015
Land and land improvements	$1,429	$1,429
Buildings and building improvements	27,660	27,482
Machinery and equipment	43,134	36,923
Construction in progress	1,372	2,278
Total property, plant and equipment	73,595	68,112
Less accumulated depreciation	(40,275)	(35,504)
Property, plant and equipment, net	$33,320	$32,608
(6) Other Non-current Assets
Other non-current assets consist of the following:

	July 3, 2016	June 30, 2015
Deferred engineering and design costs - non-current	$2,263	$2,089
Environmental remediation - indemnification asset	1,606	1,832
Favorable lease, net	256	374
Deferred financing fees, net	1,563	1,169
Investment in securities available for sale	—	847
Other	1,004	840
Total other non-current assets	$6,692	$7,151
Engineering and design costs on long-term contracts not otherwise immediately reimbursed are deferred and recognized ratably over related revenue streams. For fiscal years 2016 and 2015, respectively, deferred engineering and design costs totaled $3,263 and $3,238 of which $1,000 and $1,149 were reflected in prepaid expenses and other current assets.
See Note 11, Commitments and Contingencies, of the "Notes to Consolidated Financial Statements" in this Form 10-K for a discussion of the Company's environmental remediation - indemnification asset.
The Company acquired a favorable leasehold in relation to its acquisition of Aydin Displays. The favorable leasehold is being amortized on a straight-line basis over the five year life of the lease and related amortization is reflected primarily within cost of goods sold on the consolidated statement of operations.
Costs incurred in connection with the Company’s current Credit Facility of $2,047 were deferred and amortized to interest expense over the five year term of the facility on a straight-line basis. Amortization of $298, $631 and $119 for these loan costs, as well as the previous revolving-credit facility's loan costs, were recognized and reported as interest expense for fiscal years 2016, 2015 and 2014, respectively.
The investment in securities available for sale was sold during fiscal year 2016 at a loss of $129.

(7) Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill and ending composition of goodwill are as follows:

	July 3, 2016
	Manufacturing & Design Services	Engineered Components & Products	Total
Goodwill, beginning of period	$61,512	$12,663	$74,175
Additions to goodwill	2,662	—	2,662
Impairment of goodwill	(64,174)	—	(64,174)
Goodwill, end of period	$—	$12,663	$12,663

	June 30, 2015
	Manufacturing & Design Services	Engineered Components & Products	Total
Goodwill, beginning of period	$26,008	$2,181	$28,189
Additions to goodwill	35,504	10,482	45,986
Goodwill, end of period	$61,512	$12,663	$74,175

	July 3, 2016
	Manufacturing & Design Services	Engineered Components & Products	Total
Acquired goodwill	$77,327	$12,663	$89,990
Accumulated impairment	(77,327)	—	(77,327)
Goodwill	$—	$12,663	$12,663

	June 30, 2015
	Manufacturing & Design Services	Engineered Components & Products	Total
Acquired goodwill	$74,665	$12,663	$87,328
Accumulated impairment	(13,153)	—	(13,153)
Goodwill	$61,512	$12,663	$74,175

The amortization periods, gross carrying amounts, accumulated amortization, accumulated impairments and net carrying values of intangible assets are as follows:

	July 3, 2016
	Original Amortization Period in Months			Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Net Carrying Value
Amortized intangible assets:
Non-compete agreements	24	-	60	$4,229	$(2,036)	$—	$2,193
Customer relationships	84	-	180	57,295	(21,007)	(3,663)	32,625
Trademarks/tradenames	12	-	120	1,696	(314)	—	1,382
Unpatented technology			84	1,341	(608)	—	733
				$64,561	$(23,965)	$(3,663)	$36,933

	June 30, 2015
	Original Amortization Period in Months			Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Net Carrying Value
Amortized intangible assets:
Non-compete agreements	24	-	60	$4,229	$(1,100)	$—	$3,129
Customer relationships	84	-	180	56,595	(12,806)	(3,663)	40,126
Trademarks/tradenames	12	-	120	1,696	(145)	—	1,551
Unpatented technology			84	1,341	(322)	—	1,019
				$63,861	$(14,373)	$(3,663)	$45,825
The Company did not incur any significant costs to renew or alter the terms of its intangible assets during fiscal year 2016. Amortization expense for fiscal years 2016, 2015 and 2014 were $9,592, $6,591 and $3,422, respectively. Aggregate amortization expense relative to existing intangible assets for the periods shown is currently estimated to be as follows:

For fiscal years
2017	$8,496
2018	7,334
2019	6,302
2020	4,774
2021	3,729
2022 and thereafter	6,298
Total	$36,933
(8) Debt
The Company had $97,206 and $154,500 borrowed against its Credit Facility at July 3, 2016 and June 30, 2015, respectively, which is classified as long-term on the Company's Consolidated Balance Sheets.
On September 11, 2014, the Company replaced its previous credit facility with a new $200,000 revolving line-of-credit facility with a group of banks (the “Credit Facility”) to fund future acquisitions and to support the Company’s working capital needs and other general corporate purposes. The Company expensed the remaining $413 of deferred financing costs relating to the previous credit facility in the first quarter of fiscal year 2015. On April 13, 2015, the Company amended the Credit Facility to increase the size of the revolving line-of-credit facility by $75,000 to $275,000, reload uncommitted loans under the agreement and to make other sublimit and definitional changes. The Company has the right to request an increase of the facility in an amount of up to $100,000. The facility is secured by substantially all assets of the Company and its subsidiaries and expires on September 11, 2019.
On June 27, 2016, the Company entered into Amendment No. 3 (“Amendment 3”) to the Credit Facility. As a result of Amendment 3, the Company reduced the revolving credit facility from $275,000 to $175,000, reduced the optional increase in the Credit Facility from $100,000 to $50,000, increased the permitted total funded debt to EBITDA ratio through the fiscal quarter ending September 2017, and provided for certain restrictions on business acquisitions, dividends and stock repurchases. Payments of $692 related to Amendment 3 were recorded as deferred financing costs in other long-term assets.

Outstanding borrowings under the Credit Facility will bear interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six month periods, plus 1.00% to 3.00%, or at the bank’s base rate, as defined, plus 0.00% to 2.00%, based upon the Company’s Total Funded Debt/EBITDA Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the Credit Facility ranging from 0.20% to 0.50%, based on the Company’s Total Funded Debt/EBITDA Ratio, as defined. The Credit Facility includes representations, covenants and events of default that are customary for financing transactions of this nature. The effective interest rate on outstanding borrowings under the Credit Facility was 3.50% at July 3, 2016.

As a condition of the Credit Facility, the Company is subject to certain customary covenants, with which it was in compliance at July 3, 2016.
As of July 3, 2016, the Company had $76,939 available under its $175,000 credit facility, reflecting borrowings of $97,206 and certain letters of credit outstanding of $855. Additionally, the Company had available cash and cash equivalents of $132.
The Company entered into capital leases in the third quarter of fiscal year 2016 with a total value of $656. The outstanding balance at the end of fiscal year 2016 totaled $549.
(9) Income Taxes
(Loss) income before income taxes by country consists of the following amounts:

	For fiscal years
	2016	2015	2014
United States	$(56,184)	$14,533	$18,915
Vietnam	364	38	691
Canada	321	384	(4)
	$(55,499)	$14,955	$19,602
Income taxes consists of the following components:

	For fiscal years
	2016	2015	2014
Current:
United States	$544	$4,317	$6,913
Vietnam	130	6	134
Canada	—	15	—
State and local	672	501	544
	1,346	4,839	7,591
Deferred:
United States	(16,133)	465	(852)
Vietnam	(8)	—	7
Canada	141	(1,055)	—
State and local	(2,562)	(283)	(131)
	(18,562)	(873)	(976)
	$(17,216)	$3,966	$6,615

The consolidated effective income tax rate differs from the statutory U.S. federal tax rate for the following reasons and by the following percentages:

	For fiscal years
	2016	2015	2014
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Significant increases (reductions) resulting from:
Changes in valuation allowance	—	(7.5)	—
Domestic production activities deduction	0.3	(2.7)	(2.7)
Goodwill impairment	(8.3)	—	—
Foreign tax rate differences	0.2	(0.2)	(0.7)
State and local income taxes, net of federal benefit	2.7	2.7	2.3
Research and development tax credit	1.4	—	—
Audits	(0.3)	—	—
Other	—	(0.8)	(0.2)
Effective income tax rate	31.0%	26.5%	33.7%
Significant components of deferred income tax assets and liabilities are as follows:

	July 3, 2016	June 30, 2015
Deferred tax assets:
Goodwill	$17,258	$(5)
Environmental remediation	1,953	2,254
Inventories	4,553	3,298
Employment and compensation accruals	1,595	1,341
Capital loss carryover	263	263
State tax carryovers	213	373
Canadian tax carryovers	933	1,164
Pension asset	450	148
Intangible assets	2,042	—
Other	1,866	2,463
Deferred tax assets	31,126	11,299
Less valuation allowance	(263)	(393)
Deferred tax assets, net	30,863	10,906
Deferred tax liabilities:
Property, plant and equipment	(2,935)	(1,430)
Intangible assets	—	(237)
Other	(2,144)	(2,326)
Deferred tax liabilities	(5,079)	(3,993)
Net deferred tax assets	$25,784	$6,913
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
The Company has deferred tax assets of $213 and $933 related to state net operating losses and Canadian net operating losses which will expire beginning in 2029 and 2019 respectively. For financial reporting purposes, valuation allowances related to capital loss carryovers and state income tax carryovers were $263 and $393 as of July 3, 2016 and June 30, 2015, with expiration beginning in 2017 and 2029, respectively.
Included in the balance of unrecognized tax benefits as of July 3, 2016 are $71 of tax benefits that, if recognized, would affect the effective tax rate. There are no unrecognized tax benefits as of June 30, 2015 that, if recognized, would result in an adjustment to other tax accounts, primarily deferred taxes.
The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued penalties and interest of $0 during fiscal year 2016.
The Company's income tax returns are subject to audit by federal, state and local governments. These returns could be subject to material adjustments or differing interpretations of the tax laws. Fiscal years 2012 through 2016 remain open to examination by various tax authorities. The Company is currently undergoing an examination by the Internal Revenue Service, with any proposed adjustments not being anticipated to be material at this time. The Company is being audited by the Florida Department of Revenue and has accrued $270.
A portion of our operating income is earned outside of the United States. Earnings in Vietnam are deemed to be indefinitely reinvested in foreign jurisdictions while earnings in Canada are not deemed to be indefinitely reinvested. We currently do not intend or foresee a need to repatriate these funds from jurisdictions for which we assert indefinite reinvestment. We expect existing domestic cash and short-term investments and cash flows of operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as dividends, debt repayment, capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.
(10) Employee Retirement Benefit Plans
Defined Benefit Pension Plan
As of July 3, 2016, 316 employees and retirees of the Company were covered by a defined benefit pension plan. Effective April 1, 2009, participation and the accrual of benefits in this pension plan were frozen, at which time all participants became fully vested and all remaining prior service costs were recognized. The components of net periodic pension expense were as follows:

	For fiscal years
	2016	2015	2014
Interest cost	336	326	355
Expected return on plan assets	(524)	(560)	(524)
Amortization of unrecognized net actuarial loss	153	81	128
Net periodic income cost	(35)	(153)	(41)
Pro rata recognition of lump-sum settlements	333	—	85
Total periodic pension expense (income)	$298	$(153)	$44
Lump sum settlements in 2016 and 2014 were higher than certain statutory thresholds, thereby requiring portions of those settlements to be recognized in expense for those years.
The weighted average assumptions used to determine benefit obligations and net periodic benefit cost were as follows:

	Benefit Obligation			Benefit Cost
	2016	2015	2014	2016	2015	2014
Discount rate	3.70%	4.45%	4.35%	4.45%	4.35%	4.75%
Rate of compensation increase	N/A	N/A	N/A	—	—	—
Expected long-term rate on plan assets	N/A	N/A	N/A	7.50%	7.50%	7.50%
The Company determines its assumption for the discount rate using market information as of the measurement date such as the Citigroup Pension Liability Index and Composite Corporate Bond Rates. The rate of compensation increase for calculation of the benefit obligation does not apply due to the freezing of the plan as of April 1, 2009. The expected long-term rate of return for plan assets is based on the Company’s expectation of future experience for trust asset returns and future market conditions, reflecting the plan trust’s current and expected future asset allocation.
At July 3, 2016 and June 30, 2015, as a result of the fiscal year 2009 plan curtailment, the accumulated benefit obligation is equal to the projected benefit obligation. The following tables summarize the changes in benefit obligations, plan assets and funded status of the plan:

	July 3, 2016	June 30, 2015
Change in prepaid benefit cost:
Prepaid benefit cost at beginning of fiscal year	$1,711	$1,643
Net periodic benefit (cost) income for fiscal year	(298)	68
Employer contributions to plan	—	—
Prepaid benefit cost at end of fiscal year	$1,413	$1,711
Change in projected benefit obligation:
Projected benefit obligation at beginning of fiscal year	$8,350	$8,107
Interest cost	336	326
Actuarial experience and changes in assumptions	554	549
Benefits paid	(360)	(632)
Settlements	(977)	—
Projected benefit obligation at end of fiscal year	$7,903	$8,350
Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$7,926	$8,151
Actual return on plan assets	38	407
Benefits paid	(360)	(632)
Settlements	(977)	$—
Fair value of plan assets at end of fiscal year	$6,627	$7,926
Amounts recognized in the Consolidated Balance Sheets:
Pension liability — non-current portion	(1,276)	(424)
Funded status — total balance sheet liability	$(1,276)	$(424)
Plan participants receive retiree benefits from the plan through regular annuity payments (benefits paid) or through one-time, lump-sum distributions (settlements).
The Company’s policy is to fund the plan based upon legal requirements and tax regulations. For fiscal year 2016 and 2015, no cash contributions were required or made to the plan. Based upon current actuarial calculations and assumptions, no cash contributions are anticipated for fiscal year 2017. Anticipated contributions, if any, are reflected as a current portion of the pension liability. During the fiscal year 2014, $59 was contributed to the pension plan.
Pension related amounts recognized in other comprehensive income (loss), excluding tax effects were as follows:

	For fiscal years
	2016	2015	2014
Amortization of unrecognized net actuarial loss	$153	$81	$128
Pro rata recognition of lump-sum settlements	333	—	85
Net actuarial (loss) gain	(1,040)	(702)	234
Total recognized in other comprehensive income (loss)	$(554)	$(621)	$447

The amounts in accumulated other comprehensive loss on the consolidated balance sheets, excluding tax effects, that have not yet been recognized as components of net periodic benefit cost were as follows:

	July 3, 2016	June 30, 2015
Accumulated other comprehensive loss:
Net actuarial loss	$2,689	$2,134
Total	$2,689	$2,134
The estimated amount that will be amortized from accumulated other comprehensive loss, pre-tax, into net periodic pension cost in fiscal year 2017 is expected to total $208, consisting of amortization of unrecognized actuarial loss as well as lump sum settlement charges.
Expected benefit payments for the defined benefit pension plan for the next ten fiscal years are as follows:

For fiscal years
2017	$745
2018	664
2019	585
2020	587
2021	539
2022 – 2026	2,406
Total	$5,526
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
Below is a summary of pension plan asset allocations by asset category:

	Weighted average allocation for fiscal years
	Target	2016	2015
Equity securities	40%-70%	59%	60%
Fixed income (debt) securities	30%-60%	38%	37%
Cash and cash equivalents	0%-10%	3%	3%
		100%	100%

The fair value of all the defined benefit pension plan assets is based on quoted prices in active markets for identical assets which are considered Level 1 inputs within the fair value hierarchy described in Note 2, Summary of Significant Accounting Policies, of the "Notes to Consolidated Financial Statements" in this form 10-K. The total estimated fair value of plan assets by asset class were as follows:

	July 3, 2016	June 30, 2015
Asset Class:
Equity securities:
Directly held corporate stock — Large Cap	$2,408	$2,394
Registered investment companies — Large Cap	1,139	1,079
Registered investment companies — Mid-Cap Growth	—	287
Registered investment companies — Small-Cap	151	359
Registered investment companies — International	205	646
Fixed income (debt) securities:
Registered investment companies — Intermediate Bond	2,520	2,896
Cash and cash equivalents	204	265
Total assets measured at fair value	$6,627	$7,926

During the fourth quarter of fiscal year 2016, the Company adopted Accounting Standards Update No. 2015-04 (“ASU 2015-04”), Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. As a result, for pension reporting as of July 3, 2016, the Company was able to calculate the pension plan assets and obligations using information as of June 30, 2016 without the additional expense of adjusting the June 30, 2016 information for activity that occurred between June 30, 2016 and July 3, 2016.
Defined Contribution Plans
Substantially all of the Company’s U.S. employees are eligible to participate in the Company’s 401(k) defined contribution plan. The plan allows employees to contribute up to 100% of their eligible compensation up to a maximum amount allowed by law and provides that the Company may, at its discretion, make matching contributions, profit sharing contributions or qualified non-elective contributions. During each of the fiscal years 2016, 2015 and 2014, the Company matched 50% of participants’ contributions up to 6% of their eligible compensation.
Under the plan, at the election of the participant, both employee and employer contributions may be invested in any of the available investment options, which include Sparton common stock. As of July 3, 2016, approximately 103,000 shares of Sparton common stock were held in the 401(k) plan. Amounts expensed related to the Company’s matching contributions and administrative expenses for the plan were $1,475, $1,233 and $1,106 for fiscal years 2016, 2015 and 2014, respectively.
(11) Commitments and Contingencies
Operating Leases — The Company is obligated under operating lease agreements for certain manufacturing and administrative facilities and a portion of its production machinery and data processing equipment. Such leases, some of which are non-cancelable and in many cases include purchase or renewal options, expire at various dates and typically provide for monthly payments over a fixed term in equal amounts. Some of these leases provide for escalating minimum monthly base rental payments. Generally, the Company is responsible for maintenance, insurance and property taxes relating to these leased assets. At July 3, 2016, the future minimum annual lease payments under these agreements are as follows:

For fiscal years
2017	$2,529
2018	2,041
2019	1,485
2020	1,340
2021	744
Thereafter	1,638
Total	$9,777

Rent expense was $3,573, $2,480 and $1,520 for fiscal years 2016, 2015 and 2014, respectively. Included in rent expense for fiscal years 2016, 2015 and 2014 was $250, $493 and $315, respectively, of contingent rent expense primarily relating to the Company’s corporate headquarters in Schaumburg, Illinois and its Frederick, Colorado facility. During the third quarter of fiscal year 2016, the Company entered into sublease agreements totaling $1.0 million related to its Lawrenceville, GA manufacturing facility and its Irvine, CA design center, the largest of which extends through May of 2018.
Environmental Remediation — Environmental Remediation - Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Although the Company entered into a long-term lease of the Coors Road property that was accounted for as a sale of property during fiscal year 2010, it remains responsible for the remediation obligations related to its past operation of this facility. During the fourth quarter of each fiscal year, Sparton performs a review of its remediation plan, which includes remediation methods currently in use, desired outcomes, progress to date, anticipated progress and estimated costs to complete the remediation plan by fiscal year 2030, following the terms of a March 2000 Consent Decree. The Company’s minimum cost estimate is based upon existing technology and excludes certain legal costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treat containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements. The reviews performed in the fourth quarters of fiscal years 2016 and 2015 did not result in changes to the related liability. During the 2014 review, the Company found: additional concentrations of contaminants on-site that required clean-up actions previously not included within the remediation plan; progress to date on the removal of certain other on-site contaminants was taking place slower than previously anticipated; and that certain efficiencies regarding periodic reporting were not being realized as had been previously anticipated. The discovery of additional on-site contaminants, slower than expected removal rates of other on-site contaminants and continued high periodic reporting costs added significant additional costs to the remediation project that are expected to continue for a number of years. As a result, the remaining estimated minimum future undiscounted costs of this financial liability increased to $8,228 at June 30, 2014, thereby requiring a $4,238 non-cash charge against operations in the fourth quarter of fiscal year 2014. As of July 3, 2016 and June 30, 2015, Sparton has accrued $6,701 and $7,792, respectively, as its estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which $584 and $675, respectively, are classified as a current liability and included on the balance sheet in other accrued expenses.
In fiscal year 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8,400 incurred from the date of settlement, of which $6,548 has been expended as of July 3, 2016 toward the $8,400 threshold. It is expected that the DOE reimbursements will commence in the years after fiscal year 2019. At July 3, 2016 and June 30, 2015, the Company recognized $1,606 and $1,832 in long-term assets in relation to these expected reimbursements and is considered collectible. The DOE receivables of $1,606 at July 3, 2016 and $1,832 at June 30, 2015 are included in other non-current assets on the balance sheet. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At July 3, 2016, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded, could be up to $2,690 before income taxes over the next fourteen years, with this amount expected to be offset by related reimbursement from the DOE for a net amount of $1,009.
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
Litigation — On September 24, 2013, L-3 Communications Corporation, doing business as L-3 Linkabit ("L-3"), filed a complaint in the United States District Court for the Middle District of Florida, Orlando Division, against Sparton Corporation and Sparton Electronics. On August 24, 2015, Sparton and L-3 signed a mutual accord resolving the dispute. The agreement required Sparton to pay L-3 $2,500, which the Company paid as per the agreement on October 1, 2015, in consideration for dismissal of the litigation. Neither party admitted to any mistakes, damage or fault.

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
U.S. Government Audits — Federal government agencies, including the Defense Contract Audit Agency and the Defense Contract Management Agency, routinely audit and evaluate government contracts and government contractors’ administrative processes and systems. These agencies review the Company’s performance on contracts, pricing practices, cost structure, financial capability and compliance with applicable laws, regulations and standards. They also review the adequacy of the Company’s internal control systems and policies, including the Company’s purchasing, accounting, estimating, compensation and management information processes and systems. The Company works closely with these agencies to ensure compliance. The Company is not currently aware of any issues of noncompliance that would have a material impact on the Company’s financial position or results of operations.
(12) Stock-Based Compensation
The Company has a long-term incentive plan. The Sparton Corporation 2010 Long-Term Incentive Plan (the “2010 Plan”) was approved by the Company’s shareholders on October 28, 2009. Under the 2010 Plan, the Company may grant to employees, officers and directors of the Company or its subsidiaries incentive and non-qualified stock options, stock appreciation rights, restricted stock or restricted stock units, performance awards and other stock-based awards, including grants of shares. Restricted stock awards granted to date to employees under the 2010 Plan vest annually over four years, subject to achievement of certain financial performance metrics in addition to the service requirements. Unrestricted stock awards granted to date under the 2010 Plan represent annual stock grants to directors as a component of their overall compensation. The 2010 Plan has a term of ten years. The total number of shares that may be awarded under the 2010 Plan is 1,000,000 shares of common stock, of which amount, 546,395 shares remain available for awards as of July 3, 2016.
The following table shows stock-based compensation expense (credit) by type of share-based award included in the consolidated statements of operations:

	For fiscal years
	2016	2015	2014
Fair value expense of stock option awards	$286	$352	$—
Restricted stock units	273	518	—
Restricted stock	(270)	1,015	1,662
Total stock-based compensation	$289	$1,885	$1,662
Restricted stock-based compensation reflects a reduction in expense in fiscal year 2016 as a result of the separation of certain executives from the Company.
The following table shows the total remaining unrecognized compensation cost related to restricted stock grants, restricted stock units grants and the fair value expense of stock option awards, as well as the weighted average remaining required service period over which such costs will be recognized as of July 3, 2016:

	Total Remaining Unrecognized Compensation Cost	Weighted Average Remaining Required Service Period (in years)
Fair value expense of stock option awards	$404	1.97
Restricted stock units	925	1.90
Restricted stock	94	1.17
	$1,423	1.89
During fiscal year 2016, the Company awarded an aggregate of 129,800 stock options to certain members of management with a weighted average exercise price of $23.02. The fair value of each stock option is estimated at the grant date using the Black-Scholes option pricing method. The table below outlines the weighted average assumptions used for the options granted during fiscal year 2016:

Weighted Average
Risk free interest rate	1.79%
Volatility	34.00%
Dividend yield	—
Expected life in years	6.25
Fair value	$8.45
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
Stock Options
The following is a summary of activity for fiscal years 2016 and 2015 related to stock options granted under the Company’s 2010 plan:

	Number of Options	Weighted-Average Exercise Price
Options outstanding as of June 30, 2014	38,543	$8.57
Granted	123,684	26.58
Exercised	(19,247)	8.57
Forfeited	(35,396)	16.89
Options outstanding as of June 30, 2015	107,584	26.54
Granted	129,800	23.02
Vested	(25,650)	26.64
Forfeited	(110,137)	24.68
Options outstanding as of July 3, 2016	101,597	24.11
The stock options outstanding at July 3, 2016 have exercise prices ranging from $22.09 to $26.86, a weighted average exercise price of $24.11 and a weighted average remaining contractual life of 8.82 years. Of the outstanding stock options, 13,818 of these options were exercisable at a weighted average exercise price of $26.45 and a weighted average remaining contractual life of 8.45 years.
Restricted Stock Units
The following is a summary of activity for fiscal years 2016 and 2015 related to restricted stock units granted under the Company’s 2010 plan:

	Shares	Weighted Average Fair Value
Restricted stock units at June 30, 2014	—	$—
Granted	75,045	26.70
Forfeited	(12,217)	26.35
Restricted stock units at June 30, 2015	62,828	26.77
Granted	96,754	23.02
Forfeited	(80,308)	24.74
Restricted stock units at July 3, 2016	79,274	24.25

Restricted Stock
The following is a summary of activity for fiscal years 2016 and 2015 related to restricted stock granted under the Company’s 2010 plan:

	Shares	Weighted Average Fair Value
Restricted stock at June 30, 2014	316,997	$12.38
Granted	26,793	25.86
Vested	(172,459)	11.16
Forfeited	(39,032)	19.56
Restricted stock at June 30, 2015	132,299	14.58
Vested	(27,346)	7.88
Forfeited	(52,302)	15.92
Restricted stock at July 3, 2016	52,651	16.72
The total fair value of restricted stock vested in fiscal years 2016, 2015 and 2014 was $630, $4,315 and $1,638, respectively.
(13) (Loss) Earnings Per Share Data
(Loss) earnings per share calculations, including weighted average number of shares of common stock outstanding used in calculating basic and diluted (loss) income per share are as follows:

	For fiscal years
	2016	2015	2014
Net (loss) income	$(38,283)	$10,989	$12,987
Less net (loss) income allocated to contingently issuable participating securities	—	(126)	—
Net (loss) income available to common shareholders	$(38,283)	$10,863	$12,987
Weighted average shares outstanding – Basic	9,786,315	9,874,441	10,109,915
Dilutive effect of stock options	—	11,520	31,480
Weighted average shares outstanding – Diluted	9,786,315	9,885,961	10,141,395
Net (loss) income available to common shareholders per share:
Basic	$(3.91)	$1.10	$1.28
Diluted	$(3.91)	$1.10	$1.28
No adjustment for net loss available to common shareholders was required for fiscal year 2016 as 52,651 unvested restricted shares did not participate in the net loss for the year. For fiscal years 2015 and 2014, net income available to common shareholders was reduced by allocated earnings associated with unvested restricted shares of 132,299 and 316,997, respectively. There were 101,597 potential shares of common stock issuable upon exercise of stock options excluded from diluted income or loss per share computations for fiscal 2016, as they were anti-dilutive due to the net loss. No potential shares of common stock issuable upon exercise of stock options were excluded from diluted income per share computations for fiscal years 2015 and 2014, because none would have been anti-dilutive.
(14) Stock Repurchase Plan
On October 22, 2014, the Company’s Board of Directors approved a repurchase by the Company of up to $5,000 of shares of its common stock. The Company was authorized to purchase shares from time to time in open market, block and privately negotiated transactions. The stock repurchase program did not require the Company to repurchase any specific number of shares. Pursuant to this stock repurchase program, during fiscal year 2015, the Company purchased 181,278 shares of its common stock at an average price of $27.55 per share for approximately $5,000.
Shares purchased under the plan were canceled upon repurchase. As of July 3, 2016, all authorized funds under the stock repurchase program have been expended.

(15) Restructuring Activities
During the second quarter of fiscal year 2016, the Company announced the closing of its Lawrenceville, GA manufacturing operations and the consolidation of the Irvine, CA design center into the Irvine, CA manufacturing operations to optimize the Company’s manufacturing and design facility footprint and realize synergies from the Company’s acquisitions. These restructuring activities are substantially complete as of the end of the fourth quarter of fiscal year 2016. Manufacturing activities have been transferred and the facilities are occupied by subtenants. The remaining reserve balances represent amounts for manufacturing transition at the new facilities, lease payments net of sublease income and severance payments.

	Termination Benefits	Exit / Other Costs	Total
Restructuring reserve as of June 30, 2015	$—	$—	$—
Provision	820	1,540	2,360
Payments	(408)	(1,677)	(2,085)
Costs adjustments	(353)	199	(154)
Restructuring reserve as of July 3, 2016	$59	$62	$121
(16) Business Segments
The Company is a provider of design, development and manufacturing services for complex electromechanical devices, as well as sophisticated engineered products complementary to the same electromechanical value stream. The Company serves the Medical & Biotechnology, Military & Aerospace and Industrial & Commercial markets through two reportable business segments; Manufacturing & Design Services and Engineered Components & Products. Reportable segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker ("CODM") in assessing performance and allocating resources. The Company's CODM is its Senior Vice President of Operations. During the first quarter of fiscal year 2015, the Company changed the way it internally reports, manages and the CODM evaluates the business and subsequently revised its reportable segments. The prior reportable segments of Medical and Complex Systems have been combined and are referred to as Manufacturing and Design Services ("MDS"). The Company's Medical customers (former Medical segment) and Military & Aerospace customers (former Complex Systems segment) have been combined as the economics of the underlying customer base, the nature of the products and services and the production process are significantly similar. As a result of this change in the reporting of segments, the CODM's assessment of the performance of medical customers separately from Military & Aerospace customers is no longer meaningful in assessing performance and allocating resources. In the MDS segment, the Company performs contract manufacturing and design services utilizing customer-owned intellectual property. The prior Defense and Security Systems reportable segment is now referred to as Engineered Components and Products ("ECP"). In the ECP segment, the Company performs manufacturing and design services using the Company's intellectual property. The Company has restated the prior periods to conform to the current year's presentation.
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
Manufacturing and Design Services segment operations are comprised of contract design, manufacturing and aftermarket repair and refurbishment of sophisticated printed circuit card assemblies, sub-assemblies, full product assemblies and cable/wire harnesses for customers seeking to bring their intellectual property to market. Additionally, Sparton is a developer of embedded software and software quality assurance services in connection with medical devices and diagnostic equipment. Customers include OEM and ET customers serving the Medical & Biotechnology, Military & Aerospace and Industrial & Commercial markets. In engineering and manufacturing for its customers, this segment adheres to very strict military and aerospace specifications, Food and Drug Administration (“FDA”) guidelines and approvals, in addition to product and process certifications.
Engineered Components and Products segment operations are comprised of design, development and production of proprietary products for both domestic and foreign defense as well as commercial needs. Sparton designs and manufactures ASW devices known as sonobuoys for the U.S. Navy and foreign governments that meet Department of State licensing requirements. This segment also performs an engineering development function for the United States military and prime defense contractors for advanced technologies ultimately leading to future defense products as well as replacements for existing products. The sonobuoy product line is built to stringent military specifications. These products are restricted by International Tariff and Arms Regulations (“ITAR”) and qualified by the U.S. Navy, which limits opportunities for competition. This segment is also a provider of rugged flat panel display systems for military panel PC workstations, air traffic control and industrial and commercial marine applications, as well as high performance industrial grade computer systems and peripherals. Rugged displays are manufactured for prime contractors, in some cases to specific military grade specifications. Additionally, this segment internally develops and markets commercial products for underwater acoustics and microelectromechanical (“MEMS”)-based inertial measurement.

Operating results and certain other financial information about the Company’s two reportable segments were as follows:

	Fiscal year 2016
	Manufacturing & Design Services	Engineered Components & Products	Unallocated	Eliminations	Total
Net sales	$282,076	$154,559	$—	$(17,273)	$419,362
Gross profit	34,788	45,360	—	—	80,148
Selling and administrative expenses (incl. depreciation)	23,813	15,482	15,856	—	55,151
Internal research and development expenses	—	2,344	—	—	2,344
Restructuring charges	2,206	—	—	—	2,206
Impairment of goodwill	64,174	—	—	—	64,174
Depreciation and amortization	11,826	2,573	1,276	—	15,675
Operating (loss) income	(61,813)	25,880	(15,856)	—	(51,789)
Capital expenditures	2,182	1,244	2,672	—	6,098
Total assets at July 3, 2016	$167,277	$69,627	$9,094	$—	$245,998

	Fiscal year 2015
	Manufacturing & Design Services	Engineered Components & Products	Unallocated	Eliminations	Total
Net sales	$263,940	$136,315	$—	$(18,130)	$382,125
Gross profit	36,461	38,353	—	—	74,814
Selling and administrative expenses (incl. depreciation)	18,615	11,038	17,316	—	46,969
Internal research and development expenses	—	1,502	—	—	1,502
Depreciation and amortization	8,875	1,648	713	—	11,236
Operating income	9,535	25,033	(17,316)	—	17,252
Capital expenditures	1,599	1,294	2,909	—	5,802
Total assets at June 30, 2015	$238,777	$64,880	$33,894	$—	337,551

	Fiscal year 2014
	Manufacturing & Design Services	Engineered Components & Products	Unallocated	Eliminations	Total
Net sales	$246,129	$109,134	$—	$(18,762)	$336,501
Gross profit	34,782	30,168	—	—	64,950
Selling and administrative expenses (incl. depreciation)	14,449	8,750	12,483	—	35,682
Internal research and development expenses	—	1,169	—	—	1,169
Restructuring charges	188	—	—	—	188
Depreciation and amortization	6,576	1,149	398	—	8,123
Operating income	17,029	19,943	(16,721)	—	20,251
Capital expenditures	1,412	1,090	999	—	3,501

(17) Business, Geographic and Sales Concentration
Sales to individual customers in excess of 10% of total net sales were as follows:

	For fiscal years
	2016	2015	2014
U.S. Navy	22%	25%	19%
Fenwal Blood Technologies	N/A	10%	14%

Sales to the United States Navy, including those made through the Company’s ERAPSCO joint venture, are included in the results of the Company’s ECP segment. Sales to Fenwal Blood Technologies are included in the results of the Company’s MDS segment.
Net sales were made to customers located in the following countries:

	For fiscal years
	2016	2015	2014
United States	$369,127	$345,643	$296,328
Other foreign countries	50,235	36,482	40,173
Consolidated total	$419,362	$382,125	$336,501

No other single country or currency zone accounted for 10% or more of export sales in the fiscal years 2016, 2015, or 2014.
ASW devices and related engineering contract services to the U.S. government and foreign countries contributed $119,291, (28%), $110,201, (29%) and $92,840, (28%), respectively, to total net sales for fiscal years 2016, 2015 and 2014.
The Company’s investment in property, plant and equipment, which are located in the United States, Canada and Vietnam, are summarized, net of accumulated depreciation, as follows:

	July 3, 2016	June 30, 2015
United States	$29,867	$30,205
Canada	23	—
Vietnam	3,430	2,403
Consolidated total	$33,320	$32,608
(18) Quarterly Results of Operations (Unaudited):

	Quarter
	1st	2nd	3rd	4th
Fiscal year 2016
Net sales	$106,691	$103,529	$102,175	$106,967
Gross profit	21,138	18,521	19,067	21,422
Net income (loss)	2,394	268	1,136	(42,081)
Income (loss) per share - Basic	0.24	0.03	0.12	(4.30)
Income (loss) per share - Diluted	0.24	0.03	0.12	(4.30)
Fiscal year 2015
Net sales	$77,025	$85,642	$93,065	$126,393
Gross profit	12,853	15,206	18,665	28,090
Net income	196	1,562	4,133	5,098
Income per share - Basic	0.02	0.16	0.42	0.52
Income per share - Diluted	0.02	0.16	0.42	0.51

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)
Fiscal Years

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Allowance for Losses Acquired	Write-Offs/ Dispositions	Balance at End of Period
2016
Allowance for losses on accounts receivable	$173	$583	$—	$(349)	$407
2015
Allowance for losses on accounts receivable	$126	$47	$97	$(97)	$173
2014
Allowance for losses on accounts receivable	$61	$87	$57	$(79)	$126

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Second Amended Articles of Incorporation of the Registrant, incorporated herein by reference from the Registrant’s Proxy Statement on Form DEF 14A filed with the SEC on September 21, 2010.

3.2	Amended and Restated Code of Regulations of the Registrant, incorporated herein by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2015.

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

10.4
Amendment No. 3 dated June 27, 2016 to the Amended and Restated Credit and Guaranty Agreement dated September 11, 2014, entered into between BMO Harris Bank N.A. and the Borrowers, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 29, 2016.

10.5†	Sparton Short-Term Incentive Plan, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2009.

10.6†	First Amendment to Sparton Short-Term Incentive Plan, incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on May 4, 2016.

10.7†	2010 Long-Term Stock Option Incentive Plan, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2009.

10.8†
Amendment to the Sparton Corporation 2010 Long-Term Incentive Plan dated June 24, 2010, incorporated by reference from Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed with the SEC on September 7, 2011.

10.9†
Second Amendment to the Sparton Corporation 2010 Long-Term Incentive Plan dated June 24, 2010, incorporated by reference from Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the SEC on September 9, 2014.

10.10†
Form of Grant of Restricted Stock under Sparton Corporation’s Long-Term Incentive Plan, incorporated by reference from Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed with the SEC on September 5, 2012.

10.11†
Executive Employment Agreement dated September 23, 2015 between the Company and Gordon Madlock, incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2015.

10.12†
Executive Employment Agreement dated September 23, 2015 between the Company and Steven Korwin, incorporated by reference from Exhibit 10.1 to the Registrant’s Report on Form 8-K filed with the SEC on September 24, 2015.

10.13†
Executive Employment Agreement effective as of September 8, 2015 between the
Company and Joseph G. McCormack, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 8,

10.14†	Employment Agreement dated February 5, 2016 between the Company and Joseph J. Hartnett, incorporated by reference from Exhibit 10.5 to the Registrant’s Form 8-K filed with the SEC on February 8, 2016.

10.15†	Separation Agreement dated February 5, 2016 between the Registrant and Cary B. Wood, incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on February 8, 2016.

Exhibit Number	Description
10.16
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

10.181
Solicitation, Offer and Award with an effective date of July 16, 2014 issued by the Naval Warfare Center to ERAPSCO, incorporated by reference from Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed with the SEC on September 9, 2014.

10.191
Amendment of Solicitation/Modification of Contract with an effective date of July 28, 2014 issued by the Naval Warfare Center to ERAPSCO, incorporated by reference from Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed with the SEC on September 9, 2014.

10.201
Amendment of Solicitation/Modification of Contract with an effective date of August 5, 2014 2014 issued by the Naval Warfare Center to ERAPSCO, incorporated by reference from Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed with the SEC on September 9, 2014.

10.211
Amendment of Solicitation/Modification of Contract with an effective date of August 25, 2014 issued by the Naval Warfare Center to ERAPSCO, incorporated by reference from Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed with the SEC on September 9, 2014.

10.221
Order for Supplies or Services with an effective date of July 17, 2014 issued by the Naval Warfare Center to ERAPSCO, incorporated by reference from Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed with the SEC on September 9, 2014.

10.231
Subcontract with an effective date of July 17, 2014 between Sparton DeLeon Springs, LLC and ERAPSCO, incorporated by reference from Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed with the SEC on September 9, 2014.

10.241
Modification of Subcontract with an effective date of April 10, 2015 between Sparton DeLeon
Springs, LLC and ERAPSCO, incorporated by reference from Exhibit 10.26 to the Registrant's annual Report on Form 10-K filed with the SEC on September 8, 20165.

10.25†
Form of Nonqualified Stock Option Agreement under Sparton Corporation’s Long-Term Incentive Plan, incorporated by reference from Exhibit 10.3 to the Registrant’s Form 10-Q filed with the SEC on November 4, 2014.

10.26†
Form of Grant of Restricted Stock Unit under Sparton Corporation’s Long Term Incentive Plan, incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-Q filed with the SEC on November 4, 2014.

10.27†
Form of Director and Officer Indemnification Agreement entered into as of May 1, 2014 with each of the Company’s directors and executive officers, incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on February 3, 2014.

10.28†
Adoption Agreement to Deferred Compensation Plan dated as of January 29, 2014, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 4, 2014.

10.29†	First Amendment to the Sparton Corporation Deferred Compensation Plan, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 3, 2014.

10.30†	Second Amendment to the Sparton Corporation Deferred Compensation Plan, incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 3, 2014.

10.31
Engine Capital Agreement dated May 4, 2016 among the Company, Engine Capital, L.P., Engine Jet Capital, L.P., Engine Capital Management, LLC, Engine Investments, LLC, Arnaud Ajdler, Norwood Capital Partners, LP, Norwood Investment Partners, LP, Norwood Investment Partners GP, LLC, Charles H. Hoeveler, Alan L. Bazaar and John A. Janitz, incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on May 4,10, 2016.

10.32†	Form of Retention Bonus Agreement, incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on July 19, 2016.

Exhibit Number	Description
10.33*1	Modification of Subcontract with an effective date of September 23, 2015 between Sparton DeLeon Springs, LLC and ERAPSCO.

10.34*1	Modification of Subcontract with an effective date of April 11, 2016 between Sparton DeLeon Springs, LLC and ERAPSCO.

10.35†	Executive Employment Agreement dated as of September 23, 2015 between the Company and Joseph Schneider.

21.1*	Subsidiaries of Sparton Corporation.

23.1*	Consent of BDO USA, LLP.

31.1*	Interim Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Interim Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

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