Form 10-Q
period 2016-10-02
SPARTON CORP
filed 2016-11-08
CIK 92679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 4, 2016, there were 9,818,730 shares of common stock, $1.25 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	October 2, 2016	July 3, 2016
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$718	$132
Accounts receivable, net of allowance for doubtful accounts of $401 and $407, respectively	48,206	46,759
Inventories and cost of contracts in progress, net	67,771	77,871
Prepaid expenses and other current assets	5,905	5,844
Total current assets	122,600	130,606
Property, plant and equipment, net	32,939	33,320
Goodwill	12,663	12,663
Other intangible assets, net	34,714	36,933
Deferred income taxes	25,765	25,784
Other non-current assets	6,129	6,692
Total assets	$234,810	$245,998
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$34,689	$38,290
Accrued salaries and benefits	8,956	11,512
Current portion of capital lease obligations	267	217
Other accrued expenses	8,550	12,420
Total current liabilities	52,462	62,439
Credit facility	95,775	97,206
Capital lease obligations, less current portion	369	332
Environmental remediation	5,847	6,117
Pension liability	1,276	1,276
Total liabilities	155,729	167,370
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, no par value; 200,000 shares authorized, none issued	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 9,818,730 and 9,845,469 shares issued and outstanding, respectively	12,274	12,307
Capital in excess of par value	16,750	16,407
Retained earnings	51,759	51,650
Accumulated other comprehensive loss	(1,702)	(1,736)
Total shareholders’ equity	79,081	78,628
Total liabilities and shareholders’ equity	$234,810	$245,998

See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Dollars in thousands, except per share data)

	For the First Quarter of Fiscal Years
	2017	2016
Net sales	$100,367	$106,691
Cost of goods sold	83,082	85,553
Gross profit	17,285	21,138
Operating Expense:
Selling and administrative expenses	13,383	13,624
Internal research and development expenses	351	513
Amortization of intangible assets	2,219	2,503
Total operating expense	15,953	16,640
Operating income	1,332	4,498
Other income (expense)
Interest expense, net	(1,185)	(883)
Other, net	20	68
Total other expense, net	(1,165)	(815)
Income before income taxes	167	3,683
Income taxes	59	1,289
Net income	$108	$2,394
Income per share of common stock:
Basic	$0.01	$0.24
Diluted	$0.01	$0.24
Weighted average shares of common stock outstanding:
Basic	9,792,818	9,780,274
Diluted	9,792,818	9,780,274

See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars in thousands)

	For the First Quarter of Fiscal Years
	2017	2016
Net income	$108	$2,394
Other comprehensive income, net:
Pension amortization of unrecognized net actuarial loss, net of tax	35	7
Unrecognized loss on marketable equity securities, net of tax	—	(71)
Other comprehensive income (loss), net	35	(64)
Comprehensive income	$143	$2,330

See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	For the First Quarter of Fiscal Years
	2017	2016
Cash Flows from Operating Activities:
Net income	$108	$2,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,500	1,192
Amortization of intangible assets	2,219	2,503
Deferred income taxes	19	(125)
Stock-based compensation expense	309	432
Amortization of deferred financing costs	124	70
Excess tax benefit from stock-based compensation	—	(161)
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(1,447)	11,047
Inventories and cost of contracts in progress	10,100	(7,086)
Prepaid expenses and other assets	202	(1,898)
Performance based payments on customer contracts	280	(1,756)
Accounts payable and accrued expenses	(10,202)	(2,179)
Net cash provided by operating activities	3,212	4,433
Cash Flows from Investing Activity:
Purchases of property, plant and equipment	(1,119)	(1,480)
Net cash used in investing activity	(1,119)	(1,480)
Cash Flows from Financing Activities:
Borrowings from credit facility	28,404	18,000
Repayments against credit facility	(29,835)	(33,700)
Payments under capital lease agreements	(61)	—
Payment of debt financing costs	(15)	—
Repurchase of stock	—	(141)
Excess tax benefit from stock-based compensation	—	161
Net cash used in financing activities	(1,507)	(15,680)
Net increase (decrease) in cash and cash equivalents	586	(12,727)
Cash and cash equivalents at beginning of period	132	14,914
Cash and cash equivalents at end of period	$718	$2,187
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,072	$663
Cash paid for income taxes	—	2
Supplemental disclosure of non-cash investing activities:
Machinery and equipment financed under capital leases	148	—
Adjustments to acquired companies' opening balance sheets	—	1,702

See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(1) Business and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform to the current year presentation. Subsequent events have been evaluated through the date these financial statements were issued. Additionally, the consolidated financial statements should be read in conjunction with Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Quarterly Report on Form 10-Q. Operating results for the quarter ended October 2, 2016 are not necessarily indicative of the results that may be expected for the year ending July 2, 2017. The consolidated balance sheet at July 3, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2016.
The Company reports fiscal years on a 52-53 week year (5-4-4 basis) ending on the Sunday closest to June 30.
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
(2) Inventories and Cost of Contracts in Progress, net
The following are the major classifications of inventory, net of interim billings:

	October 2, 2016	July 3, 2016
Raw materials	$41,876	$40,914
Work in process	22,459	23,626
Finished goods	17,198	22,294
Total inventory and cost of contracts in progress, gross	81,533	86,834
Inventory to which the U.S. government has title due to interim billings	(13,762)	(8,963)
Total inventory and cost of contracts in progress, net	$67,771	$77,871
(3) Property, Plant and Equipment, net
Property, plant and equipment, net consists of the following:

	October 2, 2016	July 3, 2016
Land and land improvements	$1,429	$1,429
Buildings and building improvements	27,660	27,660
Machinery and equipment	43,477	43,134
Construction in progress	2,116	1,372
Total property, plant and equipment	74,682	73,595
Less accumulated depreciation	(41,743)	(40,275)
Total property, plant and equipment, net	$32,939	$33,320

(4) Other Intangible Assets
The components of other intangible assets, net consist of the following:

	Net Carrying Value at July 3, 2016	Additions	Amortization	Net Carrying Value at October 2, 2016
Non-compete agreements	$2,193	$—	$(221)	$1,972
Customer relationships	32,625	—	(1,894)	30,731
Trademarks/Tradenames	1,382	—	(40)	1,342
Unpatented technology	733	—	(64)	669
Other intangible assets, net	$36,933	$—	$(2,219)	$34,714
(5) Debt
On September 11, 2014, the Company entered into a revolving line-of-credit facility with a group of banks (the “Credit Facility”). The Company amended the Credit Facility on April 13, 2015 and again on June 27, 2016. As of the June 27, 2016 amendment, the Credit Agreement permits the Company to borrow up to $175,000, and the Company has the right to request an increase of the facility in an amount of up to $50,000. The facility is secured by substantially all assets of the Company and its subsidiaries and expires on September 11, 2019. As of October 2, 2016, the Company had $77,702 available under the facility, which included letters of credit of $887 and capital leases of $636. All borrowings under the Facility are classified as long-term.
Outstanding borrowings under the Credit Facility will bear interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six month periods, plus 1.00% to 3.00%, or at the bank’s base rate, as defined, plus 0.00%
to 2.00%, based upon the Company’s Total Funded Debt/EBITDA Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the Credit Facility ranging from 0.20% to 0.50%, based on the Company’s Total
Funded Debt/EBITDA Ratio, as defined. The Credit Facility includes representations, covenants and events of default that are customary for financing transactions of this nature. The effective interest rate on outstanding borrowings under the Credit
Facility was 3.29% at October 2, 2016. As a condition of the Credit Facility, the Company is subject to certain customary covenants, with which it was in compliance at October 2, 2016.
(6) Income Taxes
The Company’s effective income tax rate for interim periods was determined based on the Company’s estimated annual effective tax rate for the applicable year using the federal statutory income tax rate, permanent tax differences, foreign income taxes and state income taxes. The Company's estimated annual effective tax rate was determined to be 35.0% for both the first quarter of fiscal years 2017 and 2016.
(7) Defined Benefit Pension Plan

The Company has a frozen defined benefit pension plan. The Company recorded net periodic pension expense of $13 for the first quarter of fiscal year 2017 and net periodic pension income of $38 for the first quarter of fiscal year 2016. No contributions were made to the pension plan during the first quarter of fiscal years 2017 and 2016.
(8) Commitments and Contingencies
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
The Company is a party to an environmental remediation matter in Albuquerque, New Mexico. As of October 2, 2016 and July 3, 2016, Sparton had accrued $6,339 and $6,701, respectively, as its estimate of the remaining minimum future discounted financial liability regarding this matter, of which $492 and $584, respectively, was classified as a current liability and included on the balance sheets in other accrued expenses. As of October 2, 2016 and July 3, 2016, the Company had accrued $1,379 and $1,606, respectively, in long-term assets in relation to expected reimbursements from the Department of Energy, which are included in other non-current assets on the balance sheets and are considered collectible.
On October 3, 2016, the Company established the Sparton Corporation Standby Financial Assurance Trust and issued a standby letter of credit in the amount of $3,114 related to the Coors Road environmental remediation liability. The trust was established to meet the United States Environmental Protection Agency’s financial assurance requirements. As a result of the goodwill write-off of $64,174 in the prior fiscal year, the Company was not in compliance with these requirements. The release of such funds would only occur should the Company not meet its financial remediation requirements. The trust will remain in place until the Company is in compliance with the financial requirements. Upon successful compliance with the financial requirements, the trust will be dissolved and the letter of credit canceled. See the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2016 for further information.
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
(9) Stock-Based Compensation
The Company has a long-term incentive plan to offer incentive and non-qualified stock options, stock appreciation rights, restricted stock or restricted stock units, performance awards and other stock-based awards, including grants of shares under the Sparton Corporation 2010 Long-Term Incentive Plan (the “2010 Plan”).
The following table shows stock-based compensation expense (credit) by type of share-based award included in the consolidated statements of income:

	For the First Quarter of Fiscal Years
	2017	2016
Fair value expense of stock option awards	$48	$122
Restricted stock units	279	218
Restricted stock	(18)	92
Total stock-based compensation expense	$309	$432
No stock options were granted during the first quarter of fiscal year 2017. During the first quarter of fiscal year 2016, the Company awarded an aggregate of 127,260 stock options to certain members of management with an average exercise price of $22.98.
The following is a summary of activity for the first quarter of fiscal year 2017 related to the 2010 Plan:

	Stock Options	Restricted stock units	Restricted shares
Outstanding at July 3, 2016	115,415	79,274	52,651
Granted	—	79,889	—
Forfeited	(10,073)	(6,029)	(26,739)
Outstanding at October 2, 2016	105,342	153,134	25,912
As of October 2, 2016, 33,473 stock options were exercisable.

(10) Earnings Per Share Data
The following table sets forth the computation of basic and diluted net income per share:

	For the First Quarter of Fiscal Years
	2017	2016
Numerator:
Net income	$108	$2,394
Less net income allocated to contingently issuable participating securities	—	(25)
Net income available to common shareholders	$108	$2,369

Weighted average shares outstanding – Basic	9,792,818	9,780,274
Dilutive effect of stock options	—	—
Weighted average shares outstanding – Diluted	9,792,818	9,780,274

Net income available to common shareholders per share:
Basic	$0.01	$0.24
Diluted	$0.01	$0.24
The number of shares excluded from the calculation of diluted net income per share because the shares were either contingently issuable or their inclusion would be anti-dilutive was 284,388 and 493,050 for the first quarter of fiscal years 2017 and 2016, respectively.
(11) Business Segments
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
Operating results and certain other financial information about the Company’s two reportable segments for the first quarter of fiscal years 2017 and 2016 were as follows:

	For the First Quarter of Fiscal Year 2017
	MDS	ECP	Unallocated	Eliminations	Total
Net sales	$65,002	$37,592	$—	$(2,227)	$100,367
Gross profit	7,294	9,991	—	—	17,285
Selling and administrative expenses (incl. depreciation)	5,976	3,824	3,583	—	13,383
Internal research and development expenses	—	351	—	—	351
Depreciation and amortization	2,676	606	437	—	3,719
Operating income	(514)	5,429	(3,583)	—	1,332
Capital expenditures	206	335	578	—	1,119
Total assets at October 2, 2016	$161,230	$64,490	$9,090	$—	$234,810

	For the First Quarter of Fiscal Year 2016
	MDS	ECP	Unallocated	Eliminations	Total
Net sales	$73,957	$38,089	$—	$(5,355)	$106,691
Gross profit	10,296	10,842	—	—	21,138
Selling and administrative expenses (incl. depreciation)	5,881	3,597	4,146	—	13,624
Internal research and development expenses	—	513	—	—	513
Depreciation and amortization	2,815	664	216	—	3,695
Operating income	2,341	6,303	(4,146)	—	4,498
Capital expenditures	1,006	45	429	—	1,480
Total assets at July 3, 2016	$167,277	$69,627	$9,094	$—	$245,998

(12) New Accounting Standards
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
In March 2016, the FASB issued Accounting Standards Update No. 2016-09 ("ASU 2016-09"), Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 will directly impact the tax administration of equity plans. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted and any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company has elected to early adopt ASU 2016-09 as of July 4, 2016 on a prospective basis. There was no impact on the Company's financial statements as a result of early adoption in the first quarter of fiscal year 2017.
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
Consolidated Results of Operations
Presented below is comparative data and discussions regarding our consolidated results of operations for the first quarter of fiscal year 2017 compared to the first quarter of fiscal year 2016. Results of operations for any period less than one year are not necessarily indicative of results of operations that may be expected for a full year. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.
For the First Quarter of Fiscal Year 2017 compared to the First Quarter of Fiscal Year 2016
The following table presents selected consolidated statements of income data (dollars in thousands):
CONSOLIDATED

	For the First Quarter of Fiscal Years
	2017	% of Sales	2016	% of Sales
Net sales	$100,367	100.0%	$106,691	100.0%
Cost of goods sold	83,082	82.8	85,553	80.2
Gross profit	17,285	17.2	21,138	19.8
Selling and administrative expenses	13,383	13.3	13,624	12.8
Internal research and development expenses	351	0.3	513	0.5
Amortization of intangible assets	2,219	2.2	2,503	2.3
Operating income	1,332	1.4	4,498	4.2
Other expense, net	(1,165)	(1.2)	(815)	(0.8)
Income before income taxes	167	0.2	3,683	3.4
Income taxes	59	0.1	1,289	1.2
Net income	$108	0.1%	$2,394	2.2%
The decrease in sales is a result of fluctuations in customer demand, customer attrition and customer delays in the MDS segment. In the ECP segment, net sales were consistent with the first quarter of fiscal year 2016 reflecting increased foreign sonobuoy sales as offset by reduced engineering and domestic sonobuoy sales to the U.S. Navy.
Gross margin was negatively impacted in the first quarter of fiscal year 2017 as compared to the first quarter last year primarily due to higher material content in the MDS segment as a result of shifts in product mix and unabsorbed fixed overhead costs due to new program launch activity in the ECP segment. The selling and administrative expenses were flat when compared to prior year reflecting higher healthcare costs as offset by cost containment initiatives.
The Company’s effective income tax rate for interim periods was determined based on the Company’s estimated annual effective tax rate for the applicable year using the federal statutory income tax rate, permanent tax differences, foreign income taxes and state income taxes. The Company's estimated effective tax rate for the first quarter of fiscal years 2017 and 2016 was determined to be 35.0%.
Due to the factors described above, the Company reported net income of $0.1 million ($0.01 earnings per share, basic and diluted) for the first quarter of fiscal year 2017, compared to net income of $2.4 million ($0.24 earnings per share, basic and diluted) for the first quarter of fiscal year 2016.
Segment Information
The Company has two reportable segments - Manufacturing and Design Services ("MDS") and Engineered Components and Products ("ECP").

Manufacturing and Design Services Segment
Manufacturing and Design Services segment operations are comprised of contract design, manufacturing and aftermarket repair and refurbishment of sophisticated printed circuit card assemblies, sub-assemblies, full product assemblies and cable/ wire harnesses for customers seeking to bring their intellectual property to market. Additionally, Sparton is a developer of embedded software and software quality assurance services in connection with medical devices and diagnostic equipment. Customers include OEM and ET customers serving the Medical & Biotechnology, Military & Aerospace and Industrial & Commercial markets. In engineering and manufacturing for its customers, this segment adheres to very strict military and aerospace specifications, Food and Drug Administration guidelines and approvals, in addition to product and process certifications.
Engineered Components and Products Segment
Engineered Components and Products segment operations are comprised of design, development and production of proprietary products for both domestic and foreign defense as well as commercial needs. Sparton designs and manufactures ASW devices known as sonobuoys for the U.S. Navy and foreign governments that meet Department of State licensing requirements. This segment also performs an engineering development function for the United States military and prime defense contractors for advanced technologies, ultimately leading to future defense products, as well as replacements for existing products. The sonobuoy product line is built to stringent military specifications. These products are restricted by International Tariff and Arms Regulations and qualified by the U.S. Navy, which limits opportunities for competition. This segment is also a provider of rugged flat panel display systems for military panel PC workstations, air traffic control and industrial and commercial marine applications, as well as high performance industrial grade computer systems and peripherals. Rugged displays are manufactured for prime contractors, in some cases to specific military grade specifications. Additionally, this segment internally develops and markets commercial products for underwater acoustics and microelectromechanical (“MEMS”)-based inertial measurement.
MDS
The following table presents selected segment data (dollars in thousands):

	For the First Quarter of Fiscal Years
	2017	% of Sales	2016	% of Sales	$ Chg
Sales	$62,802	96.6%	$68,728	92.9%	$(5,926)
Intercompany	2,200	3.4	5,229	7.1	(3,029)
Total net sales	65,002	100.0	73,957	100.0	(8,955)
Gross profit	7,294	11.2	10,296	13.9	(3,002)
Selling and administrative expenses	5,976	9.2	5,881	7.9	95
Amortization of intangible assets	1,832	2.8	2,074	2.8	(242)
Operating income (loss)	$(514)	(0.8)%	$2,341	3.2%	$(2,855)
The decrease in sales was due to fluctuations in customer demand, customer attrition as well as customer delays. MDS backlog was $125.3 million at October 2, 2016 compared to $156.6 million at September 27, 2015. Commercial orders, in general, may be rescheduled or canceled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the October 2, 2016 MDS backlog is currently expected to be realized in the next 12 months.
The decrease in gross margin percentage on MDS sales is primarily due to higher material content as a result of shifts in product mix as well as the effect of unabsorbed fixed overhead costs due to lower sales volume and new program launch activity. The increase in selling and administrative expense is due to an increase in corporate allocated costs.

ECP
The following table presents selected segment data (dollars in thousands):

	For the First Quarter of Fiscal Years
	2017	% of Sales	2016	% of Sales	$ Chg
Sales	$37,565	99.9%	$37,963	99.7%	$(398)
Intercompany	27	0.1	126	0.3	(99)
Total net sales	37,592	100.0	38,089	100.0	(497)
Gross profit	9,991	26.6	10,842	28.4	(851)
Selling and administrative expenses	3,824	10.2	3,597	9.4	227
Internal research and development expenses	351	1.0	513	1.4	(162)
Amortization of intangible assets	387	1.0	429	1.1	(42)
Operating income	$5,429	14.4%	$6,303	16.5%	$(874)
ECP sales were consistent with the first quarter of the prior year. The segment had an increase of $4.3 million in foreign sonobuoy sales as offset by a $3.8 million decrease in engineering sales and a $0.7 million decrease in domestic sonobuoys both to the U.S. Navy. Total sales to the U.S. Navy in the first quarter of fiscal years 2017 and 2016 were $20.0 million and $24.5 million, respectively. For the first quarter of fiscal years 2017 and 2016, sales to the U.S. Navy accounted for 20% and 23%, respectively, of consolidated Company net sales and 53% and 64%, respectively, of ECP segment net sales. ECP backlog was $118.8 million at October 2, 2016 compared to $120.2 million at September 27, 2015. A majority of the October 2, 2016 ECP backlog is currently expected to be realized in the next 18 months.
Gross margin on ECP sales was negatively impacted in the current year quarter due to unabsorbed fixed overhead costs as a result of new program launch activity, partially offset by favorable product mix. The increase in selling and administrative expense is due to an increase in corporate allocated costs.
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
Eliminations and Corporate Unallocated
The following table presents selected data (dollars in thousands):

	For the First Quarter of Fiscal Years
	2017	2016	$ Chg
Intercompany sales elimination	$(2,227)	$(5,355)	$3,128
Selling and administrative expenses unallocated	3,583	4,146	(563)
Total corporate selling and administrative expenses before allocation to operating segments were $7.3 million and $7.3 million for the first quarter of fiscal year 2017 and fiscal year 2016, respectively, or 7.3% and 6.9% of consolidated sales, respectively. Of these costs, $3.7 million and $3.2 million, respectively, were allocated to segment operations in each of these periods.
Liquidity and Capital Resources
As of October 2, 2016, the Company had $77.7 million available under its $175.0 million credit facility, reflecting borrowings under the facility of $95.8 million, letters of credit of $0.9 million and capital leases of $0.6 million.
As a condition of the Credit Facility, the Company is subject to certain customary covenants, with which it was in compliance at October 2, 2016.
The Company currently expects to meet its liquidity needs through a combination of sources including, but not limited to, operations and its revolving line-of-credit. With the above sources providing the expected cash flows, the Company currently believes that it will have sufficient liquidity for its anticipated needs over the next 12 months, but no assurances regarding liquidity can be made.

	For the First Quarter of Fiscal Years
CASH FLOWS	2017	2016
Operating activities, excluding net changes in working capital	$4,279	$6,305
Net changes in working capital	(1,067)	(1,872)
Operating activities	3,212	4,433
Investing activity	(1,119)	(1,480)
Financing activities	(1,507)	(15,680)
Net changes in working capital related cash flows in the first quarter of fiscal year 2017 primarily reflect decreased accounts payable and accrued expenses and increased accounts receivable, partially offset by decreased inventories. Working capital related cash flows in the first quarter of fiscal year 2016 primarily reflect increased inventories, decreased accounts payable and accrued expenses as well as the funding of production related to U.S. Navy contracts, partially offset by collections of accounts receivable.
Net cash flows from investing activity for the first quarter of fiscal year 2017 and 2016 reflect net capital expenditures of $1.1 million and $1.5 million, respectively.
Net cash used in financing activities in the first quarter of fiscal year 2017 reflects $1.4 million of net payments under the Company's Credit Facility as compared to $15.7 million in net payments for the first quarter of fiscal year 2016.
Commitments and Contingencies
See Note 8, Commitments and Contingencies, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a discussion of the Company's commitments and contingencies.
Contractual Obligations
Information regarding the Company’s long-term debt obligations, environmental liability payments, operating lease payments and other commitments is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for fiscal year ended July 3, 2016. As of July 3, 2016, there were $49.0 million of non-cancelable purchase orders outstanding, $97.2 million of debt, $9.8 million of operating lease payments and a liability related to performance based billings was eliminated. As of October 2, 2016, compared to July 3, 2016, the non-cancelable purchase orders outstanding decreased to $42.4 million, debt decreased to $95.8 million, operating lease payments, net of subleases, decreased to $8.6 million and the liability related to performance based billings increased to $0.3 million. During the third quarter of fiscal year 2016, the Company entered into sublease agreements totaling $1.0 million related to its Lawrenceville, GA manufacturing facility and its Irvine, CA design center, the largest of which extends through May of 2018. Other than as noted above, there have been no material changes in the nature or amount of the Company’s contractual obligations since fiscal year end 2016.
Off-Balance Sheet Arrangements
The Company has standby letters of credit outstanding of $0.9 million at October 2, 2016, principally to support insurance arrangements. Other than these standby letters of credit and the operating lease commitments referenced above, we have no off-balance sheet arrangements that would have a current or future material effect on our financial condition, changes in financial condition, revenue, expense, results of operations, liquidity, capital expenditures or capital resources.
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

Revenue recognition
Goodwill and other intangible assets
Percentage-of-completion accounting
Environmental contingencies
Income taxes
Commercial inventory valuation
Stock-based compensation
There have been no significant changes to our critical accounting policies that are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended July 3, 2016.
New Accounting Pronouncements
See Note 12, New Accounting Standards, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements.
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
The Company’s revolving credit line, when drawn upon, is subject to future interest rate fluctuations which could potentially have a negative impact on cash flows of the Company. The Company had $95.8 million outstanding under its Credit Facility at October 2, 2016. A prospective increase of 100 basis points in the interest rate applicable to the Company’s outstanding borrowings under its Credit Facility would result in an increase of $1.0 million in our annual interest expense. The Company is not party to any currency exchange or interest rate protection agreements as of October 2, 2016.
Item 4. Controls and Procedures.
Our Interim Chief Executive Officer and our Chief Financial Officer each has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures are effective.
There have been no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of fiscal year 2017 ended October 2, 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
See Note 8, Commitments and Contingencies, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a discussion of legal proceedings and other commitments and contingencies.
Item 1A. Risk Factors.
You should carefully consider the risks and uncertainties described in Part I, Item 1A., "Risk Factors," in our Annual Report on Form 10-K for the year ended July 3, 2016 and the other information in our subsequent filings with the SEC, including this Quarterly Report on Form 10-Q. Our business, financial condition, results of operations and stock price could be materially and adversely affected by any of these risks. The risks described in our Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition, results of operations and stock price.

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

Sparton Corporation

Date: November 8, 2016	By:	/s/ JOSEPH J. HARTNETT
Joseph J. Hartnett
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2016	By:	/s/ JOSEPH G. MCCORMACK
Joseph G. McCormack
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)