Form 10-Q
period 2017-01-01
SPARTON CORP
filed 2017-02-07
CIK 92679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 3, 2017, there were 9,835,635 shares of common stock, $1.25 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	January 1, 2017	July 3, 2016
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$589	$132
Accounts receivable, net of allowance for doubtful accounts of $289 and $407, respectively	47,396	46,759
Inventories and cost of contracts in progress, net	59,871	77,871
Prepaid expenses and other current assets	5,615	5,844
Total current assets	113,471	130,606
Property, plant and equipment, net	32,901	33,320
Goodwill	12,663	12,663
Other intangible assets, net	32,533	36,933
Deferred income taxes	25,752	25,784
Other non-current assets	5,852	6,692
Total assets	$223,172	$245,998
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$29,798	$38,290
Accrued salaries and benefits	10,303	11,512
Current portion of capital lease obligations	267	217
Other accrued expenses	10,696	12,420
Total current liabilities	51,064	62,439
Credit facility	85,706	97,206
Capital lease obligations, less current portion	302	332
Environmental remediation	5,700	6,117
Pension liability	1,204	1,276
Total liabilities	143,976	167,370
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, no par value; 200,000 shares authorized, none issued	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 9,835,635 and 9,845,469 shares issued and outstanding, respectively	12,295	12,307
Capital in excess of par value	17,696	16,407
Retained earnings	50,851	51,650
Accumulated other comprehensive loss	(1,646)	(1,736)
Total shareholders’ equity	79,196	78,628
Total liabilities and shareholders’ equity	$223,172	$245,998

See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except per share data)

	For the Second Quarter of Fiscal Years		For the First Two Quarters of Fiscal Years
	2017	2016	2017	2016
Net sales	$97,399	$103,529	$197,766	$210,220
Cost of goods sold	81,501	85,008	164,583	170,561
Gross profit	15,898	18,521	33,183	39,659
Operating Expense:
Selling and administrative expenses	12,953	14,340	26,336	27,964
Internal research and development expenses	533	438	884	951
Amortization of intangible assets	2,191	2,459	4,410	4,962
Restructuring charges	—	2,360	—	2,360
Reversal of accrued contingent consideration	—	(1,530)	—	(1,530)
Total operating expense	15,677	18,067	31,630	34,707
Operating income	221	454	1,553	4,952
Other income (expense)
Interest expense, net	(1,067)	(900)	(2,252)	(1,783)
Other, net	(11)	34	9	102
Total other expense, net	(1,078)	(866)	(2,243)	(1,681)
Income (loss) before income taxes	(857)	(412)	(690)	3,271
Income taxes	50	(680)	109	609
Net income (loss)	$(907)	$268	$(799)	$2,662
Income (loss) per share of common stock:
Basic	$(0.09)	$0.03	$(0.08)	$0.27
Diluted	$(0.09)	$0.03	$(0.08)	$0.27
Weighted average shares of common stock outstanding:
Basic	9,802,664	9,783,237	9,793,046	9,781,884
Diluted	9,802,664	9,783,237	9,793,046	9,781,884

See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(Dollars in thousands)

	For the Second Quarter of Fiscal Years		For the First Two Quarters of Fiscal Years
	2017	2016	2017	2016
Net income (loss)	$(907)	$268	$(799)	$2,662
Other comprehensive income, net:
Pension amortization of unrecognized net actuarial loss, net of tax	55	40	90	47
Unrecognized loss on marketable equity securities, net of tax	—	(102)	—	(173)
Other comprehensive income (loss), net	55	(62)	90	(126)
Comprehensive income (loss)	$(852)	$206	$(709)	$2,536

See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	For the First Two Quarters of Fiscal Years
	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$(799)	$2,662
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,989	3,007
Amortization of intangible assets	4,410	4,962
Deferred income taxes	32	36
Stock-based compensation expense	1,277	869
Reversal of accrued contingent consideration	—	(1,530)
Amortization of deferred financing costs	249	140
Excess tax benefit from stock-based compensation	—	(161)
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(637)	14,363
Inventories and cost of contracts in progress	18,000	(2,266)
Prepaid expenses and other assets	599	(2,567)
Performance based payments on customer contracts	127	111
Accounts payable and accrued expenses	(11,576)	(6,517)
Net cash provided by operating activities	14,671	13,109
Cash Flows from Investing Activity:
Acquisition of businesses, net of cash acquired	—	750
Purchases of property, plant and equipment	(2,570)	(3,263)
Net cash used in investing activity	(2,570)	(2,513)
Cash Flows from Financing Activities:
Borrowings from credit facility	59,644	46,300
Repayments against credit facility	(71,144)	(67,000)
Payments under capital lease agreements	(129)	—
Payment of debt financing costs	(15)	—
Repurchase of stock	—	(141)
Excess tax benefit from stock-based compensation	—	161
Net cash used in financing activities	(11,644)	(20,680)
Net increase (decrease) in cash and cash equivalents	457	(10,084)
Cash and cash equivalents at beginning of period	132	14,914
Cash and cash equivalents at end of period	$589	$4,830
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,972	$1,508
Cash paid for income taxes	354	766
Supplemental disclosure of non-cash investing activities:
Machinery and equipment financed under capital leases	148	—
Adjustments to acquired companies' opening balance sheets	—	3,840

See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(1) Business and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform to the current year presentation. Subsequent events have been evaluated through the date these financial statements were issued. Additionally, the consolidated financial statements should be read in conjunction with Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Quarterly Report on Form 10-Q. Operating results for the quarter and two quarters ended January 1, 2017 are not necessarily indicative of the results that may be expected for the year ending July 2, 2017. The consolidated balance sheet at July 3, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2016.
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
(2) Inventories and Cost of Contracts in Progress, net
The following are the major classifications of inventory, net of interim billings:

	January 1, 2017	July 3, 2016
Raw materials	$34,740	$40,914
Work in process	18,990	23,626
Finished goods	17,497	22,294
Total inventory and cost of contracts in progress, gross	71,227	86,834
Inventory to which the U.S. government has title due to interim billings	(11,356)	(8,963)
Total inventory and cost of contracts in progress, net	$59,871	$77,871
(3) Property, Plant and Equipment, net
Property, plant and equipment, net consists of the following:

	January 1, 2017	July 3, 2016
Land and land improvements	$1,429	$1,429
Buildings and building improvements	27,693	27,660
Machinery and equipment	43,956	43,134
Construction in progress	3,042	1,372
Total property, plant and equipment	76,120	73,595
Less accumulated depreciation	(43,219)	(40,275)
Total property, plant and equipment, net	$32,901	$33,320

(4) Other Intangible Assets
The components of other intangible assets, net consist of the following:

	Net Carrying Value at July 3, 2016	Additions	Amortization	Net Carrying Value at January 1, 2017
Non-compete agreements	$2,193	$—	$(441)	$1,752
Customer relationships	32,625	—	(3,763)	28,862
Trademarks/Tradenames	1,382	—	(81)	1,301
Unpatented technology	733	—	(124)	609
Patents	—	10	(1)	9
Other intangible assets, net	$36,933	$10	$(4,410)	$32,533
(5) Debt
On September 11, 2014, the Company entered into a revolving line-of-credit facility with a group of banks (the “Credit Facility”). The Company amended the Credit Facility on April 13, 2015 and again on June 27, 2016. As of the June 27, 2016 amendment, the Credit Agreement permits the Company to borrow up to $175,000, and the Company has the right to request an increase of the facility in an amount of up to $50,000, subject to restrictions. The facility is secured by substantially all assets of the Company and its subsidiaries and expires on September 11, 2019. As of January 1, 2017, the Company had $84,163 available under the facility, which included letters of credit of $4,562 and capital leases of $569. The letters of credit balance includes a $3,114 standby letter of credit issued during the second quarter of fiscal 2017 to support environmental remediation obligations. (See Note 8, Commitments and Contingencies, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for further information). All borrowings under the Facility are classified as long-term.
Outstanding borrowings under the Credit Facility will bear interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six month periods, plus 1.00% to 3.00%, or at the bank’s base rate, as defined, plus 0.00%
to 2.00%, based upon the Company’s Total Funded Debt/EBITDA Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the Credit Facility ranging from 0.20% to 0.50%, based on the Company’s Total
Funded Debt/EBITDA Ratio, as defined. The Credit Facility includes representations, covenants and events of default that are customary for financing transactions of this nature. The effective interest rate on outstanding borrowings under the Credit
Facility was 3.36% at January 1, 2017. As a condition of the Credit Facility, the Company is subject to certain customary covenants, with which it was in compliance at January 1, 2017.
(6) Income Taxes
The Company recognized a discrete income tax expense of $350 in the second quarter of fiscal year 2017 for a tax event at its Vietnam subsidiary and a discrete income tax benefit of $536 in the second quarter of fiscal year 2016 as a result of the reversal of previously accrued contingent purchase price consideration liability. The Company's effective income tax rate for interim periods was determined based on the Company's estimated annual effective tax rate for the applicable year using the federal statutory income tax rate, permanent tax differences, foreign income taxes and state income taxes. Excluding the discrete tax events described above, the Company's estimated annual effective rate for the second quarters and first two quarters of fiscal year 2017 and 2016 was determined to be approximately 35%.
(7) Defined Benefit Pension Plan

The Company has a frozen defined benefit pension plan. The Company recorded net periodic pension expense of $24 and $12 for the second quarter of fiscal year 2017 and 2016, respectively. Net periodic pension expense was $37 for the first two quarters of fiscal year 2017 and net periodic pension income was $23 for the first two quarters of 2016, respectively. No contributions were made to the pension plan during the first two quarters of fiscal years 2017 and 2016, respectively.
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
The Company is a party to an environmental remediation matter in Albuquerque, New Mexico ("Coors Road"). As of January 1, 2017 and July 3, 2016, Sparton had accrued $6,192 and $6,701, respectively, as its estimate of the remaining minimum future discounted financial liability regarding this matter, of which $492 and $584, respectively, was classified as a current liability and included on the balance sheets in other accrued expenses. As of January 1, 2017 and July 3, 2016, the Company had accrued $1,379 and $1,606, respectively, in relation to expected reimbursements from the Department of Energy, which are included in other non-current assets on the balance sheets and are considered collectible.
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
The following table shows stock-based compensation expense by type of share-based award included in the consolidated statements of income:

	For the Second Quarter of Fiscal Years		For the First Two Quarters of Fiscal Years
	2017	2016	2017	2016
Fair value expense of stock option awards	$49	$195	$97	$317
Restricted stock units	525	349	804	567
Restricted and unrestricted stock	394	(107)	376	(15)
Total stock-based compensation expense	$968	$437	$1,277	$869
No stock options were granted during the first or second quarters of fiscal year 2017. During the first and second quarters of fiscal year 2016, the Company awarded an aggregate of 129,798 stock options to certain members of management with an average exercise price of $23.02, of which 5,076 stock options were granted during the second quarter of fiscal year 2016. Unrestricted shares of 16,905 and 14,234 were granted to the Company's board of directors in the second quarters of fiscal year 2017 and 2016, respectively, as part of their annual compensation.
The following is a summary of activity for the first two quarters of fiscal year 2017 related to the 2010 Plan:

	Stock Options	Restricted stock units	Restricted shares
Outstanding at July 3, 2016	115,415	79,274	52,651
Granted	—	79,889	—
Forfeited	(10,630)	(6,029)	(26,739)
Outstanding at January 1, 2017	104,785	153,134	25,912
As of January 1, 2017, 33,829 stock options were exercisable, of which 356 and 20,011 vested in the second quarter and first two quarters of fiscal year 2017, respectively.

(10) Earnings Per Share Data
The following table sets forth the computation of basic and diluted net income (loss) per share:

	For the Second Quarter of Fiscal Years		For the First Two Quarters of Fiscal Years
	2017	2016	2017	2016
Numerator:
Net income (loss)	$(907)	$268	$(799)	$2,662
Less net income allocated to contingently issuable participating securities	—	(3)	—	(28)
Net income (loss) available to common shareholders	$(907)	$265	$(799)	$2,634

Weighted average shares outstanding – Basic	9,802,664	9,783,237	9,793,046	9,781,884
Dilutive effect of stock options	—	—	—	—
Weighted average shares outstanding – Diluted	9,802,664	9,783,237	9,793,046	9,781,884

Net income (loss) available to common shareholders per share:
Basic	$(0.09)	$0.03	$(0.08)	$0.27
Diluted	$(0.09)	$0.03	$(0.08)	$0.27
The number of shares excluded from the calculation of diluted net income (loss) per share because the shares were either contingently issuable or their inclusion would be anti-dilutive was 283,831 and 463,031 for the second quarter and first two quarters of fiscal years 2017 and 2016, respectively.

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
Operating results and certain other financial information about the Company’s two reportable segments for the second quarters and first two quarters of fiscal years 2017 and 2016 were as follows:

	For the Second Quarter of Fiscal Year 2017
	MDS	ECP	Unallocated	Eliminations	Total
Net sales	$67,382	$32,350	$—	$(2,333)	$97,399
Gross profit	8,357	7,541	—	—	15,898
Selling and administrative expenses (incl. depreciation)	5,561	3,545	3,847	—	12,953
Internal research and development expenses	—	533	—	—	533
Operating income	986	3,082	(3,847)	—	221
Capital expenditures	464	423	564	—	1,451
Total assets at January 1, 2017	$151,020	$63,143	$9,009	$—	$223,172

	For the Second Quarter of Fiscal Year 2016
	MDS	ECP	Unallocated	Eliminations	Total
Net sales	$67,586	$40,642	$—	$(4,699)	$103,529
Gross profit	6,989	11,532	—	—	18,521
Selling and administrative expenses (incl. depreciation)	6,646	3,715	3,979	—	14,340
Internal research and development expenses	—	438	—	—	438
Restructuring charges	2,360	—	—	—	2,360
Reversal of accrued contingent consideration	(1,530)	—	—	—	(1,530)
Operating income (loss)	(2,524)	6,957	(3,979)	—	454
Capital expenditures	427	228	1,128	—	1,783
Total assets at July 3, 2016	$167,277	$69,627	$9,094	$—	$245,998

	For the First Two Quarters of Fiscal Year 2017
	MDS	ECP	Unallocated	Eliminations	Total
Net sales	$132,384	$69,942	$—	$(4,560)	$197,766
Gross profit	15,651	17,532	—	—	33,183
Selling and administrative expenses (incl. depreciation)	11,537	7,369	7,430	—	26,336
Internal research and development expenses	—	884	—	—	884
Operating income	472	8,511	(7,430)	—	1,553
Capital expenditures	$670	$758	$1,142	$—	$2,570

	For the First Two Quarters of Fiscal Year 2016
	MDS	ECP	Unallocated	Eliminations	Total
Net sales	$141,543	$78,731	$—	$(10,054)	$210,220
Gross profit	17,285	22,374	—	—	39,659
Selling and administrative expenses (incl. depreciation)	12,527	7,312	8,125	—	27,964
Internal research and development expenses	—	951	—	—	951
Restructuring charges	2,360	—	—	—	2,360
Reversal of accrued contingent consideration	(1,530)	—	—	—	(1,530)
Operating income (loss)	(183)	13,260	(8,125)	—	4,952
Capital expenditures	$1,433	$273	$1,557	$—	$3,263

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
In October 2016, the FASB issued ASU 2016-16 ("ASU 2016-16"), Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year. ASU 2016-16 must be adopted using a modified retrospective transition method which is a cumulative-effective adjustment to retained earnings as of the beginning of the first effective reporting period. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.
In November 2016, The FASB issued ASU No. 2016-18 ("ASU 2016-18"), Restricted Cash, which addresses classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires an entity’s reconciliation of the beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include in cash and cash equivalents amounts generally described as restricted cash and restricted cash equivalents. ASU 2016-18 does not define restricted cash or restricted cash equivalents, but an entity will need to disclose the nature of the restrictions. ASU 2016-18 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, adjustments should be reflected at the beginning of the fiscal year that includes that interim period. Entities should apply this ASU using a retrospective transition method to each period presented. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

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
Consolidated Results of Operations
Presented below is comparative data and discussions regarding our consolidated results of operations for the second quarter and first two quarters of fiscal year 2017 compared to the second and first two quarters of fiscal year 2016. Results of operations for any period less than one year are not necessarily indicative of results of operations that may be expected for a full year. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.
For the Second Quarter of Fiscal Year 2017 compared to the Second Quarter of Fiscal Year 2016
The following table presents selected consolidated statements of operations data (dollars in thousands):
CONSOLIDATED

	For the Second Quarter of Fiscal Years
	2017	% of Sales	2016	% of Sales
Net sales	$97,399	100.0%	$103,529	100.0%
Cost of goods sold	81,501	83.7	85,008	82.1
Gross profit	15,898	16.3	18,521	17.9
Selling and administrative expenses	12,953	13.3	14,340	13.9
Internal research and development expenses	533	0.5	438	0.4
Amortization of intangible assets	2,191	2.3	2,459	2.4
Restructuring charges	—	—	2,360	2.3
Reversal of accrued contingent consideration	—	—	(1,530)	(1.5)
Operating income	221	0.2	454	0.4
Other expense, net	(1,078)	(1.1)	(866)	(0.8)
Income (loss) before income taxes	(857)	(0.9)	(412)	(0.4)
Income taxes	50	—	(680)	(0.7)
Net income (loss)	$(907)	(0.9)%	$268	0.3%
The decrease in sales is primarily from lower foreign sonobuoy sales of $7.1 million and reduced engineering sales to the U.S. Navy of $3.4 million, partially offset by increased domestic sonobuoy sales of $3.5 million and increases in MDS segment revenues of $2.1 million principally as a result of strong demand from several customers.
Gross margin was negatively impacted in the second quarter of fiscal year 2017 as compared to the second quarter of last year primarily due to lower sales volume in the ECP segment. The MDS segment partially offset the lower ECP gross margin through lower overhead costs. The selling and administrative expense dollars were lower when compared to the prior year due to the continued focused effort on cost containment.
The Company recognized a discrete income tax expense of $0.4 million in the second quarter of fiscal year 2017 for a tax event at its Vietnam subsidiary and a discrete income tax benefit of $0.5 million in the second quarter of fiscal year 2016 as a result of the reversal of previously accrued contingent purchase price consideration liability. Excluding these discrete tax events, the Company's estimated annual effective rate for the second quarter of fiscal 2017 and 2016 was determined to be approximately 35%.
Due to the factors described above, the Company reported net loss of $0.9 million, or $0.09 loss per share, basic and diluted, for the second quarter of fiscal year 2017, compared to net income of $0.3 million, or $0.03 earnings per share, basic and diluted, for the second quarter of fiscal year 2016.

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
MDS
The following table presents selected segment data (dollars in thousands):

	For the Second Quarter of Fiscal Years
	2017	% of Sales	2016	% of Sales	$ Chg
Gross sales	$67,382	100.0%	$67,586	100.0%	$(204)
Intercompany sales	(2,333)	(3.5)	(4,640)	(6.9)	2,307
Net sales	65,049	96.5	62,946	93.1	2,103
Gross profit	8,357	12.4	6,989	10.3	1,368
Selling and administrative expenses	5,561	8.2	6,646	9.8	(1,085)
Amortization of intangible assets	1,810	2.7	2,037	3.0	(227)
Restructuring charges	—	—	2,360	3.5	(2,360)
Reversal of accrued contingent consideration	—	—	(1,530)	(2.3)	1,530
Operating income (loss)	$986	1.5%	$(2,524)	(3.7)%	$3,510
The increase in sales was due to increased demand from several customers. MDS backlog was $123.3 million at January 1, 2017 compared to $144.4 million at December 27, 2015. Commercial orders, in general, may be rescheduled or canceled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the January 1, 2017 MDS backlog is currently expected to be realized in the next 12 months.
The increase in gross margin percentage on MDS sales is primarily due to higher absorption of fixed overhead costs as a result of the higher sales volumes. The decrease in selling and administrative expense is due to lower professional fees and corporate allocated costs.

ECP
The following table presents selected segment data (dollars in thousands):

	For the Second Quarter of Fiscal Years
	2017	% of Sales	2016	% of Sales	$ Chg
Gross sales	$32,350	100.0%	$40,642	100.0%	$(8,292)
Intercompany sales	—	—	(59)	(0.2)	59
Net sales	32,350	100.0	40,583	99.8	(8,233)
Gross profit	7,541	23.3	11,532	28.4	(3,991)
Selling and administrative expenses	3,545	11.0	3,715	9.1	(170)
Internal research and development expenses	533	1.6	438	1.1	95
Amortization of intangible assets	381	1.2	422	1.0	(41)
Operating income	$3,082	9.5%	$6,957	17.1%	$(3,875)
The segment had a decrease of $7.1 million in foreign sonobuoy sales and a $3.4 million decrease in engineering sales partially offset by a $3.5 million increase in domestic sonobuoys to the U.S. Navy. Total sales to the U.S. Navy in the second quarter of fiscal years 2017 and 2016 were both $22.1 million. For the second quarter of fiscal years 2017 and 2016, sales to the U.S. Navy accounted for 23% and 21%, respectively, of consolidated Company net sales and 68% and 54%, respectively, of ECP segment net sales. ECP backlog was $113.1 million at January 1, 2017 compared to $119.1 million at December 27, 2015. A majority of the January 1, 2017 ECP backlog is currently expected to be realized in the next 18 months.
Gross margin on ECP sales was negatively impacted in the current year quarter due to the lower sales volumes and an unfavorable shift in product mix. The decrease in selling and administrative expense is due to lower professional fees and corporate allocated costs.
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
Eliminations and Corporate Unallocated
The following table presents selected data (dollars in thousands):

	For the Second Quarter of Fiscal Years
	2017	2016	$ Chg
Intercompany sales elimination	$(2,333)	$(4,699)	$2,366
Selling and administrative expenses unallocated	3,847	3,979	(132)
Total corporate selling and administrative expenses before allocation to operating segments were $7.0 million and $7.5 million for the second quarter of fiscal year 2017 and fiscal year 2016, respectively, or 7.2% and 7.3% of consolidated sales, respectively. Of these costs, $3.2 million and $3.5 million, respectively, were allocated to segment operations in each of these periods.

For the First Two Quarters of Fiscal Year 2017 compared to the First Two Quarters of Fiscal Year 2016
The following table presents selected consolidated statement of operations data (dollars in thousands):
CONSOLIDATED

	For the First Two Quarters of Fiscal Years
	2017	% of Sales	2016	% of Sales
Net sales	$197,766	100.0%	$210,220	100.0%
Cost of goods sold	164,583	83.2	170,561	81.1
Gross profit	33,183	16.8	39,659	18.9
Selling and administrative expenses	26,336	13.3	27,964	13.3
Internal research and development expenses	884	0.5	951	0.5
Amortization of intangible assets	4,410	2.2	4,962	2.3
Restructuring charges	—	—	2,360	1.1
Reversal of accrued contingent consideration	—	—	(1,530)	(0.7)
Operating income	1,553	0.8	4,952	2.4
Other expense, net	(2,243)	(1.1)	(1,681)	(0.8)
Income (loss) before income taxes	(690)	(0.3)	3,271	1.6
Income taxes	109	0.1	609	0.3
Net (loss) income	$(799)	(0.4)%	$2,662	1.3%
The decrease in sales is primarily from reduced engineering sales to the U.S. Navy and lower foreign sonobuoy sales in the ECP segment and customer attrition, fluctuations in customer demand and product insourcing in the MDS segment, partially offset by increased sales in domestic sonobuoys.
Gross profit percentage was negatively impacted in the current year by lower sales volumes in both the ECP and MDS segments as well as an unfavorable shift in product mix which lead to higher material content in the MDS segment and unabsorbed fixed overhead costs due to new program launch activity in the ECP segment. The decrease in selling and administrative expense is due to the continued focused effort on cost containment in both segments and the corporate office.
Excluding the discrete income tax events described above, the Company's estimated annual effective rate for the first two quarters of fiscal 2017 and 2016 was determined to be approximately 35%.
Due to the factors described above, the Company reported net loss of $0.8 million, or $0.08 loss per share for the first two quarters of fiscal year 2017, compared to net income of $2.7 million, or $0.27 per share for the first two quarters of fiscal year 2016.
MDS
The following table presents selected segment data (dollars in thousands):

	For the First Two Quarters of Fiscal Years
	2017	% of Sales	2016	% of Sales	$ Chg
Gross sales	$132,384	100.0%	$141,543	100.0%	$(9,159)
Intercompany sales	(4,533)	(3.4)	(9,869)	(7.0)	5,336
Net sales	127,851	96.6	131,674	93.0	(3,823)
Gross profit	15,651	11.8	17,285	12.2	(1,634)
Selling and administrative expenses	11,537	8.7	12,527	8.9	(990)
Amortization of intangible assets	3,642	2.7	4,111	2.9	(469)
Restructuring charges	—	—	2,360	1.6	(2,360)
Reversal of accrued contingent consideration	—	—	(1,530)	(1.1)	1,530
Operating income (loss)	$472	0.4%	$(183)	(0.1)%	$655

The decrease in sales was due to customer attrition, fluctuations in customer demand and product insourcing in the MDS segment. Gross profit percentage on MDS sales was negatively affected in the first two quarters of fiscal year 2017 by lower sales volumes and an unfavorable shift in product mix which lead to higher material content as compared to the same period of the prior year. The selling and administrative expense decrease is primarily due to lower professional fees and compensation costs.
ECP
The following table presents selected segment data (dollars in thousands):

	For the First Two Quarters of Fiscal Years
	2017	% of Sales	2016	% of Sales	$ Chg
Gross sales	$69,942	100.0%	$78,731	100.0%	$(8,789)
Intercompany sales	(27)	—	(185)	(0.2)	158
Net sales	69,915	100.0	78,546	99.8	(8,631)
Gross profit	17,532	25.1	22,374	28.4	(4,842)
Selling and administrative expenses	7,369	10.5	7,312	9.3	57
Internal research and development expenses	884	1.3	951	1.2	(67)
Amortization of intangible assets	768	1.1	851	1.1	(83)
Operating income	$8,511	12.2%	$13,260	16.8%	$(4,749)
The decrease in sales is primarily from reduced engineering sales to the U.S. Navy and lower foreign sonobuoy sales, partially offset by increased domestic sonobuoy sales. Total sales to the U.S. Navy in the first two quarters of fiscal years 2017 and 2016 were approximately $42.1 million and $46.5 million, respectively. For the first two quarters of fiscal years 2017 and 2016, sales to the U.S. Navy accounted for 21% and 22%, respectively, of consolidated Company net sales and 60% and 59%, respectively, of ECP segment net sales.
Gross profit percentage on ECP sales was negatively impacted in the current year by lower sales volumes and unabsorbed fixed overhead costs due to new program launch activity compared to the same period last year. The selling and administrative expenses were flat when compared to prior year.
Internal research and development expenses reflect costs incurred for the internal development of technologies for use in navigation, oil and gas exploration and flat panel display technology. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment.
Eliminations and Corporate Unallocated
The following table presents selected consolidated statement of income data (dollars in thousands):

	For the First Two Quarters of Fiscal Years
	2017	2016	$ Chg
Intercompany sales elimination	$(4,560)	$(10,054)	$5,494
Selling and administrative expenses unallocated	7,430	8,125	(695)
Liquidity and Capital Resources
As of January 1, 2017, the Company had $84.2 million available under its $175.0 million credit facility, reflecting borrowings under the facility of $85.7 million, letters of credit of $4.5 million and capital leases of $0.6 million. The letters of credit balance includes a $3.1 million standby letter of credit issued during the second quarter of fiscal year 2017 to support environmental remediation obligations. (See Note 8, Commitments and Contingencies, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for further information)
As a condition of the Credit Facility, the Company is subject to certain customary covenants, with which it was in compliance at January 1, 2017.
The Company currently expects to meet its liquidity needs through a combination of sources including, but not limited to, operations and its revolving line-of-credit. With the above sources providing the expected cash flows, the Company currently believes that it will have sufficient liquidity for its anticipated needs over the next 12 months, but no assurances regarding liquidity can be made.

	For the First Two Quarters of Fiscal Years
CASH FLOWS	2017	2016
Operating activities, excluding net changes in working capital	$8,158	$9,985
Net changes in working capital	6,513	3,124
Operating activities	14,671	13,109
Investing activity	(2,570)	(2,513)
Financing activities	(11,644)	(20,680)
Net changes in working capital related cash flows in the first two quarters of fiscal year 2017 primarily reflect decreased inventories partially offset by decreased accounts payable and accrued expenses. Working capital related cash flows in the first two quarters of fiscal year 2016 primarily reflect collections of accounts receivables partially offset by decreased accounts payable and accrued expenses.
Net cash flows from investing activity for the first two quarters of fiscal year 2017 and 2016 reflect net capital expenditures of $2.6 million and $3.3 million, respectively.
Net cash used in financing activities in the first two quarters of fiscal year 2017 reflects $11.5 million of net payments under the Company's Credit Facility as compared to $20.7 million in net payments for the first two quarters of fiscal year 2016.
Commitments and Contingencies
See Note 8, Commitments and Contingencies, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a discussion of the Company's commitments and contingencies.
Contractual Obligations
Information regarding the Company’s long-term debt obligations, environmental liability payments, operating lease payments and other commitments is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for fiscal year ended July 3, 2016. As of July 3, 2016, there were $49.0 million of non-cancelable purchase orders outstanding, $97.2 million of debt, $9.8 million of operating lease payments and a liability related to performance based billings was eliminated. As of January 1, 2017, compared to July 3, 2016, the non-cancelable purchase orders outstanding decreased to $45.9 million, debt decreased to $85.7 million, operating lease payments, net of subleases, increased to $10.5 million and the liability related to performance based billings increased to $0.1 million. Other than as noted above, there have been no material changes in the nature or amount of the Company’s contractual obligations since fiscal year end 2016.
Off-Balance Sheet Arrangements
The Company has standby letters of credit outstanding of $4.5 million at January 1, 2017, principally to support environmental remediation obligations and insurance arrangements. Other than these standby letters of credit and the operating lease commitments referenced above, we have no off-balance sheet arrangements that would have a current or future material effect on our financial condition, changes in financial condition, revenue, expense, results of operations, liquidity, capital expenditures or capital resources.
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

Our critical accounting policies include the following:
Revenue recognition
•Goodwill and other intangible assets
•Percentage-of-completion accounting
•Environmental contingencies
•Income taxes
•Commercial inventory valuation
•Stock-based compensation
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
The Company’s revolving credit line, when drawn upon, is subject to future interest rate fluctuations which could potentially have a negative impact on cash flows of the Company. The Company had $85.7 million outstanding under its Credit Facility at January 1, 2017. A prospective increase of 100 basis points in the interest rate applicable to the Company’s outstanding borrowings under its Credit Facility would result in an increase of $0.9 million in our annual interest expense. The Company is not party to any currency exchange or interest rate protection agreements as of January 1, 2017.
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
There have been no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of fiscal year 2017 ended January 1, 2017, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Sparton Corporation

Date: February 7, 2017	By:	/s/ JOSEPH J. HARTNETT
Joseph J. Hartnett
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date: February 7, 2017	By:	/s/ JOSEPH G. MCCORMACK
Joseph G. McCormack
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)