Form 10-Q
period 2017-04-02
SPARTON CORP
filed 2017-05-09
CIK 92679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2017, there were 9,860,635 shares of common stock, $1.25 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	April 2, 2017	July 3, 2016
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$1,032	$132
Accounts receivable, net of allowance for doubtful accounts of $271 and $407, respectively	48,092	46,759
Inventories and cost of contracts in progress, net	64,966	77,871
Prepaid expenses and other current assets	4,933	5,844
Total current assets	119,023	130,606
Property, plant and equipment, net	33,819	33,320
Goodwill	12,663	12,663
Other intangible assets, net	30,434	36,933
Deferred income taxes	25,752	25,784
Other non-current assets	5,794	6,692
Total assets	$227,485	$245,998
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$35,366	$38,290
Accrued salaries and benefits	9,058	11,512
Current portion of capital lease obligations	268	217
Other accrued expenses	8,927	12,420
Total current liabilities	53,619	62,439
Credit facility	87,622	97,206
Capital lease obligations, less current portion	234	332
Environmental remediation	5,614	6,117
Pension liability	1,168	1,276
Total liabilities	148,257	167,370
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, no par value; 200,000 shares authorized, none issued	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 9,860,635 and 9,845,469 shares issued and outstanding, respectively	12,326	12,307
Capital in excess of par value	17,213	16,407
Retained earnings	51,280	51,650
Accumulated other comprehensive loss	(1,591)	(1,736)
Total shareholders’ equity	79,228	78,628
Total liabilities and shareholders’ equity	$227,485	$245,998

See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except per share data)

	For the Third Quarter of Fiscal Years		For the First Three Quarters of Fiscal Years
	2017	2016	2017	2016
Net sales	$95,410	$102,175	$293,176	$312,395
Cost of goods sold	78,495	83,108	243,078	253,669
Gross profit	16,915	19,067	50,098	58,726
Operating Expense:
Selling and administrative expenses	12,862	13,727	39,198	41,691
Internal research and development expenses	424	561	1,308	1,512
Amortization of intangible assets	2,099	2,361	6,509	7,323
Restructuring charges	—	(258)	—	2,102
Reversal of accrued contingent consideration	—	—	—	(1,530)
Total operating expense	15,385	16,391	47,015	51,098
Operating income	1,530	2,676	3,083	7,628
Other income (expense)
Interest expense, net	(1,075)	(956)	(3,327)	(2,739)
Other, net	20	28	29	130
Total other expense, net	(1,055)	(928)	(3,298)	(2,609)
Income (loss) before income taxes	475	1,748	(215)	5,019
Income taxes	46	612	155	1,221
Net income (loss)	$429	$1,136	$(370)	$3,798
Income (loss) per share of common stock:
Basic	$0.04	$0.12	$(0.04)	$0.38
Diluted	$0.04	$0.12	$(0.04)	$0.38
Weighted average shares of common stock outstanding:
Basic	9,818,789	9,789,807	9,804,908	9,784,544
Diluted	9,818,789	9,789,807	9,804,908	9,784,544

See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(Dollars in thousands)

	For the Third Quarter of Fiscal Years		For the First Three Quarters of Fiscal Years
	2017	2016	2017	2016
Net income (loss)	$429	$1,136	$(370)	$3,798
Other comprehensive income, net:
Pension amortization of unrecognized net actuarial loss, net of tax	55	40	145	87
Unrecognized loss on marketable equity securities, net of tax	—	169	—	(4)
Other comprehensive income, net	55	209	145	83
Comprehensive income (loss)	$484	$1,345	$(225)	$3,881

See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	For the First Three Quarters of Fiscal Years
	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$(370)	$3,798
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,474	4,488
Amortization of intangible assets	6,509	7,323
Deferred income taxes	32	82
Stock-based compensation expense	825	(32)
Amortization of deferred financing costs	373	210
Loss (gain) on sale of property, plant and equipment, net	(13)	56
Reversal of accrued contingent consideration	—	(1,530)
Excess tax benefit from stock-based compensation	—	(161)
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(1,333)	9,492
Inventories and cost of contracts in progress	12,905	(5,508)
Prepaid expenses and other assets	1,440	(1,928)
Performance based payments on customer contracts	—	(1,756)
Accounts payable and accrued expenses	(9,336)	6,774
Net cash provided by operating activities	15,506	21,308
Cash Flows from Investing Activities:
Acquisition of businesses, net of cash acquired	—	750
Purchases of property, plant and equipment	(4,829)	(5,227)
Proceeds from sale of property, plant and equipment	17	221
Net cash used in investing activity	(4,812)	(4,256)
Cash Flows from Financing Activities:
Borrowings from credit facility	101,163	97,150
Repayments against credit facility	(110,747)	(128,250)
Payments under capital lease agreements	(195)	(52)
Payment of debt financing costs	(15)	—
Repurchase of stock	—	(141)
Excess tax benefit from stock-based compensation	—	161
Net cash used in financing activities	(9,794)	(31,132)
Net increase (decrease) in cash and cash equivalents	900	(14,080)
Cash and cash equivalents at beginning of period	132	14,914
Cash and cash equivalents at end of period	$1,032	$834
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,352	$2,352
Cash paid for income taxes	553	766
Supplemental disclosure of non-cash investing activities:
Machinery and equipment financed under capital leases	148	656
Adjustments to acquired companies' opening balance sheets	—	3,412
See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(1) Business and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform to the current year presentation. Subsequent events have been evaluated through the date these financial statements were issued. Additionally, the consolidated financial statements should be read in conjunction with Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Quarterly Report on Form 10-Q. Operating results for the quarter and three quarters ended April 2, 2017 are not necessarily indicative of the results that may be expected for the year ending July 2, 2017. The consolidated balance sheet at July 3, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2016.
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
(2) Inventories and Cost of Contracts in Progress, net
The following are the major classifications of inventory, net of interim billings:

	April 2, 2017	July 3, 2016
Raw materials	$35,079	$40,914
Work in process	21,988	23,626
Finished goods	18,190	22,294
Total inventory and cost of contracts in progress, gross	75,257	86,834
Inventory to which the U.S. government has title due to interim billings	(10,291)	(8,963)
Total inventory and cost of contracts in progress, net	$64,966	$77,871
(3) Property, Plant and Equipment, net
Property, plant and equipment, net consists of the following:

	April 2, 2017	July 3, 2016
Land and land improvements	$1,439	$1,429
Buildings and building improvements	28,085	27,660
Machinery and equipment	45,614	43,134
Construction in progress	3,347	1,372
Total property, plant and equipment	78,485	73,595
Less accumulated depreciation	(44,666)	(40,275)
Total property, plant and equipment, net	$33,819	$33,320

(4) Other Intangible Assets
The components of other intangible assets, net consist of the following:

	Net Carrying Value at July 3, 2016	Additions	Amortization	Net Carrying Value at April 2, 2017
Non-compete agreements	$2,193	$—	$(663)	$1,530
Customer relationships	32,625	—	(5,540)	27,085
Trademarks/Tradenames	1,382	—	(121)	1,261
Unpatented technology	733	—	(184)	549
Patents	—	10	(1)	9
Other intangible assets, net	$36,933	$10	$(6,509)	$30,434
(5) Debt
On September 11, 2014, the Company entered into a revolving line-of-credit facility with a group of banks (the “Credit Facility”). The Company amended the Credit Facility on April 13, 2015 and again on June 27, 2016. As of the June 27, 2016 amendment, the Credit Agreement permits the Company to borrow up to $175,000, and the Company has the right to request an increase of the facility in an amount of up to $50,000, subject to restrictions. The facility is secured by substantially all assets of the Company and its subsidiaries and expires on September 11, 2019. As of April 2, 2017, the Company had $82,166 available under the facility, which included letters of credit of $4,710 and capital leases of $502. The letters of credit balance includes a $3,114 standby letter of credit issued during the second quarter of fiscal 2017 to support environmental remediation obligations. (See Note 8, Commitments and Contingencies, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for further information). All borrowings under the Facility are classified as long-term.
Outstanding borrowings under the Credit Facility will bear interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six month periods, plus 1.00% to 3.00%, or at the bank’s base rate, as defined, plus 0.00%
to 2.00%, based upon the Company’s Total Funded Debt/EBITDA Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the Credit Facility ranging from 0.20% to 0.50%, based on the Company’s Total
Funded Debt/EBITDA Ratio, as defined. The Credit Facility includes representations, covenants and events of default that are customary for financing transactions of this nature. The effective interest rate on outstanding borrowings under the Credit
Facility was 3.65% at April 2, 2017. As a condition of the Credit Facility, the Company is subject to certain customary covenants, with which it was in compliance at April 2, 2017.
(6) Income Taxes
The Company recognized a discrete income tax expense of $350 in the second quarter of fiscal year 2017 for a tax event at its Vietnam subsidiary, a discrete income tax benefit of $121 in the third quarter of fiscal year 2017 related to the conclusion of a state tax audit and a discrete income tax benefit of $536 in the second quarter of fiscal year 2016 as a result of the reversal of previously accrued contingent purchase price consideration liability. The Company's effective income tax rate for interim periods was determined based on the Company's estimated annual effective tax rate for the applicable year using the federal statutory income tax rate, permanent tax differences, foreign income taxes and state income taxes. Excluding the discrete tax events described above, the Company's estimated annual effective rate for the third quarters and first three quarters of fiscal year 2017 and 2016 was determined to be approximately 35%.
(7) Defined Benefit Pension Plan

The Company has a frozen defined benefit pension plan. The Company recorded net periodic pension expense of $18 and $7 for the third quarter of fiscal year 2017 and 2016, respectively. Net periodic pension income was $55 for the first three quarters of fiscal year 2017 and net periodic pension income was $16 for the first three quarters of 2016, respectively. No contributions were made to the pension plan during the first three quarters of fiscal years 2017 and 2016, respectively.
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

The Company is a party to an environmental remediation matter in Albuquerque, New Mexico ("Coors Road"). As of April 2, 2017 and July 3, 2016, Sparton had accrued $6,197 and $6,701, respectively, as its estimate of the remaining minimum future discounted financial liability regarding this matter, of which $583 and $584, respectively, was classified as a current liability and included on the balance sheets in other accrued expenses. As of April 2, 2017 and July 3, 2016, the Company had accrued $1,606, in relation to expected reimbursements from the Department of Energy, which are included in other non-current assets on the balance sheets and are considered collectible.
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
The following table shows stock-based compensation expense (income) by type of share-based award included in the consolidated statements of income:

	For the Third Quarter of Fiscal Years		For the First Three Quarters of Fiscal Years
	2017	2016	2017	2016
Fair value expense of stock option awards	$48	$(111)	$145	$206
Restricted stock units	447	(444)	1,251	123
Restricted and unrestricted stock	(947)	(346)	(571)	(361)
Total stock-based compensation expense (income)	$(452)	$(901)	$825	$(32)
At the end of the third quarter of fiscal 2017, the Company recorded income of $986 for the reversal of previously recorded expense associated with certain stock-based compensation awards.
No stock options were granted during the first three quarters of fiscal year 2017. During the first three quarters of fiscal year 2016, the Company awarded an aggregate of 129,798 stock options to certain members of management with an average exercise price of $23.02, none of which were granted during the third quarter of fiscal year 2016. Unrestricted shares of 16,905 and 14,234 were granted to the Company's board of directors in the second quarter of fiscal year 2017 and 2016, respectively, as part of their annual compensation.
The following is a summary of activity for the first three quarters of fiscal year 2017 related to the 2010 Plan:

	Stock Options	Restricted stock units	Restricted shares
Outstanding at July 3, 2016	115,415	79,274	52,651
Granted	—	79,889	—
Forfeited	(10,630)	(6,029)	(26,739)
Vested	—	(25,000)	—
Outstanding at April 2, 2017	104,785	128,134	25,912
As of April 2, 2017, 33,829 stock options were exercisable, of which 20,011 vested in the first three quarters of fiscal year 2017, none of which vested in the third quarter.
(10) Earnings Per Share Data
The following table sets forth the computation of basic and diluted net income (loss) per share:

	For the Third Quarter of Fiscal Years		For the First Three Quarters of Fiscal Years
	2017	2016	2017	2016
Numerator:
Net income (loss)	$429	$1,136	$(370)	$3,798
Less net income allocated to contingently issuable participating securities	—	(9)	—	(36)
Net income (loss) available to common shareholders	$429	$1,127	$(370)	$3,762

Weighted average shares outstanding – Basic	9,818,789	9,789,807	9,804,908	9,784,544
Dilutive effect of stock options	—	—	—	—
Weighted average shares outstanding – Diluted	9,818,789	9,789,807	9,804,908	9,784,544

Net income (loss) available to common shareholders per share:
Basic	$0.04	$0.12	$(0.04)	$0.38
Diluted	$0.04	$0.12	$(0.04)	$0.38
The number of shares excluded from the calculation of diluted net income (loss) per share because the shares were either contingently issuable or their inclusion would be anti-dilutive was 258,831 and 244,912 for the third quarter and first three quarters of fiscal years 2017 and 2016, respectively.

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
Operating results and certain other financial information about the Company’s two reportable segments for the third quarters and first three quarters of fiscal years 2017 and 2016 were as follows:

	For the Third Quarter of Fiscal Year 2017
	MDS	ECP	Unallocated	Eliminations	Total
Net sales	$61,084	$37,053	$—	$(2,727)	$95,410
Gross profit	6,690	10,225	—	—	16,915
Selling and administrative expenses (incl. depreciation)	5,684	4,160	3,018	—	12,862
Internal research and development expenses	—	424	—	—	424
Operating income (loss)	(722)	5,270	(3,018)	—	1,530
Capital expenditures	1,291	260	708	—	2,259
Total assets at April 2, 2017	$149,989	$68,066	$9,430	$—	$227,485

	For the Third Quarter of Fiscal Year 2016
	MDS	ECP	Unallocated	Eliminations	Total
Net sales	$68,187	$37,566	$—	$(3,578)	$102,175
Gross profit	7,771	11,296	—	—	19,067
Selling and administrative expenses (incl. depreciation)	5,850	3,898	3,979	—	13,727
Internal research and development expenses	—	561	—	—	561
Restructuring charges	(258)	—	—	—	(258)
Operating income (loss)	231	6,424	(3,979)	—	2,676
Capital expenditures	473	496	995	—	1,964
Total assets at July 3, 2016	$167,277	$69,627	$9,094	$—	$245,998

	For the First Three Quarters of Fiscal Year 2017
	MDS	ECP	Unallocated	Eliminations	Total
Net sales	$193,468	$106,995	$—	$(7,287)	$293,176
Gross profit	22,341	27,757	—	—	50,098
Selling and administrative expenses (incl. depreciation)	17,221	11,529	10,448	—	39,198
Internal research and development expenses	—	1,308	—	—	1,308
Operating income (loss)	(250)	13,781	(10,448)	—	3,083
Capital expenditures	$1,960	$1,018	$1,851	$—	$4,829

	For the First Three Quarters of Fiscal Year 2016
	MDS	ECP	Unallocated	Eliminations	Total
Net sales	$209,730	$116,297	$—	$(13,632)	$312,395
Gross profit	25,056	33,670	—	—	58,726
Selling and administrative expenses (incl. depreciation)	18,377	11,210	12,104	—	41,691
Internal research and development expenses	—	1,512	—	—	1,512
Restructuring charges	2,102	—	—	—	2,102
Reversal of accrued contingent consideration	(1,530)	—	—	—	(1,530)
Operating income (loss)	48	19,684	(12,104)	—	7,628
Capital expenditures	$1,906	$769	$2,552	$—	$5,227

(12) New Accounting Standards
In May 2014, the Financial Accounting Standards ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers, which amends guidance for revenue recognition. Under the new standard, revenue will be recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. The standard creates a five-step model that will generally require companies to use more judgment and make more estimates than under current guidance when considering the terms of contracts along with all relevant facts and circumstances. These include the identification of customer contracts and separating performance obligations, the determination of transaction price that potentially includes an estimate of variable consideration, allocating the transaction price to each separate performance obligation, and recognizing revenue in line with the pattern of transfer. In August 2015, the FASB issued an amendment to defer the effective date for all entities by one year. The new standard will become effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016. Companies have the option of using either a full or modified retrospective approach in applying this standard. During fiscal 2016 and 2017, the FASB issued four additional updates which further clarify the guidance provided in ASU 2014-09. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases (Topic 842). ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for capital leases and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09 ("ASU 2016-09"), Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 will directly impact the tax administration of equity plans. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted and any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company has elected to early adopt ASU 2016-09 as of July 4, 2016 on a prospective basis. There was no impact on the Company's financial statements as a result of early adoption in the first quarter of fiscal year 2017.
In June 2016, the FASB issued ASU No. 2016-13 ("ASU 2016-13"), Financial Instruments—Credit Losses (Topic 326). ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15 ("ASU 2016-15"), Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.
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
In January 2017, the FASB issued ASU No. 2017-04 (“ASU 2017-04”), Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity may still perform the optional qualitative assessment for a reporting unit to determine if it is more likely than not that goodwill is impaired. ASU 2017-04 will be effective for fiscal years and interim periods beginning after December 15, 2019. ASU 2017-04 is required to be applied prospectively and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.
In March 2017, the FASB issued ASU No. 2017-07, (“ASU 2017-07”), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires that the service cost component be disaggregated from the other components of net benefit cost and provides guidance for separate presentation in the income statement. ASU 2017-07 also changes the rules for capitalization of costs such that only the service cost component of net benefit cost may be capitalized rather than total net benefit cost. ASU 2017-07 will be effective for fiscal years and interim periods beginning after December 15, 2017. ASU 2017-07 is required to be applied retrospectively for the income statement presentation and prospectively for the capitalization of the service cost component of net periodic pension cost. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

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
Consolidated Results of Operations
Presented below is comparative data and discussions regarding our consolidated results of operations for the third quarter and first three quarters of fiscal year 2017 compared to the third quarter and first three quarters of fiscal year 2016. Results of operations for any period less than one year are not necessarily indicative of results of operations that may be expected for a full year. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.
For the Third Quarter of Fiscal Year 2017 compared to the Third Quarter of Fiscal Year 2016
The following table presents selected consolidated statements of operations data (dollars in thousands):
CONSOLIDATED

	For the Third Quarter of Fiscal Years
	2017	% of Sales	2016	% of Sales
Net sales	$95,410	100.0%	$102,175	100.0%
Cost of goods sold	78,495	82.3	83,108	81.3
Gross profit	16,915	17.7	19,067	18.7
Selling and administrative expenses	12,862	13.5	13,727	13.4
Internal research and development expenses	424	0.4	561	0.6
Amortization of intangible assets	2,099	2.2	2,361	2.3
Restructuring charges	—	—	(258)	(0.2)
Operating income	1,530	1.6	2,676	2.6
Other expense, net	(1,055)	(1.1)	(928)	(0.9)
Income (loss) before income taxes	475	0.5	1,748	1.7
Income taxes	46	0.1	612	0.6
Net income	$429	0.4%	$1,136	1.1%
The decrease in net sales was a result of reduced sales of $6.2 million and $0.5 million in our MDS segment and ECP segment, respectively. The decrease in our gross profit was a result of the reduced sales volumes. Selling and administrative expense was lower due to the continued focused effort on cost containment and expense reduction.
The Company recognized a discrete income tax benefit of $0.1 million in the third quarter of fiscal year 2017 related to the conclusion of a state tax audit. Excluding this discrete tax event, the Company's estimated annual effective tax rate for the third quarter of fiscal years 2017 and 2016 was determined to be 35%.
Due to the factors described above, the Company reported net income of $0.4 million, or $0.04 earnings per share, basic and diluted, for the third quarter of fiscal year 2017, compared to net income of $1.1 million, or $0.12 earnings per share, basic and diluted, for the third quarter of fiscal year 2016.
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
Engineered Components and Products Segment
Engineered Components and Products segment operations are comprised of design, development and production of proprietary products for both domestic and foreign defense as well as commercial needs. Sparton designs and manufactures anti-submarine warfare ("ASW") devices known as sonobuoys for the U.S. Navy and foreign governments that meet Department of State licensing requirements. This segment also performs an engineering development function for the United States military and prime defense contractors for advanced technologies, ultimately leading to future defense products, as well as replacements for existing products. The sonobuoy product line is built to stringent military specifications. These products are restricted by International Tariff and Arms Regulations and qualified by the U.S. Navy, which limits opportunities for competition. This segment is also a provider of rugged electronics for military panel PC workstations, air traffic control and industrial and commercial marine applications, as well as high performance industrial grade computer systems and peripherals. Rugged electronics are manufactured for prime contractors, in some cases to specific military grade specifications. Additionally, this segment internally develops and markets commercial products for underwater acoustics and microelectromechanical (“MEMS”)-based inertial measurement.
MDS
The following table presents selected segment data (dollars in thousands):

	For the Third Quarter of Fiscal Years
	2017	% of Sales	2016	% of Sales	$ Chg
Gross sales	$61,084	100.0%	$68,187	100.0%	$(7,103)
Intercompany sales	(2,654)	(4.3)	(3,533)	(5.2)	879
Net sales	58,430	95.7	64,654	94.8	(6,224)
Gross profit	6,690	11.0	7,771	11.4	(1,081)
Selling and administrative expenses	5,684	9.3	5,850	8.6	(166)
Amortization of intangible assets	1,728	2.9	1,948	2.9	(220)
Restructuring charges	—	—	(258)	(0.4)	258
Operating income (loss)	$(722)	(1.2)%	$231	0.3%	$(953)
The $6.2 million decrease in net sales was due to the continued insourcing of a large customer in our medical end-market, the loss of a customer in our industrial end-market, the closure of our Lawrenceville facility as well as other volume reductions. These losses were offset by new revenue wins and increased volumes with other customers. MDS backlog was $118.0 million at April 2, 2017 compared to $160.3 million at March 27, 2016. Commercial orders, in general, may be rescheduled or canceled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the April 2, 2017 MDS backlog is currently expected to be realized in the next 12 months.
The decrease in gross profit is primarily due to lower sales volumes. Gross profit percentage decreased slightly as a result of revenue mix. The decrease in selling and administrative expense is due to lower compensation and related benefit costs partially offset by higher corporate allocated costs.

ECP
The following table presents selected segment data (dollars in thousands):

	For the Third Quarter of Fiscal Years
	2017	% of Sales	2016	% of Sales	$ Chg
Gross sales	$37,053	100.0%	$37,566	100.0%	$(513)
Intercompany sales	(73)	(0.2)	(45)	(0.1)	(28)
Net sales	36,980	99.8	37,521	99.9	(541)
Gross profit	10,225	27.6	11,296	30.1	(1,071)
Selling and administrative expenses	4,160	11.2	3,898	10.4	262
Internal research and development expenses	424	1.2	561	1.5	(137)
Amortization of intangible assets	371	1.0	413	1.1	(42)
Operating income	$5,270	14.2%	$6,424	17.1%	$(1,154)
The segment had decreases of $2.7 million in engineering sales to U. S. Navy, $1.0 million in domestic sonobuoy sales and $0.3 million in rugged electronics, partially offset by an increase of $3.4 million in foreign sonobuoy sales. Total sales to the U.S. Navy in the third quarter of fiscal years 2017 and 2016 were $19.7 million and $23.4 million, respectively. For the third quarter of fiscal years 2017 and 2016, sales to the U.S. Navy accounted for 21% and 23%, respectively, of consolidated Company net sales and 53% and 62%, respectively, of ECP segment net sales. ECP backlog was $124.4 million at April 2, 2017 compared to $111.4 million at March 27, 2016. A majority of the April 2, 2017 ECP backlog is currently expected to be realized in the next 18 months.
Gross profit decreased compared to the third quarter of the prior year due to performance within the Rugged Electronics platform as offset by additional margins provided by higher foreign sonobuoy sales. The increase in selling and administrative expense is due to higher corporate allocated costs.
Internal research and development expenses reflect costs incurred for the internal development of technologies for use in undersea warfare, navigation, hand held targeting applications as well as rugged electronics. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment.
Eliminations and Corporate Unallocated
The following table presents selected data (dollars in thousands):

	For the Third Quarter of Fiscal Years
	2017	2016	$ Chg
Intercompany sales elimination	$(2,727)	$(3,578)	$851
Selling and administrative expenses unallocated	3,018	3,979	(961)
Total corporate selling and administrative expenses before allocation to operating segments were $6.7 million and $7.3 million for the third quarter of fiscal year 2017 and fiscal year 2016, respectively, or 7.1% and 7.1% of consolidated sales, respectively. Of these costs, $3.7 million and $3.3 million, respectively, were allocated to segment operations in each of these periods.

For the First Three Quarters of Fiscal Year 2017 compared to the First Three Quarters of Fiscal Year 2016
The following table presents selected consolidated statement of operations data (dollars in thousands):
CONSOLIDATED

	For the First Three Quarters of Fiscal Years
	2017	% of Sales	2016	% of Sales
Net sales	$293,176	100.0%	$312,395	100.0%
Cost of goods sold	243,078	82.9	253,669	81.2
Gross profit	50,098	17.1	58,726	18.8
Selling and administrative expenses	39,198	13.4	41,691	13.4
Internal research and development expenses	1,308	0.5	1,512	0.5
Amortization of intangible assets	6,509	2.2	7,323	2.3
Restructuring charges	—	—	2,102	0.7
Reversal of accrued contingent consideration	—	—	(1,530)	(0.5)
Operating income	3,083	1.0	7,628	2.4
Other expense, net	(3,298)	(1.1)	(2,609)	(0.8)
Income (loss) before income taxes	(215)	(0.1)	5,019	1.6
Income taxes	155	—	1,221	0.4
Net income (loss)	$(370)	(0.1)%	$3,798	1.2%
The decrease in net sales was a result of reduced sales of $10.0 million and $9.2 million in our MDS segment and ECP segment, respectively.
Gross profit was negatively impacted in the current year by lower sales volumes in both the ECP and MDS segments as well as shift in product mix. The decrease in selling and administrative expense is due to the continued focused effort on cost containment in the MDS segment and the corporate office.
The Company recognized a discrete income tax expense of $0.4 million in the second quarter of fiscal year 2017 for a tax event at its Vietnam subsidiary, a discrete income tax benefit of $0.1 million in the third quarter of fiscal year 2017 related to the conclusion of a state tax audit and a discrete income tax benefit of $0.5 million in the second quarter of fiscal year 2016 as a result of the reversal of previously accrued contingent purchase price consideration liability. Excluding these discrete tax events, the Company's estimated annual effective rate for the first three quarters of fiscal 2017 and 2016 was determined to be approximately 35%.
Due to the factors described above, the Company reported net loss of $0.4 million, or $0.04 loss per share for the first three quarters of fiscal year 2017, compared to net income of $3.8 million, or $0.38 earnings per share for the first three quarters of fiscal year 2016.

MDS
The following table presents selected segment data (dollars in thousands):

	For the First Three Quarters of Fiscal Years
	2017	% of Sales	2016	% of Sales	$ Chg
Gross sales	$193,468	100.0%	$209,730	100.0%	$(16,262)
Intercompany sales	(7,187)	(3.7)	(13,402)	(6.4)	6,215
Net sales	186,281	96.3	196,328	93.6	(10,047)
Gross profit	22,341	11.6	25,056	11.9	(2,715)
Selling and administrative expenses	17,221	8.9	18,377	8.8	(1,156)
Amortization of intangible assets	5,370	2.8	6,059	2.9	(689)
Restructuring charges	—	—	2,102	1.0	(2,102)
Reversal of accrued contingent consideration	—	—	(1,530)	(0.8)	1,530
Operating income (loss)	$(250)	(0.1)%	$48	—%	$(298)
The $10.0 million decrease in net sales was due to the continued insourcing of a large customer in our medical end-market, the loss of a customer in our industrial end-market, the closure of our Lawrenceville facility as well as other volume reductions. These losses were offset by new revenue wins and increased volumes with other customers. Gross profit was negatively affected in the first three quarters of fiscal year 2017 by lower sales volumes. The selling and administrative expense decrease is primarily due to lower professional fees and compensation costs.
ECP
The following table presents selected segment data (dollars in thousands):

	For the First Three Quarters of Fiscal Years
	2017	% of Sales	2016	% of Sales	$ Chg
Gross sales	$106,995	100.0%	$116,297	100.0%	$(9,302)
Intercompany sales	(100)	(0.1)	(230)	(0.2)	130
Net sales	106,895	99.9	116,067	99.8	(9,172)
Gross profit	27,757	26.0	33,670	29.0	(5,913)
Selling and administrative expenses	11,529	10.8	11,210	9.7	319
Internal research and development expenses	1,308	1.2	1,512	1.3	(204)
Amortization of intangible assets	1,139	1.1	1,264	1.1	(125)
Operating income	$13,781	12.9%	$19,684	16.9%	$(5,903)
The decrease in sales is primarily from reduced engineering sales to the U.S. Navy and Rugged Electronics sales, partially offset by increased sales in domestic and foreign sonobuoys. Total sales to the U.S. Navy in the first three quarters of fiscal years 2017 and 2016 were approximately $61.8 million and $69.9 million, respectively. For the first three quarters of fiscal years 2017 and 2016, sales to the U.S. Navy accounted for 21% and 22%, respectively, of consolidated Company net sales and 58% and 60%, respectively, of ECP segment net sales.
Gross profit was negatively impacted in the current year by lower sales volumes and unabsorbed fixed overhead costs due to new program launch activity compared to the same period last year. The increase in selling and administrative expense is due to higher corporate allocated costs.
Internal research and development expenses reflect costs incurred for the internal development of technologies for use in navigation, oil and gas exploration and flat panel display technology. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment.
Eliminations and Corporate Unallocated
The following table presents selected consolidated statement of income data (dollars in thousands):

	For the First Three Quarters of Fiscal Years
	2017	2016	$ Chg
Intercompany sales elimination	$(7,287)	$(13,632)	$6,345
Selling and administrative expenses unallocated	10,448	12,104	(1,656)
Total corporate selling and administrative expenses before allocation to operating segments were $21.0 million and $22.2 million for the third quarter of fiscal year 2017 and fiscal year 2016, respectively, or 7.2% and 7.1% of consolidated sales, respectively. Of these costs, $10.6 million and $10.1 million, respectively, were allocated to segment operations in each of these periods.
Liquidity and Capital Resources
As of April 2, 2017, the Company had $82.2 million available under its $175.0 million credit facility, reflecting borrowings under the facility of $87.6 million, letters of credit of $4.7 million and capital leases of $0.5 million. The letters of credit balance includes a $3.1 million standby letter of credit issued during the second quarter of fiscal year 2017 to support environmental remediation obligations. (See Note 8, Commitments and Contingencies, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for further information)
As a condition of the Credit Facility, the Company is subject to certain customary covenants, with which it was in compliance at April 2, 2017.
The Company currently expects to meet its liquidity needs through a combination of sources including, but not limited to, operations and its revolving line-of-credit. With the above sources providing the expected cash flows, the Company currently believes that it will have sufficient liquidity for its anticipated needs over the next 12 months, but no assurances regarding liquidity can be made.

	For the First Three Quarters of Fiscal Years
CASH FLOWS	2017	2016
Operating activities, excluding net changes in working capital	$11,830	$14,234
Net changes in working capital	3,676	7,074
Operating activities	15,506	21,308
Investing activities	(4,812)	(4,256)
Financing activities	(9,794)	(31,132)
Net changes in working capital related cash flows in the first three quarters of fiscal year 2017 primarily reflect decreased inventories partially offset by decreased accounts payable and accrued expenses. Working capital related cash flows in the first three quarters of fiscal year 2016 primarily reflect collections of accounts receivables and increased accounts payable and accrued expenses, partially offset by decreased inventories.
Net cash flows from investing activity for the first three quarters of fiscal year 2017 and 2016 reflect net capital expenditures of $5.0 million and $5.2 million, respectively.
Net cash used in financing activities in the first three quarters of fiscal year 2017 reflects $9.6 million of net payments under the Company's Credit Facility as compared to $31.1 million in net payments for the first three quarters of fiscal year 2016.
Commitments and Contingencies
See Note 8, Commitments and Contingencies, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a discussion of the Company's commitments and contingencies.
Contractual Obligations
Information regarding the Company’s long-term debt obligations, environmental liability payments, operating lease payments and other commitments is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for fiscal year ended July 3, 2016. As of July 3, 2016, there were $49.0 million of non-cancelable purchase orders outstanding, $97.2 million of debt, $9.8 million of operating lease payments and a liability related to performance based billings was eliminated. As of April 2, 2017, compared to July 3, 2016, the non-cancelable purchase orders outstanding increased to $52.6 million, debt decreased to $87.6 million, operating lease payments, net of subleases, increased to $10.0 million and the liability related to performance based billings was unchanged. Other than as noted above, there have been no material changes in the nature or amount of the Company’s contractual obligations since fiscal year end 2016.
Off-Balance Sheet Arrangements
The Company has standby letters of credit outstanding of $4.7 million at April 2, 2017, principally to support environmental remediation obligations and insurance arrangements. Other than these standby letters of credit and the operating lease commitments referenced above, we have no off-balance sheet arrangements that would have a current or future material effect on our financial condition, changes in financial condition, revenue, expense, results of operations, liquidity, capital expenditures or capital resources.
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
•Revenue recognition
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
The Company’s revolving credit line, when drawn upon, is subject to future interest rate fluctuations which could potentially have a negative impact on cash flows of the Company. The Company had $87.6 million outstanding under its Credit Facility at April 2, 2017. A prospective increase of 100 basis points in the interest rate applicable to the Company’s outstanding borrowings under its Credit Facility would result in an increase of $0.9 million in our annual interest expense. The Company is not party to any currency exchange or interest rate protection agreements as of April 2, 2017.

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
There have been no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of fiscal year 2017 ended April 2, 2017, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Sparton Corporation

Date: May 9, 2017	By:	/s/ JOSEPH J. HARTNETT
Joseph J. Hartnett
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2017	By:	/s/ JOSEPH G. MCCORMACK
Joseph G. McCormack
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)