Form 10-K
period 2017-07-02
SPARTON CORP
filed 2017-09-14
CIK 92679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: July 2, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold (based on the closing price on the New York Stock Exchange) as of December 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $227,525,000. For purposes of this computation, affiliates of the registrant include the registrant’s executive officers and directors and their respective affiliates as of December 30, 2016.
As of September 8, 2017 there were 9,860,635 shares of common stock, $1.25 par value per share, outstanding.

Documents Incorporated by Reference
Part III incorporates information by reference to the registrant’s definitive proxy statement for its 2017 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year.

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
On July 7, 2017, the Company, an Ohio corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, Ultra Electronics Holdings plc, a company organized under the laws of England and Wales (“Parent" or "Ultra”), and Ultra Electronics Aneira Inc., an Ohio corporation and an indirect wholly owned subsidiary of Parent (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”) with the Company surviving the Merger as a wholly owned subsidiary of Parent.
At the effective time of the Merger, each issued and outstanding share of common stock, par value $1.25 per share, of the Company (each, a “Share”) (other than (i) Shares that immediately prior to the effective time of the Merger are owned by Parent, Merger Sub or any other wholly owned subsidiary of Parent or owned by the Company or any wholly owned subsidiary of the Company (including as treasury stock) and (ii) Shares that are held by any record holder who is entitled to demand and properly demands payment of the fair cash value of such Shares as a dissenting shareholder pursuant to, and who complies in all respects with, the provisions of Section 1701.85 of the Ohio General Corporation Law (the “OGCL”)) will be cancelled and converted into the right to receive $23.50 per Share in cash, without interest.
The Merger Agreement provides for certain other termination rights for both the Company and Ultra, and further provides that, upon termination of the Merger Agreement under certain specified circumstances, the Company will be required to pay Ultra a termination fee of $7.5 million or Ultra will be required to pay Company a termination fee of $7.5 million.
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
The understanding of the market needs is critical for our success. We are well positioned with our capabilities to meet our current organic growth plans. Historically, acquisitions have been an important element of the growth strategy for the MDS segment. The segment recently had supplemented its organic growth by identifying, acquiring and integrating acquisition opportunities that resulted in broader, more sophisticated product and service offerings while diversifying and expanding the Company's customer base and markets. Today, the Company's focus is on organic growth.
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
ECP Segment
ECP segment operations are comprised of design, development and production of proprietary products for both domestic and foreign defense markets, as well as for commercial needs. ECP designs and manufactures ASW devices known as sonobuoys for the U.S. Navy and for foreign governments that meet Department of State licensing requirements. This segment also performs an engineering development function for the United States military and prime defense contractors for advanced technologies, primarily in the Undersea Warfare space, ultimately leading to future defense products, as well as replacements for existing products. Specifically, the sonobuoy product line is built to stringent military specifications. These products are restricted by International Tariff and Arms Regulations (“ITAR”) and qualified by the U.S. Navy, which limits opportunities for competition. This segment is also a provider of rugged flat panel display systems for military panel PC workstations, air traffic control and industrial and commercial marine applications, as well as high performance industrial grade computer systems and peripherals. Rugged displays are manufactured for prime contractors, in some cases to specific military grade specifications. Additionally, this segment internally develops and markets commercial products for underwater acoustics and microelectromechanical (“MEMS”)-based inertial measurement.
Sparton is a 50/50 joint venture (“JV”) partner with UnderSea Sensor Systems, Inc. (“USSI”), the only other major producer of U.S. derivative sonobuoys. USSI's parent company is Ultra Electronics Holdings plc, based in the United Kingdom. The JV operates under the name ERAPSCO and allows Sparton and USSI to combine their own unique and complementary backgrounds to jointly develop and produce U.S. derivative sonobuoy designs for the U.S. Navy as well as for foreign governments that meet Department of State licensing requirements. ERAPSCO maintains the DBA Sonobuoy TechSystems through which it conducts business directly with foreign governments. In concept, and in practice, ERAPSCO serves as a pass-through entity maintaining no funds or assets. While the JV provides the opportunity to maximize efficiencies in the design and development of the related sonobuoys, both of the joint venture partners function independently as subcontractors; therefore, there is no separate entity to be accounted for or consolidated. The Board of Directors of ERAPSCO has the responsibility for the overall management and operation of the JV. The six member board consists of equal representation (full time employees) from both JV partners for three year terms. Personnel necessary for the operation of ERAPSCO, specifically a president, vice president, general manager, contract administrator and financial manager, are similarly assigned by the JV partners for rotating three year terms and the costs of these assigned individuals are borne by the party assigning the personnel. In response to a customer request for proposal (“RFP”) that ERAPSCO will bid on, the Board of Directors of ERAPSCO approves both the composition of a response to the RFP and the composite bid to be submitted to the customer based on financial thresholds set forth in the JV agreement. The Board of Directors of ERAPSCO strives to divide the aggregate contract awards at a 50/50 share ratio. Each JV partner bears the costs it incurs associated with the preparation and submission of proposals. Each JV partner submits to ERAPSCO a proposal for the estimated price of performing that portion of the RFP applicable to it. Upon award of a contract to the JV, separate subcontracts are generated between ERAPSCO and each of the JV partners defining the responsibilities and compensation. These subcontracts contain terms and conditions consistent with the prime contract. Each JV partner is responsible to ERAPSCO for the successful execution of its respective scope of work under its subcontract and each JV partner is individually accountable for the profit or losses sustained in the execution of the subcontract against its respective bid. In some instances, either Sparton or USSI handles the complete production and delivery of sonobuoys to ERAPSCO's customer. In other instances, either Sparton or USSI starts the production and ship completed subassemblies to the other party for additional processing before being delivered to the customers. Under ERAPSCO, individual contract risk exposures are reduced, while the likelihood of achieving U.S. Navy and other ASW objectives is enhanced. ERAPSCO has been in existence since 1987 and historically, the agreed upon products included under the JV were generally developmental sonobuoys. In 2007, the JV expanded to include all future sonobuoy development and substantially all U.S. derivative sonobuoy products for customers outside of the United States. The JV was further expanded three years later to include all sonobuoy products for the U.S. Navy beginning with U.S. Navy's 2010 fiscal year contracts.
While the ERAPSCO agreement provides certain benefits to Sparton as described above, the Company does not believe that it is substantially dependent upon this agreement to conduct its business. If in the future, Sparton determines that this commercial arrangement is no longer beneficial, the Company has the ability to terminate the joint venture in relation to future business awards and return to independent bidding for U.S. Navy and foreign government sonobuoy contracts.
New internally funded products are under development for sale as commercial products to the navigation, heading and positioning systems applications markets. Markets for these products include autonomous underwater and ground vehicles, handheld laser range finders, as well as unattended aerial vehicles as our product offerings grow. The principal example of such products is a family of precision inertial sensors for applications such as navigation or undersea petroleum exploration. Competition among companies that build these products is intense and dynamic. As such, development of our commercial products requires the identification of sustainable competitive advantages (“SCA”) prior to investment to ensure there is a viable market for our products. Each new product must advance the technology available to the market enough to overcome the inherent inertia preventing potential customers from switching from competitor's products. Likewise, existing products are evaluated periodically to ensure their SCA is still maintained and if not, either redesign or end-of-life occurs. The expansion of our commercial product lines leverages the intrinsic engineering talent at Sparton and capitalizes on the sonobuoy product volumes to provide technological as well as economies of scale advantages. Pursuit of commercial markets and all sales and profits from this endeavor are not a part of the ERAPSCO JV.
During fiscal years 2017, 2016 and 2015, Sparton incurred internally funded research and development (“IR&D”) expenses of $1.7 million, $2.3 million and $1.5 million, respectively, for the internal development of technologies. Customer funded R&D costs, which are usually part of a larger production agreement, totaled $5.6 million, $16.7 million and $9.9 million for fiscal years 2017, 2016 and 2015, respectively.

Sonobuoy and related engineering services, including sales to the U.S. Navy and foreign governments, accounted for 29%, 28% and 29% of consolidated revenue for fiscal years 2017, 2016 and 2015, respectively. Sales to the U.S Navy accounted for 23%, 22% and 25% of consolidated revenue for fiscal years 2017, 2016 and 2015, respectively. The U.S. Navy issues multiple contracts annually for its sonobuoy and engineering requirements. The loss of U.S. Navy sonobuoy sales would have a material adverse financial effect on the Company. While the overall relationship with the U.S. Navy is important to Sparton, the Company does not believe that it is substantially dependent on any individual contract or agreement with the U.S. Navy, other than the Subcontract, effective December 4, 2014, between Sparton DeLeon Springs, LLC and ERAPSCO; the Subcontract, effective November 4, 2015, between Sparton DeLeon Springs, LLC and ERAPSCO; the Subcontract, effective January 19, 2017, between Sparton DeLeon Springs, LLC and ERAPSCO; the Subcontract, effective January 18, 2017, between Sparton DeLeon Springs, LLC and ERAPSCO; and the Subcontract, effective September 7, 2017, between Sparton DeLeon Springs, LLC and ERAPSCO (collectively, the “Material Subcontracts”). Each of the Material Subcontracts is filed as an exhibit to this Annual Report on Form 10-K, and each has been issued pursuant to a U.S. Navy one year Indefinite Delivery Indefinite Quantity contract with four option years (the “IDIQ Contract”). The IDIQ Contract is also considered a material contract to the Company and is filed as an exhibit to this Annual Report on Form 10-K. Pursuant to the currently effective subcontracts issued pursuant to the IDIQ, including certain of the Material Subcontracts, Sparton will supply sonobuoys to the U.S. Navy through ERAPSCO based on total subcontract awards received by Sparton DeLeon Springs, LLC in fiscal 2017 of approximately $88.6 million.
United States Navy contracts allow Sparton to submit performance based billings, which are then applied against inventories purchased and manufacturing costs incurred by the Company throughout its performance under these contracts. Inventories were reduced by performance based payments from the U.S. Navy for costs incurred related to long-term contracts, thereby establishing inventory to which the U.S. Navy then has title, of $8.5 million and $9.0 million, respectively, at July 2, 2017 and July 3, 2016. At July 2, 2017 and July 3, 2016, current liabilities include performance based payments of $1.7 million and $0.0 million, respectively, on Navy contracts. As these payments are in excess of cost, there is no inventory to which the government would claim title and, therefore, no offset to inventory has been made.
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
While a significant portion of the Company's revenue is from customers based in the United States, the Company has sales to customers throughout the world. See Note 17, Business, Geographic and Sales Concentration, of the "Notes to

Consolidated Financial Statements" in this Form 10-K for financial information regarding the Company's geographic sales concentration and locations of long-lived assets.
At July 2, 2017, Sparton employed 1,710 people, including 156 contractors. None of the Company's employees are represented by a labor union. The Company considers employee relations to be good.

Executive Officers of the Registrant
Information with respect to executive officers of the Registrant is set forth below. The positions have been held for the periods noted.

Joseph J. Hartnett
Interim President and Chief Executive Officer of Sparton Corporation since February 2016. Previously, Mr. Hartnett served as the Chairman of the Board of Directors of the Company. Prior to that, Mr. Hartnett served as President, Chief Executive Officer and Chief Operating Officer of Ingenient Technologies, Inc. a multimedia software development company, from 2008 through 2010. Before that date, Mr. Hartnett held the positions of Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer with U.S. Robotics Corporation. (Age 61)

Joseph G. McCormack
Senior Vice President and Chief Financial Officer since September 2015. Previously, Mr. McCormack served as Senior Financial Consultant to the Company since June 2015. Prior to that Mr. McCormack was a senior financial consultant from May 2012 to June 2015 and was Chief Financial Officer of Ingenient Technologies from December 2005 to May 2012. (Age 54)

Gordon B. Madlock
Senior Vice President, Operations since January 2009. Previously, Mr. Madlock held the position of Senior Vice President of Operations for Citation Corporation in Novi, MI since September 1999. (Age 59)

Steven M. Korwin
Senior Vice President, Quality and Engineering since September 2009. Previously, Mr. Korwin held the position of Group Vice President, Electronic Manufacturing Services since December 2008. Prior to that date, Mr. Korwin held the position of Vice President of Quality and Engineering for Citation Corporation in Novi, MI since October 2005. (Age 54)

Joseph Schneider
Senior Vice-President, Sales and Marketing, since May 2015.  Previously, Mr. Schneider held the position of Vice President for Siemens Healthcare Diagnostics in the In Vitro Diagnostics segment since 2012.  Prior to that, Mr. Schneider led sales and marketing efforts for newly acquired Siemens Industry, Inc. industrial businesses since 2010. (Age 50)

Michael A. Gaul
Group Vice President, Medical Manufacturing and Design Services since January 2014. Prior to that, Mr. Gaul held the position of General Manager of the Strongsville, Ohio medical manufacturing facility since September, 2011. Prior to that, Mr. Gaul held the positions of Vice President, Operations and COO at SynCardia Systems since April 2005. Prior to that, Mr. Gaul held the position of Vice President of Manufacturing Operations for Ventana Medical since May 2003. His industry experience includes Medical Devices and Reagents, Complex Capital Automation Equipment, Public Safety Communication Systems and Industrial Controls and Instrumentation. (Age 63)

James M. Lackemacher
Group Vice President, Engineered Components and Products since January 2014. Previously, Mr. Lackemacher held the position of Vice President/General Manager, Defense and Security Systems Business Unit since April 2005. (Age 55)

James D. Shaddix II
Group Vice President, Military & Aerospace Manufacturing Services since January 2014. Prior to that, Mr. Shaddix held the position of General Manager of the Frederick, Colorado medical manufacturing facility since August 2011. Prior to that, Mr. Shaddix held various positions including General Manager for Citation Corporation since July 1999. (Age 53)

Christopher A. Ratliff
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
The pending merger transaction with Ultra may not be completed on the terms or anticipated timeline or at all. The completion of the pending merger transaction with Ultra is subject to certain conditions, including (i) approval by our shareholders, (ii) approval of the transactions contemplated by the Merger Agreement for the purposes of Chapter 10 of the Listing Rules of the United Kingdom Listing Authority; (iii) the periods applicable to the consummation of the merger under the Investment Canada Act shall have expired, lapsed or been terminated and any applicable regulatory clearance shall have been obtained, (iv) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (v) all periods applicable to the consummation of the Merger under the antitrust or competition Laws of each applicable non-U.S. jurisdiction shall have expired, lapsed or been terminated and all antitrust or competition regulatory clearances applicable to the consummation of the merger in each such jurisdiction shall have been obtained or waived, (vi) approval from The Committee on Foreign Investment in the United States, (vii) approval from the Defense Security Service of the United States Department of Defense, (viii) expiration or waiver under ITAR; and (ix) other closing conditions set forth in the Merger Agreement. There can be no assurance that such conditions will be satisfied in a timely manner or at all, or that an effect, event, development or change will not occur that could delay or prevent the closing conditions from being satisfied.
The pending merger transaction may not be completed, which may adversely affect our business.
If the merger with Ultra is not completed, the trading price of our common stock may decline to the extent that the market price of the common stock reflects positive market assumptions that the merger will be completed and the related benefits will be realized. We could also be subject to other risks if the merger is not completed, including:

•	the requirement in the Merger Agreement that, under certain circumstances, we pay Ultra a termination fee of $7.5 million;

•
incurring costs related to the merger transaction, such as legal, accounting, financial advisory and other costs that have already been incurred or will continue to be incurred until closing of the transaction;

•	potential reputational harm due to any failure to successfully complete the merger transaction;

•
potential disruption to our business, such as distraction of our employees to pursue other opportunities that could be beneficial to the Company, without the merger transaction actually being completed; and

•	potential disruption to our ERAPSCO joint venture and/or potential difficulties negotiating a new merger transaction given a failed transaction with Ultra;

•	Uncertainties and disruption caused by potential plant closures and possible restructuring;

•	Need to renegotiate credit facility to provide for additional liquidity to meet working capital needs;

•	Potential disruption to our business to possible loss of customers and possible changes in vendor terms as a result of uncertainties.
If the pending merger transaction with Ultra is completed, our shareholders would not benefit from potential future appreciation in the value of the Company.
If the pending merger transaction with Ultra is consummated, shareholders will no longer hold shares in the Company and, therefore, will not be entitled to benefit from any potential future appreciation in the value of the Company. In addition, in the absence of the merger transaction, the Company could have various opportunities to enhance its value. Therefore, if the merger transaction is consummated, our shareholders will forgo any future appreciation in the value of the Company.
If the pending merger transaction with Ultra is not consummated by January 31, 2018 (unless extended under the Merger Agreement), either of the Company or Ultra may terminate the Merger Agreement.
The Company or Ultra may terminate the Merger Agreement if the merger transaction has not closed by January 31, 2018 (subject to a two-month extension at the election of either Ultra or the Company, and a second extension for an additional four months in the sole discretion of Ultra, if certain conditions have not been satisfied). The Merger Agreement provides for certain other termination rights for both the Company and Ultra, and further provides that, upon termination of the Merger

Agreement under certain specified circumstances, the Company will be required to pay Ultra a termination fee of $7.5 million or Ultra will be required to pay Company a termination fee of $7.5 million.
The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company.
The Merger Agreement contains provisions that, subject to certain limited exceptions, restrict our ability to solicit, initiate, knowingly encourage or otherwise facilitate any merger transaction or acquisition proposals.
Those provisions could discourage a potential competing buyer that might have an interest in acquiring all or a part of the Company’s business from considering or making a competing acquisition proposal, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than that market value proposed to be received or realized in the merger transaction. The provisions could also cause a potential competing buyer to propose to pay a lower price than it might otherwise have proposed to pay because of the expense of a termination fee that may become payable in certain circumstances under the Merger Agreement.
Our Board and executives have different interests in the Ultra merger than those of our shareholders.
The Company’s directors and executive officers have certain interests in the merger that may be different from, or in addition to, the interests of other Company shareholders. These interests include restricted stock, restricted stock units and stock options held by Company’s executive officers and by directors of the Company immediately prior to the closing that may be cancelled in exchange for a cash payment. Further, our officers are party to employment agreements with the Company and may receive payments upon termination or change of control and could receive other additional payments, all as disclosed in the proxy statement.
An adverse judgment in a lawsuit challenging the pending Ultra transaction may prevent the transaction from becoming effective.
The Company and the members of our board of directors were named as defendants in four federal securities class actions purportedly brought on behalf of all holders of the Company’s common stock challenging the pending merger transaction with Ultra. The lawsuits generally sought, among other things, to enjoin the defendants from proceeding with the shareholder vote on the merger at the special meeting or consummating the merger transaction unless and until the Company disclosed the allegedly omitted information. The complaints also sought damages allegedly suffered by the plaintiffs as a result of the asserted omissions, as well as related attorneys’ fees and expenses.
After discussions with counsel for the plaintiffs, the Company included certain additional disclosures in the proxy statement soliciting shareholder approval of the Merger. The Company believes the demands and complaints are without merit, there were substantial legal and factual defenses to the claims asserted, and the proxy statement disclosed all material information prior to the inclusion of the additional disclosures. The Company made the additional disclosures to avoid the expense and burden of litigation. On September 1, 2017, the court dismissed the lawsuits with prejudice with respect to lead plaintiffs in the lawsuits and without prejudice as to all other shareholders. The Company and plaintiffs must still attempt to resolve the appropriate amount of attorneys’ fees, if any, to be awarded to plaintiffs’ counsel.
Shareholders may file additional lawsuits challenging the Ultra merger transaction, which may name the Company, members of the board of directors or others as defendants. No assurance can be made as to the outcome of such lawsuits, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the pending merger transaction on the agreed-upon terms, such an injunction may delay the completion of the transaction in the expected timeframe, or may prevent the transaction from being completed altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of business.
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
We generally do not obtain long-term purchase commitments from our customers. Customers may cancel orders, delay the delivery of orders or release orders for fewer products than we previously anticipated for a variety of reasons, including decreases in demand for their products and services. Such changes by a significant customer, by a group of customers, or by a single customer whose production is material to an individual facility could seriously harm results of operations in that period. In addition, since much of our costs and operating expenses are relatively fixed, a reduction in customer demand would adversely affect our margins and operating income. Although we are always seeking new opportunities, we cannot be assured that we will be able to replace deferred, reduced or canceled orders.
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
For fiscal year 2017, our ten largest customers, including the U.S. Navy, accounted for 50% of total net sales. The U.S. Navy, an ECP customer through the Company’s ERAPSCO agreement, represented 23% of our total net sales. We expect to continue to depend upon a relatively small number of customers, but we cannot ensure that present or future large customers will not terminate, significantly change, reduce or delay their manufacturing arrangements with us. Because our major customers represent such a large part of our business, the loss of any of our major customers or reduced sales to these customers could negatively impact our business.
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

We have a revolving line-of-credit facility with a group of banks which is secured by substantially all the assets of the Company. We anticipate that our credit facility will be a component of our available working capital during fiscal year 2018. However, there are no assurances that the line-of-credit will be sufficient for all purposes. Additionally, if vendors of electronic components restrict or reduce credit to us for the purchase of raw materials as a result of general market conditions, the vendor’s credit status, or our financial position, it could adversely affect liquidity, cash flows and results of operations. See “Liquidity and Capital Resources” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K for more information related to the Company’s credit facility.
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
The Company has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At July 2, 2017, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded, could be up to $2.5 million before income taxes over the next thirteen years, with this amount expected to be offset by related reimbursement from the United States Department of Energy for a net amount of $1.6 million.
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
We rely in part on various IT systems to manage our operations and to provide analytical information to management. In addition, a significant portion of internal communications, as well as communication with customers and suppliers, depends on information technology. We are exposed to the risk of cyber incidents in the normal course of business and we have been the subject of such cyber incidents. Cyber incidents may be deliberate attacks for the theft of intellectual property, money or sensitive information (including our customers) or may be the result of unintentional events. Like most companies, the Company's information technology systems may be vulnerable to interruption due to a variety of events beyond the Company's control, including, but not limited to, natural disasters, terrorist attacks, power and/or telecommunications failures, computer viruses, hackers and other security issues. The Company has technology security initiatives and disaster recovery plans in place to mitigate the Company's risk to these vulnerabilities, but these measures may not be adequate or implemented properly to ensure that the Company's operations are not disrupted. Potential consequences of a material cyber incident include damage to our reputation, litigation, inefficiencies or production down-times, increased cyber security protection and remediation costs, including potential exposure to customers. Such consequences could have a negative impact on our ability to meet customers’ orders, resulting in a delay or decrease to our revenue and a reduction to our operating margins.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
The following is a listing of Sparton’s principal properties as of July 2, 2017. As described below, Sparton owns some of these properties and leases others. These facilities provide a total of approximately 858,000 square feet of manufacturing and administrative space. There are manufacturing and office facilities at most locations. Sparton’s manufacturing facilities in aggregate are underutilized. Underutilized percentages vary by plant; however, ample space exists to accommodate expected growth. Sparton believes these facilities are suitable for its operations.

Segment/Location	Square Feet	Ownership	Time remaining on existing lease term		Additional lease terms at Company's option
Manufacturing & Design Services Segment:
Strongsville, Ohio	60,000	Owned	—		—
Frederick, Colorado	65,000	Leased	5 years		—
Watertown, South Dakota	125,000	Owned	—		—
Plymouth, Minnesota	10,000	Leased	4 years		5 years
Irvine, California	30,000	Sub-leased	1 year		2 years	(a)
Pittsford, New York	12,000	Leased	3 years		5 years
Brooksville, Florida	125,000	Owned	—		—
Thuan An District, Binh Duong Province, Vietnam (Outside of Ho Chi Minh City)	55,000	Owned	—		—
Plaistow, New Hampshire	20,000	Leased	3 years		3 years
Irvine, California	24,000	Leased	5 months		—	(d)
Irvine, California	33,000	Leased	8 years		5 years	(e)
Milpitas, California	62,000	Leased	3.5 years		5 years
Engineered Components and Products Segment:
De Leon Springs, Florida	183,000	Owned	—		—
Birdsboro, Pennsylvania	41,000	Leased	1 year		5 years	(b)
Woodbridge, Ontario, Canada	21,000	Leased	3 years	(c)	5 years	(c)
Corporate Office:
Schaumburg, Illinois	22,000	Leased	8 years		5 years

(a) Irvine, California location sub-lease terminates May 31, 2018. This facility is not used for manufacturing or administrative purposes
(b) Lease terms include two option periods of five years each
(c) Lease terms include two leased facilities with identical lease termination and options to extend
(d) Lease term terminates December 1, 2017; no renewal
(e) Lease term began on April 28, 2017
While the Company owns the building and other assets in Vietnam, the land is occupied under a long-term lease covering forty years of which twenty-eight years remain. This lease is prepaid, with the cost amortized over the term of the lease and carried in other long-term assets on our balance sheet.
As of July 2, 2017, substantially all of our assets, including real estate, are pledged as collateral to secure any potential borrowings under our revolving line-of-credit facility. See Note 8, Debt, of the “Notes to Consolidated Financial Statements” in this Form 10-K for further information related to our credit facility.

ITEM 3.    LEGAL PROCEEDINGS
The Company and the members of our board of directors were named as defendants in four federal securities class actions purportedly brought on behalf of all holders of the Company’s common stock challenging the pending merger transaction with Ultra. The lawsuits generally sought, among other things, to enjoin the defendants from proceeding with the shareholder vote on the merger at the special meeting or consummating the merger transaction unless and until the Company disclosed the allegedly omitted information. The complaints also sought damages allegedly suffered by the plaintiffs as a result of the asserted omissions, as well as related attorneys’ fees and expenses.
After discussions with counsel for the plaintiffs, the Company included certain additional disclosures in the proxy statement soliciting shareholder approval of the Merger. The Company believes the demands and complaints are without merit, there were substantial legal and factual defenses to the claims asserted, and the proxy statement disclosed all material information prior to the inclusion of the additional disclosures. The Company made the additional disclosures to avoid the expense and burden of litigation. On September 1, 2017, the court dismissed the lawsuits with prejudice with respect to lead plaintiffs in the lawsuits and without prejudice as to all other shareholders. The Company and plaintiffs must still attempt to resolve the appropriate amount of attorneys’ fees, if any, to be awarded to plaintiffs’ counsel.
See Note 11, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” of this Form 10-K for information concerning legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “SPA”.
The table below sets forth the high and low closing prices of our common stock as reported by the NYSE for each quarter during the last two years:

	Quarter
	1st	2nd	3rd	4th
Fiscal year 2017
High	$26.26	$26.04	$24.00	$23.05
Low	$20.81	$21.57	$20.50	$17.16
Fiscal year 2016
High	$26.91	$25.31	$21.64	$22.45
Low	$21.21	$19.03	$12.46	$17.71
Holders. As of September 12, 2017, there were 284 record holders of our common stock. The number of record holders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries.
Dividends. The Company has not declared or paid dividends on our common stock in fiscal years 2017 and 2016.
Securities Authorized for Issuance Under Equity Compensation Plans. See our disclosure below in “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Performance Graph. The performance graph below compares the cumulative total shareholder return on our common stock for the past five fiscal years against the cumulative total return of a broad market index (Russell 2000 Index) and a peer group index, which is composed of AeroVironment, Inc., American Science and Engineering, Inc., Analogic Corporation, AngioDynamics, Inc., Astronics Corporation, CTS Corporation, Ducommun, Inc., Exactech, Inc., Integer Holdings Corporation (prior to July 1, 2016, known as Greatbatch, Inc.), Key Tronic Corporation, Kimball Electronics, Inc., Maxwell Technologies, Inc., Raven Industries, Inc., Sigmatron International Inc., SMTC Corp., Sypris Solutions, Inc., and Universal Electronics, Inc. The comparative peer group was selected based on a review of publicly available information about these companies and the Company’s determination that they are engaged in electronics manufacturing businesses similar to that of the Company or its reportable operating segments.
The graph assumes that $100.00 was invested in our common stock and in each index on June 30, 2012. The total return for the common stock and the indices used assumes the reinvestment of dividends, if any. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.
Comparison of Cumulative Total Return
Among Sparton Corporation,
Russell 2000 Index and Peer Group Index

	6/30/2012	6/30/2013	6/30/2014	6/30/2015	7/3/2016	7/2/2017
Sparton Corporation	100.00	174.14	280.20	275.96	226.77	222.12
Russell 2000 Index	100.00	124.21	153.57	163.53	153.17	190.05
Peer Group	100.00	123.52	149.62	136.39	124.63	155.17

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

	2017 (a)	2016 (a)	2015 (a)	2014 (a)	2013 (a) (b)
Operating results:
Net sales	$397,562	$419,362	$382,125	$336,501	$265,003
Cost of goods sold	325,663	339,214	307,311	271,551	219,192
Gross profit	71,899	80,148	74,814	64,950	45,811
Selling and administrative expenses	54,110	55,151	46,969	35,682	26,464
Internal research and development expenses	1,670	2,344	1,502	1,169	1,300
Amortization of intangible assets	8,498	9,592	6,591	3,422	1,575
Restructuring charges	—	2,206	—	188	55
Reversal of accrued contingent consideration	—	(1,530)	—	—	—
Impairment of goodwill	—	64,174	—	—	—
Legal settlement	—	—	2,500	—	—
Environmental remediation	—	—	—	4,238	—
Operating income (loss)	7,621	(51,789)	17,252	20,251	16,417
Total other expense, net	(4,377)	(3,710)	(2,297)	(649)	(245)
Income (loss) before income taxes	3,244	(55,499)	14,955	19,602	16,172
Income taxes	1,927	(17,216)	3,966	6,615	2,702
Net income (loss)	$1,317	$(38,283)	$10,989	$12,987	$13,470
Weighted average shares of common stock outstanding:
Basic	9,812,248	9,786,315	9,874,441	10,109,915	10,193,530
Diluted	9,812,273	9,786,315	9,885,961	10,141,395	10,228,687
Income (loss) per share of common stock:
Basic	$0.13	$(3.91)	$1.10	$1.28	$1.32
Diluted	0.13	(3.91)	1.10	1.28	1.32
Shareholders’ equity — per share	8.34	8.03	11.82	10.87	9.52
Cash dividends — per share	—	—	—	—	—
Other financial data:
Total assets	217,143	245,998	337,551	198,980	165,922
Working capital	56,182	68,167	116,962	75,443	51,184
Working capital ratio	2.04:1	2.09:1	2.99:1	2.83:1	1.92:1
Debt (including capital leases)	$74,936	$97,755	$154,500	$41,000	$11,539
Shareholders’ equity	81,868	78,628	116,879	110,115	96,072

(a)	Operating results of acquired businesses have been included in the Company’s consolidated financial results since the dates of respective acquisitions.

(b)	Fiscal years 2013 reflects the retroactive impact of the Company's fiscal year 2014 change in its revenue recognition policy related to its ECP sonobuoy sales.

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
On July 7, 2017, the Company, an Ohio corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, Ultra Electronics Holdings plc, a company organized under the laws of England and Wales (“Parent” or "Ultra"), and Ultra Electronics Aneira Inc., an Ohio corporation and an indirect wholly owned subsidiary of Parent (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”) with the Company surviving the Merger as a wholly owned subsidiary of Parent.
At the effective time of the Merger, each issued and outstanding share of common stock, par value $1.25 per share, of the

Company (each, a “Share”) (other than (i) Shares that immediately prior to the effective time of the Merger are owned by Parent, Merger Sub or any other wholly owned subsidiary of Parent or owned by the Company or any wholly owned subsidiary of the Company (including as treasury stock) and (ii) Shares that are held by any record holder who is entitled to demand and properly demands payment of the fair cash value of such Shares as a dissenting shareholder pursuant to, and who complies in all respects with, the provisions of Section 1701.85 of the Ohio General Corporation Law (the “OGCL”)) will be cancelled and converted into the right to receive $23.50 per Share in cash, without interest.
The Merger Agreement provides for certain other termination rights for both the Company and Ultra, and further provides that, upon termination of the Merger Agreement under certain specified circumstances, the Company will be required to pay Ultra a termination fee of $7.5 million or Ultra will be required to pay Company a termination fee of $7.5 million.
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
ECP
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
Consolidated Results of Operations
Presented below are more detailed comparative data and discussions regarding our consolidated and reportable segment results of operations for fiscal year 2017 compared to fiscal year 2016, and fiscal year 2016 compared to fiscal year 2015.
For fiscal year 2017 compared to fiscal year 2016
CONSOLIDATED
The following table presents selected consolidated statements of operations data (dollars in thousands):

	For fiscal years
	2017		2016
	Total	% of Sales	Total	% of Sales
Net sales	$397,562	100.0%	$419,362	100.0%
Cost of goods sold	325,663	81.9	339,214	80.9
Gross profit	71,899	18.1	80,148	19.1
Selling and administrative expenses	54,110	13.6	55,151	13.2
Internal research and development expenses	1,670	0.4	2,344	0.5
Amortization of intangible assets	8,498	2.2	9,592	2.3
Restructuring charges	—	—	2,206	0.5
Reversal of accrued contingent consideration	—	—	(1,530)	(0.4)
Impairment of goodwill	—	—	64,174	15.3
Operating income (loss)	7,621	1.9	(51,789)	(12.3)
Other expense, net	(4,377)	(1.1)	(3,710)	(0.9)
Income (loss) before income taxes	3,244	0.8	(55,499)	(13.2)
Income taxes	1,927	0.5	(17,216)	(4.1)
Net income (loss)	$1,317	0.3%	$(38,283)	(9.1)%

The decrease in net sales was a result of reduced sales of $14.6 million and $7.2 million in our MDS segment and ECP segment, respectively.
Gross profit was negatively impacted in the current year by lower sales volumes in both the ECP and MDS segments as well as shift in product mix slightly offset by favorable overhead in the MDS segment. The decrease in selling and administrative expense is due to the continued focused effort on cost containment in both the ECP and MDS segment offset slightly by higher costs at the corporate office.
Restructuring charges relate to the closing of the Company’s Lawrenceville, GA manufacturing operations and consolidation of its Irvine, CA design center into its Irvine, CA manufacturing operations.
Accrued contingent consideration related to Hunter of $1.2 million and RTEmd of $0.3 million, both in the MDS segment, was reversed in fiscal year 2016 as these acquired companies did not meet the required performance thresholds necessary to earn their respective contingent considerations.
Interest expense consists of interest and fees on the Company's outstanding debt and revolving credit facility, including amortization of financing costs. Interest expense was $4.4 million and $3.8 million for fiscal years 2017 and 2016, respectively. The comparative interest expense reflects increased interest rates, partially offset by average borrowings under the Company’s credit facility between the two periods, partially offset by lower amortization of loan financing fees, as fiscal year 2015 included accelerated amortization of loan financing fees in relation to the Company's old facility replaced during first quarter of fiscal year 2015. See Note 8, Debt, of the “Notes to Consolidated Financial Statements” in this Form 10-K for a further discussion of debt.
The decline in value in the MDS reporting unit in fiscal year 2016 was as a result of the underperformance of the Company’s most recent acquisition (Hunter Technology Corporation), and the inability to achieve sufficient organic growth to offset the loss of a large customer due to insourcing, as well as revenue declines due to fluctuations in customer demand across the MDS reporting unit. It was determined that goodwill within this reporting unit was fully impaired. As such, the Company recorded an impairment of goodwill charge of $64.2 million. The fair value of the Company’s ECP reporting unit was in excess of its carrying value and, as such, indicated no impairment of goodwill.
The Company recorded an income tax expense of $1.9 million, or 59.4% of income before income taxes in fiscal year 2017. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income or loss we earn in those jurisdictions, state income taxes and the domestic production activities deduction. Discrete items impacting our effective tax rate include return to provision adjustments, certain jurisdictional audit adjustments and changes in state apportionment factors. See Note 9, Income Taxes, of the “Notes to Consolidated Financial Statements” in this Form 10-K for a further discussion of income taxes.
Due to the factors described above, the Company reported net income of $1.3 million, or $0.13 income per share for fiscal year 2017, compared to net loss of $38.3 million, or $3.91 loss per share for the fiscal year 2016.
MDS
The following table presents selected consolidated statements of operations data (dollars in thousands):

	For fiscal years
	2017	% of Sales	2016	% of Sales	$ Chg	% Chg
Gross sales	$260,514	100.0%	$282,076	100.0%	$(21,562)	(7.6)%
Intercompany sales	(10,074)	(3.9)	(17,028)	(6.0)	6,954	(40.8)
Net sales	250,440	96.1	265,048	94.0	(14,608)	(5.5)
Gross profit	31,441	12.1	34,788	12.3	(3,347)	(9.6)
Selling and administrative expenses	23,123	8.9	23,813	8.4	(690)	(2.9)
Amortization of intangible assets	7,011	2.7	7,938	2.8	(927)	(11.7)
Restructuring charges	—	—	2,206	0.8	(2,206)	—
Reversal of accrued contingent consideration	—	—	(1,530)	(0.5)	1,530	—
Impairment of goodwill	—	—	64,174	22.8	(64,174)	—
Operating income (loss)	$1,307	0.5%	$(61,813)	(21.9)%	$63,120	N/A
The $14.6 million decrease in net sales was due to the continued insourcing of a large customer in our medical end-market, the loss of a customer in our industrial end-market, the closure of our Lawrenceville facility as well as other volume reductions. These losses were partially offset by new revenue wins and increased volumes with other customers. Gross profit was negatively affected in fiscal year 2017 by the lower sales volumes. The selling and administrative expense decrease is primarily due to lower compensation and facility costs.
Gross margin on MDS sales was negatively impacted in the current year by an unfavorable shift in product mix as compared to the prior year.
MDS backlog was $124.8 million at July 2, 2017 compared to $138.5 million at July 3, 2016. The decrease in backlog is primarily associated with customers that have executed previously reported insourcing strategies, which has been partially offset by backlog growth from new customers. Commercial orders, in general, may be rescheduled or canceled without significant penalty, as a result, may not be a meaningful measure of future sales. A majority of the July 2, 2017 MDS backlog is currently expected to be realized in the next 12 months.
Restructuring charges relate to the previously discussed closing of the Company’s Lawrenceville, GA manufacturing operations and consolidation of its Irvine, CA design center into its Irvine, CA manufacturing operations. The reversal of accrued contingent consideration related to Hunter and RTEmd, as previously discussed.
The decline in value in the MDS reporting unit in fiscal year 2016 was as a result of the underperformance of the Company’s most recent acquisition (Hunter Technology Corporation), and the inability to achieve sufficient organic growth to offset the loss of a large customer due to insourcing, as well as revenue declines due to fluctuations in customer demand across the MDS reporting unit. It was determined that goodwill within this reporting unit was fully impaired. As such, the Company recorded an impairment of goodwill charge of $64.2 million.
ECP
The following table presents selected consolidated statements of income data (dollars in thousands):

	For fiscal years
	2017	% of Sales	2016	% of Sales	$ Chg	% Chg
Gross sales	$147,259	100.0%	$154,559	100.0%	$(7,300)	(4.7)%
Intercompany	(137)	(0.1)	(245)	(0.2)	108	(44.1)
Net sales	147,122	99.9	154,314	99.8	(7,192)	(4.7)
Gross profit	40,458	27.5	45,360	29.3	(4,902)	(10.8)
Selling and administrative expenses	15,708	10.7	15,482	10.0	226	1.5
Internal research and development expenses	1,670	1.1	2,344	1.5	(674)	(28.8)
Amortization of intangible assets	1,487	1.0	1,654	1.1	(167)	(10.1)
Operating income	$21,593	14.7%	$25,880	16.7%	$(4,287)	(16.6)%
The decrease in sales is primarily from reduced engineering sales of $11.7 million to the U.S. Navy, foreign sonobuoy sales of $2.5 million and $1.9 million in Rugged Electronic sales, partially offset by increased sales in domestic sonobuoys of $9.3 million. Total sales to the U.S. Navy in the fiscal years of 2017 and 2016 were approximately $91.0 million and $93.5 million, respectively. For the fiscal years 2017 and 2016, sales to the U.S. Navy accounted for 23% and 22%, respectively, of consolidated Company net sales and 62% and 61%, respectively, of ECP segment net sales. ECP backlog was $148.0 million at July 2, 2017 compared to $142.2 million at July 3, 2016. A majority of the July 2, 2017 ECP backlog is currently expected to be realized in the next 18 months.
Gross profit was negatively impacted in the current year by lower sales volumes, unfavorable product mix and unabsorbed fixed overhead costs due to new program launch activity compared to the previous year. The increase in selling and administrative expense is due to higher corporate allocated costs.
Internal research and development expenses reflect costs incurred for the internal development of technologies for use in undersea warfare, navigation, handheld targeting applications as well as rugged computer and display devices. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment.

Eliminations and Corporate Unallocated
The following table presents selected consolidated statements of operations data (dollars in thousands):

	For fiscal years
	2017	2016	$ Chg	% Chg
Intercompany sales elimination	$(10,211)	$(17,273)	$7,062	(40.9)%
Selling and administrative expenses unallocated	15,279	15,856	(577)	(3.6)
Total corporate selling and administrative expenses before allocation to operating segments were $29.4 million and $27.0 million for fiscal years 2017 and 2016, respectively, or 7.5% and 7.0% of consolidated sales, respectively. Of these costs, $14.4 million and $13.5 million, respectively, were allocated to segment operations in each of these periods. Allocations of corporate selling and administrative expenses are based on the nature of the service provided and can fluctuate from period to period. The decrease in unallocated selling and administrative expenses was a result of ongoing efforts to reduce corporate selling, general and administrative expenses.

For fiscal year 2016 compared to fiscal year 2015
CONSOLIDATED
The following table presents selected consolidated statements of income data (dollars in thousands):

	For fiscal years
	2016		2015
	Total	% of Sales	Total	% of Sales
Net sales - legacy business	$338,776	80.8%	$364,187	95.3%
Net sales - acquired business	80,586	19.2	17,938	4.7
Net sales	419,362	100.0	382,125	100.0
Cost of goods sold	339,214	80.9	307,311	80.4
Gross profit	80,148	19.1	74,814	19.6
Selling and administrative expenses	55,151	13.2	46,969	12.3
Internal research and development expenses	2,344	0.5	1,502	0.4
Amortization of intangible assets	9,592	2.3	6,591	1.7
Restructuring charges	2,206	0.5	—	—
Reversal of accrued contingent consideration	(1,530)	(0.4)	—	—
Impairment of goodwill	64,174	15.3	—	—
Legal settlement	—	—	2,500	0.7
Operating income (loss)	(51,789)	(12.3)	17,252	4.5
Other expense, net	(3,710)	(0.9)	(2,297)	(0.6)
Income (loss) before income taxes	(55,499)	(13.2)	14,955	3.9
Income taxes	(17,216)	(4.1)	3,966	1.0
Net income (loss)	$(38,283)	(9.1)%	$10,989	2.9%
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
MDS
The following table presents selected consolidated statements of income data (dollars in thousands):

	For fiscal years
	2016	% of Sales	2015	% of Sales	$ Chg	% Chg
Net sales:
Legacy business	$191,408	67.9%	$230,787	87.5%	$(39,379)	(17.1)%
Acquired business	73,640	26.1	15,397	5.8	58,243	N/A
Intercompany	17,028	6.0	17,756	6.7	(728)	(4.1)
Total net sales	282,076	100.0	263,940	100.0	18,136	6.9
Gross Profit	34,788	12.3	36,461	13.8	(1,673)	(4.6)
Selling and administrative expenses	23,813	8.4	18,615	7.1	5,198	27.9
Amortization of intangible assets	7,938	2.7	5,811	2.2	2,127	36.6
Restructuring charges	2,206	0.8	—	—	2,206	—
Reversal of accrued contingent consideration	(1,530)	(0.5)	—	—	(1,530)	—
Impairment of goodwill	64,174	22.8	—	—	64,174	—
Legal settlement	—	—	2,500	0.9	(2,500)	(100.0)
Operating income (loss)	$(61,813)	(21.9)%	$9,535	3.6%	$(71,348)	N/A
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
Internal research and development expenses reflect costs incurred for the internal development of technologies for use in undersea warfare, navigation, handheld targeting applications as well as rugged computer and display devices. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment.
Eliminations and Corporate Unallocated
The following table presents selected consolidated statements of income data (dollars in thousands):

	For fiscal years
	2016	2015	$ Chg	% Chg
Intercompany sales eliminations	$(17,273)	$(18,130)	$857	(4.7)%
Selling and administrative expenses unallocated	15,856	17,316	(1,460)	(8.4)
Total corporate selling and administrative expenses before allocation to operating segments were $29.7 million and $29.4 million for fiscal years 2016 and 2015, respectively, or 7.0% and 7.1% of consolidated sales, respectively. Of these costs, $13.5 million and $9.6 million, respectively, were allocated to segment operations in each of these periods. Allocations of corporate selling and administrative expenses are based on the nature of the service provided and can fluctuate from period to period. Decrease in unallocated selling and administrative expenses was a result of the Company's ongoing efforts to reduce corporate selling, general and administrative footprint.
Liquidity and Capital Resources
As of July 2, 2017, the Company had $45.8 million available under its $125.0 million credit facility, reflecting borrowings of $74.5 million and certain letters of credit outstanding of $4.7 million. Additionally, the Company had available cash and cash equivalents of $1.0 million.

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
On June 30, 2017, the Company entered into Amendment No.4 ("Amendment 4") to the Credit Facility. As a result of Amendment 4, the Company reduced the revolving credit facility from $175.0 million to $125.0 million, increased the permitted total funded debt to EBITDA ratio through the fiscal quarter ending March 2018 and provided for further restrictions on business acquisitions. Expenses of $0.8 million related to amendments were recorded as deferred financing costs in other long-term assets in fiscal year 2017. The facility is secured by substantially all assets of the Company and its subsidiaries and expires on September 11, 2019.
Outstanding borrowings under the Credit Facility will bear interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six month periods, plus 1.00% to 3.75%, or at the bank’s base rate, as defined, plus 0.00% to 2.75%, based upon the Company’s Total Funded Debt/EBITDA Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the Credit Facility ranging from 0.20% to 0.50%, based on the Company’s Total Funded Debt/EBITDA Ratio, as defined. The Credit Facility includes representations, covenants and events of default that are customary for financing transactions of this nature.
As a condition of the Credit Facility, the Company is subject to certain customary covenants, with which it was in compliance with at July 2, 2017.

Certain of the Company's ECP contracts with the U.S. Navy allow for billings to occur when certain milestones under the applicable program are reached, independent of the amount shipped by Sparton as of such date. These performance based billings reduce the amount of cash that would otherwise be required during the performance of these contracts. As of July 2, 2017 and July 3, 2016, $1.7 million and $0.0 million, respectively, of proceeds from billings in excess of costs were received and were reported in the Consolidated Balance Sheets as other accrued expenses.

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
A portion of our operating income is earned outside of the United States. Earnings in Vietnam are deemed to be indefinitely reinvested in foreign jurisdictions while earnings in Canada are not deemed to be indefinitely reinvested. We currently do not intend or foresee a need to repatriate these funds from jurisdictions for which we assert indefinite reinvestment. We expect existing domestic cash and short-term investments and cash flows of operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as dividends, debt repayment, capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. The Company has recorded no liability related to Canada earnings as that entity has not had positive cumulative earnings and profits.

	For fiscal years
CASH FLOWS	2017	2016	2015
Operating activities, excluding changes in working capital	$18,293	$22,084	$26,161
Net changes in working capital	13,175	26,048	(21,624)
Operating activities	31,468	48,132	4,537
Investing activities	(6,874)	(4,842)	(104,107)
Financing activities	(23,738)	(58,072)	106,456
Cash flows from operating activities, excluding changes in working capital, for fiscal years 2017, 2016 and 2015 reflect the Company's relative operating performance during those periods. Depreciation and amortization, had the most significant impact on cash flows from operating activities excluding changes in working capital for fiscal 2017. Fiscal 2017 working capital related cash flows primarily reflect decreased inventory, partially offset by a decrease in accounts payable. Fiscal year 2016 working capital related cash flows primarily reflect decreased accounts receivable as well as a decrease in accounts payable. Fiscal year 2015 working capital related cash flows primarily reflect increased accounts receivable as well as an increase in accounts payable and to a lesser degree, a decrease in advanced funding of production related to U.S. Navy contracts during the year in excess of performance based payments received.

Cash flows from investing activities include net capital expenditures of $6.9 million, $6.1 million and $5.8 million in fiscal years 2017, 2016 and 2015, respectively. Additionally, cash flows from investing activities in fiscal year 2016 reflects a sale of marketable equity securities as well as cash received in relation to a 2015 acquisition. Fiscal year 2015 reflects a $97.3 million use of cash for the acquisitions of Hunter, eMT, Stealth, KEP Marine, IED, RTEmd and Argotec, net of acquired cash and net of a working capital adjustment receipt relating to the fiscal year 2014 acquisition of Aubrey. Fiscal year 2015 also reflects a $1.0 million purchase of marketable equity securities.
Cash flows from financing activities reflect net repayments of $22.7 million and $57.3 million for 2017 and 2016, respectively, under the Company's Credit Facility and fiscal year 2015 reflects $113.5 million of net borrowings. Amendments to the Company's Credit Facility resulted in payments of debt financing costs of $0.8 million, $0.7 million and $1.4 million in fiscal years 2017, 2016 and 2015, respectively.
Fiscal 2015 also includes the repurchase of $5.0 million of the Company's common stock under the Company's since-expired stock repurchase programs, $1.8 million of payments to satisfy income tax withholding requirements in relation to the vesting of executives' restricted stock in exchange for the surrender of a portion of the vesting shares and $1.0 million of tax benefits in excess of recorded stock based compensation. The Company received $0.2 million from the exercise of stock options during fiscal year 2015. There were no stock options exercised in fiscal years 2017 or 2016.
Commitments and Contingencies
See Note 11, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” in this Form 10-K.
Contractual Obligations
Future minimum contractual cash obligations for the next five years and in the aggregate at July 2, 2017, are as follows (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Contractual obligations:
Debt	$74,500	$—	$74,500	$—	$—
Cash interest (1)	7,195	3,258	3,937	—	—
Operating leases (2)	13,643	2,606	4,712	3,174	3,151
Environmental liabilities	6,036	568	784	801	3,883
Non-cancelable purchase orders	45,606	45,606	—	—	—
Total	$146,980	$52,038	$83,933	$3,975	$7,034

(1)	Cash interest reflects interest payments on the Company's Credit Facility discussed below. The effective interest rate on the outstanding borrowing under the credit facility was 4.37% at July 2, 2017.

(2)	Does not include payments due under future renewals to the original lease terms.
The Company's other non-current liabilities in the consolidated balance sheets include unrecognized tax benefits and related interest and penalties. As of July 2, 2017, we had gross unrecognized tax benefits of less than $0.1 million classified as non-current liabilities with no additional amount recorded for interest and penalties. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.
Debt — Debt consists of amounts owed under the Company's Credit Facility. See Note 8, Debt, of the “Notes to Consolidated Financial Statements” in this Form 10-K for a summary of the Company's banking arrangements.
Operating leases — See Note 11, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” in this Form 10-K for discussion of operating leases.
Environmental liabilities — See Note 11, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” in this Form 10-K for a description of the accrual for environmental remediation. Of the $6.0 million total, $0.5 million is classified as a current liability and $5.5 million is classified as a long-term liability, both of which are included on the balance sheet as of July 2, 2017.

Non-cancelable purchase orders — Binding orders the Company has placed with suppliers that are subject to quality and performance requirements.
Off-Balance Sheet Arrangements
The Company has standby letters of credit outstanding of $4.7 million at July 2, 2017, principally to support an operating lease agreement. Other than these standby letters of credit and the operating lease commitments included above, we have no off-balance sheet arrangements that would have a current or future material effect on our financial condition, changes in financial condition, revenue, expense, results of operations, liquidity, capital expenditures or capital resources.
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
Environmental Contingencies
Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Although the Company entered into a long-term lease of the Coors Road property that was accounted for as a sale of property during fiscal year 2010, it remains responsible for the remediation obligations related to its past operation of this facility. During the fourth quarter of each fiscal year, Sparton performs a review of its remediation plan, which includes remediation methods currently in use, desired outcomes, progress to date, anticipated progress and estimated costs to complete the remediation plan by fiscal year 2030, following the terms of a March 2000 Consent Decree. The Company’s minimum cost estimate is based upon existing technology and excludes certain legal costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treatment containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements. The review performed in the fourth quarters of fiscal years 2017, 2016 and 2015 did not result in changes to the related liability. As of July 2, 2017 and July 3, 2016, Sparton has accrued $6.0 million and $6.7 million, respectively, as its estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which $0.5 million and $0.6 million was classified as a current liability and included on the balance sheet in other accrued expenses.
In fiscal year 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8.4 million incurred from the date of settlement, of which $7.1 million has been expended as of July 2, 2017 toward the $8.4 million threshold. It is expected that the DOE reimbursements will commence in the years after fiscal year 2019. At July 2, 2017 and at July 3, 2016, the Company recognized $1.6 million in long-term assets in relation to these expected reimbursements which are considered collectible and are included in other non-current assets on the balance sheet. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At July 2, 2017, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded, could be up to $2.5 million before income taxes over the next thirteen years, with this amount expected to be offset by related reimbursement from the DOE for a net amount of $1.6 million.
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
The Company regularly reviews raw material inventories by customer for both excess and obsolete quantities. Wherever possible, the Company attempts to recover its full cost of excess and obsolete inventories from customers or, in some cases, through other markets. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income for the difference between the carrying cost and the estimated realizable amount. These cost adjustments for excess and obsolete inventory create a new cost basis for the inventory. The Company recorded inventory write-downs totaling $0.5 million, $1.7 million and $0.9 million for fiscal years 2017, 2016 and 2015, respectively. These charges are included in cost of goods sold for the periods presented. If inventory that has previously been impaired is subsequently sold, the amount of reduced cost basis is reflected as cost of goods sold. The Company experienced minimal subsequent sales of excess and obsolete inventory during fiscal years 2017, 2016 and 2015 that resulted in higher gross margins due to previous write-downs. Such sales and the impact of those sales on gross margin were not material to the years presented. If assumptions the Company has used to value its inventory deteriorate in the future, additional write-downs may be required.
Allowance for Probable Losses on Receivables
The accounts receivable balance is recorded net of allowances for amounts not expected to be collected from customers. The allowance is estimated based on historical experience of write-offs, the level of past due amounts, information known about specific customers with respect to their ability to make payments and future expectations of conditions that might impact the collectability of accounts. Accounts receivable are generally due under normal trade terms for the industry. Credit is granted and credit evaluations are periodically performed, based on a customer’s financial condition and other factors. Although the Company does not generally require collateral, cash in advance or letters of credit may be required from customers in certain circumstances, including some foreign customers. When management determines that it is probable that an account will not be collected, it is charged against the allowance for doubtful accounts. The Company reviews the adequacy of its allowance monthly. The allowance for doubtful accounts considered necessary was $0.4 million and $0.4 million at July 2, 2017 and July 3, 2016, respectively. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Given the Company’s significant balance of government receivables and in some cases letters of credit from foreign customers, collection risk is considered minimal. Historically, uncollectible accounts have generally been insignificant, have generally not exceeded management’s expectations and the allowance is deemed adequate.
Pension Obligations
The Company calculates the cost of providing pension benefits under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 715, “Compensation — Retirement Benefits”, (“ASC Topic 715”). The key assumptions required within the provisions of ASC Topic 715 are used in making these calculations. The most significant of these assumptions are the discount rate used to value the future obligations and the expected return on pension plan assets. The discount rate is consistent with market interest rates on high-quality, fixed income investments. The expected return on assets is based on long-term returns and assets held by the plan, which is influenced by historical averages. If actual interest rates and returns on plan assets materially differ from the assumptions, future adjustments to the financial statements would be required. While changes in these assumptions can have a significant effect on the pension benefit obligation and the unrecognized gain or loss accounts, the effect of changes in these assumptions is not expected to have the same relative effect on net periodic pension expense in the near term. While these assumptions may change in the future based on changes in long-term interest rates and market conditions, there are no known expected changes in these assumptions as of July 2, 2017. As indicated above, to the extent the assumptions differ from actual results, there would be a future impact on the financial statements. The extent to which this will result in future expense is not determinable at this time as it will depend upon a number of variables, including trends in interest rates and the actual return on plan assets. The annual actuarial valuation of the pension plan is completed at the end of each fiscal year. Based on these valuations, net periodic pension expense (income) for fiscal years 2017, 2016 and 2015 was calculated to be $0.3 million, $0.3 million and $(0.2) million, respectively.
Effective April 1, 2009, participation and the accrual of benefits in the Company’s pension plan were frozen, at which time all participants became fully vested and all remaining prior service costs were recognized. Lump-sum benefit distributions during fiscal years 2017 and 2016 exceeded plan service and interest costs, resulting in lump-sum settlement charges of $0.2 million and $0.3 million also being recognized during the respective years. See Note 10, Employee Retirement Benefit Plans, of the “Notes to Consolidated Financial Statements” in this Form 10-K for further details regarding the Company's pension plan.
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
Goodwill
Goodwill resulting from business combinations represents the excess of purchase price over the fair value of the net assets of the businesses acquired. Goodwill is not amortized, but rather tested for impairment annually, as well as whenever there are events or changes in circumstances (triggering events) which suggest that the carrying value of goodwill may not be recoverable. The Company performs its annual goodwill impairment testing in the fourth quarter based on its historical financial results through the third quarter end. The goodwill impairment test is performed at the reporting unit level, which is the lowest level at which goodwill is evaluated for management purposes. The Company has identified reporting units to be its two reportable business segments - MDS and ECP for fiscal years 2017, 2016 and 2015.

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

In fiscal years 2017 and 2015, the Company elected to perform the optional qualitative assessment of goodwill and concluded that it was more likely than not that the fair value of goodwill in its reporting units was in excess of its respective carrying amount and therefore, no further testing was required. In fiscal year 2016, the Step 1 impairment testing of goodwill was performed and resulted in the carrying values of its MDS reporting unit in excess of its fair value indicating potential impairment. The decline in value in the MDS reporting unit was a result of the underperformance of the Company’s most recent acquisition (Hunter Technology Corporation), and the inability to achieve sufficient organic growth to offset the loss of a large customer due to insourcing, as well as revenue declines due to fluctuations in customer demand across the MDS reporting unit. The Company performed the Step 2 analysis of goodwill impairment for this reporting unit and based on the valuation of the reporting unit as well as the fair value of the reporting unit's individual tangible and intangible assets, it was determined that goodwill within this reporting unit was fully impaired. As such, the Company recorded an impairment of goodwill charge of $64.2 million. Prior to the fourth quarter of fiscal 2016, no triggering events or other facts and circumstances were identified that indicated that it was more likely than not that the fair value of the MDS segment was less than its carrying value. The impairment recognized in the fourth quarter of fiscal 2016 was a result of the continued underperformance of the acquired Hunter Technology Corporation operations and the inability of the Company to achieve sufficient organic revenue growth to offset fluctuations in customer demands. The fair value of the Company’s ECP reporting unit was in excess of its carrying value at the end of fiscal year 2016 and, as such, indicated no impairment of goodwill.

Other Intangible Assets
The Company’s intangible assets other than goodwill represent the values assigned to acquired customer relationships, acquired non-compete agreements, acquired trademarks/tradenames, acquired unpatented technology and patents. At July 2, 2017, customer relationships and non-compete agreements totaling $21.4 million and $1.2 million, respectively, are included in the MDS segment, while customer relationships, non-compete agreements, trademarks/trade names, unpatented technology and patents totaling $4.0 million, $0.1 million, $1.2 million, $0.5 million and $0.01 million, respectively, are included in the ECP segment. The impairment test for these intangible assets is conducted when impairment indicators are present. The Company continually evaluates whether events or circumstances have occurred that would indicate the remaining estimated useful lives of its intangible assets warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge would be recognized for the amount that the carrying amount of the asset exceeds the fair value of the asset. The Company’s fair value estimates related to its intangible assets impairment analyses are based on Level 3 inputs within the fair value hierarchy as described in Note 2, Summary of Significant Accounting Policies, Fair value measurements, of the "Notes to Consolidated Financial Statements" in this Form 10-K. The Company had a third-party valuation of the recoverability of intangible assets performed in the fourth quarter of fiscal 2016 and it was determined that the assets were fully recoverable and no write-down of such assets was necessary.
Acquired customer relationships are being amortized using an accelerated methodology over periods of seven to fifteen years. Acquired non-compete agreements are being amortized on a straight-line basis over periods of two to five years as the ratable decline in value over time is most consistent with the contractual nature of these assets. Acquired trademarks/trade names are being amortized on a straight-line basis over periods of one to ten years and acquired unpatented technology is being amortized using an accelerated methodology over seven years. Patents are being amortized using an accelerated methodology over three years.
Other long-lived assets
The Company reviews other long-lived assets, including property, plant and equipment, that are not held for sale, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is determined by comparing the carrying value of the assets to their estimated future undiscounted cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
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
New Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers, which amends guidance for revenue recognition. Under the new standard, revenue will be recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. The standard creates a five-step model that will generally require companies to use more judgment and make more estimates than under current guidance when considering the terms of contracts along with all relevant facts and circumstances. These include the identification of customer contracts and separating performance obligations, the determination of transaction price that potentially includes an estimate of variable consideration, allocating the transaction price to each separate performance obligation and recognizing revenue in line with the pattern of transfer. In August 2015, the FASB issued an amendment to defer the effective date for all entities by one year. The new standard will become effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016. Companies have the option of using either a full or modified retrospective approach in applying this standard. During fiscal 2016, the FASB issued three additional updates which further clarify the guidance provided in ASU 2014-09. The Company has identified key personnel to evaluate the guidance and approve a transition method, while also formulating a time line to review the potential impact of the new standard on its existing revenue recognition policies and procedures.
In July 2015, the FASB issued Accounting Standards Update No. 2015-11 ("ASU 2015-11"), Simplifying the Measurement of Inventory. ASU 2015-11 clarifies that inventory should be held at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price, less the estimated costs to complete, dispose and transport such inventory. ASU 2015-11 will be effective for fiscal years and interim periods beginning after December 15, 2016. ASU 2015-11 is required to be applied prospectively and early adoption is permitted. The Company does not expect ASU 2015-11 to have a material impact on its consolidated financial statements when it is adopted in the first quarter of fiscal year 2018.
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
In March 2016, the FASB issued Accounting Standards Update No. 2016-09 ("ASU 2016-09"), Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 will directly impact the tax administration of equity plans. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted and any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company elected to early adopt ASU 2016-09 as of July 4, 2016 on a prospective basis. There was no significant impact on the Company's financial statements as a result of the adoption in fiscal year 2017.
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
In May 2017, the FASB issued Accounting Standards Update No. 2017-09 (“ASU 2017-09”), Scope of Modification Accounting. ASU 2017-09 clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.
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
The Company's revolving credit line, when drawn upon, is subject to future interest rate fluctuations which could potentially have a negative impact on cash flows of the Company. The Company had $74.5 million outstanding under its Credit Facility at July 2, 2017. A prospective increase of 100 basis points in the interest rate applicable to the Company's outstanding borrowings under its Credit Facility would result in an increase of $0.7 million in our annual interest expense. The Company is not party to any currency exchange or interest rate protection agreements as of July 2, 2017.
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
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934) during the quarter ended July 2, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of July 2, 2017. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework (2013). Based on this assessment, management believes that, as of July 2, 2017, our internal control over financial reporting was effective.
BDO USA, LLP, our independent registered public accounting firm, issued an attestation report on the effectiveness of our internal control over financial reporting. Their report appears below.

/S/ JOSEPH J. HARTNETT	/S/ JOSEPH G. MCCORMACK
Joseph J. Hartnett Interim President and Chief Executive Officer September 14, 2017	Joseph G. McCormack Senior Vice President and Chief Financial Officer September 14, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Sparton Corporation
Schaumburg, Illinois
We have audited Sparton Corporation’s internal control over financial reporting as of July 2, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sparton Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sparton Corporation maintained, in all material respects, effective internal control over financial reporting as of July 2, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sparton Corporation as of July 2, 2017 and July 3, 2016, and the related consolidated statements of operations, comprehensive income (loss), cash flows and shareholders’ equity for each of the three years in the period ended July 2, 2017, and our report dated September 15, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Grand Rapids, Michigan
September 14, 2017

ITEM 9B.    OTHER INFORMATION
None.
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated herein by reference from the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders. Information concerning executive officers is set forth in Part I, Item 1 of this Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated herein by reference from the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated herein by reference from the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated herein by reference from the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated herein by reference from the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

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

ITEM 16.    FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sparton Corporation
By:	/S/ JOSEPH J. HARTNETT
Joseph J. Hartnett Interim President and Chief Executive Officer
Date: September 14, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ JAMES R. SWARTWOUT	Director, Chairman of the Board of Directors	September 14, 2017
James R. Swartwout

/S/ JOSEPH J. HARTNETT	Director, Interim President and Chief Executive Officer, (Principal Executive Officer)	September 14, 2017
Joseph J. Hartnett

/S/ ALAN L. BAZAAR	Director	September 14, 2017
Alan L. Bazaar

/S/ JAMES D. FAST	Director	September 14, 2017
James D. Fast

/S/ JOHN A. JANITZ	Director	September 14, 2017
John A. Janitz

/S/ CHARLES R. KUMMETH	Director	September 14, 2017
Charles R. Kummeth

/S/ DAVID P. MOLFENTER	Director	September 14, 2017
David P. Molfenter

/S/ FRANK A. WILSON	Director	September 14, 2017
Frank A. Wilson

/S/ JOSEPH G. MCCORMACK	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 14, 2017
Joseph G. McCormack

SPARTON CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Sparton Corporation
Schaumburg, Illinois

We have audited the accompanying consolidated balance sheets of Sparton Corporation and subsidiaries as of July 2, 2017 and July 3, 2016, and the related consolidated statements of operations, comprehensive income (loss), cash flows and shareholders’ equity for each of the three years in the period ended July 2, 2017. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sparton Corporation and subsidiaries as of July 2, 2017 and July 3, 2016, and their results of operations and cash flows for each of the three years in the period ended July 2, 2017, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sparton Corporation’s internal control over financial reporting as of July 2, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 14, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Grand Rapids, Michigan
September 14, 2017

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	July 2, 2017	July 3, 2016
Assets
Current Assets:
Cash and cash equivalents	$988	$132
Accounts receivable, net of allowance for doubtful accounts of $429 and $407, respectively	45,347	46,759
Inventories and cost of contracts in progress, net	60,248	77,871
Prepaid expenses and other current assets	3,851	5,844
Total current assets	110,434	130,606
Property, plant and equipment, net	34,455	33,320
Goodwill	12,663	12,663
Other intangible assets, net	28,445	36,933
Deferred income taxes	24,893	25,784
Other non-current assets	6,253	6,692
Total assets	$217,143	$245,998
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$27,672	$38,290
Accrued salaries and wages	11,453	10,609
Accrued health benefits	1,150	903
Performance based payments on customer contracts	1,749	—
Current portion of capital lease obligations	269	217
Other accrued expenses	11,959	12,420
Total current liabilities	54,252	62,439
Credit facility	74,500	97,206
Capital lease obligations, less current portion	167	332
Environmental remediation	5,468	6,117
Pension liability	888	1,276
Total liabilities	135,275	167,370
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, no par value; 200,000 shares authorized; none issued	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 9,860,635 and 9,845,469 shares issued and outstanding, respectively	12,326	12,307
Capital in excess of par value	17,851	16,407
Retained earnings	52,967	51,650
Accumulated other comprehensive loss	(1,276)	(1,736)
Total shareholders’ equity	81,868	78,628
Total liabilities and shareholders’ equity	$217,143	$245,998
See Notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For fiscal years
	2017	2016	2015
Net sales	$397,562	$419,362	$382,125
Cost of goods sold	325,663	339,214	307,311
Gross profit	71,899	80,148	74,814
Operating expense:
Selling and administrative expenses	54,110	55,151	46,969
Internal research and development expenses	1,670	2,344	1,502
Amortization of intangible assets	8,498	9,592	6,591
Restructuring charges	—	2,206	—
Reversal of accrued contingent consideration	—	(1,530)	—
Impairment of goodwill	—	64,174	—
Legal settlement	—	—	2,500
Total operating expense	64,278	131,937	57,562
Operating income (loss)	7,621	(51,789)	17,252
Other income (expense):
Interest expense, net	(4,437)	(3,803)	(2,456)
Other, net	60	93	159
Total other expense, net	(4,377)	(3,710)	(2,297)
Income (loss) before income taxes	3,244	(55,499)	14,955
Income tax expense (benefit)	1,927	(17,216)	3,966
Net income (loss)	$1,317	$(38,283)	$10,989
Income (loss) per share of common stock:
Basic	$0.13	$(3.91)	$1.10
Diluted	$0.13	$(3.91)	$1.10
Weighted average shares of common stock outstanding:
Basic	9,812,248	9,786,315	9,874,441
Diluted	9,812,273	9,786,315	9,885,961
See Notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	For fiscal years
	2017	2016	2015
Net income (loss)	$1,317	$(38,283)	$10,989
Other comprehensive income (loss), net:
Pension experience gain (loss), net of tax benefit	143	100	(458)
Pension amortization of unrecognized net actuarial loss, net of tax	157	(682)	54
Pension pro rata recognition of lump-sum settlements, net of tax	160	218	—
Unrecognized gain (loss) on marketable equity securities, net of tax	—	85	(85)
Other comprehensive income (loss), net	460	(279)	(489)
Comprehensive income (loss)	$1,777	$(38,562)	$10,500
See Notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For fiscal years
	2017	2016	2015
Cash Flows from Operating Activities:
Net income (loss)	$1,317	$(38,283)	$10,989
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,894	6,083	4,645
Amortization of intangible assets	8,498	9,592	6,591
Deferred income taxes	630	(18,562)	(873)
Stock-based compensation expense	1,463	289	1,885
Amortization of deferred financing costs	498	298	1,169
Loss (gain) on sale of property, plant and equipment, net	(7)	56	—
Loss on sale of securities available for sale	—	129	—
Impairment of goodwill	—	64,174	—
Reversal of accrued contingent consideration	—	(1,530)	—
Excess tax benefit from stock-based compensation	—	(162)	(1,044)
Legal settlement	—	—	2,500
Gross profit effect of capitalized profit in inventory from acquisition	—	—	299
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	1,412	23,829	(7,040)
Inventories and cost of contracts in progress	17,622	(3,419)	501
Prepaid expenses and other assets	2,690	(609)	(2,319)
Performance based payments on customer contracts	1,749	(1,756)	(1,440)
Accounts payable and accrued expenses	(10,298)	8,003	(11,326)
Net cash provided by operating activities	31,468	48,132	4,537
Cash Flows from Investing Activities:
Acquisition of businesses, net of cash acquired	—	178	(97,319)
Proceeds from sale of securities available for sale	—	857	—
Purchases of property, plant and equipment	(6,896)	(6,098)	(5,802)
Proceeds from sale of property, plant and equipment	22	221	—
Purchase of securities available for sale	—	—	(986)
Net cash used in investing activities	(6,874)	(4,842)	(104,107)
Cash Flows from Financing Activities:
Borrowings from credit facility	130,082	128,050	215,835
Repayments against credit facility	(152,788)	(185,344)	(102,335)
Payment of debt financing costs	(765)	(692)	(1,423)
Repurchase of stock	—	(140)	(6,830)
Payments under capital lease agreements	(267)	(108)	—
Excess tax benefit from stock-based compensation	—	162	1,044
Proceeds from the exercise of stock options	—	—	165
Net cash (used in) provided by financing activities	(23,738)	(58,072)	106,456
Net increase (decrease) in cash and cash equivalents	856	(14,782)	6,886
Cash and cash equivalents at beginning of year	132	14,914	8,028
Cash and cash equivalents at end of year	$988	$132	$14,914
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,828	$3,506	$1,747
Cash paid for income taxes	1,115	766	7,190
Machinery and equipment financed under capital leases	148	656	—
Supplemental disclosure of non-cash investing activities:
Adjustments to acquired companies' opening balance sheets	—	3,412	603
See Notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2014	10,129,031	12,661	19,478	78,944	(968)	110,115
Issuance of stock	26,793	34	(34)	—	—	—
Forfeiture of restricted stock	(39,031)	(49)	49	—	—	—
Repurchase of stock	(249,420)	(312)	(6,518)	—	—	(6,830)
Exercise of stock options	19,245	24	141	—	—	165
Stock-based compensation expense	—	—	1,885	—	—	1,885
Excess tax benefit from stock-based compensation	—	—	1,044	—	—	1,044
Comprehensive income (loss), net of tax	—	—	—	10,989	(489)	10,500
Balance at June 30, 2015	9,886,618	12,358	16,045	89,933	(1,457)	116,879
Issuance of stock	17,245	22	(22)	—	—	—
Forfeiture of restricted stock	(52,303)	(65)	65	—	—	—
Repurchase of stock	(6,091)	(8)	(132)	—	—	(140)
Stock-based compensation expense	—	—	289	—	—	289
Excess tax benefit from stock-based compensation	—	—	162	—	—	162
Comprehensive income (loss), net of tax	—	—	—	(38,283)	(279)	(38,562)
Balance at July 3, 2016	9,845,469	$12,307	$16,407	$51,650	$(1,736)	$78,628
Issuance of stock	41,905	52	(52)	—	—	—
Forfeiture of restricted stock	(26,739)	(33)	33	—	—	—
Stock-based compensation expense	—	—	1,463	—	—	1,463
Comprehensive income (loss), net of tax	—	—	—	1,317	460	1,777
Balance at July 2, 2017	9,860,635	$12,326	$17,851	$52,967	$(1,276)	$81,868
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
In fiscal year 2016, the Company changed from a calendar year to a 52-53 week year (5-4-4 basis) ending on the
Sunday closest to June 30. Therefore, the financial results of certain fiscal years and the associated 14 week quarters, will not be exactly comparable to the prior and subsequent 52 week fiscal years and the associated quarters having only 13 weeks. The change was not deemed a change in fiscal year for purposes of reporting subject to Rule 13a-10 or 15d-10; hence, no transition reports are required. The Company made the change in fiscal years on a prospective basis and thus the change did not impact the Company’s financial statements as of and for fiscal year 2016 or any interim period therein. The Company believes the change in fiscal years will provide numerous benefits, including more consistency between reported periods and to better align its reporting periods with the Company’s peer group.
On July 7, 2017, the Company, an Ohio corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, Ultra Electronics Holdings plc, a company organized under the laws of England and Wales ("Parent" or “Ultra”), and Ultra Electronics Aneira Inc., an Ohio corporation and an indirect wholly owned subsidiary of Parent (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”) with the Company surviving the Merger as a wholly owned subsidiary of Parent.
At the effective time of the Merger, each issued and outstanding share of common stock, par value $1.25 per share, of the Company (each, a “Share”) (other than (i) Shares that immediately prior to the effective time of the Merger are owned by Parent, Merger Sub or any other wholly owned subsidiary of Parent or owned by the Company or any wholly owned subsidiary of the Company (including as treasury stock) and (ii) Shares that are held by any record holder who is entitled to demand and properly demands payment of the fair cash value of such Shares as a dissenting shareholder pursuant to, and who complies in all respects with, the provisions of Section 1701.85 of the Ohio General Corporation Law (the “OGCL”)) will be cancelled and converted into the right to receive $23.50 per Share in cash, without interest.
The Merger Agreement provides for certain other termination rights for both the Company and Ultra, and further provides that, upon termination of the Merger Agreement under certain specified circumstances, the Company will be required to pay Ultra a termination fee of $7.5 million or Ultra will be required to pay Company a termination fee of $7.5 million.

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
Inventories and costs of contracts in progress — Inventories are valued at the lower of cost (first-in, first-out basis) or market and include costs related to long-term contracts as disclosed below. Inventories, other than contract costs, are principally raw materials and supplies. Certain United States government contracts allow Sparton to submit performance based billings, which are then applied against inventories purchased and manufacturing costs incurred by the Company throughout its performance under these contracts. Inventories were reduced by performance based payments from the U.S. government for costs incurred related to long-term contracts, thereby establishing inventory to which the U.S. government then has title, of $8,541 and $8,963 respectively, at July 2, 2017 and July 3, 2016. At July 2, 2017 and July 3, 2016, current liabilities include performance based payments of $1,749 and $0, respectively, on government contracts. As these payments were in excess of cost, there is no inventory to which the government would claim title and, therefore, no offset to inventory has been made.
Customer orders are based upon forecasted quantities of product manufactured for shipment over defined periods. Raw material inventories are purchased to fulfill these customer requirements. Within these arrangements, customer demands for products frequently change, sometimes creating excess and obsolete inventories. The Company regularly reviews raw material inventories by customer for both excess and obsolete quantities. Wherever possible, the Company attempts to recover its full cost of excess and obsolete inventories from customers or, in some cases, through other markets. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income for the difference between the carrying cost and the estimated realizable amount. These cost adjustments for excess and obsolete inventory create a new cost basis for the inventory. The Company recorded inventory write-downs totaling $544, $1,653 and $927 for fiscal years 2017, 2016 and 2015, respectively. These charges are included in cost of goods sold for the periods presented. If inventory that has previously been impaired is subsequently sold, the amount of reduced cost basis is reflected as cost of goods sold. The Company experienced minimal subsequent sales of excess and obsolete inventory during fiscal years 2017, 2016 and 2015 that resulted in higher gross margins due to previous write-downs. Such sales and the impact of those sales on gross margin were not material to the years presented.
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
Goodwill — Goodwill resulting from business combinations represents the excess of purchase price over the fair value of the net assets of the businesses acquired. Goodwill is not amortized, but rather tested for impairment annually, as well as whenever there are events or changes in circumstances (triggering events) which suggest that the carrying value of goodwill may not be recoverable. The Company performs its annual goodwill impairment testing in the fourth quarter based on its historical financial results through the third quarter end. The goodwill impairment test is performed at the reporting unit level, which is the lowest level at which goodwill is evaluated for management purposes. The Company has identified reporting units to be its two reportable business segments - MDS and ECP for fiscal years 2017, 2016 and 2015.
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
In fiscal years 2017 and 2015, the Company elected to perform the optional qualitative assessment of goodwill and concluded that it was more likely than not that the fair value of goodwill in its reporting units was in excess of its respective carrying amount and therefore, no further testing was required. In fiscal 2016, the Step 1 impairment testing of goodwill was performed and resulted in the carrying values of its MDS reporting unit in excess of its fair value indicating potential impairment. The decline in value in the MDS reporting unit was a result of the underperformance of the Company’s most recent acquisition (Hunter Technology Corporation), and the inability to achieve sufficient organic revenue growth to offset the loss of a large customer due to insourcing, as well as revenue declines due to fluctuations in customer demand across the MDS reporting unit. The Company performed the Step 2 analysis of goodwill impairment for this reporting unit and based on the valuation of the reporting unit as well as the fair value of the reporting unit's individual tangible and intangible assets, it was determined that goodwill within this reporting unit was fully impaired. As such, the Company recorded an impairment of goodwill charge of $64,174. Prior to the fourth quarter of fiscal 2016, no triggering events or other facts and circumstances were identified that indicated that it was more likely than not that the fair value of the MDS segment was less than its carrying value. The impairment recognized in the fourth quarter of fiscal 2016 was a result of the continued underperformance of the acquired Hunter Technology Corporation operations and the inability of the Company to achieve sufficient organic revenue growth to offset fluctuations in customer demands. The fair value of the Company’s ECP reporting unit was in excess of its carrying value and, as such, indicated no impairment of goodwill.
Other Intangible Assets — The Company’s intangible assets other than goodwill represent the values assigned to acquired customer relationships, acquired non-compete agreements, acquired trademarks/trade names, acquired unpatented technology and patents. At July 2, 2017, customer relationships and non-compete agreements totaling $21,416 and $1,222, respectively, are included in the MDS segment, while customer relationships, non-compete agreements, trademarks/trade names, unpatented technology and patents totaling $3,961, $123, $1,221, $494 and $8 respectively, are included in the ECP segment. The impairment test for these intangible assets is conducted when impairment indicators are present. The Company continually evaluates whether events or circumstances have occurred that would indicate the remaining estimated useful lives of its intangible assets warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge would be recognized for the amount that the carrying amount of the asset exceeds the fair value of the asset. The Company’s fair value estimates related to its intangible assets impairment analyses are based on Level 3 inputs within the fair value hierarchy as described below in this note under “Fair value measurements.” The Company had a third party evaluation performed in the fourth quarter of fiscal year 2016 and performed an internal evaluation in the fourth quarter of fiscal 2017. It was determined for both periods that the assets were fully recoverable and no write-down of such assets was necessary.

Acquired customer relationships are being amortized using an accelerated methodology over periods of seven to fifteen years. Acquired non-compete agreements are being amortized on a straight-line basis over periods of two to five years as the ratable decline in value over time is most consistent with the contractual nature of these assets. Acquired trademarks/trade names are being amortized on a straight-line basis over periods of one to ten years and acquired unpatented technology is being amortized using an accelerated methodology over seven years. Patents are being amortized using an accelerated methodology over three years.
Other long-lived assets - The Company reviews other long-lived assets, including property, plant and equipment, that are not held for sale, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is determined by comparing the carrying value of the assets to their estimated future undiscounted cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
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
Net earnings (loss) per share — Basic earnings (loss) per share is based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings or loss per share include the dilutive effect of additional potential common shares issuable under our stock-based compensation plans and are determined using the treasury stock method. Unvested restricted stock awards, which contain non-forfeitable rights to dividends whether paid or unpaid, are included in the number of shares outstanding for both basic and diluted earnings or loss per share calculations. Unvested contingently issuable participating restricted shares are excluded from basic earnings (loss) per share. In the event of a net loss, unvested restricted stock awards are excluded from the calculation of both basic and diluted loss per share.
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
Revenue recognition — The Company’s net sales are comprised primarily of product sales, with supplementary revenues earned from engineering and design services. Standard contract terms are FOB shipping point. Revenue from product sales is generally recognized upon shipment of the goods; service revenue is recognized as the service is performed or under the percentage of completion method, depending on the nature of the arrangement. Long-term contracts related to ECP sonobuoy sales to the U.S. Navy and foreign government customers that require lot acceptance testing recognize revenue under the units-of-production percentage of completion method. The Company additionally has certain other long-term contracts that are accounted for under the units shipped percentage-of-completion method. Certain upfront engineering costs in relation to certain of these long-term contracts are capitalized and recognized over the life of the contract. At July 2, 2017 and July 3, 2016, current liabilities include payments in excess of costs of $1,749 and $0, respectively, on government contracts. As noted above, sales related to these billings are recognized based upon units completed and are not recognized at the time of billings. A provision for the entire amount of a loss on a contract is charged to operations as soon as the loss is identified and the amount is reasonably determinable. Shipping and handling costs are included in cost of goods sold.
Advertising Costs — The Company expenses advertising costs as they are incurred. Advertising expense was $25, $106 and $160 for fiscal years 2017, 2016 and 2015, respectively.
Research and development expenditures — Internal research and development expenses reflect costs incurred for the internal development of technologies for use in undersea warfare, navigation, handheld targeting applications as wells as rugged computer and display devices. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment. The Company incurred $1,670, $2,344 and $1,502 of internally funded research and development expenses during fiscal years 2017, 2016 and 2015, respectively. Customer funded research and development costs, which are usually part of a larger production agreement, totaled $5,610, $16,736 and $9,944 for the fiscal years 2017, 2016 and 2015, respectively.
Fair value measurements — Fair value estimates and assumptions and methods used to estimate the fair value of the Company’s assets and liabilities are made in accordance with the requirements of the Financial Accounting Standards Board (the “FASB”), Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”).
ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: Level 1 are observable inputs such as quoted prices in active markets; Level 2 are inputs other than the quoted prices in active markets that are observable either directly or indirectly; and Level 3 are unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data when available and to minimize the use of unobservable inputs when determining fair value. As of July 2, 2017 and July 3, 2016, the Company had no assets or liabilities which it measures and carries on its balance sheet at fair value on a recurring basis.
The fair value of the Company's Credit Facility (as defined below) debt at July 2, 2017 approximated its carrying value of $74,500, as the rates on these borrowings are variable in nature. In the event of an acquisition, the Company estimates the fair value of the assets acquired and liabilities assumed at acquisition date. See Note 3, Acquisitions, of the "Notes to Consolidated Financial Statements" in this form 10-K for a further discussion of these estimated fair values.

At June 30, 2015, the Company established liabilities for accrued contingent consideration related to the acquisition of RTE ($350) and Hunter ($1,180). In fiscal year 2016, these liabilities were reversed to income as the contingent consideration was not achieved.
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
The Company's revolving credit line, when drawn upon, is subject to future interest rate fluctuations which could potentially have a negative impact on cash flows of the Company. The Company had $74,500 outstanding under its credit facility at July 2, 2017. A prospective increase of 100 basis points in the interest rate applicable to the Company's outstanding borrowings under its Credit Facility would result in an increase of $745 in its annual interest expense. The Company is not party to any currency exchange or interest rate protection agreements as of July 2, 2017. See Note 8, Debt, of the "Notes to Consolidated Financial Statements" in this form 10-K for a further description on Sparton’s debt.
New accounting standards — In May 2014, the FASB issued Accounting Standards Update No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers, which amends guidance for revenue recognition. Under the new standard, revenue will be recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. The standard creates a five-step model that will generally require companies to use more judgment and make more estimates than under current guidance when considering the terms of contracts along with all relevant facts and circumstances. These include the identification of customer contracts and separating performance obligations, the determination of transaction price that potentially includes an estimate of variable consideration, allocating the transaction price to each separate performance obligation, and recognizing revenue in line with the pattern of transfer. In August 2015, the FASB issued an amendment to defer the effective date for all entities by one year. The new standard will become effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016. Companies have the option of using either a full or modified retrospective approach in applying this standard. During fiscal 2016, the FASB issued three additional updates which further clarify the guidance provided in ASU 2014-09. The Company has identified key personnel to evaluate the guidance and approve a transition method, while also formulating a time line to review the potential impact of the new standard on its existing revenue recognition policies and procedures.
In July 2015, the FASB issued Accounting Standards Update No. 2015-11 ("ASU 2015-11"), Simplifying the Measurement of Inventory. ASU 2015-11 clarifies that inventory should be held at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price, less the estimated costs to complete, dispose and transport such inventory. ASU 2015-11 will be effective for fiscal years and interim periods beginning after December 15, 2016. ASU 2015-11 is required to be applied prospectively and early adoption is permitted. The Company does not expect ASU 2015-11 to have a material impact on its consolidated financial statements when it is adopted in the first quarter of fiscal year 2018.
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
In March 2016, the FASB issued Accounting Standards Update No. 2016-09 ("ASU 2016-09"), Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 will directly impact the tax administration of equity plans. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted and any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company elected to early adopt ASU 2016-09 as of July 4, 2016 on a prospective basis. There was no significant impact on the Company's financial statements as a result of the adoption in fiscal year 2017.

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
In May 2017, the FASB issued Accounting Standards Update No. 2017-09 (“ASU 2017-09”), Scope of Modification Accounting. ASU 2017-09 clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

(3) Acquisitions
Fiscal Year 2015
The following table represents the allocation of the total consideration to assets acquired and liabilities assumed in the 2015 acquisitions based on Sparton’s estimate of their respective fair values at the acquisition date:

	Hunter	Stealth	KEP Marine	RTEmd	Argotec	IED	eMT
Total purchase consideration:
Cash	$55,194	$12,558	$4,300	$2,332	$350	$3,000	$20,000
Common stock	673	—	—	—	—	—	—
Section 338 gross-up payable	572	—	—	—	—	—	—
Working capital adjustment	—	—	(147)	103	75	292	1,600
Income tax adjustment	—	—	—	—	—	(271)	469
Total purchase consideration	$56,439	$12,558	$4,153	$2,435	$425	$3,021	$22,069
Assets acquired and liabilities assumed:
Cash	$687	$—	$—	$206	$—	$—	$1,505
Accounts receivable	10,455	360	—	273	—	—	4,444
Inventories	15,683	562	1,203	134	55	450	4,090
Other assets	682	—	—	10	—	—	56
Property, plant and equipment	3,195	—	—	7	118	—	584
Goodwill	29,277	6,718	1,570	1,930	232	1,962	6,959
Other intangibles	15,820	5,415	1,380	800	20	880	8,760
Accounts payable and other liabilities	(19,360)	(497)	—	(925)	—	(271)	(4,329)
Total assets acquired and liabilities assumed	$56,439	$12,558	$4,153	$2,435	$425	$3,021	$22,069
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
The following table summarizes, on a pro forma basis, the combined results of operations of the Company and the acquired businesses of Hunter, Stealth, KEP, RTEmd, Argotec, IED and eMT, as though the acquisitions had occurred as of July 1, 2014. The pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the acquisitions occurred as of July 1, 2014 or of future consolidated operating results (unaudited):

Fiscal Year 2015
Net sales	$461,734
Income before income taxes	19,345
Net income	15,219
Net income per share — basic	1.54
Net income per share — diluted	1.54
The unaudited pro forma results presented above reflect: (1) incremental depreciation relating to fair value adjustments to property, plant and equipment; (2) amortization adjustments relating to fair value estimates of intangible assets; (3) elimination of interest expense relating to debt paid off in conjunction with the transaction; (4) incremental interest expense on assumed indebtedness and amortization of capitalized financing costs incurred in connection with the transactions; and (5) additional cost of goods sold relating to the capitalization of gross profit recognized in the year of acquisition as part of purchase accounting recognized for purposes of the pro forma as if it was recognized during the preceding year. The unaudited pro forma adjustments described above have been tax effected using Sparton's effective rate during the respective periods.
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
(4) Inventories and Cost of Contracts in Progress, net
The following are the major classifications of inventory, net of interim billings:

	July 2, 2017	July 3, 2016
Raw materials	$31,353	$40,914
Work in process	19,098	23,626
Finished goods	18,338	22,294
Total inventory and cost of contracts in progress, gross	68,789	86,834
Inventory to which the U.S. government has title due to interim billings	(8,541)	(8,963)
Total inventory and cost of contracts in progress, net	$60,248	$77,871
(5) Property, Plant and Equipment, net
Property, plant and equipment, net consists of the following:

	July 2, 2017	July 3, 2016
Land and land improvements	$1,439	$1,429
Buildings and building improvements	28,121	27,660
Machinery and equipment	46,502	43,134
Construction in progress	4,463	1,372
Total property, plant and equipment	80,525	73,595
Less accumulated depreciation	(46,070)	(40,275)
Property, plant and equipment, net	$34,455	$33,320

(6) Other Non-current Assets
Other non-current assets consist of the following:

	July 2, 2017	July 3, 2016
Deferred engineering and design costs - non-current	$1,116	$2,263
Environmental remediation - indemnification asset	1,606	1,606
Favorable lease, net	138	256
Deferred financing fees, net	1,887	1,563
Other	1,506	1,004
Total other non-current assets	$6,253	$6,692
Engineering and design costs on long-term contracts not otherwise immediately reimbursed are deferred and recognized ratably over related revenue streams. For fiscal years 2017 and 2016, respectively, deferred engineering and design costs totaled $1,536 and $3,263 of which $420 and $1,000 were reflected in prepaid expenses and other current assets.
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
Costs incurred in connection with the Company’s current Credit Facility of $2,869 were deferred and amortized to interest expense over the five year term of the facility on a straight-line basis. Amortization of $498, $298 and $631 for these loan costs, as well as the previous revolving-credit facility's loan costs, were recognized and reported as interest expense for fiscal years 2017, 2016 and 2015, respectively.
The investment in securities available for sale was sold during fiscal year 2016 at a loss of $129.
(7) Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill and ending composition of goodwill are as follows:

	July 3, 2016
	Manufacturing & Design Services	Engineered Components & Products	Total
Goodwill, beginning of period	$61,512	$12,663	$74,175
Additions to goodwill	2,662	—	2,662
Impairment of goodwill	(64,174)	—	$(64,174)
Goodwill, end of period	$—	$12,663	$12,663

There were no changes to the carrying value of goodwill during the fiscal year ended July 2, 2017.
The amortization periods, gross carrying amounts, accumulated amortization, accumulated impairments and net carrying values of intangible assets are as follows:

	July 2, 2017
	Original Amortization Period in Months			Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Net Carrying Value
Amortized intangible assets:
Non-compete agreements	24	-	60	$4,229	$(2,884)	$—	$1,345
Customer relationships	84	-	180	57,295	(28,255)	(3,663)	25,377
Trademarks/tradenames	12	-	120	1,696	(475)	—	1,221
Patents and unpatented technology			84	1,351	(849)	—	502
				$64,571	$(32,463)	$(3,663)	$28,445

	July 3, 2016
	Original Amortization Period in Months			Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Net Carrying Value
Amortized intangible assets:
Non-compete agreements	24	-	60	$4,229	$(2,036)	$—	$2,193
Customer relationships	84	-	180	57,295	(21,007)	(3,663)	32,625
Trademarks/tradenames	12	-	120	1,696	(314)	—	1,382
Unpatented technology			84	1,341	(608)	—	733
				$64,561	$(23,965)	$(3,663)	$36,933
The Company did not incur any significant costs to renew or alter the terms of its intangible assets during fiscal year 2017. Amortization expense for fiscal years 2017, 2016 and 2015 were $8,498, $9,592 and $6,591, respectively. Aggregate amortization expense relative to existing intangible assets for the periods shown is currently estimated to be as follows:

For fiscal years
2018	$7,337
2019	6,306
2020	4,775
2021	3,729
2022	2,776
2023 and thereafter	3,522
Total	$28,445

(8) Debt
The Company had $74,500 and $97,206 borrowed against its Credit Facility at July 2, 2017 and July 3, 2016, respectively, which is classified as long-term on the Company's Consolidated Balance Sheets.
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
On June 30, 2017, the Company entered into Amendment No.4 ("Amendment 4") to the Credit Facility. As a result of Amendment 4, the Company reduced the revolving credit facility from $175,000 to $125,000, increased the permitted total funded debt to EBITDA ratio through the fiscal quarter ending March 2018 and provided for further restrictions on business acquisitions. Expenses of $822 related to amendments were recorded as deferred financing costs in other long-term assets in fiscal year 2017. The facility is secured by substantially all assets of the Company and its subsidiaries and expires on September 11, 2019.
Outstanding borrowings under the Credit Facility will bear interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six month periods, plus 1.00% to 3.75%, or at the bank’s base rate, as defined, plus 0.00% to 2.75%, based upon the Company’s Total Funded Debt/EBITDA Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the Credit Facility ranging from 0.20% to 0.50%, based on the Company’s Total Funded Debt/EBITDA Ratio, as defined. The Credit Facility includes representations, covenants and events of default that are customary for financing transactions of this nature. The effective interest rate on outstanding borrowings under the Credit Facility was 4.37% at July 2, 2017.

As a condition of the Credit Facility, the Company is subject to certain customary covenants, with which it was in compliance at July 2, 2017.
As of July 2, 2017, the Company had $45,762 available under its $125,000 credit facility, reflecting borrowings of $74,500 and certain letters of credit outstanding of $4,738. Additionally, the Company had available cash and cash equivalents of $988.
The Company entered into capital leases of $148 and $656 in fiscal years 2017 and 2016. The remaining liability at the end of the fiscal year 2017 totaled $436, with $269 reflected as short term.
(9) Income Taxes
Income (loss) before income taxes by country consists of the following amounts:

	For fiscal years
	2017	2016	2015
United States	$2,377	$(56,184)	$14,533
Vietnam	1,124	364	38
Canada	(257)	321	384
	$3,244	$(55,499)	$14,955

Income taxes consists of the following components:

	For fiscal years
	2017	2016	2015
Current:
United States	$1,050	$544	$4,317
Vietnam	112	130	6
Canada	—	—	15
State and local	135	672	501
	1,297	1,346	4,839
Deferred:
United States	60	(16,133)	465
Vietnam	—	(8)	—
Canada	(32)	141	(1,055)
State and local	602	(2,562)	(283)
	630	(18,562)	(873)
	$1,927	$(17,216)	$3,966
The consolidated effective income tax rate differs from the statutory U.S. federal tax rate for the following reasons and by the following percentages:

	For fiscal years
	2017	2016	2015
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Significant increases (reductions) resulting from:
Changes in valuation allowance	(8.1)	—	(7.5)
Expiration of capital loss	8.1	—	—
Domestic production activities deduction	(2.9)	0.3	(2.7)
Goodwill impairment	—	(8.3)	—
Foreign tax rate differences	(4.9)	0.2	(0.2)
State and local income taxes, net of federal benefit	14.5	2.7	2.7
Research and development tax credit	(2.4)	1.4	—
Audits	(2.2)	(0.3)	—
Provision to return true-up	18.2	—	—
Other	4.1	—	(0.8)
Effective income tax rate	59.4%	31.0%	26.5%

Significant components of deferred income tax assets and liabilities are as follows:

	July 2, 2017	July 3, 2016
Deferred tax assets:
Goodwill	$15,118	$17,258
Environmental remediation	1,677	1,953
Inventories	3,788	4,553
Employment and compensation accruals	1,287	1,595
Capital loss carryover	—	263
State tax carryovers	212	213
Canadian tax carryovers	898	933
Pension asset	313	450
Intangible assets	3,881	2,042
Other	2,539	1,866
Deferred tax assets	29,713	31,126
Less valuation allowance	—	(263)
Deferred tax assets, net	29,713	30,863
Deferred tax liabilities:
Property, plant and equipment	(3,091)	(2,935)
Other	(1,729)	(2,144)
Deferred tax liabilities	(4,820)	(5,079)
Net deferred tax assets	$24,893	$25,784
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
The Company has deferred tax assets of $212 and $898 related to state net operating losses and Canadian net operating losses which will both expire beginning in 2029. For financial reporting purposes, valuation allowances related to capital loss carryovers and state income tax carryovers were $0 and $263 as of July 2, 2017 and July 3, 2016, respectively. The capital loss carryover expired in fiscal year 2017, and therefore, the balance and associated valuation allowance was removed from the total deferred tax assets as of July 2, 2017.
The Company's income tax returns are subject to audit by federal, state and local governments. These returns could be subject to material adjustments or differing interpretations of the tax laws. Fiscal years 2013 through 2017 remain open to examination by various tax authorities. The Company is currently undergoing an examination by the Internal Revenue Service, with any proposed adjustments not being anticipated to be material at this time.
A portion of our operating income is earned outside of the United States. Earnings in Vietnam are deemed to be indefinitely reinvested in foreign jurisdictions while earnings in Canada are not deemed to be indefinitely reinvested. The Company currently does not intend or foresee a need to repatriate these funds from jurisdictions for which it asserts indefinite reinvestment. We expect existing domestic cash and short-term investments and cash flows of operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as dividends, debt repayment, capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

(10) Employee Retirement Benefit Plans
Defined Benefit Pension Plan
As of July 2, 2017, 278 employees and retirees of the Company were covered by a defined benefit pension plan. Effective April 1, 2009, participation and the accrual of benefits in this pension plan were frozen, at which time all participants became fully vested and all remaining prior service costs were recognized. The components of net periodic pension expense were as follows:

	For fiscal years
	2017	2016	2015
Interest cost	271	336	326
Expected return on plan assets	(416)	(524)	(560)
Amortization of unrecognized net actuarial loss	218	153	81
Net periodic income cost	73	(35)	(153)
Pro rata recognition of lump-sum settlements	240	333	—
Total periodic pension expense (income)	$313	$298	$(153)
Lump sum settlements in 2017 and 2016 were higher than certain statutory thresholds, thereby requiring portions of those settlements to be recognized in expense for those years.
The weighted average assumptions used to determine benefit obligations and net periodic benefit cost were as follows:

	Benefit Obligation			Benefit Cost
	2017	2016	2015	2017	2016	2015
Discount rate	3.85%	3.70%	4.45%	3.70%	4.45%	4.35%
Rate of compensation increase	N/A	N/A	N/A	—	—	—
Expected long-term rate on plan assets	N/A	N/A	N/A	7.00%	7.50%	7.50%
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

At July 2, 2017 and July 3, 2016, as a result of the fiscal year 2009 plan curtailment, the accumulated benefit obligation is equal to the projected benefit obligation. The following tables summarize the changes in benefit obligations, plan assets and funded status of the plan:

	July 2, 2017	July 3, 2016
Change in prepaid benefit cost:
Prepaid benefit cost at beginning of fiscal year	$1,413	$1,711
Net periodic benefit cost for fiscal year	(313)	(298)
Prepaid benefit cost at end of fiscal year	$1,100	$1,413
Change in projected benefit obligation:
Projected benefit obligation at beginning of fiscal year	$7,903	$8,350
Interest cost	271	336
Actuarial experience and changes in assumptions	(91)	554
Benefits paid	(362)	(360)
Settlements	(832)	(977)
Projected benefit obligation at end of fiscal year	$6,889	$7,903
Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$6,627	$7,926
Actual return on plan assets	568	38
Benefits paid	(362)	(360)
Settlements	(832)	$(977)
Fair value of plan assets at end of fiscal year	$6,001	$6,627
Amounts recognized in the Consolidated Balance Sheets:
Pension liability — non-current portion	(888)	(1,276)
Funded status — total balance sheet liability	$(888)	$(1,276)
Plan participants receive retiree benefits from the plan through regular annuity payments (benefits paid) or through one-time, lump-sum distributions (settlements).
The Company’s policy is to fund the plan based upon legal requirements and tax regulations. For fiscal year 2017 and 2016, no cash contributions were required or made to the plan. Based upon current actuarial calculations and assumptions, no cash contributions are anticipated for fiscal year 2018. Anticipated contributions, if any, are reflected as a current portion of the pension liability.
Pension related amounts recognized in other comprehensive income (loss), excluding tax effects were as follows:

	For fiscal years
	2017	2016	2015
Amortization of unrecognized net actuarial loss	$218	$153	$81
Pro rata recognition of lump-sum settlements	240	333	—
Net actuarial gain (loss)	244	(1,040)	(702)
Total recognized in other comprehensive income (loss)	$702	$(554)	$(621)
Net actuarial costs recorded in accumulated other comprehensive loss on the consolidated balance sheets, excluding tax effects, that have not yet been recognized as components of net periodic benefit cost as of July 2, 2017 and July 3, 2016 were $1,987 and $2,689, respectively.
The estimated amount that will be amortized from accumulated other comprehensive loss, pre-tax, into net periodic pension cost in fiscal year 2018 is expected to total approximately $150, consisting of amortization of unrecognized actuarial loss as well as lump sum settlement charges.
Expected benefit payments for the defined benefit pension plan for the next ten fiscal years are as follows:

For fiscal years
2018	$724
2019	588
2020	589
2021	547
2022	533
2023 – 2027	2,304
Total	$5,285
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
Below is a summary of pension plan asset allocations by asset category:

	Weighted average allocation for fiscal years
	Target	2017	2016
Equity securities	40%-70%	60%	59%
Fixed income (debt) securities	30%-60%	36%	38%
Cash and cash equivalents	0%-10%	4%	3%
		100%	100%
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

	July 2, 2017	July 3, 2016
Asset Class:
Equity securities:
Directly held corporate stock — Large Cap	$599	$2,408
Registered investment companies — Large Cap	2,752	1,139
Registered investment companies — Mid-Cap Growth	—	—
Registered investment companies — Small-Cap	85	151
Registered investment companies — International	169	205
Fixed income (debt) securities:
Registered investment companies — Intermediate Bond	2,181	2,520
Cash and cash equivalents	215	204
Total assets measured at fair value	$6,001	$6,627

During the fourth quarter of fiscal year 2016, the Company adopted Accounting Standards Update No. 2015-04 (“ASU 2015-04”), Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. As a result, for pension reporting as of July 2, 2017 and July 3, 2016, the Company was able to calculate the pension plan assets and obligations using information as of June 30 of each year without the additional expense of adjusting the June 30 information for activity that occurred between June 30 and the end of each fiscal year.
Defined Contribution Plans
Substantially all of the Company’s U.S. employees are eligible to participate in the Company’s 401(k) defined contribution plan. The plan allows employees to contribute up to 100% of their eligible compensation up to a maximum amount allowed by law and provides that the Company may, at its discretion, make matching contributions, profit sharing contributions or qualified non-elective contributions. During each of the fiscal years 2017, 2016 and 2015, the Company matched 50% of participants’ contributions up to 6% of their eligible compensation.
Under the plan, at the election of the participant, both employee and employer contributions may be invested in any of the available investment options, which include Sparton common stock. As of July 2, 2017, approximately 98,089 shares of Sparton common stock were held in the 401(k) plan. Amounts expensed related to the Company’s matching contributions and administrative expenses for the plan were $1,429, $1,475 and $1,233 for fiscal years 2017, 2016 and 2015, respectively.
(11) Commitments and Contingencies
Operating Leases — The Company is obligated under operating lease agreements for certain manufacturing and administrative facilities and a portion of its production machinery and data processing equipment. Such leases, some of which are non-cancelable and in many cases include purchase or renewal options, expire at various dates and typically provide for monthly payments over a fixed term in equal amounts. Some of these leases provide for escalating minimum monthly base rental payments. Generally, the Company is responsible for maintenance, insurance and property taxes relating to these leased assets. At July 2, 2017, the future minimum annual lease payments under these agreements are as follows:

For fiscal years
2018	$2,606
2019	2,406
2020	2,306
2021	1,717
2022	1,457
Thereafter	3,151
Total	$13,643
Rent expense was $2,645, $3,573 and $2,480 for fiscal years 2017, 2016 and 2015, respectively. Included in rent expense for fiscal years 2017, 2016 and 2015 was $275, $250 and $493, respectively, of contingent rent expense primarily relating to the Company’s corporate headquarters in Schaumburg, Illinois and its Frederick, Colorado facility. During fiscal year 2016, the Company entered into a sublease agreement related to its Irvine, CA design center, which extends through May of 2018. Amounts receivable under the sublease agreement total $0.3 million as of July 2, 2017.
Environmental Remediation — Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Although the Company entered into a long-term lease of the Coors Road property that was accounted for as a sale of property during fiscal year 2010, it remains responsible for the remediation obligations related to its past operation of this facility. During the fourth quarter of each fiscal year, Sparton performs a review of its remediation plan, which includes remediation methods currently in use, desired outcomes, progress to date, anticipated progress and estimated costs to complete the remediation plan by fiscal year 2030, following the terms of a March 2000 Consent Decree. The Company’s minimum cost estimate is based upon existing technology and excludes certain legal costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treatment containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements. The reviews performed in the fourth quarters of fiscal years 2017, 2016 and 2015 did not result in changes to the related liability. As of July 2, 2017 and July 3, 2016, Sparton has accrued $6,036 and $6,701, respectively, as its estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which $568 and $584, respectively, are classified as a current liability and included on the balance sheet in other accrued expenses.
In fiscal year 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8,400 incurred from the date of settlement, of which $7,097 has been expended as of July 2, 2017 toward the $8,400 threshold. It is expected that the DOE reimbursements will commence in the years after fiscal year 2019. At July 2, 2017 and at July 3, 2016, the Company recognized $1,606 in long-term assets in relation to these expected reimbursements which are considered collectible and are included in other non-current assets on the balance sheet. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At July 2, 2017, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded, could be up to $2,497 before income taxes over the next thirteen years, with this amount expected to be offset by related reimbursement from the DOE for a net amount of $1,561.
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
Litigation — In addition to the foregoing, from time to time, the Company is involved in various legal proceedings relating to claims arising in the ordinary course of business. The Company and the members of our board of directors have been named as defendants in a federal securities class action purportedly brought on behalf of all holders of the Company’s common stock challenging the pending merger transaction with Ultra.
The Company and the members of our board of directors were named as defendants in four federal securities class actions purportedly brought on behalf of all holders of the Company’s common stock challenging the pending merger transaction with Ultra. The lawsuits generally sought, among other things, to enjoin the defendants from proceeding with the shareholder vote on the merger at the special meeting or consummating the merger transaction unless and until the Company disclosed the allegedly omitted information. The complaints also sought damages allegedly suffered by the plaintiffs as a result of the asserted omissions, as well as related attorneys’ fees and expenses.
After discussions with counsel for the plaintiffs, the Company included certain additional disclosures in the proxy statement soliciting shareholder approval of the Merger. The Company believes the demands and complaints are without merit, there were substantial legal and factual defenses to the claims asserted, and the proxy statement disclosed all material information prior to the inclusion of the additional disclosures. The Company made the additional disclosures to avoid the expense and burden of litigation. On September 1, 2017, the court dismissed the lawsuits with prejudice with respect to lead plaintiffs in the lawsuits and without prejudice as to all other shareholders. The Company and plaintiffs must still attempt to resolve the appropriate amount of attorneys’ fees, if any, to be awarded to plaintiffs’ counsel.
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
(12) Stock-Based Compensation
The Company has a long-term incentive plan. The Sparton Corporation 2010 Long-Term Incentive Plan (the “2010 Plan”) was approved by the Company’s shareholders on October 28, 2009. Under the 2010 Plan, the Company may grant to employees, officers and directors of the Company or its subsidiaries incentive and non-qualified stock options, stock appreciation rights, restricted stock or restricted stock units, performance awards and other stock-based awards, including grants of shares. Restricted stock awards granted to date to employees under the 2010 Plan vest annually over four years, subject to achievement of certain financial performance metrics in addition to the service requirements. Unrestricted stock awards granted to date under the 2010 Plan represent annual stock grants to directors as a component of their overall compensation. The 2010 Plan has a term of ten years. The total number of shares that may be awarded under the 2010 Plan is 1,000,000 shares of common stock, of which amount, 531,229 shares remain available for awards as of July 2, 2017.
The following table shows stock-based compensation expense (credit) by type of share-based award included in the consolidated statements of operations:

	For fiscal years
	2017	2016	2015
Fair value expense of stock option awards	$154	$286	$352
Restricted stock units	1,422	273	518
Restricted stock and unrestricted stock	(113)	(270)	1,015
Total stock-based compensation	$1,463	$289	$1,885
Restricted stock-based compensation reflects a reduction in expense in fiscal years 2017 and 2016 as a result of the separation of certain executives from the Company and the reversal of previously recorded expense associated with certain stock-based compensation awards.
The following table shows the total remaining unrecognized compensation cost related to restricted stock grants, restricted stock units grants and the fair value expense of stock option awards, as well as the weighted average remaining required service period over which such costs will be recognized as of July 2, 2017:

	Total Remaining Unrecognized Compensation Cost	Weighted Average Remaining Required Service Period (in years)
Fair value expense of stock option awards	$150	0.81
Restricted stock units	1,116	1.89
All awards	$1,266	1.75
Stock Options
No stock options were granted in fiscal year 2017. The following is a summary of activity for fiscal years 2017 and 2016 related to stock options granted under the Company’s 2010 plan:

	Number of Options	Weighted-Average Exercise Price
Options outstanding as of June 30, 2015	107,584	$26.54
Granted	129,800	23.02
Forfeited	(121,969)	24.68
Options outstanding as of July 3, 2016	115,415	24.11
Forfeited	(15,393)	25.05
Options outstanding as of July 2, 2017	100,022	24.29
The stock options outstanding at July 2, 2017 have exercise prices ranging from $22.09 to $26.86, a weighted average exercise price of $24.29 and a weighted average remaining contractual life of 7.90 years. Of the outstanding stock options, 35,097 of these options were exercisable at a weighted average exercise price of $24.94 and a weighted average remaining contractual life of 7.75 years.
Restricted Stock Units
The following is a summary of activity for fiscal years 2017 and 2016 related to restricted stock units granted under the Company’s 2010 plan:

	Shares	Weighted Average Fair Value
Restricted stock units at June 30, 2015	62,828	$26.77
Granted	96,754	23.02
Forfeited	(80,308)	24.74
Restricted stock units at July 3, 2016	79,274	24.25
Granted	79,889	23.63
Forfeited	(6,029)	24.10
Vested	(25,000)	21.72
Restricted stock units at July 2, 2017	128,134	24.36

Restricted Stock
The following is a summary of activity for fiscal years 2017 and 2016 related to restricted stock granted under the Company’s 2010 plan:

	Shares	Weighted Average Fair Value
Restricted stock at June 30, 2015	132,299	$14.58
Vested	(27,346)	7.88
Forfeited	(52,302)	15.92
Restricted stock at July 3, 2016	52,651	16.72
Forfeited	(26,739)	11.48
Restricted stock at July 2, 2017	25,912	$22.14

(13) Earnings (loss) Per Share Data
Earnings (loss) per share calculations, including weighted average number of shares of common stock outstanding used in calculating basic and diluted (loss) income per share are as follows:

	For fiscal years
	2017	2016	2015
Net income (loss)	$1,317	$(38,283)	$10,989
Less net income (loss) allocated to contingently issuable participating securities	(4)	—	(126)
Net income (loss) available to common shareholders	$1,313	$(38,283)	$10,863
Weighted average shares outstanding – Basic	9,812,248	9,786,315	9,874,441
Dilutive effect of stock options	25	—	11,520
Weighted average shares outstanding – Diluted	9,812,273	9,786,315	9,885,961
Net income (loss) available to common shareholders per share:
Basic	$0.13	$(3.91)	$1.10
Diluted	$0.13	$(3.91)	$1.10
For fiscal years 2017 and 2015, net income available to common shareholders was reduced by allocated earnings associated with unvested restricted shares of 25,912 and 132,299, respectively. No adjustment for net loss available to common shareholders was required for fiscal year 2016 as 52,651 unvested restricted shares did not participate in the net loss for the year.
There were 97,484 and 115,415 potential shares of common stock issuable upon exercise of stock options excluded from diluted income or loss per share computations for fiscal years 2017 and 2016, respectively, as they were anti-dilutive. For fiscal year 2017, they were anti-dilutive due to option exercise prices in excess of the average share prices and for fiscal year 2016, they were anti-dilutive due to the net loss. No potential shares of common stock issuable upon exercise of stock options were excluded from diluted income per share computations for fiscal year 2015, as none would have been anti-dilutive.
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
Shares purchased under the plan were canceled upon repurchase. As of July 2, 2017, all authorized funds under the stock repurchase program have been expended.
In fiscal years 2016 and 2015, shares were also purchased from employees for withholding tax purposes related to the vesting of restricted shares under the Company's compensation plan.

(15) Restructuring Activities
During the second quarter of fiscal year 2016, the Company announced the closing of its Lawrenceville, GA manufacturing operations and the consolidation of the Irvine, CA design center into the Irvine, CA manufacturing operations to optimize the Company’s manufacturing and design facility footprint and realize synergies from the Company’s acquisitions. The Company recorded restructuring expense of $2,206 in fiscal year 2016 and made payments of $90 and $2,085 in fiscal year 2017 and 2016, respectively. These restructuring activities were substantially complete as of the end of fiscal year 2016. The remaining reserve balance of $31, as of the end of fiscal year 2017, represents lease payments net of sublease income.

(16) Business Segments
The Company is a provider of design, development and manufacturing services for complex electromechanical devices, as well as sophisticated engineered products complementary to the same electromechanical value stream. The Company serves the Medical & Biotechnology, Military & Aerospace and Industrial & Commercial markets through two reportable business segments; MDS and ECP. Reportable segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker ("CODM") in assessing performance and allocating resources. The Company's CODM is its Senior Vice President of Operations.
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
Operating results and certain other financial information about the Company’s two reportable segments were as follows:

	Fiscal year 2017
	Manufacturing & Design Services	Engineered Components & Products	Unallocated	Eliminations	Total
Net sales	$260,514	$147,259	$—	$(10,211)	$397,562
Gross profit	31,441	40,458	—	—	71,899
Selling and administrative expenses (incl. depreciation)	23,123	15,708	15,279	—	54,110
Internal research and development expenses	—	1,670	—	—	1,670
Depreciation and amortization	10,300	2,312	1,780	—	14,392
Operating income	1,307	21,593	(15,279)	—	7,621
Capital expenditures	2,118	1,203	3,575	—	6,896
Total assets at July 2, 2017	$142,513	$64,694	$9,936	$—	$217,143
	Fiscal year 2016
	Manufacturing & Design Services	Engineered Components & Products	Unallocated	Eliminations	Total
Net sales	$282,076	$154,559	$—	$(17,273)	$419,362
Gross profit	34,788	45,360	—	—	80,148
Selling and administrative expenses (incl. depreciation)	23,813	15,482	15,856	—	55,151
Internal research and development expenses	—	2,344	—	—	2,344
Restructuring charges	2,206	—	—	—	2,206
Depreciation and amortization	11,826	2,573	1,276	—	15,675
Operating income (loss)	(61,813)	25,880	(15,856)	—	(51,789)
Capital expenditures	2,182	1,244	2,672	—	6,098
Total assets at July 3, 2016	$167,277	$69,627	$9,094	$—	245,998
	Fiscal year 2015
	Manufacturing & Design Services	Engineered Components & Products	Unallocated	Eliminations	Total
Net sales	$263,940	$136,315	$—	$(18,130)	$382,125
Gross profit	36,461	38,353	—	—	74,814
Selling and administrative expenses (incl. depreciation)	18,615	11,038	17,316	—	46,969
Internal research and development expenses	—	1,502	—	—	1,502
Depreciation and amortization	8,875	1,648	713	—	11,236
Operating income	9,535	25,033	(17,316)	—	17,252
Capital expenditures	1,599	1,294	2,909	—	5,802

(17) Business, Geographic and Sales Concentration
Sales to individual customers in excess of 10% of total net sales were as follows:

	For fiscal years
	2017	2016	2015
U.S. Navy	23%	22%	25%
Fenwal Blood Technologies	N/A	N/A	10%

Sales to the United States Navy, including those made through the Company’s ERAPSCO joint venture, are included in the results of the Company’s ECP segment. Sales to Fenwal Blood Technologies are included in the results of the Company’s MDS segment.
Net sales were made to customers located in the following countries:

	For fiscal years
	2017	2016	2015
United States	$325,370	$369,127	$345,643
Other foreign countries	72,192	50,235	36,482
Consolidated total	$397,562	$419,362	$382,125

No other single country or currency zone accounted for 10% or more of export sales in the fiscal years 2017, 2016, or 2015.
ASW devices and related engineering contract services to the U.S. government and foreign countries contributed $114,354, (29%), $119,291, (28%) and $110,201, (29%), respectively, to total net sales for fiscal years 2017, 2016 and 2015.
The Company’s investment in property, plant and equipment, which are located in the United States, Canada and Vietnam, are summarized, net of accumulated depreciation, as follows:

	July 2, 2017	July 3, 2016
United States	$29,952	$29,867
Canada	27	23
Vietnam	4,476	3,430
Consolidated total	$34,455	$33,320
(18) Quarterly Results of Operations (Unaudited):

	Quarter
	1st	2nd	3rd	4th
Fiscal year 2017
Net sales	$100,367	$97,399	$95,410	$104,386
Gross profit	17,285	15,898	16,915	21,801
Net income (loss)	108	(907)	429	1,687
Income (loss) per share - Basic	0.01	(0.09)	0.04	0.17
Income (loss) per share - Diluted	0.01	(0.09)	0.04	0.17
Fiscal year 2016
Net sales	$106,691	$103,529	$102,175	$106,967
Gross profit	21,138	18,521	19,067	21,422
Net income (loss)	2,394	268	1,136	(42,081)
Income (loss) per share - Basic	0.24	0.03	0.12	(4.30)
Income (loss) per share - Diluted	0.24	0.03	0.12	(4.30)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Fiscal Years	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Allowance for Losses Acquired	Write-Offs/ Dispositions	Balance at End of Period
2017
Allowance for losses on accounts receivable	$407	$206	$—	$(184)	$429
2016
Allowance for losses on accounts receivable	$173	$583	$—	$(349)	$407
2015
Allowance for losses on accounts receivable	$126	$47	$97	$(97)	$173

INDEX TO EXHIBITS

Exhibit Number	Description
2.1
Agreement and Plan of Merger dated July 7, 2017 between the Company, Ultra Electronics Holdings plc and Ultra Electronics Aneira, Inc., incorporated by reference from Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on July 11, 2017.

3.1	Second Amended Articles of Incorporation of the Registrant, incorporated herein by reference from the Registrant’s Proxy Statement on Form DEF 14A filed with the SEC on September 21, 2010.

3.2	Amended and Restated Code of Regulations of the Registrant, incorporated herein by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2015.

3.3	Amendment to Amended and Restated Code of Regulations of the Registrant, incorporated by reference from Exhibit 99.1 to the Registrant’s current report on Form 8-K filed with the SEC on June 15, 2017.

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

10.4
Amendment No. 4 dated June 30, 2017 to the Amended and Restated Credit and Guaranty Agreement dated September 11, 2014, entered into between BMO Harris Bank N.A. and the Borrowers, incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on July 3, 2017.

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

Exhibit Number	Description
10.14†	Employment Agreement dated February 5, 2016 between the Company and Joseph J. Hartnett, incorporated by reference from Exhibit 10.5 to the Registrant’s Form 8-K filed with the SEC on February 8, 2016.

10.15†	Separation Agreement dated February 5, 2016 between the Registrant and Cary B. Wood, incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on February 8, 2016.

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

10.241
Modification of Subcontract with an effective date of April 10, 2015 between Sparton DeLeon
Springs, LLC and ERAPSCO, incorporated by reference from Exhibit 10.26 to the Registrant's annual Report on Form 10-K filed with the SEC on September 8, 2015.

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

10.29†	First Amendment to the Sparton Corporation Deferred Compensation Plan, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 3, 2014.

Exhibit Number	Description
10.30†	Second Amendment to the Sparton Corporation Deferred Compensation Plan, incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 3, 2014.

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

10.331
Modification of Subcontract with an effective date of September 23, 2015 between Sparton DeLeon Springs, LLC and ERAPSCO, incorporated by reference from Exhibit 10.33 to the Registrant’s Form 10-K filed with the SEC on September 6, 2016.

10.341
Modification of Subcontract with an effective date of April 11, 2016 between Sparton DeLeon Springs, LLC and ERAPSCO, incorporated by reference from Exhibit 10.34 to the Registrant’s Form 10-K filed with the SEC on September 6, 2016.

10.35†	Executive Employment Agreement dated as of September 23, 2015 between the Company and Joseph Schneider.

10.36*1	Subcontract with an effective date of January 18, 2017 between Sparton DeLeon Springs, LLC and ERAPSCO.

10.37*1	Modification of Subcontract with an effective date of January 19, 2017 between Sparton DeLeon Springs, LLC and ERAPSCO.

10.38*1	Modification of Subcontract with an effective date of September 7, 2017 between Sparton DeLeon Springs, LLC and ERAPSCO.

21.1*	Subsidiaries of Sparton Corporation.

23.1*	Consent of BDO USA, LLP.

31.1*	Interim Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Interim Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

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