Form 10-Q
period 2017-10-01
SPARTON CORP
filed 2017-11-09
CIK 92679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 8, 2017, there were 9,834,723 shares of common stock, $1.25 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements about future events and expectations that are “forward-looking statements.” We may also make forward-looking statements in our other reports filed with the SEC, in materials delivered to our shareholders and in press releases. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Certain of these risks, uncertainties and other factors are described in Item 1A of Part II, “Risk Factors” of our most recent Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or the negative use of these terms or other comparable terminology that convey the uncertainty of future events or outcomes. Although we believe these forward-looking statements are reasonable, they are based on a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. These forward-looking statements are based on management’s views and assumptions at the time originally made, and we undertake no obligation to update these statements whether as a result of new information or future events. There can be no assurance that our expectations, projections or views will materialize and you should not place undue reliance on these forward-looking statements. Any statement in this report that is not a statement of historical fact may be deemed to be a forward-looking statement and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	October 1, 2017	July 2, 2017
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$319	$988
Accounts receivable, net of allowance for doubtful accounts of $417 and $429, respectively	53,933	45,347
Inventories and cost of contracts in progress, net	68,646	60,248
Prepaid expenses and other current assets	4,443	3,851
Total current assets	127,341	110,434
Property, plant and equipment, net	33,374	34,455
Goodwill	12,663	12,663
Other intangible assets, net	26,522	28,445
Deferred income taxes	24,874	24,893
Other non-current assets	5,670	6,253
Total assets	$230,444	$217,143
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$30,278	$27,672
Accrued salaries	7,699	11,453
Accrued health benefits	1,103	1,150
Performance based payments on customer contracts	—	1,749
Current portion of capital lease obligations	269	269
Other accrued expenses	7,959	11,959
Total current liabilities	47,308	54,252
Credit facility	97,600	74,500
Capital lease obligations, less current portion	100	167
Environmental remediation	5,322	5,468
Pension liability	851	888
Total liabilities	151,181	135,275
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, no par value; 200,000 shares authorized, none issued	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 9,834,723 and 9,860,635 shares issued and outstanding, respectively	12,293	12,326
Capital in excess of par value	18,095	17,851
Retained earnings	50,116	52,967
Accumulated other comprehensive loss	(1,241)	(1,276)
Total shareholders’ equity	79,263	81,868
Total liabilities and shareholders’ equity	$230,444	$217,143

See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except per share data)

	For the First Quarter of Fiscal Years
	2018	2017
Net sales	$82,763	$100,367
Cost of goods sold	68,175	83,082
Gross profit	14,588	17,285
Operating Expense:
Selling and administrative expenses	15,205	13,383
Internal research and development expenses	572	351
Amortization of intangible assets	1,923	2,219
Total operating expense	17,700	15,953
Operating income (loss)	(3,112)	1,332
Other income (expense)
Interest expense, net	(1,266)	(1,185)
Other, net	(10)	20
Total other expense, net	(1,276)	(1,165)
Income (loss) before income taxes	(4,388)	167
Income taxes	(1,536)	59
Net income (loss)	$(2,852)	$108
Income (loss) per share of common stock:
Basic	$(0.29)	$0.01
Diluted	$(0.29)	$0.01
Weighted average shares of common stock outstanding:
Basic	9,856,649	9,792,818
Diluted	9,856,649	9,792,818

See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(Dollars in thousands)

	For the First Quarter of Fiscal Years
	2018	2017
Net income (loss)	$(2,852)	$108
Other comprehensive income, net:
Pension amortization of unrecognized net actuarial loss, net of tax	35	35
Other comprehensive income, net	35	35
Comprehensive income (loss)	$(2,817)	$143

See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	For the First Quarter of Fiscal Years
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$(2,852)	$108
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,536	1,500
Amortization of intangible assets	1,923	2,219
Deferred income taxes	19	19
Stock-based compensation expense	211	309
Amortization of deferred financing costs	212	124
Changes in operating assets and liabilities:
Accounts receivable	(8,586)	(1,447)
Inventories and cost of contracts in progress	(8,397)	10,100
Prepaid expenses and other assets	(204)	202
Performance based payments on customer contracts	(1,749)	280
Accounts payable and accrued expenses	(5,342)	(10,202)
Net cash provided by (used in) operating activities	(23,229)	3,212
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(455)	(1,119)
Net cash used in investing activity	(455)	(1,119)
Cash Flows from Financing Activities:
Borrowings under credit facility	71,700	28,404
Repayments under credit facility	(48,600)	(29,835)
Payments under capital lease agreements	(68)	(61)
Payment of debt financing costs	(17)	(15)
Net cash provided by (used in) financing activities	23,015	(1,507)
Net increase (decrease) in cash and cash equivalents	(669)	586
Cash and cash equivalents at beginning of period	988	132
Cash and cash equivalents at end of period	$319	$718
Supplemental disclosure of cash flow information:
Cash paid for interest	$950	$1,072
Cash paid for income taxes	509	—
Supplemental disclosure of non-cash investing activities:
Machinery and equipment financed under capital leases	—	148
See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(1) Business and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform to the current year presentation. Subsequent events have been evaluated through the date these financial statements were issued. Additionally, the consolidated financial statements should be read in conjunction with Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Quarterly Report on Form 10-Q. Operating results for the quarter ended October 1, 2017 are not necessarily indicative of the results that may be expected for the year ending July 1, 2018. The consolidated balance sheet at July 2, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2017.
The Company reports fiscal years on a 52-53 week year (5-4-4 basis) ending on the Sunday closest to June 30.
On July 7, 2017, Sparton Corporation (the "Company" or "Sparton"), Ultra Electronics Holdings plc, ("Parent" or “Ultra”), and Ultra Electronics Aneira Inc., (“Merger Sub”) entered into an Agreement and Plan of Merger (the "Merger Agreement") that provides for Ultra to acquire the Company by merging Merger Sub into the Company (such transaction referred to as the "Merger"), subject to the terms and conditions set forth in the Merger Agreement.
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
The Merger Agreement provides for certain other termination rights for both the Company and Ultra, and further provides that, upon termination of the Merger Agreement under certain specified circumstances, the Company will be required to pay Ultra a termination fee of $7.5 million or Ultra will be required to pay the Company a termination fee of $7.5 million.
On October 5, 2017, at a special meeting of holders of shares of common stock of the Company, shareholders voted to adopt the Merger Agreement. Although the Merger Agreement has been adopted by the shareholders, consummation of the Merger remains subject to other closing conditions, including the expiration or termination of the applicable waiting period (or any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act (the “HSR Act”.) On September 22, 2017, the Company and Ultra each received a request for additional information (the “second requests”) from the United States Department of Justice (the “DOJ”) in connection with the pending merger. The second requests were issued under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. On October 23, 2017, the Company, Ultra and the DOJ entered into a timing agreement pursuant to which, among other things, the Company and Ultra agreed not to consummate the pending merger until 90 days following the date on which both of them shall have certified compliance with the second requests, unless the DOJ’s investigation shall have been closed sooner, subject to certain exceptions. The Company and Ultra have been cooperating fully with the DOJ as it conducts its review of the pending merger and will continue to do so in connection with the second requests. The pending merger also remains subject to other governmental approvals, as well as other customary closing conditions.

(2) Inventories and Cost of Contracts in Progress, net
The following are the major classifications of inventory, net of interim billings:

	October 1, 2017	July 2, 2017
Raw materials	$36,123	$31,353
Work in process	19,520	19,098
Finished goods	22,519	18,338
Total inventory and cost of contracts in progress, gross	78,162	68,789
Inventory to which the U.S. government has title due to interim billings	(9,516)	(8,541)
Total inventory and cost of contracts in progress, net	$68,646	$60,248
(3) Property, Plant and Equipment, net
Property, plant and equipment, net consists of the following:

	October 1, 2017	July 2, 2017
Land and land improvements	$1,439	$1,439
Buildings and building improvements	28,121	28,121
Machinery and equipment	50,246	46,502
Construction in progress	1,174	4,463
Total property, plant and equipment	80,980	80,525
Less accumulated depreciation	(47,606)	(46,070)
Total property, plant and equipment, net	$33,374	$34,455
(4) Other Intangible Assets
The components of other intangible assets, net consist of the following:

	Net Carrying Value at July 2, 2017	Additions	Amortization	Net Carrying Value at October 1, 2017
Non-compete agreements	$1,345	$—	$(168)	$1,177
Customer relationships	25,377	—	(1,661)	23,716
Trademarks/Tradenames	1,221	—	(41)	1,180
Unpatented technology and patents	502	—	(53)	449
	$28,445	$—	$(1,923)	$26,522
(5) Debt
On September 11, 2014, the Company entered into a revolving line-of-credit facility with a group of banks (the “Credit Facility”). The Company amended the Credit Facility on April 13, 2015, June 27, 2016 and again on June 30, 2017. As of the June 30, 2017 amendment, the Credit Agreement permits the Company to borrow up to $125,000. The facility is secured by substantially all assets of the Company and its subsidiaries and expires on September 11, 2019. As of October 1, 2017, the Company had $22,293 available under the facility, which included letters of credit of $4,738 and capital leases of $369. The letters of credit balance includes a $3,114 standby letter of credit issued during the second quarter of fiscal 2017 to support environmental remediation obligations. (See Note 8, Commitments and Contingencies, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for further information). All borrowings under the Facility are classified as long-term.
Outstanding borrowings under the Credit Facility will bear interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six month periods, plus 1.00% to 3.75%, or at the bank’s base rate, as defined, plus 0.00%
to 2.75%, based upon the Company’s Total Funded Debt/EBITDA Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the Credit Facility ranging from 0.20% to 0.50%, based on the Company’s Total
Funded Debt/EBITDA Ratio, as defined. The Credit Facility includes representations, covenants and events of default that are customary for financing transactions of this nature. The effective interest rate on outstanding borrowings under the Credit
Facility was 3.60% at October 1, 2017.

As a condition of the Credit Facility, the Company is subject to certain customary covenants, which had been met or waived at October 1, 2017.
(6) Income Taxes
The Company's effective income tax rate for interim periods was determined based on the Company's estimated annual effective tax rate for the applicable year using the federal statutory income tax rate, permanent tax differences, foreign income taxes and state income taxes. The Company's estimated annual effective rate for the first quarter of fiscal years 2018 and 2017 was determined to be approximately 35%.
(7) Defined Benefit Pension Plan

The Company has a frozen defined benefit pension plan. The Company recorded net periodic pension expense of $18 and $13 for the first quarter of fiscal years 2018 and 2017, respectively. No contributions were made to the pension plan during the first quarter of fiscal years 2018 and 2017, respectively.
(8) Commitments and Contingencies
The Company is a party to an environmental remediation matter in Albuquerque, New Mexico ("Coors Road"). As of October 1, 2017 and July 2, 2017, Sparton had accrued $5,890 and $6,036, respectively, as its estimate of the remaining minimum future discounted financial liability regarding this matter, of which $568 and $568, respectively, was classified as a current liability and included on the balance sheets in other accrued expenses. As of October 1, 2017 and July 2, 2017, the Company had accrued $1,606, in relation to expected reimbursements from the Department of Energy, which are included in other non-current assets on the balance sheets and are considered collectible.
On October 3, 2016, the Company established the Sparton Corporation Standby Financial Assurance Trust and issued a standby letter of credit in the amount of $3,114 related to the Coors Road environmental remediation liability. The trust was established to meet the United States Environmental Protection Agency’s financial assurance requirements. As a result of the goodwill write-off of $64,174 in fiscal year 2016, the Company was not in compliance with these requirements as of the end of fiscal year 2016.
As of the end of fiscal year 2017, the Company was again in compliance with these requirements. The Company is in the process of dissolving the trust and canceling the letters of credit. See the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2017 for further information.
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
After discussions with counsel for the plaintiffs, the Company included certain additional disclosures in the proxy statement soliciting shareholder approval of the Merger. The Company believes the demands and complaints were without merit, there were substantial legal and factual defenses to the claims asserted, and the proxy statement disclosed all material information prior to the inclusion of the additional disclosures. The Company made the additional disclosures to avoid the expense and burden of litigation. On September 1, 2017, the court dismissed the lawsuits with prejudice with respect to lead plaintiffs in the lawsuits and without prejudice as to all other shareholders. The Company and plaintiffs must still attempt to resolve the appropriate amount of attorneys’ fees, if any, to be awarded to plaintiffs’ counsel.
In addition, the members of our board of directors were named as defendants in another class action suit filed in the
United States District Court for the Northern District of Ohio on October 24, 2017, purportedly brought on behalf of all holders of the Company's common stock. This lawsuit seeks damages allegedly suffered by plaintiffs as a result of violations by the members of the board of directors of their fiduciary duties. The Company believes the allegations in the complaint are without merit.
The Company is not currently a party to any other such legal proceedings, the adverse outcome of which, individually or in the aggregate, is expected to have a material adverse effect on our business, financial condition or results of operations. However, Goodrich Corporation (“Goodrich”) has alleged the Company owes indemnification under an agreement as a result of damages suffered by Goodrich in a lawsuit that Goodrich settled. The Company has disputed the indemnification claim to date and Goodrich has requested the parties mediate the dispute.
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
The following table shows stock-based compensation expense (income) by type of share-based award included in the consolidated statements of income:

	For the First Quarter of Fiscal Years
	2018	2017
Fair value expense of stock option awards	$40	$48
Restricted stock units	171	279
Restricted and unrestricted stock	—	(18)
Total stock-based compensation expense (income)	$211	$309
The following is a summary of activity for the first quarter of fiscal year 2018 related to the 2010 Plan:

	Stock Options	Restricted stock units	Restricted shares
Outstanding at July 2, 2017	100,022	128,134	25,912
Granted	—	—	—
Forfeited	(2,382)	—	(25,912)
Outstanding at October 1, 2017	97,640	128,134	—
As of October 1, 2017, 54,492 stock options were exercisable, of which 22,227 vested in the first quarter of fiscal year 2018.

(10) Earnings Per Share Data
The following table sets forth the computation of basic and diluted net income (loss) per share:

	For the First Quarter of Fiscal Years
	2018	2017
Numerator:
Net income (loss)	$(2,852)	$108
Less net income allocated to contingently issuable participating securities	—	—
Net income (loss) available to common shareholders	$(2,852)	$108

Weighted average shares outstanding – Basic	9,856,649	9,792,818
Dilutive effect of stock options	—	—
Weighted average shares outstanding – Diluted	9,856,649	9,792,818

Net income (loss) available to common shareholders per share:
Basic	$(0.29)	$0.01
Diluted	$(0.29)	$0.01
For the first quarter of fiscal years 2018 and 2017, net income available to common shareholders was not reduced by allocated earnings associated with unvested restricted shares of 21,926 and 42,472, respectively, as the unvested restricted shares did not participate in the net loss for the first quarter of 2018 and the amount of allocated earnings in the first quarter of 2017 was not material.
There were 97,640 and 105,342 potential shares of common stock issuable upon exercise of stock options which were excluded from diluted income or loss per share computations for the first quarter of fiscal years 2018 and 2017, respectively, as they were anti-dilutive. For the first quarter of fiscal year 2018, they were anti-dilutive due to the net loss. For the first quarter of fiscal year 2017, they were anti-dilutive due to option exercise prices in excess of the average share prices.
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
Operating results and certain other financial information about the Company’s two reportable segments for the first quarter of fiscal years 2018 and 2017 were as follows:

	For the First Quarter of Fiscal Year 2018
	MDS	ECP	Unallocated	Eliminations	Total
Net sales	$55,308	$30,399	$—	$(2,944)	$82,763
Gross profit	5,993	8,595	—	—	14,588
Selling and administrative expenses (incl. depreciation)	5,900	3,580	5,725	—	15,205
Internal research and development expenses	—	572	—	—	572
Depreciation and amortization	2,327	561	571	—	3,459
Operating income (loss)	(1,485)	4,098	(5,725)	—	(3,112)
Capital expenditures	105	187	163	—	455
Total assets at October 1, 2017	$144,618	$75,341	$10,485	$—	$230,444

	For the First Quarter of Fiscal Year 2017
	MDS	ECP	Unallocated	Eliminations	Total
Net sales	$65,002	$37,592	$—	$(2,227)	$100,367
Gross profit	7,294	9,991	—	—	17,285
Selling and administrative expenses (incl. depreciation)	5,976	3,824	3,583	—	13,383
Internal research and development expenses	—	351	—	—	351
Depreciation and amortization	2,676	606	437	—	3,719
Operating income (loss)	(514)	5,429	(3,583)	—	1,332
Capital expenditures	206	335	578	—	1,119
Total assets at July 2, 2017	$142,513	$64,694	$9,936	$—	$217,143

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
In July 2015, the FASB issued ASU No. 2015-11 ("ASU 2015-11"), Simplifying the Measurement of Inventory. ASU 2015-11 clarifies that inventory should be held at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price, less the estimated costs to complete, dispose and transport such inventory. ASU 2015-11 will be effective for fiscal years and interim periods beginning after December 15, 2016. ASU 2015-11 is required to be applied prospectively and early adoption is permitted. There was no significant impact on the Company's financial statements as a result of the adoption in the first quarter of fiscal year 2018.
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
Consolidated Results of Operations
Presented below is comparative data and discussions regarding our consolidated results of operations for the first quarter of fiscal year 2018 compared to the first quarter of fiscal year 2017. Results of operations for any period less than one year are not necessarily indicative of results of operations that may be expected for a full year. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.
For the First Quarter of Fiscal Year 2018 compared to the First Quarter of Fiscal Year 2017
The following table presents selected consolidated statements of operations data (dollars in thousands):
CONSOLIDATED

	For the First Quarter of Fiscal Years
	2018	% of Sales	2017	% of Sales
Net sales	$82,763	100.0%	$100,367	100.0%
Cost of goods sold	68,175	82.4	83,082	82.8
Gross profit	14,588	17.6	17,285	17.2
Selling and administrative expenses	15,205	18.4	13,383	13.3
Internal research and development expenses	572	0.7	351	0.3
Amortization of intangible assets	1,923	2.3	2,219	2.2
Operating income (loss)	(3,112)	(3.8)	1,332	1.4
Other expense, net	(1,276)	(1.5)	(1,165)	(1.2)
Income (loss) before income taxes	(4,388)	(5.3)	167	0.2
Income taxes	(1,536)	(1.9)	59	0.1
Net income (loss)	$(2,852)	(3.4)%	$108	0.1%
The decrease in net sales was a result of reduced sales of $10.4 million and $7.2 million in our MDS segment and ECP segment, respectively. The decrease in our gross profit was primarily a result of the reduced sales volumes. Selling and administrative expense was higher due to costs associated with the proposed merger, which were partially mitigated by the continued focused effort on cost containment and expense reduction.
The Company's estimated annual effective tax rate for the first quarter of fiscal years 2018 and 2017 was determined to be 35%.
Due to the factors described above, the Company reported net loss of $2.9 million, or $0.29 loss per share, basic and diluted, for the first quarter of fiscal year 2018, compared to net income of $0.1 million, or $0.01 earnings per share, basic and diluted, for the first quarter of fiscal year 2017.
Segment Information
The Company has two reportable segments - Manufacturing and Design Services ("MDS") and Engineered Components and Products ("ECP").
MDS
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
MDS
The following table presents selected segment data (dollars in thousands):

	For the First Quarter of Fiscal Years
	2018	% of Sales	2017	% of Sales	$ Chg
Gross sales	$55,308	100.0%	$65,002	100.0%	$(9,694)
Intercompany sales	(2,937)	(5.3)	(2,200)	(3.4)	(737)
Net sales	52,371	94.7	62,802	96.6	(10,431)
Gross profit	5,993	10.8	7,294	11.2	(1,301)
Selling and administrative expenses	5,900	10.7	5,976	9.2	(76)
Amortization of intangible assets	1,578	2.8	1,832	2.8	(254)
Restructuring charges	—	—	—	—	—
Operating income (loss)	$(1,485)	(2.7)%	$(514)	(0.8)%	$(971)
The $10.4 million decrease in net sales was due to (i) the continued insourcing of a large customer in our medical end-market and the loss of a customer in our industrial end-market reducing sales by $18.7 million and (ii) program delays and volume reductions of $2.3 million. These losses were offset by revenues from new programs wins and increased volumes with other customers of $10.6 million. MDS backlog was $130.5 million at October 1, 2017 compared to $125.3 million at October 2, 2016. Commercial orders, in general, may be rescheduled or canceled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the October 1, 2017 MDS backlog is currently expected to be realized in the next 12 months.
The decrease in gross profit was primarily due to lower sales volumes. Gross profit percentage decreased slightly as a result of revenue mix. The decrease in selling and administrative expense was due to lower compensation and related benefit costs partially offset by higher medical claims.

ECP
The following table presents selected segment data (dollars in thousands):

	For the First Quarter of Fiscal Years
	2018	% of Sales	2017	% of Sales	$ Chg
Gross sales	$30,399	100.0%	$37,592	100.0%	$(7,193)
Intercompany sales	(7)	—	(27)	(0.1)	20
Net sales	30,392	100.0	37,565	99.9	(7,173)
Gross profit	8,595	28.3	9,991	26.6	(1,396)
Selling and administrative expenses	3,580	11.8	3,824	10.2	(244)
Internal research and development expenses	572	1.9	351	1.0	221
Amortization of intangible assets	345	1.1	387	1.0	(42)
Operating income	$4,098	13.5%	$5,429	14.4%	$(1,331)
The segment had decreases of $3.0 million in foreign sonobuoy sales, $1.8 million in rugged electronics sales, $1.6 million in engineering sales and $0.8 million in domestic sonobuoy sales. Total sales to the U.S. Navy in the first quarter of fiscal years 2018 and 2017 were $17.5 million and $20.0 million, respectively. For the first quarter of fiscal years 2018 and 2017, sales to the U.S. Navy accounted for 21% and 20%, respectively, of consolidated Company net sales and 58% and 53%, respectively, of ECP segment net sales. ECP backlog was $141.9 million at October 1, 2017 compared to $118.8 million at October 2, 2016. A majority of the October 1, 2017 ECP backlog is currently expected to be realized in the next 18 months.
Gross profit decreased compared to the first quarter of the prior year due to the impact of lower foreign sonobuoy sales, which were partially offset by lower overhead costs. The decrease in selling and administrative expense is due to lower corporate allocated costs.
Internal research and development expenses reflect costs incurred for the internal development of technologies for use in undersea warfare, navigation, hand held targeting applications as well as rugged electronics and display devices. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment.
Eliminations and Corporate Unallocated
The following table presents selected data (dollars in thousands):

	For the First Quarter of Fiscal Years
	2018	2017	$ Chg
Intercompany sales elimination	$(2,944)	$(2,227)	$(717)
Selling and administrative expenses unallocated	5,725	3,583	2,142
Total corporate selling and administrative expenses before allocation to operating segments were $9.2 million and $7.3 million for the first quarter of fiscal year 2018 and fiscal year 2017, respectively, or 11.1% and 7.3% of consolidated sales, respectively. Of these costs, $3.4 million and $3.7 million, respectively, were allocated to segment operations in each of these periods. The increase in corporate selling and administrative expenses was due to legal and investment banker costs associated with proposed merger.
Liquidity and Capital Resources
As of October 1, 2017, the Company had $22.3 million available under its $125.0 million credit facility, reflecting borrowings under the facility of $97.6 million, letters of credit of $4.7 million and capital leases of $0.4 million. The letters of credit balance includes a $3.1 million standby letter of credit issued during the second quarter of fiscal year 2017 to support environmental remediation obligations. (See Note 8, Commitments and Contingencies, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for further information).
As a condition of the Credit Facility, the Company is subject to certain customary covenants, which had been met or waived at October 1, 2017.
The Company currently expects to meet its liquidity needs through a combination of sources including, but not limited to, operations and its revolving line-of-credit. With the above sources providing the expected cash flows, the Company currently believes that it will have sufficient liquidity for its anticipated needs over the next 12 months, but no assurances regarding liquidity can be made.

	For the First Quarter of Fiscal Years
CASH FLOWS	2018	2017
Operating activities, excluding net changes in working capital	$1,049	$4,279
Net changes in working capital	(24,278)	(1,067)
Operating activities	(23,229)	3,212
Investing activities	(455)	(1,119)
Financing activities	23,015	(1,507)
Net changes in working capital related cash flows in the first quarter of fiscal year 2018 primarily reflect increased accounts receivables, inventories and decreased accrued expenses, which were partially offset by increased accounts payable. Working capital related cash flows in the first quarter of fiscal year 2017 primarily reflect increased inventories, decreased accounts payable and accrued expenses as well as the funding of production related to U.S. Navy contracts, partially offset by collections of accounts receivable.
Net cash used in investing activity for the first quarter of fiscal year 2018 and 2017 reflect net capital expenditures of $0.5 million and $1.1 million, respectively.
Net cash provided by financing activities in the first quarter of fiscal year 2018 reflects $23.1 million of net borrowings under the Company's Credit Facility as compared to $1.4 million in net payments for the first quarter of fiscal year 2017.
Commitments and Contingencies
See Note 8, Commitments and Contingencies, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a discussion of the Company's commitments and contingencies.
Contractual Obligations
Information regarding the Company’s long-term debt obligations, environmental liability payments, operating lease payments and other commitments is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for fiscal year ended July 2, 2017. As of July 2, 2017, there were $45.6 million of non-cancelable purchase orders outstanding, $74.5 million of debt, $13.6 million of operating lease payments and a liability related to performance based billings was 1.7 million. As of October 1, 2017, compared to July 2, 2017, the non-cancelable purchase orders outstanding increased to $51.6 million, debt increased to $97.6 million, operating lease payments, net of subleases, decreased to $13.1 million and there was no liability related to performance based billings. Other than as noted above, there have been no material changes in the nature or amount of the Company’s contractual obligations since fiscal year end 2017.
Off-Balance Sheet Arrangements
The Company has standby letters of credit outstanding of $4.7 million at October 1, 2017, principally to support environmental remediation obligations and insurance arrangements. Other than these standby letters of credit and the operating lease commitments referenced above, we have no off-balance sheet arrangements that would have a current or future material effect on our financial condition, changes in financial condition, revenue, expense, results of operations, liquidity, capital expenditures or capital resources.
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

•Revenue recognition
•Goodwill and other intangible assets
•Percentage-of-completion accounting
•Environmental contingencies
•Income taxes
•Commercial inventory valuation
•Stock-based compensation
There have been no significant changes to our critical accounting policies that are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended July 2, 2017.
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
The Company’s revolving credit line, when drawn upon, is subject to future interest rate fluctuations which could potentially have a negative impact on cash flows of the Company. The Company had $97.6 million outstanding under its Credit Facility at October 1, 2017. A prospective increase of 100 basis points in the interest rate applicable to the Company’s outstanding borrowings under its Credit Facility would result in an increase of $1.0 million in our annual interest expense. The Company is not party to any currency exchange or interest rate protection agreements as of October 1, 2017.

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
There have been no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of fiscal year 2018 ended October 1, 2017, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
See Note 8, Commitments and Contingencies, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a discussion of legal proceedings and other commitments and contingencies.
Item 1A. Risk Factors.
You should carefully consider the risks and uncertainties described in Part I, Item 1A., "Risk Factors," in our Annual Report on Form 10-K for the year ended July 2, 2017 and the other information in our subsequent filings with the SEC, including this Quarterly Report on Form 10-Q. Our business, financial condition, results of operations and stock price could be materially and adversely affected by any of these risks. The risks described in our Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition, results of operations and stock price.

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

Sparton Corporation

Date: November 9, 2017	By:	/s/ JOSEPH J. HARTNETT
Joseph J. Hartnett
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2017	By:	/s/ JOSEPH G. MCCORMACK
Joseph G. McCormack
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)