Form 10-Q
period 2017-12-31
SPARTON CORP
filed 2018-02-06
CIK 92679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 2, 2018, there were 9,834,723 shares of common stock, $1.25 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31, 2017	July 2, 2017
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$1,104	$988
Accounts receivable, net of allowance for doubtful accounts of $374 and $429, respectively	54,466	45,347
Inventories and cost of contracts in progress, net	62,767	60,248
Prepaid expenses and other current assets	4,177	3,851
Total current assets	122,514	110,434
Property, plant and equipment, net	34,484	34,455
Goodwill	12,663	12,663
Other intangible assets, net	24,629	28,445
Deferred income taxes	14,771	24,893
Other non-current assets	5,177	6,253
Total assets	$214,238	$217,143
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$38,210	$27,672
Accrued salaries	9,293	11,453
Accrued health benefits	1,124	1,150
Performance based payments on customer contracts	—	1,749
Current portion of capital lease obligations	269	269
Other accrued expenses	10,121	11,959
Total current liabilities	59,017	54,252
Credit facility	78,900	74,500
Capital lease obligations, less current portion	32	167
Environmental remediation	5,208	5,468
Pension liability	820	888
Total liabilities	143,977	135,275
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, no par value; 200,000 shares authorized, none issued	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 9,834,723 and 9,860,635 shares issued and outstanding, respectively	12,293	12,326
Capital in excess of par value	18,106	17,851
Retained earnings	41,081	52,967
Accumulated other comprehensive loss	(1,219)	(1,276)
Total shareholders’ equity	70,261	81,868
Total liabilities and shareholders’ equity	$214,238	$217,143

See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except per share data)

	For the Second Quarter of Fiscal Years		For the First Two Quarters of Fiscal Years
	2018	2017	2018	2017
Net sales	$97,819	$97,399	$180,582	$197,766
Cost of goods sold	77,390	81,501	145,565	164,583
Gross profit	20,429	15,898	35,017	33,183
Operating expense:
Selling and administrative expenses	14,074	12,953	29,279	26,336
Internal research and development expenses	669	533	1,241	884
Amortization of intangible assets	1,893	2,191	3,816	4,410
Total operating expense	16,636	15,677	34,336	31,630
Operating income	3,793	221	681	1,553
Other income (expense)
Interest expense, net	(1,507)	(1,067)	(2,773)	(2,252)
Other, net	13	(11)	3	9
Total other expense, net	(1,494)	(1,078)	(2,770)	(2,243)
Income (loss) before income taxes	2,299	(857)	(2,089)	(690)
Income taxes	11,333	50	9,797	109
Net loss	$(9,034)	$(907)	$(11,886)	$(799)
Loss per share of common stock:
Basic	$(0.92)	$(0.09)	$(1.21)	$(0.08)
Diluted	$(0.92)	$(0.09)	$(1.21)	$(0.08)
Weighted average shares of common stock outstanding:
Basic	9,834,723	9,802,664	9,845,686	9,793,046
Diluted	9,834,723	9,802,664	9,845,686	9,793,046

See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(Dollars in thousands)

	For the Second Quarter of Fiscal Years		For the First Two Quarters of Fiscal Years
	2018	2017	2018	2017
Net Loss	$(9,034)	$(907)	$(11,886)	$(799)
Other comprehensive income, net:
Pension amortization of unrecognized net actuarial loss, net of tax	22	55	57	90
Other comprehensive income, net	22	55	57	90
Comprehensive loss	$(9,012)	$(852)	$(11,829)	$(709)

See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	For the First Two Quarters of Fiscal Years
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(11,886)	$(799)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,990	2,989
Amortization of intangible assets	3,816	4,410
Deferred income taxes	10,122	32
Stock-based compensation expense	221	1,277
Amortization of deferred financing costs	597	249
Loss on sale of property, plant and equipment, net	31	—
Changes in operating assets and liabilities:
Accounts receivable	(9,119)	(637)
Inventories and cost of contracts in progress	(2,519)	18,000
Prepaid expenses and other assets	341	599
Performance based payments on customer contracts	(1,749)	127
Accounts payable and accrued expenses	6,281	(11,576)
Net cash provided by (used in) operating activities	(874)	14,671
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(3,099)	(2,570)
Proceeds from sale of property, plant and equipment	14	—
Net cash used in investing activity	(3,085)	(2,570)
Cash Flows from Financing Activities:
Borrowings under credit facility	104,800	59,644
Repayments under credit facility	(100,400)	(71,144)
Payments under capital lease agreements	(136)	(129)
Payment of debt financing costs	(189)	(15)
Net cash provided by (used in) financing activities	4,075	(11,644)
Net increase in cash and cash equivalents	116	457
Cash and cash equivalents at beginning of period	988	132
Cash and cash equivalents at end of period	$1,104	$589
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,880	$1,972
Cash paid for income taxes	603	354
Supplemental disclosure of non-cash investing activities:
Machinery and equipment financed under capital leases	—	148
See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(1) Business and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform to the current year presentation. Subsequent events have been evaluated through the date these financial statements were issued. Additionally, the consolidated financial statements should be read in conjunction with Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Quarterly Report on Form 10-Q. Operating results for the quarter and two quarters ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending July 1, 2018. The consolidated balance sheet at July 2, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2017.
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
On October 5, 2017, at a special meeting of holders of shares of common stock of the Company, shareholders voted to adopt the Merger Agreement. Although the Merger Agreement has been adopted by the shareholders, consummation of the Merger remains subject to other closing conditions, including the expiration or termination of the applicable waiting period (or any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act (the “HSR Act”). On September 22, 2017, the Company and Ultra each received a request for additional information (the “second requests”) from the United States Department of Justice (the “DOJ”) in connection with the pending merger. The second requests were issued under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. On October 23, 2017, the Company, Ultra and the DOJ entered into a timing agreement pursuant to which, among other things, the Company and Ultra agreed not to consummate the pending merger until 90 days following the date on which both of them shall have certified compliance with the second requests, unless the DOJ’s investigation shall have been closed sooner, subject to certain exceptions. The Company and Ultra have been cooperating fully with the DOJ as it conducts its review of the pending merger and will continue to do so in connection with the second requests. On January 31, 2018, the Company and Ultra agreed to extend the outside date for completing the pending merger from January 31, 2018 to March 31, 2018, pursuant to the Merger Agreement. The Merger Agreement provides Ultra with the right to further extend the outside date for completing the pending merger until July 31, 2018 if certain regulatory approvals, including clearance under the HSR Act, remain pending as of March 31, 2018. The pending merger also remains subject to other governmental approvals, as well as other customary closing conditions.

(2) Inventories and Cost of Contracts in Progress, net
The following are the major classifications of inventory, net of interim billings:

	December 31, 2017	July 2, 2017
Raw materials	$48,316	$31,353
Work in process	19,711	19,098
Finished goods	4,946	18,338
Total inventory and cost of contracts in progress, gross	72,973	68,789
Inventory to which the U.S. government has title due to interim billings	(10,206)	(8,541)
Total inventory and cost of contracts in progress, net	$62,767	$60,248
(3) Property, Plant and Equipment, net
Property, plant and equipment, net consists of the following:

	December 31, 2017	July 2, 2017
Land and land improvements	$1,439	$1,439
Buildings and building improvements	28,104	28,121
Machinery and equipment	50,472	46,502
Construction in progress	3,330	4,463
Total property, plant and equipment	83,345	80,525
Less accumulated depreciation	(48,861)	(46,070)
Total property, plant and equipment, net	$34,484	$34,455
(4) Other Intangible Assets
The components of other intangible assets, net consist of the following:

	Net Carrying Value at July 2, 2017	Amortization	Net Carrying Value at December 31, 2017
Non-compete agreements	$1,345	$(337)	$1,008
Customer relationships	25,377	(3,296)	22,081
Trademarks/Tradenames	1,221	(81)	1,140
Unpatented technology and patents	502	(102)	400
	$28,445	$(3,816)	$24,629
(5) Debt
On September 11, 2014, the Company entered into a revolving line-of-credit facility with a group of banks (the “Credit Facility”). The Company amended the Credit Facility on April 13, 2015, June 27, 2016 and again on June 30, 2017. As of the June 30, 2017 amendment, the Credit Agreement permits the Company to borrow up to $125,000. The facility is secured by substantially all assets of the Company and its subsidiaries and expires on September 11, 2019. As of December 31, 2017, the Company had $41,974 available under the facility, reflecting borrowings under the facility of $78,900, which included letters of credit of $3,825 and capital leases of $301.
Outstanding borrowings under the Credit Facility will bear interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six month periods, plus 1.00% to 3.75%, or at the bank’s base rate, as defined, plus 0.00%
to 2.75%, based upon the Company’s Total Funded Debt/EBITDA Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the Credit Facility ranging from 0.20% to 0.50%, based on the Company’s Total
Funded Debt/EBITDA Ratio, as defined. The Credit Facility includes representations, covenants and events of default that are customary for financing transactions of this nature. The effective interest rate on outstanding borrowings under the Credit
Facility was 5.50% at December 31, 2017.
As a condition of the Credit Facility, the Company is subject to certain customary covenants, which had been met at December 31, 2017.

(6) Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law. The Tax Act made significant changes to U.S. tax laws including, but not limited to, lowering the federal income tax rate for U.S. corporations from a maximum of 35% to a fixed 21%, revising certain corporate income tax deductions, implementing a territorial tax system and imposing a repatriation tax on unrepatriated earnings of foreign subsidiaries.
The new tax rate is effective January 1, 2018. For corporations that report on a fiscal year basis, the Tax Act requires the use of a full-year blended income tax rate based on the new and old rates. Based on a federal rate of 35% for the first two quarters of fiscal year 2018 and 21% for the second two quarters of fiscal year 2018, as well as other factors discussed below, the Conmpany estimated its annual effective income tax rate for fiscal year 2018 will be approximately 28%, exclusive of any discrete tax events. During the second quarter of fiscal year 2018, as a result of the Tax Act, the Company recorded income tax expense of $10,100 for a provisional reduction in its net deferred tax assets, $400 for a provisional liability related to unrepatriated earnings and profits of foreign subsidiaries and $307 to adjust the tax benefit recorded in the first quarter of fiscal year 2018.
In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain tax effects of the Tax Act and provides for a one-year measurement period. The ultimate impact of the Tax Act may differ from the provisional amounts the Company has recorded due to additional analysis, changes in interpretations and assumptions the Company has made and additional regulatory guidance that may be issued. The accounting is expected to be completed near the end of calendar year 2018, as the tax return for fiscal year 2018 is being finalized.
During the second quarter of fiscal year 2018, the Company recognized the impacts of the Tax Act as discrete income tax events. Additionally, the Company recognized a discrete income tax benefit of $118 during the second quarter of fiscal 2018 as a result of the filing of the fiscal year 2017 tax return as well as amending certain tax returns from earlier tax years. During the second quarter of fiscal year 2017, the Company recognized a discrete income tax expense of $350 related to its Vietnam subsidiary.
The Company's effective income tax rate for interim periods was determined based on the Company's estimated annual effective tax rate for the applicable year using the federal statutory income tax rate, permanent tax differences, foreign income taxes and state income taxes, as well as the impact of federal, foreign and state tax deductions and credits. Excluding the discrete tax events described above, the Company's estimated annual effective rate for the fiscal years 2018 and 2017 was determined to be approximately 28% and 35%, respectively.
(7) Defined Benefit Pension Plan

The Company has a frozen defined benefit pension plan. The Company recorded net periodic pension income of $6 and pension expense of $24 for the second quarter of fiscal years 2018 and 2017, respectively. Net periodic pension expense was $13 and $37 for the first two quarters of fiscal years 2018 and 2017, respectively. No contributions were made to the pension plan during either of the first two quarters of fiscal years 2018 and 2017.
(8) Commitments and Contingencies
The Company is a party to an environmental remediation matter in Albuquerque, New Mexico ("Coors Road"). As of December 31, 2017 and July 2, 2017, Sparton had accrued $5,775 and $6,036 respectively, as its estimate of the remaining minimum future discounted financial liability regarding this matter, of which $567 and $568, respectively, was classified as a current liability and included on the balance sheets in other accrued expenses. As of December 31, 2017 and July 2, 2017, the Company had accrued $1,606, in relation to expected reimbursements from the Department of Energy, which are included in other non-current assets on the balance sheets and are considered collectible.
On October 3, 2016, the Company established the Sparton Corporation Standby Financial Assurance Trust and issued a standby letter of credit in the amount of $3,114 related to the Coors Road environmental remediation liability. The trust was established to meet the United States Environmental Protection Agency’s financial assurance requirements. As a result of the goodwill write-off of $64,174 in fiscal year 2016, the Company was not in compliance with these requirements as of the end of fiscal year 2016. As of the end of fiscal year 2017, the Company was again in compliance with these requirements and during the second quarter of fiscal year 2018, the Company dissolved the trust and canceled the letters of credit.
See the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2017 for further information regarding the Company's environmental matters.

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
After discussions with counsel for the plaintiffs, the Company included certain additional disclosures in the proxy statement soliciting shareholder approval of the Merger. The Company believes the demands and complaints were without merit, there were substantial legal and factual defenses to the claims asserted, and the proxy statement disclosed all material information prior to the inclusion of the additional disclosures. The Company made the additional disclosures to avoid the expense and burden of litigation. On September 1, 2017, the court dismissed the lawsuits with prejudice with respect to lead plaintiffs in the lawsuits and without prejudice as to all other shareholders. During the second quarter of fiscal year 2018, the Company and plaintiffs agreed on the amount of attorneys’ fees, and $200 was paid to plaintiffs’ counsel.
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
The following table shows stock-based compensation expense by type of share-based award included in the consolidated statements of income:

	For the Second Quarter of Fiscal Years		For the First Two Quarters of Fiscal Years
	2018	2017	2018	2017
Fair value expense of stock option awards	$4	$49	$43	$97
Restricted stock units	7	525	178	804
Restricted and unrestricted stock	—	394	—	376
Total stock-based compensation expense	$11	$968	$221	$1,277

The following is a summary of activity for the first two quarters of fiscal year 2018 related to the 2010 Plan:

	Stock Options	Restricted stock units	Restricted shares
Outstanding at July 2, 2017	100,022	128,134	25,912
Granted	—	—	—
Forfeited	(5,532)	(10,380)	(25,912)
Outstanding at December 31, 2017	94,490	117,754	—
As of December 31, 2017, 55,883 stock options were exercisable, of which 22,227 and 911 vested in the first and second quarters of fiscal year 2018, respectively.
(10) Earnings Per Share Data
The following table sets forth the computation of basic and diluted net loss per share:

	For the Second Quarter of Fiscal Years		For the First Two Quarters of Fiscal Years
	2018	2017	2018	2017
Numerator:
Net loss	$(9,034)	$(907)	$(11,886)	$(799)
Less net income allocated to contingently issuable participating securities	—	—	—	—
Net loss available to common shareholders	$(9,034)	$(907)	$(11,886)	$(799)

Weighted average shares outstanding – Basic	9,834,723	9,802,664	9,845,686	9,793,046
Dilutive effect of stock options	—	—	—	—
Weighted average shares outstanding – Diluted	9,834,723	9,802,664	9,845,686	9,793,046

Net loss available to common shareholders per share:
Basic	$(0.92)	$(0.09)	$(1.21)	$(0.08)
Diluted	$(0.92)	$(0.09)	$(1.21)	$(0.08)
Net income available to common shareholders was not reduced by allocated earnings associated with unvested restricted shares of 10,963, 34,141 and 25,912 for the first two quarters of fiscal years 2018 and 2017 and the second quarter of fiscal year 2017, respectively, as the unvested restricted shares did not participate in the net losses for these periods. There were no restricted shares outstanding during the second quarter of fiscal year 2018.
There were 563, 3,213, 436 and 1,596 potential shares of common stock issuable upon exercise of stock options which were excluded from diluted income or loss per share computations, for the second quarters of fiscal years 2018 and 2017 and the first two quarters of fiscal years 2018 and 2017, respectively, as they were anti-dilutive due to the net losses for these periods.

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
Operating results and certain other financial information about the Company’s two reportable segments for the second quarter and first two quarters of fiscal years 2018 and 2017 were as follows:

	For the Second Quarter of Fiscal Year 2018
	MDS	ECP	Unallocated	Eliminations	Total
Net sales	$58,353	$42,468	$—	$(3,002)	$97,819
Gross profit	6,960	13,469	—	—	20,429
Selling and administrative expenses (incl. depreciation)	5,614	3,570	4,890	—	14,074
Internal research and development expenses	—	669	—	—	669
Depreciation and amortization	2,247	535	567	—	3,349
Operating income (loss)	(208)	8,891	(4,890)	—	3,793
Capital expenditures	2,210	208	226	—	2,644
Total assets at December 31, 2017	$145,929	$68,754	$(445)	$—	$214,238

	For the Second Quarter of Fiscal Year 2017
	MDS	ECP	Unallocated	Eliminations	Total
Net sales	$67,382	$32,350	$—	$(2,333)	$97,399
Gross profit	8,357	7,541	—	—	15,898
Selling and administrative expenses (incl. depreciation)	5,561	3,545	3,847	—	12,953
Internal research and development expenses	—	533	—	—	533
Depreciation and amortization	2,649	585	445	—	3,679
Operating income (loss)	986	3,082	(3,847)	—	221
Capital expenditures	464	423	564	—	1,451
Total assets at July 2, 2017	$142,513	$64,694	$9,936	$—	$217,143

	For the First Two Quarters of Fiscal Year 2018
	MDS	ECP	Unallocated	Eliminations	Total
Net sales	$113,661	$72,867	$—	$(5,946)	$180,582
Gross profit	12,953	22,064	—	—	35,017
Selling and administrative expenses (incl. depreciation)	11,514	7,150	10,615	—	29,279
Internal research and development expenses	—	1,241	—	—	1,241
Depreciation and amortization	4,575	1,096	1,135	—	6,806
Operating income (loss)	(1,693)	12,989	(10,615)	—	681
Capital expenditures	$2,315	$395	$389	$—	$3,099

	For the First Two Quarters of Fiscal Year 2017
	MDS	ECP	Unallocated	Eliminations	Total
Net sales	$132,384	$69,942	$—	$(4,560)	$197,766
Gross profit	15,651	17,532	—	—	33,183
Selling and administrative expenses (incl. depreciation)	11,537	7,369	7,430	—	26,336
Internal research and development expenses	—	884	—	—	884
Depreciation and amortization	5,325	1,191	883	—	7,399
Operating income (loss)	472	8,511	(7,430)	—	1,553
Capital expenditures	$670	$758	$1,142	$—	$2,570

(12) New Accounting Standards
In May 2014, the Financial Accounting Standards ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers, which amends guidance for revenue recognition. Under the new standard, revenue will be recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. The standard creates a five-step model that will generally require companies to use more judgment and make more estimates than under current guidance when considering the terms of contracts along with all relevant facts and circumstances. These include the identification of customer contracts and separating performance obligations, the determination of transaction price that potentially includes an estimate of variable consideration, allocating the transaction price to each separate performance obligation, and recognizing revenue in line with the pattern of transfer. In August 2015, the FASB issued an amendment to defer the effective date for all entities by one year. The new standard will become effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016. Companies have the option of using either a full or modified retrospective approach in applying this standard. During fiscal years 2016 and 2017, the FASB issued four additional updates which further clarify the guidance provided in ASU 2014-09. The Company has identified key personnel to evaluate the guidance and approve a transition method, while also formulating a time line to review the potential impact of the new standard on its existing revenue recognition policies and procedures.
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
Consolidated Results of Operations
Presented below is comparative data and discussions regarding our consolidated results of operations for the second quarter and first two quarters of fiscal year 2018 compared to the second quarter and first two quarters of fiscal year 2017. Results of operations for any period less than one year are not necessarily indicative of results of operations that may be expected for a full year. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.
For the Second Quarter of Fiscal Year 2018 compared to the Second Quarter of Fiscal Year 2017
The following table presents selected consolidated statements of operations data (dollars in thousands):
CONSOLIDATED

	For the Second Quarter of Fiscal Years
	2018	% of Sales	2017	% of Sales
Net sales	$97,819	100.0%	$97,399	100.0%
Cost of goods sold	77,390	79.1	81,501	83.7
Gross profit	20,429	20.9	15,898	16.3
Selling and administrative expenses	14,074	14.4	12,953	13.3
Internal research and development expenses	669	0.7	533	0.5
Amortization of intangible assets	1,893	1.9	2,191	2.3
Operating income	3,793	3.9	221	0.2
Other expense, net	(1,494)	(1.5)	(1,078)	(1.1)
Income (loss) before income taxes	2,299	2.4	(857)	(0.9)
Income taxes	11,333	11.6	50	—
Net loss	$(9,034)	(9.2)%	$(907)	(0.9)%
The increase in net sales was the result of a $10.1 million sales increase in our ECP segment, which was partially offset by a $9.7 million sales decline in our MDS segment. The increase in our gross margin was primarily due to a sales mix shift from lower gross margin MDS sales to higher gross margin ECP sales and an improvement in ECP gross margin. Selling and administrative expense was higher due to costs associated with the proposed merger, which were partially mitigated by the continued focused effort on cost containment and expense reduction.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law. The Tax Act made significant changes to U.S. tax laws including, but not limited to, lowering the federal income tax rate for U.S. corporations from a maximum of 35% to a fixed 21%, revising certain corporate income tax deductions, implementing a territorial tax system and imposing a repatriation tax on unrepatriated earnings of foreign subsidiaries. The new tax rate is effective January 1, 2018. For corporations that report on a fiscal year basis, the Tax Act requires the use of a full-year blended income tax rate based on the new and old rates. Based on a federal rate of 35% for the first two quarters of fiscal year 2018 and 21% for the second two quarters of fiscal year 2018, as well as other factors discussed below, the Company estimated its annual effective income tax rate for fiscal year 2018 will be approximately 28%, exclusive of any discrete tax events. During the second quarter of fiscal year 2018, as a result of the Tax Act, the Company recorded income tax expense of $10.1 million for a provisional reduction in its net deferred tax assets, $0.4 million for a provisional liability related to unrepatriated earnings and profits of foreign subsidiaries and $0.3 million to adjust the tax benefit recorded in the first quarter of fiscal year 2018.
During the second quarter of fiscal year 2018, the Company recognized the impacts of the Tax Act as discrete income tax events. Additionally, the Company recognized a discrete income tax benefit of $0.1 million during the second quarter of fiscal 2018 as a result of the filing of the fiscal year 2017 tax return as well as amending certain tax returns from earlier tax years. During the second quarter of fiscal year 2017, the Company recognized a discrete income tax expense of $0.3 million related to its Vietnam subsidiary. The Company's effective income tax rate for interim periods was determined based on the Company's estimated annual effective tax rate for the applicable year using the federal statutory income tax rate, permanent tax differences, foreign income taxes and state income taxes, as well as the impact of federal, foreign and state tax deductions and credits. Excluding the discrete tax events described above, the Company's estimated annual effective rate for the fiscal years 2018 and 2017 was determined to be approximately 28% and 35%, respectively.
Due to the factors described above, the Company reported a net loss of $9.0 million, or $0.92 loss per share, basic and diluted, for the second quarter of fiscal year 2018, compared to a net loss of $0.9 million, or $0.09 loss per share, basic and diluted, for the second quarter of fiscal year 2017.
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
MDS
The following table presents selected segment data (dollars in thousands):

	For the Second Quarter of Fiscal Years
	2018	% of Sales	2017	% of Sales	$ Chg
Gross sales	$58,353	100.0%	$67,382	100.0%	$(9,029)
Intercompany sales	(2,970)	(5.1)	(2,333)	(3.5)	(637)
Net sales	55,383	94.9	65,049	96.5	(9,666)
Gross profit	6,960	11.9	8,357	12.4	(1,397)
Selling and administrative expenses	5,614	9.7	5,561	8.2	53
Amortization of intangible assets	1,554	2.6	1,810	2.7	(256)
Operating income (loss)	$(208)	(0.4)%	$986	1.5%	$(1,194)
The $9.7 million decrease in net sales was due to (i) prior year insourcing in our medical end-market and the loss of a customer in our industrial end-market reducing sales by $10.7 million and (ii) program delays and volume reductions of $15.8 million. These losses were partially offset by revenues from new program wins and increased volumes with other customers of $16.8 million. MDS backlog was $142.1 million at the end of the second quarter of fiscal year 2018 compared to $123.3 million at the end of the second quarter of fiscal year 2017. Commercial orders, in general, may be rescheduled or canceled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the December 31, 2017 MDS backlog is currently expected to be realized in the next 12 months.
Gross margin decreased slightly as a result of lower fixed overhead absorption due to the decrease in revenue. The increase in selling and administrative expense was due to higher medical benefit claims costs, mostly offset by lower corporate allocations and site spending controls.
ECP
The following table presents selected segment data (dollars in thousands):

	For the Second Quarter of Fiscal Years
	2018	% of Sales	2017	% of Sales	$ Chg
Gross sales	$42,468	100.0%	$32,350	100.0%	$10,118
Intercompany sales	(32)	(0.1)	—	—	(32)
Net sales	42,436	99.9	32,350	100.0	10,086
Gross profit	13,469	31.7	7,541	23.3	5,928
Selling and administrative expenses	3,570	8.4	3,545	11.0	25
Internal research and development expenses	669	1.6	533	1.6	136
Amortization of intangible assets	339	0.8	381	1.2	(42)
Operating income	$8,891	20.9%	$3,082	9.5%	$5,809
The $10.1 million increase in net sales was due to an $8.1 million increase in domestic sonobuoy sales, a $1.8 million increase in foreign sonobuoy sales and a $0.3 million increase in rugged electronics sales. These increases were slightly offset by a $0.1 million decrease in the combined engineering and other revenue streams. Total sales to the U.S. Navy in the second quarter of fiscal years 2018 and 2017 were $30.1 million and $22.1 million, respectively. For the second quarter of fiscal years 2018 and 2017, sales to the U.S. Navy accounted for 31% and 23%, respectively, of consolidated Company net sales and 71% and 68%, respectively, of ECP segment net sales. ECP backlog was $130.2 million at the end of the second quarter of fiscal year 2018 compared to $113.1 million at the end of the second quarter of fiscal year 2017. Substantially all of the December 31, 2017 ECP backlog is currently expected to be realized in the next 18 months.
Gross margin increased due to higher fixed overhead absorption resulting from the increase in sales, as well as slightly lower overhead costs. There was a slight increase in selling and administrative expense due to slightly higher corporate allocations mostly offset by site spending controls.
Internal research and development expenses reflect costs incurred for the internal development of technologies for use in undersea warfare, navigation, hand held targeting applications as well as rugged electronics and display devices. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment. In the second quarter of fiscal year 2018, ECP increased internal research and development spending $0.1 million as compared to the same period in fiscal year 2017.
Eliminations and Corporate Unallocated
The following table presents selected data (dollars in thousands):

	For the Second Quarter of Fiscal Years
	2018	2017	$ Chg
Intercompany sales elimination	$(3,002)	$(2,333)	$(669)
Selling and administrative expenses unallocated	4,890	3,847	1,043
Total corporate selling and administrative expenses before allocation to operating segments were $8.0 million and $7.0 million for the second quarter of fiscal year 2018 and fiscal year 2017, respectively, or 8.2% and 7.2% of consolidated sales, respectively. Of these costs, $3.1 million and $3.2 million, respectively, were allocated to segment operations in each of these periods. The increase in corporate selling and administrative expenses was due primarily to legal costs associated with the proposed merger.

For the First Two Quarters of Fiscal Year 2018 compared to the First Two Quarters of Fiscal Year 2017
The following table presents selected consolidated statement of operations data (dollars in thousands):
CONSOLIDATED

	For the First Two Quarters of Fiscal Years
	2018	% of Sales	2017	% of Sales
Net sales	$180,582	100.0%	$197,766	100.0%
Cost of goods sold	145,565	80.6	164,583	83.2
Gross profit	35,017	19.4	33,183	16.8
Selling and administrative expenses	29,279	16.2	26,336	13.3
Internal research and development expenses	1,241	0.7	884	0.5
Amortization of intangible assets	3,816	2.1	4,410	2.2
Operating income	681	0.4	1,553	0.8
Other expense, net	(2,770)	(1.5)	(2,243)	(1.1)
Loss before income taxes	(2,089)	(1.1)	(690)	(0.3)
Income taxes	9,797	5.4	109	0.1
Net loss	$(11,886)	(6.5)%	$(799)	(0.4)%
The decrease in net sales was the result of a $20.1 million sales reduction in our MDS segment, which was partially offset by a $2.9 million sales increase in our ECP segment.
The increase in gross margin was due to a sales mix shift from lower gross margin MDS sales to higher margin ECP sales and improvements in ECP gross margin, partially offset by decreased MDS gross margin. The increase in selling and administrative expense was higher due to costs associated with the proposed merger, which were partially offset by the continued focused effort on cost containment and expense reduction.
Excluding the discrete tax events and the adjustment of the income tax benefit recorded in the first quarter of fiscal year 2018, described above, the Company's estimated annual effective income tax rate for the first two quarters of fiscal years 2018 and 2017 was determined to be approximately 28% and 35%, respectively.
Due to the factors described above, the Company reported a net loss of $11.9 million, or $1.21 loss per share for the first two quarters of fiscal year 2018, compared to a net loss of $0.8 million, or $0.08 per share for the first two quarters of fiscal year 2017
MDS
The following table presents selected segment data (dollars in thousands):

	For the First Two Quarters of Fiscal Years
	2018	% of Sales	2017	% of Sales	$ Chg
Gross sales	$113,661	100.0%	$132,384	100.0%	$(18,723)
Intercompany sales	(5,907)	(5.2)	(4,533)	(3.4)	(1,374)
Net sales	107,754	94.8	127,851	96.6	(20,097)
Gross profit	12,953	11.4	15,651	11.8	(2,698)
Selling and administrative expenses	11,514	10.2	11,537	8.7	(23)
Amortization of intangible assets	3,132	2.7	3,642	2.7	(510)
Operating income (loss)	$(1,693)	(1.5)%	$472	0.4%	$(2,165)
The $20.1 million decrease in net sales was due to (i) the prior year insourcing in our medical end-market and the loss of a customer in our industrial end-market reducing sales by $21.7 million and (ii) program delays and volume reductions of $27.9 million. These losses were offset by revenues from new programs wins and increased volumes with other customers of $29.5 million. Gross margin decreased slightly as the impact of lower absorption of fixed overhead costs due to lower sales was partially offset by a more favorable sales mix. The selling and administrative expense was essentially flat.

ECP
The following table presents selected segment data (dollars in thousands):

	For the First Two Quarters of Fiscal Years
	2018	% of Sales	2017	% of Sales	$ Chg
Gross sales	$72,867	100.0%	$69,942	100.0%	$2,925
Intercompany sales	(39)	(0.1)	(27)	—	(12)
Net sales	72,828	99.9	69,915	100.0	2,913
Gross profit	22,064	30.3	17,532	25.1	4,532
Selling and administrative expenses	7,150	9.8	7,369	10.5	(219)
Internal research and development expenses	1,241	1.7	884	1.3	357
Amortization of intangible assets	684	1.0	768	1.1	(84)
Operating income	$12,989	17.8%	$8,511	12.2%	$4,478
The increase in net sales of $2.9 million is due to a $7.3 million increase in domestic sonobuoy sales, partially offset by decreased revenue of (i) $1.6 million in engineering and other combined, (ii) $1.3 million in foreign sonobuoy sales, and (iii) $1.5 million in rugged electronics. Total sales to the U.S. Navy in the first two quarters of fiscal years 2018 and 2017 were approximately $47.7 million and $42.1 million, respectively. For the first two quarters of fiscal years 2018 and 2017, sales to the U.S. Navy accounted for 26% and 21%, respectively, of consolidated Company net sales and 65% and 60%, respectively, of ECP segment net sales.
Gross margin was positively impacted in the current year by favorable sales mix and lower overhead as the prior year was negatively impacted by unabsorbed fixed overhead costs due to new program launch activity. The selling and administrative expenses were slightly favorable when compared to the prior year, due to slightly lower corporate allocations and site spending controls.
Internal research and development expenses reflect costs incurred for the internal development of technologies for use in navigation, oil and gas exploration and flat panel display technology. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment. In the first two quarters of fiscal year 2018, ECP increased internal research and development spending $0.4 million as compared to the same period in fiscal year 2017.
Eliminations and Corporate Unallocated
The following table presents selected consolidated statement of income data (dollars in thousands):

	For the First Two Quarters of Fiscal Years
	2018	2017	$ Chg
Intercompany sales elimination	$(5,946)	$(4,560)	$(1,386)
Selling and administrative expenses unallocated	10,615	7,430	3,185
Total corporate selling and administrative expenses before allocation to operating segments were $17.2 million and $14.3 million for the first two quarters of fiscal year 2018 and fiscal year 2017, respectively, or 9.5% and 7.2% of consolidated sales, respectively. Of these costs, $6.6 million and $6.9 million, respectively, were allocated to segment operations in each of these periods. The increase in corporate selling and administrative expenses was due primarily to legal and advisory costs associated with the proposed merger.
Liquidity and Capital Resources
As of December 31, 2017, the Company had $42.0 million available under its $125.0 million credit facility, reflecting borrowings under the facility of $78.9 million, letters of credit of $3.8 million and capital leases of $0.3 million.
As a condition of the Credit Facility, the Company is subject to certain customary covenants, which had been met at December 31, 2017.

The Company currently expects to meet its liquidity needs through a combination of sources including, but not limited to, operations and its revolving line-of-credit. With the above sources providing the expected cash flows, the Company currently believes that it will have sufficient liquidity for its anticipated needs over the next 12 months, but no assurances regarding liquidity can be made.

	For the First Two Quarters of Fiscal Years
CASH FLOWS	2018	2017
Operating activities, excluding net changes in working capital	$5,891	$8,158
Net changes in working capital	(6,765)	6,513
Operating activities	(874)	14,671
Investing activities	(3,085)	(2,570)
Financing activities	4,075	(11,644)
Net changes in working capital related cash flows in the first two quarters of fiscal year 2018 primarily reflect increased accounts receivables and inventories as well as reduced performance based payments, which were partially offset by increased accounts payable. Working capital related cash flows in the first two quarters of fiscal year 2017 primarily reflect reduced inventories, partially offset by reduced accounts payable.
Net cash used in investing activity for the first two quarters of fiscal year 2018 and 2017 reflect net capital expenditures of $3.1 million and $2.6 million, respectively.
Net cash provided by financing activities in the first two quarters of fiscal year 2018 reflects $4.4 million of net borrowings under the Company's Credit Facility as compared to $11.5 million in net payments for the first two quarters of fiscal year 2017.
Commitments and Contingencies
See Note 8, Commitments and Contingencies, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a discussion of the Company's commitments and contingencies.
Contractual Obligations
Information regarding the Company’s long-term debt obligations, environmental liability payments, operating lease payments and other commitments is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for fiscal year ended July 2, 2017. As of July 2, 2017, there were $45.6 million of non-cancelable purchase orders outstanding, $74.5 million of debt, $13.6 million of operating lease payments and a liability related to performance based billings was $1.7 million. As of December 31, 2017, compared to July 2, 2017, the non-cancelable purchase orders outstanding increased to $53.6 million, debt increased to $78.9 million, operating lease payments, net of subleases, decreased to $12.8 million and there was no liability related to performance based billings. Other than as noted above, there have been no material changes in the nature or amount of the Company’s contractual obligations since the end of fiscal year 2017.
Off-Balance Sheet Arrangements
The Company has standby letters of credit outstanding of $3.8 million at December 31, 2017, principally to support foreign sonobuoy sales and insurance arrangements. Other than these standby letters of credit and the operating lease commitments referenced above, we have no off-balance sheet arrangements that would have a current or future material effect on our financial condition, changes in financial condition, revenue, expense, results of operations, liquidity, capital expenditures or capital resources.
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
The Company’s revolving credit line, when drawn upon, is subject to future interest rate fluctuations which could potentially have a negative impact on cash flows of the Company. The Company had $78.9 million outstanding under its Credit Facility at December 31, 2017. A prospective increase of 100 basis points in the interest rate applicable to the Company’s outstanding borrowings under its Credit Facility would result in an increase of $0.8 million in our annual interest expense. The Company is not party to any currency exchange or interest rate protection agreements as of December 31, 2017.

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
There have been no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of fiscal year 2018 ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Sparton Corporation

Date: February 6, 2018	By:	/s/ JOSEPH J. HARTNETT
Joseph J. Hartnett
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date: February 6, 2018	By:	/s/ JOSEPH G. MCCORMACK
Joseph G. McCormack
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)