Form 10-Q
period 2018-04-01
SPARTON CORP
filed 2018-05-09
CIK 92679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2018, there were 9,834,723 shares of common stock, $1.25 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	April 1, 2018	July 2, 2017
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$792	$988
Accounts receivable, net of allowance for doubtful accounts of $374 and $407, respectively	65,730	45,347
Inventories and cost of contracts in progress, net	65,448	60,248
Prepaid expenses and other current assets	3,639	3,851
Total current assets	135,609	110,434
Property, plant and equipment, net	33,760	34,455
Goodwill	12,663	12,663
Other intangible assets, net	22,827	28,445
Deferred income taxes	14,760	24,893
Other non-current assets	4,988	6,253
Total assets	$224,607	$217,143
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$28,401	$27,672
Accrued salaries	9,662	11,453
Accrued health benefits	1,207	1,150
Performance based payments on customer contracts	—	1,749
Current portion of capital lease obligations	218	269
Other accrued expenses	11,512	11,959
Total current liabilities	51,000	54,252
Credit facility	96,800	74,500
Capital lease obligations, less current portion	17	167
Environmental remediation	5,092	5,468
Pension liability	787	888
Total liabilities	153,696	135,275
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, no par value; 200,000 shares authorized, none issued	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 9,834,723 and 9,860,635 shares issued and outstanding, respectively	12,293	12,326
Capital in excess of par value	18,112	17,851
Retained earnings	41,696	52,967
Accumulated other comprehensive loss	(1,190)	(1,276)
Total shareholders’ equity	70,911	81,868
Total liabilities and shareholders’ equity	$224,607	$217,143

See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except per share data)

	For the Third Quarter of Fiscal Years		For the First Three Quarters of Fiscal Years
	2018	2017	2018	2017
Net sales	$93,938	$95,410	$274,520	$293,176
Cost of goods sold	76,262	78,495	221,827	243,078
Gross profit	17,676	16,915	52,693	50,098
Operating expense:
Selling and administrative expenses	13,253	12,862	42,532	39,198
Internal research and development expenses	307	424	1,548	1,308
Amortization of intangible assets	1,802	2,099	5,618	6,509
Total operating expense	15,362	15,385	49,698	47,015
Operating income	2,314	1,530	2,995	3,083
Other income (expense)
Interest expense, net	(1,460)	(1,075)	(4,233)	(3,327)
Other, net	—	20	3	29
Total other expense, net	(1,460)	(1,055)	(4,230)	(3,298)
Income (loss) before income taxes	854	475	(1,235)	(215)
Income taxes	239	46	10,036	155
Net income (loss)	$615	$429	$(11,271)	$(370)
Income (loss) per share of common stock:
Basic	$0.06	$0.04	$(1.15)	$(0.04)
Diluted	$0.06	$0.04	$(1.15)	$(0.04)
Weighted average shares of common stock outstanding:
Basic	9,834,723	9,818,789	9,834,723	9,804,908
Diluted	9,834,723	9,818,789	9,834,723	9,804,908

See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(Dollars in thousands)

	For the Third Quarter of Fiscal Years		For the First Three Quarters of Fiscal Years
	2018	2017	2018	2017
Net income (loss)	$615	$429	$(11,271)	$(370)
Other comprehensive income, net:
Pension amortization of unrecognized net actuarial loss, net of tax	29	55	86	145
Other comprehensive income, net	29	55	86	145
Comprehensive income (loss)	$644	$484	$(11,185)	$(225)

See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	For the First Three Quarters of Fiscal Years
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(11,271)	$(370)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,428	4,474
Amortization of intangible assets	5,618	6,509
Deferred income taxes	10,133	32
Stock-based compensation expense	229	825
Amortization of deferred financing costs	810	373
Loss (gain) on sale of property, plant and equipment, net	23	(13)
Changes in operating assets and liabilities:
Accounts receivable	(20,383)	(1,333)
Inventories and cost of contracts in progress	(5,200)	12,905
Prepaid expenses and other assets	855	1,440
Performance based payments on customer contracts	(1,749)	—
Accounts payable and accrued expenses	(1,843)	(9,336)
Net cash provided by (used in) operating activities	(18,350)	15,506
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(3,779)	(4,829)
Proceeds from sale of property, plant and equipment	23	17
Net cash used in investing activity	(3,756)	(4,812)
Cash Flows from Financing Activities:
Borrowings under credit facility	166,900	101,163
Repayments under credit facility	(144,600)	(110,747)
Payments under capital lease agreements	(201)	(195)
Payment of debt financing costs	(189)	(15)
Net cash provided by (used in) financing activities	21,910	(9,794)
Net increase (decrease) in cash and cash equivalents	(196)	900
Cash and cash equivalents at beginning of period	988	132
Cash and cash equivalents at end of period	$792	$1,032
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,255	$2,532
Cash paid for income taxes	675	553
Supplemental disclosure of non-cash investing activities:
Machinery and equipment financed under capital leases	—	148
See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(1) Business and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform to the current year presentation. Subsequent events have been evaluated through the date these financial statements were issued. Additionally, the consolidated financial statements should be read in conjunction with Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Quarterly Report on Form 10-Q. Operating results for the quarter and three quarters ended April 1, 2018 are not necessarily indicative of the results that may be expected for the year ending July 1, 2018. The consolidated balance sheet at July 2, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2017.
The Company reports fiscal years on a 52-53 week year (5-4-4 basis) ending on the Sunday closest to June 30.
On July 7, 2017, Sparton Corporation (the "Company" or "Sparton"), Ultra Electronics Holdings plc, (“Ultra”), and Ultra Electronics Aneira Inc., (“Merger Sub”) entered into an Agreement and Plan of Merger (the "Merger Agreement") that provided for Ultra to acquire the Company by merging Merger Sub into the Company (such transaction referred to as the "Merger"), subject to the terms and conditions set forth in the Merger Agreement.
On October 5, 2017, at a special meeting of holders of shares of common stock of the Company, shareholders voted to adopt the Merger Agreement. Although the Merger Agreement had been adopted by the Company's shareholders, consummation of the Merger remained subject to other closing conditions, including the expiration or termination of the applicable waiting period (or any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act (the “HSR Act”).
On March 5, 2018, Sparton announced the termination by Sparton and Ultra of the Merger Agreement as a result of the staff of the United States Department of Justice (the “DOJ”) informing the parties that it intended to recommend that the DOJ block the Merger. Under a Merger Termination Agreement entered into by Sparton, Ultra and Merger Sub, the parties agreed to release each other from certain claims and liabilities arising out of or related to the Merger Agreement or the transactions contemplated therein or thereby, including any termination fees. The parties also agreed that certain agreements with confidentiality obligations will continue in full force and effect.
Also on March 5, 2018, Sparton announced that, during the DOJ’s review of Sparton’s proposed Merger with Ultra, the United States Navy (the “Navy”) expressed the view that instead of the parties proceeding with the Merger, each of Sparton and Ultra should enhance its ability to independently develop, produce and sell sonobuoys and over time work toward the elimination of their use of Sparton’s and Ultra’s joint venture for such activities. Since that time, Sparton has been in communication with the Navy to better understand its expectations with respect to the timing, funding and terms of current and future sonobuoy IDIQ production contracts. While no deadlines have been established nor funding decisions agreed upon, we believe the Navy would find it desirable if Sparton and Ultra were in a position to eliminate the use of the ERAPSCO joint venture for the sale of sonobuoys to the Navy by September, 2024, which is the end of the GFY19-GFY23 IDIQ contract. Due to the significance of the effort and expenditures required, there can be no assurance that Sparton, or both of the ERAPSCO joint venture partners, will be able to independently develop, produce and sell fully qualified sonobuoys by that time, or at an earlier date if so required by the Navy. The GFY19-GFY23 IDIQ contract is currently under evaluation and we anticipate that an award will be made by the Navy in GFY19 and that final delivery will be scheduled to occur in 2024. Additionally, we understand that there will be no impact on the existing GFY14-GFY18 IDIQ contract which provides for final delivery to occur in 2019.
As a result of the termination of the Merger Agreement, the Company announced that it will seek to re-engage with parties that previously expressed an interest in acquiring all or a part of Sparton and that are in a position to expeditiously proceed to effect such a transaction. The Company is currently in active discussions with interested parties. There can be no assurance these discussions will result in the execution of a definitive agreement or the completion of a transaction.

(2) Inventories and Cost of Contracts in Progress, net
The following are the major classifications of inventory, net of interim billings:

	April 1, 2018	July 2, 2017
Raw materials	$56,398	$31,353
Work in process	18,146	19,098
Finished goods	5,023	18,338
Total inventory and cost of contracts in progress, gross	79,567	68,789
Inventory to which the U.S. government has title due to interim billings	(14,119)	(8,541)
Total inventory and cost of contracts in progress, net	$65,448	$60,248
(3) Property, Plant and Equipment, net
Property, plant and equipment, net consists of the following:

	April 1, 2018	July 2, 2017
Land and land improvements	$1,439	$1,439
Buildings and building improvements	28,082	28,121
Machinery and equipment	51,968	46,502
Construction in progress	2,487	4,463
Total property, plant and equipment	83,976	80,525
Less accumulated depreciation	(50,216)	(46,070)
Total property, plant and equipment, net	$33,760	$34,455
(4) Other Intangible Assets
The components of other intangible assets, net consist of the following:

	Net Carrying Value at July 2, 2017	Amortization	Net Carrying Value at April 1, 2018
Non-compete agreements	$1,345	$(505)	$840
Customer relationships	25,377	(4,841)	20,536
Trademarks/Tradenames	1,221	(121)	1,100
Unpatented technology and patents	502	(151)	351
	$28,445	$(5,618)	$22,827
(5) Debt
On September 11, 2014, the Company entered into a revolving line-of-credit facility with a group of banks (the “Credit Facility”). The Company amended the Credit Facility on April 13, 2015, June 27, 2016 and again on June 30, 2017. As of April 1, 2018, the Credit Agreement permitted the Company to borrow up to $125,000. The facility is secured by substantially all assets of the Company and its subsidiaries and expires on September 11, 2019. As of April 1, 2018, the Company had $24,035 available under the facility, reflecting borrowings under the facility of $96,800, outstanding letters of credit of $3,930 and capital leases of $235.
As of April 1, 2018, outstanding borrowings under the Credit Facility will bear interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six month periods, plus 1.00% to 3.75%, or at the bank’s base rate, as defined, plus 0.00% to 2.75%, based upon the Company’s Total Funded Debt/EBITDA Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the Credit Facility ranging from 0.20% to 0.50%, based on the Company’s Total Funded Debt/EBITDA Ratio, as defined. The Credit Facility includes representations, covenants and events of default that are customary for financing transactions of this nature. The effective interest rate on outstanding borrowings under the Credit Facility was 4.53% at April 1, 2018.
On May 3, 2018, the Company entered into Amendment No.5 ("Amendment 5") to the Credit Facility. As a result of Amendment 5, the Company reduced the revolving credit facility from $125,000 to $120,000, increased the permitted total funded debt to EBITDA ratio for fiscal quarters ending April 1, 2018 and July 1, 2018 and increased the interest rates to either LIBOR, plus 3.50% to 4.50%, or the bank’s base rate, as defined, plus 2.50% to 3.50%.
As a condition of the Credit Facility, the Company is subject to certain customary covenants, which had been met or waived at April 1, 2018.
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
The new tax rate is effective January 1, 2018. For corporations that report on a fiscal year basis, the Tax Act requires the use of a full-year blended income tax rate based on the new and old rates. Based on a federal rate of 35% for the first two quarters of fiscal year 2018 and 21% for the second two quarters of fiscal year 2018, as well as other factors discussed below, the Company estimated its annual effective income tax rate for fiscal year 2018 will be approximately 28%, exclusive of any discrete tax events. During the second quarter of fiscal year 2018, as a result of the Tax Act, the Company recorded income tax expense of $10,100 for a provisional reduction in its net deferred tax assets and $400 for a provisional liability related to unrepatriated earnings and profits of foreign subsidiaries.
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
During the second quarter of fiscal year 2018, the Company recognized the impacts of the Tax Act as discrete income tax events. Additionally, the Company recognized a discrete income tax benefit of $118 during the second quarter of fiscal year 2018 as a result of the filing of the fiscal year 2017 tax return as well as amending certain tax returns from earlier tax years. The Company recognized a discrete income tax benefit of $121 during the third quarter of fiscal year 2017 related to the conclusion of a state tax audit and a discrete income tax expense of $350 in the second quarter of fiscal year 2017 related to its Vietnam subsidiary.
The Company's effective income tax rate for interim periods was determined based on the Company's estimated annual effective tax rate for the applicable year using the federal statutory income tax rate, permanent tax differences, foreign income taxes and state income taxes, as well as the impact of federal, foreign and state tax deductions and credits. Excluding the discrete tax events described above, the Company's estimated annual effective income tax rate for the fiscal years 2018 and 2017 was determined to be approximately 28% and 35%, respectively.
(7) Defined Benefit Pension Plan

The Company has a frozen defined benefit pension plan. The Company recorded net periodic pension expense of $6 and $18 for the third quarter of fiscal years 2018 and 2017, respectively. Net periodic pension expense was $19 and $55 for the first three quarters of fiscal years 2018 and 2017, respectively. No contributions were made to the pension plan during either of the first three quarters of fiscal years 2018 and 2017.
(8) Commitments and Contingencies
The Company is a party to an environmental remediation matter in Albuquerque, New Mexico ("Coors Road"). As of April 1, 2018 and July 2, 2017, Sparton had accrued $5,659 and $6,036 respectively, as its estimate of the remaining minimum future discounted financial liability regarding this matter, of which $567 and $568, respectively, was classified as a current liability and included on the balance sheets in other accrued expenses. As of April 1, 2018 and July 2, 2017, the Company had accrued $1,606, in relation to expected reimbursements from the Department of Energy, which are included in other non-current assets on the balance sheets and are considered collectible.
On October 3, 2016, the Company established the Sparton Corporation Standby Financial Assurance Trust and issued a standby letter of credit in the amount of $3,114 related to the Coors Road environmental remediation liability. The trust was established to meet the United States Environmental Protection Agency’s financial assurance requirements. As a result of the goodwill write-off of $64,174 in fiscal year 2016, the Company was not in compliance with these requirements as of the end of fiscal year 2016. As of the end of fiscal year 2017, the Company was again in compliance with these requirements and during the second quarter of fiscal year 2018, the Company dissolved the trust and canceled the letter of credit.
See the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2017 for further information regarding the Company's environmental matters.
In addition to the foregoing, from time to time, the Company is involved in various legal proceedings relating to claims arising in the ordinary course of business.
The Company and the members of our board of directors were named as defendants in four federal securities class actions purportedly brought on behalf of all holders of the Company’s common stock challenging the now terminated proposed Merger with Ultra. The lawsuits generally sought, among other things, to enjoin the defendants from proceeding with the shareholder vote on the Merger Agreement at the special meeting or consummating the Merger unless and until the Company disclosed the allegedly omitted information. The complaints also sought damages allegedly suffered by the plaintiffs as a result of the asserted omissions, as well as related attorneys’ fees and expenses. After discussions with counsel for the plaintiffs, the Company included certain additional disclosures in the proxy statement soliciting shareholder approval of the Merger Agreement. The Company believes the demands and complaints were without merit, there were substantial legal and factual defenses to the claims asserted, and the proxy statement disclosed all material information prior to the inclusion of the additional disclosures. The Company made the additional disclosures to avoid the expense and burden of litigation. On September 1, 2017, the court dismissed the lawsuits with prejudice with respect to lead plaintiffs in the lawsuits and without prejudice as to all other shareholders. During the second quarter of fiscal year 2018, the Company and plaintiffs agreed on the amount of attorneys’ fees, and $200 was paid to plaintiffs’ counsel.
In addition, the members of our board of directors were named as defendants in another class action suit filed in the
United States District Court for the Northern District of Ohio on October 24, 2017, purportedly brought on behalf of all holders of the Company's common stock. This lawsuit seeks damages allegedly suffered by plaintiffs as a result of violations by the members of the board of directors of their fiduciary duties. As a result of the termination of the Merger Agreement, on March 16, 2018, the parties to the lawsuit stipulated to a dismissal of the lawsuit without prejudice.
The Company is involved in a matter with Goodrich Corporation (“Goodrich”) in which Goodrich has alleged the Company owes indemnification to Goodrich under an agreement as a result of damages suffered by Goodrich in a lawsuit that Goodrich settled. The Company has disputed the indemnification claim and Goodrich has requested the parties mediate the dispute or move to trial. This dispute is covered by insurance, subject to normal reservation of rights by the insurance company, and the Company believes that a settlement, if any, would likely be within the Company’s coverage. The Company is also a party to a dispute regarding a health claim by a former employee of one of the Company’s former businesses and her children. The plaintiffs are seeking money damages related to their medical care and treatment, pain and suffering, and lost earnings. The lawsuit was filed in the First Judicial District Court for the County of Santa Fe in August 2016. The Company has insurance covering this matter, subject to normal reservation of rights by the insurance company, and believes that a settlement, if any, would likely be within the Company’s coverage. During the third quarter of fiscal 2018, the Company accrued $635 for potential insurance deductibles and legal fees associated with this claim.
The Company is not currently a party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, is expected to have a material adverse effect on our business, financial condition or results of operations.
The Company is subject to audits by certain federal government agencies, including the Defense Contract Audit Agency and the Defense Contract Management Agency. The agencies audit and evaluate government contracts and government contractors’ administrative processes and systems. These agencies review the Company’s performance on contracts, pricing practices, cost structure, financial capability and compliance with applicable laws, regulations and standards. They also review the adequacy of the Company’s internal control systems and policies, including the Company’s purchasing, accounting, estimating, compensation and management information processes and systems. The Company works closely with these agencies to ensure compliance. From time to time, the Company is notified of claims related to noncompliance arising from the audits performed by agencies. Such claims have historically been subject to actions of remediation and/or financial claims that are typically subject to negotiated settlements. The Company believes that it has appropriate reserves established for outstanding issues and is not aware of any issues of noncompliance that would have a material effect on the Company’s financial position or results of operations.

(9) Stock-Based Compensation
The Company has a long-term incentive plan to offer incentive and non-qualified stock options, stock appreciation rights, restricted stock or restricted stock units, performance awards and other stock-based awards, including grants of shares under the Sparton Corporation 2010 Long-Term Incentive Plan (the “2010 Plan”).
The following table shows stock-based compensation expense by type of share-based award included in the consolidated statements of income:

	For the Third Quarter of Fiscal Years		For the First Three Quarters of Fiscal Years
	2018	2017	2018	2017
Fair value expense of stock option awards	$5	$48	$49	$145
Restricted stock units	2	447	180	1,251
Restricted and unrestricted stock	—	(947)	—	(571)
Total stock-based compensation expense	$7	$(452)	$229	$825
The following is a summary of activity for the first three quarters of fiscal year 2018 related to the 2010 Plan:

	Stock Options	Restricted stock units	Restricted shares
Outstanding at July 2, 2017	100,022	128,134	25,912
Granted	—	—	—
Forfeited	(12,647)	(19,632)	(25,912)
Outstanding at April 1, 2018	87,375	108,502	—
As of April 1, 2018, 51,288 stock options were exercisable, of which 23,138 vested in the first two quarters of fiscal year 2018. No stock options vested during the third quarter of fiscal year 2018.

(10) Earnings Per Share Data
The following table sets forth the computation of basic and diluted net loss per share:

	For the Third Quarter of Fiscal Years		For the First Three Quarters of Fiscal Years
	2018	2017	2018	2017
Numerator:
Net income (loss)	$615	$429	$(11,271)	$(370)
Less net income allocated to contingently issuable participating securities	—	—	—	—
Net income (loss) available to common shareholders	$615	$429	$(11,271)	$(370)

Weighted average shares outstanding – Basic	9,834,723	9,818,789	9,834,723	9,804,908
Dilutive effect of stock options	—	—	—	—
Weighted average shares outstanding – Diluted	9,834,723	9,818,789	9,834,723	9,804,908

Net income (loss) available to common shareholders per share:
Basic	$0.06	$0.04	$(1.15)	$(0.04)
Diluted	$0.06	$0.04	$(1.15)	$(0.04)

Net income available to common shareholders was not reduced by allocated earnings associated with unvested restricted shares of 7,309 and 31,518 for the first three quarters of fiscal years 2018 and 2017, respectively, as the unvested restricted shares did not participate in the net losses for these periods and 25,912 for the third quarter of fiscal year 2017, as the impact was not material. There were no restricted shares outstanding during the third quarter of fiscal year 2018.

The computations of diluted income or loss per share excluded potential shares of common stock issuable upon exercise of stock options totaling 92,605 and 102,247 for the third quarters of fiscal years 2018 and 2017, respectively, as they were anti-dilutive due to option exercise prices in excess of the average share prices and totaling 95,639 and 105,726 for the first three quarters of fiscal years 2018 and 2017, respectively, as they were anti-dilutive due to the net losses for these periods. The computations of diluted income or loss per share also excluded potential shares of common stock issuable upon exercise of restricted stock units totaling 117,242 and 144,068 for the third quarters of fiscal years 2018 and 2017, respectively, and 123,324 and 134,123 for the first three quarters of fiscal years 2018 and 2017, respectively, as the shares were contingently issuable.

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
Operating results and certain other financial information about the Company’s two reportable segments for the third quarter and first three quarters of fiscal years 2018 and 2017 were as follows:

	For the Third Quarter of Fiscal Year 2018
	MDS	ECP	Unallocated	Eliminations	Total
Net sales	$59,786	$37,199	$—	$(3,047)	$93,938
Gross profit	7,164	10,512	—	—	17,676
Selling and administrative expenses (incl. depreciation)	5,487	3,454	4,312	—	13,253
Internal research and development expenses	—	307	—	—	307
Depreciation and amortization	2,149	517	574	—	3,240
Operating income (loss)	204	6,422	(4,312)	—	2,314
Capital expenditures	384	121	175	—	680
Total assets at April 1, 2018	$146,739	$76,610	$1,258	$—	$224,607

	For the Third Quarter of Fiscal Year 2017
	MDS	ECP	Unallocated	Eliminations	Total
Net sales	$61,084	$37,053	$—	$(2,727)	$95,410
Gross profit	6,690	10,225	—	—	16,915
Selling and administrative expenses (incl. depreciation)	5,684	4,160	3,018	—	12,862
Internal research and development expenses	—	424	—	—	424
Depreciation and amortization	2,577	563	444	—	3,584
Operating income (loss)	(722)	5,270	(3,018)	—	1,530
Capital expenditures	1,291	260	708	—	2,259
Total assets at July 2, 2017	$142,513	$64,694	$9,936	$—	$217,143

	For the First Three Quarters of Fiscal Year 2018
	MDS	ECP	Unallocated	Eliminations	Total
Net sales	$173,447	$110,065	$—	$(8,992)	$274,520
Gross profit	20,116	32,577	—	—	52,693
Selling and administrative expenses (incl. depreciation)	17,001	10,604	14,927	—	42,532
Internal research and development expenses	—	1,548	—	—	1,548
Depreciation and amortization	6,724	1,613	1,709	—	10,046
Operating income (loss)	(1,489)	19,411	(14,927)	—	2,995
Capital expenditures	$2,699	$516	$564	$—	$3,779

	For the First Three Quarters of Fiscal Year 2017
	MDS	ECP	Unallocated	Eliminations	Total
Net sales	$193,468	$106,995	$—	$(7,287)	$293,176
Gross profit	22,341	27,757	—	—	50,098
Selling and administrative expenses (incl. depreciation)	17,221	11,529	10,448	—	39,198
Internal research and development expenses	—	1,308	—	—	1,308
Depreciation and amortization	7,901	1,755	1,327	—	10,983
Operating income (loss)	(250)	13,781	(10,448)	—	3,083
Capital expenditures	$1,960	$1,018	$1,851	$—	$4,829

(12) New Accounting Standards
In May 2014, the Financial Accounting Standards ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers, which amends guidance for revenue recognition. Under the new standard, revenue will be recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. The standard creates a five-step model that will generally require companies to use more judgment and make more estimates than under current guidance when considering the terms of contracts along with all relevant facts and circumstances. These include the identification of customer contracts and separating performance obligations, the determination of transaction price that potentially includes an estimate of variable consideration, allocating the transaction price to each separate performance obligation, and recognizing revenue in line with the pattern of transfer. In August 2015, the FASB issued an amendment to defer the effective date for all entities by one year. The new standard will become effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016. Companies have the option of using either a full or modified retrospective approach in applying this standard. During fiscal years 2016 and 2017, the FASB issued four additional updates which further clarify the guidance provided in ASU 2014-09. The Company has identified key personnel to evaluate the guidance and approve a transition method, while also formulating a time line to review the potential impact of the new standard on its existing revenue recognition policies and procedures. The Company has identified significant contracts with customers and the promised goods and/or services associated with the revenue streams for each segment. The Company is evaluating the distinct performance obligations and the pattern of revenue recognition of these significant contracts in advance of the implementation of the standard.  It is also determining the impact of adopting the standard on its control framework and may require changes to its systems and other controls process.
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
In May 2017, the FASB issued ASU No. 2017-09 (“ASU 2017-09”), Scope of Modification Accounting. ASU 2017-09 clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02 (“ASU 2018-02”), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 permits the reclassification of certain “stranded tax effects” resulting from the recent U.S. tax reform from accumulated other comprehensive income to retained earnings. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, including interim periods within those years. Entities have the option to record the reclassification either retrospectively to each period in which the income tax effects of tax reform are recognized, or at the beginning of the annual or interim period in which the amendments are adopted. Early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

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
Consolidated Results of Operations
Presented below is comparative data and discussions regarding our consolidated results of operations for the third quarter and first three quarters of fiscal year 2018 compared to the third quarter and first three quarters of fiscal year 2017. Results of operations for any period less than one year are not necessarily indicative of results of operations that may be expected for a full year. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.
For the Third Quarter of Fiscal Year 2018 compared to the Third Quarter of Fiscal Year 2017
The following table presents selected consolidated statements of operations data (dollars in thousands):
CONSOLIDATED

	For the Third Quarter of Fiscal Years
	2018	% of Sales	2017	% of Sales
Net sales	$93,938	100.0%	$95,410	100.0%
Cost of goods sold	76,262	81.2	78,495	82.3
Gross profit	17,676	18.8	16,915	17.7
Selling and administrative expenses	13,253	14.1	12,862	13.5
Internal research and development expenses	307	0.3	424	0.4
Amortization of intangible assets	1,802	1.9	2,099	2.2
Operating income	2,314	2.5	1,530	1.6
Other expense, net	(1,460)	(1.6)	(1,055)	(1.1)
Income (loss) before income taxes	854	0.9	475	0.5
Income taxes	239	0.2	46	(0.1)
Net income	$615	0.7%	$429	0.4%
The decrease in net sales was the result of a $1.7 million sales decrease in our MDS segment, which was partially offset by a $0.2 million sales increase in our ECP segment. The increase in our gross margin was primarily due to a sales mix shift from lower gross margin MDS sales to higher gross margin ECP sales and an improvement in both MDS and ECP gross margin. Selling and administrative expense was higher due to legal costs and performance-based bonuses, which were partially mitigated by the continued focused effort on cost containment and expense reduction.
During the third quarter of fiscal year 2017, the Company recognized a discrete income tax benefit of $0.1 million related to the conclusion of a state tax audit. The Company's effective income tax rate for interim periods was determined based on the Company's estimated annual effective tax rate for the applicable year using the federal statutory income tax rate, permanent tax differences, foreign income taxes and state income taxes, as well as the impact of federal, foreign and state tax deductions and credits. Excluding the discrete tax events described above, the Company's estimated annual effective income tax rate for the fiscal years 2018 and 2017 was determined to be approximately 28% and 35%, respectively. The difference in rates is due primarily to the impact of the Tax Cut and Job Act of 2017 discussed below.
Due to the factors described above, the Company reported a net income of $0.6 million, or $0.06 earnings per share, basic and diluted, for the third quarter of fiscal year 2018, compared to net income of $0.4 million, or $0.04 earnings per share, basic and diluted, for the third quarter of fiscal year 2017.
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
MDS
The following table presents selected segment data (dollars in thousands):

	For the Third Quarter of Fiscal Years
	2018	% of Sales	2017	% of Sales	$ Chg
Gross sales	$59,786	100.0%	$61,084	100.0%	$(1,298)
Intercompany sales	(3,039)	(5.1)	(2,654)	(4.3)	(385)
Net sales	56,747	94.9	58,430	95.7	(1,683)
Gross profit	7,164	12.0	6,690	11.0	474
Selling and administrative expenses	5,487	9.2	5,684	9.3	(197)
Amortization of intangible assets	1,473	2.5	1,728	2.9	(255)
Operating income (loss)	$204	0.3%	$(722)	(1.2)%	$926
The $1.7 million decrease in net sales was due to prior year insourcing in our medical end-market and the loss of a customer in our industrial end-market reducing sales by $2.8 million and program delays and volume reductions of $13.1 million. These losses were partially offset by revenues from new program wins and increased volumes with other customers of $14.2 million. MDS backlog was $149.1 million at the end of the third quarter of fiscal year 2018 compared to $118.0 million at the end of the third quarter of fiscal year 2017. Commercial orders, in general, may be rescheduled or canceled without significant penalty, and, as a result, may not be a meaningful measure of future sales. A majority of the April 1, 2018 MDS backlog is currently expected to be realized in the next 12 months.
Gross margin increased slightly as a result of favorable sales mix. The decrease in selling and administrative expense was due primarily to lower corporate allocations.

ECP
The following table presents selected segment data (dollars in thousands):

	For the Third Quarter of Fiscal Years
	2018	% of Sales	2017	% of Sales	$ Chg
Gross sales	$37,199	100.0%	$37,053	100.0%	$146
Intercompany sales	(8)	—	(73)	(0.2)	65
Net sales	37,191	100.0	36,980	99.8	211
Gross profit	10,512	28.3	10,225	27.6	287
Selling and administrative expenses	3,454	9.3	4,160	11.2	(706)
Internal research and development expenses	307	0.8	424	1.2	(117)
Amortization of intangible assets	329	0.9	371	1.0	(42)
Operating income	$6,422	17.3%	$5,270	14.2%	$1,152
The $0.2 million increase in net sales was due to a $3.4 million increase in foreign sonobuoy sales, offset by a $1.9 million decrease in domestic sonobuoy sales, a $0.1 million decrease in rugged electronics sales and $1.2 million decrease in the combined engineering and other revenue streams. Total sales to the U.S. Navy in the third quarter of fiscal years 2018 and 2017 were $17.4 million and $19.7 million, respectively. For the third quarter of fiscal years 2018 and 2017, sales to the U.S. Navy accounted for 18% and 21%, respectively, of consolidated Company net sales and 47% and 53%, respectively, of ECP segment net sales. ECP backlog was $157.1 million at the end of the third quarter of fiscal year 2018 compared to $124.4 million at the end of the third quarter of fiscal year 2017. Substantially all of the April 1, 2018 ECP backlog is currently expected to be realized in the next 18 months.
Gross margin increased due to favorable sales mix. Selling and administrative expense decreased due to site spending controls.
Internal research and development expenses reflect costs incurred for the internal development of technologies for use in undersea warfare, navigation, hand held targeting applications as well as rugged electronics and display devices. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment. In the third quarter of fiscal year 2018, ECP reduced internal research and development spending by $0.1 million as compared to the same period in fiscal year 2017.
Eliminations and Corporate Unallocated
The following table presents selected data (dollars in thousands):

	For the Third Quarter of Fiscal Years
	2018	2017	$ Chg
Intercompany sales elimination	$(3,047)	$(2,727)	$(320)
Selling and administrative expenses unallocated	4,312	3,018	1,294
Total corporate selling and administrative expenses before allocation to operating segments were $7.7 million and $6.7 million for the third quarter of fiscal year 2018 and fiscal year 2017, respectively, or 8.2% and 7.1% of consolidated sales, respectively. Of these costs, $3.4 million and $3.7 million, respectively, were allocated to segment operations in each of these periods. The increase in corporate selling and administrative expenses was due primarily to legal costs and performance-based bonuses.

For the First Three Quarters of Fiscal Year 2018 compared to the First Three Quarters of Fiscal Year 2017
The following table presents selected consolidated statement of operations data (dollars in thousands):
CONSOLIDATED

	For the First Three Quarters of Fiscal Years
	2018	% of Sales	2017	% of Sales
Net sales	$274,520	100.0%	$293,176	100.0%
Cost of goods sold	221,827	80.8	243,078	82.9
Gross profit	52,693	19.2	50,098	17.1
Selling and administrative expenses	42,532	15.5	39,198	13.4
Internal research and development expenses	1,548	0.6	1,308	0.5
Amortization of intangible assets	5,618	2.0	6,509	2.2
Operating income	2,995	1.1	3,083	1.0
Other expense, net	(4,230)	(1.5)	(3,298)	(1.1)
Loss before income taxes	(1,235)	(0.4)	(215)	(0.1)
Income taxes	10,036	3.7	155	—
Net loss	$(11,271)	(4.1)%	$(370)	(0.1)%
The decrease in net sales was the result of a $21.8 million sales reduction in our MDS segment, which was partially offset by a $3.1 million sales increase in our ECP segment.
The increase in gross margin was due to a sales mix shift from lower gross margin MDS sales to higher margin ECP sales and improvements in ECP gross margin. The increase in selling and administrative expense was higher due to legal and advisory costs associated with the proposed Merger with Ultra, other legal costs and performance-based bonuses, which were partially offset by the continued focused effort on cost containment and expense reduction.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law. The Tax Act made significant changes to U.S. tax laws including, but not limited to, lowering the federal income tax rate for U.S. corporations from a maximum of 35% to a fixed 21%, revising certain corporate income tax deductions, implementing a territorial tax system and imposing a repatriation tax on unrepatriated earnings of foreign subsidiaries. The new tax rate is effective January 1, 2018. For corporations that report on a fiscal year basis, the Tax Act requires the use of a full-year blended income tax rate based on the new and old rates. Based on a federal rate of 35% for the first two quarters of fiscal year 2018 and 21% for the last two quarters of fiscal year 2018, as well as other factors, the Company estimated its annual effective income tax rate for fiscal year 2018 will be approximately 28%, exclusive of any discrete tax events. During the second quarter of fiscal year 2018, as a result of the Tax Act, the Company recorded income tax expense of $10.1 million for a provisional reduction in its net deferred tax assets and $0.4 million for a provisional liability related to unrepatriated earnings and profits of foreign subsidiaries.
During the second quarter of fiscal year 2018, the Company recognized the impacts of the Tax Act as discrete income tax events. Additionally, the Company recognized a discrete income tax benefit of $0.1 million during the second quarter of fiscal year 2018 as a result of the filing of the fiscal year 2017 tax return as well as amending certain tax returns from earlier tax years. The Company recognized a discrete income tax benefit of $0.1 million in the third quarter of fiscal year 2017 related to the conclusion of a state tax audit and a discrete income tax expense of $0.4 million in the second quarter of fiscal year 2017 related to its Vietnam subsidiary.
Excluding the discrete tax events and the adjustment of the income tax benefit recorded in the first quarter of fiscal year 2018, described above, the Company's estimated annual effective income tax rate for the first three quarters of fiscal years 2018 and 2017 was determined to be approximately 28% and 35%, respectively.
Due to the factors described above, the Company reported a net loss of $11.3 million, or $1.15 loss per share for the first three quarters of fiscal year 2018, compared to a net loss of $0.4 million, or $0.04 loss per share for the first three quarters of fiscal year 2017.

MDS
The following table presents selected segment data (dollars in thousands):

	For the First Three Quarters of Fiscal Years
	2018	% of Sales	2017	% of Sales	$ Chg
Gross sales	$173,447	100.0%	$193,468	100.0%	$(20,021)
Intercompany sales	(8,945)	(5.2)	(7,187)	(3.7)	(1,758)
Net sales	164,502	94.8	186,281	96.3	(21,779)
Gross profit	20,116	11.6	22,341	11.6	(2,225)
Selling and administrative expenses	17,001	9.8	17,221	8.9	(220)
Amortization of intangible assets	4,604	2.7	5,370	2.8	(766)
Operating income (loss)	$(1,489)	(0.9)%	$(250)	(0.1)%	$(1,239)
The $21.8 million decrease in net sales was due to (i) the prior year insourcing in our medical end-market and the loss of a customer in our industrial end-market reducing sales by $27.2 million and (ii) program delays and volume reductions of $30.7 million. These losses were offset by revenues from new programs wins and increased volumes with other customers of $36.1 million. Gross margin was flat compared to the same period in fiscal year 2017, as the impact of lower absorption of fixed overhead costs due to lower sales was offset by a more favorable sales mix. Selling and administrative expenses were essentially flat.
ECP
The following table presents selected segment data (dollars in thousands):

	For the First Three Quarters of Fiscal Years
	2018	% of Sales	2017	% of Sales	$ Chg
Gross sales	$110,065	100.0%	$106,995	100.0%	$3,070
Intercompany sales	(47)	—	(100)	(0.1)	53
Net sales	110,018	100.0	106,895	99.9	3,123
Gross profit	32,577	29.6	27,757	26.0	4,820
Selling and administrative expenses	10,604	9.6	11,529	10.8	(925)
Internal research and development expenses	1,548	1.4	1,308	1.2	240
Amortization of intangible assets	1,014	1.0	1,139	1.1	(125)
Operating income	$19,411	17.6%	$13,781	12.9%	$5,630
The increase in net sales of $3.1 million is due to a $5.9 million increase in domestic sonobuoy sales and a $2.2 million increase in foreign sonobuoy sales, partially offset by decreased revenue of $2.7 million in engineering and rugged electronics and other combined of $2.3 million. Total sales to the U.S. Navy in the first three quarters of fiscal years 2018 and 2017 were approximately $64.9 million and $61.8 million, respectively. For the first three quarters of fiscal years 2018 and 2017, sales to the U.S. Navy accounted for 24% and 21%, respectively, of consolidated Company net sales and 59% and 58%, respectively, of ECP segment net sales.
Gross margin was positively impacted in the current year by favorable sales mix and lower overhead as the prior year was negatively impacted by unabsorbed fixed overhead costs due to new program launch activity. The selling and administrative expenses decreased due to site spending controls.
Internal research and development expenses reflect costs incurred for the internal development of technologies for use in navigation, oil and gas exploration and flat panel display technology. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment. In the first three quarters of fiscal year 2018, ECP increased internal research and development spending $0.2 million as compared to the same period in fiscal year 2017.

Eliminations and Corporate Unallocated
The following table presents selected consolidated statement of income data (dollars in thousands):

	For the First Three Quarters of Fiscal Years
	2018	2017	$ Chg
Intercompany sales elimination	$(8,992)	$(7,287)	$(1,705)
Selling and administrative expenses unallocated	14,927	10,448	4,479
Total corporate selling and administrative expenses before allocation to operating segments were $24.9 million and $21.0 million for the first three quarters of fiscal year 2018 and fiscal year 2017, respectively, or 9.1% and 7.2% of consolidated sales, respectively. Of these costs, $10.0 million and $10.6 million, respectively, were allocated to segment operations in each of these periods. The increase in corporate selling and administrative expenses was due primarily to legal and advisory costs associated with the proposed Merger with Ultra, other legal costs and performance-based bonuses.
Liquidity and Capital Resources
As of April 1, 2018, the Company had $24.0 million available under its $125.0 million credit facility, reflecting borrowings under the facility of $96.8 million, outstanding letters of credit of $3.9 million and capital leases of $0.2 million.
On May 3, 2018, the Company entered into Amendment No.5 ("Amendment 5") to the Credit Facility. As a result of Amendment 5, the Company reduced the revolving credit facility from $125.0 million to $120.0 million, increased the permitted total funded debt to EBITDA ratio for fiscal quarters ending April 1, 2018 and July 1, 2018 and increased the interest rates to either LIBOR, plus 3.50% to 4.50%, or the bank’s base rate, as defined, plus 2.50% to 3.50%. Expenses of approximately $1.3 million related to Amendment 5 will be recorded as interest expense in the fourth quarter of fiscal year 2018.
Amendment 5 increased the permitted total funded debt to EBITDA ratio to 4.5x for fiscal quarters ending April 1, 2018 and July 1, 2018. The Company has met this covenant for the quarter ended April 1, 2018 and anticipates compliance for the quarter ended July 1, 2018. Beginning with the fiscal quarter ended September 30, 2018 and thereafter, the funded debt to EBITDA ratio will be 3.0x. The covenant relief was provided as the Company completes its exploration of a potential sale transaction. In the event that the Company does not consummate a sales transaction prior to September 30, 2018, the Company believes that it will be able to restructure its long-term debt in order to provide for sufficient liquidity for its anticipated needs for the next 12 months.

	For the First Three Quarters of Fiscal Years
CASH FLOWS	2018	2017
Operating activities, excluding net changes in working capital	$9,970	$11,830
Net changes in working capital	(28,320)	3,676
Operating activities	(18,350)	15,506
Investing activities	(3,756)	(4,812)
Financing activities	21,910	(9,794)
Net changes in working capital related cash flows in the first three quarters of fiscal year 2018 primarily reflect increased accounts receivables and inventories as well as reduced performance based payments, which were partially offset by increased accounts payable. Working capital related cash flows in the first three quarters of fiscal year 2017 primarily reflect reduced inventories, partially offset by decreased accounts payable and accrued expenses.
Net cash used in investing activity for the first three quarters of fiscal year 2018 and 2017 reflect net capital expenditures of $3.8 million and $4.8 million, respectively.
Net cash provided by financing activities in the first three quarters of fiscal year 2018 reflects $22.3 million of net borrowings under the Company's Credit Facility as compared to $9.6 million in net payments for the first three quarters of fiscal year 2017.

Commitments and Contingencies
See Note 8, Commitments and Contingencies, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a discussion of the Company's commitments and contingencies.
Contractual Obligations
Information regarding the Company’s long-term debt obligations, environmental liability payments, operating lease payments and other commitments is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for fiscal year ended July 2, 2017. As of July 2, 2017, there were $45.6 million of non-cancelable purchase orders outstanding, $74.5 million of debt, $13.6 million of operating lease payments and a liability related to performance based billings was $1.7 million. As of April 1, 2018, compared to July 2, 2017, the non-cancelable purchase orders outstanding increased to $51.3 million, debt increased to $96.8 million, operating lease payments, net of subleases, decreased to $12.1 million and there was no liability related to performance based billings. Other than as noted above, there have been no material changes in the nature or amount of the Company’s contractual obligations since the end of fiscal year 2017.
Off-Balance Sheet Arrangements
The Company has standby letters of credit outstanding of $3.9 million at April 1, 2018, principally to support foreign sonobuoy sales and insurance arrangements. Other than these standby letters of credit and the operating lease commitments referenced above, we have no off-balance sheet arrangements that would have a current or future material effect on our financial condition, changes in financial condition, revenue, expense, results of operations, liquidity, capital expenditures or capital resources.
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
The Company’s revolving credit line, when drawn upon, is subject to future interest rate fluctuations which could potentially have a negative impact on cash flows of the Company. The Company had $96.8 million outstanding under its Credit Facility at April 1, 2018. A prospective increase of 100 basis points in the interest rate applicable to the Company’s outstanding borrowings under its Credit Facility would result in an increase of $1.0 million in our annual interest expense. The Company is not party to any currency exchange or interest rate protection agreements as of April 1, 2018.

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
There have been no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of fiscal year 2018 ended April 1, 2018, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
10.1
Merger Termination Agreement dated as of March 4, 2018 by and among Sparton Corporation, Ultra Electronics Holdings plc, and Ultra Electronics Aneira Inc., incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2018.

10.2
Amendment No. 5 dated May 3, 2018 to the Amended and Restated Credit and Guaranty Agreement dated September 11, 2014, entered into between BMO Harris Bank N.A. and the Borrowers, incorporated by reference from Form 8-K filed with the SEC on May 7, 2018.

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

Sparton Corporation

Date: May 9, 2018	By:	/s/ JOSEPH J. HARTNETT
Joseph J. Hartnett
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2018	By:	/s/ JOSEPH G. MCCORMACK
Joseph G. McCormack
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)