Form 10-K
period 2018-07-01
SPARTON CORP
filed 2018-09-14
CIK 92679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: July 1, 2018
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold (based on the closing price on the New York Stock Exchange) as of December 29, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $220,049,000. For purposes of this computation, affiliates of the registrant include the registrant’s executive officers and directors and their respective affiliates as of December 29, 2017.
As of September 7, 2018 there were 9,834,723 shares of common stock, $1.25 par value per share, outstanding.

Documents Incorporated by Reference
Part III incorporates information by reference to the registrant’s definitive proxy statement for its 2018 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year.

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
Also on March 5, 2018, Sparton announced that, during the DOJ’s review of Sparton’s proposed Merger with Ultra, the United States Navy (the “Navy”) expressed the view that instead of the parties proceeding with the Merger, each of Sparton and Ultra should enhance its ability to independently develop, produce and sell sonobuoys and over time work toward the elimination of their use of Sparton’s and Ultra’s joint venture for such activities. Since that time, Sparton has been in communication with the Navy to better understand its expectations with respect to the timing, funding and terms of current and future sonobuoy indefinite delivery / indefinite quantity ("IDIQ") production contracts. While no deadlines have been established nor funding decisions agreed upon, we believe the Navy would find it desirable if Sparton and Ultra were in a position to eliminate the use of the ERAPSCO joint venture for the sale of sonobuoys to the Navy by September 2024, which is the end of the GFY19-GFY23 IDIQ contract. Due to the significance of the effort and expenditures required, there can be no assurance that Sparton, or both of the ERAPSCO joint venture partners, will be able to independently develop, produce and sell fully qualified sonobuoys by that time, or at an earlier date if so required by the Navy. The GFY19-GFY23 IDIQ contract is currently under evaluation, and we anticipate that an award will be made by the Navy in GFY19 and that final delivery will be scheduled to occur in 2024. Additionally, we understand that there will be no impact on the existing GFY14-GFY18 IDIQ contract which provides for final delivery to occur in 2019.
On July 9, 2018, the Company announced the filing of a bid protest by ERAPSCO with the United States Government Accountability Office ("GAO") challenging the competitive range exclusion of ERAPSCO under the United States Navy ("Navy") Solicitation No. N00019-19-R-0002 for the GFY 19-23 AN/SSQ-125A (the "Q-125A") production sonobuoy. The protest challenged on a number of bases the Navy's decision to exclude ERAPSCO from the solicitation process and requested that GAO restore ERAPSCO's ability to participate in the process. On August 30, 2018, the Navy issued a notice that it had taken corrective action to reopen the competitive range regarding the Q-125A production sonobuoy and include ERAPSCO in that competitive range. This allows ERAPSCO to again participate in the bid process. As a result of the Navy’s decision to restore ERAPSCO’s ability to participate in the bid process, on September 4, 2018 the GAO dismissed the protest.
As a result of the termination of the Merger Agreement, the Company announced that it would seek to re-engage with parties that previously expressed an interest in acquiring all or a part of Sparton and that are in a position to expeditiously proceed to effect such a transaction. There can be no assurance that any such process will result in the execution of a definitive agreement or the completion of a transaction.
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
ECP Segment
ECP segment operations are comprised of design, development and production of proprietary products for both domestic and foreign defense markets, as well as for commercial needs. ECP designs and manufactures ASW devices known as sonobuoys for the U.S. Navy and for foreign governments that meet Department of State licensing requirements. This segment also performs an engineering development function for the United States military and prime defense contractors for advanced technologies, primarily in the Undersea Warfare space, ultimately leading to future defense products, as well as replacements for existing products. Specifically, the sonobuoy product line is built to stringent military specifications. These products are restricted by International Tariff and Arms Regulations (“ITAR”) and qualified by the U.S. Navy, which limits opportunities for competition. This segment is also a provider of rugged flat panel display systems for military panel PC workstations, air traffic control and industrial and commercial marine applications, as well as high performance industrial grade computer systems and peripherals. Rugged displays are manufactured for prime contractors, in some cases to specific military grade specifications. Additionally, this segment internally develops and markets commercial products for underwater acoustics and microelectromechanical (“MEMS”) based inertial measurement.
Sparton is a 50/50 joint venture (“JV”) partner with UnderSea Sensor Systems, Inc. (“USSI”), currently the only other major producer of U.S. derivative sonobuoys. USSI's parent company is Ultra Electronics Holdings plc, based in the United Kingdom. The JV operates under the name ERAPSCO and allows Sparton and USSI to combine their own unique and complementary backgrounds to jointly develop and produce U.S. derivative sonobuoy designs for the U.S. Navy as well as for foreign governments that meet Department of State licensing requirements. ERAPSCO maintains the DBA Sonobuoy TechSystems through which it conducts business directly with foreign governments. In concept, and in practice, ERAPSCO serves as a pass-through entity maintaining no funds or assets. While the JV provides the opportunity to maximize efficiencies in the design and development of the related sonobuoys, both of the joint venture partners function independently as subcontractors; therefore, there is no separate entity to be accounted for or consolidated. The Board of Directors of ERAPSCO has the responsibility for the overall management and operation of the JV. The six member board consists of equal representation (full time employees) from both JV partners for three year terms. Personnel necessary for the operation of ERAPSCO, specifically a president, vice president, general manager, contract administrator and financial manager, are similarly assigned by the JV partners for rotating three year terms and the costs of these assigned individuals are borne by the party assigning the personnel. In response to a customer request for proposal (“RFP”) that ERAPSCO will bid on, the Board of Directors of ERAPSCO approves both the composition of a response to the RFP and the composite bid to be submitted to the customer based on financial thresholds set forth in the JV agreement. The Board of Directors of ERAPSCO strives to divide the aggregate contract awards at a 50/50 share ratio. Each JV partner bears the costs it incurs associated with the preparation and submission of proposals. Each JV partner submits to ERAPSCO a proposal for the estimated price of performing that portion of the RFP applicable to it. Upon award of a contract to the JV, separate subcontracts are generated between ERAPSCO and each of the JV partners defining the responsibilities and compensation. These subcontracts contain terms and conditions consistent with the prime contract. Each JV partner is responsible to ERAPSCO for the successful execution of its respective scope of work under its subcontract and each JV partner is individually accountable for the profit or losses sustained in the execution of the subcontract against its respective bid. In some instances, either Sparton or USSI handles the complete production and delivery of sonobuoys to ERAPSCO's customer. In other instances, either Sparton or USSI starts the production and ship completed subassemblies to the other party for additional processing before being delivered to the customers. Under ERAPSCO, individual contract risk exposures are reduced, while the likelihood of achieving U.S. Navy and other ASW objectives is enhanced. ERAPSCO has been in existence since 1987 and historically, the agreed upon products included under the JV were generally developmental sonobuoys. In 2007, the JV expanded to include all future sonobuoy development and substantially all U.S. derivative sonobuoy products for customers outside of the United States. The JV was further expanded three years later to include all sonobuoy products for the U.S. Navy beginning with U.S. Navy's 2010 fiscal year contracts.
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
During fiscal years 2018, 2017 and 2016, Sparton incurred internally funded research and development (“IR&D”) expenses of $2.7 million, $1.7 million and $2.3 million, respectively, for the internal development of technologies. Customer funded R&D costs, which are usually part of a larger production agreement, totaled $3.8 million, $5.6 million and $16.7 million for fiscal years 2018, 2017 and 2016, respectively.
Sonobuoy and related engineering services, including sales to the U.S. Navy and foreign governments, accounted for 32%, 29% and 28% of consolidated revenue for fiscal years 2018, 2017 and 2016, respectively. Sales to the U.S Navy accounted for 25%, 23% and 22% of consolidated revenue for fiscal years 2018, 2017 and 2016, respectively. The U.S. Navy issues multiple contracts annually for its sonobuoy and engineering requirements. The loss of U.S. Navy sonobuoy sales would have a material adverse financial effect on the Company. While the overall relationship with the U.S. Navy is important to Sparton, the Company does not believe that it is substantially dependent on any individual contract or agreement with the U.S. Navy, other than the Subcontract, effective October 26, 2017 between Sparton DeLeon Springs, LLC and ERAPSCO; the Subcontract, effective December 20, 2017, between Sparton DeLeon Springs, LLC and ERAPSCO; the Subcontract, effective March 15, 2018, between Sparton DeLeon Springs, LLC and ERAPSCO and the Subcontract, effective April 11, 2018, between Sparton DeLeon Springs, LLC and ERAPSCO (collectively, the “Material Subcontracts”). Each of the Material Subcontracts is filed as an exhibit to this Annual Report on Form 10-K, and each has been issued pursuant to a U.S. Navy one year Indefinite Delivery Indefinite Quantity contract with four option years (the “IDIQ Contract”). The IDIQ Contract is also considered a material contract to the Company and is filed as an exhibit to this Annual Report on Form 10-K. Pursuant to the currently effective subcontracts issued pursuant to the IDIQ, including certain of the Material Subcontracts, Sparton will supply sonobuoys to the U.S. Navy through ERAPSCO based on total subcontract awards received by Sparton DeLeon Springs, LLC in fiscal year 2018 of approximately $83.9 million.
United States Navy contracts allow Sparton to submit performance based billings, which are then applied against inventories purchased and manufacturing costs incurred by the Company throughout its performance under these contracts. Inventories were reduced by performance based payments from the U.S. Navy for costs incurred related to long-term contracts, thereby establishing inventory to which the U.S. Navy then has title, of $8.6 million and $8.5 million, respectively, at July 1, 2018 and July 2, 2017. At July 1, 2018 and July 2, 2017, current liabilities include performance based payments of $3.9 million and $1.7 million, respectively, on Navy contracts. As these payments are in excess of cost, there is no inventory to which the government would claim title and, therefore, no offset to inventory has been made.
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
Other
Materials used in our operations are generally available from a variety of worldwide sources, with the exception of certain select components. Our ability to access competitively priced materials is critical to our business success. Additionally, the volume purchasing power of larger competitors creates an advantage for them. During the past year, the Company has encountered higher than normal electronic component shortages and extended lead time issues due to shortages of certain components in the marketplace. These shortages and extended lead times are expected to continue for the foreseeable future. This condition has resulted in higher prices for these components as we seek to secure the necessary components from our suppliers or alternative suppliers, extension of our product delivery dates, and increased inventory levels due to a need to purchase components earlier than normally required. In addition to these shortages, recent developments in global trade relations have resulted in tariffs on components and raw materials we utilize. Uncertainties exist regarding the duration of these tariffs, the potential for an escalation of global trading issues, and our ability to recover these tariffs through price increases or other means. The risk of material obsolescence in our businesses is less significant than that which exists in many other markets since raw materials and component parts are generally purchased only upon receipt of a customer's order. However, excess material resulting from increasing order lead-times may pose a risk due to potential order cancellation or customer-directed design changes. While the Company does not expect to encounter significant long-term raw material procurement issues, raw material supply issues and global trade uncertainties pose a risk to our profitability.

While a significant portion of the Company's revenue is from customers based in the United States, the Company has sales to customers throughout the world. See Note 18, Business, Geographic and Sales Concentration, of the "Notes to Consolidated Financial Statements" in this Form 10-K for financial information regarding the Company's geographic sales concentration and locations of long-lived assets.
At July 1, 2018, Sparton employed 1,531 people, as well as 184 contractors. None of the Company's employees are represented by a labor union. The Company considers employee relations to be good.
Executive Officers of the Registrant
Information with respect to executive officers of the Registrant is set forth below. The positions have been held for the periods noted.

Joseph J. Hartnett
Interim President and Chief Executive Officer of Sparton Corporation since February 2016. Previously, Mr. Hartnett served as the Chairman of the Board of Directors of the Company. Prior to that, Mr. Hartnett served as President, Chief Executive Officer and Chief Operating Officer of Ingenient Technologies, Inc. a multimedia software development company, from 2008 through 2010. Before that date, Mr. Hartnett held the positions of Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer with U.S. Robotics Corporation. (Age 62)

Joseph G. McCormack
Senior Vice President and Chief Financial Officer since September 2015. Previously, Mr. McCormack served as Senior Financial Consultant to the Company since June 2015. Prior to that Mr. McCormack was a senior financial consultant from May 2012 to June 2015 and was Chief Financial Officer of Ingenient Technologies, Inc. from December 2005 to May 2012. Prior to that date, Mr. McCormack was a partner at Ernst & Young LLP (Age 55)

Gordon B. Madlock
Senior Vice President, Operations since January 2009. Previously, Mr. Madlock held the position of Senior Vice President of Operations for Citation Corporation in Novi, MI since September 1999. (Age 60)

Steven M. Korwin
Senior Vice President, Quality and Engineering since September 2009. Previously, Mr. Korwin held the position of Group Vice President, Electronic Manufacturing Services since December 2008. Prior to that date, Mr. Korwin held the position of Vice President of Quality and Engineering for Citation Corporation in Novi, MI since October 2005. (Age 55)

Michael A. Gaul
Group Vice President, Manufacturing and Design Services since December 2017. Prior to that, Mr. Gaul held the positions of Group Vice President, Medical Manufacturing and Design Services since January 2014 and General Manager of the Strongsville, Ohio medical manufacturing facility from September 2011 to January 2014. Prior to that, Mr. Gaul held the positions of Vice President, Operations and COO at SynCardia Systems since April 2005. Prior to that, Mr. Gaul held the position of Vice President of Manufacturing Operations for Ventana Medical since May 2003. His industry experience includes Medical Devices and Reagents, Complex Capital Automation Equipment, Public Safety Communication Systems and Industrial Controls and Instrumentation. (Age 64)

James M. Lackemacher
Group Vice President, Engineered Components and Products since January 2014. Previously, Mr. Lackemacher held the position of Vice President/General Manager, Defense and Security Systems Business Unit since April 2005. (Age 56)

There are no family relationships among the persons named above. All officers are elected annually and serve at the discretion of the Board of Directors.
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
The potential of restructuring our long-term debt may adversely affect our operating results, cash flows and financial condition.
We have a revolving line-of-credit facility with a group of banks which is secured by substantially all the assets of the Company that expires in September 2019. This credit facility is a component of our ongoing working capital funding. Available borrowings against this facility are limited by, among other things, an EBITDA (as determined under the agreement) to debt ratio. Over the term of this agreement, the facility has been modified several times to allow for increases in this ratio, as well as other relief, to provide flexibility during the Company’s exploration of a sale transaction. The most recent amendment to the facility provides for an increase to the leverage ratio through September 30, 2018. We intend to restructure this facility upon its expiration in September 2019, or sooner as conditions dictate, to provide for appropriate ongoing liquidity. Renegotiating this facility will very likely require restructuring our long term debt and will increase the interest rates we pay on our long term debt. Additionally, we may require a further amendment or waiver to our facility after September 30, 2018 to provide for liquidity through the closing of a potential sale transaction or through our negotiation of a new debt structure if no sale transaction is consummated. We believe that we will be able to secure the appropriate debt structure for the Company if no sale transaction is consummated and that our bank group will provide for the necessary amendments or waivers while such a structure is negotiated. See “Liquidity and Capital Resources” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K for more information related to the Company’s credit facility.
The industry is extremely competitive and we depend on continued outsourcing by OEMs.
The Military and Aerospace and Medical and Biotechnology industries are highly fragmented and intensely competitive. Our contract manufacturing services are available from many sources and we compete with numerous domestic and foreign firms. Within the Company’s target market, the high-mix, low to medium volume sector of the MDS segment, there are substantially fewer competitors, but competition remains strong. Some competitors have substantially greater manufacturing, research and development, marketing or financial resources and, in some cases, have more geographically diversified international operations. The Company expects competition to intensify further as more companies enter our target markets and our customers consolidate. In the future, increased competition from large electronic component manufacturers that are selling, or may begin to sell, electronics manufacturing services may occur. Future growth will depend on our ability to win business from competitors, new outsourcing opportunities and could be limited by OEMs performing such functions internally or delaying their decision to outsource.
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
For fiscal year 2018, our ten largest customers, including the U.S. Navy, accounted for approximately 50% of total net sales. The U.S. Navy, an ECP customer through the Company’s ERAPSCO agreement, represented 25% of our total net sales. We expect to continue to depend upon a relatively small number of customers, but we cannot ensure that present or future large customers will not terminate, significantly change, reduce or delay their manufacturing arrangements with us. Because our major customers represent such a large part of our business, the loss of any of our major customers or reduced sales to these customers could negatively impact our business.
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
We are partner to a 50/50 joint venture agreement, the ERAPSCO agreement, with USSI, currently the only other major producer of U.S. derivative sonobuoys. If USSI were to terminate this joint venture, the Company would be required to return to independent bidding and production for the U.S. Navy and other foreign governments that meet Department of State licensing requirements for sonobuoy business. If this were to happen, it is possible that the Company’s future results could be negatively impacted. In March 2018, as a result of the DOJ’s rejection of the proposed merger between Sparton and Ultra, USSI’s parent, the Navy informed Sparton that Sparton and USSI should enhance their ability to independently develop, produce and sell sonobuoys and over time work toward the elimination of the joint venture for such activities. Starting with the 2014 U.S. government fiscal year, the U.S. Navy competitively bid sonobuoy contracts, potentially allowing additional competitors to vie for this business. The Company is aware that the U.S. Navy has funded a competitor for the qualification of one future sonobuoy variant that is currently not in production. In July of 2018, the Navy attempted to exclude ERAPSCO from the competitive range for Solicitation No. N00019-19-R-0002 for the GFY 19-23 AN/SSQ-125A (the “Q-125A”) production sonobuoy. ERAPSCO subsequently filed a protest with the GAO, and, as a result of that protest, in August 2018, the Navy took corrective action to restore ERAPSCO's ability to participate in the bid process. See also "ITEM 1. Business" of this Form 10-K for more information and a discussion of the U.S. Navy's view of the joint venture and the activities related to the Q-125A bid process. While the Company believes that there are significant barriers to entry into the sonobuoy market, if a new competitor was able to successfully develop the necessary technical capabilities and gain entry into the market space, the Company’s future results could be negatively impacted.
We rely on the continued growth and financial stability of our customers. Adverse changes in the end markets they serve can reduce demand from our customers in those markets and/or make customers in these end markets more price sensitive. Furthermore, mergers or restructurings among our customers or our customers’ customers could increase concentration or reduce total demand as the combined entities rationalize their business and consolidate their suppliers. Future developments, particularly in those end markets which account for more significant portions of our revenues, could harm our business and our results of operations. If one or more of our customers experiences financial difficulty and is unable to pay for the services provided, our operating results and financial condition could be adversely affected. If our customers seek bankruptcy protection, they could act to terminate all or a portion of their business with us, originate new business with our competitors and terminate or assign our long-term supply agreements. Any loss of revenue from our major customers, including the non-

payment or late payment of our invoices, could materially adversely affect our business, results of operations and financial condition.
Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may adversely impact our operating results.
The U.S. government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has also initiated tariffs on certain foreign goods, including electronic components, manufactured parts and other raw materials utilized by the Company. Changes in U.S. trade policy could result in one or more of U.S. trading partners adopting responsive trade policy making it more difficult or costly for us to import our products from those countries. We may not be able to recoup the cost of tariffs and other increased costs through increased prices to our customers or other means, which will result in lower margins. Additionally, as a result of increased prices, the demand from our customers for products and services may be diminished, which could adversely affect our revenues and profitability
Congressional budgetary constraints or reallocations can reduce our government sales.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) contains provisions to improve the transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo (“DRC”) and adjoining countries. As a result, the SEC established annual disclosure and reporting requirements for those companies who use “conflict” minerals mined from the DRC and adjoining countries in their products. These requirements could affect the sourcing and availability of minerals used in the manufacturing of our electrical components. As a result, we may not be able to obtain products at competitive prices. We have had additional costs associated with complying with the new due diligence procedures as required by the SEC. Also, since our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the due diligence procedures as we implement them. We may also encounter challenges to satisfy those customers who require that all of the components of our products are certified as conflict free. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier.
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
Our future success will require an ability to attract and retain qualified employees. Competition for such key personnel is intense and we cannot be assured that we will be successful in attracting and retaining such personnel. We cannot make assurances that we will not have departures of key personnel in the future. Changes in the cost of providing employee benefits, including changes in health care costs and investment returns on plan assets and discount rates used to calculate pension liabilities, could lead to increased costs in any of our operations.
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
The Company has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At July 1, 2018, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded, could be up to $2.3 million before income taxes over the next twelve years, with this amount expected to be offset by related reimbursement from the United States Department of Energy, for a net amount of $1.4 million.
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
Increased international political instability, evidenced by threats and occurrence of terrorist attacks may hinder our ability to do business. The political environment in communist countries can contribute to the threat of instability. While we have not been adversely affected as yet due to this exposure, one of our facilities is based in Vietnam, which is a communist country. These events have had and may continue to have an adverse impact on the U.S. and world economies, particularly customer confidence and spending, which in turn could affect our revenue and results of operations. The impact of these events on the volatility of the U.S. and world financial markets could increase the volatility of our securities and may limit the capital resources available to us, our customers and our suppliers.
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
A portion of the Company’s operations and some customers are in foreign locations. While a significant portion of the Company's transactions are in U.S. dollars, some transactions occur in other currencies. Currency exchange rates fluctuate on a daily basis as a result of a number of factors and cannot be easily predicted. Volatility in the U.S. dollar could seriously harm our business, operating results and financial condition and could affect our ability to maintain or grow our revenues with international customers. Additionally, currency exchange fluctuations related to the remeasurement of the Company’s Canadian and Vietnamese financial statements into U.S. dollars could have a negative impact on our reported results. The Company currently does not use financial instruments to hedge foreign currency fluctuation and unexpected losses could occur from future fluctuations in exchange rates.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
The following is a listing of Sparton’s principal properties as of July 1, 2018. As described below, Sparton owns some of these properties and leases others. These facilities provide a total of approximately 834,000 square feet of manufacturing and administrative space. There are manufacturing and office facilities at most locations. Sparton’s manufacturing facilities in aggregate are underutilized. Underutilized percentages vary by plant; however, ample space exists to accommodate expected growth. Sparton believes these facilities are suitable for its operations.

Segment/Location	Square Feet	Ownership	Time remaining on existing lease term		Additional lease terms at Company's option
Manufacturing & Design Services Segment:
Strongsville, Ohio	60,000	Owned	—		—
Frederick, Colorado	65,000	Leased	4 years		—
Watertown, South Dakota	125,000	Owned	—		—
Plymouth, Minnesota	10,000	Leased	3 years		5 years
Pittsford, New York	12,000	Leased	2 years
Brooksville, Florida	125,000	Owned	—		—
Thuan An District, Binh Duong Province, Vietnam (Outside of Ho Chi Minh City)	55,000	Owned	—		—
Plaistow, New Hampshire	20,000	Leased	2 years		3 years
Irvine, California	33,000	Leased	7 years		5 years
Milpitas, California	62,000	Leased	2.5 years		5 years
Engineered Components and Products Segment:
De Leon Springs, Florida	183,000	Owned	—		—
Birdsboro, Pennsylvania	41,000	Leased	5 year
Woodbridge, Ontario, Canada	21,000	Leased	2 years	(a)	5 years	(a)
Corporate Office:
Schaumburg, Illinois	22,000	Leased	7 years		5 years

(a) Lease terms include two leased facilities with identical lease termination and options to extend
While the Company owns the building and other assets in Vietnam, the land is occupied under a long-term lease covering forty years of which twenty-seven years remain. This lease is prepaid, with the cost amortized over the term of the lease and carried in other long-term assets on our balance sheet.
As of July 1, 2018, substantially all of our assets, including real estate, are pledged as collateral to secure any potential borrowings under our revolving line-of-credit facility. See Note 9, Debt, of the “Notes to Consolidated Financial Statements” in this Form 10-K for further information related to our credit facility.
ITEM 3.    LEGAL PROCEEDINGS
The Company is a party to a dispute regarding a health claim by a former employee and her children arising from one of the Company’s former businesses. The plaintiffs sought monetary damages related to their medical care and treatment, pain and suffering and lost earnings. The lawsuit was filed in the First Judicial District Court for the County of Santa Fe in August 2016. In August of 2018, a $5.5 million final settlement was reached between the plaintiffs, the Company and the Company's insurance company, whereby the Company will pay $0.5 million in settlement costs in excess of its $5.0 million insurance coverage and $0.5 million in insurance deductibles. These settlement costs were recorded as expense, along with $0.6 million of related legal fees, in fiscal year 2018.
The Company is involved in a matter with Goodrich Corporation (“Goodrich”) in which Goodrich has alleged the Company owes indemnification to Goodrich under an agreement as a result of damages suffered by Goodrich in a lawsuit that Goodrich settled. The Company has disputed the indemnification claim, and Goodrich has requested the parties mediate the dispute or move to trial. This dispute is covered by insurance, subject to normal reservation of rights by the insurance company, and the Company believes that a settlement, if any, would likely be within the Company’s coverage.

See Note 13, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” of this Form 10-K for information concerning legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “SPA”.
The table below sets forth the high and low closing prices of our common stock as reported by the NYSE for each quarter during the last two years:

	Quarter
	1st	2nd	3rd	4th
Fiscal year 2018
High	$23.35	$23.38	$23.25	$19.40
Low	$21.96	$23.04	$16.64	$17.19
Fiscal year 2017
High	$26.26	$26.04	$24.00	$23.05
Low	$20.81	$21.57	$20.50	$17.16
Holders. As of September 7, 2018, there were 266 record holders of our common stock. The number of record holders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries.
Dividends. The Company has not declared or paid dividends on our common stock in fiscal years 2018 and 2017.
Securities Authorized for Issuance Under Equity Compensation Plans. See our disclosure below in “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Performance Graph. The performance graph below compares the cumulative total shareholder return on our common stock for the past five fiscal years against the cumulative total return of a broad market index (Russell 2000 Index) and a peer group index, which is composed of AeroVironment, Inc., AngioDynamics, Inc., Astronics Corporation, CTS Corporation, Ducommun Incorporated, Integer Holdings Corporation, Key Tronic Corporation, Kimball Electronics, Inc., Maxwell Technologies, Inc., Raven Industries, Inc., Sigmatron International, Inc., Semtech Corporation, Sypris Solutions, Inc., and Universal Electronics, Inc. The comparative peer group was selected based on a review of publicly available information about these companies and the Company’s determination that they are engaged in electronics manufacturing businesses similar to that of the Company or its reportable operating segments.
The graph assumes that $100.00 was invested in our common stock and in each index on June 30, 2013. The total return for the common stock and the indices used assumes the reinvestment of dividends, if any. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.
Comparison of Cumulative Total Return
Among Sparton Corporation,
Russell 2000 Index and Peer Group Index

	6/30/2013	6/30/2014	6/30/2015	7/3/2016	7/2/2017	7/1/2018
Sparton Corporation	100.00	160.90	158.47	130.22	127.55	110.15
Russell 2000 Index	100.00	123.64	131.66	123.32	153.01	179.89
Peer Group	100.00	122.46	110.80	98.54	128.25	172.71

ITEM 6.    SELECTED FINANCIAL DATA
The following table sets forth a summary of selected financial data for the last five fiscal years. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Audited Consolidated Financial Statements and, in each case, any notes related thereto included elsewhere in this report (dollars in thousands, except per share data).

	2018	2017	2016	2015	2014
Operating results:
Net sales	$374,990	$397,562	$419,362	$382,125	$336,501
Cost of goods sold	295,592	325,663	339,214	307,311	271,551
Gross profit	79,398	71,899	80,148	74,814	64,950
Selling and administrative expenses	58,137	54,110	55,151	46,969	35,682
Internal research and development expenses	2,745	1,670	2,344	1,502	1,169
Amortization of intangible assets	7,337	8,498	9,592	6,591	3,422
Legal settlements	1,648	—	—	2,500	—
Restructuring charges	—	—	2,206	—	188
Reversal of accrued contingent consideration	—	—	(1,530)	—	—
Impairment of goodwill	—	—	64,174	—	—
Environmental remediation	—	—	—	—	4,238
Operating income (loss)	9,531	7,621	(51,789)	17,252	20,251
Interest and other expense, net	(6,373)	(4,377)	(3,710)	(2,297)	(649)
Income (loss) before income taxes	3,158	3,244	(55,499)	14,955	19,602
Income taxes	11,412	1,927	(17,216)	3,966	6,615
Net income (loss)	$(8,254)	$1,317	$(38,283)	$10,989	$12,987
Weighted average shares of common stock outstanding:
Basic	9,834,723	9,812,248	9,786,315	9,874,441	10,109,915
Diluted	9,834,723	9,812,273	9,786,315	9,885,961	10,141,395
Income (loss) per share of common stock:
Basic	$(0.84)	$0.13	$(3.91)	$1.10	$1.28
Diluted	(0.84)	0.13	(3.91)	1.10	1.28
Shareholders’ equity — per share	7.48	8.34	8.03	11.82	10.87
Cash dividends — per share	—	—	—	—	—
Other financial data:
Total assets	232,002	217,143	245,998	337,551	198,980
Working capital	75,342	56,182	68,167	116,962	75,443
Working capital ratio	2.12:1	2.04:1	2.09:1	2.99:1	2.83:1
Debt (including capital leases)	$84,667	$74,936	$97,755	$154,500	$41,000
Shareholders’ equity	73,604	81,868	78,628	116,879	110,115

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
Also on March 5, 2018, Sparton announced that, during the DOJ’s review of Sparton’s proposed Merger with Ultra, the United States Navy (the “Navy”) expressed the view that instead of the parties proceeding with the Merger, each of Sparton and Ultra should enhance its ability to independently develop, produce and sell sonobuoys and over time work toward the elimination of their use of Sparton’s and Ultra’s joint venture for such activities. Since that time, Sparton has been in communication with the Navy to better understand its expectations with respect to the timing, funding and terms of current and future sonobuoy IDIQ production contracts. While no deadlines have been established nor funding decisions agreed upon, we believe the Navy would find it desirable if Sparton and Ultra were in a position to eliminate the use of the ERAPSCO joint venture for the sale of sonobuoys to the Navy by September 2024, which is the end of the GFY19-GFY23 IDIQ contract. Due to the significance of the effort and expenditures required, there can be no assurance that Sparton, or both of the ERAPSCO joint venture partners, will be able to independently develop, produce and sell fully qualified sonobuoys by that time, or at an earlier date if so required by the Navy. The GFY19-GFY23 IDIQ contract is currently under evaluation, and we anticipate that an award will be made by the Navy in GFY19 and that final delivery will be scheduled to occur in 2024. Additionally, we understand that there will be no impact on the existing GFY14-GFY18 IDIQ contract which provides for final delivery to occur in 2019.
On July 9, 2018, the Company announced the filing of a bid protest by ERAPSCO with the United States Government Accountability Office ("GAO") challenging the competitive range exclusion of ERAPSCO under the United States Navy ("Navy") Solicitation No. N00019-19-R-0002 for the GFY 19-23 AN/SSQ-125A (the “Q-125A” ) production sonobuoy. The protest challenged on a number of bases the Navy's decision to exclude ERAPSCO from the solicitation process and requested that GAO restore ERAPSCO's ability to participate in the process. On August 30, 2018, the Navy issued a notice that it had taken corrective action to reopen the competitive range regarding the Q-125A production sonobuoy and include ERAPSCO in that competitive range. This allows ERAPSCO to again participate in the bid process. As a result of the Navy’s decision to restore ERAPSCO’s ability to participate in the bid process, on September 4, 2018 the GAO dismissed the protest.
As a result of the termination of the Merger Agreement, the Company announced that it would seek to re-engage with parties that previously expressed an interest in acquiring all or a part of Sparton and that are in a position to expeditiously proceed to effect such a transaction. There can be no assurance that any such process will result in the execution of a definitive agreement or the completion of a transaction.
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
Risks and Uncertainties
Sparton, as a high-mix, low to medium volume supplier, provides rapid product turnaround for customers. High-mix describes customers needing multiple product types with generally low to medium volume manufacturing runs. As a contract manufacturer with customers in a variety of markets, the Company has substantially less visibility of end user demand and, therefore, forecasting sales can be problematic. Customers, particularly in our MDS segment, may cancel their orders, change production quantities and/or reschedule production for a number of reasons. Depressed economic conditions may result in customers delaying delivery of product, or the placement of purchase orders for lower volumes than previously anticipated. Unplanned cancellations, reductions or delays by customers may negatively impact the Company's results of operations. As many of the Company's costs and operating expenses are relatively fixed within given ranges of production, a reduction in customer demand can disproportionately affect the Company's gross margins and operating income. The majority of the Company's sales have historically come from a limited number of customers. Significant reductions in sales to, or a loss of, one of these customers could materially impact our operating results if the Company were not able to replace those sales with new business.
Other risks and uncertainties that may affect our operations, performance, growth forecasts and business results include, but are not limited to, timing and fluctuations in U.S. and/or world economies, sharp volatility of world financial markets over a short period of time, competition in the overall contract manufacturing business, global trade relations and tariffs, availability and price of key product components and raw materials, availability of production labor and management services under terms acceptable to the Company, congressional budget outlays for sonobuoy development and production, congressional legislation, uncertainties associated with the outcome of litigation, changes in the interpretation of environmental laws and the uncertainties of environmental remediation and customer labor and work strikes. Further risk factors are the availability and cost of materials, as well as non-cancelable purchase orders we have committed to in relation to customer forecasts that can be subject to change. A number of events can impact these risks and uncertainties, including potential escalating utility and other related costs due to natural disasters, as well as global and domestic political uncertainties. Additional trends, risks and uncertainties include dependence on key personnel, uncertainties surrounding the global and domestic economies and U.S. Government budgets and the effects of those uncertainties on OEM behavior, including heightened inventory management, product development cycles and outsourcing strategies. A further discussion of the Company’s risk factors has been included in Part I, Item 1A, “Risk Factors”, of this Annual Report on Form 10-K. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the enumerated risk factors as well as unanticipated future events.
Consolidated Results of Operations
Presented below are more detailed comparative data and discussions regarding our consolidated and reportable segment results of operations for fiscal year 2018 compared to fiscal year 2017, and fiscal year 2017 compared to fiscal year 2016.

For fiscal year 2018 compared to fiscal year 2017
CONSOLIDATED
The following table presents selected consolidated statements of operations data (dollars in thousands):

	For fiscal years
	2018	% of Sales	2017	% of Sales	$ Chg	% Chg
Net sales	$374,990	100.0%	$397,562	100.0%	$(22,572)	(5.7)%
Cost of goods sold	295,592	78.8	325,663	81.9	(30,071)	(9.2)
Gross profit	79,398	21.2	71,899	18.1	7,499	10.4
Selling and administrative expenses	58,137	15.5	54,110	13.7	4,027	7.4
Internal research and development expenses	2,745	0.7	1,670	0.4	1,075	64.4
Amortization of intangible assets	7,337	2.0	8,498	2.1	(1,161)	(13.7)
Legal settlements	1,648	0.5	—	—	1,648	—
Operating income	9,531	2.5	7,621	1.9	1,910	25.1
Interest and other expense, net	(6,373)	(1.7)	(4,377)	(1.1)	(1,996)	45.6
Income before income taxes	3,158	0.8	3,244	0.8	(86)	(2.7)
Income taxes	11,412	3.0	1,927	0.5	9,485	492.2
Net income (loss)	$(8,254)	(2.2)%	$1,317	0.3%	$(9,571)	(726.7)%
The decrease in net sales was a result of reduced MDS segment sales of $26.6 million, which were partially offset by increased ECP segment sales of $4.0 million.
The increase in gross margin was due to a sales mix shift from lower gross margin MDS sales to higher margin ECP sales and improvements in ECP gross margin. The increase in selling and administrative expense was due to higher legal, advisory and employee retention costs associated with the potential sale of the Company, as well as other legal costs, which were partially offset by lower performance-based cash and stock bonuses and the continued focused effort on cost containment in reaction to sales declines.
Interest expense consists of interest and fees on the Company's outstanding debt and revolving credit facility, including amortization of financing costs. Interest expense was $6.4 million and $4.4 million for fiscal years 2018 and 2017, respectively. The comparative interest expense reflects increased interest rates, as well as higher amortization of loan financing fees, as fiscal year 2018 included accelerated amortization of loan financing fees in relation to amendments to the Company's credit facility. See Note 9, Debt, of the “Notes to Consolidated Financial Statements” in this Form 10-K for a further discussion of debt.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law. The Tax Act made significant changes to U.S. tax laws including, but not limited to, lowering the federal income tax rate for U.S. corporations from a maximum of 35% to a fixed 21%, revising certain corporate income tax deductions, implementing a territorial tax system and imposing a repatriation tax on unrepatriated earnings of foreign subsidiaries. The new tax rate is effective January 1, 2018. For corporations that report on a fiscal year basis, the Tax Act requires the use of a full-year blended income tax rate based on the new and old rates. Based on a federal rate of 35% for the first two quarters of fiscal year 2018 and 21% for the last two quarters of fiscal year 2018, as well as other factors, the Company's income tax rate for fiscal year 2018 was 28%, exclusive of any discrete tax events. During the second quarter of fiscal year 2018, as a result of the Tax Act, the Company recorded income tax expense of $10.1 million for a provisional reduction in its net deferred tax assets and $0.4 million for a provisional liability related to unrepatriated earnings and profits of foreign subsidiaries, recognizing these impacts of the Tax Act as discrete income tax events. In the fourth quarter of fiscal year 2018, the $10,100 provisional reduction in net deferred tax assets and the provisional liability related to the unrepatriated earnings and profits of foreign subsidiaries were revised downward to $9,040 and $157, respectively. The Company's income tax rate for fiscal year 2017 was 35%, exclusive of any discrete tax events.
The Company recorded an income tax expense of $11.4 million, or (361.4%) of the income before income taxes in fiscal year 2018, compared to income tax expense of $1.9 million, or 59.4% of income before income taxes in fiscal year 2017. The tax rate for fiscal year 2018 was primarily driven by the effects of the tax rate change in the Tax Act and the recording of a $1.3 million valuation allowance against Canadian tax assets. Our tax rate is affected by recurring items, such as rates in foreign jurisdictions and the relative amounts of income or loss we earn in those jurisdictions, state income taxes and the domestic production activities deduction. Discrete items impacting our effective tax rate include legislative tax rate changes, return to provision adjustments, certain jurisdictional audit adjustments and changes in state apportionment factors. See Note 11, Income Taxes, of the “Notes to Consolidated Financial Statements” in this Form 10-K for a further discussion of income taxes.
Due to the factors described above, the Company reported net loss of $8.3 million, or $0.84 loss per share for fiscal year 2018, compared to net income of $1.3 million, or $0.13 income per share for fiscal year 2017.
MDS
The following table presents selected consolidated statements of operations data (dollars in thousands):

	For fiscal years
	2018	% of Sales	2017	% of Sales	$ Chg	% Chg
Gross sales	$235,985	100.0%	$260,514	100.0%	$(24,529)	(9.4)%
Intercompany sales	(12,085)	(5.1)	(10,074)	(3.9)	(2,011)	20.0
Net sales	223,900	94.9	250,440	96.1	(26,540)	(10.6)
Gross profit	27,178	11.5	31,441	12.1	(4,263)	(13.6)
Selling and administrative expenses	22,808	9.7	23,123	8.9	(315)	(1.4)
Amortization of intangible assets	6,025	2.5	7,011	2.7	(986)	(14.1)
Legal settlements	448	0.2	—	—	448	—
Operating income (loss)	$(2,103)	(0.9)%	$1,307	0.5%	$(3,410)	(260.9)%
The $26.6 million decrease in net sales was due to (i) the prior year insourcing of a large customer in our medical end-market ($9.3 million) and the loss of a large customer in our industrial end-market ($9.3 million) as well as other less individually significant customer disengagements ($9.7 million) reducing sales by $28.3 million and (ii) volume reductions and program delays of $45.3 million. These losses were offset by revenues from increased volumes and new program wins with other individually customers of $47.0 million.
Gross margin on MDS sales was negatively impacted in the current year by an unfavorable shift in product mix as compared to the prior year and unfavorable fixed overhead absorption due to the sales decline, partially offset by cost mitigation due to sales declines. Selling and administrative expenses decreased slightly due to cost containment in reaction to the sales declines.
MDS backlog was $148.1 million at July 1, 2018 compared to $124.8 million at July 2, 2017. The 18.7% increase in MDS backlog was due to new contract wins resulting from our business development efforts. Commercial orders, in general, may be rescheduled or canceled without significant penalty, and as a result, our backlog may not be a meaningful measure of future sales. A majority of the July 1, 2018 MDS backlog is currently expected to be realized in the next 12 months.
ECP
The following table presents selected consolidated statements of income data (dollars in thousands):

	For fiscal years
	2018	% of Sales	2017	% of Sales	$ Chg	% Chg
Gross sales	$151,144	100.0%	$147,259	100.0%	$3,885	2.6%
Intercompany	(54)	—	(137)	(0.1)	83	(60.6)
Net sales	151,090	100.0	147,122	99.9	3,968	2.7
Gross profit	52,220	34.5	40,458	27.5	11,762	29.1
Selling and administrative expenses	16,061	10.6	15,708	10.7	353	2.2
Internal research and development expenses	2,745	1.8	1,670	1.1	1,075	64.4
Amortization of intangible assets	1,312	0.9	1,487	1.0	(175)	(11.8)
Operating income	$32,102	21.2%	$21,593	14.7%	$10,509	48.7%
The increase in sales of $4.0 million is primarily from increased foreign sonobuoy sales of $5.3 million, and U.S. sonobuoy sales of $3.9 million offset by a reduction in Rugged Electronics sales of $3.1 million and reduced US engineering sales of $2.1 million. Total sales to the U.S. Navy in the fiscal years of 2018 and 2017 were approximately $92.8 million and $91.0 million, respectively. For the fiscal years 2018 and 2017, sales to the U.S. Navy accounted for 25% and 23%, respectively, of consolidated Company net sales and 61% and 62%, respectively, of ECP segment net sales. ECP backlog was

$171.5 million at July 1, 2018 compared to $148.0 million at July 2, 2017. A majority of the July 1, 2018 ECP backlog is currently expected to be realized in the next 18 months.
Gross margin was positively impacted in the current year by favorable foreign sonobuoy sales mix and lower overhead as the prior year was negatively impacted by unabsorbed fixed overhead costs due to new program launch activity. The selling and administrative expenses were essentially flat.
Internal research and development expenses reflect costs incurred for the internal development of technologies for use in undersea warfare, navigation, handheld targeting applications as well as rugged computer and display devices. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment. In fiscal year 2018, ECP increased internal research and development spending $1.1 million as compared to the same period in fiscal year 2017, due in part to spending on the GFY19-23 AN/SSQ-125A Production Sonobuoy.
Eliminations and Corporate Unallocated
The following table presents selected consolidated statements of operations data (dollars in thousands):

	For fiscal years
	2018	2017	$ Chg	% Chg
Intercompany sales elimination	$(12,139)	$(10,211)	$(1,928)	18.9%

Selling and administrative expenses unallocated	19,268	15,279	3,989	26.1
Legal settlements	1,200	—	1,200	—
Total corporate selling and administrative expenses before allocation to operating segments were $32.6 million and $29.8 million for fiscal years 2018 and 2017, respectively, or 8.7% and 7.5% of consolidated sales, respectively. Of these costs, $13.3 million and $14.5 million, respectively, were allocated to segment operations in each of these periods. Allocations of corporate selling and administrative expenses are based on the nature of the service provided and can fluctuate from period to period. The increase in unallocated selling and administrative expenses was a result of higher legal, advisory and employee retention costs associated with the potential sale of the Company, as well as other legal costs, which were partially offset by lower performance-based cash and stock bonuses.
For fiscal year 2017 compared to fiscal year 2016
CONSOLIDATED
The following table presents selected consolidated statements of operations data (dollars in thousands):

	For fiscal years
	2017	% of Sales	2016	% of Sales	$ Chg	% Chg
Net sales - legacy business	$397,562	100.0%	$338,776	80.8%	$58,786	17.4%
Net sales - acquired business	—	—	80,586	19.2	(80,586)	(100.0)
Net sales	397,562	100.0	419,362	100.0	(21,800)	(5.2)
Cost of goods sold	325,663	81.9	339,214	80.9	(13,551)	(4.0)
Gross profit	71,899	18.1	80,148	19.1	(8,249)	(10.3)
Selling and administrative expenses	54,110	13.6	55,151	13.2	(1,041)	(1.9)
Internal research and development expenses	1,670	0.4	2,344	0.5	(674)	(28.8)
Amortization of intangible assets	8,498	2.2	9,592	2.3	(1,094)	(11.4)
Restructuring charges	—	—	2,206	0.5	(2,206)	(100.0)
Reversal of accrued contingent consideration	—	—	(1,530)	(0.4)	1,530	(100.0)
Impairment of goodwill	—	—	64,174	15.3	(64,174)	(100.0)
Operating income (loss)	7,621	1.9	(51,789)	(12.3)	59,410	(114.7)
Interest and other expense, net	(4,377)	(1.1)	(3,710)	(0.9)	(667)	18.0
Income (loss) before income taxes	3,244	0.8	(55,499)	(13.2)	58,743	(105.8)
Income taxes	1,927	0.5	(17,216)	(4.1)	19,143	(111.2)
Net income (loss)	$1,317	0.3%	$(38,283)	(9.1)%	$39,600	(103.4)%

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
Interest expense consists of interest and fees on the Company's outstanding debt and revolving credit facility, including amortization of financing costs. Interest expense was $4.4 million and $3.8 million for fiscal years 2017 and 2016, respectively. The comparative interest expense reflects increased interest rates, partially offset by average borrowings under the Company’s credit facility between the two periods. See Note 9, Debt, of the “Notes to Consolidated Financial Statements” in this Form 10-K for a further discussion of debt.
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
The Company recorded an income tax expense of $1.9 million, or 59.4% of income before income taxes in fiscal year 2017. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income or loss we earn in those jurisdictions, state income taxes and the domestic production activities deduction. Discrete items impacting our effective tax rate include return to provision adjustments, certain jurisdictional audit adjustments and changes in state apportionment factors. See Note 11, Income Taxes, of the “Notes to Consolidated Financial Statements” in this Form 10-K for a further discussion of income taxes.
Due to the factors described above, the Company reported net income of $1.3 million, or $0.13 income per share for fiscal year 2017, compared to net loss of $38.3 million, or $3.91 loss per share for the fiscal year 2016.
MDS
The following table presents selected consolidated statements of operations data (dollars in thousands):

	For fiscal years
	2017	% of Sales	2016	% of Sales	$ Chg	% Chg
Net sales:
Legacy business	$260,514	100.0%	$282,076	100.0%	$(21,562)	(7.6)%
Intercompany	(10,074)	(3.9)	(17,028)	(6.0)	6,954	(40.8)
Total net sales	250,440	96.1	265,048	94.0	(14,608)	(5.5)
Gross Profit	31,441	12.1	34,788	12.3	(3,347)	(9.6)
Selling and administrative expenses	23,123	8.9	23,813	8.4	(690)	(2.9)
Amortization of intangible assets	7,011	2.7	7,938	2.8	(927)	(11.7)
Restructuring charges	—	—	2,206	0.8	(2,206)	—
Reversal of accrued contingent consideration	—	—	(1,530)	(0.5)	1,530	—
Impairment of goodwill	—	—	64,174	22.7	(64,174)	—
Operating income (loss)	$1,307	0.5%	$(61,813)	(21.9)%	$63,120	(102.1)%
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
MDS backlog was $124.8 million at July 2, 2017 compared to $138.5 million at July 3, 2016. The decrease in backlog is primarily associated with customers that have executed previously reported insourcing strategies, which has been partially offset by backlog growth from new customers. Commercial orders, in general, may be rescheduled or canceled without significant penalty, as a result, our backlog may not be a meaningful measure of future sales. A majority of the July 2, 2017 MDS backlog is currently expected to be realized in the next 12 months.
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
ECP
The following table presents selected consolidated statements of operations data (dollars in thousands):

	For fiscal years
	2017	% of Sales	2016	% of Sales	$ Chg	% Chg
Net sales:
Legacy business	$147,259	100.0%	$154,559	100.0%	$(7,300)	(4.7)%
Intercompany	(137)	(0.1)	(245)	(0.2)	108	(44.1)
Total net sales	147,122	99.9	154,314	99.8	(7,192)	(4.7)
Gross profit	40,458	27.5	45,360	29.3	(4,902)	(10.8)
Selling and administrative expenses	15,708	10.7	15,482	10.0	226	1.5
Internal research and development expenses	1,670	1.1	2,344	1.5	(674)	(28.8)
Amortization of intangible assets	1,487	1.0	1,654	1.1	(167)	(10.1)
Operating income	$21,593	14.7%	$25,880	16.7%	$(4,287)	(16.6)%
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

Eliminations and Corporate Unallocated
The following table presents selected consolidated statements of operations data (dollars in thousands):

	For fiscal years
	2017	2016	$ Chg	% Chg
Intercompany sales eliminations	$(10,211)	$(17,273)	$7,062	(40.9)%
Selling and administrative expenses unallocated	15,279	15,856	(577)	(3.6)
Total corporate selling and administrative expenses before allocation to operating segments were $29.8 million and $27.0 million for fiscal years 2017 and 2016, respectively, or 7.5% and 7.0% of consolidated sales, respectively. Of these costs, $14.5 million and $13.5 million, respectively, were allocated to segment operations in each of these periods. Allocations of corporate selling and administrative expenses are based on the nature of the service provided and can fluctuate from period to period. The decrease in unallocated selling and administrative expenses was a result of ongoing efforts to reduce corporate selling, general and administrative expenses.
Liquidity and Capital Resources
As of July 1, 2018, the Company had $31.5 million available under its $120.0 million credit facility, reflecting borrowings of $84.5 million, certain letters of credit outstanding of $3.8 million and capital leases of $0.2 million. Additionally, the Company had available cash and cash equivalents of $1.2 million, as of such date.
On September 11, 2014, the Company entered into a revolving line-of-credit facility with a group of banks (the “Credit Facility”). The Company amended the Credit Facility on March 16, 2015, April 13, 2015, June 27, 2016, June 30, 2017 and again on May 3, 2018. As of July 1, 2018, the Company is permitted to borrow up to $120,000 under the Credit facility. The Credit facility is secured by substantially all assets of the Company and its subsidiaries and expires on September 11, 2019.
On June 30, 2017, the Company entered into Amendment No.4 ("Amendment 4") to the Credit Facility. As a result of Amendment 4, the Company reduced the revolving credit facility from $175.0 million to $125.0 million, increased the permitted total funded debt to EBITDA ratio through the fiscal quarter ending March 2018 and provided for further restrictions on business acquisitions.
On May 3, 2018, the Company entered into Amendment No.5 ("Amendment 5") to the Credit Facility. As a result of Amendment 5, the Company reduced the revolving credit facility from $125.0 million to $120.0 million, increased the permitted total funded debt to EBITDA ratio for the fiscal quarter~~s~~ ending April 1, 2018 and July 1, 2018 and increased the interest rates to either LIBOR, plus 3.50% to 4.50%, or the bank’s base rate, as defined, plus 2.50% to 3.50%.
Costs incurred of $1.2 million and $0.8 million related to amendments, which were determined to be debt modifications, were recorded as deferred financing costs in other long-term assets in fiscal years 2018 and 2017, respectively. During fiscal year 2018, $0.6 million of deferred financing costs were written off due to amendments and were reported as interest expense in the statement of operations and as amortization of deferred financing costs in the statement of cash flows.
Outstanding borrowings under the Credit Facility will bear interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six month periods, plus 3.50% to 4.50%, or at the bank’s base rate, as defined, plus 2.50% to 3.50%, based upon the Company’s Total Funded Debt/EBITDA Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the Credit Facility at 0.50%. The Credit Facility includes representations, covenants and events of default that are customary for financing transactions of this nature. The effective interest rate on the outstanding borrowings under the Credit Facility was 6.85% at July 1, 2018.
As a condition of the Credit Facility, the Company is subject to certain customary covenants, with which it was in compliance with at July 1, 2018.
We have a revolving line-of-credit facility with a group of banks which is secured by substantially all the assets of the Company that expires in September 2019. This credit facility is a component of our ongoing working capital funding. Available borrowings against this facility are limited by, among other things, an EBITDA (as determined under the agreement) to debt ratio. Over the term of this agreement, the facility has been modified several times to allow for increases in this ratio, as well as other relief, to provide flexibility during the Company’s exploration of a sale transaction. The most recent amendment to the facility provides for an increase to the leverage ratio through September 30, 2018. We intend to restructure this facility upon its expiration in September 2019, or sooner as conditions dictate, to provide for appropriate ongoing liquidity. Renegotiating this facility will very likely require restructuring our long term debt and will increase the interest rates we pay on our long term debt. Additionally, we may require a further amendment or waiver to our facility after September 30, 2018 to provide for liquidity through the closing of a potential sale transaction or through our negotiation of a new debt structure if no sale transaction is consummated. We believe that we will be able to secure the appropriate debt structure for the Company if no sale transaction is consummated and that our bank group will provide for the necessary amendments or waivers while such a structure is negotiated.
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
Certain of the Company's ECP contracts with the U.S. Navy allow for billings to occur when certain milestones under the applicable program are reached, independent of the amount shipped by Sparton as of such date. These performance based billings reduce the amount of cash that would otherwise be required during the performance of these contracts. As of July 2, 2017, $1.7 million of proceeds from billings in excess of costs were received and were reported in the Consolidated Balance Sheets as other accrued expenses. There were no such proceeds recorded as of July 1, 2018.
A portion of our operating income is earned outside of the United States. As of our most recent income tax filing for fiscal year 2017, earnings in Vietnam are deemed to be indefinitely reinvested in foreign jurisdictions while earnings in Canada are not deemed to be indefinitely reinvested. We are currently assessing the impact of the Tax Act on the repatriation of funds from foreign subsidiaries. We currently do not intend or foresee a need to repatriate funds from jurisdictions for which we assert indefinite reinvestment. We expect existing domestic cash and cash flows of operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. The Company has recorded no liability related to Canada earnings as that entity has not had positive cumulative earnings and profits.

	For fiscal years
CASH FLOWS	2018	2017	2016
Operating activities, excluding changes in working capital	$14,246	$18,293	$22,084
Net changes in working capital	(18,355)	13,175	26,048
Operating activities	(4,109)	31,468	48,132
Investing activities	(4,213)	(6,874)	(4,842)
Financing activities	8,494	(23,738)	(58,072)
Net change in cash	$172	$856	$(14,782)
Cash flows from operating activities, excluding changes in working capital, for fiscal years 2018, 2017 and 2016 reflect the Company's relative operating performance during those periods. Fiscal year 2018 working capital related cash flows primarily reflect increased accounts receivable and inventories, partially offset by increased liabilities. Fiscal year 2017 working capital related cash flows primarily reflect decreased inventory, partially offset by a decrease in accounts payable. Fiscal year 2016 working capital related cash flows primarily reflect decreased accounts receivable as well as a decrease in accounts payable.

Cash flows from investing activities include net capital expenditures of $4.2 million, $6.9 million and $6.1 million in fiscal years 2018, 2017 and 2016, respectively. Additionally, cash flows from investing activities in fiscal year 2016 reflects a sale of marketable equity securities, as well as cash received in relation to a 2015 acquisition.
Cash flows from financing activities reflect net (borrowings) and net repayments of $(10.0) million, $22.7 million and $57.3 million for 2018, 2017 and 2016, respectively, under the Company's Credit Facility. Amendments to the Company's Credit Facility resulted in payments of debt financing costs of $1.2 million, $0.8 million and $0.7 million in fiscal years 2018, 2017 and 2016, respectively.
There were no stock options exercised in fiscal years 2018, 2017 or 2016.

Commitments and Contingencies
See Note 13, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” in this Form 10-K.
Contractual Obligations
Future minimum contractual cash obligations for the next five years and in the aggregate at July 1, 2018, are as follows (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Contractual obligations:
Debt	$84,500	$—	$84,500	$—	$—
Cash interest (1)	7,391	6,117	1,274	—	—
Operating leases (2)	12,301	2,759	4,671	2,740	2,131
Legal settlement	1,000	1,000	—	—	—
Environmental liabilities	5,508	642	829	972	3,065
Non-current employee compensation	1,078	—	1,078	—	—
Non-cancelable purchase orders	58,963	58,963	—	—	—
Total	$170,741	$69,481	$92,352	$3,712	$5,196

(1)
Cash interest reflects interest payments on the Company's Credit Facility discussed previously and consists of interest on outstanding borrowings, letters of credit fees of 4.5% and the unused line commitment fee of 0.5%. The effective interest rate on the outstanding borrowing under the credit facility was 6.85% at July 1, 2018.

(2)	Does not include payments due under future renewals to the original lease terms.
Debt — Debt consists of amounts owed under the Company's Credit Facility. See Note 9, Debt, of the “Notes to Consolidated Financial Statements” in this Form 10-K for a summary of the Company's banking arrangements.
Operating leases — See Note 13, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” in this Form 10-K for discussion of operating leases.
Environmental liabilities — See Note 13, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” in this Form 10-K for a description of the accrual for environmental remediation. Of the $5.5 million total, $0.6 million is classified as a current liability and $4.9 million is classified as a long-term liability, both of which are included on the balance sheet as of July 1, 2018.
Non-current employee compensation - Employee retention payments payable in September of 2019, which are cancelable in the event of a sale of the Company.
Non-cancelable purchase orders — Binding orders the Company has placed with suppliers that are subject to quality and performance requirements.
Off-Balance Sheet Arrangements
The Company has standby letters of credit outstanding of $3.8 million at July 1, 2018, principally to support an operating lease agreement. Other than these standby letters of credit and the operating lease commitments included above, we have no off-balance sheet arrangements that would have a current or future material effect on our financial condition, changes in financial condition, revenue, expense, results of operations, liquidity, capital expenditures or capital resources.
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
Environmental Contingencies
Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Although the Company entered into a long-term lease of the Coors Road property that was accounted for as a sale of property during fiscal year 2010, it remains responsible for the remediation obligations related to its past operation of this facility. During the fourth quarter of each fiscal year, Sparton performs a review of its remediation plan, which includes remediation methods currently in use, desired outcomes, progress to date, anticipated progress and estimated costs to complete the remediation plan by fiscal year 2030, following the terms of a March 2000 Consent Decree with the United States Environmental Protection Agency ("EPA"). The Company’s minimum cost estimate is based upon existing technology and excludes certain legal costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treatment containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements. The review performed in the fourth quarters of fiscal years 2018, 2017 and 2016 did not result in material changes to the related liability. As of July 1, 2018 and July 2, 2017, Sparton has accrued $5.5 million and $6.0 million, respectively, as its estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which $0.6 million and $0.6 million was classified as a current liability and included on the balance sheet in other accrued expenses.
As of the end of each fiscal year, the Company is required to certify compliance with EPA financial assurance requirements. If the Company is not in compliance, funds for the remediation must be set aside. The Company does not expect to be in compliance as of the end of fiscal year 2018 as a result of $9.2 million of income tax expense related to tax law changes from the Tax Cuts and Jobs Act of 2017 recorded in fiscal year 2018. The Company was in compliance with these requirements as of the end of fiscal year 2017. However, the Company was not in compliance with these requirements as of the end of fiscal year 2016 as a result of the goodwill write-off of $64.2 million in fiscal year 2016. In order to meet the EPA’s financial assurance requirements related to the Coors Road environmental remediation liability as of the end of fiscal year 2016, the Company established the Sparton Corporation Standby Financial Assurance Trust on October 3, 2016 which was funded by a standby letter of credit in the amount of $3.1 million. As the Company was again in compliance with these requirements as of the end of fiscal year 2017, the Company dissolved the trust and canceled the letter of credit. In order to address the non-compliance as of the end of fiscal year 2018, the Company expects to establish a new trust which will be funded with cash, or a new standby letter of credit, in the amount of approximately $2.5 million.
In fiscal year 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8.4 million incurred from the date of settlement, of which $7.6 million has been expended as of July 1, 2018 toward the $8.4 million threshold. It is expected that the DOE reimbursements will commence in the years after fiscal year 2019. At July 1, 2018 and at July 2, 2017, the Company recognized $1.6 million in long-term assets in relation to these expected reimbursements which are considered collectible and are included in other non-current assets on the balance sheet. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At July 1, 2018, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded, could be up to $2.3 million before income taxes over the next twelve years, with this amount expected to be offset by related reimbursement from the DOE for a net amount of $1.4 million.
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
Revenue Recognition
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
Long-term contracts related to ECP sonobuoy sales to the U.S. Navy and foreign government customers that require lot acceptance testing recognize revenue under the units-of-production percentage of completion method (whereby revenue is recognized when production and internal testing of each lot of sonobuoys is completed and a lot sample is shipped to the U.S. Navy (or foreign customer) or a subassembly lot is shipped to our joint venture partner for further production and eventual testing, acceptance, and shipment to the customer). For sonobuoy sales that do not require lot acceptance testing, the Company recognizes revenue on a units-shipped percentage of completion basis.
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
The Company regularly reviews raw material inventories by customer for both excess and obsolete quantities. Wherever possible, the Company attempts to recover its full cost of excess and obsolete inventories from customers or, in some cases, through other markets. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income for the difference between the carrying cost and the estimated realizable amount. These cost adjustments for excess and obsolete inventory create a new cost basis for the inventory. The Company recorded inventory write-downs totaling $0.9 million, $0.5 million and $1.7 million for fiscal years 2018, 2017 and 2016, respectively. These charges are included in cost of goods sold for the periods presented. If inventory that has previously been impaired is subsequently sold, the amount of reduced cost basis is reflected as cost of goods sold. The Company experienced minimal subsequent sales of excess and obsolete inventory during fiscal years 2018, 2017 and 2016 that resulted in higher gross margins due to previous write-downs. Such sales and the impact of those sales on gross margin were not material to the years presented. If assumptions the Company has used to value its inventory deteriorate in the future, additional write-downs may be required.
Allowance for Probable Losses on Receivables
The accounts receivable balance is recorded net of allowances for amounts not expected to be collected from customers. The allowance is estimated based on historical experience of write-offs, the level of past due amounts, information known about specific customers with respect to their ability to make payments and future expectations of conditions that might impact the collectability of accounts. Accounts receivable are generally due under normal trade terms for the industry. Credit is granted and credit evaluations are periodically performed, based on a customer’s financial condition and other factors. Although the Company does not generally require collateral, cash in advance or letters of credit may be required from customers in certain circumstances, including some foreign customers. When management determines that it is probable that an account will not be collected, it is charged against the allowance for doubtful accounts. The Company reviews the adequacy of its allowance monthly. The allowance for doubtful accounts considered necessary was $0.2 million and $0.4 million at July 1, 2018 and July 2, 2017, respectively. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Given the Company’s significant balance of government receivables and in some cases letters of credit from foreign customers, collection risk is considered minimal. Historically, uncollectible accounts have generally been insignificant, have generally not exceeded management’s expectations and the allowance is deemed adequate.
Pension Obligations
The Company calculates the cost of providing pension benefits under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 715, “Compensation — Retirement Benefits”, (“ASC Topic 715”). The key assumptions required within the provisions of ASC Topic 715 are used in making these calculations. The most significant of these assumptions are the discount rate used to value the future obligations and the expected return on pension plan assets. The discount rate is consistent with market interest rates on high-quality, fixed income investments. The expected return on assets is based on long-term returns and assets held by the plan, which is influenced by historical averages. If actual interest rates and returns on plan assets materially differ from the assumptions, future adjustments to the financial statements would be required. While changes in these assumptions can have a significant effect on the pension benefit obligation and the unrecognized gain or loss accounts, the effect of changes in these assumptions is not expected to have the same relative effect on net periodic pension expense in the near term. While these assumptions may change in the future based on changes in long-term interest rates and market conditions, there are no known expected changes in these assumptions as of July 1, 2018. As indicated above, to the extent the assumptions differ from actual results, there would be a future impact on the financial statements. The extent to which this will result in future expense is not determinable at this time as it will depend upon a number of variables, including trends in interest rates and the actual return on plan assets. The annual actuarial valuation of the pension plan is completed at the end of each fiscal year. Based on these valuations, net periodic pension expense for fiscal years 2018, 2017 and 2016 was calculated to be $0.2 million, $0.3 million and $0.3 million, respectively.
Effective April 1, 2009, participation and the accrual of benefits in the Company’s pension plan were frozen, at which time all participants became fully vested and all remaining prior service costs were recognized. Lump-sum benefit distributions during fiscal years 2018 and 2017 exceeded plan service and interest costs, resulting in lump-sum settlement charges of $0.2 million and $0.2 million also being recognized during the respective years. See Note 12, Employee Retirement Benefit Plans, of the “Notes to Consolidated Financial Statements” in this Form 10-K for further details regarding the Company's pension plan.
Goodwill
Goodwill resulting from business combinations represents the excess of purchase price over the fair value of the net assets of the businesses acquired. Goodwill is not amortized, but rather tested for impairment annually, as well as whenever there are events or changes in circumstances (triggering events) which suggest that the carrying value of goodwill may not be recoverable. The Company performs its annual goodwill impairment testing in the fourth quarter based on its historical financial results through the third quarter end. The goodwill impairment test is performed at the reporting unit level, which is the lowest level at which goodwill is evaluated for management purposes. The Company has identified reporting units to be its two reportable business segments - MDS and ECP for fiscal years 2018, 2017 and 2016.
The Company may elect to perform a qualitative assessment for its annual goodwill impairment test. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if Sparton elects to not perform a qualitative assessment, then the Company would be required to perform a quantitative impairment test for goodwill.

The quantitative impairment analysis is a two-step process. First, the Company determines the fair value of the reporting unit and compares it to its carrying value. The fair value of reporting units is determined based on a weighting of both projected discounted future results and comparative market multiples. The projected discounted future results (discounted cash flow approach) is based on assumptions that are consistent with the Company’s estimates of future growth and the strategic plan used to manage the underlying business. Factors requiring significant judgment include assumptions related to future revenue growth rates, operating margins, terminal growth rates and discount factors, amongst other considerations. If the carrying value of the reporting unit exceeds the fair value in the first step, a second step is performed to measure the amount of an impairment loss. In the second step, an impairment loss is recognized for any excess of the carrying value of the reporting unit’s goodwill over its implied fair value. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit using a residual fair value allocation. The residual fair value allocated to goodwill is the implied fair value of the reporting unit’s goodwill. The Company’s fair value estimates related to its goodwill impairment analyses are based on Level 3 inputs within the fair value hierarchy as described in Note 2, Summary of Significant Accounting Policies, of the "Notes to Consolidated Financial Statements" in this Form 10-K. Determining the fair value of any reporting unit and intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. The Company bases its fair value estimates on assumptions believed to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. Circumstances that may lead to future impairment of goodwill include, but are not limited to, unforeseen decreases in future performance or industry demand, a further loss of a significant customer or the inability to achieve sufficient organic revenue growth to offset fluctuations in customer demand.
In fiscal year 2018, as part of its evaluation of intangible assets, the Company engaged a third party to assist with performing Step 1 of the goodwill impairment test. The result of the test was that the fair value of the Company’s ECP reporting unit was in excess of its carrying value at the end of fiscal year 2018 and, as such, indicated no impairment of goodwill. The MDS reporting unit has no goodwill at July 1, 2018 and July 2, 2017. In fiscal year 2017, the Company elected to perform the optional qualitative assessment of goodwill and concluded that it was more likely than not that the fair value of goodwill in its ECP reporting unit was in excess of its respective carrying amount and therefore, no further testing was required. In fiscal year 2016, the Step 1 impairment testing of goodwill was performed and resulted in the carrying values of its MDS reporting unit in excess of its fair value indicating potential impairment. The decline in value in the MDS reporting unit was a result of the underperformance of the Company’s most recent acquisition (Hunter Technology Corporation), and the inability to achieve sufficient organic growth to offset the loss of a large customer due to insourcing, as well as revenue declines due to fluctuations in customer demand across the MDS reporting unit. The Company performed Step 2 of the goodwill impairment test for this reporting unit and based on the valuation of the reporting unit, as well as the fair value of the reporting unit's individual tangible and intangible assets, it was determined that goodwill within this reporting unit was fully impaired. As such, the Company recorded an impairment of goodwill charge of $64.2 million. Prior to the fourth quarter of fiscal year 2016, no triggering events or other facts and circumstances were identified that indicated that it was more likely than not that the fair value of the MDS segment was less than its carrying value. The impairment recognized in the fourth quarter of fiscal year 2016 was a result of the continued underperformance of the acquired Hunter Technology Corporation operations and the inability of the Company to achieve sufficient organic revenue growth to offset fluctuations in customer demands. The fair value of the Company’s ECP reporting unit was in excess of its carrying value at the end of fiscal year 2016 and, as such, indicated no impairment of goodwill.
Other Intangible Assets
The Company’s intangible assets other than goodwill represent the values assigned to acquired customer relationships, acquired non-compete agreements, acquired trademarks/tradenames and acquired unpatented technology and patents. At July 1, 2018, the remaining balance of customer relationships and non-compete agreements totaling $16.0 million and $0.6 million, respectively, are included in the MDS segment, while the remaining balance of customer relationships, non-compete agreements, trademarks/trade names, unpatented technology and patents totaling $3.1 million, $0.1 million, $1.0 million and $0.3 million, respectively, are included in the ECP segment. The impairment test for these intangible assets is conducted when impairment indicators are present. The Company continually evaluates whether events or circumstances have occurred that would indicate the remaining estimated useful lives of its intangible assets warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge would be recognized for the amount that the carrying amount of the asset exceeds the fair value of the asset. The Company’s fair value estimates related to its intangible assets impairment analyses are based on Level 3 inputs within the fair value hierarchy as described in Note 2, Summary of Significant Accounting Policies, of the "Notes to Consolidated Financial Statements" in this Form 10-K. The Company engaged a third party to assist with the valuation of the recoverability of intangible assets in the fourth quarters of fiscal years 2018 and 2016 and performed an internal valuation in the fourth quarter of fiscal year 2017. It was determined for all periods that the assets were fully recoverable and no write-down of such assets was necessary.
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
Other long-lived assets
The Company reviews other long-lived assets, including property, plant and equipment that are not held for sale, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is determined by comparing the carrying value of the assets to their estimated future undiscounted cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
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
In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain tax effects of the Tax Act and provides a one-year measurement period. The ultimate impact of the Tax Act may differ from the provisional amounts the Company recorded due to additional analysis, changes in interpretations and assumptions the Company has made and additional regulatory guidance that may be issued. See Note 11, Income Taxes, of the “Notes to Consolidated Financial Statements” in this Form 10-K for further discussion of the Tax Act.

Stock-Based Compensation
ASC Topic 718, “Share-Based Payment”, requires significant judgment and the use of estimates in the assumptions for the model used to value the share-based payment awards, including stock price volatility and expected option terms. In addition, expected forfeiture rates for the share-based awards are estimated. Because of our small number of option grants during our history, we are limited in our historical experience to use as a basis for these assumptions. While we believe that the assumptions and judgments used in our estimates are reasonable, actual results may differ from these estimates under different assumptions or conditions.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers, which amends guidance for revenue recognition. Under the new standard, revenue will be recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. The standard creates a five-step model that will generally require companies to use more judgment and make more estimates than under current guidance when considering the terms of contracts along with all relevant facts and circumstances. These include the identification of customer contracts and separating performance obligations, the determination of transaction price that potentially includes an estimate of variable consideration, allocating the transaction price to each separate performance obligation, and recognizing revenue in line with the pattern of transfer. In August 2015, the FASB issued an amendment to defer the effective date for all entities by one year. The new standard will become effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Companies have the option of using either a full or modified retrospective approach in applying this standard. During fiscal years 2016 and 2017, the FASB issued four additional updates which further clarify the guidance provided in ASU 2014-09. The Company has identified significant contracts with customers and the promised goods and/or services associated with the revenue streams for each segment. The Company has evaluated the distinct performance obligations and the pattern of revenue recognition of these significant contracts. It has also identified the impact of adopting the standard on its control framework and introduced changes to its systems and other controls process. The Company has determined that the new revenue standard will primarily result in a change to the timing of the Company’s revenue recognition for ECP sales in which Sparton starts the production of sonobuoys and ships completed subassemblies to its ERAPSCO related party for additional processing before being delivered to customers. The Company has determined that the transitional adjustment will not be material. The Company will use a modified retrospective adoption effective July 2, 2018.  Under this approach, prior financial statements presented will not be restated.
In July 2015, the FASB issued ASU No. 2015-11 ("ASU 2015-11"), Simplifying the Measurement of Inventory. ASU 2015-11 clarifies that inventory should be held at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price, less the estimated costs to complete, dispose and transport such inventory. ASU 2015-11 was effective for fiscal years and interim periods beginning after December 15, 2016. ASU 2015-11 is required to be applied prospectively and early adoption is permitted. There was no significant impact on the Company's financial statements as a result of the adoption in the first quarter of fiscal year 2018.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases (Topic 842). ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for capital leases and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has made progress on assessing its portfolio of leases and compiling a central repository of all active leases. The Company is in the process of assessing the design of the future lease process and drafting a policy to address the new standard requirements. While the Company has not yet completed its evaluation of the impact the new lease accounting standard will have on its Consolidated Financial Statements, the Company expects to recognize right of use assets and lease liabilities for its operating leases in the Consolidated Balance Sheet upon adoption.
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
The Company's revolving credit line, when drawn upon, is subject to future interest rate fluctuations which could potentially have a negative impact on cash flows of the Company. The Company had $84.5 million outstanding under its Credit Facility at July 1, 2018. A prospective increase of 100 basis points in the interest rate applicable to the Company's outstanding borrowings under its Credit Facility would result in an increase of $0.8 million in our annual interest expense. The Company is not party to any currency exchange or interest rate protection agreements as of July 1, 2018.
We have a revolving line-of-credit facility with a group of banks which is secured by substantially all the assets of the Company that expires in September 2019. This credit facility is a component of our ongoing working capital funding. Available borrowings against this facility are limited by, among other things, an EBITDA (as determined under the agreement) to debt ratio. Over the term of this agreement, the facility has been modified several times to allow for increases in this ratio, as well as other relief, to provide flexibility during the Company’s exploration of a sale transaction. The most recent amendment to the facility provides for an increase to the leverage ratio through September 30, 2018. We intend to restructure this facility upon its expiration in September 2019, or sooner as conditions dictate, to provide for appropriate ongoing liquidity. Renegotiating this facility will very likely require restructuring our long term debt and will increase the interest rates we pay on our long term debt. Additionally, we may require a further amendment or waiver to our facility after September 30, 2018 to provide for liquidity through the closing of a potential sale transaction or through our negotiation of a new debt structure if no sale transaction is consummated. We believe that we will be able to secure the appropriate debt structure for the Company if no sale transaction is consummated and that our bank group will provide for the necessary amendments or waivers while such a structure is negotiated. See “Liquidity and Capital Resources” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K for more information related to the Company’s credit facility.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our financial statements required by this item are submitted as a separate section of this Annual Report on Form 10-K. See “Index to Consolidated Financial Statements,” commencing on page F-1 hereof.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Each of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective for the reasons described in the “Management Report on Internal Controls over Financial Reporting” in this Form 10-K.
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended July 1, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Since July 1, 2018, we have made the changes to our internal control over financial reporting described in the “Management Report on Internal Control over Financial Reporting” in this Form 10-K.
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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of July 1, 2018. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework (2013). Based on this assessment, management believes that, as of July 1, 2018, our internal control over financial reporting was not effective due to the material weakness in our internal control over financial reporting discussed in the following paragraph.
The Company identified a material weakness in our internal control over financial reporting during the quarter ended July 1, 2018 that we believe was present on the previously-reported interim quarters ended October 1, 2017, December 31, 2017, and April 1, 2017. The material weakness was a result of the implementation of a new enterprise resource planning system (“ERP system”) at our DeLeon Springs, FL location at the beginning of fiscal 2018. The new ERP system was implemented, in large part, to address the needs of the U.S. Navy, the Defense Contract Management Agency ("DCMA") and the Defense Contract Audit Agency ("DCAA") in our reporting and management of our government contracts. To meet these needs, the ERP system capitalized certain allowable general and administrative expenses to inventory in accordance with Defense Federal Acquisition Regulations (“DFARs”). In order to properly account for these expenses under generally accepted accounting principles, the Company, during its monthly financial close process, reversed these capitalized expenses as an adjustment in our consolidation and financial reporting tool. As this reversal entry was reflected in our consolidation and financial reporting tool but not in the ERP System, the Company did not properly account for cost of goods sold when inventory was shipped, resulting in an understatement of inventory and a corresponding overstatement of cost of goods sold. We believe this is an isolated matter as this was the only adjustment to the consolidation and financial reporting tool that was not also recorded in the ERP systems of the operating entities (other than reclassification entries for reporting purposes) during the Restated Quarters. Internal controls were not properly designed to ensure proper accounting for this matter. The Company determined that the unaudited financial statements as of the above interim periods should be restated to correct inadvertent errors related to this material weakness. To remediate the material weakness over the interim reporting periods, we no longer allow adjustments to be made in our consolidation and financial reporting tool (other than reclassification entries for reporting purposes) that are not also reflected in the ERP systems of the operating entities. In addition, we will increase our quarterly oversight of the consolidation and reporting tool. We believe that the additional controls over our interim reporting periods will mitigate this matter.
BDO USA, LLP, our independent registered public accounting firm, issued an attestation report on the effectiveness of our internal control over financial reporting. Their report appears on the next page.

/S/ JOSEPH J. HARTNETT	/S/ JOSEPH G. MCCORMACK
Joseph J. Hartnett Interim President and Chief Executive Officer September 14, 2018	Joseph G. McCormack Senior Vice President and Chief Financial Officer September 14, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Sparton Corporation and Subsidiaries
Schaumburg, Illinois
Opinion on Internal Control over Financial Reporting

We have audited Sparton Corporation and Subsidiaries’ (the “Company’s”) internal control over financial reporting as of July 1, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of July 1, 2018, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of July 1, 2018 and July 2, 2017, the related consolidated statements of operations, comprehensive income (loss), cash flows and shareholders' equity for each of the three years in the period ended July 1, 2018, and the related notes and schedule. Our report dated September 14, 2018 expressed an unqualified opinion thereon.
Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over the consolidated level inventory adjustment has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2018 financial statements, and this report does not affect our report dated September 14, 2018 on those financial statements.
Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP
Grand Rapids, Michigan
September 14, 2018

ITEM 9B.    OTHER INFORMATION
None.
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated herein by reference from the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders. Information concerning executive officers is set forth in Part I, Item 1 of this Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated herein by reference from the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated herein by reference from the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated herein by reference from the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated herein by reference from the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders.
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
Date: September 14, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ JAMES R. SWARTWOUT	Director, Chairman of the Board of Directors	September 14, 2018
James R. Swartwout

/S/ JOSEPH J. HARTNETT	Director, Interim President and Chief Executive Officer, (Principal Executive Officer)	September 14, 2018
Joseph J. Hartnett

/S/ ALAN L. BAZAAR	Director	September 14, 2018
Alan L. Bazaar

/S/ JAMES D. FAST	Director	September 14, 2018
James D. Fast

/S/ CHARLES R. KUMMETH	Director	September 14, 2018
Charles R. Kummeth

/S/ DAVID P. MOLFENTER	Director	September 14, 2018
David P. Molfenter

/S/ FRANK A. WILSON	Director	September 14, 2018
Frank A. Wilson

/S/ JOSEPH G. MCCORMACK	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 14, 2018
Joseph G. McCormack

SPARTON CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Sparton Corporation and Subsidiaries
Schaumburg, Illinois
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sparton Corporation and Subsidiaries (the “Company”) as of July 1, 2018 and July 2, 2017, the related consolidated statements of operations, comprehensive income (loss), cash flows and shareholders’ equity for each of the three years in the period ended July 1, 2018 and the related notes and schedule (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 1, 2018 and July, 2 2017, and the results of their operations and their cash flows for each of the three years in the period ended July 1, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of July 1, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 14, 2018 expressed an adverse opinion thereon.
Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2002.

Grand Rapids, Michigan
September 14, 2018

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	July 1, 2018	July 2, 2017
Assets
Current Assets:
Cash and cash equivalents	$1,160	$988
Accounts receivable, net of allowance for doubtful accounts of $169 and $429, respectively	60,454	45,347
Inventories and cost of contracts in progress, net	72,406	60,248
Legal settlements - insurance receivable	4,500	—
Prepaid expenses and current assets	3,944	3,851
Total current assets	142,464	110,434
Property, plant and equipment, net	32,790	34,455
Goodwill	12,663	12,663
Other intangible assets, net	21,108	28,445
Deferred income taxes	17,646	24,893
Other non-current assets	5,331	6,253
Total assets	$232,002	$217,143
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$28,636	$27,672
Accrued salaries and wages	11,341	11,453
Accrued legal settlements	5,500	—
Accrued health benefits	947	1,150
Performance based payments on customer contracts	3,868	1,749
Current portion of capital lease obligations	163	269
Advances from customers	5,949	3,761
Other accrued expenses	10,718	8,198
Total current liabilities	67,122	54,252
Credit facility	84,500	74,500
Environmental remediation	4,866	5,468
Pension liability	690	888
Other non-current liabilities	1,220	167
Total liabilities	158,398	135,275
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, no par value; 200,000 shares authorized; none issued	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 9,834,723 and 9,860,635 shares issued and outstanding, respectively	12,293	12,326
Capital in excess of par value	17,599	17,851
Retained earnings	44,713	52,967
Accumulated other comprehensive loss	(1,001)	(1,276)
Total shareholders’ equity	73,604	81,868
Total liabilities and shareholders’ equity	$232,002	$217,143
See Notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For fiscal years
	2018	2017	2016
Net sales	$374,990	$397,562	$419,362
Cost of goods sold	295,592	325,663	339,214
Gross profit	79,398	71,899	80,148
Operating expense:
Selling and administrative expenses	58,137	54,110	55,151
Internal research and development expenses	2,745	1,670	2,344
Amortization of intangible assets	7,337	8,498	9,592
Legal settlements	1,648	—	—
Restructuring charges	—	—	2,206
Reversal of accrued contingent consideration	—	—	(1,530)
Impairment of goodwill	—	—	64,174
Total operating expense	69,867	64,278	131,937
Operating income (loss)	9,531	7,621	(51,789)
Other income (expense):
Interest expense, net	(6,354)	(4,437)	(3,803)
Other, net	(19)	60	93
Total other expense, net	(6,373)	(4,377)	(3,710)
Income (loss) before income taxes	3,158	3,244	(55,499)
Income tax expense (benefit)	11,412	1,927	(17,216)
Net income (loss)	$(8,254)	$1,317	$(38,283)
Income (loss) per share of common stock:
Basic	$(0.84)	$0.13	$(3.91)
Diluted	$(0.84)	$0.13	$(3.91)
Weighted average shares of common stock outstanding:
Basic	9,834,723	9,812,248	9,786,315
Diluted	9,834,723	9,812,273	9,786,315
See Notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	For fiscal years
	2018	2017	2016
Net income (loss)	$(8,254)	$1,317	$(38,283)
Other comprehensive income (loss), net:
Pension experience gain (loss), net of tax benefit	43	160	(682)
Pension amortization of unrecognized net actuarial loss, net of tax	108	143	100
Pension pro rata recognition of lump-sum settlements, net of tax	124	157	218
Unrecognized gain on marketable equity securities, net of tax	—	—	85
Other comprehensive income (loss), net	275	460	(279)
Comprehensive income (loss)	$(7,979)	$1,777	$(38,562)
See Notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For fiscal years
	2018	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$(8,254)	$1,317	$(38,283)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,855	5,894	6,083
Amortization of intangible assets	7,337	8,498	9,592
Deferred income taxes	7,247	630	(18,562)
Stock-based compensation expense (benefit)	(285)	1,463	289
Amortization of deferred financing costs	1,323	498	298
Loss (gain) on sale of property, plant and equipment, net	23	(7)	56
Legal settlements	1,000	—	—
Loss on sale of securities available for sale	—	—	129
Impairment of goodwill	—	—	64,174
Reversal of accrued contingent consideration	—	—	(1,530)
Excess tax benefit from stock-based compensation	—	—	(162)
Changes in operating assets and liabilities:
Accounts receivable	(15,106)	1,412	23,829
Inventories and cost of contracts in progress	(12,158)	17,622	(3,419)
Prepaid expenses and other assets	(3,874)	2,690	(609)
Advance billings on customer contracts	2,188	(800)	205
Performance based payments on customer contracts	2,119	1,749	(1,756)
Accounts payable and accrued expenses	8,476	(9,498)	7,798
Net cash provided by (used in) operating activities	(4,109)	31,468	48,132
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(4,236)	(6,896)	(6,098)
Proceeds from sale of property, plant and equipment	23	22	221
Proceeds from sale of securities available for sale	—	—	857
Acquisition of businesses, net of cash required	—	—	178
Net cash used in investing activities	(4,213)	(6,874)	(4,842)
Cash Flows from Financing Activities:
Borrowings from credit facility	190,600	130,082	128,050
Repayments against credit facility	(180,600)	(152,788)	(185,344)
Payment of debt financing costs	(1,238)	(765)	(692)
Repurchase of stock	—	—	(140)
Payments under capital lease agreements	(268)	(267)	(108)
Excess tax benefit from stock-based compensation	—	—	162
Net cash provided (used in) by financing activities	8,494	(23,738)	(58,072)
Net increase (decrease) in cash and cash equivalents	172	856	(14,782)
Cash and cash equivalents at beginning of year	988	132	14,914
Cash and cash equivalents at end of year	$1,160	$988	$132
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,939	$3,828	$3,506
Cash paid for income taxes	392	1,115	766
Machinery and equipment financed under capital leases	—	148	656
Supplemental disclosure of non-cash investing activities:
Adjustments to acquired companies' opening balance sheets	—	—	3,412
See Notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2015	9,886,618	$12,358	$16,045	$89,933	$(1,457)	$116,879
Issuance of stock	17,245	22	(22)	—	—	—
Forfeiture of restricted stock	(52,303)	(65)	65	—	—	—
Repurchase of stock	(6,091)	(8)	(132)	—	—	(140)
Stock-based compensation expense	—	—	289	—	—	289
Excess tax benefit from stock-based compensation	—	—	162	—	—	162
Comprehensive income (loss), net of tax	—	—	—	(38,283)	(279)	(38,562)
Balance at July 3, 2016	9,845,469	12,307	16,407	51,650	(1,736)	78,628
Issuance of stock	41,905	52	(52)	—	—	—
Forfeiture of restricted stock	(26,739)	(33)	33	—	—	—
Stock-based compensation expense	—	—	1,463	—	—	1,463
Comprehensive income (loss), net of tax	—	—	—	1,317	460	1,777
Balance at July 2, 2017	9,860,635	12,326	17,851	52,967	(1,276)	81,868
Forfeiture of restricted stock	(25,912)	(33)	33	—	—	—
Stock-based compensation (benefit)	—	—	(285)	—	—	(285)
Comprehensive income (loss), net of tax	—	—	—	(8,254)	275	(7,979)
Balance at July 1, 2018	9,834,723	$12,293	$17,599	$44,713	$(1,001)	$73,604
See Notes to consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)
(1) Business
Sparton Corporation and subsidiaries (the “Company” or “Sparton”) has been in continuous existence since 1900. It was last reorganized in 1919 as an Ohio corporation. The Company is a provider of design, development and manufacturing services for complex electromechanical devices, as well as sophisticated engineered products complementary to the same electromechanical value stream. The Company serves the Medical & Biotechnology, Military & Aerospace and Industrial & Commercial markets through two reportable business segments; Manufacturing & Design Services (“MDS”) and Engineered Components & Products (“ECP”). See Note 17 Business Segments, of the "Notes to Consolidated Financial Statements" in this form 10-K for a further discussion of business segments. All of the Company's facilities are certified to one or more of the ISO/AS standards, including ISO 9001, AS9100 and ISO 13485, with most having additional certifications based on the needs of the customers they serve. The majority of the Company's customers are in highly regulated industries where strict adherence to regulations such as the International Tariff and Arms Regulations ("ITAR") is necessary. The Company's products and services include offerings for Original Equipment Manufacturers (“OEM”) and Emerging Technology (“ET”) customers that utilize microprocessor-based systems which include transducers, printed circuit boards and assemblies, sensors and electromechanical components, as well as development and design engineering services relating to these product sales. Sparton also develops and manufactures sonobuoys, anti-submarine warfare (“ASW”) devices used by the United States Navy and foreign governments that meet Department of State licensing requirements. Additionally, Sparton manufactures rugged flat panel display systems for military panel PC workstations, air traffic control and industrial applications as well as high performance industrial grade computer systems and peripherals. Many of the physical and technical attributes in the production of these proprietary products are similar to those required in the production of the Company's other electrical and electromechanical products and assemblies.
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
Also on March 5, 2018, Sparton announced that, during the DOJ’s review of Sparton’s proposed Merger with Ultra, the United States Navy (the “Navy”) expressed the view that instead of the parties proceeding with the Merger, each of Sparton and Ultra should enhance its ability to independently develop, produce and sell sonobuoys and over time work toward the elimination of their use of Sparton’s and Ultra’s joint venture for such activities. Since that time, Sparton has been in communication with the Navy to better understand its expectations with respect to the timing, funding and terms of current and future sonobuoy indefinite delivery / indefinite quantity ("IDIQ") production contracts.
On July 9, 2018, the Company announced the filing of a bid protest by ERAPSCO with the United States Government Accountability Office ("GAO") challenging the competitive range exclusion of ERAPSCO under the United States Navy ("Navy") Solicitation No. N00019-19-R-0002 for the GFY 19-23 AN/SSQ-125A (the “Q-125A” ) production sonobuoy. The protest challenged on a number of bases the Navy's decision to exclude ERAPSCO from the solicitation process and requested that GAO restore ERAPSCO's ability to participate in the process. On August 30, 2018, the Navy issued a notice that it had taken corrective action to reopen the competitive range regarding the Q-125A production sonobuoy and include ERAPSCO in that competitive range. This allows ERAPSCO to again participate in the bid process. As a result of the Navy’s decision to restore ERAPSCO’s ability to participate in the bid process, on September 4, 2018 the GAO dismissed the protest.

As a result of the termination of the Merger Agreement, the Company announced that it would seek to re-engage with parties that previously expressed an interest in acquiring all or a part of Sparton and that are in a position to expeditiously proceed to effect such a transaction. There can be no assurance that any such process will result in the execution of a definitive agreement or the completion of a transaction.
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
Inventories and costs of contracts in progress — Inventories are valued at the lower of cost (first-in, first-out basis) or net realizable value and include costs related to long-term contracts as disclosed below. Inventories, other than contract costs, are principally raw materials and supplies. Certain United States government contracts allow Sparton to submit performance based billings, which are then applied against inventories purchased and manufacturing costs incurred by the Company throughout its performance under these contracts. Inventories were reduced by performance based payments from the U.S. government for costs incurred related to long-term contracts, thereby establishing inventory to which the U.S. government then has title, of $8,604 and $8,541 respectively, at July 1, 2018 and July 2, 2017. At July 1, 2018 and July 2, 2017, current liabilities include performance based payments of $3,868 and $1,749, respectively, on government contracts. As these payments were in excess of cost, there is no inventory to which the government would claim title and, therefore, no offset to inventory has been made.
Customer orders are based upon forecasted quantities of product manufactured for shipment over defined periods. Raw material inventories are purchased to fulfill these customer requirements. Within these arrangements, customer demands for products frequently change, sometimes creating excess and obsolete inventories. The Company regularly reviews raw material inventories by customer for both excess and obsolete quantities. Wherever possible, the Company attempts to recover its full cost of excess and obsolete inventories from customers or, in some cases, through other markets. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income for the difference between the carrying cost and the estimated realizable amount. These cost adjustments for excess and obsolete inventory create a new cost basis for the inventory. The Company recorded inventory write-downs totaling $858, $544 and $1,653 for fiscal years 2018, 2017 and 2016, respectively. These charges are included in cost of goods sold for the periods presented. If inventory that has previously been impaired is subsequently sold, the amount of reduced cost basis is reflected as cost of goods sold. The Company experienced minimal subsequent sales of excess and obsolete inventory during fiscal years 2018, 2017 and 2016 that resulted in higher gross margins due to previous write-downs. Such sales and the impact of those sales on gross margin were not material to the years presented.
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

Goodwill — Goodwill resulting from business combinations represents the excess of purchase price over the fair value of the net assets of the businesses acquired. Goodwill is not amortized, but rather tested for impairment annually, as well as whenever there are events or changes in circumstances (triggering events) which suggest that the carrying value of goodwill may not be recoverable. The Company performs its annual goodwill impairment testing in the fourth quarter based on its historical financial results through the third quarter end. The goodwill impairment test is performed at the reporting unit level, which is the lowest level at which goodwill is evaluated for management purposes. The Company has identified reporting units to be its two reportable business segments - MDS and ECP for fiscal years 2018, 2017 and 2016.
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
In fiscal year 2018, as part of its evaluation of intangible assets, the Company engaged a third party to assist with performing Step 1 of the goodwill impairment test. The result of the test was that the fair value of the Company’s ECP reporting unit was in excess of its carrying value at the end of fiscal year 2018 and, as such, indicated no impairment of goodwill. The MDS reporting unit had no goodwill at July 1, 2018 and July 1, 2017. In fiscal year 2017, the Company elected to perform the optional qualitative assessment of goodwill and concluded that it was more likely than not that the fair value of goodwill in its ECP reporting unit was in excess of its respective carrying amount and therefore, no further testing was required. In fiscal year 2016, the Step 1 impairment testing of goodwill was performed and resulted in the carrying values of its MDS reporting unit in excess of its fair value indicating potential impairment. The decline in value in the MDS reporting unit was a result of the underperformance of the Company’s most recent acquisition (Hunter Technology Corporation), and the inability to achieve sufficient organic revenue growth to offset the loss of a large customer due to insourcing, as well as revenue declines due to fluctuations in customer demand across the MDS reporting unit. The Company performed the Step 2 analysis of goodwill impairment for this reporting unit and based on the valuation of the reporting unit as well as the fair value of the reporting unit's individual tangible and intangible assets, it was determined that goodwill within this reporting unit was fully impaired. As such, the Company recorded an impairment of goodwill charge of $64,174. Prior to the fourth quarter of fiscal 2016, no triggering events or other facts and circumstances were identified that indicated that it was more likely than not that the fair value of the MDS segment was less than its carrying value. The impairment recognized in the fourth quarter of fiscal 2016 was a result of the continued underperformance of the acquired Hunter Technology Corporation operations and the inability of the Company to achieve sufficient organic revenue growth to offset fluctuations in customer demands. The fair value of the Company’s ECP reporting unit was in excess of its carrying value and, as such, indicated no impairment of goodwill.
Other Intangible Assets — The Company’s intangible assets other than goodwill represent the values assigned to acquired customer relationships, acquired non-compete agreements, acquired trademarks/trade names and acquired unpatented technology and patents. At July 1, 2018, the remaining unamortized balance for customer relationships and non-compete agreements totaling $15,993 and $620, respectively, are included in the MDS segment, while the remaining unamortized balance for customer relationships, non-compete agreements, trademarks/trade names, unpatented technology and patents totaling $3,068, $60, $1,059, $303 and $5 respectively, are included in the ECP segment. The impairment test for these intangible assets is conducted when impairment indicators are present. The Company continually evaluates whether events or circumstances have occurred that would indicate the remaining estimated useful lives of its intangible assets warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge would be recognized for the amount that the carrying amount of the asset exceeds the fair value of the asset. The Company’s fair value estimates related to its intangible assets impairment analyses are based on Level 3 inputs within the fair value hierarchy as described below in this note under “Fair value measurements.” The Company engaged a third party to assist with the valuation of the recoverability of intangible assets in the fourth quarter of fiscal years 2018 and 2016 and performed an internal valuation in the fourth quarter of fiscal 2017. It was determined for all periods that the assets were fully recoverable and no write-down of such assets was necessary.
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
ERAPSCO Agreement — Sparton is a 50/50 joint venture (“JV”) partner with UnderSea Sensor Systems, Inc. (“USSI”), the only other major producer of U.S. derivative sonobuoys. USSI’s parent company is Ultra Electronics Holdings plc, based in the United Kingdom. The JV operates under the name ERAPSCO and allows Sparton and USSI to combine their own unique and complementary backgrounds to jointly develop and produce U.S. derivative sonobuoy designs for the U.S. Navy as well as foreign governments that meet Department of State licensing requirements. ERAPSCO maintains the DBA Sonobuoy TechSystems through which it conducts business directly with foreign governments. In concept, and in practice, ERAPSCO serves as a pass-through entity maintaining no funds or assets. While the JV provides the opportunity to maximize efficiencies in the design and development of the related sonobuoys, both of the joint venture partners function independently as subcontractors; therefore, there is no separate entity to be accounted for or consolidated. The Board of Directors of ERAPSCO has the responsibility for the overall management and operation of the JV. The six member board consists of equal representation (full time employees) from both JV partners for three year terms. Personnel necessary for the operation of ERAPSCO, specifically a president, vice president, general manager, contract administrator and financial manager, are similarly assigned by the JV partners for rotating three year terms and the costs of these assigned individuals are borne by the party assigning the personnel. In response to a customer request for proposal (“RFP”) that ERAPSCO will bid on, the Board of Directors of ERAPSCO approves both the composition of a response to the RFP and the composite bid to be submitted to the customer. The Board of Directors strives to divide the aggregate contract awards at a 50/50 share ratio. Each JV partner bears the costs it incurs associated with the preparation and submission of proposals. Each JV partner submits to ERAPSCO a proposal for the estimated price of performing that portion of the RFP applicable to it. Upon award of a contract to the JV, separate subcontracts are generated between ERAPSCO and each of the JV partners defining the responsibilities and compensation. These subcontracts contain terms and conditions consistent with the prime contract. Each JV partner is responsible to ERAPSCO for the successful execution of its respective scope of work under its subcontract and each JV partner is individually accountable for the profit or losses sustained in the execution of the subcontract against its respective bid. In some instances, either Sparton or USSI handles the complete production and delivery of sonobuoys to ERAPSCO's customer. In other instances, either Sparton or USSI starts the production and ships completed subassemblies to the other party for additional processing before being delivered to the customers. Under ERAPSCO, individual contract risk exposures are reduced, while the likelihood of achieving U.S. Navy and other ASW objectives is enhanced. ERAPSCO has been in existence since 1987 and historically, the agreed upon products included under the JV were generally developmental sonobuoys. In 2007, the JV expanded to include all future sonobuoy development and substantially all U.S. derivative sonobuoy products for customers outside of the United States. The JV was further expanded three years later to include all sonobuoy products for the U.S. Navy beginning with U.S. Navy's 2010 fiscal year contracts.
Revenue recognition — The Company’s net sales are comprised primarily of product sales, with supplementary revenues earned from engineering and design services. Standard contract terms are FOB shipping point. Revenue from product sales is generally recognized upon shipment of the goods; service revenue is recognized as the service is performed or under the percentage of completion method, depending on the nature of the arrangement. Long-term contracts related to ECP sonobuoy sales to the U.S. Navy and foreign government customers that require lot acceptance testing recognize revenue under the units-of-production percentage of completion method. The Company additionally has certain other long-term contracts that are accounted for under the units shipped percentage-of-completion method. Certain upfront engineering costs in relation to certain of these long-term contracts are capitalized and recognized over the life of the contract. At July 1, 2018 and July 2, 2017, current liabilities include payments received in excess of costs of $3,868 and $1,749, respectively, on government contracts. As noted above, sales related to these billings are recognized based upon units completed and are not recognized at the time of billings. A provision for the entire amount of a loss on a contract is charged to operations as soon as the loss is identified and the amount is reasonably determinable. Shipping and handling costs are included in cost of goods sold.
Advertising Costs — The Company expenses advertising costs as they are incurred. Advertising expense was $76, $25 and $106 for fiscal years 2018, 2017 and 2016, respectively.
Research and development expenditures — Internal research and development expenses reflect costs incurred for the internal development of technologies for use in undersea warfare, navigation, handheld targeting applications as wells as rugged computer and display devices. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment. The Company incurred $2,745, $1,670 and $2,344 of internally funded research and development expenses during fiscal years 2018, 2017 and 2016, respectively. Customer funded research and development costs, which are usually part of larger production agreements, totaled $3,779, $5,610 and $16,736 for the fiscal years 2018, 2017 and 2016, respectively.
Fair value measurements — Fair value estimates and assumptions and methods used to estimate the fair value of the Company’s assets and liabilities are made in accordance with the requirements of the Financial Accounting Standards Board (the “FASB”), Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”).
ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: Level 1 are observable inputs such as quoted prices in active markets; Level 2 are inputs other than the quoted prices in active markets that are observable either directly or indirectly; and Level 3 are unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data when available and to minimize the use of unobservable inputs when determining fair value. As of July 1, 2018 and July 2, 2017, the Company had no assets or liabilities which it measures and carries on its balance sheet at fair value on a recurring basis.
The fair value of the Company's Credit Facility (as defined below) debt at July 1, 2018 approximated its carrying value of $84,500, as the rates on these borrowings are variable in nature. In the event of an acquisition, the Company estimates the fair value of the assets acquired and liabilities assumed at acquisition date. See Note 4, Acquisitions, of the "Notes to Consolidated Financial Statements" in this form 10-K for a further discussion of these estimated fair values.
New accounting standards — In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers, which amends guidance for revenue recognition. Under the new standard, revenue will be recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. The standard creates a five-step model that will generally require companies to use more judgment and make more estimates than under current guidance when considering the terms of contracts along with all relevant facts and circumstances. These include the identification of customer contracts and separating performance obligations, the determination of transaction price that potentially includes an estimate of variable consideration, allocating the transaction price to each separate performance obligation, and recognizing revenue in line with the pattern of transfer. In August 2015, the FASB issued an amendment to defer the effective date for all entities by one year. The new standard will become effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Companies have the option of using either a full or modified retrospective approach in applying this standard. During fiscal years 2016 and 2017, the FASB issued four additional updates which further clarify the guidance provided in ASU 2014-09. The Company has identified significant contracts with customers and the promised goods and/or services associated with the revenue streams for each segment. The Company has evaluated the distinct performance obligations and the pattern of revenue recognition of these significant contracts. It has also identified the impact of adopting the standard on its control framework and introduced changes to its systems and other controls process. The Company has determined that the new revenue standard will primarily result in a change to the timing of the Company’s revenue recognition for ECP sales in which Sparton starts the production of sonobuoys and ships completed subassemblies to its ERAPSCO related party for additional processing before being delivered to customers. The Company has determined that the transitional adjustment will not be material. The Company will use a modified retrospective adoption effective July 2, 2018.  Under this approach, prior financial statements presented will not be restated.
In July 2015, the FASB issued ASU No. 2015-11 ("ASU 2015-11"), Simplifying the Measurement of Inventory. ASU 2015-11 clarifies that inventory should be held at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price, less the estimated costs to complete, dispose and transport such inventory. ASU 2015-11 was effective for fiscal years and interim periods beginning after December 15, 2016. ASU 2015-11 is required to be applied prospectively and early adoption is permitted. There was no significant impact on the Company's financial statements as a result of the adoption in the first quarter of fiscal year 2018.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases (Topic 842). ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for capital leases and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has made progress on assessing its portfolio of leases and compiling a central repository of all active leases. The Company is in the process of assessing the design of the future lease process and drafting a policy to address the new standard requirements. While the Company has not yet completed its evaluation of the impact the new lease accounting standard will have on its Consolidated Financial Statements, the Company expects to recognize right of use assets and lease liabilities for its operating leases in the Consolidated Balance Sheet upon adoption.
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
(3) Correction of Errors in Previously Reported Fiscal 2018 Interim Financial Statements
In connection with our year-end financial statement close process and related preparation of our 2018 Form 10-K, misstatements were identified related to the costing of inventory in our previously filed fiscal 2018 unaudited interim financial statements. We assessed the materiality of these errors in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 99, Materiality (“SAB 99”) and have concluded that the interim financial information as filed in our 2018 Form 10-Qs should be restated.
This matter arose as a result of the implementation of a new enterprise resource planning system (“ERP system”) at our DeLeon Springs, FL location at the beginning of fiscal 2018. The new ERP system was implemented, in large part, to address the needs of the U.S. Navy, the Defense Contract Management Agency ("DCMA") and the Defense Contract Audit Agency ("DCAA") in our reporting and management of our government contracts. To meet these needs, the ERP system capitalized certain allowable general and administrative expenses to inventory in accordance with Defense Federal Acquisition Regulations (“DFARs”). In order to properly account for these expenses under generally accepted accounting principles, the Company, during its monthly financial close process, reversed these capitalized expenses as an adjustment in our consolidation and financial reporting tool. As this reversal entry was reflected in our consolidation and financial reporting tool but not in the ERP system, the Company did not properly account for cost of goods sold when inventory was shipped, resulting in an understatement of inventory and a corresponding overstatement of cost of goods sold. The correction only impacted the Company’s Engineered Components & Products (“ECP”) reportable business segment.
The effects of this error on our previously reported fiscal year 2018 quarterly statements of operations are as follows:

	Originally reported			Adjustments			Restated
	Q1	Q2	Q3	Q1	Q2	Q3	Q1	Q2	Q3
Net sales	$82,763	$97,819	$93,938	$—	$—	$—	$82,763	$97,819	$93,938
Cost of goods sold	68,175	77,390	76,262	(1,336)	(1,320)	(2,051)	66,839	76,070	74,211
Gross profit	14,588	20,429	17,676	1,336	1,320	2,051	15,924	21,749	19,727
Operating expense:
Selling and administrative	15,205	14,074	13,253	—	—	—	15,205	14,074	13,253
Internal research & development	572	669	307	—	—	—	572	669	307
Amortization of intangible assets	1,923	1,893	1,802	—	—	—	1,923	1,893	1,802
Total operating expense	17,700	16,636	15,362	—	—	—	17,700	16,636	15,362
Operating income (loss)	(3,112)	3,793	2,314	1,336	1,320	2,051	(1,776)	5,113	4,365
Other expense:	(1,276)	(1,494)	(1,460)	—	—	—	(1,276)	(1,494)	(1,460)
Income (loss) before income taxes	(4,388)	2,299	854	1,336	1,320	2,051	(3,052)	3,619	2,905
Income tax expense (benefit)	(1,536)	11,333	239	468	370	574	(1,068)	11,703	813
Net income (loss)	$(2,852)	$(9,034)	$615	$868	$950	$1,477	$(1,984)	$(8,084)	$2,092

EPS	$(0.29)	$(0.92)	$0.06				$(0.20)	$(0.82)	$0.21

The effects of this error on our previously reported fiscal year 2018 quarterly statements of operations on a year-to-date basis are as follows:

	Originally reported			Adjustments			Restated
	Q1	Q2	Q3	Q1	Q2	Q3	Q1	Q2	Q3
Net sales	$82,763	$180,582	$274,520	$—	$—	$—	$82,763	$180,582	$274,520
Cost of goods sold	68,175	145,565	221,827	(1,336)	(2,656)	(4,707)	66,839	142,909	217,120
Gross profit	14,588	35,017	52,693	1,336	2,656	4,707	15,924	37,673	57,400
Operating expense:
Selling and administrative	15,205	29,279	42,532	—	—	—	15,205	29,279	42,532
Internal research & development	572	1,241	1,548	—	—	—	572	1,241	1,548
Amortization of intangible assets	1,923	3,816	5,618	—	—	—	1,923	3,816	5,618
Total operating expense	17,700	34,336	49,698	—	—	—	17,700	34,336	49,698
Operating income (loss)	(3,112)	681	2,995	1,336	2,656	4,707	(1,776)	3,337	7,702
Other expense:	(1,276)	(2,770)	(4,230)	—	—	—	(1,276)	(2,770)	(4,230)
Income (loss) before income taxes	(4,388)	(2,089)	(1,235)	1,336	2,656	4,707	(3,052)	567	3,472
Income tax expense (benefit)	(1,536)	9,797	10,036	468	838	1,412	(1,068)	10,635	11,448
Net income (loss)	$(2,852)	$(11,886)	$(11,271)	$868	$1,818	$3,295	$(1,984)	$(10,068)	$(7,976)

EPS	$(0.29)	$(1.21)	$(1.15)				$(0.20)	$(1.02)	$(0.81)

The effects of this error on our previously reported fiscal year 2018 quarterly balance sheets:

	Originally reported			Adjustments			Restated
	Q1	Q2	Q3	Q1	Q2	Q3	Q1	Q2	Q3
Assets
Cash and cash equivalents	$319	$1,104	$792	$—	$—	$—	$319	$1,104	$792
Accounts receivable	53,933	54,466	65,730	—	—	—	53,933	54,466	65,730
Inventory	68,646	62,767	65,448	1,336	2,656	4,707	69,982	65,423	70,155
Prepaid and other current assets	4,443	4,177	3,639	—	—	—	4,443	4,177	3,639
Total current assets	127,341	122,514	135,609	1,336	2,656	4,707	128,677	125,170	140,316
Property, plant and equipment	33,374	34,484	33,760	—	—	—	33,374	34,484	33,760
Goodwill	12,663	12,663	12,663	—	—	—	12,663	12,663	12,663
Other intangible assets	26,522	24,629	22,827	—	—	—	26,522	24,629	22,827
Deferred income taxes	24,874	14,771	14,760	—	—	—	24,874	14,771	14,760
Other non-current assets	5,670	5,177	4,988	—	—	—	5,670	5,177	4,988
Total assets	$230,444	$214,238	$224,607	$1,336	$2,656	$4,707	$231,780	$216,894	$229,314

Liabilities and Shareholders' Equity
Accounts payable	$30,278	$38,210	$28,401	$—	$—	$—	$30,278	$38,210	$28,401
Accrued liabilities	8,802	10,417	10,869	—	—	—	8,802	10,417	10,869
Other current liabilities	8,228	10,390	11,730	468	838	1,412	8,696	11,228	13,142
Total current liabilities	47,308	59,017	51,000	468	838	1,412	47,776	59,855	52,412
Credit facility	97,600	78,900	96,800	—	—	—	97,600	78,900	96,800
Other long-term liabilities	6,273	6,060	5,896	—	—	—	6,273	6,060	5,896
Total liabilities	151,181	143,977	153,696	468	838	1,412	151,649	144,815	155,108
Common Stock	30,388	30,399	30,405	—	—	—	30,388	30,399	30,405
Retained earnings	50,116	41,081	41,696	868	1,818	3,295	50,984	42,899	44,991
Accumulated other comprehensive loss	(1,241)	(1,219)	(1,190)	—	—	—	(1,241)	(1,219)	(1,190)
Total shareholders' equity	79,263	70,261	70,911	868	1,818	3,295	80,131	72,079	74,206
Total liabilities and shareholders' equity	$230,444	$214,238	$224,607	$1,336	$2,656	$4,707	$231,780	$216,894	$229,314
(4) Acquisitions
Prior to fiscal year 2016, the Company acquired a number of businesses or assets of businesses. Certain of the acquisitions included escrow accounts based on final working capital adjustments and other performance criteria. During fiscal year 2016, the Company received $750 in adjustments to the purchase price under the terms of an acquisition agreement. Additionally, for fiscal year 2016, the Company recorded depreciation expense of $362 in cost of goods sold and amortization of intangible assets of $26 that would have otherwise been recorded in prior periods.
(5) Inventories and Cost of Contracts in Progress, net
The following are the major classifications of inventory, net of interim billings:

	July 1, 2018	July 2, 2017
Raw materials	$56,088	$31,353
Work in process	16,138	19,098
Finished goods	8,784	18,338
Total inventory and cost of contracts in progress, gross	81,010	68,789
Inventory to which the U.S. government has title due to interim billings	(8,604)	(8,541)
Total inventory and cost of contracts in progress, net	$72,406	$60,248

(6) Property, Plant and Equipment, net
Property, plant and equipment, net consists of the following:

	July 1, 2018	July 2, 2017
Land and land improvements	$1,439	$1,439
Buildings and building improvements	28,160	28,121
Machinery and equipment	53,250	46,502
Construction in progress	1,391	4,463
Total property, plant and equipment	84,240	80,525
Less accumulated depreciation	(51,450)	(46,070)
Property, plant and equipment, net	$32,790	$34,455
(7) Other Non-current Assets
Other non-current assets consist of the following:

	July 1, 2018	July 2, 2017
Deferred engineering and design costs - non-current	$554	$1,116
Environmental remediation - indemnification	1,606	1,606
Favorable lease, net	20	138
Deferred financing fees, net	1,745	1,887
Other	1,406	1,506
Total other non-current assets	$5,331	$6,253
Engineering and design costs on long-term contracts not otherwise immediately reimbursed are deferred and recognized ratably over related revenue streams. For fiscal years 2018 and 2017, respectively, deferred engineering and design costs totaled $772 and $1,536 of which $218 and $420 were reflected in prepaid expenses and other current assets.
See Note 13, Commitments and Contingencies, of the "Notes to Consolidated Financial Statements" in this Form 10-K for a discussion of the Company's environmental remediation - indemnification asset.
The Company acquired a favorable leasehold in relation to its acquisition of Aydin Displays. The favorable leasehold is being amortized on a straight-line basis over the five year life of the lease and related amortization is reflected primarily within cost of goods sold on the consolidated statements of operations.
Costs incurred in connection with the issuance of the Company’s Credit Facility and associated amendments totaling $4,049 have been deferred and amortized to interest expense over the term of the facility on a straight-line basis. Amortization of $1,323, $498 and $298 for these loan costs, were recognized and reported as interest expense for fiscal years 2018, 2017 and 2016, respectively. Amortization expense for fiscal year 2018 included $571 of accelerated amortization related to amendments.
(8) Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill and ending composition of goodwill are as follows:

	July 3, 2016
	Manufacturing & Design Services	Engineered Components & Products	Total
Goodwill, beginning of period	$61,512	$12,663	$74,175
Additions to goodwill	2,662	—	2,662
Impairment of goodwill	(64,174)	—	$(64,174)
Goodwill, end of period	$—	$12,663	$12,663
There were no changes to the carrying value of goodwill during the fiscal years ended July 1, 2018 or July 2, 2017.

The amortization periods, gross carrying amounts, accumulated amortization, accumulated impairments and net carrying values of intangible assets are as follows:

	July 1, 2018
	Original Amortization Period in Months			Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Net Carrying Value
Amortized intangible assets:
Non-compete agreements	24	-	60	$4,229	$(3,549)	$—	$680
Customer relationships	84	-	180	57,295	(34,571)	(3,663)	19,061
Trademarks/tradenames	12	-	120	1,696	(637)	—	1,059
Patents and unpatented technology	36	-	84	1,351	(1,043)	—	308
				$64,571	$(39,800)	$(3,663)	$21,108

	July 2, 2017
	Original Amortization Period in Months			Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Net Carrying Value
Amortized intangible assets:
Non-compete agreements	24	-	60	$4,229	$(2,884)	$—	$1,345
Customer relationships	84	-	180	57,295	(28,255)	(3,663)	25,377
Trademarks/tradenames	12	-	120	1,696	(475)	—	1,221
Patents and unpatented technology	36	-	84	1,351	(849)	—	502
				$64,571	$(32,463)	$(3,663)	$28,445
The Company did not incur any significant costs to renew or alter the terms of its intangible assets during fiscal year 2018. Amortization expense for fiscal years 2018, 2017 and 2016 were $7,337, $8,498 and $9,592, respectively. There were no impairments of intangible assets during the fiscal years 2018, 2017 or 2016.
Aggregate amortization expense relative to existing intangible assets for the periods shown is currently estimated to be as follows:

For fiscal years
2019	$6,306
2020	4,775
2021	3,729
2022	2,776
2023	1,875
2024 and thereafter	1,647
Total	$21,108
(9) Debt
The Company had $84,500 and $74,500 borrowed under its credit facility at July 1, 2018 and July 2, 2017, respectively, which is classified as long-term in the Company's Consolidated Balance Sheets.
On September 11, 2014, the Company entered into a revolving line-of-credit facility with a group of banks (the “Credit Facility”). The Company amended the Credit Facility on March 16, 2015, April 13, 2015, June 27, 2016, June 30, 2017 and again on May 3, 2018. As of July 1, 2018, the Company is permitted to borrow up to $120,000 under the Credit Facility. The Credit Facility is secured by substantially all assets of the Company and its subsidiaries and expires on September 11, 2019.
On June 30, 2017, the Company entered into Amendment No. 4 ("Amendment 4") to the Credit Facility. As a result of Amendment 4, the Company reduced the revolving credit facility from $175,000 to $125,000, increased the permitted total funded debt to EBITDA ratio through the fiscal quarter ending March 2018 and provided for further restrictions on business acquisitions.

On May 3, 2018, the Company entered into Amendment No. 5 ("Amendment 5") to the Credit Facility. As a result of Amendment 5, the Company reduced the revolving credit facility from $125,000 to $120,000, increased the permitted total funded debt to EBITDA ratio for the fiscal quarter~~s~~ ending April 1, 2018 and July 1, 2018 and increased the interest rates to either LIBOR, plus 3.50% to 4.50%, or the bank’s base rate, as defined, plus 2.50% to 3.50%.
Costs incurred of $1,238 and $765 related to amendments, which were determined to be modifications, were recorded as deferred financing costs in other long-term assets in fiscal years 2018 and 2017. During fiscal year 2018, $571 of deferred financing costs were written off due to amendments and were reported as interest expense in the statement of operations and as amortization of deferred financing costs in the statement of cash flows.
Outstanding borrowings under the Credit Facility will bear interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six month periods, plus 3.50% to 4.50%, or at the bank’s base rate, as defined, plus 2.50% to 3.50%, based upon the Company’s Total Funded Debt/EBITDA Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the Credit Facility at 0.50%. The Credit Facility includes representations, covenants and events of default that are customary for financing transactions of this nature. The effective interest rate on outstanding borrowings under the Credit Facility was 6.85% at July 1, 2018.
As a condition of the Credit Facility, the Company is subject to certain customary covenants, with which it was in compliance at July 1, 2018.
As of July 1, 2018, the Company had $31,541 available under its $120,000 Credit Facility, reflecting borrowings of $84,500, certain letters of credit outstanding of $3,792 and capital leases of $167. Additionally, the Company had available cash and cash equivalents of $1,160 as of that date. Available borrowings against the Credit Facility are limited by, among other things, an EBITDA (as determined under the agreement) to debt ratio. Over the term of this agreement, the facility has been modified several times to allow for increases in this ratio, as well as other relief, to provide flexibility during the Company’s exploration of a sale transaction. The most recent amendment to the facility provides for an increase to the leverage ratio through September 30, 2018.
The Company entered into capital leases of $148 and $656 in fiscal years 2017 and 2016. The remaining liability at the end of the fiscal year 2018 totaled $167, with $163 reflected as short term.
(10) Other non-current liabilities

	July 1, 2018	July 2, 2017
Capital lease obligations, less current portion	$4	$167
Non-current employee compensation	1,078	—
Non-current income tax payable	138	—
Total other non-current liabilities	$1,220	$167
Non-current employee compensation represents employee retention payments payable in September of 2019 which are cancellable in the event of a sale of the Company. See Note 11, Income Taxes for discussion of non-current income taxes payable.
(11) Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 ("Tax Act") was signed into law. The Tax Act made significant changes to the U.S. tax laws including, but not limited to lowering the federal income tax rate for U.S. Corporations from a maximum of 35% to a fixed 21%, revising certain corporate income tax deductions, implementing a territorial tax system and imposing a repatriation tax on unrepatriated earnings of foreign subsidiaries.
The new tax rate is effective January 1, 2018. For corporations that report on a fiscal basis, the Tax Act required the use of a full-year blended income tax rate based on new and old rates. Based on a federal rate of 35% for the first two quarters of fiscal year 2018 and 21% for the second two quarters of fiscal year 2018, the Company's income tax rate for fiscal year 2018 was 28%, exclusive of any discrete income tax events. During the second quarter of fiscal year 2018, as a result of the Tax Act, the Company recorded income tax expense of $10,100 for a provisional reduction in its net deferred tax assets and $400 for a provisional liability related to the unrepatriated earnings and profits of foreign subsidiaries, recognizing these impacts of the Tax Act as discrete income tax events. In the fourth quarter of fiscal year 2018, the $10,100 provisional reduction in net deferred tax assets and the provisional liability related to the unrepatriated earnings and profits of foreign subsidiaries were revised downward to $9,040 and $157, respectively. The provisional liability related to the unrepatriated earnings and profits of foreign subsidiaries is payable over eight years, and the non-current portion of $138 has been reported in other non-current liabilities in the consolidated balance sheet.
In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain tax effects of the Tax Act and provides a one-year measurement period. The ultimate impact of the Tax Act may differ from the provisional amounts the Company recorded due to additional analysis, changes in interpretations and assumptions the Company has made and additional regulatory guidance that may be issued. The accounting is expected to be completed near the end of the calendar year 2018 as the tax return for fiscal year 2018 is being finalized.
Income (loss) before income taxes by country consists of the following amounts:

	For fiscal years
	2018	2017	2016
United States	$2,178	$2,377	$(56,184)
Vietnam	1,143	1,124	364
Canada	(163)	(257)	321
	$3,158	$3,244	$(55,499)
Income taxes consists of the following components:

	For fiscal years
	2018	2017	2016
Current:
United States	$3,647	$1,050	$544
Vietnam	180	112	130
Canada	—	—	—
State and local	338	135	672
	4,165	1,297	1,346
Deferred:
United States	6,492	60	(16,133)
Vietnam	—	—	(8)
Canada	1,249	(32)	141
State and local	(494)	602	(2,562)
	7,247	630	(18,562)
Total income taxes	$11,412	$1,927	$(17,216)

The consolidated effective income tax rate differs from the statutory U.S. federal tax rate for the following reasons and by the following percentages:

	For fiscal years
	2018	2017	2016
Statutory U.S. federal income tax rate	28.0%	35.0%	35.0%
Significant increases (reductions) resulting from:
Repatriation transition tax	5.0	—	—
Effects of rate change under the Tax Act	286.2	—	—
Changes in valuation allowance	41.4	(8.1)	—
Expiration of capital loss	—	8.1	—
Domestic production activities deduction	(3.3)	(2.9)	0.3
Goodwill impairment	—	—	(8.3)
Foreign tax rate differences	(4.5)	(4.9)	0.2
State and local income taxes, net of federal benefit	(4.4)	14.5	2.7
Research and development tax credit	—	(2.4)	1.4
Income tax examinations and changes in tax reserves	12.4	(2.2)	(0.3)
Provision to return true-up	(0.5)	18.2	—
Other	1.1	4.1	—
Effective income tax rate	361.4%	59.4%	31.0%
Significant components of deferred income tax assets and liabilities are as follows:

	July 1, 2018	July 2, 2017
Deferred tax assets:
Goodwill	$8,526	$15,118
Environmental remediation	952	1,677
Inventories	4,072	3,788
Employment and compensation accruals	1,914	1,287
State tax carryovers	214	212
Canadian tax carryovers	869	898
Pension asset	173	313
Intangible assets	3,630	3,881
Other	2,295	2,539
Deferred tax assets	22,645	29,713
Less valuation allowance	(1,305)	—
Deferred tax assets, net of allowances	21,340	29,713
Deferred tax liabilities:
Property, plant and equipment	(2,823)	(3,091)
Other	(871)	(1,729)
Deferred tax liabilities	(3,694)	(4,820)
Net deferred tax assets	$17,646	$24,893
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

Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of each reporting date, management considers new evidence, both positive and negative, that could impact management's view with regards to future realization of deferred tax assets.
The Company has deferred tax assets of $869 and $214 related to Canadian net operating losses and state net operating losses which will both expire beginning in 2029. After considering all available evidence regarding the likelihood that the Canadian deferred income tax assets will be realized from future taxable income, management determined that it was more likely than not that such deferred income tax assets will not be realized. These Canadian income tax assets, consisting of tax carryovers and other deferred tax assets, totaled $1,305 at July 1, 2018, and a full valuation allowance was recorded against the deferred tax assets as of that date.
The Company's income tax returns are subject to audit by federal, state and local governments. These returns could be subject to material adjustments or differing interpretations of the tax laws. Fiscal years 2013 through 2018 remain open to examination by various tax authorities. The Company is currently undergoing an examination by the Internal Revenue Service, (“IRS”), and the IRS has proposed adjustments disallowing certain deductions claimed by the Company. As of the end of fiscal year 2018, the Company has recorded a reserve for uncertain tax positions in the amount of $442 which is reported in the other accrued expenses in the consolidated balance sheet.
Activity in the reserve for uncertain tax position account was as follows:

	For fiscal years
	2018	2017	2016
Balance at the beginning of period	$52	$74	$—
Increase related to prior year tax positions	390	52	74
Settlements	—	(74)	—
Balance at the end of period	$442	$52	$74
A portion of our operating income is earned outside of the United States. As of our most recent income tax filing for fiscal year 2017, earnings in Vietnam are deemed to be indefinitely reinvested in foreign jurisdictions while earnings in Canada are not deemed to be indefinitely reinvested. We are currently assessing the impact of the Tax Act on the repatriation of funds from foreign subsidiaries. We currently do not intend or foresee a need to repatriate funds from jurisdictions for which we assert indefinite reinvestment. We expect existing domestic cash and cash flows of operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. The Company has recorded no liability related to Canada earnings as that entity has not had positive cumulative earnings and profits.
(12) Employee Retirement Benefit Plans
Defined Benefit Pension Plan
As of July 1, 2018, 257 employees and retirees of the Company were covered by a defined benefit pension plan. Effective April 1, 2009, participation and the accrual of benefits in this pension plan were frozen, at which time all participants became fully vested and all remaining prior service costs were recognized. The components of net periodic pension expense were as follows:

	For fiscal years
	2018	2017	2016
Interest cost	$250	$271	$336
Expected return on plan assets	(384)	(416)	(524)
Amortization of unrecognized net actuarial loss	159	218	153
Net periodic income cost	25	73	(35)
Pro rata recognition of lump-sum settlements	184	240	333
Total periodic pension expense	$209	$313	$298

Lump sum settlements in 2018, 2017 and 2016 were higher than certain statutory thresholds, thereby requiring portions of those settlements to be recognized in expense for those years.
The weighted average assumptions used to determine benefit obligations and net periodic benefit cost were as follows:

	Benefit Obligation			Benefit Cost
	2018	2017	2016	2018	2017	2016
Discount rate	4.12%	3.85%	3.70%	3.85%	3.70%	4.45%
Rate of compensation increase	N/A	N/A	N/A	—	—	—
Expected long-term rate on plan assets	N/A	N/A	N/A	7.00%	7.00%	7.50%
The Company determines its assumption for the discount rate using market information as of the measurement date such as the Citigroup Pension Liability Index, the Moody's Aa Long-term Corporate Bond Index and the Merrill Lynch 15+ High Quality Index. The rates of compensation increase for calculation of the benefit obligation do not apply due to the freezing of the plan as of April 1, 2009. The expected long-term rates of return for plan assets is based on the Company’s expectation of future experience for trust asset returns and future market conditions, reflecting the plan trust’s current and expected future asset allocation.
At July 1, 2018 and July 2, 2017, as a result of the fiscal year 2009 plan curtailment, the accumulated benefit obligation is equal to the projected benefit obligation. The following tables summarize the changes in benefit obligations, plan assets and funded status of the plan:

	July 1, 2018	July 2, 2017
Change in prepaid benefit cost:
Prepaid benefit cost at beginning of fiscal year	$1,100	$1,413
Net periodic benefit cost for fiscal year	(209)	(313)
Prepaid benefit cost at end of fiscal year	$891	$1,100
Change in projected benefit obligation:
Projected benefit obligation at beginning of fiscal year	$6,889	$7,903
Interest cost	250	271
Actuarial experience and changes in assumptions	(70)	(91)
Benefits paid	(363)	(362)
Settlements	(699)	(832)
Projected benefit obligation at end of fiscal year	$6,007	$6,889
Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$6,001	$6,627
Actual return on plan assets	378	568
Benefits paid	(363)	(362)
Settlements	(699)	$(832)
Fair value of plan assets at end of fiscal year	$5,317	$6,001
Amounts recognized in the Consolidated Balance Sheets:
Pension liability — non-current portion	(690)	(888)
Funded status — total balance sheet liability	$(690)	$(888)
Plan participants receive retiree benefits from the plan through regular annuity payments (benefits paid) or through one-time, lump-sum distributions (settlements).
The Company’s policy is to fund the plan based upon legal requirements and tax regulations. For fiscal year 2018 and 2017, no cash contributions were required or made to the plan. Based upon current actuarial calculations and assumptions, no cash contributions are anticipated for fiscal year 2019. Anticipated contributions, if any, are reflected as a current portion of the pension liability.
Pension related amounts recognized in other comprehensive income (loss), excluding tax effects were as follows:

	For fiscal years
	2018	2017	2016
Amortization of unrecognized net actuarial loss	$159	$218	$153
Pro rata recognition of lump-sum settlements	184	240	333
Net actuarial gain (loss)	63	244	(1,040)
Total recognized in other comprehensive income (loss)	$406	$702	$(554)
Net actuarial costs recorded in accumulated other comprehensive loss on the consolidated balance sheets, excluding tax effects, that have not yet been recognized as components of net periodic benefit cost as of July 1, 2018 and July 2, 2017 were $1,581 and $1,987, respectively.
The estimated amount that will be amortized from accumulated other comprehensive loss, pre-tax, into net periodic pension cost in fiscal year 2019 is expected to total approximately $124, consisting of amortization of unrecognized actuarial loss as well as lump sum settlement charges.
Expected benefit payments for the defined benefit pension plan for the next ten fiscal years are as follows:

For fiscal years
2019	602
2020	599
2021	569
2022	542
2023	516
2024 – 2028	2,153
Total	$4,981
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
Below is a summary of pension plan asset allocations by asset category:

	Weighted average allocation for fiscal years
	Target	2018	2017
Equity securities	40%-70%	60%	60%
Fixed income (debt) securities	30%-60%	37%	36%
Cash and cash equivalents	0%-10%	3%	4%
		100%	100%

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

	July 1, 2018	July 2, 2017
Asset Class:
Equity securities:
Directly held corporate stock — Large Cap	$688	$599
Registered investment companies — Large Cap	2,199	2,752
Registered investment companies — Mid-Cap Growth	—	—
Registered investment companies — Small-Cap	98	85
Registered investment companies — International	188	169
Fixed income (debt) securities:
Registered investment companies — Intermediate Bond	1,992	2,181
Cash and cash equivalents	152	215
Total assets measured at fair value	$5,317	$6,001

Defined Contribution Plans
Substantially all of the Company’s U.S. employees are eligible to participate in the Company’s 401(k) defined contribution plan. The plan allows employees to contribute up to 100% of their eligible compensation up to a maximum amount allowed by law and provides that the Company may, at its discretion, make matching contributions, profit sharing contributions or qualified non-elective contributions. During each of the fiscal years 2018, 2017 and 2016, the Company matched 50% of participants’ contributions up to 6% of their eligible compensation.
Under the plan, at the election of the participant, both employee and employer contributions may be invested in any of the available investment options, which include Sparton common stock. As of July 1, 2018, approximately 74,289 shares of Sparton common stock were held in the 401(k) plan. Amounts expensed related to the Company’s matching contributions and administrative expenses for the plan were $1,409, $1,429 and $1,475 for fiscal years 2018, 2017 and 2016, respectively.
(13) Commitments and Contingencies
Operating Leases — The Company is obligated under operating lease agreements for certain manufacturing and administrative facilities and a portion of its production machinery and data processing equipment. Such leases, some of which are non-cancelable and in many cases include purchase or renewal options, expire at various dates and typically provide for monthly payments over a fixed term in equal amounts. Some of these leases provide for escalating minimum monthly base rental payments. Generally, the Company is responsible for maintenance, insurance and property taxes relating to these leased assets. At July 1, 2018, the future minimum annual lease payments under these agreements are as follows:

For fiscal years
2019	$2,759
2020	2,670
2021	2,001
2022	1,682
2023	1,058
Thereafter	2,131
Total	$12,301
Rent expense was $3,159, $2,645 and $3,573 for fiscal years 2018, 2017 and 2016, respectively. Included in rent expense for fiscal years 2018, 2017 and 2016 was $271, $275 and $250, respectively, of contingent rent expense primarily relating to the Company’s corporate headquarters in Schaumburg, Illinois and its Frederick, Colorado facility. During fiscal year 2016, the Company entered into a sublease agreement related to its Irvine, CA design center, which ended in May of 2018.
Environmental Remediation — Sparton has been involved with ongoing environmental remediation since the early 1980’s related to one of its former manufacturing facilities, located in Albuquerque, New Mexico (“Coors Road”). Although the

Company entered into a long-term lease of the Coors Road property that was accounted for as a sale of property during fiscal year 2010, it remains responsible for the remediation obligations related to its past operation of this facility. During the fourth quarter of each fiscal year, Sparton performs a review of its remediation plan, which includes remediation methods currently in use, desired outcomes, progress to date, anticipated progress and estimated costs to complete the remediation plan by fiscal year 2030, following the terms of a March 2000 Consent Decree with the United States Environmental Agency ("EPA"). The Company’s minimum cost estimate is based upon existing technology and excludes certain legal costs, which are expensed as incurred. The Company’s estimate includes equipment and operating and maintenance costs for onsite and offsite pump and treatment containment systems, as well as continued onsite and offsite monitoring. It also includes periodic reporting requirements. The reviews performed in the fourth quarters of fiscal years 2018, 2017 and 2016 did not result in material changes to the related liability. As of July 1, 2018 and July 2, 2017, Sparton has accrued $5,508 and $6,036, respectively, as its estimate of the remaining minimum future undiscounted financial liability with respect to this matter, of which $642 and $568, respectively, are classified as a current liability and included on the balance sheet in other accrued expenses.
As of the end of each fiscal year, the Company is required to certify compliance with EPA financial assurance requirements. If the Company is not in compliance, funds for the remediation must be set aside. The Company does not expect to be in compliance as of the end of fiscal year 2018 as a result of $9,197 of income tax expense related to tax law changes from the Tax Cuts and Jobs Act of 2017 recorded in fiscal year 2018. The Company was in compliance with these requirements as of the end of fiscal year 2017. However, the Company was not in compliance with these requirements as of the end of fiscal year 2016 as a result of the goodwill write-off of $64,174 in fiscal year 2016. In order to meet the EPA’s financial assurance requirements related to the Coors Road environmental remediation liability as of the end of fiscal year 2016, the Company established the Sparton Corporation Standby Financial Assurance Trust on October 3, 2016, which was funded by a standby letter of credit in the amount of $3,114. As the Company was again in compliance with these requirements, as of the end of fiscal year 2017, the Company dissolved the trust and canceled the letter of credit. In order to address the non-compliance as of the end of fiscal year 2018, the Company expects to establish a new trust which will be funded with cash, or a new standby letter of credit, in the amount of approximately $2.5 million during fiscal year 2019.
In fiscal year 2003, Sparton reached an agreement with the United States Department of Energy (“DOE”) and others to recover certain remediation costs. Under the settlement terms, Sparton received cash and obtained some degree of risk protection as the DOE agreed to reimburse Sparton for 37.5% of certain future environmental expenses in excess of $8,400 incurred from the date of settlement, of which $7,643 has been expended as of July 1, 2018 toward the $8,400 threshold. It is expected that the DOE reimbursements will commence in the years after fiscal year 2019. At July 1, 2018 and at July 2, 2017, the Company recognized $1,606 in long-term assets in relation to these expected reimbursements which are considered collectible and are included in other non-current assets on the balance sheet. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability. Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that cash flows and results of operations could be materially affected by the impact of changes associated with the ultimate resolution of this contingency. At July 1, 2018, the Company estimates that it is reasonably possible, but not probable, that future environmental remediation costs associated with the Company’s past operations at the Coors Road property, in excess of amounts already recorded, could be up to $2,305 before income taxes over the next twelve years, with this amount expected to be offset by related reimbursement from the DOE, for a net amount of $1,441.
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
The Company and the members of our board of directors were named as defendants in four federal securities class actions purportedly brought on behalf of all holders of the Company’s common stock challenging the now terminated proposed Merger with Ultra. The lawsuits generally sought, among other things, to enjoin the defendants from proceeding with the shareholder vote on the Merger Agreement at the special meeting or consummating the Merger unless and until the Company disclosed the allegedly omitted information. The complaints also sought damages allegedly suffered by the plaintiffs as a result of the asserted omissions, as well as related attorneys’ fees and expenses. After discussions with counsel for the plaintiffs, the Company included certain additional disclosures in the proxy statement soliciting shareholder approval of the Merger Agreement. The Company believes the demands and complaints were without merit, there were substantial legal and factual defenses to the claims asserted, and the proxy statement disclosed all material information prior to the inclusion of the additional disclosures. The Company made the additional disclosures, however, to avoid the expense and burden of litigation. On September 1, 2017, the court dismissed the lawsuits with prejudice with respect to lead plaintiffs in the lawsuits and without prejudice as to all other shareholders. During the second quarter of fiscal year 2018, the Company and plaintiffs agreed to settle the claim for $200.
The members of our board of directors were named as defendants in another class action suit filed in the United States District Court for the Northern District of Ohio on October 24, 2017, purportedly brought on behalf of all holders of the Company's common stock. This lawsuit sought damages allegedly suffered by plaintiffs as a result of violations by the members of the board of directors of their fiduciary duties. As a result of the termination of the Merger Agreement, on March 16, 2018, the parties to the lawsuit stipulated to a dismissal of the lawsuit without prejudice.
The Company is a party to a dispute regarding a health claim by a former employee and her children from one of the Company’s former businesses. The plaintiffs sought monetary damages related to their medical care and treatment, pain and suffering and lost earnings. The lawsuit was filed in the First Judicial District Court for the County of Santa Fe in August 2016. In August of 2018, a $5.5 million final settlement was reached between the plaintiffs, the Company and the Company's insurance company, whereby the Company will pay, in October of 2018, $500 in settlement costs in excess of its $5.0 million insurance coverage and $500 in insurance deductibles. The Company also recorded $594 of legal fees related to this dispute.
The Company was the plaintiff in a lawsuit against the previous primary owner and other shareholders of Hunter Technology Corporation ("Hunter"), a business acquired by the Company, for breaches of the acquisition agreement and fraud. The Court ruled against the Company, and the Company was required to reimburse the defendants' legal fees in the amount of $448. Additionally, the Company also incurred $115 of legal fees related to the matter. The settlement and related legal fees were expensed during the year. The Company is also involved in a dispute between a predecessor company of Hunter and the California State Board of Equalization ("SBOE") regarding unpaid taxes for which the Company is liable. This dispute is currently in negotiations with SBOE and the Company has accrued a $500 liability as an estimated settlement of the liability.
The Company is involved in a matter with Goodrich Corporation (“Goodrich”), in which Goodrich has alleged the Company owes indemnification to Goodrich under an agreement as a result of damages suffered by Goodrich in a lawsuit that Goodrich settled. The Company has disputed the indemnification claim and Goodrich has requested the parties mediate the dispute or move to trial. This dispute is covered by insurance, subject to normal reservation of rights by the insurance company, and the Company believes that a settlement, if any, would likely be within the Company’s coverage.
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
(14) Stock-Based Compensation
The Company has a long-term incentive plan. The Sparton Corporation 2010 Long-Term Incentive Plan (the “2010 Plan”) was approved by the Company’s shareholders on October 28, 2009. Under the 2010 Plan, the Company may grant to employees, officers and directors of the Company or its subsidiaries incentive and non-qualified stock options, stock appreciation rights, restricted stock or restricted stock units, performance awards and other stock-based awards, including grants of shares. Restricted stock awards granted to date to employees under the 2010 Plan vest annually over four years, subject to achievement of certain financial performance metrics in addition to the service requirements. Unrestricted stock awards granted to date under the 2010 Plan represent annual stock grants to directors as a component of their overall compensation. The 2010 Plan has a term of ten years. The total number of shares that may be awarded under the 2010 Plan is 1,000,000 shares of common stock, of which amount, 531,229 shares remain available for awards as of July 1, 2018.

The following table shows stock-based compensation expense (credit) by type of share-based award included in the consolidated statements of operations:

	For fiscal years
	2018	2017	2016
Fair value expense of stock option awards	$30	$154	$286
Restricted stock units	(315)	1,422	273
Restricted stock and unrestricted stock	—	(113)	(270)
Total stock-based compensation	$(285)	$1,463	$289
Compensation associated with restricted stock and restricted stock units reflects benefits from the reversal of previously recorded expense associated with certain stock-based compensation awards in fiscal years 2018, 2017 and 2016 as a result of the separation of certain executives from the Company.
The following table shows the total remaining unrecognized compensation cost related to restricted stock grants, restricted stock units grants and the fair value expense of stock option awards, as well as the weighted average remaining required service period over which such costs will be recognized as of July 1, 2018:

	Total Remaining Unrecognized Compensation Cost	Weighted Average Remaining Required Service Period (in years)
Fair value expense of stock option awards	$33	0.1
Restricted stock units	306	1.3
All awards	$339	1.4
Stock Options
No stock options were granted in fiscal years 2018 or 2017. The following is a summary of activity for fiscal years 2018 and 2017 related to stock options granted under the Company’s 2010 plan:

	Number of Options	Weighted-Average Exercise Price
Options outstanding as of July 3, 2016	115,415	$24.11
Forfeited	(15,393)	25.05
Options outstanding as of July 2, 2017	100,022	24.29
Forfeited	(21,773)	24.60
Options outstanding as of July 1, 2018	78,249	24.21
The stock options outstanding at July 1, 2018 have exercise prices ranging from $22.09 to $26.86, a weighted average exercise price of $24.21 and a weighted average remaining contractual life of 6.90 years. Of the outstanding stock options, 47,625 of these options were exercisable at a weighted average exercise price of $24.52 and a weighted average remaining contractual life of 6.83 years.
Restricted Stock Units
The following is a summary of activity for fiscal years 2018 and 2017 related to restricted stock units granted under the Company’s 2010 plan:

	Shares	Weighted Average Fair Value
Restricted stock units at July 3, 2016	79,274	$24.25
Granted	79,889	23.63
Forfeited	(6,029)	24.10
Vested	(25,000)	21.72
Restricted stock units at July 2, 2017	128,134	24.36
Forfeited	(32,448)	24.46
Restricted stock units at July 1, 2018	95,686	24.33

Restricted Stock
The following is a summary of activity for fiscal years 2018 and 2017 related to restricted stock granted under the Company’s 2010 plan:

	Shares	Weighted Average Fair Value
Restricted shares at July 3, 2016	52,651	$16.72
Forfeited	(26,739)	11.48
Restricted shares at July 2, 2017	25,912	22.14
Forfeited	(25,912)	22.14
Restricted shares at July 1, 2018	—	$—
(15) Earnings (loss) Per Share Data
Earnings (loss) per share calculations, including weighted average number of shares of common stock outstanding used in calculating basic and diluted (loss) income per share are as follows:

	For fiscal years
	2018	2017	2016
Net income (loss)	$(8,254)	$1,317	$(38,283)
Less net income (loss) allocated to contingently issuable participating securities	—	(4)	—
Net income (loss) available to common shareholders	$(8,254)	$1,313	$(38,283)
Weighted average shares outstanding – Basic	9,834,723	9,812,248	9,786,315
Dilutive effect of stock options	—	25	—
Weighted average shares outstanding – Diluted	9,834,723	9,812,273	9,786,315
Net income (loss) available to common shareholders per share:
Basic	$(0.84)	$0.13	$(3.91)
Diluted	$(0.84)	$0.13	$(3.91)
For fiscal year 2017, net income available to common shareholders was reduced by allocated earnings associated with average unvested restricted shares of 30,083. No adjustment for net loss available to common shareholders was required for fiscal year 2018 and 2016 as 5,481 and 87,574, of average unvested restricted shares, respectively, did not participate in the net loss for the year.
There were 92,260, 101,814 and 136,301 potential shares of common stock issuable upon exercise of stock options excluded from diluted income or loss per share computations for fiscal years 2018, 2017 and 2016 respectively, as they were anti-dilutive. For fiscal years 2018 and 2016, they were anti-dilutive due to the net loss. For fiscal year 2017, they were anti-dilutive due to option exercise prices in excess of the average share prices.
(16) Restructuring Activities
During the second quarter of fiscal year 2016, the Company announced the closing of its Lawrenceville, GA manufacturing operations and the consolidation of the Irvine, CA design center into the Irvine, CA manufacturing operations to optimize the Company’s manufacturing and design facility footprint and realize synergies from the Company’s acquisitions. The Company recorded restructuring expense of $2,206 in fiscal year 2016 and made net payments of $31, $90 and $2,085 in fiscal year 2018, 2017 and 2016, respectively. These restructuring activities were substantially complete as of the end of fiscal year 2016. The related leases and subleases were expired as of the end of fiscal year 2018.
(17) Business Segments
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

Operating results and certain other financial information about the Company’s two reportable segments were as follows:

	Fiscal year 2018
	Manufacturing & Design Services	Engineered Components & Products	Unallocated	Eliminations	Total
Net sales	$235,985	$151,144	$—	$(12,139)	$374,990
Gross profit	27,178	52,220	—	—	79,398
Selling and administrative expenses (incl. depreciation)	22,808	16,061	19,268	—	58,137
Internal research and development expenses	—	2,745	—	—	2,745
Depreciation and amortization	8,793	2,103	2,296	—	13,192
Operating income (loss)	(2,103)	32,102	(20,468)	—	9,531
Capital expenditures	2,803	690	743	—	4,236
Total assets at July 1, 2018	$147,860	$71,558	$12,584	$—	$232,002
	Fiscal year 2017
	Manufacturing & Design Services	Engineered Components & Products	Unallocated	Eliminations	Total
Net sales	$260,514	$147,259	$—	$(10,211)	$397,562
Gross profit	31,441	40,458	—	—	71,899
Selling and administrative expenses (incl. depreciation)	23,123	15,708	15,279	—	54,110
Internal research and development expenses	—	1,670	—	—	1,670
Depreciation and amortization	10,300	2,312	1,780	—	14,392
Operating income (loss)	1,307	21,593	(15,279)	—	7,621
Capital expenditures	2,118	1,203	3,575	—	6,896
Total assets at July 2, 2017	$142,513	$64,694	$9,936	$—	217,143
	Fiscal year 2016
	Manufacturing & Design Services	Engineered Components & Products	Unallocated	Eliminations	Total
Net sales	$282,076	$154,559	$—	$(17,273)	$419,362
Gross profit	34,788	45,360	—	—	80,148
Selling and administrative expenses (incl. depreciation)	23,813	15,482	15,856	—	55,151
Internal research and development expenses	—	2,344	—	—	2,344
Restructuring charges	2,206	—	—	—	2,206
Impairment of goodwill	64,174	—	—	—	64,174
Depreciation and amortization	11,826	2,573	1,276	—	15,675
Operating income	(61,813)	25,880	(15,856)	—	(51,789)
Capital expenditures	2,182	1,244	2,672	—	6,098

(18) Business, Geographic and Sales Concentration
The only individual customers in excess of 10% of total net sales is the United States Navy. Sales to the United States Navy, including those made through the Company’s ERAPSCO joint venture, are included in the results of the Company’s ECP segment and represented 25%, 23% and 22% of the Company's total net sales for fiscal years 2018, 2017 and 2016, respectively.
Net sales were made to customers located in the following countries:

	For fiscal years
	2018	2017	2016
United States	$328,495	$325,370	$369,127
Other foreign countries	46,495	72,192	50,235
Consolidated total	$374,990	$397,562	$419,362

No other single country or currency zone accounted for 10% or more of export sales in the fiscal years 2018, 2017, or 2016.
ASW devices and related engineering contract services to the U.S. government and foreign countries contributed $121,249, (32%), $114,354, (29%) and $119,291, (28%), respectively, to total net sales for fiscal years 2018, 2017 and 2016.
The Company’s investment in property, plant and equipment, which are located in the United States, Canada and Vietnam, are summarized, net of accumulated depreciation, as follows:

	July 1, 2018	July 2, 2017
United States	$28,829	$29,952
Canada	20	27
Vietnam	3,941	4,476
Consolidated total	$32,790	$34,455
(19) Quarterly Results of Operations (Unaudited):

	Quarter
	1st	2nd	3rd	4th
	Restated	Restated	Restated
Fiscal year 2018
Net sales	$82,763	$97,819	$93,938	$100,470
Gross profit	15,924	21,749	19,727	21,998
Net income (loss)	(1,984)	(8,084)	2,092	(278)
Income (loss) per share - Basic	(0.20)	(0.82)	0.21	(0.03)
Income (loss) per share - Diluted	(0.20)	(0.82)	0.21	(0.03)

	Quarter
Fiscal year 2017	1st	2nd	3rd	4th
Net sales	$100,367	$97,399	95,410	104,386
Gross profit	$17,285	$15,898	$16,915	$21,801
Net income (loss)	108	(907)	429	1,687
Income (loss) per share - Basic	0.01	(0.09)	0.04	0.17
Income (loss) per share - Diluted	0.01	(0.09)	0.04	0.17
See Note 3, Correction of Errors in Previously Reported Fiscal 2018 Interim Financial Statements for details regarding the restatement of previously reported results for the quarters ended October 1, 2017, December 31, 2017 and April 1, 2018, shown here as the 1st, 2nd and 3rd quarters of fiscal year 2018, respectively.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Fiscal Years	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Write-Offs/ Dispositions	Balance at End of Period
2018
Allowance for losses on accounts receivable	$429	$(13)	$(247)	$169
2017
Allowance for losses on accounts receivable	$407	$206	$(184)	$429
2016
Allowance for losses on accounts receivable	$173	$583	$(349)	$407

INDEX TO EXHIBITS

Exhibit Number	Description
2.1
Agreement and Plan of Merger dated July 7, 2017 between the Company, Ultra Electronics Holdings plc and Ultra Electronics Aneira, Inc., incorporated by reference from Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on July 11, 2017.

2.2
Merger termination agreement dated March 4, 2018 between the Company, Ultra Electronics Holdings, plc and Ultra Electronics Aneira, incorporated by reference from Exhibit 10.1 to the Registrant'sForm 8-K filed with the SEC on March 5, 2018.

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

10.4
Amendment No. 3 dated June 26, 2017 to the Amended and Restated Credit and Guaranty Agreement dated September 11, 2014, entered into between BMO Harris Bank N.A. and the Borrowers, incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on June 29, 2016.

10.5
Amendment No. 4 dated June 30, 2017 to the Amended and Restated Credit and Guaranty Agreement dated September 11, 2014, entered into between BMO Harris Bank N.A. and the Borrowers, incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on July 3, 2017.

10.6
Amendment No. 5 dated May 3, 2018 to the Amended and Restated Credit and Guaranty Agreement dated September 11, 2014, entered into between BMO Harris Bank N.A. and the Borrowers, incorporated by reference from Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on May 7, 2018.

10.7†	Sparton Short-Term Incentive Plan, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2009.

10.8†	First Amendment to Sparton Short-Term Incentive Plan, incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on May 4, 2016.

10.9†	2010 Long-Term Stock Option Incentive Plan, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2009.

10.10†
Amendment to the Sparton Corporation 2010 Long-Term Incentive Plan dated June 24, 2010, incorporated by reference from Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed with the SEC on September 7, 2011.

10.11†
Second Amendment to the Sparton Corporation 2010 Long-Term Incentive Plan dated June 24, 2010, incorporated by reference from Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the SEC on September 9, 2014.

Exhibit Number	Description
10.12†
Form of Grant of Restricted Stock under Sparton Corporation’s Long-Term Incentive Plan, incorporated by reference from Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed with the SEC on September 5, 2012.

10.13†
Executive Employment Agreement dated September 23, 2015 between the Company and Gordon Madlock, incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2015.

10.14†
Executive Employment Agreement dated September 23, 2015 between the Company and Steven Korwin, incorporated by reference from Exhibit 10.1 to the Registrant’s Report on Form 8-K filed with the SEC on September 24, 2015.

10.15†
Executive Employment Agreement effective as of September 8, 2015 between the
Company and Joseph G. McCormack, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2015.

10.16†	Employment Agreement dated February 5, 2016 between the Company and Joseph J. Hartnett, incorporated by reference from Exhibit 10.5 to the Registrant’s Form 8-K filed with the SEC on February 8, 2016.

10.17†	Separation Agreement dated February 5, 2016 between the Registrant and Cary B. Wood, incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on February 8, 2016.

10.18
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

10.22†
Form of Nonqualified Stock Option Agreement under Sparton Corporation’s Long-Term Incentive Plan, incorporated by reference from Exhibit 10.3 to the Registrant’s Form 10-Q filed with the SEC on November 4, 2014.

10.23†
Form of Grant of Restricted Stock Unit under Sparton Corporation’s Long Term Incentive Plan, incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-Q filed with the SEC on November 4, 2014.

10.24†
Form of Director and Officer Indemnification Agreement entered into as of May 1, 2014 with each of the Company’s directors and executive officers, incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on February 3, 2014.

10.25†
Adoption Agreement to Deferred Compensation Plan dated as of January 29, 2014, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 4, 2014.

10.26†	First Amendment to the Sparton Corporation Deferred Compensation Plan, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 3, 2014.
10.27†	Second Amendment to the Sparton Corporation Deferred Compensation Plan, incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 3, 2014.
10.28†	Form of Retention Bonus Agreement, incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on July 19, 2016.

Exhibit Number	Description
10.29†	Executive Employment Agreement dated as of September 23, 2015 between the Company and Joseph Schneider.

10.30*1	Subcontract with an effective date of October 26, 2017 between Sparton DeLeon Springs, LLC and ERAPSCO.

10.31*1	Modification of Subcontract with an effective date of December 20, 2017 between Sparton DeLeon Springs, LLC and ERAPSCO.

10.32*1	Modification of Subcontract with an effective date of March 15, 2018 between Sparton DeLeon Springs, LLC and ERAPSCO.

10.33*1	Modification of Subcontract with an effective date of April 11, 2018 between Sparton DeLeon Springs, LLC and ERAPSCO.

21.1*	Subsidiaries of Sparton Corporation.

23.1*	Consent of BDO USA, LLP.

31.1*	Interim Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Interim Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

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