Form 10-Q/A
period 2017-10-01
SPARTON CORP
filed 2018-10-10
CIK 92679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE
We are filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) for the quarterly period ended October 1, 2017, which was filed with the United States Securities and Exchange Commission (“SEC”) on November 9, 2017 (the “Original Filing”), to reflect restatements of the Unaudited Consolidated Balance Sheet at October 1, 2017, and the Unaudited Consolidated Statement of Operations, Unaudited Consolidated Statement of Comprehensive Income (Loss) and Unaudited Consolidated Statement of Cash Flows for the three months ended October 1, 2017, and the related notes thereto. On September 13, 2018, the Company filed on Form 8-K with the SEC Item 4.02 Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review.
In connection with our year-end financial statement close process and related preparation of our 2018 Form 10-K, misstatements were identified in our previously filed unaudited interim financial statements which required restatement. The restatement arose as a result of the implementation of a new enterprise resource planning system (“ERP system”) at our DeLeon Springs, FL location at the beginning of fiscal 2018. The new ERP system was implemented, in large part, to address the needs of the U.S. Navy, the Defense Contract Management Agency (“DCMA”) and the Defense Contract Audit Agency (“DCAA”) in our reporting and management of our government contracts. To meet these needs, the ERP system capitalized certain allowable general and administrative expenses to inventory in accordance with Defense Federal Acquisition Regulations (“DFARs”). In order to properly account for these expenses under generally accepted accounting principles, the Company, during its monthly financial close process, reversed these capitalized expenses as an adjustment in its consolidation and financial reporting tool. As this reversal entry was reflected in the consolidation and financial reporting tool and not in the ERP system, the Company did not properly account for cost of goods sold as inventory was shipped, resulting in an understatement of inventory of $1,336 at October 1, 2017 and an overstatement of cost of goods sold of $1,336 for the three months ended October 1, 2017. To correct this misstatement as reflected in this Form 10-Q/A, the Company recognized additional net income of $868 for the three months ended October 1, 2017. As a result, net loss decreased from $(2,852) to $(1,984) and net loss per share from $(0.29) to $(0.20). The correction only impacted the Company’s Engineered Components & Products reportable business segment.
The information in this Form 10-Q/A not only revises the unaudited consolidated financial statements that were contained in the Original Filing, but also amends other information contained in the Original Filing affected by the correction described above. Therefore, this Form 10-Q/A should be read together with the originally-filed Form 10-Q. Additionally, except as discussed, this Form 10-Q/A does not reflect events occurring after the date of the Original Filing and should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing, as those filings may have been superseded or amended.
The following items in the originally-filed Form 10-Q for the three months ended October 1, 2017 have been revised:
Part I - Item 1 - Consolidated Financial Statements
Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part I - Item 4 - Controls and Procedures
Part II - Item 6 - Exhibits
Pursuant to the rules of the SEC, Part II - Item 6 of the Original Filing has been amended to include the currently-dated certifications from our interim chief executive officer and chief financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. These certifications are included in this Form 10-Q/A as Exhibits 31.1, 31.2, and 32.1.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	October 1, 2017	July 2, 2017
Assets	(Unaudited - As Restated)
Current Assets:
Cash and cash equivalents	$319	$988
Accounts receivable, net of allowance for doubtful accounts of $417 and $429, respectively	53,933	45,347
Inventories and cost of contracts in progress, net	69,982	60,248
Prepaid expenses and other current assets	4,443	3,851
Total current assets	128,677	110,434
Property, plant and equipment, net	33,374	34,455
Goodwill	12,663	12,663
Other intangible assets, net	26,522	28,445
Deferred income taxes	24,874	24,893
Other non-current assets	5,670	6,253
Total assets	$231,780	$217,143
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$30,278	$27,672
Accrued salaries	7,699	11,453
Accrued health benefits	1,103	1,150
Performance based payments on customer contracts	—	1,749
Current portion of capital lease obligations	269	269
Other accrued expenses	8,428	11,959
Total current liabilities	47,777	54,252
Credit facility	97,600	74,500
Capital lease obligations, less current portion	100	167
Environmental remediation	5,322	5,468
Pension liability	851	888
Total liabilities	151,650	135,275
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, no par value; 200,000 shares authorized, none issued	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 9,834,723 and 9,860,635 shares issued and outstanding, respectively	12,293	12,326
Capital in excess of par value	18,095	17,851
Retained earnings	50,983	52,967
Accumulated other comprehensive loss	(1,241)	(1,276)
Total shareholders’ equity	80,130	81,868
Total liabilities and shareholders’ equity	$231,780	$217,143

See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except per share data)

	For the First Quarter of Fiscal Years
	2018	2017
	(As Restated)
Net sales	$82,763	$100,367
Cost of goods sold	66,839	83,082
Gross profit	15,924	17,285
Operating Expense:
Selling and administrative expenses	15,205	13,383
Internal research and development expenses	572	351
Amortization of intangible assets	1,923	2,219
Total operating expense	17,700	15,953
Operating income (loss)	(1,776)	1,332
Other income (expense)
Interest expense, net	(1,266)	(1,185)
Other, net	(10)	20
Total other expense, net	(1,276)	(1,165)
Income (loss) before income taxes	(3,052)	167
Income taxes	(1,068)	59
Net income (loss)	$(1,984)	$108
Income (loss) per share of common stock:
Basic	$(0.20)	$0.01
Diluted	$(0.20)	$0.01
Weighted average shares of common stock outstanding:
Basic	9,856,649	9,792,818
Diluted	9,856,649	9,792,818

See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(Dollars in thousands)

	For the First Quarter of Fiscal Years
	2018	2017
	(As Restated)
Net income (loss)	$(1,984)	$108
Other comprehensive income, net:
Pension amortization of unrecognized net actuarial loss, net of tax	35	35
Other comprehensive income, net	35	35
Comprehensive income (loss)	$(1,949)	$143

See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	For the First Quarter of Fiscal Years
	2018	2017
	(As Restated)
Cash Flows from Operating Activities:
Net income (loss)	$(1,984)	$108
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,536	1,500
Amortization of intangible assets	1,923	2,219
Deferred income taxes	19	19
Stock-based compensation expense	211	309
Amortization of deferred financing costs	212	124
Changes in operating assets and liabilities:
Accounts receivable	(8,586)	(1,447)
Inventories and cost of contracts in progress	(9,734)	10,100
Prepaid expenses and other assets	(204)	202
Performance based payments on customer contracts	(1,749)	280
Accounts payable and accrued expenses	(4,873)	(10,202)
Net cash provided by (used in) operating activities	(23,229)	3,212
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(455)	(1,119)
Net cash used in investing activity	(455)	(1,119)
Cash Flows from Financing Activities:
Borrowings under credit facility	71,700	28,404
Repayments under credit facility	(48,600)	(29,835)
Payments under capital lease agreements	(68)	(61)
Payment of debt financing costs	(17)	(15)
Net cash provided by (used in) financing activities	23,015	(1,507)
Net increase (decrease) in cash and cash equivalents	(669)	586
Cash and cash equivalents at beginning of period	988	132
Cash and cash equivalents at end of period	$319	$718
Supplemental disclosure of cash flow information:
Cash paid for interest	$950	$1,072
Cash paid for income taxes	509	—
Supplemental disclosure of non-cash investing activities:
Machinery and equipment financed under capital leases	—	148
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
Restatement
In connection with our year-end financial statement close process and related preparation of our 2018 Form 10-K, misstatements were identified in our previously filed unaudited interim financial statements which required restatement. The restatement arose as a result of the implementation of a new enterprise resource planning system (“ERP system”) at our DeLeon Springs, FL location at the beginning of fiscal 2018. The new ERP system was implemented, in large part, to address the needs of the U.S. Navy, the DCMA and the DCAA in our reporting and management of our government contracts. To meet these needs, the ERP system capitalized certain allowable general and administrative expenses to inventory in accordance with DFAR. In order to properly account for these expenses under generally accepted accounting principles, the Company, during its monthly financial close process, reversed these capitalized expenses as an adjustment in its consolidation and financial reporting tool. As this reversal entry was reflected in the consolidation and financial reporting tool and not in the ERP system, the Company did not properly account for cost of goods sold as inventory was shipped, resulting in an understatement of inventory of $1,336 at October 1, 2017 and an overstatement of cost of goods sold by $1,336 for the three months ended October 1, 2017. To correct this misstatement, as reflected in this 10-Q/A, the Company recognized additional net income of $868 for the three months ended October 1, 2017. As a result, the net loss decreased from $(2,852) to $(1,984) and net loss per share decreased from $(0.29) to $(0.20) for the three months ended October 1, 2017. This restatement had no effect on net cash flows from operating, investing, or financing activities and only impacted the Company’s Engineered Components & Products reportable business segment.
(2) Inventories and Cost of Contracts in Progress, net
The following are the major classifications of inventory, net of interim billings:

	October 1, 2017	July 2, 2017
	(As Restated)
Raw materials	$36,123	$31,353
Work in process	19,520	19,098
Finished goods	23,855	18,338
Total inventory and cost of contracts in progress, gross	79,498	68,789
Inventory to which the U.S. government has title due to interim billings	(9,516)	(8,541)
Total inventory and cost of contracts in progress, net	$69,982	$60,248
(3) Property, Plant and Equipment, net
Property, plant and equipment, net consists of the following:

	October 1, 2017	July 2, 2017
Land and land improvements	$1,439	$1,439
Buildings and building improvements	28,121	28,121
Machinery and equipment	50,246	46,502
Construction in progress	1,174	4,463
Total property, plant and equipment	80,980	80,525
Less accumulated depreciation	(47,606)	(46,070)
Total property, plant and equipment, net	$33,374	$34,455
(4) Other Intangible Assets
The components of other intangible assets, net consist of the following:

	Net Carrying Value at July 2, 2017	Additions	Amortization	Net Carrying Value at October 1, 2017
Non-compete agreements	$1,345	$—	$(168)	$1,177
Customer relationships	25,377	—	(1,661)	23,716
Trademarks/Tradenames	1,221	—	(41)	1,180
Unpatented technology and patents	502	—	(53)	449
	$28,445	$—	$(1,923)	$26,522
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

(10) Earnings Per Share Data
The following table sets forth the computation of basic and diluted net income (loss) per share:

	For the First Quarter of Fiscal Years
	2018	2017
	(As Restated)
Numerator:
Net income (loss)	$(1,984)	$108
Less net income allocated to contingently issuable participating securities	—	—
Net income (loss) available to common shareholders	$(1,984)	$108

Weighted average shares outstanding – Basic	9,856,649	9,792,818
Dilutive effect of stock options	—	—
Weighted average shares outstanding – Diluted	9,856,649	9,792,818

Net income (loss) available to common shareholders per share:
Basic	$(0.20)	$0.01
Diluted	$(0.20)	$0.01
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
Operating results and certain other financial information about the Company’s two reportable segments for the first quarter of fiscal years 2018 and 2017 were as follows:

	For the First Quarter of Fiscal Year 2018
	MDS	ECP	Unallocated	Eliminations	Total
		(As Restated)			(As Restated)
Net sales	$55,308	$30,399	$—	$(2,944)	$82,763
Gross profit	5,993	9,931	—	—	15,924
Selling and administrative expenses (incl. depreciation)	5,900	3,580	5,725	—	15,205
Internal research and development expenses	—	572	—	—	572
Depreciation and amortization	2,327	561	571	—	3,459
Operating income (loss)	(1,485)	5,434	(5,725)	—	(1,776)
Capital expenditures	105	187	163	—	455
Total assets at October 1, 2017	$144,618	$76,677	$10,485	$—	$231,780

	For the First Quarter of Fiscal Year 2017
	MDS	ECP	Unallocated	Eliminations	Total
Net sales	$65,002	$37,592	$—	$(2,227)	$100,367
Gross profit	7,294	9,991	—	—	17,285
Selling and administrative expenses (incl. depreciation)	5,976	3,824	3,583	—	13,383
Internal research and development expenses	—	351	—	—	351
Depreciation and amortization	2,676	606	437	—	3,719
Operating income (loss)	(514)	5,429	(3,583)	—	1,332
Capital expenditures	206	335	578	—	1,119
Total assets at July 2, 2017	$142,513	$64,694	$9,936	$—	$217,143

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
For the First Quarter of Fiscal Year 2018 compared to the First Quarter of Fiscal Year 2017
The following table presents selected consolidated statements of operations data (dollars in thousands):
CONSOLIDATED

	For the First Quarter of Fiscal Years
	2018	% of Sales	2017	% of Sales
	(As Restated)	(As Restated)
Net sales	$82,763	100.0%	$100,367	100.0%
Cost of goods sold	66,839	80.8	83,082	82.8
Gross profit	15,924	19.2	17,285	17.2
Selling and administrative expenses	15,205	18.4	13,383	13.3
Internal research and development expenses	572	0.7	351	0.3
Amortization of intangible assets	1,923	2.3	2,219	2.2
Operating income (loss)	(1,776)	(2.2)	1,332	1.4
Other expense, net	(1,276)	(1.5)	(1,165)	(1.2)
Income (loss) before income taxes	(3,052)	(3.7)	167	0.2
Income taxes	(1,068)	(1.3)	59	0.1
Net income (loss)	$(1,984)	(2.4)%	$108	0.1%
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
Due to the factors described above, the Company reported net loss of $2.0 million, or $0.20 loss per share, basic and diluted, for the first quarter of fiscal year 2018, compared to net income of $0.1 million, or $0.01 earnings per share, basic and diluted, for the first quarter of fiscal year 2017.
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

ECP
The following table presents selected segment data (dollars in thousands):

	For the First Quarter of Fiscal Years
	2018	% of Sales	2017	% of Sales	$ Chg
	(As Restated)	(As Restated)			(As Restated)
Gross sales	$30,399	100.0%	$37,592	100.0%	$(7,193)
Intercompany sales	(7)	—	(27)	(0.1)	20
Net sales	30,392	100.0	37,565	99.9	(7,173)
Gross profit	9,931	32.7	9,991	26.6	(60)
Selling and administrative expenses	3,580	11.8	3,824	10.2	(244)
Internal research and development expenses	572	1.9	351	1.0	221
Amortization of intangible assets	345	1.1	387	1.0	(42)
Operating income	$5,434	17.9%	$5,429	14.4%	$5
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
Gross profit was flat compared to the first quarter of the prior year due to the impact of lower foreign sonobuoy sales, which were offset by lower overhead costs. The decrease in selling and administrative expense is due to lower corporate allocated costs.
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

	For the First Quarter of Fiscal Years
CASH FLOWS	2018	2017
	(As Restated)
Operating activities, excluding net changes in working capital	$1,917	$4,279
Net changes in working capital	(25,146)	(1,067)
Operating activities	(23,229)	3,212
Investing activities	(455)	(1,119)
Financing activities	23,015	(1,507)
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

Item 4. Controls and Procedures.
Each of our Interim Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of October 1, 2017. Based on such evaluation, such officers have concluded that our disclosure controls and procedures were not effective as of October 1, 2017 due to the material weakness in our internal control over financial reporting discussed below.
In connection with our year-end financial statement close process and related preparation of our 2018 Form 10-K, the Company identified a material weakness in our internal control over financial reporting during the previously-reported interim quarters ended October 1, 2017, December 31, 2017, and April 1, 2018 (the "Restated Quarters"). The material weakness was a result of the implementation of the new ERP system at our DeLeon Springs, FL location at the beginning of fiscal 2018. The new ERP system was implemented, in large part, to address the needs of the U.S. Navy, the DCMA and the DCAA in our reporting and management of our government contracts. To meet these needs, the ERP system capitalized certain allowable general and administrative expenses to inventory in accordance with DFAR. In order to properly account for these expenses under generally accepted accounting principles, the Company, during its monthly financial close process, reversed these capitalized expenses as an adjustment in our consolidation and financial reporting tool. As this reversal entry was reflected in our consolidation and financial reporting tool but not in the ERP system, the Company did not properly account for cost of goods sold when inventory was shipped, resulting in an understatement of inventory and a corresponding overstatement of cost of goods sold. We believe this is an isolated matter as this was the only adjustment to the consolidation and financial reporting tool that was not also recorded in the ERP systems of the operating entities (other than reclassification entries for reporting purposes) during the Restated Quarters.
In connection with the restatement, the Company re-evaluated its conclusions regarding the effectiveness of the Company’s disclosure controls and procedures and internal controls over financial reporting for the Restated Quarters and determined that a material weakness existed for the periods covered by the Restated Quarters. The Company determined that the unaudited financial statements as of the above interim periods should be restated to correct inadvertent errors related to this material weakness. To remediate the material weakness over the interim reporting periods, we no longer allow adjustments to be made in our consolidation and financial reporting tool (other than reclassification entries for reporting purposes) that are not also reflected in the ERP systems of the operating entities. In addition, we will increase our quarterly oversight of the consolidation and reporting tool. We believe that the additional controls over our interim reporting periods will mitigate this matter.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Any internal control system, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Accordingly, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Other than remediation measure noted above, there have been no changes in our internal controls over financial reporting (as such term is defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act) during the first quarter of fiscal year 2018 ended October 1, 2017, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting except as described above.

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

Sparton Corporation

Date: October 10, 2018	By:	/s/ JOSEPH J. HARTNETT
Joseph J. Hartnett
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date: October 10, 2018	By:	/s/ JOSEPH G. MCCORMACK
Joseph G. McCormack
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)