Form 10-Q/A
period 2017-12-31
SPARTON CORP
filed 2018-10-10
CIK 92679

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

EXPLANATORY NOTE
We are filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) for the quarterly period ended December 31, 2017, which was filed with the United States Securities and Exchange Commission (“SEC”) on February 6, 2018 (the “Original Filing”), to reflect restatements of the Unaudited Consolidated Balance Sheet at December 31, 2017, and the Unaudited Consolidated Statement of Operations and Unaudited Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended December 31, 2017, and Unaudited Consolidated Statement of Cash Flows for the six months ended December 31, 2017, and the related notes thereto. On September 13, 2018, the Company filed on Form 8-K with the SEC Item 4.02 Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review.
In connection with our year-end financial statement close process and related preparation of our 2018 Form 10-K, misstatements were identified in our previously filed unaudited interim financial statements which required restatement. The restatement arose as a result of the implementation of a new enterprise resource planning system (“ERP system”) at our DeLeon Springs, FL location at the beginning of fiscal 2018. The new ERP system was implemented, in large part, to address the needs of the U.S. Navy, the Defense Contract Management Agency (“DCMA”) and the Defense Contract Audit Agency (“DCAA”) in our reporting and management of our government contracts. To meet these needs, the ERP system capitalized certain allowable general and administrative expenses to inventory in accordance with Defense Federal Acquisition Regulations (“DFARs”). In order to properly account for these expenses under generally accepted accounting principles, the Company, during its monthly financial close process, reversed these capitalized expenses as an adjustment in its consolidation and financial reporting tool. As this reversal entry was reflected in the consolidation and financial reporting tool but not in the ERP system, the Company did not properly account for cost of goods sold as inventory was shipped, resulting in an understatement of inventory of $2,656 at December 31, 2017 and an overstatement of cost of goods sold of $1,320 and $2,656 for the three and six months ended December 31, 2017, respectively. To correct this misstatement as reflected in this Form 10-Q/A, the Company recognized additional net income of $950 and $1,818 for the three and six months ended December 31, 2017, respectively. As a result, net loss was reduced from $(9,034) to $(8,084) and net loss per share was reduced from $(0.92) to $(0.82) for the three months ended December 31, 2017. For the six months ended December 31, 2017, net loss was reduced from $(11,886) to $(10,068) and net loss per share was reduced from $(1.21) to $(1.02).
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
The following items in the originally-filed Form 10-Q for the three and six months ended December 31, 2017 have been revised:
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31, 2017	July 2, 2017
Assets	(Unaudited - As Restated)
Current Assets:
Cash and cash equivalents	$1,104	$988
Accounts receivable, net of allowance for doubtful accounts of $374 and $429, respectively	54,466	45,347
Inventories and cost of contracts in progress, net	65,423	60,248
Prepaid expenses and other current assets	4,177	3,851
Total current assets	125,170	110,434
Property, plant and equipment, net	34,484	34,455
Goodwill	12,663	12,663
Other intangible assets, net	24,629	28,445
Deferred income taxes	14,771	24,893
Other non-current assets	5,177	6,253
Total assets	$216,894	$217,143
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$38,210	$27,672
Accrued salaries	9,293	11,453
Accrued health benefits	1,124	1,150
Performance based payments on customer contracts	—	1,749
Current portion of capital lease obligations	269	269
Other accrued expenses	10,959	11,959
Total current liabilities	59,855	54,252
Credit facility	78,900	74,500
Capital lease obligations, less current portion	32	167
Environmental remediation	5,208	5,468
Pension liability	820	888
Total liabilities	144,815	135,275
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, no par value; 200,000 shares authorized, none issued	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 9,834,723 and 9,860,635 shares issued and outstanding, respectively	12,293	12,326
Capital in excess of par value	18,106	17,851
Retained earnings	42,899	52,967
Accumulated other comprehensive loss	(1,219)	(1,276)
Total shareholders’ equity	72,079	81,868
Total liabilities and shareholders’ equity	$216,894	$217,143

See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except per share data)

	For the Second Quarter of Fiscal Years		For the First Two Quarters of Fiscal Years
	2018	2017	2018	2017
	(As Restated)		(As Restated)
Net sales	$97,819	$97,399	$180,582	$197,766
Cost of goods sold	76,070	81,501	142,909	164,583
Gross profit	21,749	15,898	37,673	33,183
Operating expense:
Selling and administrative expenses	14,074	12,953	29,279	26,336
Internal research and development expenses	669	533	1,241	884
Amortization of intangible assets	1,893	2,191	3,816	4,410
Total operating expense	16,636	15,677	34,336	31,630
Operating income	5,113	221	3,337	1,553
Other income (expense)
Interest expense, net	(1,507)	(1,067)	(2,773)	(2,252)
Other, net	13	(11)	3	9
Total other expense, net	(1,494)	(1,078)	(2,770)	(2,243)
Income (loss) before income taxes	3,619	(857)	567	(690)
Income taxes	11,703	50	10,635	109
Net loss	$(8,084)	$(907)	$(10,068)	$(799)
Loss per share of common stock:
Basic	$(0.82)	$(0.09)	$(1.02)	$(0.08)
Diluted	$(0.82)	$(0.09)	$(1.02)	$(0.08)
Weighted average shares of common stock outstanding:
Basic	9,834,723	9,802,664	9,845,686	9,793,046
Diluted	9,834,723	9,802,664	9,845,686	9,793,046

See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(Dollars in thousands)

	For the Second Quarter of Fiscal Years		For the First Two Quarters of Fiscal Years
	2018	2017	2018	2017
	(As Restated)		(As Restated)
Net Loss	$(8,084)	$(907)	$(10,068)	$(799)
Other comprehensive income, net:
Pension amortization of unrecognized net actuarial loss, net of tax	22	55	57	90
Other comprehensive income, net	22	55	57	90
Comprehensive loss	$(8,062)	$(852)	$(10,011)	$(709)

See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	For the First Two Quarters of Fiscal Years
	2018	2017
	(As Restated)
Cash Flows from Operating Activities:
Net loss	$(10,068)	$(799)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,990	2,989
Amortization of intangible assets	3,816	4,410
Deferred income taxes	10,122	32
Stock-based compensation expense	221	1,277
Amortization of deferred financing costs	597	249
Loss on sale of property, plant and equipment, net	31	—
Changes in operating assets and liabilities:
Accounts receivable	(9,119)	(637)
Inventories and cost of contracts in progress	(5,175)	18,000
Prepaid expenses and other assets	341	599
Performance based payments on customer contracts	(1,749)	127
Accounts payable and accrued expenses	7,119	(11,576)
Net cash provided by (used in) operating activities	(874)	14,671
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(3,099)	(2,570)
Proceeds from sale of property, plant and equipment	14	—
Net cash used in investing activity	(3,085)	(2,570)
Cash Flows from Financing Activities:
Borrowings under credit facility	104,800	59,644
Repayments under credit facility	(100,400)	(71,144)
Payments under capital lease agreements	(136)	(129)
Payment of debt financing costs	(189)	(15)
Net cash provided by (used in) financing activities	4,075	(11,644)
Net increase in cash and cash equivalents	116	457
Cash and cash equivalents at beginning of period	988	132
Cash and cash equivalents at end of period	$1,104	$589
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,880	$1,972
Cash paid for income taxes	603	354
Supplemental disclosure of non-cash investing activities:
Machinery and equipment financed under capital leases	—	148
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
Restatement
In connection with our year-end financial statement close process and related preparation of our 2018 Form 10-K, misstatements were identified in our previously filed unaudited interim financial statements which required restatement. The restatement arose as a result of the implementation of the new ERP system at our DeLeon Springs, FL location at the beginning of fiscal 2018. The new ERP system was implemented, in large part, to address the needs of the U.S. Navy, the DCMA and the DCAA in our reporting and management of our government contracts. To meet these needs, the ERP system capitalized certain allowable general and administrative expenses to inventory in accordance with DFAR. In order to properly account for these expenses under generally accepted accounting principles, the Company, during its monthly financial close process, reversed these capitalized expenses as an adjustment in its consolidation and financial reporting tool. As the reversal entry was reflected in the consolidation and financial reporting tool and not in the ERP system, the Company did not properly account for cost of goods sold as inventory was shipped, resulting in an understatement of inventory of $2,656 at December 31, 2017 and an overstatement of cost of goods sold of $1,320 and $2,656 for the three and six months ended December 31, 2017, respectively. To correct this misstatement, as reflected in this 10-Q/A, the Company recognized additional net income of $950 and $1,818 for the three and six months ended December 31, 2017, respectively. As a result, net loss decreased from $(9,034) to $(8,084) and net loss per share decreased from $(0.92) to $(0.82) for the three months ended December 31, 2017. For the six months ended December 31, 2017, net loss was reduced from $(11,886) to $(10,068) and net loss per share was reduced from $(1.21) to $(1.02). This restatement had no effect on net cash flows from operating, investing, or financing activities and only impacted the Company’s Engineered Components & Products reportable business segment.
(2) Inventories and Cost of Contracts in Progress, net
The following are the major classifications of inventory, net of interim billings:

	December 31, 2017	July 2, 2017
	(As Restated)
Raw materials	$48,316	$31,353
Work in process	19,711	19,098
Finished goods	7,602	18,338
Total inventory and cost of contracts in progress, gross	75,629	68,789
Inventory to which the U.S. government has title due to interim billings	(10,206)	(8,541)
Total inventory and cost of contracts in progress, net	$65,423	$60,248
(3) Property, Plant and Equipment, net
Property, plant and equipment, net consists of the following:

	December 31, 2017	July 2, 2017
Land and land improvements	$1,439	$1,439
Buildings and building improvements	28,104	28,121
Machinery and equipment	50,472	46,502
Construction in progress	3,330	4,463
Total property, plant and equipment	83,345	80,525
Less accumulated depreciation	(48,861)	(46,070)
Total property, plant and equipment, net	$34,484	$34,455
(4) Other Intangible Assets
The components of other intangible assets, net consist of the following:

	Net Carrying Value at July 2, 2017	Amortization	Net Carrying Value at December 31, 2017
Non-compete agreements	$1,345	$(337)	$1,008
Customer relationships	25,377	(3,296)	22,081
Trademarks/Tradenames	1,221	(81)	1,140
Unpatented technology and patents	502	(102)	400
	$28,445	$(3,816)	$24,629

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
(10) Earnings Per Share Data
The following table sets forth the computation of basic and diluted net loss per share:

	For the Second Quarter of Fiscal Years		For the First Two Quarters of Fiscal Years
	2018	2017	2018	2017
	(As Restated)		(As Restated)
Numerator:
Net loss	$(8,084)	$(907)	$(10,068)	$(799)
Less net income allocated to contingently issuable participating securities	—	—	—	—
Net loss available to common shareholders	$(8,084)	$(907)	$(10,068)	$(799)

Weighted average shares outstanding – Basic	9,834,723	9,802,664	9,845,686	9,793,046
Dilutive effect of stock options	—	—	—	—
Weighted average shares outstanding – Diluted	9,834,723	9,802,664	9,845,686	9,793,046

Net loss available to common shareholders per share:
Basic	$(0.82)	$(0.09)	$(1.02)	$(0.08)
Diluted	$(0.82)	$(0.09)	$(1.02)	$(0.08)
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
Operating results and certain other financial information about the Company’s two reportable segments for the second quarter and first two quarters of fiscal years 2018 and 2017 were as follows:

	For the Second Quarter of Fiscal Year 2018
	MDS	ECP	Unallocated	Eliminations	Total
		(As Restated)			(As Restated)
Net sales	$58,353	$42,468	$—	$(3,002)	$97,819
Gross profit	6,960	14,789	—	—	21,749
Selling and administrative expenses (incl. depreciation)	5,614	3,570	4,890	—	14,074
Internal research and development expenses	—	669	—	—	669
Depreciation and amortization	2,247	535	567	—	3,349
Operating income (loss)	(208)	10,211	(4,890)	—	5,113
Capital expenditures	2,210	208	226	—	2,644
Total assets at December 31, 2017	$145,929	$71,410	$(445)	$—	$216,894

	For the Second Quarter of Fiscal Year 2017
	MDS	ECP	Unallocated	Eliminations	Total
Net sales	$67,382	$32,350	$—	$(2,333)	$97,399
Gross profit	8,357	7,541	—	—	15,898
Selling and administrative expenses (incl. depreciation)	5,561	3,545	3,847	—	12,953
Internal research and development expenses	—	533	—	—	533
Depreciation and amortization	2,649	585	445	—	3,679
Operating income (loss)	986	3,082	(3,847)	—	221
Capital expenditures	464	423	564	—	1,451
Total assets at July 2, 2017	$142,513	$64,694	$9,936	$—	$217,143

	For the First Two Quarters of Fiscal Year 2018
	MDS	ECP	Unallocated	Eliminations	Total
		(As Restated)			(As Restated)
Net sales	$113,661	$72,867	$—	$(5,946)	$180,582
Gross profit	12,953	24,720	—	—	37,673
Selling and administrative expenses (incl. depreciation)	11,514	7,150	10,615	—	29,279
Internal research and development expenses	—	1,241	—	—	1,241
Depreciation and amortization	4,575	1,096	1,135	—	6,806
Operating income (loss)	(1,693)	15,645	(10,615)	—	3,337
Capital expenditures	$2,315	$395	$389	$—	$3,099

	For the First Two Quarters of Fiscal Year 2017
	MDS	ECP	Unallocated	Eliminations	Total
Net sales	$132,384	$69,942	$—	$(4,560)	$197,766
Gross profit	15,651	17,532	—	—	33,183
Selling and administrative expenses (incl. depreciation)	11,537	7,369	7,430	—	26,336
Internal research and development expenses	—	884	—	—	884
Depreciation and amortization	5,325	1,191	883	—	7,399
Operating income (loss)	472	8,511	(7,430)	—	1,553
Capital expenditures	$670	$758	$1,142	$—	$2,570
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
For the Second Quarter of Fiscal Year 2018 compared to the Second Quarter of Fiscal Year 2017
The following table presents selected consolidated statements of operations data (dollars in thousands):
CONSOLIDATED

	For the Second Quarter of Fiscal Years
	2018	% of Sales	2017	% of Sales
	(As Restated)	(As Restated)
Net sales	$97,819	100.0%	$97,399	100.0%
Cost of goods sold	76,070	77.8	81,501	83.7
Gross profit	21,749	22.2	15,898	16.3
Selling and administrative expenses	14,074	14.4	12,953	13.3
Internal research and development expenses	669	0.7	533	0.5
Amortization of intangible assets	1,893	1.9	2,191	2.3
Operating income	5,113	5.2	221	0.2
Other expense, net	(1,494)	(1.5)	(1,078)	(1.1)
Income (loss) before income taxes	3,619	3.7	(857)	(0.9)
Income taxes	11,703	12.0	50	—
Net loss	$(8,084)	(8.3)%	$(907)	(0.9)%
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
Due to the factors described above, the Company reported a net loss of $8.1 million, or $0.82 loss per share, basic and diluted, for the second quarter of fiscal year 2018, compared to a net loss of $0.9 million, or $0.09 loss per share, basic and diluted, for the second quarter of fiscal year 2017.
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
ECP
The following table presents selected segment data (dollars in thousands):

	For the Second Quarter of Fiscal Years
	2018	% of Sales	2017	% of Sales	$ Chg
	(As Restated)	(As Restated)			(As Restated)
Gross sales	$42,468	100.0%	$32,350	100.0%	$10,118
Intercompany sales	(32)	(0.1)	—	—	(32)
Net sales	42,436	99.9	32,350	100.0	10,086
Gross profit	14,789	34.8	7,541	23.3	7,248
Selling and administrative expenses	3,570	8.4	3,545	11.0	25
Internal research and development expenses	669	1.6	533	1.6	136
Amortization of intangible assets	339	0.8	381	1.2	(42)
Operating income	$10,211	24.0%	$3,082	9.5%	$7,129
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
Gross margin increased due to higher fixed overhead absorption resulting from the increase in sales, as well as ~~slightly~~ lower overhead costs, as compared to prior year. There was a slight increase in selling and administrative expense due to slightly higher corporate allocations mostly offset by site spending controls.
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

For the First Two Quarters of Fiscal Year 2018 compared to the First Two Quarters of Fiscal Year 2017
The following table presents selected consolidated statement of operations data (dollars in thousands):
CONSOLIDATED

	For the First Two Quarters of Fiscal Years
	2018	% of Sales	2017	% of Sales
	(As Restated)	(As Restated)
Net sales	$180,582	100.0%	$197,766	100.0%
Cost of goods sold	142,909	79.1	164,583	83.2
Gross profit	37,673	20.9	33,183	16.8
Selling and administrative expenses	29,279	16.2	26,336	13.3
Internal research and development expenses	1,241	0.7	884	0.5
Amortization of intangible assets	3,816	2.2	4,410	2.2
Operating income	3,337	1.8	1,553	0.8
Other expense, net	(2,770)	(1.5)	(2,243)	(1.1)
Income (loss) before income taxes	567	0.3	(690)	(0.3)
Income taxes	10,635	5.9	109	0.1
Net loss	$(10,068)	(5.6)%	$(799)	(0.4)%
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
Due to the factors described above, the Company reported a net loss of $10.1 million, or $1.02 loss per share for the first two quarters of fiscal year 2018, compared to a net loss of $0.8 million, or $0.08 per share for the first two quarters of fiscal year 2017
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
ECP
The following table presents selected segment data (dollars in thousands):

	For the First Two Quarters of Fiscal Years
	2018	% of Sales	2017	% of Sales	$ Chg
	(As Restated)	(As Restated)			(As Restated)
Gross sales	$72,867	100.0%	$69,942	100.0%	$2,925
Intercompany sales	(39)	(0.1)	(27)	—	(12)
Net sales	72,828	99.9	69,915	100.0	2,913
Gross profit	24,720	33.9	17,532	25.1	7,188
Selling and administrative expenses	7,150	9.8	7,369	10.5	(219)
Internal research and development expenses	1,241	1.7	884	1.3	357
Amortization of intangible assets	684	1.0	768	1.1	(84)
Operating income	$15,645	21.4%	$8,511	12.2%	$7,134
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

	For the First Two Quarters of Fiscal Years
CASH FLOWS	2018	2017
	(As Restated)
Operating activities, excluding net changes in working capital	$7,709	$8,158
Net changes in working capital	(8,583)	6,513
Operating activities	(874)	14,671
Investing activities	(3,085)	(2,570)
Financing activities	4,075	(11,644)
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

Item 4. Controls and Procedures.
Each of our Interim Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2017. Based on such evaluation, such officers have concluded that our disclosure controls and procedures were not effective as of December 31, 2017 due to the material weakness in our internal control over financial reporting discussed below.
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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Any internal control system, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Accordingly, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Other than remediation measure noted above, there have been no changes in our internal controls over financial reporting (as such term is defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act) during the second quarter of fiscal year 2018 ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting except as described above.

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