Form 10-Q/A
period 2018-04-01
SPARTON CORP
filed 2018-10-10
CIK 92679

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

EXPLANATORY NOTE
We are filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) for the quarterly period ended April 1, 2018, which was filed with the United States Securities and Exchange Commission (“SEC”) on May 9, 2018 (the “Original Filing”), to reflect restatements of the Unaudited Consolidated Balance Sheet at April 1, 2018, and the Unaudited Consolidated Statement of Operations and Unaudited Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended April 1, 2018, and Unaudited Consolidated Statement of Cash Flows for the nine months ended April 1, 2018, and the related notes thereto. On September 13, 2018, the Company filed on Form 8-K with the SEC Item 4.02 Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review.
In connection with our year-end financial statement close process and related preparation of our 2018 Form 10-K, misstatements were identified in our previously filed unaudited interim financial statements which required restatement. The restatement arose as a result of the implementation of a new enterprise resource planning system (“ERP system”) at our DeLeon Springs, FL location at the beginning of fiscal 2018. The new ERP system was implemented, in large part, to address the needs of the U.S. Navy, the Defense Contract Management Agency (“DCMA”) and the Defense Contract Audit Agency (“DCAA”) in our reporting and management of our government contracts. To meet these needs, the ERP system capitalized certain allowable general and administrative expenses to inventory in accordance with Defense Federal Acquisition Regulations (“DFARs”). In order to properly account for these expenses under generally accepted accounting principles, the Company, during its monthly financial close process, reversed these capitalized expenses as an adjustment in its consolidation and financial reporting tool. As this reversal entry was reflected in the consolidation and financial reporting tool and not in the ERP system, the Company did not properly account for cost of goods sold as inventory was shipped, resulting in an understatement of inventory of $4,707 at April 1, 2018 and an overstatement of cost of goods sold of $2,051 and $4,707 for the three and nine months ended April 1, 2018, respectively. To correct this misstatement as reflected in this 10-Q/A, the Company recognized additional net income of $1,477 and $3,295 for the three and nine months ended April 1, 2018, respectively. As a result, net income increased from $615 to $2,092 and net income per share increased from $0.06 to $0.21 for the three months ended April 1, 2018. For the nine months ended April 1, 2018, net loss was reduced from $(11,271) to $(7,976) and net loss per share was reduced from $(1.15) to $(0.81).
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
The following items in the originally-filed Form 10-Q for the three and nine months ended April 1, 2018 have been revised:
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	April 1, 2018	July 2, 2017
Assets	(Unaudited - As Restated)
Current Assets:
Cash and cash equivalents	$792	$988
Accounts receivable, net of allowance for doubtful accounts of $374 and $407, respectively	65,730	45,347
Inventories and cost of contracts in progress, net	70,155	60,248
Prepaid expenses and other current assets	3,639	3,851
Total current assets	140,316	110,434
Property, plant and equipment, net	33,760	34,455
Goodwill	12,663	12,663
Other intangible assets, net	22,827	28,445
Deferred income taxes	14,760	24,893
Other non-current assets	4,988	6,253
Total assets	$229,314	$217,143
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$28,401	$27,672
Accrued salaries	9,662	11,453
Accrued health benefits	1,207	1,150
Performance based payments on customer contracts	—	1,749
Current portion of capital lease obligations	218	269
Other accrued expenses	12,924	11,959
Total current liabilities	52,412	54,252
Credit facility	96,800	74,500
Capital lease obligations, less current portion	17	167
Environmental remediation	5,092	5,468
Pension liability	787	888
Total liabilities	155,108	135,275
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, no par value; 200,000 shares authorized, none issued	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 9,834,723 and 9,860,635 shares issued and outstanding, respectively	12,293	12,326
Capital in excess of par value	18,112	17,851
Retained earnings	44,991	52,967
Accumulated other comprehensive loss	(1,190)	(1,276)
Total shareholders’ equity	74,206	81,868
Total liabilities and shareholders’ equity	$229,314	$217,143

See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except per share data)

	For the Third Quarter of Fiscal Years		For the First Three Quarters of Fiscal Years
	2018	2017	2018	2017
	(As Restated)		(As Restated)
Net sales	$93,938	$95,410	$274,520	$293,176
Cost of goods sold	74,211	78,495	217,120	243,078
Gross profit	19,727	16,915	57,400	50,098
Operating expense:
Selling and administrative expenses	13,253	12,862	42,532	39,198
Internal research and development expenses	307	424	1,548	1,308
Amortization of intangible assets	1,802	2,099	5,618	6,509
Total operating expense	15,362	15,385	49,698	47,015
Operating income	4,365	1,530	7,702	3,083
Other income (expense)
Interest expense, net	(1,460)	(1,075)	(4,233)	(3,327)
Other, net	—	20	3	29
Total other expense, net	(1,460)	(1,055)	(4,230)	(3,298)
Income (loss) before income taxes	2,905	475	3,472	(215)
Income taxes	813	46	11,448	155
Net income (loss)	$2,092	$429	$(7,976)	$(370)
Income (loss) per share of common stock:
Basic	$0.21	$0.04	$(0.81)	$(0.04)
Diluted	$0.21	$0.04	$(0.81)	$(0.04)
Weighted average shares of common stock outstanding:
Basic	9,834,723	9,818,789	9,834,723	9,804,908
Diluted	9,834,723	9,818,789	9,834,723	9,804,908

See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(Dollars in thousands)

	For the Third Quarter of Fiscal Years		For the First Three Quarters of Fiscal Years
	2018	2017	2018	2017
	(As Restated)		(As Restated)
Net income (loss)	$2,092	$429	$(7,976)	$(370)
Other comprehensive income, net:
Pension amortization of unrecognized net actuarial loss, net of tax	29	55	86	145
Other comprehensive income, net	29	55	86	145
Comprehensive income (loss)	$2,121	$484	$(7,890)	$(225)

See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	For the First Three Quarters of Fiscal Years
	2018	2017
Cash Flows from Operating Activities:	(As Restated)
Net loss	$(7,976)	$(370)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,428	4,474
Amortization of intangible assets	5,618	6,509
Deferred income taxes	10,133	32
Stock-based compensation expense	229	825
Amortization of deferred financing costs	810	373
Loss (gain) on sale of property, plant and equipment, net	23	(13)
Changes in operating assets and liabilities:
Accounts receivable	(20,383)	(1,333)
Inventories and cost of contracts in progress	(9,907)	12,905
Prepaid expenses and other assets	855	1,440
Performance based payments on customer contracts	(1,749)	—
Accounts payable and accrued expenses	(431)	(9,336)
Net cash provided by (used in) operating activities	(18,350)	15,506
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(3,779)	(4,829)
Proceeds from sale of property, plant and equipment	23	17
Net cash used in investing activity	(3,756)	(4,812)
Cash Flows from Financing Activities:
Borrowings under credit facility	166,900	101,163
Repayments under credit facility	(144,600)	(110,747)
Payments under capital lease agreements	(201)	(195)
Payment of debt financing costs	(189)	(15)
Net cash provided by (used in) financing activities	21,910	(9,794)
Net increase (decrease) in cash and cash equivalents	(196)	900
Cash and cash equivalents at beginning of period	988	132
Cash and cash equivalents at end of period	$792	$1,032
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,255	$2,532
Cash paid for income taxes	675	553
Supplemental disclosure of non-cash investing activities:
Machinery and equipment financed under capital leases	—	148
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

Restatement
In connection with our year-end financial statement close process and related preparation of our 2018 Form 10-K, misstatements were identified in our previously filed unaudited interim financial statements which required restatement. The restatement arose as a result of the implementation of the new ERP system at our DeLeon Springs, FL location at the beginning of fiscal 2018. The new ERP system was implemented, in large part, to address the needs of the U.S. Navy, the DCMA and the DCAA in our reporting and management of our government contracts. To meet these needs, the ERP system capitalized certain allowable general and administrative expenses to inventory in accordance with DFAR. In order to properly account for these expenses under generally accepted accounting principles, the Company, during its monthly financial close process, reversed these capitalized expenses as an adjustment in its consolidation and financial reporting tool. As this reversal entry was reflected in the consolidation and financial reporting tool and not in the ERP system, the Company did not properly account for cost of goods sold as inventory was shipped, resulting in an understatement of inventory of $4,707 at April 1, 2018 and an overstatement of cost of goods sold of $2,051 and $4,707 for the three and nine months ended April 1, 2018, respectively. To correct this misstatement, as reflected in this 10-Q/A, the Company recognized additional net income of $1,477 and $3,295 for the three and nine months ended April 1, 2018, respectively. As a result, net income increased from $615 to $2,092 and net income per share increased from $0.06 to $0.21 for the three months ended April 1, 2018. For the nine months ended April 1, 2018, net loss was reduced from $(11,271) to $(7,976) and net loss per share was reduced from $(1.15) to $(0.81). This restatement had no effect on net cash flows from operating, investing, or financing activities and only impacted the Company’s Engineered Components & Products reportable business segment.
(2) Inventories and Cost of Contracts in Progress, net
The following are the major classifications of inventory, net of interim billings:

	April 1, 2018	July 2, 2017
	(As Restated)
Raw materials	$56,398	$31,353
Work in process	18,146	19,098
Finished goods	9,730	18,338
Total inventory and cost of contracts in progress, gross	84,274	68,789
Inventory to which the U.S. government has title due to interim billings	(14,119)	(8,541)
Total inventory and cost of contracts in progress, net	$70,155	$60,248
(3) Property, Plant and Equipment, net
Property, plant and equipment, net consists of the following:

	April 1, 2018	July 2, 2017
Land and land improvements	$1,439	$1,439
Buildings and building improvements	28,082	28,121
Machinery and equipment	51,968	46,502
Construction in progress	2,487	4,463
Total property, plant and equipment	83,976	80,525
Less accumulated depreciation	(50,216)	(46,070)
Total property, plant and equipment, net	$33,760	$34,455

(4) Other Intangible Assets
The components of other intangible assets, net consist of the following:

	Net Carrying Value at July 2, 2017	Amortization	Net Carrying Value at April 1, 2018
Non-compete agreements	$1,345	$(505)	$840
Customer relationships	25,377	(4,841)	20,536
Trademarks/Tradenames	1,221	(121)	1,100
Unpatented technology and patents	502	(151)	351
	$28,445	$(5,618)	$22,827
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

(10) Earnings Per Share Data
The following table sets forth the computation of basic and diluted net loss per share:

	For the Third Quarter of Fiscal Years		For the First Three Quarters of Fiscal Years
	2018	2017	2018	2017
	(As Restated)		(As Restated)
Numerator:
Net income (loss)	$2,092	$429	$(7,976)	$(370)
Less net income allocated to contingently issuable participating securities	—	—	—	—
Net income (loss) available to common shareholders	$2,092	$429	$(7,976)	$(370)

Weighted average shares outstanding – Basic	9,834,723	9,818,789	9,834,723	9,804,908
Dilutive effect of stock options	—	—	—	—
Weighted average shares outstanding – Diluted	9,834,723	9,818,789	9,834,723	9,804,908

Net income (loss) available to common shareholders per share:
Basic	$0.21	$0.04	$(0.81)	$(0.04)
Diluted	$0.21	$0.04	$(0.81)	$(0.04)

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

Operating results and certain other financial information about the Company’s two reportable segments for the third quarter and first three quarters of fiscal years 2018 and 2017 were as follows:

	For the Third Quarter of Fiscal Year 2018
	MDS	ECP	Unallocated	Eliminations	Total
		(As Restated)			(As Restated)
Net sales	$59,786	$37,199	$—	$(3,047)	$93,938
Gross profit	7,164	12,563	—	—	19,727
Selling and administrative expenses (incl. depreciation)	5,487	3,454	4,312	—	13,253
Internal research and development expenses	—	307	—	—	307
Depreciation and amortization	2,149	517	574	—	3,240
Operating income (loss)	204	8,473	(4,312)	—	4,365
Capital expenditures	384	121	175	—	680
Total assets at April 1, 2018	$146,739	$81,317	$1,258	$—	$229,314

	For the Third Quarter of Fiscal Year 2017
	MDS	ECP	Unallocated	Eliminations	Total
Net sales	$61,084	$37,053	$—	$(2,727)	$95,410
Gross profit	6,690	10,225	—	—	16,915
Selling and administrative expenses (incl. depreciation)	5,684	4,160	3,018	—	12,862
Internal research and development expenses	—	424	—	—	424
Depreciation and amortization	2,577	563	444	—	3,584
Operating income (loss)	(722)	5,270	(3,018)	—	1,530
Capital expenditures	1,291	260	708	—	2,259
Total assets at July 2, 2017	$142,513	$64,694	$9,936	$—	$217,143

	For the First Three Quarters of Fiscal Year 2018
	MDS	ECP	Unallocated	Eliminations	Total
		(As Restated)			(As Restated)
Net sales	$173,447	$110,065	$—	$(8,992)	$274,520
Gross profit	20,116	37,284	—	—	57,400
Selling and administrative expenses (incl. depreciation)	17,001	10,604	14,927	—	42,532
Internal research and development expenses	—	1,548	—	—	1,548
Depreciation and amortization	6,724	1,613	1,709	—	10,046
Operating income (loss)	(1,489)	24,118	(14,927)	—	7,702
Capital expenditures	$2,699	$516	$564	$—	$3,779

	For the First Three Quarters of Fiscal Year 2017
	MDS	ECP	Unallocated	Eliminations	Total
Net sales	$193,468	$106,995	$—	$(7,287)	$293,176
Gross profit	22,341	27,757	—	—	50,098
Selling and administrative expenses (incl. depreciation)	17,221	11,529	10,448	—	39,198
Internal research and development expenses	—	1,308	—	—	1,308
Depreciation and amortization	7,901	1,755	1,327	—	10,983
Operating income (loss)	(250)	13,781	(10,448)	—	3,083
Capital expenditures	$1,960	$1,018	$1,851	$—	$4,829

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
For the Third Quarter of Fiscal Year 2018 compared to the Third Quarter of Fiscal Year 2017
The following table presents selected consolidated statements of operations data (dollars in thousands):
CONSOLIDATED

	For the Third Quarter of Fiscal Years
	2018	% of Sales	2017	% of Sales
	(As Restated)	(As Restated)
Net sales	$93,938	100.0%	$95,410	100.0%
Cost of goods sold	74,211	79.0	78,495	82.3
Gross profit	19,727	21.0	16,915	17.7
Selling and administrative expenses	13,253	14.1	12,862	13.5
Internal research and development expenses	307	0.3	424	0.4
Amortization of intangible assets	1,802	1.9	2,099	2.2
Operating income	4,365	4.7	1,530	1.6
Other expense, net	(1,460)	(1.6)	(1,055)	(1.1)
Income (loss) before income taxes	2,905	3.1	475	0.5
Income taxes	813	0.9	46	(0.1)
Net income	$2,092	2.2%	$429	0.4%
The decrease in net sales was the result of a $1.7 million sales decrease in our MDS segment, which was partially offset by a $0.2 million sales increase in our ECP segment. The increase in our gross margin was primarily due to a sales mix shift from lower gross margin MDS sales to higher gross margin ECP sales and an improvement in both MDS and ECP overhead costs, as compared to prior year. Selling and administrative expense was higher due to legal costs and performance-based bonuses, which were partially mitigated by the continued focused effort on cost containment and expense reduction.
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
Due to the factors described above, the Company reported a net income of $2.1 million, or $0.21 earnings per share, basic and diluted, for the third quarter of fiscal year 2018, compared to net income of $0.4 million, or $0.04 earnings per share, basic and diluted, for the third quarter of fiscal year 2017.
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

ECP
The following table presents selected segment data (dollars in thousands):

	For the Third Quarter of Fiscal Years
	2018	% of Sales	2017	% of Sales	$ Chg
	(As Restated)	(As Restated)			(As Restated)
Gross sales	$37,199	100.0%	$37,053	100.0%	$146
Intercompany sales	(8)	—	(73)	(0.2)	65
Net sales	37,191	100.0	36,980	99.8	211
Gross profit	12,563	33.8	10,225	27.6	2,338
Selling and administrative expenses	3,454	9.3	4,160	11.2	(706)
Internal research and development expenses	307	0.8	424	1.2	(117)
Amortization of intangible assets	329	0.9	371	1.0	(42)
Operating income	$8,473	22.8%	$5,270	14.2%	$3,203
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
Gross margin increased due to favorable sales mix between foreign and domestic sonobuoy sales as well as lower overhead costs as compared to the same period in fiscal year 2017. Selling and administrative expense decreased due to site spending controls.
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

For the First Three Quarters of Fiscal Year 2018 compared to the First Three Quarters of Fiscal Year 2017
The following table presents selected consolidated statement of operations data (dollars in thousands):
CONSOLIDATED

	For the First Three Quarters of Fiscal Years
	2018	% of Sales	2017	% of Sales
	(As Restated)	(As Restated)
Net sales	$274,520	100.0%	$293,176	100.0%
Cost of goods sold	217,120	79.1	243,078	82.9
Gross profit	57,400	20.9	50,098	17.1
Selling and administrative expenses	42,532	15.5	39,198	13.4
Internal research and development expenses	1,548	0.6	1,308	0.5
Amortization of intangible assets	5,618	2.0	6,509	2.2
Operating income	7,702	2.8	3,083	1.0
Other expense, net	(4,230)	(1.5)	(3,298)	(1.1)
Income (loss) before income taxes	3,472	1.3	(215)	(0.1)
Income taxes	11,448	4.2	155	—
Net loss	$(7,976)	(2.9)%	$(370)	(0.1)%
The decrease in net sales was the result of a $21.8 million sales reduction in our MDS segment, which was partially offset by a $3.1 million sales increase in our ECP segment.
The increase in gross margin was due to a sales mix shift from lower gross margin MDS sales to higher margin ECP sales and improvements in ECP gross margin due to favorable mix shift and lower overhead costs. The increase in selling and administrative expense was higher due to legal and advisory costs associated with the proposed Merger with Ultra, other legal costs and performance-based bonuses, which were partially offset by the continued focused effort on cost containment and expense reduction.
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
Due to the factors described above, the Company reported a net loss of $8.0 million, or $0.81 loss per share for the first three quarters of fiscal year 2018, compared to a net loss of $0.4 million, or $0.04 loss per share for the first three quarters of fiscal year 2017.

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
ECP
The following table presents selected segment data (dollars in thousands):

	For the First Three Quarters of Fiscal Years
	2018	% of Sales	2017	% of Sales	$ Chg
	(As Restated)	(As Restated)			(As Restated)
Gross sales	$110,065	100.0%	$106,995	100.0%	$3,070
Intercompany sales	(47)	—	(100)	(0.1)	53
Net sales	110,018	100.0	106,895	99.9	3,123
Gross profit	37,284	33.9	27,757	26.0	9,527
Selling and administrative expenses	10,604	9.6	11,529	10.8	(925)
Internal research and development expenses	1,548	1.4	1,308	1.2	240
Amortization of intangible assets	1,014	1.0	1,139	1.1	(125)
Operating income	$24,118	21.9%	$13,781	12.9%	$10,337
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

	For the First Three Quarters of Fiscal Years
CASH FLOWS	2018	2017
	(As Restated)
Operating activities, excluding net changes in working capital	$13,265	$11,830
Net changes in working capital	(31,615)	3,676
Operating activities	(18,350)	15,506
Investing activities	(3,756)	(4,812)
Financing activities	21,910	(9,794)
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

Item 4. Controls and Procedures.
Each of our Interim Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of April 1, 2018. Based on such evaluation, such officers have concluded that our disclosure controls and procedures were not effective as of April 1, 2018 due to the material weakness in our internal control over financial reporting discussed below.
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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Any internal control system, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Accordingly, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Other than remediation measure noted above, there have been no changes in our internal controls over financial reporting (as such term is defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act) during the third quarter of fiscal year 2018 ended April 1, 2018, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting except as described above.

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