Form 10-K/A
period 2018-07-01
SPARTON CORP
filed 2018-10-29
CIK 92679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of October 29, 2018 there were 9,834,723 shares of common stock, $1.25 par value per share, outstanding.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

Sparton Corporation is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended July 1, 2018 (the “Form 10-K”), originally filed with the U.S. Securities and Exchange Commission on September 14, 2018, pursuant to General Instruction G(3) to Form 10-K to incorporate the information required by Part III, and to amend Item 15.

No other changes have been made to the Form 10-K other than those described above. This Form 10-K/A does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth information regarding each director. Each director holds office until his successor is elected at the next annual meeting of shareholders and qualified, subject, however, to his prior resignation, removal from office or death. There are no family relationships among the directors or any executive officer of the Company.

Alan L. Bazaar, age 48

Director since: 2016

Independent

Mr. Bazaar serves as the Chief Executive Officer of Hollow Brook Wealth Management LLC, a full-service wealth management firm. Prior to Hollow Brook, Mr. Bazaar was a Managing Director and Portfolio Manager at Richard L. Scott Investments, LLC (“RLSI”). Mr. Bazaar was with RLSI for over ten years where he co-managed the public equity portfolio. He was responsible for all aspects of the investment decision-making process including all elements of due diligence.

Mr. Bazaar serves as the Chair of the Board of Directors of the NYSE-traded Wireless Telecom Group, and is a member of the Board of Directors of NASDAQ-traded Hudson Global, Inc. Mr. Bazaar was formerly a director at LoJack Corporation (Nasdaq: LOJN) where he was a member of the Special Committee and a member of the Nominating and Governance Committee. LoJack was sold to CalAmp Corp. (Nasdaq: CAMP) in March 2016. He was also on the Board of NTS Inc. (Nasdaq: NTS) where he was the Chairman of the Audit Committee until the sale of the Company to Tower Three Partners LLC in June 2014, and on the Board of Media Sciences Inc. (NYSE: MSII) where he was Chairman of the Nominating and Governance Committee, a member of the Audit Committee and a member of the Compensation Committee at different points in time during his tenure on the Board from June 2004 to April 2008. Mr. Bazaar was also on the Board of Airco Industries, Inc., a privately held manufacturer of aerospace products until the sale of the Company to AbelConn Electronics in October 2010. He also is a member of the Investment Advisory Committee of G. Scott Capital Partners, LLC, a private equity firm.

Mr. Bazaar received an undergraduate degree in History from Bucknell University and a MBA from the Stern School of Business at New York University. Mr. Bazaar is also a Certified Public Accountant.

James D. Fast, age 71

Director since: 2001

Independent

Retired since August 2008, formerly Chief Executive Officer, President and Director of Firstbank-West Michigan, Ionia, Michigan. Prior to joining Firstbank, Mr. Fast served as Group Vice President, Michigan National Bank-Michiana. Mr. Fast has forty years of experience in commercial banking and administration. Mr. Fast previously served as a Director of Volcor Finishing, a privately held company in Ionia, Michigan.

Joseph J. Hartnett, age 63

Director since: 2008

Management

Mr. Hartnett has been the Interim President and Chief Executive Officer of the Company since February 2016.

Mr. Hartnett has consulted with companies as a C-level executive since 2010. Mr. Hartnett previously served as President and Chief Executive Officer of Ingenient Technologies, Inc., a multimedia software development company located in Rolling Meadows, Illinois, from April 2008 through November 2010. He joined Ingenient as Chief Operating Officer in September 2007 and left Ingenient following the sale of the company and completion of post-sale transition activities. Prior to Ingenient, Mr. Hartnett served as President and Chief Executive Officer of U.S. Robotics Corporation, a global Internet communications product company headquartered in Schaumburg, Illinois, from May 2001 through October 2006. He was Chief Financial Officer of U.S. Robotics from June 2000 to May 2001. Prior to U.S. Robotics, Mr. Hartnett was a partner with Grant Thornton LLP where he served for over 20 years in various leadership positions at the regional, national, and international level.

Mr. Hartnett is a registered Certified Public Accountant in the State of Illinois, and holds a Bachelor of Science degree in Accounting from the University of Illinois at Chicago.

Mr. Hartnett has served as a director of Garmin Ltd. (NASDAQ: GRMN) since June 7, 2013, is current chairman of its compensation committee, and serves as a member of its audit and nominating and corporate governance committees, and is a former director of Crossroads Systems, Inc. (NASDAQ: CRDS), U.S. Robotics Corporation and Ingenient Technologies, Inc.

Charles R. Kummeth, age 58

Director since: 2011

Independent

Mr. Kummeth has served as the Chief Executive Officer of Bio-Techne Corporation, a Minnesota corporation, since April 2013. Bio-Techne Corporation and its subsidiaries are engaged in the development, manufacture and sale of biotechnology products and hematology calibrators and controls. Mr. Kummeth served as President of the Mass Spectrometry and Chromatography division of Thermo Fisher Scientific, a Delaware corporation that provides services and products within the science industry, from April 2008 through March 2013. He previously served as President of the Medical Product Division of 3M, a Delaware corporation, beginning in 2006. From 2004 to 2006, Mr. Kummeth served as the Managing Director of 3M for the UK and Ireland.

Mr. Kummeth has served on the board of Avantor, Inc., a private global life sciences company since May 2016, and on the board of Gentherm Incorporated (NASDAQ: THRM), a public company which designs, develops and manufactures thermal management technologies, since August 2018. Mr. Kummeth served on the board of BSN Medical Inc., a private global medical device company, from March 2013 to July 2016.

Mr. Kummeth received a Bachelor of Science in Electrical Engineering from University of North Dakota in 1983, a Master of Science in Computer Science from University of St. Thomas in 1989, and a Master of Business Administration from the Carlson School of Business at the University of Minnesota in 1993.

James R. Swartwout, age 72

Director since: 2008

Independent

Mr. Swartwout has been an advisor to private equity groups since 2008. From October 2006 to September 2008, he was Chief Executive Officer and member of the Board of Directors of Habasit Holding USA, the acquirer of Summa Industries, a California-based, publicly traded manufacturer of diversified plastic products for industrial and commercial markets. From October 1988 to October 2006, Mr. Swartwout held the following positions with Summa Industries (formerly NasdaqGM: SUMX): Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer. Mr. Swartwout has served on the boards of directors of numerous public and private companies. He received a Bachelor of Science in Industrial Engineering from Lafayette College and a Master of Business Administration from the University of Southern California.

Frank A. “Andy” Wilson, Age 60

Director since: 2015

Independent

Mr. Wilson retired in 2018 as the Senior Vice President and Chief Financial Officer at PerkinElmer, where he had served since 2009. Prior to joining PerkinElmer, Mr. Wilson held key financial and business management roles over 12 years at the Danaher Corporation, including Corporate Vice President of Investor Relations, Group Vice President of Business Development, Group Vice President of Finance for Danaher Motion Group, President of Gems Sensors, and Group Vice President of Finance for the Industrial Controls Group. Previously, Mr. Wilson worked for several years at AlliedSignal Inc., now Honeywell International, where he last served as Vice President of Finance and Chief Financial Officer for Commercial Avionics Systems. His earlier experience includes PepsiCo Inc. in financial and controllership positions of increasing responsibility, E.F. Hutton and Company, and KPMG Peat Marwick. He received a Bachelor of Business Administration, Accounting from Baylor University and is also a Certified Public Accountant. Mr. Wilson has served on the board of the Cabot Corporation (NYSE: CBT), a public specialty chemicals and performance materials company, since July 2018.

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors which have been implemented since those procedures were last disclosed in the proxy statement for the Company’s 2017 annual meeting of shareholders dated October 30, 2017.

Audit Committee of the Board of Directors

The Company’s Audit Committee is currently comprised of Messrs. Frank A. Wilson (Chairman), Alan L. Bazaar, and James R. Swartwout. Each member of the Audit Committee is “independent,” as defined under the New York Stock Exchange listing standards. Mr. Wilson and Mr. Bazaar, in addition to being “independent,” each qualify as an “audit committee financial expert” as defined in the SEC Regulation S-K, Item 407(d)(5)(ii). Mr. Wilson’s relevant financial experience includes that he is a Certified Public Accountant and has a B.B.A, Accounting, from Baylor University. Mr. Wilson has served as the Senior Vice President and Chief Financial Officer of PerkinElmer since 2009 and recently retired in 2018. Previously, Mr. Wilson served in various financial management roles over a period of 12 years at the Danaher Corporation. Mr. Bazaar’s relevant financial experience includes that he is a Certified Public Accountant and has a MBA from the Stern School of Business at New York University. Mr. Bazaar serves as the Chief Executive Officer of a full-service wealth management firm, Hollow Brook Wealth Management LLC, and he has served as a Managing Director and Portfolio Manager in public equity, in investment decision-making roles and conducting financial and other due diligence.

Executive Officers

Information with respect to executive officers of the Company is set forth in Part I, Item 1 of the Company’s Form 10-K for the fiscal year ended July 1, 2018 filed on September 14, 2018 (the “2018 Form 10-K”), and is hereby incorporated in this Part III, Item 10 by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to the Company, and/or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its officers and directors were met during the fiscal year ended July 1, 2018, except that Christopher Ratliff, the Company’s former Vice President of Information Technology, inadvertently filed a Form 4 upon his termination of employment which reported three transactions one date late.

Code of Business Conduct and Ethics

The Company’s Code of Business Conduct and Ethics sets forth the Company’s corporate values. The Code of Business Conduct and Ethics governs the actions and working relationships of the Company’s employees, officers and directors, and sets forth the standard of conduct of the Company’s business at the highest ethical level and in compliance with all applicable laws and regulations.

To the extent any waiver is granted with respect to the Code of Business Conduct and Ethics that requires disclosure under applicable SEC rules, such waiver will also be posted on the Company’s website, as will any amendment that may be adopted from time to time.

Additionally, the Company has established the following statement of its “Corporate Values”:

“We demand performance excellence in all that we do.”

“We demand integrity of ourselves, our products, and our services.”

“We foster growth and success in an environment of teamwork, collaboration, empowerment, and accountability.”

“We develop long term, trusting relationships to ensure mutually profitable growth.”

“We will maintain a safe and environmentally sound workplace.”

“We will be good corporate citizens in the communities in which we reside.”

Whistleblower Provisions

It is the Company’s policy to encourage its employees and other persons to disclose improper activities, and to address complaints alleging acts of reprisal or intimidation resulting from disclosure of improper activities. Individuals wishing to report improper activities may call the Company’s Whistleblower service at 1-800-488-1933 (from within the United States) or 1-800-4818 (from Vietnam). Activities may be reported anonymously if desired.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Summary

In this Part III, Item 11, we describe the material components of our executive compensation program for our Named Executive Officers, whose compensation is set forth in the 2018 Summary Compensation Table and other compensation tables contained in this Item:

•	Joseph J. Hartnett, Interim President and Chief Executive Officer;

•	Joseph G. McCormack, Senior Vice President, Chief Financial Officer;

•	Gordon B. Madlock, Senior Vice President, Operations;

•	Steven M. Korwin, Senior Vice President, Quality and Engineering;

•	Michael A. Gaul, Group Vice President, Manufacturing and Design Services; and

•	Joseph T. Schneider, former Senior Vice President, Sales and Marketing.

Mr. Schneider resigned as Senior Vice President, Sales and Marketing of the Company effective April 13, 2018, but is included as a Named Executive Officer in this Form 10-K/A pursuant to the rules of the Securities and Exchange Commission.

We also provide an overview of our executive compensation philosophy and our executive compensation program. In addition, we explain how and why the Compensation Committee of our Board of Directors (the “Committee”) arrives at specific compensation policies and decisions involving the Named Executive Officers.

For a detailed discussion of our business, please see Part I, Item 1, “Business,” of our 2018 Form 10-K.

2018 Key Compensation Highlights

•	The Committee identified our 14 key peer companies based on Committee-selected criteria.

•	The Committee continued alignment of short term and long term incentive plan goals with the achievement of specific annual and long term financial goals.

•	The Committee completed the annual review of the Compensation Committee Charter.

•	The Committee reviewed Named Executive Officer stock ownership progress.

•	The Committee actively worked with management to retain and motivate employees during the process of marketing the Company for sale.

•	The Committee recommended, and the Board of Directors approved, the issuance of (i) cash retention bonuses and (ii) discretionary bonuses to certain key employees.

•

The Committee conducts an annual review and approval of the Company’s compensation strategy, including a review of the Company’s compensation-related risk profile, to ensure that compensation-related risks are not reasonably likely to have a material adverse effect on the Company.

•

The Company maintains a clawback policy that provides that, in connection with any restatement of the Company’s financial statements due to material non-compliance with financial reporting requirements, it is the Company’s policy to require forfeiture by current and former executive officers of incentive-based compensation in accordance with applicable laws, rules and regulations.

Consideration of Last Year’s “Say On Pay” Vote

Following our annual meeting of shareholders in November 2017, the Committee reviewed the results of the shareholder advisory vote on executive compensation that was held at the meeting with respect to the fiscal year 2017 compensation of the Named Executive Officers. 97.6 percent of the votes cast (excluding broker non-votes) were voted in support of the compensation of our Named Executive Officers set forth in the Compensation Discussion and Analysis, the 2017 Summary Compensation Table and the related compensation tables and narratives in last year’s proxy statement.

After considering the results of the 2017 Say On Pay vote, which indicate that our shareholders overwhelmingly approve of our methodology for establishing compensation, as well as the other factors considered in determining executive compensation as described in this Compensation Discussion and Analysis, the Committee was encouraged to continue its practices in determining executive compensation.

Specific Compensation and Corporate Governance Policies and Practices

Our compensation philosophy and related governance features are complemented by several specific policies and practices that are designed to align our executive compensation with long-term shareholder interests, including:

•

We have stock ownership guidelines for our executive officers, including the Named Executive Officers and members of our Board of Directors, that are applicable within five years of eligibility under the LTIP for the Named Executive Officers and within five years of Board of Directors appointment for our directors. Each of the members of our Board of Directors has met his individual stock ownership level under the guidelines in effect for fiscal year 2018, except for Mr. Frank A. Wilson who joined the Board of Directors in fiscal year 2015, and Alan L. Bazaar who joined the Board of Directors in fiscal year 2016. Mr. Steven M. Korwin is the only Named Executive Officer who has met these guidelines for fiscal year 2017. Mr. Joseph J. Hartnett, as Interim President and Chief Executive Officer, is not eligible for the LTIP, Mr. Joseph G. McCormack was hired in fiscal year 2016, and Mr. Joseph T. Schneider was hired in fiscal year 2015 and resigned his position on April 13, 2018. The guidelines were revised in June of 2014, as described below. As a result of the potential sale of the Company, executive officers and the Board of Directors have been prohibited from acquiring or disposing of Company stock.

•

We have a policy prohibiting all employees, including Named Executive Officers and members of our Board of Directors, from engaging in any hedging transactions with respect to our equity securities held by them.

•

Under our Insider Trading Policy, certain of our employees and consultants, including executive officers and members of our Board of Directors, are prohibited from pledging shares of our capital stock without first obtaining pre-clearance of the transaction from our Compliance Officer. None of these covered individuals have pledged their stock.

•	Our Executive Officers, including the Named Executive Officers, receive minimal perquisites or other personal benefits.

CEO Pay Ratio

The following information about the relationship of the annual total compensation of our employees and the annual total compensation of the CEO, Joseph Hartnett, for the fiscal year ended June 30, 2018 is set forth below as required by Section 953(b) of Dodd-Frank and the applicable rules of the SEC.

•	The median of the annual total compensation of all of Sparton’s employees (other than Mr. Hartnett) was $41,413.

•

The annual total compensation of Mr. Hartnett as reported in the “Total” column of the Summary Compensation Table in this Form 10K/A which was calculated in accordance with Item 402(c) of Regulation S-K was $1,052,210.

The CEO’s annual total compensation is twenty-five times or 25:1 the median annual total compensation of all employees. The methodology used to establish the median employee was to compile the data from the Sparton payroll systems. The date selected for the purpose of median employee calculations was May 25, 2018. Sparton had a total of 1,400 U.S. employees and 171 non-U.S. employees, including 155 employees in Vietnam and 16 employees in Canada as of such date. The only exclusion to the employee population in the calculation of the pay ratio was the Woodbridge Canada facility that employs a total of 16 employees who were excluded under the 5% de minimis exemption for non-U.S. employees. All other employees except the CEO were included in the median population. The pay ratio reported by other companies may not be comparable to the pay ratio reported by us, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their pay ratios.

Key Features of Our 2018 Executive Compensation Program

What We Do

Align CEO Pay with Company Performance:

Our CEO’s direct compensation is aligned with revenue growth and profitability (other than base salary and retention bonus during the potential sale of the Company).

Review Named Executive Officer Pay against Peers’ Executive Officer Pay:

In fiscal year 2016, a reputable executive compensation consultant, Meridian Compensation Partners, LLC, was engaged to provide the Committee with broad market-based compensation data of peer group companies based on Committee-selected criteria to permit the Committee to analyze whether the total compensation of the Name Executive Officers is competitive. In fiscal year 2017, in light of the potential sale of the Company, the Committee did not engage Meridian, however, the committee continued to refer to data previously provided by Meridian.

Use Long-Term Incentives to Link a Significant Portion of All Current Named Executive Officer Pay to Company Performance:

Historically, 33% of annual pay for our Named Executive Officers has been linked to either our long term Valuation Index or stock options related to vesting of awards granted under our 2010 LTIP. The components and calculations of these programs correlate directly to the profitability growth of the Company. The Deferred Compensation Plan adopted in fiscal 2014, as amended, permits participants to defer certain aspects of their compensation, creating additional incentive to focus on long-term planning. In light of the potential sale of the Company, no LTIP awards were granted; rather, the Company paid retention bonuses to certain executives and key employees, including the Named Executive Officers.

Balance Short-Term and Long-Term Incentives:

The incentive programs provide an appropriate balance of annual and long-term incentives and include multiple measures of financial performance.

Cap Short Term Incentive Awards:

Awards under our annual Short Term Incentive Plan are capped at 200% of target.

Mitigate Excessive Risk-taking Behaviors by Named Executive Officers:

Our executive compensation program includes features that reduce the possibility of our Named Executive Officers, either individually or as a group, making excessively risky business decisions that could maximize short-term results at the expense of long-term value.

What We Don’t Do

Determine Named Executive Officer Pay based only on External Market Compensation Data:

The Committee and Board of Directors have approved compensation for our Named Executive Officers both above and below the external market data points. These decisions are individually based upon job scope, job performance, years of related work experience, annual company performance, and our talent attraction and retention strategies.

No Hedging of Company Stock:

Our Named Executive Officers are prohibited from hedging their company stock.

No Tax Gross Ups:

We do not provide tax reimbursements unless they are provided pursuant to our standard relocation practices.

Require Named Executive Officers to Maintain Stock Ownership:

Under our guidelines, the Chief Executive Officer of the Company must attain stock ownership equal to 300% of base salary and the other Named Executive Officers must attain stock ownership equal to 150% of base salary, in each case within 5 years of LTIP eligibility. As a result of the potential sale of the Company, executive officers have been prohibited from acquiring or disposing of Company stock. In fiscal year 2018, Mr. Madlock did not meet the stock ownership guidelines.

Authorize the Board of Directors to Recoup Executive Compensation:

In connection with any restatement of the Company’s financial statements due to material noncompliance by the Company with any financial reporting requirements under applicable securities laws, it is the policy of the Board of Directors to require forfeiture by current and former executive officers of incentive based compensation in accordance with applicable laws, rules and regulations.

Discourage Pledging of Company Stock:

Under our Insider Trading Policy, certain of our employees and consultants, including executive officers, and members of our Board of Directors, are prohibited from pledging shares of our capital stock without first obtaining pre-clearance of the transaction from our Compliance Officer. None of these covered individuals have pledged their stock.

Provide Retention Bonuses to Retain Employees During the Merger Process

The Company would pay certain executives and key employees, including the Company’s Principal Financial Officer and Named Executive Officers, a retention bonus, provided that the recipient remains continuously employed with the Company until the earliest of certain criteria. Retention bonuses would only be paid if a sale of the Company is not consummated.

Compensation Philosophy and Objectives

Guiding Principles

Our compensation philosophy has the objective of fair, competitive and performance-based compensation of our management team, including the Named Executive Officers. We believe that the total compensation of management should be aligned with our performance. While the specific programs may be modified from year to year, our compensation philosophy is consistent in aligning compensation to the attainment of our corporate strategy. The Committee seeks to reward performance with cost-effective compensation that aligns employee efforts with our corporate strategy through adherence to the following compensation policies:

•

Total compensation should strengthen the relationship between pay and performance by including and emphasizing variable, at-risk compensation that is dependent on achieving specific corporate, business function, and/or individual performance goals.

•	An element of pay should be long-term incentives to align management interests with those of our shareholders.

•	An element of pay should also be short-term incentives to reward performance in the subject fiscal year based on achievement of our annual performance goals.

•	Total compensation opportunities should enhance our ability to attract, retain and develop knowledgeable and experienced executives.

•

Total compensation should be competitive in the marketplace based on a review of similarly sized manufacturers and identified peer companies and the comparable compensation paid to executives of such similarly sized manufacturers and peer companies.

Our overall compensation philosophy is generally to pay our employees, including Named Executive Officers, competitively based on market data and commensurate with our performance. The market data includes information such as salary reports for the manufacturing industry generally and specifically for peer companies. The Committee and Board of Directors, with input from management, use the market data points to determine what fair and reasonable compensation would be based on our performance. The Committee also consults with management, and outside accounting and legal advisors as appropriate. The Committee and Board of Directors have approved compensation to our management both above and below the market data points. See the narrative discussion below for a detailed discussion of our long-term and short-term incentive plans.

Importance of Our Corporate Values

The Sparton Corporate Values guide us in fulfilling our responsibilities to our customers, employees, communities, and shareholders.

Sparton Corporate Values

•	Performance Excellence: We demand performance excellence in all that we do.

•	Integrity: We demand integrity of ourselves, our products, and our services.

•	Teamwork & Accountability: We foster growth and success in an environment of teamwork, collaboration, empowerment, and accountability.

•	Growth: We develop long term, trusting relationships to ensure mutually profitable growth.

•	Safety: We will maintain a safe and environmentally sound workplace.

•	Citizenship: We will be good corporate citizens in the communities in which we reside.

In assessing our Named Executive Officers’ contributions to Sparton’s performance, the Committee not only looks to results-oriented measures of performance, but also considers how those results were achieved – whether the decisions and actions leading to the results were consistent with the values embodied in our Corporate Values – and the long-term impact of a Named Executive Officer’s decisions. Corporate Values-based behavior is not something that can be precisely measured; thus, there is no formula for how Corporate Values-based behavior can, or will, impact an executive’s compensation. The Committee and the CEO use their judgment and experience to evaluate whether an executive’s actions were aligned with our Corporate Values.

How We Make Compensation Decisions

Role of the Compensation Committee

The Committee is comprised of three independent directors, as defined under the rules of the NYSE. The Committee is responsible for the review and approval of all aspects of our executive compensation program. Among its duties, the Committee is responsible for formulating the compensation recommendations for our CEO and non-CEO executive officers. The recommendation of the Committee must be approved, with respect to the CEO, by the independent directors of the Board of Directors, and with respect to the non-CEO executive officers, by the full Board of Directors. In addition, the Committee:

•	Reviews our incentive and compensation plans and programs;

•	Evaluates annually the CEO’s and non-Executive Officers’ compensation levels and payouts against various financial and non-financial measures.

The Committee is supported in its work by our CEO and Compensation Consultants, as described below.

The Committee’s charter, which sets out its duties and responsibilities and addresses other matters, can be found on our website at www.sparton.com.

Role of the Chief Executive Officer

Each year our CEO makes recommendations with respect to the compensation of our non-CEO executive officers and our Committee reviews these recommendations with the CEO and the appropriate human resources personnel. The CEO’s recommendations are based upon his assessment of each executive officer’s performance, the performance of the individual executive officer’s respective business or function, and employee retention considerations. Our Committee reviews the CEO’s recommendations, and approves any compensation changes affecting our executive officers as it determines in its sole discretion. Our CEO does not play any role with respect to any matter affecting his own compensation.

Peer Companies

Our executive compensation package is designed to be competitive in the market and commensurate with our performance. In making compensation decisions, we analyze executive compensation paid at selected peer companies. In fiscal year 2016, Meridian provided our Committee with a list of potential peer companies based on their 8 digit GICS codes, revenue, and market cap. The Committee reviewed this list and then selected the peer companies it believes are most comparable to us. The Committee then requested that Meridian provide it with compensation information, including incentive awards, from such peer companies. In fiscal year 2018, the Committee did not engage Meridian, but continued to use certain of the previously provided data and other appropriate compensation information in making compensation decisions. In reviewing such data, the Company revised the list of peer companies based on certain changes in the ownership and business focus of those companies since its prior assessment. The annual revenues of the peer companies during their most recent fiscal year ranged from $82 million to $1,462 million, with the median revenue being $377 million. Our annual revenue for fiscal year 2018 was $375 million.

The Committee uses the data obtained from Meridian, proxy statements of peer companies, and broad-based market driven compensation surveys published from time to time by national human resources consulting firms, together with other information, to assist it in determining the compensation of the Named Executive Officers. The Committee does not target compensation to any specific percentile paid by such peer or other companies, but rather considers compensation of peer and such other companies as one of the factors in making compensation decisions. As noted, the Committee approves compensation to the Named Executive Officers both above and below market data points.

For 2018 executive compensation, our peer companies were:

• AeroVironment, Inc	• Kimball Electronics, Inc.
• AngioDynamics Inc	• Maxwell Technologies, Inc.
• Astronics Corporation	• Raven Industries Inc.
• CTS Corporation	• Sigmatron International, Inc.
• Ducommun Inc.	• SMTC Corporation
• Integer Holdings Corporation	• Sypris Solutions, Inc.
• Key Tronic Corporation	• Universal Electronics Inc.

Elements of Compensation

The key elements of our executive compensation program are base salary, short-term (annual) incentive and long-term (multi-year) incentive compensation. These elements are addressed separately below.

The Committee does not exclusively use mathematical formulas to determine compensation. In setting each element of compensation, the Committee considers all elements of an executive’s total compensation package, including base salary, incentive compensation, and the value of benefits.

The following table includes various elements of our executive compensation program, the primary purpose of each element, and form of compensation for each element.

Element	Primary Purpose	Form of Compensation

Base Salary	To provide base compensation for the day to day performance of job responsibilities	Cash

Short-Term Incentives	To reward performance during the current fiscal year based on the achievement of annual performance goals	Cash (STIP, described under STIP Generally, below)

Bonuses	To reward individual performance based on evaluation by, and in discretion of, the Committee	Cash

Retention Bonuses	To retain certain executives and key employees	Cash and stock-based compensation

Long-Term Incentives	To reward improvement in our long term performance, thereby aligning with the financial interests of our shareholders	Stock-based compensation, e.g., options, restricted stock awards and restricted stock units (2010 LTIP, described under 2010 LTIP, below)

Other Executive Benefits	To provide a broad-based executive compensation program for executive attraction, retention, retirement and health	Retirement programs, health and welfare programs, employee benefit plans, change of control provisions, programs and arrangements generally available to all employees and limited perquisites (see below).

The following is a narrative description of each of the key elements of our executive compensation programs.

Base Salaries

A competitive base salary provides the foundation for a total compensation package required to attract, retain, and motivate executive officers and other members of management, including the Named Executive Officers, in alignment with our business strategies. The Committee reviews the proposed annual base salaries for executive officers and management (including the Named Executive Officers other than the Chief Executive Officer) with the Chief Executive Officer and the appropriate human resources personnel, and with modifications considered appropriate, provides a recommendation to the Board of Directors for its approval. The Committee independently reviews and sets base salary for the Chief Executive Officer, subject to the approval of the independent members of the Board of Directors.

Base salaries are initially premised upon the responsibilities of each Named Executive Officer and may be further adjusted based on market surveys and related data, including individual experience levels and performance judgments as to the past and expected future contributions of the applicable Named Executive Officer. The Committee reviews each Named Executive Officer’s base salary annually.

Short-Term Incentives

STIP Generally

On June 26, 2009, the Board of Directors approved and adopted the Sparton Short-Term Incentive Plan (the “STIP”). The STIP did not require shareholder approval. On April 28, 2016, the Board of Directors approved and adopted the First Amendment to the STIP, which provides for pro rata payment of awards to certain employees upon a change of control, as defined in the Amendment. The purpose of the STIP is to increase shareholder value and ensure our success by motivating participants to achieve all defined financial and operating goals and strategic objectives of the business in line with our corporate strategy. The STIP is further intended to attract and retain key employees essential to the success of the business and to provide competitive compensation programs consistent with market competitive pay practices.

The Committee has been appointed by the Board of Directors to administer the STIP. The Committee, with the approval of the Board of Directors, annually selects our executive or key employees, including Named Executive Officers, to be participants in the STIP. The first annual performance period for which awards under the STIP were made was fiscal year 2010.

The Board of Directors, in its sole discretion, may amend or terminate the STIP, or any part thereof, at any time and for any reason. The amendment, suspension or termination of the STIP will not, without the consent of the participant, alter or impair any rights or obligations under any actual incentive award previously earned by such participant. No award may be granted during any period of suspension or after termination of the STIP. The STIP will remain in effect until terminated.

As discussed above, our overall compensation philosophy, including with respect to awards under the STIP, is generally to pay our employees competitively based on market data, and commensurate with our performance which is aligned to achieve our corporate strategy. Working together, the Committee along with the Chief Executive Officer and the appropriate human resources personnel, reviews the individual incentive plans and awards to be made to executives and key employees under the STIP (other than the Chief Executive Officer, whose awards are only reviewed by the Committee). The recommendations of the Committee are subject to approval of the Board of Directors.

How Awards Are Determined Under the STIP

The Committee, subject to approval by the Board of Directors, establishes an individual target award for each participant equal to a percentage of such participant’s salary. The Chief Executive Officer (other than with respect to himself) and the appropriate human resources personnel, recommend, and the Committee, in its sole discretion, considers, determines and approves the performance goals and objectives applicable to any actual incentive award. The performance goals and objectives are driven by achievement of our corporate strategy and may be on the basis of any performance factors the Committee determines relevant, including individual, business unit or Company-wide performance. Failure to meet the performance goals and objectives of the annual performance period will result in the participant’s failure to earn the actual incentive award, except as otherwise determined by the Committee. Actual incentive award payments will be determined, based on verified achievement levels of established performance goals and objectives for the annual performance period, by the Committee and approved by the Board of Directors.

For each annual performance period, the Committee, subject to approval by the Board of Directors, establishes an incentive award pool (the “STIP Pool”) based on achievement of the financial objectives. Payment of each actual incentive award is made as soon as practicable as determined by the Committee after the completion of the independent audit and filing of the Annual Report on Form 10-K for the annual performance period during which the actual performance award was earned. Unless otherwise determined by the Committee, to receive payment of an actual incentive award, a participant must be employed by the Company or any affiliate on the last day of the annual performance period, and, subject to certain exceptions in the event of a participant’s death or disability, on the date of payment of the actual incentive award. Actual incentive awards are paid from the incentive award pool in cash in a single lump sum. The Committee may, in its sole discretion, grant an award for an extraordinary individual contribution which substantially benefits the Company but is not reflected in the achievement of a participant’s individual goals.

2018 STIP Awards

The Committee, with the approval of the Board of Directors, selected 87 key employees, including certain of the Named Executive Officers, to be participants in the STIP for the annual performance period ending July 1, 2018 and established target awards for that period in line with our corporate strategy based on EBITDA and Net Sales (each term as defined below) and personal objectives, the funding for which came from the STIP Pool. The individual target award percentages for these participants ranged from 10% to 45% of a participant’s base salary. These components were weighted separately for each participant. Awards were payable on a graduated scale ranging from a threshold of 50% of the target award for each component up to a maximum of 200% of the target award for that component, subject to availability of funds under the STIP Pool. No award for a component was payable if performance was below the threshold. The STIP Pool for fiscal year 2018 was set at $2,971,354, assuming achievement of 100% of the target financial objective described under “Target for Objectives under the STIP,” below. In addition, the Committee, with the approval of the Board of Directors, guaranteed STIP payments at 100% of targeted award for retention purposes. For the fiscal 2018 STIP awards, the Committee, with the approval of the Board of Directors, recommended and the Company granted a minimum STIP payout to participants equal to 100% of target, with the exception of Mr. Madlock for which this target was set at $120,000 (39% of base salary). In addition, the Committee, with the approval of the Board of Directors, recommended and the Company granted Mr. Hartnett a $450,000 discretionary bonus under the STIP.

Target Awards as a Percentage of Base Salary under the STIP. The following table sets forth the target awards for each of the Named Executive Officers as a percentage of their base salaries for fiscal year 2018:

Named Executive Officer	Target Award as a Percentage of Base Salary
Joseph J. Hartnett	—
Joseph G. McCormack	45%
Gordon B. Madlock	45%
Steven M. Korwin	45%
Michael A. Gaul	40%
Joseph T. Schneider (1)	45%

(1)	Mr. Schneider resigned as Senior Vice President of Sales and Marketing of Sparton Corporation effective April 13, 2018 and as such, did not receive any fiscal 2018 STIP payments.

Target for Objectives under the STIP. The following table sets forth the threshold, target, maximum and actual amounts, in thousands, for each of the objectives for fiscal year 2018:

Objective	Threshold	Target	Maximum	Actual
Company EBITDA (1)	$25,854	$28,411	$33,241	$22,704
Company Net Sales (2)	$369,516	$389,169	$455,357	$374,990
Group EBITDA (3)	8,258	8,903	10,121	9,871
Group Sales (4)	108,641	114,419	133,879	114,473

(1)	“Company EBITDA” means consolidated earnings of the Company before interest, provision for income taxes, depreciation and amortization, as adjusted for fiscal 2018.
(2)	”Net Sales” means total net sales of the Company generated during fiscal year 2018, as adjusted.
(3)

“Group EBITDA” means total earnings of the medical end market within the Manufacturing & Design Services Segment before interest, provision for income taxes, depreciation and amortization, as adjusted for fiscal 2018.

(4)	“Group Sales” means total gross sales generated by the medical end market within the Manufacturing & Design Services Segment the during fiscal year 2018, as adjusted.

STIP Targets and Actual Awards. The following table sets forth the objectives for each Named Executive Officer under the STIP, the percentage of each objective as related to the total potential award under the STIP, and the threshold, target, maximum and actual STIP awards for each Named Executive Officer:

Named Executive Officer	Objectives	Percentage of Total Award	Threshold	Target	Maximum	Actual
Joseph J. Hartnett (1)		—	—	—	—	$450,000
Joseph G McCormack (2)	Company EBITDA	75%	$56,531	113,062	$226,124	150,000
	Company Net Sales	25%	18,844	37,688	75,376	—
Gordon B. Madlock (2)	Company EBITDA	75%	51,483	102,965	205,930	120,000
	Company Net Sales	25%	17,161	34,322	68,644	—
Steven M. Korwin (2)	Company EBITDA	75%	44,669	89,337	178,674	120,000
	Company Net Sales	25%	14,890	29,779	59,558	—
Michael A. Gaul	Company EBITDA	20%	9,168	18,335	36,670	—
	Group EBITDA	55%	25,212	50,423	100,846	90,956
	Group Sales	25%	11,460	22,920	45,840	23,099
Joseph Schneider (3)	Company Net Sales	75%	44,719	89,437	178,874	N/A
	Company EBITDA	25%	14,907	29,813	59,626	N/A

(1)

As Interim President and CEO, Mr. Hartnett does not participate in the STIP based on EBITDA and Net Sales targets. However, in fiscal year 2018 the independent directors on the Board of Directors approved a discretionary bonus of $450,000 under the STIP for Mr. Hartnett.

(2)	Messrs. McCormack, Madlock and Korwin earned $22,612, $20,593 and $17,867, respectively. Actual payouts were $150,000, $120,000 and $120,000, respectively due to guaranteed minimum STIP payments.
(3)	Mr. Schneider resigned as Senior Vice President of Sales and Marketing of the Company effective April 13, 2018 and as a result, did not earn any amount under the STIP.

The actual payout for all fiscal 2018 STIP participants was $3,004,830. The actual payout was based upon the greater of (i) actual STIP earned or (ii) 100% of targeted STIP.

Fiscal Year 2019 STIP Awards

On August 22, 2018, the Committee, with the approval of the Board of Directors, approved financial targets for awards for fiscal year 2019 under the STIP for the Named Executive Officers. The awards are based on achieving targets for EBITDA and Net Sales for fiscal year 2019. The STIP Pool for the Company for fiscal year 2019 was set at $2,539,139, assuming achievement of 100% of the targets by all participating key employees. For retention purposes, the participants, including named executive officers, are guaranteed a minimum payout of 100% of target if they remain employed by the Company in September 2019. Targets for Messrs. McCormack, Madlock and Korwin were set at $150,000, $120,000 and $120,000, respectively. Additionally, if the Company is sold during fiscal 2019, participants would be paid 50% of the targeted STIP if they are employed by the Company at the time of sale. Additional detail regarding such awards, including actual awards in fiscal year 2019, will be included in the next annual proxy statement.

Fiscal Year 2017 STIP Awards

For fiscal 2017 STIP awards, non-executive participants were paid 100% of the target awards as a retention measure. As a result, additional STIP awards in the amount of $745,000 were paid in fiscal 2018.

Bonuses

The Committee may recommend bonuses in addition to or in lieu of bonuses earned under the STIP based on the Committee’s evaluation of the individual performance and level of responsibility of the Named Executive Officers and other members of management. In determining discretionary annual incentive bonuses for the Named Executive Officers, the Committee evaluates the Chief Executive Officer’s recommendations based on individual performance. The Committee independently evaluates the individual performance of the Chief Executive Officer. The results of those evaluations are used by the Committee to recommend bonuses for the Named Executive Officers to the Board of Directors.

Retention Bonuses

On April 25, 2018, the Committee, with the approval of the Board of Directors, approved and adopted a cash retention bonus pool. Under the arrangement, the Company will pay certain executives and key employees a cash retention bonus, in the event that the participant remains continuously employed with the Company and there is no Change in Control (as defined in the 2010 LTIP) prior to September 14, 2019 or earlier in the event the participant is involuntarily terminated after June 30, 2018.

Participants employed on or after June 30, 2018 and involuntarily terminated prior to September 14, 2019 will be entitled to 50% of the approved cash retention bonus plus a pro rata portion of the remaining 50%. Each participant’s pro rata portion will be equal to the number of full calendar months that have elapsed during the period June 30, 2018 through August 31, 2019, including the calendar month in which the termination occurs, divided by 14 (which is the number of calendar months occurring during the period June 30, 2018 through August 31, 2019).

Participants who remain employed by the Company through September 14, 2019 will receive payment on that date or within 14 days of involuntary termination if termination occurs during the period June 30, 2018 through September 14, 2019.

Participants in the arrangement include the Principal Financial Officer and certain of the Named Executive Officers. For a description of the amounts of potential retention bonuses due to the Principal Financial Officer and certain of the Named Executive Officers, see “Employment Agreements and Potential Payments upon Termination or Change in Control” below.

Long-Term Incentives

Our long-term incentive program historically involved the grant of restricted stock. During fiscal year 2015, the Committee worked with Meridian to better align the types of equity awarded under the 2010 LTIP with the market, and recommended to the Board of Directors that future awards include a mix of restricted stock units and options. The grants are designed to (i) align the interest of our key employees with our shareholders through the employees’ ownership of equity, (ii) accomplish our corporate strategy by requiring the vesting of such awards to be tied to the achievement of certain performance goals, and (iii) encourage the long-term employment of key employees.

Due to the potential sale of the Company, no awards under the 2010 LTIP were made for the 2018 fiscal year.

The Company annually reviews the long-term incentive elements of its compensation package, including the beneficial and detrimental aspects of particular compensation components such as restricted stock awards and stock options, to determine the continuing efficacy of such programs.

2010 LTIP

In keeping with our philosophy of providing a total compensation package that includes long-term incentives, the total compensation package of our key employees, including our Named Executive Officers, may include restricted stock, stock options, restricted stock units and/or cash under the Sparton Corporation 2010 Long-Term Stock Incentive Plan, as amended (the “2010 LTIP”). On August 20, 2014, the Board of Directors approved an amendment to the 2010 LTIP to permit awards of restricted stock units. The Company previously awarded long-term incentives under the Sparton Corporation Stock Incentive Plan, as amended in October 2001 (the “2001 SIP”), but as of October 2011 the Company was no longer permitted to make new awards under the 2001 SIP.

The total number of shares that may be awarded under the 2010 LTIP is 1,000,000 shares of common stock, 557,141 of which remain available for awards as of the date hereof. To the extent that any award is forfeited, terminates, expires or lapses without exercise or settlement under the 2010 LTIP, the shares subject to such awards forfeited or not delivered as a result thereof will again be available for awards under the 2010 LTIP.

As previously discussed during fiscal year 2018, we did not grant any awards under the 2010 LTIP.

The restricted stock units previously granted vest in four equal annual installments, with the first installment commencing one year after the awards are made, with the exception of a grant of 25,000 restricted stock units to Joseph Hartnett on August 8, 2016 that vested upon the earliest of (i) a change of control, (ii) Sparton’s appointment of a permanent chief executive officer, (iii) Sparton’s termination of Mr. Hartnett without cause, and (iv) March 1, 2017. Of the restricted stock unit awards that were granted in fiscal years 2015, 2016 and 2017, as of July 1, 2018 none of those units have vested, other than the award to Mr. Hartnett. Other than the award to Mr. Hartnett, the restricted stock unit awards are performance based in that vesting is dependent upon achievement of the Valuation Index. The stock options also vest in four equal annual installments, with the first installment commencing one year after the awards are made other than 24,808 stock options awarded in fiscal 2015 that vest in three equal annual installments, with the first installment commencing one year after the awards are made. Of the stock options that were granted in fiscal years 2015, 2016 and 2017, as of July 1, 2018, 175,233 of the option shares have been forfeited and 47,625 of the options have vested. The stock option awards are time-based only and are not based on achieving the Valuation Index.

Prior to fiscal year 2015, restricted stock awards (and no restricted stock units or stock options) were granted in fiscal years 2010, 2012, 2013 and 2014 under the 2010 LTIP and the 2001 SIP and, as of July 1, 2018, 199,805 of those shares have vested.

In order for the recipient’s restricted stock, restricted stock units and/or option shares to vest, he or she must be an employee when the Annual Report on Form 10-K is filed for the applicable year. See footnote 1 under “Table – Potential Payments upon Termination or Change in Control,” for a description of acceleration of vesting under the 2010 LTIP upon a termination or change in control as determined at the discretion of the Committee.

The Valuation Index is based on a formula determined by the Committee in consultation with Meridian which incorporates various financial metrics which the Committee believes are critical to improving our long term enterprise value and increasing shareholder value, including EBITDA, cash, outstanding debt, dividends, and the weighted average of outstanding shares of our common stock. The target Valuation Index increases in each of the four annual vesting periods based on a growth rate determined by the Committee. Should we fail to achieve the required Valuation Index in any of the respective periods, the awards allow for vesting in subsequent years should we achieve certain future Valuation Index targets.

We designed the Valuation Index growth rates to reflect an aggressive, but reasonably achievable, increase in enterprise value over the previous fiscal year. Based upon the fiscal year 2018 financial results and resulting Valuation Index calculations, the following vesting has occurred in the LTIP program:

•	2014 – Valuation Index was not achieved and therefore the second, third and fourth installments of the awards that were granted in fiscal year 2014 did not vest, and were permanently forfeited.

•

2015 – Valuation Index was not achieved and therefore the first, second and third installments of the awards that were granted in fiscal year 2015 did not vest, and vesting for those installments was deferred. The second installment of the option awards did vest (note that they are time-based only and not based on achieving the Valuation Index).

•

2016 – Valuation Index was not achieved for restricted stock units awarded in 2016 and therefore the first and second installments of the restricted stock unit awards did not vest, and vesting for those installments was deferred. The first installment of the option awards did vest (note that they are time-based only and are not based on achieving the Valuation Index).

•

2017 – Valuation index was not achieved for restricted stock units awarded in 2017 and therefore the first installment of the restricted stock units did not vest, and vesting for that installment was deferred. There were no option awards granted in 2017.

•	2018 – No awards granted.

Fiscal Year 2019 Awards under the 2010 LTIP

For the 2019 fiscal year, awards will be made under the 2010 LTIP only in the event of a termination of the exploration of a sale of the Company. Such awards would be time-based over a 2 year period with 50% earned in June 2019 and 50% in June 2020. The number of shares to be granted would be based on the fair market value of our shares determined two (2) days after an announcement of the termination of the sales process. The amount of the awards were determined by the Committee, with input from the Chief Executive Officer, and after taking into account market data, responsibilities and performance of an executive, our consolidated financial projections, business unit financial projections, and the potential sale of the Company, recommended, for Board of Directors approval, a dollar value award for certain executives which will be payable in restricted stock units.

Allocation of Compensation Components

We use a balanced approach in compensating company executives, combining fixed and performance-based compensation, annual and long-term compensation, and cash and equity compensation. The Committee determines the appropriate balance, as approved by the Board of Directors, based upon careful consideration, including consideration of market data provided by independent compensation consultants. We do not have a specific policy for allocation of compensation components. The following chart sets forth the allocation of compensation components for the Named Executive Officers for fiscal year 2018, using fixed salary, cash-based discretionary and retention awards, stock awards, incentive components at target, and grant date fair values of restricted stock units as of July 1, 2018:

For fiscal year 2018, 22% of the compensation components for the Named Executive Officers (other than the Interim Chief Executive Officer) were variable and tied to performance.

Mr. Schneider resigned as Senior Vice President, Sales and Marketing of the Company effective April 13, 2018.

Post-Employment Compensation

Retirement Plans

We maintain a 401(k) plan that is available to substantially all U.S. employees of the Company, including Named Executive Officers. The Company also maintains a defined benefit plan, however, participation in the plan was frozen effective April 1, 2009. None of the Named Executive Officers are participants in our defined benefit plan as it was frozen prior to the time that they would have become eligible to participate.

Severance and Change in Control Arrangements

To enable us to offer competitive total compensation packages to our executive officers, as well as to ensure the on-going retention of these individuals when considering potential takeovers that may create uncertainty as to their future employment with us, we offer certain post-employment payments and benefits to our executive officers, including the Named Executive Officers, upon the occurrence of certain specified events.

A more detailed discussion of the retirement plans and severance and change in control arrangements are discussed under “Other Benefit Plans” and “Employment Agreements and Potential Payments Upon Termination or Change in Control” below.

Perquisites and Other Personal Benefits

We do not currently provide our executive officers, including the Named Executive Officers, with perquisites or other personal benefits including vehicle allowances. These are disclosed in the “2018 Summary Compensation Table” set forth below. We do not provide tax reimbursement or any other tax payments to any of our executive officers other than those pursuant to our standard relocation practices.

Other Compensation Policies

In addition to the other components of our executive compensation program, we maintain the compensation policies described below. These policies are consistent with evolving best practices.

Stock Ownership Guidelines

In fiscal year 2014, the Board of Directors approved target unrestricted common stock ownership guidelines for management, including Named Executive Officers, as follows: (i) the Chief Executive Officer must attain stock ownership equal to 300% of base salary within five years after eligibility under the LTIP; (ii) the other Named Executive Officers must attain stock ownership equal to 150% of base salary within five years after eligibility under the LTIP; and (iii) the other executive officers must attain stock ownership equal to 100% of base salary (until such time, 50% of all new stock grants, net of voluntary stock forfeitures, must be retained by the applicable executive officer). If any Named Executive Officer’s target is not met within five years, 50% of such Named Executive Officer’s payment under the STIP will be paid in common stock until the target is met. As a result of the potential sale of the Company, executive officers have been prohibited from acquiring or disposing of Company stock. As of fiscal year 2018 only Mr. Madlock has not met the stock ownership guidelines.

Policies on Hedging and Pledging

Under our Insider Trading Policy, all employees, including Named Executive Officers and members of our Board of Directors, are prohibited in engagement in any hedging transactions with respect to our securities. Also under our Insider Trading Policy certain of our employees and consultants, including executive officers and members of our Board of Directors, are prohibited from pledging shares of our securities without first obtaining pre-clearance from our Compliance Officer. None of these covered individuals have pledged their stock.

Clawback Policy

In connection with any restatement of the Company’s financial statements due to material noncompliance by the Company with any financial reporting requirements under applicable securities laws, it is the policy of the Board of Directors to require forfeiture by current and former executive officers of incentive-based compensation in accordance with applicable laws, rules and regulations. No amounts were required to be clawed back during fiscal year 2018.

Further, under the 2010 LTIP, an award of restricted stock or options may be cancelled or suspended under certain circumstances, including: (1) commission of fraud, embezzlement or a felony; (2) disclosure of confidential information or trade secrets; (3) termination for cause; (4) active engagement in a business that competes with the Company, a subsidiary or an affiliate; and (5) engaging in conduct that adversely affects the Company, a subsidiary or an affiliate.

Impact of Tax Policies

Deductibility of Executive Compensation

It is our policy to structure and administer our long-term incentive compensation plans for our Named Executive Officers to maximize the tax deductibility of the payments as “performance-based compensation” under Section 162(m) to the extent practicable. In 2018, all such performance-based compensation was deductible to the Company. The Committee may provide compensation that is not tax deductible to the Company if it determines that such action is appropriate.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis section of this Form 10-K/A (the “CD&A”) for the fiscal year ended July 1, 2018, which appears above. Based on the review and discussions referred to in the preceding sentence, the Compensation Committee recommended to the Board of Directors that the CD&A be included in this Form 10-K/A and in the Proxy Statement to be distributed to shareholders in connection with the Company’s 2018 annual meeting.

The Compensation Committee

David P. Molfenter, Chairman

Charles R. Kummeth

Frank A. Wilson

Executive Compensation

2018 Summary Compensation Table

The following table contains information pertaining to the annual compensation of the Named Executive Officers for fiscal years 2018, 2017, and 2016:

Name and Principal Position of Named Executive Officer	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($) (3)		Option Awards ($) (3)		Non-Equity Incentive Plan Compensation ($) (4)		All Other Compensation ($)		Total ($)
Joseph J. Hartnett (1) Interim President and Chief Executive Officer	2018	600,000	—		—		—		450,000	(12)	2,210	(9)	1,052,210
	2017	600,000	200,000		543,000	(5)	—		—		2,077	(9)	1,345,077
	2016	221,538	—		75,007	(7)	—		—		63,833	(7)	360,378
Joseph G. McCormack Senior Vice President and Chief Financial Officer	2018	335,000	200,000	(11)	—		—		150,000		6,530	(9)	691,530
	2017	335,000	170,964		299,978	(6)	—		29,036		10,938	(9)	845,916
	2016	264,135	—		267,999	(6)	131,989	(6)	—		217,593	(8)	881,716
Gordon B. Madlock Senior Vice President, Operations	2018	305,083	195,000	(11)	—		—		120,000		10,658	(9)	630,651
	2017	305,083	37,500		112,480	(6)	—		26,443		9,418	(9)	490,924
	2016	303,374	—		133,999	(6)	65,995	(6)	—		9,769	(9)	513,137
Joseph T. Schneider (2) Senior Vice President, Sales and Marketing	2018	219,135	—		—		—		—		40,146	(9)	259,281
	2017	265,000	37,500		112,480	(6)	—		68,906		9,043	(9)	492,929
	2016	265,000	—		100,505	(6)	49,492	(6)	—		8,940	(9)	423,937
Steven M. Korwin Senior Vice President, Quality and Engineering	2018	264,702	155,000	(11)	—		—		120,000		9,598	(9)	549,300
	2017	264,702	37,500		112,480	(6)	—		22,943		8,535	(9)	446,160
	2016	263,219	—		119,267	(6)	58,736	(6)	—		8,486	(9)	449,708
Michael A. Gaul (10) Group Vice President, Manufacturing and Design Services	2018	229,196	107,500	(11)					114,055		7,109	(9)	457,860

(1)	Mr. Hartnett’s employment with the Company began on February 5, 2016. Prior to that date, he served as the Chairman of the Board of Directors of the Company.
(2)

Mr. Schneider resigned as Senior Vice President of Sales and Marketing of the Company effective April 13, 2018. Mr. Schneider was entitled to exercise any outstanding Company stock options previously awarded to him that were exercisable immediately prior to his resignation until the earlier of (i) the expiration of the 90 day period following his resignation, or (ii) the expiration of the stock option’s term. Mr. Schneider did not exercise any options. Under applicable provisions of the Company’s equity plans and Mr. Schneider’s award agreements, all unvested stock options, restricted stock, and restricted stock units held by Mr. Schneider were forfeited upon Mr. Schneider’s resignation.

(3)

The amounts set forth in this Form 10-K/A are the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Topic 718, “Compensation—Stock Compensation” (“ASC Topic 718”), pursuant to Item 402 of Regulation S-K. For a discussion of the assumptions used to calculate these amounts, see Note 14, Stock-Based Compensation, of the “Notes to Consolidated Financial Statements” in this Form 10-K/A.

(4)	The amounts shown in this column are awards under the Company’s STIP.
(5)

On August 8, 2016, the independent directors on the Board of Directors approved a grant of 25,000 restricted stock units to Mr. Hartnett under the LTIP as a retention bonus. The 25,000 restricted stock units vested upon the earliest of (i) a change of control, (ii) Sparton’s appointment of a permanent chief executive officer, (iii) Sparton’s termination of Mr. Hartnett without cause, and (iv) March 1, 2017. The 25,000 restricted stock units vested on March 1, 2017.

(6)

The restricted stock units vest in four equal installments commencing one year from the date of grant, subject to achievement of certain performance metrics that are based on the audited financial statements of the Company. No grants of restricted stock units were made in fiscal year 2018.

(7)

The amount represents compensation received by Mr. Hartnett as Chairman of the Board of Directors in fiscal year 2016 prior to his appointment as Interim President and CEO. Mr. Hartnett received no compensation for board services rendered after his appointment. Mr. Hartnett received $63,833 in cash compensation for his service on the board, and 3,284 shares of common stock of the Company, valued at $75,007.

(8)

The amount represents payments of $210,000 made to Mr. McCormack for consulting services provided to the Company during fiscal year 2016, prior to his employment as Chief Financial Officer on September 7, 2016, and amounts for 401(k) Plan matching and life insurance premium payments.

(9)

The amount represents 401(k) Plan match, life insurance premium payments and cellphone stipends (for fiscal year 2018 only), except for Mr. Hartnett who did not receive life insurance premium payments.

(10)	Mr. Gaul became a Named Executive Officer at the end of fiscal year 2018 upon Mr. Schneider’s resignation.
(11)

These bonus amounts are retention-related and were earned as of the end of fiscal year 2018, but cannot be paid until the earlier of (i) September 14, 2019 or (ii) the involuntary termination of the Named Executive Officer prior to September 14, 2019.

(12)	This amount is a discretionary bonus awarded under the STIP. There is no performance to occur over a specified period in connection with the bonus award.

Compensation Committee Interlocks and Insider Participation

All members of the Compensation Committee during fiscal year 2018, namely Messrs. Molfenter, Kummeth and Wilson were independent directors under NYSE rules then in effect, and no member was an officer or employee, or former officer or employee of the Company or any of its subsidiaries. No Compensation Committee member had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K promulgated by the SEC. During fiscal year 2018, none of our executive officers served on the compensation committee (or its equivalent) or board of directors of another entity whose executive officer served on our Compensation Committee or Board of Directors.

Common Stock Issuable Under Company Equity Compensation Plans

The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of July 1, 2018.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted- average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	173,935	(1)	$10.89	(2)	557,141
Equity compensation plans not approved by security holders	—		—		—

Total	173,935		$10.89		557,141

(1)

The amount represents shares of common stock to be issued upon exercise of options and restricted stock units issued by the Company. There are no other outstanding options, warrants or other rights pursuant to which capital stock of the Company may be issued.

(2)

This figure includes an exercise price of $0 for outstanding restricted stock units, which are exercised for no consideration provided that certain performance criteria are met. The weighted-average exercise price of the outstanding options, warrants, and rights excluding the restricted stock units is $24.29.

Plan-Based Compensation

Equity Compensation Plans Approved by Shareholders

The Company’s shareholders previously approved the 2001 SIP and the 2010 LTIP. The Company uses the 2010 LTIP for stock based incentive awards (the term of the 2001 SIP is expired and no shares are available for issuance under such plan). See above for a description of the 2010 LTIP. As of the date of this Form 10-K/A, 557,141 shares are available for future awards under the 2010 LTIP.

Equity Compensation Plans Not Approved by Shareholders

The Company does not maintain any equity compensation plans not approved by shareholders.

Grants of Plan-Based Awards Table

The following table sets forth information concerning non-equity incentive plan awards made to each of the Named Executive Officers of the Company during fiscal year 2018. There were no equity awards made in fiscal year 2018.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards Target (#)(2)	All Other Stock Awards; Number of Shares of Stock or Units (#)(2)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Joseph J. Hartnett (3)	—	—	—	—	—	—	—
Joseph G McCormack (4)	8/23/2017	75,375	150,750	301,500	—	—	—
Gordon B. Madlock (4)	8/23/2017	68,644	137,287	274,574	—	—	—
Steven M. Korwin (4)	8/23/2017	59,559	119,116	238,232	—	—	—
Michael Gaul (4)	8/23/2017	45,840	91,678	183,356	—	—	—
Joseph Schneider (5)	8/23/2017	59,626	119,250	238,500	—	—	—

(1)

The amounts represent the potential payouts under the Company’s STIP for fiscal 2018 which were approved August 23, 2017 under the various levels. See “STIP Generally” above for a narrative description of the STIP and the performance based objectives upon which the actual STIP awards are based. See the “2018 Summary Compensation Table” for disclosure of the actual STIP awards. See also footnote (4) for a discussion of retention bonuses.

(2)	There were no equity awards granted in fiscal year 2018.
(3)

As Interim President and CEO, Mr. Hartnett does not participate in the STIP based on EBITDA and Net Sales targets. However, in fiscal year 2018 the independent directors on the Board of Directors approved a discretionary bonus of $450,000 under the STIP for Mr. Hartnett.

(4)

On April 25, 2018, the Board of Directors approved and adopted a cash retention bonus pool which is described under “Retention Bonuses.” Subject to the terms of this retention bonus arrangement, in the event of certain involuntary terminations, the Company will pay Mr. McCormack a retention bonus in the amount of up to $400,000, Mr. Madlock a retention bonus in the amount of up to $390,000, Mr. Korwin a retention bonus in the amount of up to $310,000, and Mr. Gaul’s retention bonus in the amount of up to $215,000. As of June 30, 2018, one half of these amounts had been earned by Messrs. McCormack, Madlock, Korwin, and Gaul, but cannot be paid until the earlier of (i) September 14, 2019 or (ii) the Named Executive Officer’s involuntary termination. These amounts are not reflected in the “Target” column above.

(5)	Mr. Schneider resigned as Senior Vice President, Sales and Marketing of the Company effective April 13, 2018.

See “Allocation of Compensation Components” above for detail regarding the amount of salary and bonus in proportion to total compensation.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information about the status of stock and option awards outstanding for the Named Executive Officers as of July 2, 2018:

	Option Awards				Stock Awards
Named Executive Officers	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#) (2)	Equity incentive plan awards: market or pay-out value of unearned shares, units or other rights that have not vested ($) (3)
Joseph J. Hartnett	—	—	—	—	—	—
Joseph G. McCormack	7,810	7,810	23.02	9/10/2025	23,886	453,595
Gordon B. Madlock	5,726	1,909	26.86	9/11/2024	16,206	307,752
	3,906	3,904	23.02	9/10/2025	—	—
Steven M. Korwin	3,826	1,276	26.86	9/11/2024	13,644	259,100
	3,476	3,475	23.02	9/10/2025	—	—
Michael A. Gaul	2,125	709	26.86	9/11/2024	10,380	197,116
	2,441	2,440	23.02	9/10/2025	—	—
Joseph T. Schneider (4)	2,536	—	26.04	7/12/2018	—	—
	2,929	—	23.02	7/12/2018	—	—

(1)	The amounts represent awards of stock options granted in fiscal years 2015 and 2016, as follows:

(a)	15,620 options issued to Mr. McCormack on September 10, 2015 under the 2010 LTIP,

(b)	7,810 options issued to Mr. Madlock on September 10, 2015, and 7,635 options issued to Mr. Madlock on September 11, 2014, both under the 2010 LTIP,

(c)

5,857 options issued to Mr. Schneider on September 10, 2015, and 5,071 options issued to Mr. Schneider on May 26, 2015, both under the 2010 LTIP. 5,463 unvested options were forfeited on April 13, 2018 upon Mr. Schneider’s resignation. The 5,465 exercisable options above were forfeited on July 12, 2018, and

(d)	6,951 options issued to Mr. Korwin on September 10, 2015, and 5,102 options issued to Mr. Korwin on September 11, 2014, both under the 2010 LTIP.

The options vest in four equal installments commencing one year from the date of grant and are time-based only.

(2)	The amounts represent awards of restricted stock units granted in fiscal years 2014-2017, as follows:

(a)	11,642 restricted stock units issued to Mr. McCormack on September 10, 2015, and 12,244 restricted stock units issued to Mr. McCormack on September 8, 2016, both under the 2010 LTIP,

(b)

5,794 restricted stock units issued to Mr. Madlock on September 11, 2014, 5,821 restricted stock units issued to Mr. Madlock on September 10, 2015, and 4,591 restricted stock units issued to Mr. Madlock on September 8, 2016, all under the 2010 LTIP,

(c)

3,872 restricted stock units issued to Mr. Korwin on September 11, 2014, 5,181 restricted stock units issued to Mr. Korwin on September 10 2015, and 4,591 restricted stock units issued to Mr. Korwin on September 8, 2016, all under the 2010 LTIP, and

(d)

2,151 restricted stock units issued to Mr. Gaul on September 11, 2014, 3,638 restricted stock units issued to Mr. Gaul on September 10 2015, and 4,591 restricted stock units issued to Mr. Gaul on September 8, 2016, all under the 2010 LTIP.

The restricted shares and the restricted stock units vest in four equal installments commencing one year from the date of grant, subject to achievement of certain performance metrics that are based on the audited financial statements of the Company.

(3)	The market value is based on the closing market price of the Company as of June 29, 2018, being $18.99 per share.

(4)

Mr. Schneider resigned as Senior Vice President, Sales and Marketing of the Company effective April 13, 2018. All unvested stock options, restricted stock, and restricted stock units held by Mr. Schneider have been forfeited.

Option Exercises and Stock Vested

No options were exercised by the Named Executive Officers in fiscal year 2018 and no restricted stock or restricted stock units of the Named Executive Officers vested during fiscal year 2018.

Other Benefit Plans

401(k) Retirement Plan

The Company maintains a 401(k) Plan that is available to substantially all U.S. employees of the Company. The Company matches 50% of each participant’s voluntary contribution up to 6% of the participant’s compensation and: (i) for contributions prior to January 1, 2011, a participant will vest ratably over a 5-year period in the matching contributions and (ii) for contributions as of and after January 1, 2011, the participant vests immediately in the matching contributions. At the election of the participant, both employer and employee contributions may be invested in any of the available investment options under the plan, which election options include the Company’s common stock.

Qualified Defined Benefit Plan

The pension plan is a defined benefit plan covering substantially all U.S. employees of the Company that were eligible employees prior to the date that participation in the plan was frozen (described below). In fiscal year 2013, the Company made contributions to the pension plan in the aggregate amount of $0.2 million in order to satisfy funding requirements. Effective April 1, 2009, the Company notified employees that it would freeze participation and the accrual of benefits in the plan. The Named Executive Officers are not participants in the Company’s defined benefit plan because participation and the accrual of benefits were frozen as of April 1, 2009, prior to the time that they would have become eligible to participate.

Deferred Compensation Plans or Agreements

Effective January 1, 2014, the Company established a Deferred Compensation Plan, as amended, which permits selected individuals to defer certain types of compensation (“Eligible Pay Types”). The plan applies to selected employees, members of the Board of Directors and members of committees established by the Board of Directors. The following chart lists the Eligible Pay Types from which participants can elect to defer compensation. The chart also summarizes what percentage of each Eligible Pay Type a participant can defer for each year.

Eligible Pay Type	Maximum Deferral Percentage
Base Salary	80%
Annual Bonus	80%
Annual Commissions	80%
Director Fees	100%
401(k) Refund	100%
Restricted Stock Units	100%

Once an individual is permitted to participate in the plan, the individual is permitted to elect how much, if any, of the Eligible Pay Types listed above will be deferred. Deferrals are only made prospectively and generally in the year before the year in which the deferred compensation is earned. As amounts are deferred, participants may suggest how those deferred amounts are invested. The investment choices are substantially similar to those options available under the 401(k) plan.

The plan may, but is not required to, purchase life insurance to fund the deferred compensation. The life insurance is intended to have a cash value that could be used to pay benefits that otherwise would come out of the Company’s general assets. If life insurance is obtained, it would be used to provide the compensation participants would receive on a future date. The investment choices and the payments under the plan are not altered by the purchase or failure to purchase a life insurance policy.

The amounts deferred under the plan remain subject to the general claims of creditors of the Company. In general, the Company tracks the amounts deferred and the investments directed by participants for accounting purposes and is not required to put aside assets or actually make the selected investment.

Employment Agreements and Potential Payments upon Termination or Change in Control

In June 2012 and August 2012, the Board of Directors, upon recommendation of the Compensation Committee, authorized management to review and amend the employment agreements of the Company executives reporting directly to the Chief Executive Officer and the General Managers of each of the Company’s business units, including certain of the Named Executive Officers, with respect to severance packages. Any such amendments could include the following, based on a review of the facts and circumstances of each such employee (including the applicable compensation package payable to the employee): (i) up to nine months’ severance, (ii) certain COBRA costs, and (iii) outplacement program support not to exceed $25,000 (all subject to the individual executing an appropriate and comprehensive release, including non-disparagement, non-compete, and non-solicitation). The amended severance packages for the Named Executive Officers (other than the Chief Executive Officer, whose severance package was not amended) are included in the description of their employment agreements below, which amended packages also include severance upon a change in control if the Named Executive Officer is terminated within a year after a change in control.

The following is a brief summary of employment agreements of Named Executive Officers and potential payments upon termination or change in control:

Joseph J. Hartnett

The Company entered into an employment agreement with Joseph J. Hartnett, as Interim President and Chief Executive Officer, effective February 5, 2016.

Mr. Hartnett’s employment agreement is for at-will employment without a set term. Pursuant to the employment agreement, Mr. Hartnett is entitled to receive a salary at a rate of $50,000 per month. In addition, Mr. Hartnett is eligible for a bonus, payable in cash, shares of Company common stock, or a combination of cash and shares of Company common stock while employed by the Company as Interim President and Chief Executive Officer or upon termination; any such bonus is payable at the sole discretion of the Board of Directors independent members. Mr. Hartnett is also eligible to participate in the Company’s benefit programs in accordance with their terms, including their eligibility provisions. While employed as Interim President and Chief Executive Officer, Mr. Hartnett does not receive any compensation for his service as a member of the Board of Directors.

Joseph G. McCormack

The Company entered into an employment agreement with Joseph G. McCormack, as Senior Vice President and Chief Financial Officer, effective September 7, 2015.

Mr. McCormack’s employment agreement provides for: (i) at-will employment; (ii) a current annual base salary of $335,000; (iii) eligibility for a performance bonus of 45% of his annual base salary, based upon the Company Short-Term Incentive Plan (the “STIP”), provided that certain target objectives are attained; (iv) eligibility for participation in the 2010 Long-Term Stock Incentive Plan (the “2010 LTIP”) with an annual grant target award of up to $400,000; (v) eligibility for participation in the Company’s employee benefits plans that are offered to salaried employees, including, without limitation, health insurance coverage, disability, participation in the Company’s 401(k) plan and any applicable incentive programs; (vi) certain severance detailed below; and (vii) covenants not to compete or solicit employees for eighteen months following termination or to disclose confidential information. The 2010 LTIP annual grant figure is a target, not a minimum.

If the Company terminates Mr. McCormack’s employment for any reason other than cause (as defined below), death, or disability, or if Mr. McCormack terminates his employment for good reason (as defined below), the Company will pay Mr. McCormack: (i) severance in an amount equal to nine months of his current base salary (or, if the termination is within twelve months of a change in control; he will be entitled to 145% of the greater of his base salary as of the date of termination and his base salary as of the date of such change in control), payable over a period of nine months (or twelve months in connection with change in control) as a part of the Company’s standard payroll; (ii) nine months of COBRA premiums for medical insurance for Mr. McCormack and/or his dependents if he so elects (or twelve months of COBRA premiums if the termination is within twelve months of a change in control); and (iii) outplacement services in an amount not to exceed $25,000. Mr. McCormack’s receipt of such benefits is subject to his delivery of a signed release of claims and the return of all property in his possession or control that belongs to the Company. In addition, if Mr. McCormack violates the confidentiality, nonsolicitation, and noncompetition covenants set forth in the employment agreement, the Company may terminate such benefits and Mr. McCormack will repay any such benefits he has received in excess of one month.

Under Mr. McCormack’s employment agreement, “cause” means any of the following: (a) personal dishonesty; (b) gross negligence; (c) violation of any law, rule or regulation; (d) breach of applicable confidentiality, nonsolicitation or noncompetition provisions to which he is subject, including such provisions under the employment agreement; (e) a breach of any material provision of the Company’s Code of Business Conduct and Ethics or other policies and procedures; (f) use of alcohol or drugs to the extent such use adversely affects his ability to perform his duties or adversely affects the business reputation of Mr. McCormack or the Company; (g) use of illegal drugs; or (h) failure or refusal to substantially perform his duties and responsibilities to the Company as reasonably determined from time to time by the President and Chief Executive Officer of the Company (or his designee). For any termination pursuant to subsections (d) or (h), the Company shall first give written notice of the breach to Mr. McCormack, and if the breach is susceptible to a cure, the Company shall give Mr. McCormack a reasonable opportunity to promptly (within thirty days) cure the breach.

Under Mr. McCormack’s employment agreement, “good reason” means the occurrence of any of the following: (a) a material adverse change in Mr. McCormack’s title, duties or responsibilities, including reporting responsibilities, other than temporarily while disabled or otherwise incapacitated; or (b) the Company otherwise materially breaches the employment agreement, provided that (i) Mr. McCormack shall provide written notice to the Company of the good reason in (a) or (b) above no more than ninety days after the initial existence of the good reason; and (ii) the Company is afforded thirty days to remedy the material change or breach; and (iii) if the Company fails to cure, Mr. McCormack terminates his employment within thirty days following the expiration of such cure period.

Under Mr. McCormack’s employment agreement “change in control” means: (i) any one person, or more than one person acting as a group, acquires ownership of stock of the Company that, together with stock held by such person or group, constitutes more than fifty percent of the total fair market value or total voting power of the stock of the Company; (ii) any one person, or more than one person acting as a group, acquires (or has acquired during any twelve month period) ownership of stock of the Company possessing thirty percent or more of the total voting power of the stock of the Company; (iii) a majority of the members of the Board of Directors are replaced during any twelve month period by directors whose appointment is not endorsed by a majority of the members of the Board of Directors before the date of appointment or election; or (iv) any one person, or more than one person acting as a group, acquires (or has acquired during any twelve month period) assets from the Company that have a total gross fair market value equal to or more than forty percent of the total gross fair market value of all of the assets of the Company immediately before such acquisition or acquisitions.

Under the employment agreement, Mr. McCormack agrees: (i) not to disclose Company confidential information during the term and at all times thereafter; (ii) not to compete with the Company during the term and for a period of eighteen months thereafter; and (iii) not to solicit employees or customers during the term and for a period of eighteen months thereafter.

On April 25, 2018, the Board of Directors approved and adopted a cash retention bonus pool, which is described in more detail under “Retention Bonuses.” Subject to the terms of this retention bonus arrangement, in the event of certain involuntary terminations, the Company will pay Mr. McCormack a retention bonus in the amount of up to $400,000.

Gordon B. Madlock

Effective January 5, 2009, the Company entered into an employment agreement with Gordon B. Madlock. Mr. Madlock’s agreement was amended effective August 22, 2012, and again on September 23, 2015.

Mr. Madlock’s employment agreement, as amended, provides for: (i) at-will employment; (ii) a current annual base salary of $305,083, subject to annual review by the Chief Executive Officer; (iii) eligibility for a performance bonus of 45% of his annual base salary, based upon the Company Short-Term Incentive Plan (the “STIP”), provided that certain target objectives set by the Chief Executive Officer are attained; (iv) eligibility for participation in the 2010 LTIP with an annual grant target award of $200,000; (v) eligibility for participation in the Company’s employee benefits plans that are offered to salaried employees including, without limitation, health insurance coverage, disability, participation in the Company’s 401(k) plan and any applicable incentive programs; (vi) certain severance detailed below; and (vii) covenants not to compete or solicit employees for eighteen months following termination or to disclose confidential information. The 2010 LTIP annual grant figure is a target, not a minimum.

If Mr. Madlock’s employment is terminated for any reason other than “just cause” (as defined below), death or disability, or if his employment is involuntarily terminated within twelve months of a change in control (as defined below), the Company will pay Mr. Madlock: (i) severance equal to nine months’ salary (or 145% of his salary in connection with a change in control), payable over a period of nine months (or twelve months in connection with change in control) as a part of the Company’s standard payroll; (ii) nine months of COBRA premiums (or twelve months in connection with a change in control); and (iii) outplacement services in an amount not to exceed $25,000. Mr. Madlock’s receipt of such benefits is subject to his delivery of a signed release of claims and the return of all property in his possession or control that belongs to the Company. In addition, if Mr. Madlock violates the confidentiality, nonsolicitation, and noncompetition covenants set forth in the employment agreement, the Company may terminate such benefits and Mr. Madlock will repay any such benefits he has received in excess of one month.

Under Mr. Madlock’s employment agreement, “just cause” means any of the following: (i) the commission of any illegal act; (ii) the commission of any act of dishonesty, fraud, gross negligence, or willful deceit in connection with his employment; (iii) the use of alcohol or drugs to the extent such use adversely affects his ability to perform his duties or adversely affects the business reputation of Mr. Madlock or the Company; (iv) a material and willful failure to perform his assigned duties; (v) the use of illegal drugs or conviction of a crime which is a felony or which involves theft, dishonesty, unethical conduct or moral turpitude; (vi) willful violation of any of the provisions of the Sarbanes-Oxley Act of 2002 that are applicable to him; (vii) willful and material violation of the Company’s written policies; or (viii) willful and material breach of his employment agreement.

Under Mr. Madlock’s employment agreement, “change in control” means: (i) any one person, or more than one person acting as a group, acquires ownership of stock of the Company that, together with stock held by such person or group, constitutes more than fifty percent of the total fair market value or total voting power of the stock of the Company; (ii) any one person, or more than one person acting as a group, acquires (or has acquired during any twelve month period) ownership of stock of the Company possessing thirty percent or more of the total voting power of the stock of the Company; (iii) a majority of the members of the Board of Directors are replaced during any twelve month period by directors whose appointment is not endorsed by a majority of the members of the Board of Directors before the date of appointment or election; or (iv) any one person, or more than one person acting as group, acquires (or has acquired during any twelve month period) assets from the Company that have a total gross fair market value equal to or more than forty percent of the total gross fair market value of all of the assets of the Company immediately before such acquisition or acquisitions.

Under the employment agreement, Mr. Madlock agrees: (i) not to disclose Company confidential information during the term and at all times thereafter; (ii) not to compete with the Company during the term and for a period of eighteen months thereafter; and (iii) not to solicit employees or customers during the term and for a period of eighteen months thereafter.

On April 25, 2018, the Board of Directors approved and adopted a cash retention bonus pool, which is described in more detail under “Retention Bonuses.” Subject to the terms of this retention bonus arrangement, in the event of certain involuntary terminations, the Company will pay Mr. Madlock a retention bonus in the amount of up to $390,000.

Steven M. Korwin

Effective December 8, 2008, the Company entered into an employment agreement with Steven M. Korwin. Mr. Korwin’s agreement was amended effective August 22, 2012, and again on September 23, 2015.

Mr. Korwin’s employment agreement provides for: (i) at-will employment; (ii) a current annual base salary of $264,702 subject to annual review by the Chief Executive Officer; (iii) eligibility for a performance bonus of 45% of his annual base salary, based upon the STIP, provided that certain target objectives set by the Chief Executive Officer are attained; (iv) eligibility for participation in the 2010 LTIP with an annual grant target award of $178,000; (v) eligibility for participation in the Company’s employee benefits plans that are offered to salaried employees including without limitation health insurance coverage, disability, participation in the Company’s 401(k) plan and any applicable incentive programs; (vi) certain severance detailed below; and (vii) covenants not to compete or solicit employees for eighteen months following termination or to disclose confidential information. The 2010 LTIP annual grant figure is a target, not a minimum.

The provisions regarding Mr. Korwin’s termination of employment are generally the same as those of Mr. Madlock.

Under the employment agreement, Mr. Korwin agrees: (i) not to disclose Company confidential information during the term and at all times thereafter; (ii) not to compete with the Company during the term and for a period of eighteen months thereafter; and (iii) not to solicit employees or customers during the term and for a period of eighteen months thereafter.

On April 25, 2018, the Board of Directors approved and adopted a cash retention bonus pool, which is described in more detail under “Retention Bonuses.” Subject to the terms of this retention bonus arrangement, in the event of certain involuntary terminations, the Company will pay Mr. Korwin a retention bonus in the amount of up to $310,000.

Michael A. Gaul

Effective April 28, 2016, the Company entered into an executive employment agreement with Michael Gaul.

Mr. Gaul’s employment agreement provides for: (i) at-will employment; (ii) a current annual base salary of $241,119 subject to annual review by the SVP, Operations; (iii) eligibility for a performance bonus of 40% of his annual base salary, based on the STIP, provided that certain target objectives set by the SVP, Operations, have been attained; (iv) eligibility for participation in the 2010 LTIP with an annual grant target award of $125,000; (v) eligibility for participation in the Company’s employee benefits plans that are offered to salaried employees, including, without limitation, health insurance coverage, disability, 401(k) plan, Non-Qualified Deferred Compensation Plan and any applicable incentive programs; (vi) certain severence detailed below; and (vii) covenants not to compete or solicit employees for eighteen months following termination or to disclose confidential information.

If Mr. Gaul’s employment is terminated for any reason other than “cause” (as defined below), death or disability, or if his employment is involuntarily terminated within twelve months of a change in control (as defined below), the Company will pay Mr. Gaul: (i) severance equal to nine months’ salary (or 140% of his annual base salary in connection with a change in control), payable over a period of nine months (or twelve months in connection with change in control) as a part of the Company’s standard payroll; (ii) nine months of COBRA premiums (or twelve months in connection with a change in control); and (iii) outplacement services in an amount not to exceed $25,000. Mr. Gaul’s receipt of such benefits is subject to his delivery of a signed release of claims and the return of all property in his possession or control that belongs to the Company. In addition, if Mr. Gaul violates the confidentiality, nonsolicitation, and noncompetition covenants set forth in the employment agreement, the Company may terminate such benefits and Mr. Gaul will repay any such benefits he has received in excess of one month.

Under Mr. Gaul’s employment agreement, “cause” means any of the following: (a) personal dishonesty; (b) gross negligence; (c) violation of any law, rule or regulation; (d) breach of applicable confidentiality, nonsolicitation or noncompetition provisions to which he is subject, including such provisions under the employment agreement; (e) a breach of any material provision of the Company’s Code of Business Conduct and Ethics or other policies and procedures; (f) use of alcohol or drugs to the extent such use adversely affects his ability to perform his duties or adversely affects the business reputation of Mr. Gaul or the Company; (g) use of illegal drugs; or (h) failure or refusal to substantially perform his duties and responsibilities to the Company as reasonably determined from time to time by the SVP, Operations of the Company (or his designee).

Under Mr. Gaul’s employment agreement “change in control” means: (i) any one person, or more than one person acting as a group, acquires ownership of stock of the Company that, together with stock held by such person or group, constitutes more than fifty percent of the total fair market value or total voting power of the stock of the Company; (ii) any one person, or more than one person acting as a group, acquires (or has acquired during any twelve month period) ownership of stock of the Company possessing thirty percent or more of the total voting power of the stock of the Company; (iii) a majority of the members of the Board of Directors are replaced during any twelve month period by directors whose appointment is not endorsed by a majority of the members of the Board of Directors before the date of appointment or election; or (iv) any one person, or more than one person acting as a group, acquires (or has acquired during any twelve month period) assets from the Company that have a total gross fair market value equal to or more than forty percent of the total gross fair market value of all of the assets of the Company immediately before such acquisition or acquisitions.

Under the employment agreement, Mr. Gaul agrees: (i) not to disclose Company confidential information during the term and at all times thereafter; (ii) not to compete with the Company during the term and for a period of eighteen months thereafter; and (iii) not to solicit employees or customers during the term and for a period of twelve months thereafter.

On April 25, 2018, the Board of Directors approved and adopted a cash retention bonus pool, which is described in more detail under “Retention Bonuses.” Subject to the terms of this retention bonus arrangement, in the event of certain involuntary terminations, the Company will pay Mr. Gaul a retention bonus in the amount of up to $215,000.

Joseph T. Schneider

Effective May 26, 2015, the Company entered into an employment agreement with Joseph T. Schneider, which was amended September 23, 2015. As described above, Mr. Schneider has resigned.

Mr. Schneider’s employment agreement, as amended, provides for: (i) at-will employment; (ii) annual base salary of $265,000, subject to annual review by the Chief Executive Officer; (iii) eligibility for a performance bonus of 45% of Mr. Schneider’s annual base salary, based upon the STIP, provided that certain target objectives set by the Chief Executive Officer are attained; (iv) eligibility for participation in the 2010 LTIP with an annual grant target award of $150,000; (v) eligibility for participation in the Company’s employee benefits plans that are offered to salaried employees including, without limitation, health insurance coverage, disability, participation in the Company’s 401(k) plan and any applicable incentive programs; (vi) certain severance detailed below; and (vii) covenants not to compete or solicit employees for twelve months following termination or to disclose confidential information. The 2010 LTIP annual grant figure is a target, not a minimum, and the retention bonus discussed below was counted towards the targeted figure for fiscal year 2017.

If Mr. Schneider’s employment is terminated for any reason other than “cause” (as defined below), death or disability, or if his employment is involuntarily terminated within twelve months of a change in control (as defined below), the Company will pay Mr. Schneider: (i) severance equal to nine months’ salary (or 145% of his annual base salary in connection with a change in control), payable over a period of nine months (or twelve months in connection with change in control) as a part of the Company’s standard payroll; (ii) nine months of COBRA premiums (or twelve months in connection with a change in control); and (iii) outplacement services in an amount not to exceed $25,000. Mr. Schneider’s receipt of such benefits is subject to his delivery of a signed release of claims and the return of all property in his possession or control that belongs to the Company. In addition, if Mr. Schneider violates the confidentiality, nonsolicitation, and noncompetition covenants set forth in the employment agreement, the Company may terminate such benefits and Mr. Schneider will repay any such benefits he has received in excess of one month.

Under Mr. Schneider’s employment agreement, “cause” means any of the following: (a) personal dishonesty; (b) gross negligence; (c) violation of any law, rule or regulation; (d) breach of applicable confidentiality, nonsolicitation or noncompetition provisions to which he is subject, including such provisions under the employment agreement; (e) a breach of any material provision of the Company’s Code of Business Conduct and Ethics or other policies and procedures; (f) use of alcohol or drugs to the extent such use adversely affects his ability to perform his duties or adversely affects the business reputation of Mr. Schneider or the Company; (g) use of illegal drugs; or (h) failure or refusal to substantially perform his duties and responsibilities to the Company as reasonably determined from time to time by the President and Chief Executive Officer of the Company (or his designee).

Under Mr. Schneider’s employment agreement “change in control” means: (i) any one person, or more than one person acting as a group, acquires ownership of stock of the Company that, together with stock held by such person or group, constitutes more than fifty percent of the total fair market value or total voting power of the stock of the Company; (ii) any one person, or more than one person acting as a group, acquires (or has acquired during any twelve month period) ownership of stock of the Company possessing thirty percent or more of the total voting power of the stock of the Company; (iii) a majority of the members of the Board of Directors are replaced during any twelve month period by directors whose appointment is not endorsed by a majority of the members of the Board of Directors before the date of appointment or election; or (iv) any one person, or more than one person acting as a group, acquires (or has acquired during any twelve month period) assets from the Company that have a total gross fair market value equal to or more than forty percent of the total gross fair market value of all of the assets of the Company immediately before such acquisition or acquisitions.

Under the employment agreement, Mr. Schneider agrees: (i) not to disclose Company confidential information during the term and at all times thereafter; (ii) not to compete with the Company during the term and for a period of twelve months thereafter; and (iii) not to solicit employees or customers during the term and for a period of twelve months thereafter.

Mr. Schneider resigned as Senior Vice President of Sales and Marketing of the Company effective April 13, 2018. Under the terms of his employment agreement, upon his voluntary resignation, the Company was required to pay Mr. Schneider his base salary on a pro-rata basis that accrued up to the effective date of his resignation. Mr. Schneider remains subject to his existing restrictive covenants under the employment agreement, including a covenant not to compete for 12 months following the date of his termination.

Table – Potential Payments upon Termination or Change in Control

The following is a table showing estimated payments and benefits to the Named Executive Officers upon termination without cause or change in control, assuming the event triggering payment occurred on July 1, 2018. Other than as set forth below, all contracts, agreements, plans or arrangements are non-discriminatory in scope, term and operation and are generally available to all salaried employees (including without limitation payments upon death, disability and retirement).

Named Executive Officer	Termination		Change in Control
Joseph J. Hartnett
Salary	$—		$—
Bonus
Value Realized Upon Vesting of Equity-Based Awards (1)	—		—
COBRA Premium	—		—

Total	$—		$—

Joseph G. McCormack (2)
Salary	$251,250		$485,750	(7)
Bonus	400,000	(5)	75,000	(6)
Value Realized Upon Vesting of Equity-Based Awards (1)	—		453,595
Outplacement Services	25,000		25,000	(7)
COBRA Premium	15,398		20,531	(7)

Total	$691,648		$1,059,876

Gordon B. Madlock (3)
Salary	$228,812		$442,370	(7)
Bonus	390,000	(5)	60,000	(6)
Value Realized Upon Vesting of Equity-Based Awards (1)	—		307,752
Outplacement Services	25,000		25,000	(7)
COBRA Premium	11,803		15,738	(7)

Total	$655,615		$850,860

Steven M. Korwin (3)
Salary	$198,527		$383,818	(7)
Bonus	310,000	(5)	60,000	(6)
Value Realized Upon Vesting of Equity-Based Awards (1)	—		259,100
Outplacement Services	25,000		25,000	(7)
COBRA Premium	11,803		15,738	(7)

Total	$545,330		$743,656

Michael A. Gaul (4)
Salary	$171,897		$320,874	(7)
Bonus	215,000	(5)	45,839	(6)
Value Realized Upon Vesting of Equity-Based Awards (1)	—		197,116
Outplacement Services	25,000		25,000	(7)
COBRA Premium	15,398		20,531	(7)

Total	$427,295		$609,360

(1)

The restricted stock and restricted stock units awarded under the 2010 LTIP, including the awards to the Named Executive Officers in fiscal years 2013 through 2017, inclusive, provide that the awards automatically become fully vested upon a Change in Control. Under the 2010 LTIP, upon termination of employment (as determined under criteria established by the Compensation Committee, including upon death or disability) or upon a Change in Control, the Compensation Committee may in its discretion waive any remaining restrictions applicable to any of the awards issued to the Named Executive Officers. Under the 2010 LTIP, “Change in Control” means: (i) any one person, or more than one person acting as a group, acquires ownership of stock of the Company that, together with stock held by such person or group, constitutes more than fifty percent of the total fair market value or total voting power of the stock of the Company; (ii) any one person, or more than one person acting as a group, acquires (or has acquired during any twelve month period) ownership of stock of the company possessing thirty percent or more of the total voting power of the stock of the Company; (iii) a majority of the members of the Board of Directors is replaced during any twelve month period by directors whose appointment is not endorsed by a majority of the members of the Board of Directors before the date of appointment or election; or (iv) any one person, or more than one person acting as a group, acquires (or has acquired during any twelve month period) assets from the Company that have a total gross fair market value equal to or more than forty percent of the total gross fair market value of all of the assets of the Company immediately before such acquisition or acquisitions.

In the event of acceleration of the vesting of the option awards, no value would be ascribed to the Named Executive Officers, as the option strike prices are all greater than the closing market price of the Company’s common stock as of June 29, 2018, being $18.99 per share.

The amounts reflect an acceleration of vesting of all awards of restricted stock and restricted stock units of the Named Executive Officers under the 2010 LTIP upon a change of control, based on the closing market price of the Company’s Common stock as of June 29, 2018, being $18.99 per share.

(2)

The potential payments to Mr. McCormack (except as provided in footnote 5) are payable upon termination by the Company other than “Cause” (as such term is defined above under the description of his employment agreement), death, or disability, or if Mr. McCormack terminates his employment for good reason, as such terms are defined above under the description of Mr. McCormack’s employment agreement. The amount includes: (i) monthly salary payable for nine months after termination (or, if the termination is within twelve months of a change of control, he will be entitled to 145% of the greater of his base salary as of the date of termination and his base salary as of the date of such change of control); (ii) nine months of COBRA premiums for medical insurance for Mr. McCormack and/or his dependents (or twelve months of COBRA premiums if the termination is within twelve months of a change of control); and (iii) outplacement services for Mr. McCormack in an amount not to exceed $25,000.

(3)

The potential payment to Messrs. Madlock and Korwin (except as provided in footnote 6) are only payable if the Company terminates employment for any reason other than “just cause” (as such term is defined above under the respective description of their employment agreements), death or disability. The amount includes (i) nine months’ salary payable over nine months as part of the Company standard payroll (or, if the termination is within twelve months of a change of control, he will be entitled to 145% of the greater of his base salary as of the date of termination and his base salary as of the date of such change of control), (ii) nine months of COBRA premiums for medical insurance for Messrs. Madlock and Korwin and/or their dependents (twelve months for a Change in Control), and (iii) up to $25,000 for outplacement services.

(4)

The potential payments to Mr. Gaul (except as provided in footnote 6) are only payable if the Company terminates employment for any reason other than “just cause” (as such term is defined above under the description of his employment agreement), death or disability. The amount includes (i) nine months’ salary payable over nine months as part of the Company standard payroll (or, if the termination is within twelve months of a change of control, he will be entitled to 140% of the greater of his base salary as of the date of termination and his base salary as of the date of such change of control), (ii) nine months of COBRA premiums for medical insurance for Mr. Gaul his dependents (twelve months for a Change in Control), and (iii) up to $25,000 for outplacement services.

(5)

On April 25, 2018, the Board of Directors approved and adopted a cash retention bonus pool, which is described in more detail under “Retention Bonuses.” Subject to the terms of this retention bonus arrangement, in the event of certain involuntary terminations, the Company will pay Mr. McCormack a retention bonus in the amount of up to $400,000, Mr. Madlock a retention bonus in the amount of up to $390,000, Mr. Korwin a retention bonus in the amount of up to $310,000 and Mr. Gaul a retention bonus in the amount of up to $215,000.

(6)	The 2019 STIP awards provide for payment of 50% of the target upon a Change in Control of the Company.
(7)	These amounts are only payable in the event of the applicable officer’s involuntary termination within twelve months of a Change in Control.

Target Stock Ownership for Management

In fiscal year 2015, the Board of Directors approved target unrestricted common stock ownership guidelines for management, including Named Executive Officers, as follows: (i) the Chief Executive Officer must attain stock ownership equal to 300% of base salary within five years after eligibility under the LTIP; (ii) the other Named Executive Officers must attain stock ownership equal to 150% of base salary within five years after eligibility under the LTIP; and (iii) the other executive officers must attain stock ownership equal to 100% of base salary (until such time, 50% of all new stock grants, net of voluntary stock forfeitures, must be retained by the applicable executive officer). If any Named Executive Officer’s target is not met within five years, 50% of such Named Executive Officer’s payment under the STIP will be paid in common stock until the target is met. Prior to approval of such targets, the target was 250% of base salary in excess of $100,000 to be attained within five years. As a result of the potential sale of the Company, executive officers have been prohibited from acquiring or disposing of Company stock. In fiscal 2018 only Mr. Madlock did not meet stock ownership guidelines for the Named Executive Officers.

Monitoring Risks Related to Compensation Policies and Practices

Our Compensation Committee and our Board of Directors believes that our compensation programs are appropriately designed to attract and retain talent and properly incentivize our employees. We have compared our compensation policies and programs to those of other similar companies in making our determination. Our Compensation Committee and Board of Directors are aware that if the programs are not carefully designed, the programs could incentivize executives to take imprudent business risks. Although our programs are generally based on pay-for-performance and provide incentive-based compensation, our programs also include mitigation factors to help ensure that our employees and executives are not incentivized to take risks that could adversely affect our business. We believe that the following features of our compensation program help to mitigate risks:

•	Oversight by the Compensation Committee and the Board of Directors and frequent reporting on compensation matters by management to the Compensation Committee and the Board of Directors;

•

A large portion of each employee’s compensation is base salary, so we do not believe our employees are dependent on achieving high incentive compensation to satisfy their basic financial needs (see “Allocation of Compensation Components” for the percentages that each element of compensation bears to total compensation);

•	Careful consideration of plan targets and final payout amounts with targets focusing on reportable financial metrics;

•	Significant ownership goals by key executives in our common stock;

•

Inclusion of both short-term (such as incentive pay based upon the profitability and financial health of the Company) and long-term goals (such as using restricted stock and vesting over time based upon achieving specific performance goals);

•	Providing for a mixture of both cash and equity-based compensation;

•	The short-term incentive opportunities under the STIP are capped at two times the applicable target;

•

The measures for both the short-term and long-term incentive plans are aligned with achievable operating and strategic plans for the Company, and the payouts at threshold, target and maximum are at reasonable levels such that management is not incentivized to achieve short-term goals that are adverse to the long-term well-being of the Company;

•

The long-term incentive opportunities under the Company’s LTIP are based upon achieving specific measurable performance goals over time (i.e., the participants do not receive the benefit of the awards simply by virtue of employment with the Company);

•	We have adopted a clawback policy in accordance with applicable laws and regulations (see a description under “Clawback Policy”).

After review of our various compensation policies and programs, the Company does not believe that its compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the Company.

Director Compensation

General

Effective November 4, 2015, the annual retainer payable to the independent directors is as follows: (i) to the independent directors other than the Chairman, $90,000, being $40,000 in cash payable quarterly and $50,000 as an annual stock grant; and (ii) to the Chairman, $145,000, being $70,000 in cash payable quarterly and $75,000 as an annual stock grant. The increases in director compensation were based on the Committee’s review of data published by the National Association of Corporate Directors (“NACD”) regarding director compensation.

In addition, directors serving on the Compensation Committee and the Nominating & Corporate Governance Committee are paid $1,000 for each regularly scheduled committee meeting. Directors serving on the Audit Committee are paid $1,100 for each regularly scheduled meeting. The higher Audit Committee fees reflect the additional time the committee spends on Company matters. Directors serving on the Process Committee receive a monthly stipend of $2,000. This monthly stipend reflects the additional time the committee spends on exploring and evaluating strategic alternatives and other Company matters. An annual retainer in the amount of $10,000, $6,000 and $6,000 is paid in quarterly installments to the Chairman of each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, respectively.

The number of shares of stock granted pursuant to the annual stock grant to independent directors is determined based on fair market value two (2) days after the later of: (i) the date of the annual shareholder meeting and (ii) the date of the earnings release for the first quarter. The annual stock grants for fiscal year 2017 were granted under the 2010 LTIP and are described in the “Director Compensation” table below.

In fiscal 2018, the Board of Directors approved payment of the independent directors’ annual retainer entirely in cash, rather than a mix of cash and equity, related in part to restrictions on issuing new shares of common stock contained in the Merger Agreement. The retainer payments are paid quarterly to directors. Other than the payment of the retainer in cash rather than equity, the director compensation remained the same for fiscal year 2018.

Target Stock Ownership for Directors

In addition to the compensation described above, under guidelines approved by the Board of Directors, the directors are required to achieve a Company common stock ownership target, within five years, of a market value of three times the annual board retainer (consisting of cash and the value of stock grants). The target ownership includes shares paid as a portion of the Board of Directors retainer. All of our directors have achieved the target, other than Frank A. Wilson who joined the Board in fiscal 2015 and Alan L. Bazaar who joined the Board of Directors in fiscal 2016.

Director Compensation Table

Members of the Board of Directors of the Company who are not Named Executive Officers received the following compensation during the fiscal year ended July 1, 2018. Mr. Joseph J. Hartnett, the Interim President and Chief Executive Officer, did not receive compensation in fiscal year 2018 in his capacity as a member of the Board of Directors.

Name	Fees Earned or Paid in Cash	Stock Grants (7)	Total
Alan L. Bazaar (1)	$101,333	$—	$101,333
James D. Fast (2)	81,833	—	81,833
Charles R. Kummeth (3)	77,333	—	77,333
David P. Molfenter (4)	103,333	—	103,333
James R. Swartwout (5)	141,500	—	141,500
Frank A. Wilson (6)	89,833	—	89,833

Total	$595,165	$—	$595,165

(1)	The cumulative number of shares of common stock issued to Mr. Bazaar as compensation in all years prior to fiscal year 2018 outstanding as of 2018 fiscal year end is 3,349.
(2)	The cumulative number of shares of common stock issued to Mr. Fast as compensation in all years prior to fiscal year 2018 outstanding as of 2018 fiscal year end is 17,779.
(3)	The cumulative number of shares of common stock issued to Mr. Kummeth as compensation in all years prior to fiscal year 2018 outstanding as of 2018 fiscal year end is 12,197.
(4)	The cumulative number of shares of common stock issued to Mr. Molfenter as compensation in all years prior to fiscal year 2018 outstanding as of 2018 fiscal year end is 19,582.
(5)

Mr. Swartwout is the current Chairman of the Board of Directors, and was elected to that position on February 5, 2016. The cumulative number of shares of common stock issued to Mr. Swartwout as compensation in all years prior to fiscal year 2018 outstanding as of 2018 fiscal year end is 21,938.

(6)	The cumulative number of shares of common stock issued to Mr. Wilson as compensation in all years prior to fiscal year 2018 outstanding as of 2018 fiscal year end is 6,472.
(7)	The Directors did not receive common stock of the Company in fiscal year 2018 as compensation for their services. All compensation was in the form of cash.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Director and Executive Officer Beneficial Ownership

The following table shows the shares of the Company’s common stock beneficially owned (except as noted) by the Named Executive Officers, the members of our Board of Directors, and all executive officers and directors of the Company as a group as of July 1, 2018. “Named Executive Officers,” consistent with Item 402(a) of Regulation S-K promulgated under the Exchange Act, include: (i) the Company’s Chief Executive Officer and individuals acting in a similar capacity during fiscal year 2018, regardless of compensation level; (ii) all individuals serving as the Company’s Chief Financial Officer or acting in a similar capacity during fiscal year 2018, regardless of compensation level; (iii) the Company’s three most highly compensated executive officers other than the Chief Executive Officer and the Chief Financial Officer who were serving as executive officers at the end of fiscal year 2018; and (iv) up to two additional individuals who would have been included under (iii) above but for the fact that the applicable individual was not serving as an executive officer of the Company at the end of fiscal year 2018.

Name of Beneficial Owner	Number of Shares	Shares Underlying Options (1)	Total Number of Shares Beneficially Owned	Percent of Class (2)
Alan L. Bazaar	3,349	—	3,349	*
James D. Fast (3)	38,307	—	38,307	*
Michael A. Gaul	2,524	4,566	7,090	*
Joseph J. Hartnett	48,580	—	48,500	*
Charles R. Kummeth	16,197	—	16,197	*
David P. Molfenter	41,056	—	41,056	*
James R. Swartwout (4)	43,466	—	43,466	*
Frank A. “Andy” Wilson	7,972	—	7,972	*
Joseph G. McCormack	2,000	7,810	9,810	*
Gordon B. Madlock	18,353	9,632	27,985	*
Joseph T. Schneider (5)	—	5,465	5,465	*
Steven M. Korwin	30,167	7,302	37,469	*
All Directors and executive officers as a group	292,267	41,020	333,287	3.37%

*	denotes a percentage of less than 1%
(1)	Amounts reflect shares under options held by executive officers and directors exercisable as of August 31, 2018.
(2)

Calculation is based on total shares outstanding as of July 1, 2018, being 9,834,723 shares of common stock, plus shares deemed to be beneficially owned by virtue of options to purchase those shares, if any, held by the applicable person or group for which the calculation is made.

(3)	Includes 25,663 shares over which Mr. Fast’s spouse shares voting and investment control.
(4)	Includes 26,953 shares over which Mr. Swartwout’s spouse shares voting and investment control.

(5)

Mr. Schneider’s employment terminated April 13, 2018 at which point all his unvested options and restricted stock options were forfeited. On July 12, 2018 (90 days after Mr. Schneider’s termination) his 5,465 unvested options were forfeited.

The table under the caption “Common Stock Issuable Under Company Equity Compensation Plans” in Part III, Item 11 of this Form 10-K/A is hereby incorporated by reference into this Part III, Item 12.

Principal Shareholders

As of July 1, 2018, unless otherwise described in the footnotes below, the persons named in the following table were known by management to be the beneficial owners of more than 5% of the Company’s outstanding common stock. Certain of the beneficial owners listed below share voting and investment power over their respective shares of Company common stock, as detailed in the footnotes below. As a result, certain of the share amounts and percentages stated below are held by multiple beneficial owners.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
BlackRock, Inc.	534,776	(1)	5.43%
55 East 52nd Street
New York, NY 10055
Dimensional Fund Advisors LP	680,984	(2)	6.92%
Building One 6300 Bee Cave Road Austin, TX 78746
GAMCO Investors, Inc., et al.	811,458	(3)	8.25%
One Corporate Center.
Rye, New York 10580-1435
Renaissance Technologies, LLC	555,435	(4)	5.64%
800 Third Ave.
New York, NY 10022
The Vanguard Group	701,650	(5)	7.13%
100 Vanguard Blvd.
Malvern, PA 19355

(1)

The shares presented are according to information included in the Form 13F filed August 9, 2018 by BlackRock, Inc. (“BlackRock”) for the quarter ending June 30, 2018. BlackRock, a parent holding company or control person, is deemed to have beneficial ownership of 534,776 shares of common stock, with sole voting power over 519,193 shares and sole investment power over 534,776 shares.

(2)

The shares presented are according to information included in the Form 13F filed on August 10, 2018 by Dimensional Fund Advisors LP (“Dimensional”) for the quarter ending June 30, 2018. Dimensional, an investment adviser, is deemed to have beneficial ownership of 680,984 shares of common stock, with sole voting power over 660,597 shares and shared investment power over 680,984 shares.

(3)

The shares presented are according to information in the Schedule 13D/A filed on July 13, 2018, by Mario J. Gabelli and various entities which he directly or indirectly controls or for which he acts as chief investment officer (the “Reporting Persons”). That Schedule 13D/A reported that the Reporting Persons beneficially own shares of common stock as follows as of such date:

Name	Number of Shares	Percent of Class
GAMCO Asset Management Inc.	202,462	2.06%
Gabelli Funds, LLC	225,748	2.30%
Gabelli & Company Investment Advisers, Inc.	190,261	1.93%
Teton Advisors, Inc.	192,987	1.96%

Mario Gabelli is deemed to have beneficial ownership of the shares owned beneficially by each of the foregoing persons. Gabelli & Company Investment Advisers, Inc. is deemed to have beneficial ownership of the shares owned beneficially by G.research, LLC. Associated Capital Group, Inc. (“AC”), GAMCO Investors, Inc. (“GBL”) and GGCP, Inc. (“GGCP”) are deemed to have beneficial ownership of the shares owned beneficially by each of the foregoing persons other than Mario Gabelli and the Gabelli Foundation, Inc. Each of the Reporting Persons and their executive officers and directors and other related persons has the sole power to vote or direct the vote and sole power to dispose or to direct the disposition of the shares reported for it, either for its own benefit or for the benefit of its investment clients or its partners, as the case may be, except that (i) Gabelli Funds, LLC has sole dispositive and voting power with respect to the shares of the Company held by the The Gabelli Equity Trust Inc., The Gabelli Asset Fund, The GAMCO Growth Fund, The Gabelli Convertible and Income Securities Fund Inc., The Gabelli Value 25 Fund Inc., The Gabelli Small Cap Growth Fund, The Gabelli Equity Income Fund, The Gabelli ABC Fund, The GAMCO Global Telecommunications Fund, The Gabelli Gold Fund, Inc., The Gabelli Multimedia Trust Inc., The Gabelli Global Rising Income & Dividend Fund, The Gabelli Capital Asset Fund, The GAMCO International Growth Fund, Inc., The GAMCO Global Growth Fund, The Gabelli Utility Trust, The GAMCO Global Opportunity Fund, The Gabelli Utilities Fund, The Gabelli Dividend Growth Fund, The GAMCO Mathers Fund, The Gabelli Focus Five Fund, The Comstock Capital Value Fund, The Gabelli Dividend and Income Trust, The Gabelli Global Utility & Income Trust, The GAMCO Global Gold, Natural Resources, & Income Trust, The GAMCO Natural Resources Gold & Income Trust, The GDL Fund, Gabelli Enterprise Mergers & Acquisitions Fund, The Gabelli ESG Fund, Inc., The Gabelli Healthcare & Wellness Rx Trust, The Gabelli Global Small and Mid Cap Value Trust, Gabelli Value Plus+ Trust, The Gabelli Go Anywhere Trust, Bancroft Fund Ltd. and Ellsworth Growth & Income Fund Ltd. (each a “Fund”), which are registered investment companies, so long as the aggregate voting interest of all joint filers does not exceed 25% of their total voting interest in the Company and, in that event, the Proxy Voting Committee of each Fund shall respectively vote that Fund’s shares, (ii) at any time, the Proxy Voting Committee of each such Fund may take and exercise in its sole discretion the entire voting power with respect to the shares held by such fund under special circumstances such as regulatory considerations, and (iii) the power of Mario Gabelli, AC, GBL, and GGCP is indirect with respect to shares beneficially owned directly by other Reporting Persons.

(4)

The shares presented are according to information included in the Form 13F/A filed on August 13, 2018 by Renaissance Technologies, LLC (“Renaissance”) for the quarter ending June 30, 2018. Renaissance is deemed to have beneficial ownership of 555,435 shares, with sole voting power over 555,435 shares and sole investment power over 555,435 shares.

(5)

The shares presented are according to information included in the Form 13F filed on August 14, 2018 by The Vanguard Group (“Vanguard”) for the quarter ending June 30, 2018. Vanguard is deemed to have beneficial ownership of 701,650 shares, with sole power to vote 13,850 shares, sole investment power 687,800 shares, and shared investment power over 13,850 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

During fiscal year 2018, the Company was not a participant in any transaction in which any related person had or will have a direct or indirect material interest (nor is the Company a participant in any such transaction that is currently proposed).

Review and Approval of Related Person Transactions

The Company reviews all relationships and transactions in which the Company and the directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. As required under SEC rules, transactions that are determined to be directly or indirectly material to the Company or a related person are disclosed in the Company’s SEC filings. In addition, the Nominating and Corporate Governance Committee reviews and approves or ratifies any related person transaction that is required to be disclosed. Any member of the Nominating and Corporate Governance Committee who is a related person with respect to a transaction under review may not participate in the deliberations or vote respecting approval or ratification of the transaction, provided, however, that such director may be counted in determining the presence of a quorum at a meeting of the committee that considers the transaction. Any review of such relationships and transactions is conducted in accordance with the Company’s Code of Business Conduct and Ethics, the Corporate Governance Guidelines, and the Charter of the Nominating and Corporate Governance Committee, as applicable.

Director Independence

Independence criteria and determination

The listing requirements under Section 303A.01 of the NYSE Listed Company Manual (the “Manual”) provide that a majority of the members of a listed company’s board of directors must be independent. The question of independence is determined with respect to each director pursuant to standards set forth in the Manual. The Manual also requires that certain committees be composed entirely of independent directors. The committees covered by this requirement are the Audit, Compensation, and Nominating and Corporate Governance Committees. Based upon the standards set forth in the Manual, as of the date of this Form 10-K/A, six of the Board of Director’s seven members, being more than a majority of the Board of Directors, are independent. All current members of the Audit, Compensation, and Nominating and Corporate Governance Committees are independent in that those directors do not have a material relationship with the Company directly or as a partner, shareholder or affiliate of an entity that has a relationship with the Company.

In making such determinations, the Board considered (i) whether a director had, within the last three years, any of the relationships under Section 303A.02(b) of the Manual with the Company that would disqualify a director from being considered independent, (ii) whether the director had any disclosable transaction or relationship with the Company under Item 404 of Regulation S-K of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which relates to transactions and relationships between directors and their affiliates, on the one hand, and the Company and its affiliates (including management), on the other, and (iii) the factors suggested in the NYSE’s Commentary to Section 303A.02, such as commercial, industrial, banking, consulting, legal, accounting, charitable or familial relationships, among other relationships, or other interactions with management that do not meet the absolute thresholds under Section 303A.02 or Item 404(a) but which, nonetheless, could reflect upon a director’s independence from management. In considering the materiality of any transactions or relationships that do not require disqualification under Section 303A.02(b), the Board of Directors considered the materiality of the transaction or relationship to the director, the director’s business organization and the Company and whether the relationship between (i) the director’s business organization and the Company, (ii) the director and the Company and (iii) the director and his or her business organization interfered with the relevant director’s business judgment.

Based on the foregoing, the Company has determined that the following directors are independent: Alan L. Bazaar, James D. Fast, Charles R. Kummeth, David P. Molfenter, James R. Swartwout and Frank A. Wilson.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Relationship with Independent Registered Public Accountants

The Audit Committee appoints the independent registered public accounting firm to serve as the Company’s independent registered public accountant. BDO USA, LLP (“BDO USA”) is currently the independent registered public accountant for the Company. In addition to performing the audit of the Company’s consolidated financial statements, BDO USA provided various other services during fiscal year 2018. The Audit Committee has considered the provision of all non-audit services performed by BDO USA during fiscal year 2018 with respect to maintaining auditor independence. The Audit Committee reviewed and pre-approved all professional services requested of, and performed by, BDO USA. The aggregate fees billed for fiscal year 2018 and 2017 for each of the following categories of services are set forth below.

Pursuant to the Pre-Approval Policy, the Audit Committee annually reviews and pre-approves the services that may be provided by the independent registered public accountant, and such services are considered approved through the next annual review. The Audit Committee revises the list of pre-approved services from time to time based on subsequent determinations. The Audit Committee may delegate pre-approval authority to its Chairman. The Chairman shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Pre-Approval Policy for audit and non-audit services is available on the Company’s website at www.sparton.com.

Fees

The following table presents fees for services provided by BDO USA for the years ended July 1, 2018 and July 2, 2017:

(In thousands)	Year Ended
	July 1, 2018	July 2, 2017
Audit Fees	$496	$521
Audit-Related Fees	32	34
Tax Fees	317	356
All Other Fees	—	—

Total	$845	$911

Audit Fees

These fees relate to the audit of the consolidated financial statements, including segment work, and for other attest services.

Audit-Related Fees

These fees primarily relate to audits of employee benefit plans.

Tax Fees

These fees relate to tax compliance, tax advice and tax planning and tax consultation for contemplated transactions.

All Other Fees

These fees are for non-audit related government contract consulting services.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

See the Index to Consolidated Financial Statements on page F-1.

2.	Financial Statement Schedules

See the Index to Consolidated Financial Statements on page F-1.

3.	See the Exhibit Index below.

(b)	See the Exhibit Index below.

(c)	Financial Statement Schedules. See (a) 2 above.

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated July 7, 2017 between the Company, Ultra Electronics Holdings plc and Ultra Electronics Aneira, Inc., incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on July 11, 2017.

2.2	Merger termination agreement dated March 4, 2018 between the Company, Ultra Electronics Holdings, plc and Ultra Electronics Aneira, incorporated by reference from Exhibit 10.1 to the Registrant’sForm 8-K filed with the SEC on March 5, 2018.

3.1	Second Amended Articles of Incorporation of the Registrant, incorporated herein by reference from the Registrant’s Proxy Statement on Form DEF 14A filed with the SEC on September 21, 2010.

3.2	Amended and Restated Code of Regulations of the Registrant, incorporated herein by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2015.

3.3	Amendment to Amended and Restated Code of Regulations of the Registrant, incorporated by reference from Exhibit 99.1 to the Registrant’s current report on Form 8-K filed with the SEC on June 15, 2017.

10.1	Amended and Restated Credit and Guaranty Agreement dated September 11, 2014, entered into between BMO Harris Bank N.A. and the Borrowers, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 16, 2014.

10.2	Amendment No. 1 dated March 16, 2015 to the Amended and Restated Credit and Guaranty Agreement dated September 11, 2014, entered into between BMO Harris Bank N.A. and the Borrowers, incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q filed with SEC on May 5, 2015.

10.3	Amendment No. 2 dated April 13, 2015 to the Amended and Restated Credit and Guaranty Agreement dated September 11, 2014, entered into between BMO Harris Bank N.A. and the Borrowers, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 17, 2015.

10.4	Amendment No. 3 dated June 26, 2017 to the Amended and Restated Credit and Guaranty Agreement dated September 11, 2014, entered into between BMO Harris Bank N.A. and the Borrowers, incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on June 29, 2016.

10.5	Amendment No. 4 dated June 30, 2017 to the Amended and Restated Credit and Guaranty Agreement dated September 11, 2014, entered into between BMO Harris Bank N.A. and the Borrowers, incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on July 3, 2017.

10.6	Amendment No. 5 dated May 3, 2018 to the Amended and Restated Credit and Guaranty Agreement dated September 11, 2014, entered into between BMO Harris Bank N.A. and the Borrowers, incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on May 7, 2018.

10.7†	Sparton Short-Term Incentive Plan, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2009.

10.8†	First Amendment to Sparton Short-Term Incentive Plan, incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on May 4, 2016.

10.9†	2010 Long-Term Stock Option Incentive Plan, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2009.

10.10†	Amendment to the Sparton Corporation 2010 Long-Term Incentive Plan dated June 24, 2010, incorporated by reference from Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed with the SEC on September 7, 2011.

10.11†	Second Amendment to the Sparton Corporation 2010 Long-Term Incentive Plan dated June 24, 2010, incorporated by reference from Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the SEC on September 9, 2014.

Exhibit Number	Description

10.12†	Form of Grant of Restricted Stock under Sparton Corporation’s Long-Term Incentive Plan, incorporated by reference from Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed with the SEC on September 5, 2012.

10.13†	Executive Employment Agreement dated September 23, 2015 between the Company and Gordon Madlock, incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2015.

10.14†	Executive Employment Agreement dated September 23, 2015 between the Company and Steven Korwin, incorporated by reference from Exhibit 10.1 to the Registrant’s Report on Form 8-K filed with the SEC on September 24, 2015.

10.15†	Executive Employment Agreement effective as of September 8, 2015 between the Company and Joseph G. McCormack, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2015.

10.16†	Employment Agreement dated February 5, 2016 between the Company and Joseph J. Hartnett, incorporated by reference from Exhibit 10.5 to the Registrant’s Form 8-K filed with the SEC on February 8, 2016.

10.17**	Executive Employment Agreement dated as of April 28, 2016 between the Company and Michael Gaul.

10.18	Lease Extension and Amendment Agreement dated May 1, 2010 between Sparton Technology, Inc. and 9621 Coors, L.L.C., guaranteed by Albuquerque Motor Company, Inc., incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2010.

10.19	Option Agreement dated May 1, 2010 by and between Sparton Technology, Inc. and 9621 Coors, L.L.C., guaranteed by Albuquerque Motor Company, Inc., incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2010.

10.20[1]	Solicitation, Offer and Award with an effective date of July 16, 2014 issued by the Naval Warfare Center to ERAPSCO, incorporated by reference from Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed with the SEC on September 9, 2014.

10.21[1]	Amendment of Solicitation/Modification of Contract with an effective date of July 28, 2014 issued by the Naval Warfare Center to ERAPSCO, incorporated by reference from Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed with the SEC on September 9, 2014.

10.22†	Form of Nonqualified Stock Option Agreement under Sparton Corporation’s Long-Term Incentive Plan, incorporated by reference from Exhibit 10.3 to the Registrant’s Form 10-Q filed with the SEC on November 4, 2014.

10.23†	Form of Grant of Restricted Stock Unit under Sparton Corporation’s Long Term Incentive Plan, incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-Q filed with the SEC on November 4, 2014.

10.24†	Form of Director and Officer Indemnification Agreement entered into as of May 1, 2014 with each of the Company’s directors and executive officers, incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on February 3, 2014.

10.25†	Adoption Agreement to Deferred Compensation Plan dated as of January 29, 2014, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 4, 2014.

10.26†	First Amendment to the Sparton Corporation Deferred Compensation Plan, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 3, 2014.

10.27†	Second Amendment to the Sparton Corporation Deferred Compensation Plan, incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 3, 2014.

10.28†	Form of Retention Bonus Agreement, incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on July 19, 2016.

Exhibit Number	Description

10.29†	Executive Employment Agreement dated as of September 23, 2015 between the Company and Joseph Schneider, incorporated by reference from Exhibit 10.35 to the Registrant’s Form 10-K filed with the SEC on September 14, 2017.

10.30*[1]	Subcontract with an effective date of October 26, 2017 between Sparton DeLeon Springs, LLC and ERAPSCO.

10.31*[1]	Modification of Subcontract with an effective date of December 20, 2017 between Sparton DeLeon Springs, LLC and ERAPSCO.

10.32*[1]	Modification of Subcontract with an effective date of March 15, 2018 between Sparton DeLeon Springs, LLC and ERAPSCO.

10.33*[1]	Modification of Subcontract with an effective date of April 11, 2018 between Sparton DeLeon Springs, LLC and ERAPSCO.

21.1*	Subsidiaries of Sparton Corporation.

23.1*	Consent of BDO USA, LLP.

31.1**	Interim Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Interim Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Incorporated by reference from the same numbered exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on September 14, 2018.
**	Filed herewith.
†	Indicates management contract or compensatory arrangement.
***

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

Date: October 29, 2018