Form 10-Q
period 2018-09-30
SPARTON CORP
filed 2018-11-08
CIK 92679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2018, there were 9,834,723 shares of common stock, $1.25 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	September 30, 2018	July 1, 2018
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$1,170	$1,160
Accounts receivable, net of allowance for doubtful accounts of $163 and $169, respectively	46,011	60,454
Inventories and cost of contracts in progress, net	91,230	72,406
Legal settlements - insurance receivable	4,500	4,500
Prepaid expenses and other current assets	6,823	3,944
Total current assets	149,734	142,464
Property, plant and equipment, net	32,024	32,790
Goodwill	12,663	12,663
Other intangible assets, net	19,438	21,108
Deferred income taxes	17,772	17,646
Other non-current assets	4,858	5,331
Total assets	$236,489	$232,002
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$39,393	$28,636
Accrued salaries	8,305	11,341
Accrued health benefits	1,177	947
Accrued legal settlements	5,500	5,500
Performance based payments on customer contracts	13,307	3,868
Advances from customers	6,418	5,949
Current portion of capital lease obligations	100	163
Other accrued expenses	10,438	10,718
Total current liabilities	84,638	67,122
Credit facility	73,000	84,500
Environmental remediation	4,705	4,866
Pension liability	657	690
Other non-current liabilities	—	1,220
Total liabilities	163,000	158,398
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, no par value; 200,000 shares authorized, none issued	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 9,834,723 and 9,834,723 shares issued and outstanding, respectively	12,293	12,293
Capital in excess of par value	17,586	17,599
Retained earnings	44,580	44,713
Accumulated other comprehensive loss	(970)	(1,001)
Total shareholders’ equity	73,489	73,604
Total liabilities and shareholders’ equity	$236,489	$232,002
See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except per share data)

	For the First Quarter of Fiscal Years
	2019	2018
Net sales	$89,462	$82,763
Cost of goods sold	71,823	66,839
Gross profit	17,639	15,924
Operating expense
Selling and administrative expenses	12,370	15,205
Internal research and development expenses	1,349	572
Amortization of intangible assets	1,670	1,923
Total operating expense	15,389	17,700
Operating income (loss)	2,250	(1,776)
Other expense
Interest expense, net	(1,949)	(1,266)
Other, net	(14)	(10)
Total other expense, net	(1,963)	(1,276)
Income (loss) before income taxes	287	(3,052)
Income taxes	75	(1,068)
Net income (loss)	$212	$(1,984)
Income (loss) per share of common stock:
Basic	$0.02	$(0.20)
Diluted	0.02	(0.20)
Weighted average shares of common stock outstanding:
Basic	9,834,723	9,856,649
Diluted	9,834,723	9,856,649

See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(Dollars in thousands)

	For the First Quarter of Fiscal Years
	2019	2018
Net income (loss)	$212	$(1,984)
Other comprehensive income, net:
Pension amortization of unrecognized net actuarial loss, net of tax	31	35
Other comprehensive income, net	31	35
Comprehensive income (loss)	$243	$(1,949)

See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(Dollars in thousands)

	For the First Quarter of Fiscal 2019
	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balance at July 1, 2018	9,834,723	$12,293	$17,599	$44,713	$(1,001)	$73,604
Stock-based compensation	—	—	(13)	—	—	(13)
Adjustment upon adoption of ASC 606	—	—	—	(345)	—	(345)
Net income				212		212
Comprehensive income, net	—	—	—	—	31	31
Balance at September 30, 2018	9,834,723	$12,293	$17,586	$44,580	$(970)	$73,489

	For the First Quarter of Fiscal 2018
	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balance at July 2, 2017	9,860,635	$12,326	$17,851	$52,967	$(1,276)	$81,868
Forfeiture of restricted stock	(25,912)	(33)	33	—	—	—
Stock-based compensation	—	—	211	—	—	211
Net loss	—	—	—	(1,984)	—	(1,984)
Comprehensive income, net	—	—	—	—	35	35
Balance at October 1, 2017	9,834,723	$12,293	$18,095	$50,983	$(1,241)	$80,130
See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	For the First Quarter of Fiscal Years
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$212	$(1,984)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,410	1,536
Amortization of intangible assets	1,670	1,923
Deferred income taxes	8	19
Stock-based compensation expense	(13)	211
Amortization of deferred financing costs	374	212
Changes in operating assets and liabilities:
Accounts receivable	6,666	(8,586)
Inventories and cost of contracts in progress	(9,023)	(9,734)
Prepaid expenses and other assets	4,589	(204)
Advance billings on customer contracts	469	—
Performance based payments on customer contracts	(454)	(1,749)
Accounts payable and accrued expenses	6,321	(4,873)
Net cash provided by (used in) operating activities	12,229	(23,229)
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(651)	(455)
Net cash used in investing activity	(651)	(455)
Cash Flows from Financing Activities:
Borrowings under credit facility	48,100	71,700
Repayments under credit facility	(59,600)	(48,600)
Payments under capital lease agreements	(68)	(68)
Payment of debt financing costs	—	(17)
Net cash provided by (used in) financing activities	(11,568)	23,015
Net increase (decrease) in cash and cash equivalents	10	(669)
Cash and cash equivalents at beginning of period	1,160	988
Cash and cash equivalents at end of period	$1,170	$319
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,505	$950
Cash paid for income taxes	22	509
See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(1) Business and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform to the current year presentation. Subsequent events have been evaluated through the date these financial statements were issued. Additionally, the consolidated financial statements should be read in conjunction with Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Quarterly Report on Form 10-Q. Operating results for the quarter ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending June 30, 2019. The consolidated balance sheet at July 1, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2018.
The Company reports fiscal years on a 52-53 week year (5-4-4 basis) ending on the Sunday closest to June 30.
Potential Sale of the Company
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
Q-125A Sonobuoy Bid Process
On July 9, 2018, the Company announced the filing of a bid protest by ERAPSCO with the United States Government Accountability Office ("GAO") challenging the competitive range exclusion of ERAPSCO under the United States Navy ("Navy") Solicitation No. N00019-19-R-0002 for the GFY 19-23 AN/SSQ-125A (the “Q-125A”) production sonobuoy. The protest challenged on a number of bases the Navy's decision to exclude ERAPSCO from the solicitation process and requested that GAO restore ERAPSCO's ability to participate in the process. On August 30, 2018, the Navy issued a notice that it had taken corrective action to reopen the competitive range regarding the Q-125A production sonobuoy and include ERAPSCO in that competitive range. This allows ERAPSCO to again participate in the bid process. As a result of the Navy’s decision to restore ERAPSCO’s ability to participate in the bid process, the GAO dismissed the protest on September 4, 2018.
(2) Revenue Recognition
Effective July 2, 2018, we adopted Accounting Standards Codification 606, “Revenue from Contracts with Customers” (“ASC 606”) using the modified retrospective method. As a result, the cumulative effect of adopting ASC 606 on contracts that were open on the date of adoption was recognized as an adjustment to the opening balance sheet at July 2, 2018. We did not restate prior period information in our Balance Sheet, Statement of Operations or Statement of Cash Flows.
Our customers typically engage us to provide distinct products and services. In our Manufacturing and Design Segment, we perform services that include contract design, manufacturing, and aftermarket repair. In our Engineered Components & Products Segment, we provide products and services including design, development and production of proprietary products for domestic and foreign defense markets as well as for commercial needs. We consider contracts to exist once (i) the parties have approved the contract and have committed to perform their respective rights and obligations under the contract, (ii) the commitment of goods or services to be transferred has been established, (iii) the payment terms have been established, (iv) we have determined the contract has commercial substance, and (v) we have determined collectability of substantially all due consideration. We treat contracts with similar characteristics as a portfolio when the results are not materially different from treating contracts individually. The contract price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.
Performance Obligations
Performance obligations are typically satisfied when or as products are shipped to customers. In certain contracts, transfer of control is recognized prior to shipment if it meets the requirements of a bill-and-hold arrangement or if the contract restricts Sparton’s use of the products, thereby eliminating the ability to obtain a benefit from them outside the customer contract. Service based performance obligations are considered satisfied as services are rendered based on costs incurred. The amount of consideration we expect to receive is allocated on the basis of each performance obligation’s selling price, including the effect variable consideration to the extent that revenue would likely not be reversed. The primary method used to estimate the standalone selling price is the contracted or list price. Typical payment terms are 30 days from invoicing and, in certain agreements, we receive progress based payments and deposits in advance of our satisfaction of performance obligations. Our warranties are assurance type which are not considered performance obligations and refund or return obligations are not material. The amount of the transaction price allocated to wholly unsatisfied (or partially unsatisfied) performance obligations is represented by our backlog. Of the $336 million of backlog at September 30, 2018, $50 million is expected to be recognized as revenue outside the next 12 months.
In our application of practical expedients, under ASC 606, we (i) treat contracts with similar characteristics as a portfolio, (ii) exclude implied financing costs from variable consideration, (iii) record service revenue based on our right to invoice, (iv) expense the incremental cost of obtaining a contract for contracts less than twelve months, (v) exclude taxes collected on behalf of a government authority related to our revenue generating transactions from our calculation of transaction price, and (vi) accrue for expected shipping and handling expenses that are expected to be incurred after control is transferred to customers.

The net impact of adoption of ASC 606 on the opening balance sheet for the quarter ended September 30, 2018 was as follows:

	Before Adoption of ASC 606	Effect of adoption	After adoption of ASC 606
Assets:
Accounts receivable, net of allowance for doubtful accounts	$60,454	$(7,777)	$52,677
Inventories and cost of contracts in progress, net	72,406	9,801	82,207
Prepaid expenses and other current assets	3,944	7,390	11,334
Deferred income taxes	17,646	134	17,780
Liabilities:
Performance based payments on customer contracts	3,868	9,893	13,761
Shareholders' equity:
Retained earnings	44,713	(345)	44,368
Progress payments from customers related to inventory purchases are reflected as a liability rather than as a reduction of inventory and unbilled accounts receivable are reflected as prepaid and other current assets rather than as accounts receivable. The net impact to retained earnings as a result of adopting ASC 606 was a decrease of $345.
Contract Assets and Contract Liabilities
Contract assets consist of our right to consideration for work performed or performance obligations completed which have not yet billed. Contract assets are invoiced and considered accounts receivable when the right to consideration no longer has any further contractual conditions. Contract liabilities consist of customer advances or progress payments for which we have not transferred goods or services to our customers. We expect to transfer all underlying goods and services to our customers within 12 months of establishing a contract liability.
Contract assets and contract liabilities from revenue contracts with customers consists of the following as of:

	For the First Quarter of Fiscal Year 2019
	Beginning of quarter	End of quarter
Contracts assets:
Prepaid expenses and current assets	$6,891	$2,202
Contracts liabilities:
Performance based payments on customer contracts	13,761	13,307
Advance from customers	5,899	6,368
Revenue of $13.5 million that was included in the contract liabilities at the beginning of the period was recognized in the quarter ended September 30, 2018. Changes in the contract asset and contract liability account balances were attributed to regular business activity.

The following tables summarize the impact of adopting ASC 606 on our unaudited condensed consolidated financial statements for the first quarter of fiscal year 2019:

Condensed Consolidated Balance Sheet	September 30, 2018
	As reported	Net effect of adoption of ASC 606	Balances without adoption of ASC 606
Assets:
Current Assets:
Inventories and cost of contracts in progress, net	$91,230	$(1,591)	$89,639
Total current assets	149,734	(1,591)	148,143
Deferred income taxes	17,772	(134)	17,638
Total assets	$236,489	$(1,725)	$234,764
Liabilities and Shareholders’ Equity:
Performance based payments on customer contracts	$13,307	$(3,149)	$10,158
Other accrued expenses	10,438	227	10,665
Total current liabilities	84,638	(2,922)	81,716
Total liabilities	163,000	(2,922)	160,078
Retained earnings	44,580	1,197	45,777
Total shareholders’ equity	73,489	1,197	74,686
Total liabilities and shareholders’ equity	$236,489	$(1,725)	$234,764

Condensed Consolidated Statement of Operations	For the First Quarter of Fiscal Year 2019
	As reported	Net effect of adoption of ASC 606	Balances without adoption of ASC 606
Net sales	$89,462	$1,473	$90,935
Cost of goods sold	71,823	394	72,217
Gross profit	17,639	1,079	18,718
Operating income	2,250	1,079	3,329
Income before income taxes	287	1,079	1,366
Income taxes	75	227	302
Net income	$212	$852	$1,064

Revenue by Category
The following table reflects our revenue disaggregated by major end-use market for the periods ended:

	For the First Quarter of Fiscal Years
	2019	2018
ECP Segment
U.S. sonobuoy	$20,843	$16,967
Foreign sonobuoy	3,124	5,608
Engineering services	2,188	549
Rugged electronics	7,157	7,268
Total ECP Segment	33,312	30,392
MDS Segment
Manufacturing	$51,907	$47,692
Engineering services	3,605	4,269
Other	638	410
Total MDS Segment	56,150	52,371
Total net sales	$89,462	$82,763
(3) Inventories and Cost of Contracts in Progress, net
The following are the major classifications of inventory, net of interim billings:

	September 30, 2018	July 1, 2018
Raw materials	$59,482	$56,088
Work in process	20,482	16,138
Finished goods	11,266	8,784
Total inventory and cost of contracts in progress, gross	91,230	81,010
Inventory to which the U.S. government has title due to interim billings	—	(8,604)
Total inventory and cost of contracts in progress, net	$91,230	$72,406
In accordance with the application of ASC 606, progress payments from customers related to inventory purchases are reflected as liabilities rather than as a reduction of net inventories as presented on July 1, 2018.
(4) Property, Plant and Equipment, net
Property, plant and equipment, net consists of the following:

	September 30, 2018	July 1, 2018
Land and land improvements	$1,439	$1,439
Buildings and building improvements	28,204	28,160
Machinery and equipment	53,390	53,250
Construction in progress	1,851	1,391
Total property, plant and equipment	84,884	84,240
Less accumulated depreciation	(52,860)	(51,450)
Property, plant and equipment, net	$32,024	$32,790

(5) Other Intangible Assets
The components of other intangible assets, net consist of the following:

	Net Carrying Value at July 1, 2018	Amortization	Net Carrying Value at September 30, 2018
Non-compete agreements	$680	$(161)	$519
Customer relationships	19,061	(1,428)	17,633
Trademarks/Tradenames	1,059	(40)	1,019
Unpatented technology and patents	308	(41)	267
Other intangible assets, net	$21,108	$(1,670)	$19,438
(6) Debt
On September 11, 2014, the Company entered into a revolving line-of-credit facility with a group of banks (the “Credit Facility”) which expires on September 11, 2019. On May 3, 2018, the Company entered into Amendment No.5 ("Amendment 5") to the Credit Facility. As a result of Amendment 5, the Company reduced the revolving credit facility from $125,000 to $120,000, increased the permitted total funded debt to EBITDA ratio for fiscal quarters ending April 1, 2018 and July 1, 2018 and increased the interest rates to either LIBOR, plus 3.50% to 4.50%, or the bank’s base rate, as defined, plus 2.50% to 3.50%.
The facility is secured by substantially all assets of the Company and its subsidiaries. As of September 30, 2018, the Company had $43,194 available under the facility, reflecting borrowings under the facility of $73,000, outstanding letters of credit of $3,706 and capital leases of $100.
As of September 30, 2018, outstanding borrowings under the Credit Facility will bear interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six month periods, plus 1.00% to 3.75%, or at the bank’s base rate, as defined, plus 0.00% to 2.75%, based upon the Company’s Total Funded Debt/EBITDA Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the Credit Facility ranging from 0.20% to 0.50%, based on the Company’s Total Funded Debt/EBITDA Ratio, as defined. The Credit Facility includes representations, covenants and events of default that are customary for financing transactions of this nature. The effective interest rate on outstanding borrowings under the Credit Facility was 6.90% at September 30, 2018.
As a condition of the Credit Facility, the Company is subject to certain customary covenants. The Company was compliant with all such covenants at September 30, 2018.
(7) Income Taxes
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
For corporations that report on a fiscal year basis, the Tax Act required the use of a full-year blended income tax rate based on the new and old rates. For the first quarter of fiscal year 2018, we used an effective income tax rate of 35% as the Tax Act had not yet been enacted. Subsequent to the Tax Act, the Company used an annual effective income tax rate of 28% for fiscal year 2018, exclusive of any discrete tax events. In the second quarter of fiscal year 2018, the Company recognized the impact of the Tax Act on the first quarter of fiscal year 2018. The Company's estimated annual effective income tax rate for the fiscal year 2019 was determined to be 21%. Income tax expense for the quarter ended September 30, 2018 included a $15 discrete tax item. The Company's effective income tax rate for interim periods was determined based on the Company's estimated annual effective tax rate for the applicable year using the federal statutory income tax rate, permanent tax differences, foreign income taxes and state income taxes, as well as the impact of federal, foreign and state tax deductions and credits.
In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain tax effects of the Tax Act and provides for a one-year measurement period. The ultimate impact of the Tax Act may differ from the provisional amounts the Company has recorded due to additional analysis, changes in interpretations and assumptions the Company has made and additional regulatory guidance that may be issued. The accounting is expected to be completed at or before the end of the measurement period on December 22, 2018.

(8) Defined Benefit Pension Plan

The Company has a frozen defined benefit pension plan. The Company recorded net periodic pension expense of $2 and $18 for the first quarter of fiscal years 2019 and 2018, respectively. No contributions were made to the pension plan during either of the first quarter of fiscal years 2019 and 2018.
(9) Commitments and Contingencies
The Company is a party to an environmental remediation matter in Albuquerque, New Mexico ("Coors Road"). As of September 30, 2018 and July 1, 2018, Sparton had accrued $5,347 and $5,508 respectively, as its estimate of the remaining minimum future discounted financial liability regarding this matter, of which $642 and $642, respectively, was classified as a current liability and included on the balance sheets in other accrued expenses. As of September 30, 2018 and July 1, 2018, the Company had accrued $1,606, in relation to expected reimbursements from the Department of Energy, which are included in other non-current assets on the balance sheets and are considered collectible.
At the end of each fiscal year, the Company is required to certify compliance with Environmental Protection Agency (“EPA”) financial assurance requirements. If the Company is not in compliance, funds for environmental remediation costs must be set aside. As a result of the $9,197 of income tax expense related to the tax law changes from the Tax Act that the Company recorded in fiscal year 2018, the Company was not in compliance with such financial assurance requirements at the end of fiscal year 2018. In October 2018, the Company established the Sparton Corporation Standby Financial Assurance Trust and issued a standby letter of credit in the amount of $2,512 related to the Coors Rd environmental remediation liability. The trust was established to alternately meet the United States Environmental Protection Agency’s financial assurance requirements.
See the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2018 for further information regarding the Company's environmental matters.
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
The Company is party to a dispute regarding a health claim by a former employee and her children of one of the Company’s former businesses. The plaintiffs sought monetary damages related to their medical care and treatment, pain and suffering, and lost earnings. In fiscal year 2018, the Company accrued $635 for potential insurance deductibles and legal fees associated with this claim. In August 2018, a $5,500 settlement was reached between the plaintiffs, the Company, and the Company’s insurer, where the Company will pay $500 in settlement costs in excess of its $5,000 insurance coverage and $500 in insurance deductibles. The Company recorded this settlement in fiscal year 2018, and also recorded $594 of legal fees related to this dispute. The Company expects to pay the settlement in November 2018.
The Company was the plaintiff in a lawsuit against the previous owner and other shareholders of Hunter Technology Corporation (“Hunter”), a business acquired by the Company, for breaches of the acquisition agreement and fraud. In June 2018, the Court ruled against the Company, and the Company was required to reimburse the defendant’s legal fees of $484. The Company also incurred $115 of legal fees related to this matter. The Company recorded the liability in the fourth quarter of fiscal year 2018, and expensed its related legal fees during 2018. The Company is also involved in a dispute between a predecessor company of Hunter and the California State Board of Equalization (“SBOE”) regarding unpaid taxes for which the Company is liable. In the fourth quarter of fiscal year 2018, the Company accrued $500 as an estimated settlement of this liability. This dispute remains in negotiations with the SBOE and the Company.
The Company is involved in a matter with Goodrich Corporation (“Goodrich”) in which Goodrich has alleged the Company owes indemnification to Goodrich under an agreement as a result of damages suffered by Goodrich in a lawsuit that Goodrich settled. The Company has disputed the indemnification claim and Goodrich has requested the parties mediate the dispute or move to trial. This dispute is covered by insurance, subject to normal reservation of rights by the insurance company, and the Company believes that a settlement, if any, would likely be within the Company’s coverage. No amounts have been accrued as it is not probable a loss has been incurred.
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
(10) Stock-Based Compensation
The Company has a long-term incentive plan to offer incentive and non-qualified stock options, stock appreciation rights, restricted stock or restricted stock units, performance awards and other stock-based awards, including grants of shares under the Sparton Corporation 2010 Long-Term Incentive Plan (the “2010 Plan”).
The following table shows stock-based compensation expense by type of share-based award included in the consolidated statements of income:

	For the First Quarter of Fiscal Years
	2019	2018
Fair value expense of stock option awards	$1	$40
Restricted stock units	(14)	171
Restricted and unrestricted stock	—	—
Total stock-based compensation expense	$(13)	$211
The following is a summary of activity for the first quarter of fiscal year 2019 related to the 2010 Plan:

	Stock Options	Restricted stock units	Restricted shares
Outstanding at July 1, 2018	78,249	95,686	—
Granted	—	—	—
Forfeited	(7,130)	(21,093)	—
Outstanding at September 30, 2018	71,119	74,593	—
As of September 30, 2018, 58,367 stock options were exercisable, of which 16,207 vested in the first quarter of fiscal year 2019.

(11) Earnings Per Share Data
The following table sets forth the computation of basic and diluted net loss per share:

	For the First Quarter of Fiscal Years
	2019	2018
Numerator:
Net income (loss)	$212	$(1,984)
Less net income allocated to contingently issuable participating securities	—	—
Net income (loss) available to common shareholders	$212	$(1,984)

Weighted average shares outstanding – Basic	9,834,723	9,856,649
Dilutive effect of stock options	—	—
Weighted average shares outstanding – Diluted	9,834,723	9,856,649

Net income (loss) available to common shareholders per share:
Basic	$0.02	$(0.20)
Diluted	0.02	(0.20)

Net income available to common shareholders was not reduced by allocated earnings associated with unvested restricted shares of 21,926 for the first quarter of fiscal year 2018, as the unvested restricted shares did not participate in the net loss for the first quarter of fiscal year 2018. There were no unvested restricted stock in first quarter of fiscal year 2019.
The computations of diluted income or loss per share excluded potential shares of common stock issuable upon exercise of stock options totaling 74,803 and 97,640 for the first quarter of fiscal years 2019 and 2018, respectively, as they were anti-dilutive due to option exercise prices in excess of the average share prices for the first quarter of fiscal years 2019 and for 2018, respectively. The computations of diluted income or loss per share also excluded potential shares of common stock issuable upon exercise of restricted stock units totaling 88,539 and 128,134 for the first quarter of fiscal years 2019 and 2018, respectively.
(12) Business Segments
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

Operating results and certain other financial information about the Company’s two reportable segments for the first quarter of fiscal years 2019 and 2018 were as follows:

	For the First Quarter of Fiscal Year 2019
	MDS	ECP	Unallocated	Eliminations	Total
Gross sales	$59,294	$33,312	$—	$(3,144)	$89,462
Gross profit	7,209	10,430	—	—	17,639
Selling and administrative expenses (incl. depreciation)	5,544	3,683	3,143	—	12,370
Internal research and development expenses	—	1,349	—	—	1,349
Depreciation and amortization	2,013	478	589	—	3,080
Operating income	290	5,103	(3,143)	—	2,250
Capital expenditures	92	284	275	—	651
Total assets at September 30, 2018	$150,719	$66,048	$19,722	$—	$236,489

	For the First Quarter of Fiscal Year 2018
	MDS	ECP	Unallocated	Eliminations	Total
Gross sales	$55,308	$30,399	$—	$(2,944)	$82,763
Gross profit	5,993	9,931	—	—	15,924
Selling and administrative expenses (incl. depreciation)	5,900	3,580	5,725	—	15,205
Internal research and development expenses	—	572	—	—	572
Depreciation and amortization	2,327	561	571	—	3,459
Operating income (loss)	(1,485)	5,434	(5,725)	—	(1,776)
Capital expenditures	105	187	163	—	455
Total assets at July 1, 2018	$147,860	$71,558	$12,584	$—	$232,002

(13) New Accounting Standards
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
Consolidated Results of Operations
Presented below is comparative data and discussions regarding our consolidated results of operations for the first quarter of fiscal year 2019 compared to the first quarter of fiscal year 2018. Results of operations for any period less than one year are not necessarily indicative of results of operations that may be expected for a full year. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.
For the First Quarter of Fiscal Year 2019 compared to the First Quarter of Fiscal Year 2018
The following table presents selected consolidated statements of operations data (dollars in thousands):
CONSOLIDATED

	For the First Quarter of Fiscal Years
	2019	% of Sales	2018	% of Sales
Net sales	$89,462	100.0%	$82,763	100.0%
Cost of goods sold	71,823	80.3	66,839	80.8
Gross profit	17,639	19.7	15,924	19.2
Selling and administrative expenses	12,370	13.8	15,205	18.4
Internal research and development expenses	1,349	1.5	572	0.7
Amortization of intangible assets	1,670	1.9	1,923	2.3
Operating income	2,250	2.5	(1,776)	(2.2)
Other expense, net	(1,963)	(2.2)	(1,276)	(1.5)
Income (loss) before income taxes	287	0.3	(3,052)	(3.7)
Income taxes (benefit)	75	0.1	(1,068)	(1.3)
Net income (loss)	$212	0.2%	$(1,984)	(2.4)%
The increase in net sales was the result of a $3.8 million sales increase in our MDS segment due to increasing net volume with existing customers, and a $2.9 million sales increase in our ECP segment due to increasing revenue for engineering and rugged electronics. The increase in our gross margin was primarily due to improved MDS margins related to lower direct labor and direct service spending and improved margins in rugged electronics due to mix. Selling and administrative expense was significantly reduced in the first quarter of fiscal year 2019, as compared to first quarter of fiscal year 2018, due to lower advisory and legal expenses of $1,670 related to the potential sale of the Company as well as other expense reductions of $1,159. Internal research and development costs increased over the prior year quarter due to investment in technologies for use in undersea warfare.
During the first quarter of fiscal year 2019, the Company recognized a discrete income tax expense of $15 related to an ongoing state tax audit. Excluding the discrete tax event described above, the Company's estimated annual effective income tax rate for the fiscal years 2019 and 2018 was determined to be approximately 21% and 28%, respectively. The Company used a 35% effective income tax rate for the first quarter of fiscal year 2018 as it was before the Tax Act was enacted. The difference in rates is due to the impact of the Tax Act.

Due to the factors described above, the Company reported a net earnings of $0.2 million, or $0.02 earnings per share, basic and diluted, for the first quarter of fiscal year 2019, compared to net loss of $2.0 million, or $0.20 loss per share, basic and diluted, for the first quarter of fiscal year 2018.
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
MDS
The following table presents selected segment data (dollars in thousands):

	For the First Quarter of Fiscal Years
	2019	% of Sales	2018	% of Sales	$ Chg
Gross sales	$59,294	100.0%	$55,308	100.0%	$3,986
Intercompany sales	(3,144)	(5.3)	(2,937)	(5.3)	(207)
Net sales	56,150	94.7	52,371	94.7	3,779
Gross profit	7,209	12.2	5,993	10.8	1,216
Selling and administrative expenses	5,544	9.4	5,900	10.7	(356)
Amortization of intangible assets	1,375	2.3	1,578	2.8	(203)
Operating income (loss)	$290	0.5%	$(1,485)	(2.7)%	$1,775
The $3.8 million increase in net sales was due to net volume increases with existing customers. MDS backlog was $156.3 million at the end of the first quarter of fiscal year 2019 compared to $130.5 million at the end of the first quarter of fiscal year 2018. Commercial orders, in general, may be rescheduled or canceled without significant penalty, and as a result, may not be a meaningful measure of future sales. A majority of the September 30, 2018 MDS backlog is currently expected to be realized in the next 12 months.
Gross margin increased primarily due to lower labor and direct service spending. The decrease in selling and administrative expense was due to cost mitigation and lower corporate allocations.

ECP
The following table presents selected segment data (dollars in thousands):

	For the First Quarter of Fiscal Years
	2019	% of Sales	2018	% of Sales	$ Chg
Gross sales	$33,312	100.0%	$30,399	100.0%	$2,913
Intercompany sales	—	—	(7)	—	7
Net sales	33,312	100.0	30,392	100.0	2,920
Gross profit	10,430	31.3	9,931	32.7	499
Selling and administrative expenses	3,683	11.1	3,580	11.8	103
Internal research and development expenses	1,349	4.0	572	1.9	777
Amortization of intangible assets	295	0.9	345	1.1	(50)
Operating income	$5,103	15.3%	$5,434	17.9%	$(331)
The $2.9 million increase in net sales was due to (i) a $3.9 million increase in domestic sonobuoy sales, (ii) increased engineering sales of $1.6 million, offset by (i) a $2.5 million decrease in foreign sonobuoy sales and (ii) a $0.1 million decrease in rugged electronics sales and other revenue streams. Total sales to the U.S. Navy in the first quarter of fiscal years 2019 and 2018 were $23.0 million and $17.5 million, respectively. For the first quarter of fiscal years 2019 and 2018, sales to the U.S. Navy accounted for 26% and 21%, respectively, of consolidated Company net sales and 69% and 58%, respectively, of ECP segment net sales. ECP backlog was $180.2 million at the end of the first quarter of fiscal year 2019 compared to $141.9 million at the end of the first quarter of fiscal year 2018. Substantially all of the September 30, 2018 ECP backlog is currently expected to be realized in the next 18 months.
Gross margin percentage declined from prior year due to mix. Gross margin increased from prior year due to volume. Selling and administrative expense remained consistent.
Internal research and development expenses reflect costs incurred for the internal development of technologies for use in undersea warfare, navigation, hand-held targeting applications as well as rugged electronics and display devices. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment. In the first quarter of fiscal year 2019, ECP increased internal research and development spending, primarily toward technologies in undersea warfare, by $0.8 million as compared to the same period in fiscal year 2018.
Eliminations and Corporate Unallocated
The following table presents selected data (dollars in thousands):

	For the First Quarter of Fiscal Years
	2019	2018	$ Chg
Intercompany sales elimination	$(3,144)	$(2,944)	$(200)
Selling and administrative expenses unallocated	3,143	5,725	(2,582)
Total corporate selling and administrative expenses before allocation to operating segments were $6.4 million and $9.2 million for the first quarter of fiscal year 2019 and fiscal year 2018, respectively, or 7.2% and 11.1% of consolidated sales, respectively. Of these costs, $3.3 million and $3.4 million, respectively, were allocated to segment operations in each of these periods. The decrease in corporate selling and administrative expenses was due to lower advisory and legal expenses related to the potential sale of the Company as well as other expense reductions.
Liquidity and Capital Resources
As of September 30, 2018, the Company had $43.2 million available under its $120.0 million credit facility, reflecting borrowings under the facility of $73.0 million, outstanding letters of credit of $3.7 million and capital leases of $0.1 million.
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

Amendment 5 increased the permitted total funded debt to EBITDA ratio to 4.5x for fiscal quarters ending April 1, 2018 and July 1, 2018. Beginning with the fiscal quarter ended September 30, 2018 and thereafter, the funded debt to EBITDA ratio covenant was 3.0x. The Company was in compliance with all covenants at September 30, 2018. The credit facility expires September 11, 2019 and the Company believes that it will be able to restructure its long-term debt in order to provide for sufficient liquidity for its anticipated needs for the next 12 months.

	For the First Quarter of Fiscal Years
CASH FLOWS	2019	2018
Operating activities, excluding net changes in working capital	$3,661	$1,917
Net changes in working capital	8,568	(25,146)
Operating activities	12,229	(23,229)
Investing activities	(651)	(455)
Financing activities	(11,568)	23,015
Net changes in working capital related cash flows in the first quarter of fiscal year 2019 primarily reflect decreased accounts receivables, increased performance based payments on customer contracts and accounts payable and accrued expenses, which were partially offset by increased inventories and prepaid expenses and other assets. Working capital related cash flows in the first quarter of fiscal year 2018 primarily reflect increased accounts receivables and inventories, and decreased accounts payable and accrued expenses.
Net cash used in investing activity for the first quarter of fiscal year 2019 and 2018 reflect net capital expenditures of $0.7 million and $0.5 million, respectively.
Net cash provided by financing activities in the first quarter of fiscal year 2019 reflects $11.5 million of net repayments under the Company's Credit Facility as compared to $23.1 million in net borrowings for the first quarter of fiscal year 2018.
Commitments and Contingencies
See Note 9, Commitments and Contingencies, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a discussion of the Company's commitments and contingencies.
Contractual Obligations
Information regarding the Company’s long-term debt obligations, environmental liability payments, operating lease payments and other commitments is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for fiscal year ended July 1, 2018. As of July 1, 2018, there were $51.0 million of non-cancelable purchase orders outstanding, $84.5 million of debt, $12.3 million of operating lease payments and a liability related to performance based billings was $3.9 million. As of September 30, 2018, compared to July 1, 2018, the non-cancelable purchase orders outstanding increased to $64.2 million, debt decreased to $73.0 million, operating lease payments, net of subleases, remained at $12.3 million and a liability related to performance based billings increased to $13.3 million. Other than as noted above, there have been no material changes in the nature or amount of the Company’s contractual obligations since the end of fiscal year 2018.
Off-Balance Sheet Arrangements
The Company has standby letters of credit outstanding of $3.7 million at September 30, 2018, principally to support foreign sonobuoy sales and insurance arrangements. Other than these standby letters of credit and the operating lease commitments referenced above, we have no off-balance sheet arrangements that would have a current or future material effect on our financial condition, changes in financial condition, revenue, expense, results of operations, liquidity, capital expenditures or capital resources.
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
•Revenue recognition
•Goodwill and other intangible assets
•Environmental contingencies
•Income taxes
•Commercial inventory valuation
•Stock-based compensation
Aside from changes previously disclosed in Note 13, New Accounting Standards, of the “Notes to Unaudited Consolidated Financial Statements," there have been no significant changes to our critical accounting policies described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended July 1, 2018.
New Accounting Pronouncements
See Note 13, New Accounting Standards, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements.

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
The Company’s revolving credit line, when drawn upon, is subject to future interest rate fluctuations which could potentially have a negative impact on cash flows of the Company. The Company had $73.0 million outstanding under its Credit Facility at September 30, 2018. A prospective increase of 100 basis points in the interest rate applicable to the Company’s outstanding borrowings under its Credit Facility would result in an increase of $0.7 million in our annual interest expense. The Company is not party to any currency exchange or interest rate protection agreements as of September 30, 2018.
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
Remediation of prior year material weaknesses
We previously identified and disclosed in our Form 10-K for the year ended July 1, 2018, a material weaknesses in our internal control over financial reporting as we did not maintain effective controls related to the use of our consolidation and financial reporting tool in our interim reporting periods within the above year.
As part of our financial statement close process for fiscal year 2018 and for the first three months of fiscal 2019, we implemented changes to our processes to improve our controls over financial reporting. Among the changes implemented as a result of the identified material weakness, we no longer allow adjustments to be made in our consolidation and financial reporting tool (other than reclassification entries for reporting purposes) that are not also reflected in the ERP systems of the operating entities and we have increased our oversight of the consolidation and reporting tool. Based on the remediation performed by us, we have concluded that the material weakness described above and first disclosed in our Annual Report on Form 10-K for the year ended July 1, 2018 has been remediated as of September 30, 2018.
Changes in Internal Control over Financial Reporting
In addition to the changes described above to remediate the previously identified material weakness, we adopted ASC 606, “Revenue from Contracts with Customers” (“ASC 606”), as of July 2, 2018, and as a result, there was an impact to our internal control over financial reporting. The majority of our ECP revenue changed from being recognized on a percentage of completion based on units shipped methodology to a point in time upon shipment methodology. We implemented changes to our processes related to revenue recognition and control activities within them. These changes included the development of new and revised processes based on the five-step model provided in ASC 606, and the revision of processes for ongoing contract review requirements, development and monitoring of contract estimates, and gathering of disclosure information.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
See Note 9, Commitments and Contingencies, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a discussion of legal proceedings and other commitments and contingencies.
Item 1A. Risk Factors.
You should carefully consider the risks and uncertainties described in Part I, Item 1A., "Risk Factors," in our Annual Report on Form 10-K for the year ended July 1, 2018 and the other information in our subsequent filings with the SEC, including this Quarterly Report on Form 10-Q. Our business, financial condition, results of operations and stock price could be materially and adversely affected by any of these risks. The risks described in our Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition, results of operations and stock price.

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

Sparton Corporation

Date: November 8, 2018	By:	/s/ JOSEPH J. HARTNETT
Joseph J. Hartnett
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2018	By:	/s/ JOSEPH G. MCCORMACK
Joseph G. McCormack
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)