Form 10-Q
period 2018-12-30
SPARTON CORP
filed 2019-02-06
CIK 92679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2018
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 4, 2019, there were 9,834,723 shares of common stock, $1.25 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements about future events and expectations that are “forward-looking statements.” We may also make forward-looking statements in our other reports filed with the SEC, in materials delivered to our shareholders and in press releases. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Certain of these risks, uncertainties and other factors are described in the section entitled "Risk Factors" in Item 1A of Part I of our most recent Annual Report on Form 10-K and in Item 1A of Part II of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or the negative use of these terms or other comparable terminology that convey the uncertainty of future events or outcomes. Although we believe these forward-looking statements are reasonable, they are based on a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. These forward-looking statements are based on management’s views and assumptions at the time originally made, and we undertake no obligation to update these statements whether as a result of new information or future events. There can be no assurance that our expectations, projections or views will materialize and you should not place undue reliance on these forward-looking statements. Any statement in this report that is not a statement of historical fact may be deemed to be a forward-looking statement and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 30, 2018	July 1, 2018
Assets	(UNAUDITED)
Current Assets:
Cash and cash equivalents	$1,385	$1,160
Accounts receivable, net of allowance for doubtful accounts of $146 and $169, respectively	47,280	60,454
Inventories and cost of contracts in progress, net	86,295	72,406
Legal settlements - insurance receivable	—	4,500
Prepaid expenses and other current assets	8,131	3,944
Total current assets	143,091	142,464
Property, plant and equipment, net	31,969	32,790
Goodwill	12,663	12,663
Other intangible assets, net	17,797	21,108
Deferred income taxes	14,786	17,646
Other non-current assets	4,416	5,331
Total assets	$224,722	$232,002
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$45,682	$28,636
Accrued salaries	10,538	11,341
Accrued health benefits	1,246	947
Accrued legal settlements	—	5,500
Performance based payments on customer contracts	8,827	3,868
Advances from customers	5,775	5,949
Current portion of capital lease obligations	32	163
Other accrued expenses	7,805	10,718
Credit facility	64,100	—
Total current liabilities	144,005	67,122
Credit facility	—	84,500
Environmental remediation	4,598	4,866
Pension liability	633	690
Other non-current liabilities	—	1,220
Total liabilities	149,236	158,398
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, no par value; 200,000 shares authorized, none issued	—	—
Common stock, $1.25 par value; 15,000,000 shares authorized, 9,834,723 and 9,834,723 shares issued and outstanding, respectively	12,293	12,293
Capital in excess of par value	17,646	17,599
Retained earnings	46,497	44,713
Accumulated other comprehensive loss	(950)	(1,001)
Total shareholders’ equity	75,486	73,604
Total liabilities and shareholders’ equity	$224,722	$232,002
See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except per share data)

	For the Second Quarter of Fiscal Years		For the First Two Quarters of Fiscal Years
	2019	2018	2019	2018
Net sales	$105,248	$97,819	$194,710	$180,582
Cost of goods sold	82,176	76,070	153,999	142,909
Gross profit	23,072	21,749	40,711	37,673
Operating expense
Selling and administrative expenses	14,734	14,074	27,104	29,279
Internal research and development expenses	1,442	669	2,791	1,241
Amortization of intangible assets	1,641	1,893	3,311	3,816
Total operating expense	17,817	16,636	33,206	34,336
Operating income	5,255	5,113	7,505	3,337
Other expense
Interest expense, net	(1,790)	(1,507)	(3,739)	(2,773)
Other, net	(57)	13	(71)	3
Total other expense, net	(1,847)	(1,494)	(3,810)	(2,770)
Income before income taxes	3,408	3,619	3,695	567
Income taxes	1,491	11,703	1,566	10,635
Net income (loss)	$1,917	$(8,084)	$2,129	$(10,068)
Income (loss) per share of common stock:
Basic	$0.19	$(0.82)	$0.22	$(1.02)
Diluted	0.19	(0.82)	$0.22	$(1.02)
Weighted average shares of common stock outstanding:
Basic	9,834,723	9,834,723	9,834,723	9,845,686
Diluted	9,834,723	9,834,723	9,834,723	9,845,686

See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(Dollars in thousands)

	For the Second Quarter of Fiscal Years		For the First Two Quarters of Fiscal Years
	2019	2018	2019	2018
Net income (loss)	$1,917	$(8,084)	$2,129	$(10,068)
Other comprehensive income, net:
Pension amortization of unrecognized net actuarial loss, net of tax	20	22	51	57
Other comprehensive income, net	20	22	51	57
Comprehensive income (loss)	$1,937	$(8,062)	$2,180	$(10,011)

See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(Dollars in thousands)

	For the First Two Quarters of Fiscal 2019
	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balance at July 1, 2018	9,834,723	$12,293	$17,599	$44,713	$(1,001)	$73,604
Stock-based compensation	—	—	47	—	—	47
Adjustment upon adoption of ASC 606 on July 2, 2018	—	—	—	(345)	—	(345)
Net income	—	—	—	2,129	—	2,129
Comprehensive income, net	—	—	—	—	51	51
Balance at December 30, 2018	9,834,723	$12,293	$17,646	$46,497	$(950)	$75,486

	For the First Two Quarters of Fiscal 2018
	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balance at July 2, 2017	9,860,635	$12,326	$17,851	$52,967	$(1,276)	$81,868
Forfeiture of restricted stock	(25,912)	(33)	33	—	—	—
Stock-based compensation	—	—	222	—	—	222
Net loss	—	—	—	(10,068)	—	(10,068)
Comprehensive income, net	—	—	—	—	57	57
Balance at December 31, 2017	9,834,723	$12,293	$18,106	$42,899	$(1,219)	$72,079
See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	For the First Two Quarters of Fiscal Years
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$2,129	$(10,068)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,774	2,990
Amortization of intangible assets	3,311	3,816
Deferred income taxes	2,980	10,122
Stock-based compensation expense	47	221
Amortization of deferred financing costs	748	597
Loss on sale of property, plant and equipment, net	—	31
Changes in operating assets and liabilities:
Accounts receivable	5,397	(9,119)
Inventories and cost of contracts in progress	(4,088)	(5,175)
Prepaid expenses and other assets	3,370	341
Advance billings on customer contracts	(174)	—
Performance based payments on customer contracts	(4,934)	(1,749)
Accounts payable and accrued expenses	11,153	7,119
Net cash provided by (used in) operating activities	22,713	(874)
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(1,953)	(3,099)
Proceeds from sale of property, plant and equipment	—	14
Net cash used in investing activity	(1,953)	(3,085)
Cash Flows from Financing Activities:
Borrowings under credit facility	83,400	104,800
Repayments under credit facility	(103,800)	(100,400)
Payments under capital lease agreements	(135)	(136)
Payment of debt financing costs	—	(189)
Net cash provided by (used in) financing activities	(20,535)	4,075
Net increase in cash and cash equivalents	225	116
Cash and cash equivalents at beginning of period	1,160	988
Cash and cash equivalents at end of period	$1,385	$1,104
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,958	$1,880
Cash paid for income taxes	1,783	603
See Notes to unaudited consolidated financial statements.

SPARTON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(1) Business and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform to the current year presentation. Subsequent events have been evaluated through the date these financial statements were issued. Additionally, the consolidated financial statements should be read in conjunction with Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Quarterly Report on Form 10-Q. Operating results for the quarter and the first two quarters ended December 30, 2018 are not necessarily indicative of the results that may be expected for the year ending June 30, 2019. The consolidated balance sheet at July 1, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2018.
The Company reports fiscal years on a 52-53 week year (5-4-4 basis) ending on the Sunday closest to June 30.
Pending Acquisition of the Company
On December 11, 2018, Sparton Corporation (the "Company" or "Sparton") entered into an Agreement and Plan of Merger (the "Merger Agreement") with Striker Parent 2018, LLC ("Parent"), a Delaware limited liability company and affiliate of Cerberus Capital Management, L.P. ("Cerberus"), and Striker Merger Sub 2018, Inc. ("Merger Sub"), an Ohio corporation and a wholly owned subsidiary of Parent. Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company (the "Merger") with the Company surviving the Merger as a wholly owned subsidiary of Parent.
At the effective time of the Merger (the "Effective Time"), each issued and outstanding share of common stock, par value $1.25 per share, of the Company (each, a "Share") (other than (i) Shares that immediately prior to the Effective Time are owned by Parent, Merger Sub or any other wholly owned subsidiary of Parent or owned by the Company or any wholly owned subsidiary of the Company (including as treasury stock) and (ii) Shares that are held by any record holder who is entitled to demand and properly demands payment of the fair cash value of such Shares as a dissenting shareholder pursuant to, and who complies in all respects with, the provisions of Section 1701.85 of the Ohio General Corporation Law) will be canceled and converted into the right to receive $18.50 per Share in cash, without interest.
Consummation of the Merger is subject to the satisfaction or (to the extent permitted by law) waiver of specified closing conditions, including (i) the adoption of the Merger Agreement by the affirmative vote of the holders of at least two-thirds of all the outstanding Shares entitled to vote thereon at a special meeting of the Company's shareholders (the "Shareholders Meeting") to be held on March 1, 2019, as more fully described in the proxy statement of the Company, filed with the SEC on January 23, 2019 (the "Proxy Statement"), (ii) the absence of any law, executive order, ruling, injunction or other order ("Orders") that restrains, enjoins or otherwise prohibits the consummation of the Merger (the "No Order Condition"), (iii) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act") which expired on January 22, 2019, (such condition, the "HSR Act Condition"), (iv) any agreement with a governmental authority not to consummate the Merger, which agreement shall have been entered into with the prior written consent of both the Company and Parent, shall have expired or been terminated (the "Governmental Authority Agreement Condition") and (v) other customary closing conditions, including the accuracy of each party's representations and warranties and each party's compliance with its covenants and agreements contained in the Merger Agreement (subject in the case of this clause (v) to certain qualifications as to materiality). Consummation of the Merger is not subject to Parent obtaining any financing for or related to the transactions contemplated by the Merger Agreement.
The Company and Parent have agreed to cooperate with each other and use their respective reasonable best efforts to take or cause to be taken all actions, and do or cause to be done all things, reasonably necessary and proper on their part under the Merger and applicable law to consummate and make effective the Merger and the other transactions contemplated by the Merger Agreement as soon as practicable, including preparing and filing as promptly as practicable all documentation to effect all necessary notices, reports and other filings and to obtain as promptly as practicable all consents, registrations, approvals, permits and authorizations necessary or advisable to be obtained from any third party and/or any governmental authority in order to consummate the Merger or any of the other transactions contemplated by the Merger Agreement. Parent is not required as part of its reasonable best efforts obligation to divest any assets or businesses or engage in any other form of remediation or mitigation action (including holding assets or businesses separate or altering or restricting its business practices in any way), except for, if requested by a governmental authority, any non-sonobuoy-related assets, that individually or in the aggregate, are not material in any respect to the Company and its subsidiaries.
The Merger Agreement includes customary representations and warranties of the Company, Parent and Merger Sub. Many of the representations made by the Company are subject to and qualified by a Material Adverse Effect standard (as defined in the Merger Agreement). The Company, Parent, and Merger Sub have also made certain covenants in the Merger Agreement, including (i) covenants by the Company regarding the operation of its business and that of its subsidiaries prior to the Effective Time, (ii) a customary non-solicitation covenant prohibiting the Company from soliciting, providing non-public information in response to, or entering into discussions or negotiations with respect to, proposals relating to alternative business combination transactions, except as permitted under the Merger Agreement, (iii) a financing covenant by Parent and Merger Sub to take all actions necessary, proper and advisable to obtain Parent's equity financing pursuant to an equity commitment letter between Parent and an affiliate of Cerberus under which such affiliate has committed to acquire securities of Parent in connection with funding Parent's obligations contemplated by the Merger Agreement, and (iv) a customary covenant in which the Company has agreed to use, and to cause its subsidiaries to use, commercially reasonable efforts to provide the cooperation reasonably requested by Parent or Merger Sub to assist Parent and Merger Sub in obtaining debt financing in connection with the Merger.
The Merger Agreement may be terminated by each of the Company and Parent under certain circumstances, including (i) by either the Company or Parent if the Merger is not consummated by May 11, 2019 (subject to an extension to June 11, 2019 at the election of either Parent or the Company if (A) any of the No Order Condition (solely with respect to Orders entered pursuant to the HSR Act or any other applicable antitrust or competition law), the HSR Condition or the Governmental Authority Agreement Condition have not been satisfied by May 11, 2019 or (B) the Shareholders Meeting has not been called and held prior to May 11, 2019) (such date, as may be extended, the "Termination Date") or (ii) by Parent if, following the date of the Merger Agreement, the Company, any of its subsidiaries or ERAPSCO, a joint venture between subsidiaries of Ultra Electronics Holdings plc ("Ultra") and the Company ("ERAPSCO"), are suspended, debarred, excluded or proposed for debarment from doing business with any governmental entity or are declared non-responsible or ineligible for contracting with any governmental entity, subject to a cure period ending on the earlier of (A) sixty (60) days after Parent notifies the Company of its intent to so terminate and (B) the Termination Date.
The Merger Agreement provides for certain other termination rights for both the Company and Parent, and further provides that, upon termination of the Merger Agreement under certain specified circumstances, (i) the Company will be required to (A) reimburse certain of Parent's expenses up to a maximum of $4,750 (the "Expenses") or (B) pay Parent a termination fee of $7,500 (net of any Expenses previously paid by the Company) or (ii) Parent will be required to pay the Company a termination fee of $9,250 (the "Parent Termination Fee"). Under the terms of a limited guarantee entered into by the Company and an affiliate of Cerberus (the "Limited Guarantee"), such affiliate of Cerberus has, subject to the terms of the Limited Guarantee, guaranteed Parent's obligation to, among other things, pay the Parent Termination Fee.
The Company has called a special meeting on March 1, 2019, of holders of shares of common stock of the Company, at which time it is expected that the shareholders of record as of January 18, 2019, the record date for the special meeting, will vote on adoption of the Merger Agreement and the other related matters as described in the Proxy Statement.
Q-125A Sonobuoy Bid Process
On July 9, 2018, the Company announced the filing of a bid protest by ERAPSCO with the United States Government Accountability Office ("GAO") challenging the competitive range exclusion of ERAPSCO under the United States Navy Solicitation No. N00019-19-R-0002 for the GFY 19-23 AN/SSQ-125A (the “Q-125A”) production sonobuoy. The protest challenged, on a number of bases, the United States Navy's (the "Navy") decision to exclude ERAPSCO from the solicitation process and requested that GAO restore ERAPSCO's ability to participate in the process. On August 30, 2018, the Navy issued a notice that it had taken corrective action to reopen the competitive range regarding the Q-125A production sonobuoy and include ERAPSCO in that competitive range. This corrective action allows ERAPSCO to again participate in the bid process. As a result of the Navy’s decision to restore ERAPSCO’s ability to participate in the bid process, the GAO dismissed the protest on September 4, 2018.

(2) Revenue Recognition
Effective July 2, 2018, the Company adopted Accounting Standards Codification 606, “Revenue from Contracts with Customers” (“ASC 606”) using the modified retrospective method. As a result, the cumulative effect of adopting ASC 606 on contracts that were open on the date of adoption was recognized as an adjustment to the opening balance sheet at July 2, 2018. The Company did not restate prior period information in its Consolidated Balance Sheet, Consolidated Statement of Operations or Consolidated Statement of Cash Flows.
Sparton's customers typically engage the Company to provide distinct products and services within the Company's two reportable segments. In its Manufacturing and Design Services ("MDS") segment, the Company performs services that include contract design, manufacturing, and aftermarket repair. In its Engineered Components & Products ("ECP") segment, the Company provides products and services including design, development and production of proprietary products for domestic and foreign defense markets as well as for commercial needs. The Company considers contracts to exist once (i) the parties have approved the contract and have committed to perform their respective rights and obligations under the contract, (ii) the commitment of goods or services to be transferred has been established, (iii) the payment terms have been established, (iv) the Company has determined the contract has commercial substance, and (v) the Company has determined collectability of substantially all due consideration. Sparton treats contracts with similar characteristics as a portfolio when the results are not materially different from treating contracts individually. The contract price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.
Performance Obligations
Performance obligations are typically satisfied when or as products are shipped to customers. In certain contracts, transfer of control is recognized prior to shipment if the contract meets the requirements of a bill-and-hold arrangement or if the contract restricts Sparton’s use of the products, thereby eliminating the ability to obtain a benefit from the products outside the customer contract. Service based performance obligations are considered satisfied as services are rendered based on costs incurred. The amount of consideration the Company expects to receive is allocated on the basis of each performance obligation’s selling price, including the effect of variable consideration to the extent that revenue would likely not be reversed. The primary method used to estimate the standalone selling price is the contracted or list price. Typical payment terms are 30 days from invoicing and, in certain agreements, the Company receives progress based payments and deposits in advance of its satisfaction of performance obligations. The Company's warranties are assurance type which are not considered performance obligations and refund or return obligations are not material. The amount of the transaction price allocated to wholly unsatisfied (or partially unsatisfied) performance obligations is represented by the Company's backlog. Of the $298,000 of backlog at December 30, 2018, $43,000 is expected to be recognized as revenue beyond the next 12 months.
In its application of practical expedients, under ASC 606, the Company (i) treats contracts with similar characteristics as a portfolio, (ii) excludes implied financing costs from variable consideration, (iii) records service revenue based on its right to invoice, (iv) expenses the incremental cost of obtaining a contract for contracts less than twelve months, (v) excludes taxes collected on behalf of a government authority related to its revenue generating transactions from its calculation of transaction price, and (vi) accrues for expected shipping and handling expenses that are expected to be incurred after control is transferred to customers.

The net impact of adoption of ASC 606 on the Company's opening balance sheet as of July 2, 2018 was as follows:

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
Progress payments from customers related to inventory purchases now are reflected as a liability rather than as a reduction of inventory and unbilled accounts receivable now are classified within prepaid expenses and other current assets rather than within accounts receivable. The net impact to retained earnings as a result of the adoption of ASC 606 was a decrease of $345.
Contract Assets and Contract Liabilities
Contract assets consist of the Company's right to consideration for work performed or performance obligations completed which have not yet billed. Contract assets are invoiced and considered accounts receivable when the right to consideration no longer has any further contractual conditions. Contract liabilities consist of customer advances or progress payments for which the Company has not transferred goods or services to its customers. The Company expects to transfer all underlying goods and services to the customer within 12 months of establishing a contract liability.
Contract assets and contract liabilities from revenue contracts with customers consist of the following amounts within the Company's respective consolidated balance sheet captions as of December 30, 2018 and the opening balance sheet date of July 2, 2018:

	As of
	December 30, 2018	July 2, 2018
Contract assets:
Prepaid expenses and current assets	$3,149	$6,891
Contract liabilities:
Performance based payments on customer contracts	8,827	13,761
Advances from customers	5,764	5,899
Revenue of $15,536 that was included in the contract liabilities at July 2, 2018 was recognized in the first two fiscal quarters ended December 30, 2018.
Changes in the contract assets and contract liabilities account balances were attributed to regular business activity.

The following tables summarize the impact of adopting ASC 606 on the Company's unaudited condensed consolidated financial statements at December 30, 2018 and for the second quarter ended and the first two fiscal quarters ended December 30, 2018:

Condensed Consolidated Balance Sheet	December 30, 2018
	As reported	Net effect of adoption of ASC 606	Balances without adoption of ASC 606
Assets:
Inventories and cost of contracts in progress, net	$86,295	$(837)	$85,458
Prepaid expenses and other current assets	8,131	452	8,583
Total current assets	143,091	(385)	142,706
Deferred income taxes	14,786	(134)	14,652
Total assets	224,722	(519)	224,203
Liabilities and Shareholders’ Equity:
Performance based payments on customer contracts	8,827	(1,316)	7,511
Other accrued expenses	7,805	95	7,900
Total current liabilities	144,005	(1,221)	142,784
Total liabilities	149,236	(1,221)	148,015
Retained earnings	46,497	702	47,199
Total shareholders’ equity	75,486	702	76,188
Total liabilities and shareholders’ equity	224,722	(519)	224,203

Condensed Consolidated Statements of Operations	For the Second Quarter of Fiscal Year 2019
	As reported	Net effect of adoption of ASC 606	Excluding the effect of adoption of ASC 606
Net sales	$105,248	$(1,381)	$103,867
Cost of goods sold	82,176	(754)	81,422
Gross profit	23,072	(627)	22,445
Operating income	5,255	(627)	4,628
Income before income taxes	3,408	(627)	2,781
Income taxes	1,491	(132)	1,359
Net income	$1,917	$(495)	$1,422

	For the First Two Quarters of Fiscal Year 2019
	As reported	Net effect of adoption of ASC 606	Excluding the effect of adoption of ASC 606
Net sales	$194,710	$92	$194,802
Cost of goods sold	153,999	(360)	153,639
Gross profit	40,711	452	41,163
Operating income	7,505	452	7,957
Income before income taxes	3,695	452	4,147
Income taxes	1,566	95	1,661
Net income	$2,129	$357	$2,486

Revenue by Category
The following table reflects the Company's revenue disaggregated by major end-use market for the periods ended:

	For the Second Quarter of Fiscal Years		For the First Two Quarters of Fiscal Years
	2019	2018	2019	2018
ECP Segment
U.S. sonobuoy	$26,178	$29,026	$47,021	$45,993
Foreign sonobuoy	7,626	4,064	10,750	9,672
Engineering services	1,719	1,057	3,907	1,606
Rugged electronics	7,460	8,289	14,617	15,557
Total ECP Segment	42,983	42,436	76,295	72,828
MDS Segment
Manufacturing	58,177	51,269	110,084	98,961
Engineering services	3,452	3,271	7,057	7,540
Other	636	843	1,274	1,253
Total MDS Segment	62,265	55,383	118,415	107,754
Total net sales	$105,248	$97,819	$194,710	$180,582
(3) Inventories and Cost of Contracts in Progress, net
The following are the major classifications of inventory, net of interim billings:

	December 30, 2018	July 1, 2018
Raw materials	$62,563	$56,088
Work in process	15,307	16,138
Finished goods	8,425	8,784
Total inventory and cost of contracts in progress, gross	86,295	81,010
Inventory to which the U.S. government has title due to interim billings	—	(8,604)
Total inventory and cost of contracts in progress, net	$86,295	$72,406
In accordance with the application of ASC 606, progress payments from customers related to inventory purchases are reflected as liabilities rather than as a reduction of net inventories as presented on July 1, 2018.
(4) Property, Plant and Equipment, net
Property, plant and equipment, net consists of the following:

	December 30, 2018	July 1, 2018
Land and land improvements	$1,461	$1,439
Buildings and building improvements	28,215	28,160
Machinery and equipment	54,433	53,250
Construction in progress	2,084	1,391
Total property, plant and equipment	86,193	84,240
Less accumulated depreciation	(54,224)	(51,450)
Property, plant and equipment, net	$31,969	$32,790

(5) Other Intangible Assets
The components of other intangible assets, net consist of the following:

	Net Carrying Value at July 1, 2018	Amortization	Net Carrying Value at December 30, 2018
Non-compete agreements	$680	$(321)	$359
Customer relationships	19,061	(2,831)	16,230
Trademarks/Tradenames	1,059	(81)	978
Unpatented technology and patents	308	(78)	230
Other intangible assets, net	$21,108	$(3,311)	$17,797
(6) Debt
On September 11, 2014, the Company entered into a revolving line-of-credit facility with a group of banks (the “Credit Facility”) which expires on September 11, 2019. On May 3, 2018, the Company entered into Amendment No.5 ("Amendment 5") to the Credit Facility. Under the terms of Amendment 5, (i) the revolving credit facility was reduced from $125,000 to $120,000, (ii) the Company's permitted Total Funded Debt to EBITDA Ratio, as defined, was increased to 4.5x for the fiscal quarters ended April 1, 2018 and July 1, 2018, and beginning with the fiscal quarters ended September 30, 2018 and thereafter the Company's permitted Total Funded Debt to EBITDA Ratio was decreased to 3.0x, and (iii) the interest rates on the revolving line of credit were increased, at the Company's option, to either LIBOR, plus 3.50% to 4.50%, or the bank’s base rate, as defined, plus 2.50% to 3.50%. In addition, Amendment 5 also fixed the commitment fees on the unused portion of the Credit Facility at 0.50%.
The Credit Facility is secured by substantially all assets of the Company and its subsidiaries. As of December 30, 2018, the Company had $49,821 available under the Credit Facility, with current borrowings under the facility of $64,100, outstanding letters of credit of $6,047 and capital leases of $32.
As of December 30, 2018, outstanding borrowings under the Credit Facility will bear interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six month periods, plus 3.50% to 4.50%, or at the bank’s base rate, as defined, plus 2.50% to 3.50%, based upon the Company’s Total Funded Debt/EBITDA Ratio, as defined. The effective interest rate on outstanding borrowings under the Credit Facility was 6.08% at December 30, 2018.
The Credit Facility includes representations, covenants and events of default that are customary for financing transactions of this nature. The Company was compliant with all such covenants at December 30, 2018.
As a result of the pending acquisition of the Company and the full repayment of the Credit Facility upon the effective date of the Merger, the Credit Facility has been classified as a current liability on the Company's consolidated balance sheet as of December 30, 2018.
(7) Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law. The Tax Act made significant changes to U.S. tax laws including, but not limited to, lowering the federal income tax rate for U.S. corporations from a maximum of 35% to a fixed 21%, revising certain corporate income tax deductions, implementing a territorial tax system and imposing a repatriation tax on unrepatriated earnings of foreign subsidiaries. The new federal tax rate was effective January 1, 2018. For corporations that report on a fiscal year basis, the Tax Act required the use of a full-year blended income tax rate based on the new and old rates.
The Company's effective income tax rate for interim periods was determined based on the Company's estimated annual effective tax rate for the applicable year using the federal statutory income tax rate, permanent tax differences, foreign income and state income tax rates, as well as the impact of federal, foreign and state tax deductions and credits.
The Company's estimated annual effective income tax rate for the fiscal year 2019 was determined to be 21%. Income tax expense for the second quarter of fiscal 2019 included a $1,675 discrete tax expense item related the write off of a deferred tax asset on certain transaction costs associated with the Company's pending Merger and an $887 discrete tax credit item related to the completion of the Company's income tax returns for fiscal year 2018.
For the first quarter of fiscal year 2018, the Company used an effective income tax rate of 35% as the Tax Act had not yet been enacted. Subsequent to the Tax Act, the Company used an annual effective income tax rate of 28% for fiscal year 2018, exclusive of any discrete tax events. During the second quarter of fiscal year 2018, as a result of the Tax Act, the Company recorded income tax expense of $10,100 for a provisional reduction in its net deferred tax assets, $400 for a provisional liability related to unrepatriated earnings and profits of foreign subsidiaries and $307 to adjust the tax benefit recorded in the first quarter of fiscal year 2018. In addition to the discrete income tax events of the Tax Acts in the second quarter of fiscal year 2018, the Company recognized a discrete income tax benefit of $118 during the second quarter of fiscal year 2018 as a result of a return to provision true-up when filing its fiscal year 2017 tax return as well as amending certain tax returns from earlier tax years.
In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain tax effects of the Tax Act and provides for a one-year measurement period. The ultimate impact of the Tax Act may differ from the provisional amounts the Company has recorded due to additional analysis, changes in interpretations and assumptions the Company has made and additional regulatory guidance that may be issued. The accounting was completed before the end of the measurement period on December 22, 2018.
(8) Defined Benefit Pension Plan

The Company has a frozen defined benefit pension plan. The Company recorded net periodic pension expense of $5 and net periodic pension income of $6 for the second quarter of fiscal years 2019 and 2018, respectively. Net periodic pension expense was $7 and $13 for the first two quarters of fiscal years 2019 and 2018, respectively. No contributions were made to the pension plan during either of the first two quarters of fiscal years 2019 and 2018.
(9) Commitments and Contingencies
The Company is a party to an environmental remediation matter in Albuquerque, New Mexico ("Coors Road"). As of December 30, 2018 and July 1, 2018, Sparton had accrued $5,240 and $5,508 respectively, as its estimate of the remaining minimum future discounted financial liability regarding this matter, of which $642 and $642, respectively, was classified as a current liability and included on its consolidated balance sheets in other accrued expenses. As of December 30, 2018 and July 1, 2018, the Company had accrued $1,606, in relation to expected reimbursements from the Department of Energy, which are included in other non-current assets on the consolidated balance sheets and are considered collectible.
At the end of each fiscal year, the Company is required to certify compliance with the United States Environmental Protection Agency's (“EPA”) financial assurance requirements. If the Company is not in compliance, funds for environmental remediation costs must be set aside. As a result of the $9,197 of income tax expense related to the tax law changes from the Tax Act that the Company recorded in fiscal year 2018, the Company was not in compliance with such financial assurance requirements at the end of fiscal year 2018. In October 2018, the Company established the Sparton Corporation Standby Financial Assurance Trust and issued a standby letter of credit in the amount of $2,512 related to the Coors Road environmental remediation matter. The trust was established to alternately meet the EPA’s financial assurance requirements.
See the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2018 for further information regarding the Company's environmental matters.
In addition to the foregoing, from time to time, the Company is involved in various legal proceedings relating to claims arising in the ordinary course of business.
The Company and the members of its board of directors were named as defendants in four federal securities class actions purportedly brought on behalf of all holders of the Company’s common stock challenging the merger (the "Sparton/Ultra Merger") contemplated by the now terminated Agreement and Plan of Merger, dated as of July 7, 2017 (the "Sparton/Ultra Merger Agreement"), by and among the Company, Ultra and Ultra Electronics Aneira, Inc. The lawsuits generally sought, among other things, to enjoin the defendants from proceeding with the shareholder vote on the Sparton/Ultra Merger Agreement at the special meeting or consummating the Sparton/Ultra Merger unless and until the Company disclosed the allegedly omitted information. The complaints also sought damages allegedly suffered by the plaintiffs as a result of the asserted omissions, as well as related attorneys’ fees and expenses. After discussions with counsel for the plaintiffs, the Company included certain additional disclosures in the proxy statement soliciting shareholder approval of the Sparton/Ultra Merger Agreement. The Company believed the demands and complaints were without merit, there were substantial legal and factual defenses to the claims asserted, and the proxy statement disclosed all material information prior to the inclusion of the additional disclosures. The Company made the additional disclosures to avoid the expense and burden of litigation. On September 1, 2017, the court dismissed the lawsuits with prejudice with respect to the lead plaintiffs in the lawsuits and without prejudice as to all other shareholders. During the second quarter of fiscal year 2018, the Company and the plaintiffs agreed to settle the claim for $200.

The members of the Company's board of directors were named as defendants in another class action suit filed in the United States District Court for the Northern District of Ohio on October 24, 2017, purportedly brought on behalf of all holders of the Company's common stock. This lawsuit sought damages allegedly suffered by plaintiffs as a result of violations by the members of the board of directors of their fiduciary duties. As a result of the termination of the Sparton/Ultra Merger Agreement, on March 16, 2018, the parties to the lawsuit stipulated to a dismissal of the lawsuit without prejudice.
The Company was party to a dispute regarding a health claim by a former employee and her children (collectively the "plaintiffs") of one of the Company’s former businesses. The plaintiffs sought monetary damages related to their medical care and treatment, pain and suffering, and lost earnings. In fiscal year 2018, the Company accrued $635 for potential insurance deductibles and legal fees associated with this claim. In August 2018, a $5,500 settlement was reached between the plaintiffs, the Company, and the Company’s insurer, where the Company would pay $500 in settlement costs in excess of its $5,000 insurance coverage and $500 in insurance deductibles. The Company recorded this settlement in fiscal year 2018, and also recorded $594 of legal fees related to this dispute. The settlement was paid in full in the second quarter of fiscal 2019.
The Company was the plaintiff in a lawsuit against the previous owner and other shareholders of Hunter Technology Corporation (“Hunter”), a business acquired by the Company, for breaches of the acquisition agreement and fraud. In June 2018, the Court ruled against the Company, and the Company was required to reimburse the defendant’s legal fees of $484. The Company also incurred $115 of legal fees related to this matter. The Company recorded the liability in the fourth quarter of fiscal year 2018, and expensed its related legal fees during fiscal year 2018. The Company is also involved in a dispute between a predecessor company of Hunter and the California State Board of Equalization (“SBOE”) regarding unpaid taxes for which the Company is liable. In the fourth quarter of fiscal year 2018, the Company accrued $500 as an estimated settlement of this liability. This dispute remains in negotiations with the SBOE and the Company.
The Company is involved in a matter with Goodrich Corporation (“Goodrich”) in which Goodrich has alleged that the Company owes indemnification to Goodrich under an agreement as a result of damages suffered by Goodrich in a lawsuit that Goodrich settled. The Company has disputed the indemnification claim and Goodrich has requested the parties mediate the dispute or move to trial. This dispute is covered by insurance, subject to normal reservation of rights by the insurance company, and the Company believes that a settlement, if any, would likely be within the Company’s coverage. No amounts have been accrued as it is not probable that a loss has been incurred.
The Company is not currently a party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, is expected to have a material adverse effect on the Company's business, financial condition or results of operations.
The Company is subject to audits by certain federal government agencies, including the Defense Contract Audit Agency and the Defense Contract Management Agency. The agencies audit and evaluate government contracts and government contractors’ administrative processes and systems. These agencies review the Company’s performance on contracts, pricing practices, cost structure, financial capability and compliance with applicable laws, regulations and standards. They also review the adequacy of the Company’s internal control systems and policies, including the Company’s purchasing, accounting, estimating, compensation and management information processes and systems. The Company works closely with these agencies to ensure compliance. From time to time, the Company is notified of claims related to noncompliance arising from the audits performed by these agencies. Such claims have historically been subject to actions of remediation and/or financial claims that are typically subject to negotiated settlements. The Company believes that it has appropriate reserves established for outstanding issues and is not aware of any issues of noncompliance that would have a material adverse effect on the Company’s financial position or results of operations.
(10) Stock-Based Compensation
The Company has a long-term incentive plan to offer incentive and non-qualified stock options, stock appreciation rights, restricted stock or restricted stock units, performance awards and other stock-based awards, including grants of shares under the Sparton Corporation 2010 Long-Term Incentive Plan (the “2010 Plan”).
The following table shows stock-based compensation expense by type of share-based award included in the consolidated statements of operations:

	For the Second Quarter of Fiscal Years		For the First Two Quarters of Fiscal Years
	2019	2018	2019	2018
Fair value expense of stock option awards	$5	$4	$6	$43
Restricted stock units	55	7	41	178
Restricted and unrestricted stock	—	—	—	—
Total stock-based compensation expense	$60	$11	$47	$221

The following is a summary of activity for the first two quarters of fiscal year 2019 related to the 2010 Plan:

	Stock Options	Restricted stock units	Restricted shares
Outstanding at July 1, 2018	78,249	95,686	—
Granted	—	—	—
Forfeited	(9,780)	(21,093)	—
Outstanding at December 30, 2018	68,469	74,593	—
As of December 30, 2018, 56,630 stock options were exercisable, of which 17,120 vested in the first two quarters of fiscal year 2019.
(11) Earnings Per Share Data
The following table sets forth the computation of basic and diluted net income/(loss) per share:

	For the Second Quarter of Fiscal Years		For the First Two Quarters of Fiscal Years
	2019	2018	2019	2018
Numerator:
Net income (loss)	$1,917	$(8,084)	$2,129	$(10,068)
Less net income allocated to contingently issuable participating securities	—	—	—	—
Net income (loss) available to common shareholders	$1,917	$(8,084)	$2,129	$(10,068)

Weighted average shares outstanding – Basic	9,834,723	9,834,723	9,834,723	9,845,686
Dilutive effect of stock options	—	—	—	—
Weighted average shares outstanding – Diluted	9,834,723	9,834,723	9,834,723	9,845,686

Net income (loss) available to common shareholders per share:
Basic	$0.19	$(0.82)	$0.22	$(1.02)
Diluted	0.19	(0.82)	$0.22	$(1.02)

There were no unvested restricted shares outstanding during the second quarter of fiscal year 2019, the first two quarters of fiscal year 2019, and the second quarter of fiscal year 2018. Net income available to common shareholders was not reduced by allocated earnings associated with unvested restricted shares of 10,963 for the first two quarters of fiscal year 2018, as the unvested restricted shares did not participate in the net loss for the first two quarters of fiscal year 2018.
The computation of diluted net income per share for the second quarter of fiscal year 2019 and the first two quarters of fiscal 2019 excluded any potential shares of commons stock issuable upon the exercise of stock options as the option price exercises were in excess of the average share price for the respective periods.
The computation of diluted net loss per share for the second quarter of fiscal year 2018 and the first two quarters of fiscal year 2018 excluded potential shares of common stock issuable upon exercise of stock options totaling 580 and 581, respectively, as their inclusion would have had an anti-dilutive effect due to the net losses for these periods.

(12) Business Segments
As previously described, the Company has identified two reportable segments, MDS and ECP. The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company's resources on a segment basis. The Company’s Chief Operating Decision Maker assesses segment performance and allocates resources to each segment individually.
Operating results and certain other financial information about the Company’s two reportable segments for the second quarter and first two quarters of fiscal years 2019 and 2018 were as follows:

	For the Second Quarter of Fiscal Year 2019
	MDS	ECP	Unallocated	Eliminations	Total
Gross sales	$65,402	$42,983	$—	$(3,137)	$105,248
Gross profit	8,855	14,217	—	—	23,072
Selling and administrative expenses (incl. depreciation)	5,758	3,497	5,479	—	14,734
Internal research and development expenses	—	1,442	—	—	1,442
Depreciation and amortization	1,916	485	604	—	3,005
Operating income	1,746	8,988	(5,479)	—	5,255
Capital expenditures	580	547	175	—	1,302
Total assets at December 30, 2018	154,097	73,521	(2,896)	—	224,722

	For the Second Quarter of Fiscal Year 2018
	MDS	ECP	Unallocated	Eliminations	Total
Gross sales	$58,353	$42,468	$—	$(3,002)	$97,819
Gross profit	6,960	14,789	—	—	21,749
Selling and administrative expenses (incl. depreciation)	5,614	3,570	4,890	—	14,074
Internal research and development expenses	—	669	—	—	669
Depreciation and amortization	2,247	535	567	—	3,349
Operating income (loss)	(208)	10,211	(4,890)	—	5,113
Capital expenditures	2,210	208	226	—	2,644
Total assets at July 1, 2018	147,860	71,558	12,584	—	232,002

	For the First Two Quarters of Fiscal Year 2019
	MDS	ECP	Unallocated	Eliminations	Total
Gross sales	$124,696	$76,295	$—	$(6,281)	$194,710
Gross profit	16,064	24,647	—	—	40,711
Selling and administrative expenses (incl. depreciation)	11,302	7,180	8,622	—	27,104
Internal research and development expenses	—	2,791	—	—	2,791
Depreciation and amortization	3,929	963	1,193	—	6,085
Operating income (loss)	2,036	14,091	(8,622)	—	7,505
Capital expenditures	672	831	450	—	1,953

	For the First Two Quarters of Fiscal Year 2018
	MDS	ECP	Unallocated	Eliminations	Total
Gross sales	$113,661	$72,867	$—	$(5,946)	$180,582
Gross profit	12,953	24,720	—	—	37,673
Selling and administrative expenses (incl. depreciation)	11,514	7,150	10,615	—	29,279
Internal research and development expenses	—	1,241	—	—	1,241
Depreciation and amortization	4,575	1,096	1,135	—	6,806
Operating income (loss)	(1,693)	15,645	(10,615)	—	3,337
Capital expenditures	2,315	395	389	—	3,099

(13) New Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases (Topic 842). ASU 2016-02 establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for capital leases and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.
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
Pending Acquisition of the Company
On December 11, 2018, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Striker Parent 2018, LLC ("Parent"), a Delaware limited liability company and affiliate of Cerberus Capital Management, L.P., and Striker Merger Sub 2018, Inc. ("Merger Sub"), an Ohio corporation and a wholly owned subsidiary of Parent. Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company (the "Merger") with the Company surviving the Merger as a wholly owned subsidiary of Parent. See Note 1, Business and Basis of Presentation - Pending Acquisition of the Company, of the "Notes to Unaudited Consolidated Financial Statements" in this Quarterly Report on Form 10-Q for a discussion of the pending acquisition of the Company.
Consolidated Results of Operations
Presented below is comparative data and discussions regarding our consolidated results of operations for the second quarter and the first two quarters of fiscal year 2019 compared to the second quarter and the first two quarters of fiscal year 2018. Results of operations for any period less than one year are not necessarily indicative of results of operations that may be expected for a full year. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.
For the Second Quarter of Fiscal Year 2019 compared to the Second Quarter of Fiscal Year 2018
The following table presents selected consolidated statements of operations data (dollars in thousands):
CONSOLIDATED

	For the Second Quarter of Fiscal Years
	2019	% of Sales	2018	% of Sales
Net sales	$105,248	100.0%	$97,819	100.0%
Cost of goods sold	82,176	78.1	76,070	77.8
Gross profit	23,072	21.9	21,749	22.2
Selling and administrative expenses	14,734	14.0	14,074	14.4
Internal research and development expenses	1,442	1.4	669	0.7
Amortization of intangible assets	1,641	1.5	1,893	1.9
Operating income	5,255	5.0	5,113	5.2
Other expense, net	(1,847)	(1.8)	(1,494)	(1.5)
Income before income taxes	3,408	3.2	3,619	3.7
Income taxes	1,491	1.4	11,703	12.0
Net income (loss)	$1,917	1.8%	$(8,084)	(8.3)%
The increase in net sales was the result of a $6.9 million sales increase in our MDS segment due to increasing net volume with existing customers, and a $0.5 million sales increase in our ECP segment due to increasing revenue for foreign sonobuoys and engineering services. The increase in gross profit was primarily due to improved MDS margins arising from an increase in sales while containing direct labor and overhead spending, partially offset by decreased ECP margins due to increased engineering staff in support of customer programs expected to broaden product offerings. Selling and administrative expense increased $0.7 million in the second quarter of fiscal year 2019 compared to the second quarter of fiscal year 2018 due to increased legal and advisory expenses related to the potential sale of the Company. Internal research and development costs increased over the prior year quarter due to investment in technologies for use in undersea warfare.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 ("Tax Act") was signed into law. The Tax Act made significant changes to U.S. tax laws including, but not limited to, lowering the federal income tax rate for U.S. corporations from a maximum of 35% to a fixed 21%, revising certain corporate income tax deductions, implementing a territorial tax system and imposing a repatriation tax on unrepatriated earnings of foreign subsidiaries. The new tax rate was effective January 1, 2018. For corporations that report on a fiscal year basis, the Tax Act required the use of a full-year blended income tax rate based on the new and old rates.
The Company's effective income tax rate for interim periods was determined based on the Company's estimated annual effective tax rate for the applicable year using the federal statutory income tax rate, permanent tax differences, foreign income and state income tax rates, as well as the impact of federal, foreign and state tax deductions and credits.
The Company's estimated annual effective income tax rate for the fiscal year 2019 was determined to be 21%. Income tax expense for the second quarter of fiscal 2019 included a $1.7 million discrete tax expense item related to the write-off of a deferred tax asset on transaction certain costs associated with the Company's pending Merger and a $0.9 million discrete tax credit item related to the completion of the Company's income tax returns for fiscal year 2018.
For the first quarter of fiscal year 2018, the Company used an effective income tax rate of 35% as the Tax Act had not yet been enacted. Subsequent to the Tax Act, the Company used an annual effective income tax rate of 28% for fiscal year 2018, exclusive of any discrete tax events. During the second quarter of fiscal year 2018, as a result of the Tax Act, the Company recorded income tax expense of $10.1 million for a provisional reduction in its net deferred tax assets, $0.4 million for a provisional liability related to unrepatriated earnings and profits of foreign subsidiaries and $0.3 million to adjust the tax benefit recorded in the first quarter of fiscal year 2018. In addition to the discrete income tax events of the Tax Acts in the second quarter of fiscal year 2018, the Company recognized a discrete income tax benefit of $0.1 million during the second quarter of fiscal year 2018 as a result of a return to provision true-up when filing its fiscal year 2017 tax return as well as amending certain tax returns from earlier tax years.

Due to the factors described above, the Company reported net income of $1.9 million, or $0.19 earnings per share, basic and diluted for the second quarter of fiscal year 2019, compared to a net loss of $8.1 million, or an $0.82 loss per share, basic and diluted, for the second quarter of fiscal year 2018.
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
MDS
The following table presents selected segment data (dollars in thousands):

	For the Second Quarter of Fiscal Years
	2019	% of Sales	2018	% of Sales	$ Chg
Gross sales	$65,402	100.0%	$58,353	100.0%	$7,049
Intercompany sales	(3,137)	(4.8)	(2,970)	(5.1)	(167)
Net sales	62,265	95.2	55,383	94.9	6,882
Gross profit	8,855	13.5	6,960	11.9	1,895
Selling and administrative expenses	5,758	8.8	5,614	9.6	144
Amortization of intangible assets	1,351	2.0	1,554	2.7	(203)
Operating income (loss)	$1,746	2.7%	$(208)	(0.4)%	$1,954
The $6.9 million increase in net sales was due to net volume increases with existing customers. MDS backlog was $153.9 million at the end of the second quarter of fiscal year 2019 compared to $142.1 million at the end of the second quarter of fiscal year 2018. Commercial orders, in general, may be rescheduled or canceled without significant penalty, and as a result, may not be a meaningful measure of future sales. A majority of the December 30, 2018 MDS backlog is currently expected to be realized in the next 12 months.
Gross profit and gross margin percentage increased primarily due to the increase in net sales while containing labor and overhead spending.
Selling and administrative expense remained consistent period over period.

ECP
The following table presents selected segment data (dollars in thousands):

	For the Second Quarter of Fiscal Years
	2019	% of Sales	2018	% of Sales	$ Chg
Gross sales	$42,983	100.0%	$42,468	100.0%	$515
Intercompany sales	—	—	(32)	(0.1)	32
Net sales	42,983	100.0	42,436	99.9	547
Gross profit	14,217	33.1	14,789	34.8	(572)
Selling and administrative expenses	3,497	8.1	3,570	8.4	(73)
Internal research and development expenses	1,442	3.4	669	1.6	773
Amortization of intangible assets	290	0.7	339	0.8	(49)
Operating income	$8,988	20.9%	$10,211	24.0%	$(1,223)
The $0.5 million increase in net sales was due to a $3.5 million increase in foreign sonobuoy sales and increased engineering sales of $0.7 million, offset by a $2.9 million decrease in domestic sonobuoy sales and an $0.8 million decrease in rugged electronics sales and other revenue streams. Total sales to the U.S. Navy in the second quarter of fiscal years 2019 and 2018 were $27.9 million and $30.1 million, respectively. For the second quarter of fiscal years 2019 and 2018, sales to the U.S. Navy accounted for 27% and 31%, respectively, of consolidated Company net sales and 65% and 71%, respectively, of ECP segment net sales. ECP backlog was $144.0 million at the end of the second quarter of fiscal year 2019 compared to $130.2 million at the end of the second quarter of fiscal year 2018. Substantially all of the December 30, 2018 ECP backlog is currently expected to be realized in the next 18 months.
Gross profit and gross margin percentage decreased from the prior year due to an increase in engineering staff in support of customer programs that is expected to broaden product offerings, partially offset by other overhead cost reductions.
Selling and administrative expense remained consistent period over period.
Internal research and development expenses reflect costs incurred for the internal development of technologies for use in undersea warfare, navigation, hand-held targeting applications as well as rugged electronics and display devices. These costs include salaries and related expenses, contract labor and consulting costs, materials and the cost of certain research and development specific equipment. In the second quarter of fiscal year 2019, ECP increased internal research and development spending, primarily toward technologies in undersea warfare, by $0.8 million as compared to the same period in fiscal year 2018.
Eliminations and Corporate Unallocated
The following table presents selected data (dollars in thousands):

	For the Second Quarter of Fiscal Years
	2019	2018	$ Chg
Intercompany sales elimination	$(3,137)	$(3,002)	$(135)
Selling and administrative expenses unallocated	5,479	4,890	589
Total corporate selling and administrative expenses before allocation to operating segments were $8.9 million and $8.0 million for the second quarter of fiscal year 2019 and fiscal year 2018, respectively, or 8.5% and 8.2% of consolidated sales, respectively. Of these costs, $3.5 million and $3.1 million, respectively, were allocated to segment operations in each of these periods. The increase in corporate selling and administrative expenses was principally due to higher advisory and legal expenses related to the potential sale of the Company.

For the First Two Quarters of Fiscal Year 2019 compared to the First Two Quarters of Fiscal Year 2018
The following table presents selected consolidated statement of operations data (dollars in thousands):
CONSOLIDATED

	For the First Two Quarters of Fiscal Years
	2019	% of Sales	2018	% of Sales
Net sales	$194,710	100.0%	$180,582	100.0%
Cost of goods sold	153,999	79.1	142,909	79.1
Gross profit	40,711	20.9	37,673	20.9
Selling and administrative expenses	27,104	13.9	29,279	16.2
Internal research and development expenses	2,791	1.4	1,241	0.7
Amortization of intangible assets	3,311	1.7	3,816	2.2
Operating income	7,505	3.9	3,337	1.8
Other expense, net	(3,810)	(2.0)	(2,770)	(1.5)
Income before income taxes	3,695	1.9	567	0.3
Income taxes	1,566	0.8	10,635	5.9
Net income (loss)	$2,129	1.1%	$(10,068)	(5.6)%
The $14.1 million increase in net sales was the result of a $10.6 million increase in our MDS segment and $3.5 million increase in our ECP segment, principally attributable to volume.
The increase in gross profit was primarily attributable to the increase in sales volume while consolidated gross margin was flat. The MDS segment realized a more favorable product mix and containment of labor and overhead expenses, partially offset by increased overhead expenses within the ECP segment arising from an increase in engineering staff in support of additional customer programs.
Selling and administrative expenses decreased due to lower legal and advisory expenses related to the potential sale of the Company and a decrease in compensation associated with performance-based bonuses.
As previously addressed in the results of operations in the second quarter of fiscal years 2019 and 2018, the implementation of the Tax Act had a significant impact on the Company's income tax provision in the first two quarters of fiscal year 2018. Excluding the impact of discrete tax events, including the initial recognition on the Company's income tax provision due to the upon implementation of the Tax Act and other matters previously disclosed, the Company's estimated annual effective income tax rates for fiscal years 2019 and 2018 were determined to be approximately 21% and 28%, respectively.
Due to the factors described above, the Company reported net income of $2.1 million, or $0.22 earnings per share, basic and diluted, for the first two quarters of fiscal year 2019, compared to a net loss of $10.1 million, or a $1.02 loss per share, basic and diluted, for the first two quarters of fiscal year 2018.
MDS
The following table presents selected segment data (dollars in thousands):

	For the First Two Quarters of Fiscal Years
	2019	% of Sales	2018	% of Sales	$ Chg
Gross sales	$124,696	100.0%	$113,661	100.0%	$11,035
Intercompany sales	(6,281)	(5.0)	(5,907)	(5.2)	(374)
Net sales	118,415	95.0	107,754	94.8	10,661
Gross profit	16,064	12.9	12,953	11.4	3,111
Selling and administrative expenses	11,302	9.1	11,514	10.1	(212)
Amortization of intangible assets	2,726	2.2	3,132	2.8	(406)
Operating income (loss)	$2,036	1.6%	$(1,693)	(1.5)%	$3,729

The $10.6 million increase in net sales was principally due to volume increases with existing customers across multiple locations. Gross profit increased $3.1 million principally attributable to the increased sales volume, as total costs of sales components remained constant.
Selling and administrative expenses were essentially flat.
ECP
The following table presents selected segment data (dollars in thousands):

	For the First Two Quarters of Fiscal Years
	2019	% of Sales	2018	% of Sales	$ Chg
Gross sales	$76,295	100.0%	$72,867	100.0%	$3,428
Intercompany sales	—	—	(39)	(0.1)	39
Net sales	76,295	100.0	72,828	99.9	3,467
Gross profit	24,647	32.3	24,720	33.9	(73)
Selling and administrative expenses	7,180	9.4	7,150	9.8	30
Internal research and development expenses	2,791	3.7	1,241	1.7	1,550
Amortization of intangible assets	585	0.8	684	0.9	(99)
Operating income	$14,091	18.4%	$15,645	21.5%	$(1,554)
The increase in net sales of $3.5 million was due to a (i) $2.3 million increase in engineering services, (ii) $1.0 million increase in domestic sonobuoy sales, and a (iii) $1.1 million increase in foreign sonobuoy sales, the sum of which was partially offset by a $0.9 million decrease in rugged electronics revenue. Total sales to the U.S. Navy in the first two quarters of fiscal years 2019 and 2018 were approximately $50.9 million and $47.7 million, respectively. For the first two quarters of fiscal years 2019 and 2018, sales to the U.S. Navy accounted for 26% and 26%, respectively, of consolidated Company net sales and 67% and 65%, respectively, of ECP segment net sales.
Gross profit and gross margin percentage decreased from the prior year due to an increase in engineering staff in support of customer programs expected to broaden product offerings, partially offset by other overhead cost reductions.
Selling and administrative expense remained consistent period over period.
In the first two quarters of fiscal year 2019, internal research and development spending, primarily toward technologies in undersea warfare, increased $1.6 million as compared to the same period in fiscal year 2018.
Eliminations and Corporate Unallocated
The following table presents selected consolidated statement of income data (dollars in thousands):

	For the First Two Quarters of Fiscal Years
	2019	2018	$ Chg
Intercompany sales elimination	$(6,281)	$(5,946)	$(335)
Selling and administrative expenses unallocated	8,622	10,615	(1,993)
Total corporate selling and administrative expenses before allocation to operating segments were $15.4 million and $17.2 million for the first two quarters of fiscal year 2019 and fiscal year 2018, respectively, or 7.9% and 9.5% of consolidated net sales, respectively. Of these costs, $6.8 million and $6.6 million, respectively, were allocated to segment operations in each of these periods. Selling and administrative expense decreased to lower legal and advisory expenses related to the potential sale of the Company and a decrease in compensation associated with performance-based bonuses.
Liquidity and Capital Resources
As of December 30, 2018, the Company had $49.8 million available under its $120.0 million credit facility, with current borrowings under the facility of $64.1 million and outstanding letters of credit of $6.0 million.

On September 11, 2014, the Company entered into a revolving line-of-credit facility with a group of banks (the “Credit Facility”) which expires on September 11, 2019. On May 3, 2018, the Company entered into Amendment No.5 ("Amendment 5") to the Credit Facility. Under the terms of Amendment 5, (i) the revolving credit facility was reduced from $125.0 million to $120.0 million, (ii) the Company's permitted Total Funded Debt to EBITDA Ratio, as defined, was increased to 4.5x for the fiscal quarters ended April 1, 2018 and July 1, 2018, and beginning with the fiscal quarters ended September 30, 2018 and thereafter, the Company's permitted Total Funded Debt to EBITDA Ratio was decreased to 3.0x, and (iii) the interest rates on the revolving line of credit were increased, at the Company's option, to either LIBOR, plus 3.50% to 4.50%, or the bank’s base rate, as defined, plus 2.50% to 3.50%. In addition, Amendment 5 also fixed the commitment fees on the unused portion of the Credit Facility at 0.50%.
The Credit Facility is secured by substantially all assets of the Company and its subsidiaries.
The Credit Facility includes representations, covenants and events of default that are customary for financing transactions of this nature. The Company was in compliance with all covenants at December 30, 2018.
As a result of the pending acquisition of the Company and the full repayment of the Credit Facility upon the effective date of the Merger, the Credit Facility has been classified as a current liability on the Company's consolidated balance sheet as of December 30, 2018.

	For the First Two Quarters of Fiscal Years
CASH FLOWS	2019	2018
Operating activities, excluding net changes in working capital	$11,989	$7,709
Net changes in working capital	10,724	(8,583)
Operating activities	22,713	(874)
Investing activities	(1,953)	(3,085)
Financing activities	(20,535)	4,075
Net changes in working capital related cash flows in the first two quarters of fiscal year 2019 primarily reflect decreased accounts receivables and prepaid expenses and other assets, and increased accounts payable and accrued expenses, which were partially offset by increased inventories and increased performance based payments on customer contracts. Working capital related cash flows in the first two quarters of fiscal year 2018 primarily reflect increased accounts receivables and inventories as well as reduced performance based payments, which were partially offset by increased accounts payable and accrued expenses.
Net cash used in investing activity for the first two quarters of fiscal year 2019 and 2018 reflect net capital expenditures of $2.0 million and $3.1 million, respectively.
Net cash used in financing activities in the first two quarters of fiscal year 2019 was principally attributable to $20.4 million of net repayments under the Company's Credit Facility as compared to net cash provided by financing activities principally arising from $4.4 million in net borrowings for the first two quarters of fiscal year 2018.
Commitments and Contingencies
See Note 9, Commitments and Contingencies, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a discussion of the Company's commitments and contingencies.
Contractual Obligations
Information regarding the Company’s long-term debt obligations, environmental liability payments, operating lease payments and other commitments is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for fiscal year ended July 1, 2018. As of July 1, 2018, there were $51.0 million of non-cancelable purchase orders outstanding, $84.5 million of debt, $12.3 million of operating lease payments and a liability related to performance based billings was $3.9 million. As of December 30, 2018, the non-cancelable purchase orders outstanding increased to $51.8 million, debt decreased to $64.1 million, operating lease payments, net of subleases, decreased to $11.1 million and a liability related to performance based billings increased to $8.8 million. Other than as noted above, there have been no material changes in the nature or amount of the Company’s contractual obligations since the end of fiscal year 2018.

Off-Balance Sheet Arrangements
The Company has standby letters of credit outstanding of $6.0 million at December 30, 2018, principally to support foreign sonobuoy sales, insurance arrangements, and an environmental remediation matter as required in connection with the EPA's financial assurance requirements, as disclosed in Note 9, Commitments and Contingencies, of the "Notes to Unaudited Consolidated Financial Statements" in this Quarterly Report on Form 10-Q. Other than these standby letters of credit and the operating lease commitments referenced above, we have no off-balance sheet arrangements that would have a current or future material effect on our financial condition, changes in financial condition, revenue, expense, results of operations, liquidity, capital expenditures or capital resources.
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
•Revenue recognition
•Goodwill and other intangible assets
•Environmental contingencies
•Income taxes
•Commercial inventory valuation
•Stock-based compensation
Except as disclosed in Note 2, Revenue Recognition, and Note 13, New Accounting Standards, of the “Notes to Unaudited Consolidated Financial Statements," there have been no significant changes to our critical accounting policies described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended July 1, 2018.
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
The Company’s revolving credit line, when drawn upon, is subject to future interest rate fluctuations which could potentially have a negative impact on cash flows of the Company. The Company had $64.1 million outstanding under its Credit Facility at December 30, 2018. A prospective increase of 100 basis points in the interest rate applicable to the Company’s outstanding borrowings under its Credit Facility would result in an increase of $0.6 million in our annual interest expense. The Company is not party to any currency exchange or interest rate protection agreements as of December 30, 2018.
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
Remediation of prior year material weaknesses
We previously identified and disclosed in our Form 10-K for the year ended July 1, 2018, a material weakness in our internal control over financial reporting, as we did not maintain effective controls related to the use of our consolidation and financial reporting tool in our interim reporting periods within the above year.
As part of our financial statement close process for fiscal year 2018 and for the first six months of fiscal 2019, we implemented changes to our processes to improve our controls over financial reporting. Among the changes implemented as a result of the identified material weakness, we no longer allow adjustments to be made in our consolidation and financial reporting tool (other than reclassification entries for reporting purposes) that are not also reflected in the ERP systems of the operating entities, and we have increased our oversight of the consolidation and reporting tool. Based on the remediation performed by us, we have concluded that the material weakness described above and first disclosed in our Annual Report on Form 10-K for the year ended July 1, 2018 has been remediated as of September 30, 2018.
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
Item 1A. Risk Factors.
You should carefully consider the risks and uncertainties described in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended July 1, 2018 and the other information in our subsequent filings with the SEC, including this Quarterly Report on Form 10-Q. Our business, financial condition, results of operations and stock price could be materially and adversely affected by any of these risks. The risks described below and in our Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition, results of operations and stock price.
Since the issuance of our most recent Annual Report on Form 10-K, we have identified the following additional risk factors in connection with the potential sale of the Company.
There can be no assurance that the Company's pending acquisition by an affiliate of Cerberus will be consummated in a timely manner or at all.
On December 11, 2018, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Striker Parent 2018, LLC ("Parent"), a Delaware limited liability company and affiliate of Cerberus Capital Management, L.P. ("Cerberus"), and Striker Merger Sub 2018, Inc. ("Merger Sub"), an Ohio corporation and a wholly owned subsidiary of Parent. Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company (the "Merger") with the Company surviving the Merger as a wholly owned subsidiary of Parent.
Consummation of the Merger is subject to certain conditions, including (i) the adoption of the Merger Agreement by the affirmative vote of the holders of at least two-thirds of all the outstanding shares of the Company's common stock entitled to vote thereon at a special meeting of the Company's shareholders, (ii) the accuracy of each party's representations and warranties and each party's compliance with its covenants and agreements contained in the Merger Agreement (subject in the case of this clause (ii) to certain qualifications as to materiality) and (iii) other closing conditions set forth in the Merger Agreement. There can be no assurance that such conditions will be satisfied in a timely manner or at all, or that an effect, event, development or change will not occur that could delay or prevent the closing conditions from being satisfied. Competing offers or acquisition proposals for the Company may be made, resulting in delay of the Merger or termination of the Merger Agreement.
Failure of the Merger to be consummated may adversely affect our business.
If the Merger is not consummated, the trading price of our common stock may decline to the extent that the market price of the Company's common stock reflects positive market assumptions that the Merger will be consummated and the related benefits will be realized. We could also be subject to other risks if the Merger is not consummated, including:

•	the requirement in the Merger Agreement that, under certain circumstances, we reimburse Parent for certain expenses up to $4.75 million;

•	the requirement in the Merger Agreement that, under certain circumstances, we pay Parent a termination fee of $7.5 million;

•
incurring costs related to the Merger, such as legal, accounting, financial advisory and other costs that have already been incurred or will continue to be incurred until the consummation of the Merger;

•	potential reputational harm due to any failure to successfully consummate the Merger;

•	potential disruption to our business, such as distraction of our employees to pursue other opportunities that could be beneficial to the Company, without the Merger actually being consummated;

•	uncertainties and disruption caused by potential plant closures and possible restructuring;

•	need to renegotiate our credit facility to provide for additional liquidity to meet working capital needs; and

•	potential disruption to our business due to possible loss of customers and possible changes in vendor terms as a result of uncertainties.

There are material uncertainties and risks associated with the Merger Agreement and the Merger
Below are material uncertainties and risks associated with the Merger Agreement and the Merger. If any of the risks develop into actual events, then our business, financial condition, results and ongoing operations, stock price or prospects could be materially adversely affected.

•
the announcement or pendency of the Merger may impeded or otherwise interfere with the Company's ability to retain and hire key personnel, its ability to maintain relationships with its customers, suppliers and others with whom it does business, or the operation of its business generally;

•	the attention of our employees and management may be diverted due to activities related to the Merger, which may affect our business operations;

•
matters relating to the Merger (including integration planning) may require substantial commitments of time and resources by Sparton management, which could harm our relationships with our employees, customers, distributors, suppliers or other business partners, and may result in a loss of or a substantial decrease in purchases by our customers;

•
the Merger Agreement restricts us from engaging in certain actions without the approval of Parent, which could prevent us from pursuing certain business opportunities outside the ordinary course of business that arise prior to the consummation of the Merger; and

•	shareholder litigation in connection with the transaction contemplated by the Merger Agreement may arise and result in significant costs of defense, indemnification and liability.
If the Merger is consummated, our shareholders would not benefit from potential future appreciation in the value of the Company.
In the absence of the Merger Agreement and the Merger, the Company could have various opportunities to enhance its value. If the Merger is consummated, our shareholders will no longer hold shares in the Company and, therefore, will forgo any future appreciation in the value of the Company.
The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company.
The Merger Agreement contains provisions that, subject to certain limited exceptions, restrict our ability to solicit, initiate, knowingly encourage or otherwise facilitate any merger transaction or acquisition proposals.
Those provisions could discourage a potential competing buyer that might have an interest in acquiring all or a part of the Company’s business from considering or making a competing acquisition proposal, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than that value to be received or realized under the Merger Agreement in the Merger. The provisions could also cause a potential competing buyer to propose to pay a lower price than it might otherwise have proposed to pay because of the expense of a termination fee that may become payable by the Company to Parent in certain circumstances described in the Merger Agreement.
Our Board and executives have different interests in the Striker merger than those of our shareholders.
The Company’s directors and executive officers have certain interests in the Merger that may be different from, or in addition to, the interests of other Company shareholders. These interests include restricted stock units held by the Company’s executive officers and by directors of the Company immediately prior to the closing that may be cancelled in exchange for a cash payment. Further, our officers are party to employment agreements with the Company and may receive payments upon termination or change of control and could receive other additional payments, all as disclosed in the Proxy Statement.

Item 6. Exhibits.

Exhibit Number	Description

2.1
Agreement and Plan of Merger by and among the Registrant, Striker Parent 2018, LLC (an affiliate of Cerberus Capital Management, L.P.) and Striker Merger Sub 2018, Inc., incorporated herein by reference from Exhibit 2.1 to the Registrant's Form 8-K filed with the SEC on December 14, 2018.

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

Sparton Corporation

Date: February 6, 2019	By:	/s/ JOSEPH J. HARTNETT
Joseph J. Hartnett
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date: February 6, 2019	By:	/s/ JOSEPH G. MCCORMACK
Joseph G. McCormack
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)